Form 10-K
period 1993-12-31
ST JOE PAPER CO
filed 1994-03-30
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1993
                                     OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to

Commission File No. 0-12001

                 S T.    J O E    P A P E R    C O M P A N Y
           (Exact name of registrant as specified in its charter)

          Florida                                           59-0432511
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

Suite 400, 1650 Prudential Drive
      Jacksonville, Florida                                   32207
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (904) 396-6600

  Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
Common Stock, No par value                 New York Stock Exchange

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [ ]

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 15, 1994 was $492,081,808.

As of March 15, 1994 there were 30,498,650 shares of Common Stock No par value outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
(Specific pages incorporated are identified under the applicable item herein.)

Portions of the Registrant's Annual Report to Stockholders for 1993 (the 1993 Annual Report to Stockholders) are incorporated by reference in Part I and
Part II of this Report.

Portions of the Registrant's definitive Proxy Statement dated March 31, 1994 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

                                 PART I

                            ITEM 1.  BUSINESS

      As used throughout this Form 10-K Annual Report, the terms "St. Joe", "Company" and "Registrant" means St. Joe Paper Company and its consolidated subsidiaries unless the context indicates otherwise.

GENERAL

      St. Joe was incorporated in 1936 under the laws of the State of Florida. The general purposes of the Company at incorporation were (1) to manufacture, buy, sell, import, export and deal in pulpwood, woodpulp, paper, paperboard, all raw material thereof, and products and by-products therefrom and to establish, operate and maintain mills, plants and factories for such purpose and (2) to buy, hold, own, work, develop, improve, divide or sub-divide, sell, convey, lease, mortgage, pledge, exchange and otherwise deal in and dispose of all kinds of real and personal property.

      The Executive Offices of St. Joe are located in Suite 400, duPont Center, 1650 Prudential Drive, Jacksonville, Florida, 32207, and its telephone number is 904/396-6600.

      St. Joe is at present primarily engaged in two industry segments: (1) the growing and harvesting of timber, and the manufacturing, distribution and sale of forest products and (2) transportation of goods by rail. The Registrant also is engaged in three other industry segments in which it derives income: (1) growing and processing of sugarcane into raw sugar, (2) telephone communications and (3) real estate. Other income was derived from Company investments in securities, gains on disposition of property and other miscellaneous items.

      Financial information as to revenue, operating profits and identifiable assets by industry segment is set forth in footnote 12 to the Consolidated Financial Statements on pages 33 and 34 of the 1993 Annual Report to Stockholders of this Report. Below is a description of each of these industry segments with information to the extent necessary and material in order that the Company's business taken as a whole can be understood.

Forest Products

      The Company is a vertically integrated producer of corrugated containers. It owns approximately 700,000 acres of timberland (most of which is located in northwestern Florida), a paper mill located in Port St. Joe, Florida, and 16 container plants located throughout the eastern half of the United States. The Company's timberland and forestry operations supply wood chips and pulpwood to the mill, which produces linerboard, some of which is bartered for corrugating medium. The container plants convert the linerboard and corrugating medium into corrugated containers. The Company produces and sells a wide variety of corrugated containers to processors and manufacturers in the food, agricultural, paper, petrochemical, plastics, electronics, electrical equipment and machinery industries. Demand for corrugated containers is cyclical and correlates closely with real growth in the United States gross national product and also with population and other demographic factors.

      The corrugated container industry is highly competitive, with over 1,500 container plants in the United States. When demand for corrugated containers falls, the ability to maintain prices by adjusting inventory levels is limited because container plants and paper mills operate most economically at or near full capacity. In addition, although corrugated containers are the dominant form of transport packaging nationally, corrugated containers compete with various other packaging materials, including paper, plastic, wood and metal.

      The Company's operating strategy for its Forest Products sector has been to reduce unit production costs by increasing operating efficiency and maximizing capacity utilization. In addition, the Company emphasizes the marketing and production of higher margin products such as the Company's mottled white linerboard and high performance linerboard, over unbleached linerboard.

      The Company's paper mill located at Port St. Joe, Florida, produces mottled white and unbleached linerboard, a principal component of corrugated containers. The mill can produce linerboard in a full range of grades and weights. Set forth below is certain information as to mill linerboard production for the years indicated:

                          Linerboard Production
                                (In tons)

                                    Total          Average Daily
      Year                        Production        Production*

      1993                         444,005            1,254
      1992                         425,087            1,266
      1991                         433,352            1,308
      1990                         454,342            1,327
      1989                         457,638            1,386


*Average daily production is computed by dividing the total production of each paper machine by the number of days on which such paper machine operates each year.

      In 1992 and 1993, approximately 42% and 45%, respectively, of mill production in tons was mottled white linerboard marketed by the Company under the trade name "Crest White." Demand for mottled white linerboard has increased significantly in recent years. Mottled white linerboard, which is more aesthetically attractive than unbleached linerboard, in 1992 sold at approximately 30% over the price of unbleached linerboard while in 1993 this upcharge was 49%. Since mottled white linerboard offers significantly higher profit margins than unbleached linerboard, the Company has emphasized, and expects to continue to emphasize, the production of mottled white over unbleached linerboard. Approximately 72% of the Company's mottled white linerboard production in 1993 was traded to other producers under trade agreements in exchange for corrugating medium or kraft liner.

      The capital expenditures at the paper mill in 1993 for maintenance and upgrade were $18.5 million which compares to $38.6 for the 1992 capital and maintenance expenditures. The 1994 budget for maintenance and upgrade at the paper mill is $23.4 million.

      The Company has sought to lower its energy costs at the mill by using increasing amounts of timber harvesting and pulp mill by-products as energy sources. The mill's boilers use "biomass" fuel (scrub wood, bark and timber wastes) and "black liquor" solids (a by-product of the wood pulping process) to meet a substantial percentage of the mill's energy requirements. In 1993 fuel oil and natural gas accounted for 34.4% of mill energy requirements. Black Liquor solids and biomass supplied the balance of mill requirements. Approximately 41% of the biomass burned at the mill in 1993 was harvested from lands owned by the Company or by-products of the Company's timber harvesting and woodchipping operations.

      The Company owns 16 container plants located throughout the eastern half of the United States. Linerboard and corrugating medium are the principal materials used in the manufacture of corrugated containers. The container plants have an aggregate production capacity of approximately 8 billion square feet of containerboard per year. The plants in 1993 produced approximately 7.1 billion square feet of containerboard. In 1993, fourteen of the container plants operated on two shifts, one on one shift and one on three shifts. The Company could increase capacity by running the one plant that is on one shift, two additional shifts, as well as adding a third shift to the fourteen plants presently on two shifts. The Company's paper mill production resulted in supplying of approximately 87% of the container plants' requirements for linerboard and corrugating medium for 1993 which was up from the 84% that was supplied in 1992.

      The Company's container plants accounted for approximately 1.9% of the total national industry shipments during 1993 down from the approximately 2.1% in 1992. The Company's corrugated container business services approximately 2,750 customers. The single largest customer accounted for approximately 4.2% of the Company's corrugated container shipments for 1993 and the ten largest customers accounted for approximately 16.9% of the Company's 1993 corrugated container revenues.

      The Company considers its container plant facilities to be in satisfactory condition. To maintain and upgrade these facilities, the Company spent $6.3 million in 1993 and has adopted a budget of $7.5 million for its 1994 capital maintenance and upgrade program. The Company maintains a laboratory facility located in Louisville, Kentucky, which tests container components, materials and workmanship to ensure quality control for container products.

      Company-owned timberlands are the principal source of woodchips and pulpwood for the paper mill. Cellulose fiber which is produced primarily from wood chips and pulpwood is the principal raw material used in the manufacture of linerboard. The Company owns approximately 700,000 acres of timberland, of which approximately 665,000 acres are situated in northwestern Florida and the remaining 35,000 acres are situated in southern Georgia. Presently, approximately 598,000 acres have been planted as managed plantations to facilitate harvesting and reforestation and to maximize timber yields. During the current planting season, November, 1993 through the end of February, 1994 the Company planted 18,305,000 seedlings on 24,775 acres. The Company owns, in total, approximately 1.1 million acres of land.

      Six forestry units and a wood procurement unit manage the timberlands. The timberlands are harvested by local contractors pursuant to agreements which generally are renewed annually. Timber harvested from Company timberlands accounted for 1,071,398 tons or 56% of mill wood requirements in 1993, compared to 60% in 1992. The Company has wood chipping facilities located at the paper mill, Lowry and Newport, Florida.

      Recycled fiber is obtained in part from third parties and in part from mill operations. In 1993 and 1992, recycled or secondary fiber supplied approximately 17% and 15% respectively of the mill's total fiber requirements. We expect to use approximately 22% recycled fiber in our 1994 production.

      The Company operates a nursery located in Capps, Florida. The nursery conducts research to produce faster-growing, more disease-resistant species of pine trees, and produces seedlings for planting on Company-owned plantations. In addition, the Company in cooperation with the University of Florida, is doing experimental work in genetics on the development of superior pine seed orchards. In 1993 and 1992 capital expenditures in the forestry operations were approximately $5.3 million and $5.1 million, respectively. The Company has adopted a capital expenditure program for 1994 to reinvest approximately $6.7 million in these operations. These expenditures include our nursery expense and includes our tree planting.

      In 1993 the mill at Port St. Joe spent $1.2 million on environmental related items. These were in the area of asbestos removal and disposal, recovery boiler precipitator, and the heat exchanger on steam stripper. The Company has budgeted $3.9 million in 1994 for predominantly capitalized environmental items. The main items in 1994 will be for additional asbestos removal and disposal, Phase II - replacing recovery boiler precipitator, disposal of equipment containing PCB and upgrade, and installing system to remove solids and enlarge effluent ditch in the recovery boiler area.

      The mill at Port St. Joe is in compliance at this time in all environmental areas under the present existing laws, rules and permits as far as we know. The Company's concerns at this point are with proposed new regulations for permits in the area of both air and water under the new "Cluster Rule". The "Cluster Rule" is a proposal to combine the air and water regulations into one. The U.S. Environmental Protection Agency (EPA) is also considering adding the new solid waste rule to the "Cluster Rule" umbrella. The proposed "Cluster Rule" was issued in draft form in the fall of 1993. Additional changes to the air rules will be announced in the last half of 1994. Compliance with the final rules as presently drafted will be required by 1998. Our greatest concern remains in the area of dioxin and other toxins in the dioxin family. If the industry continues to be allowed to bleach via chlorine substitution as proposed in the new rule, the industry will be able to comply. If, however, the proposed regulations are changed to require total chlorine free bleaching, then the paper industry, as well as, a number of other industries and cities will be faced with major expenditures in order to comply.

      In the container plants we have no major environmental problems that we are aware of at this time. In 1993, we had some expense at several plants, mostly for tank removals, with the total for all plants being less than $0.2 million. We anticipate spending approximately $0.8 million in 1994 on similar items.

      The forestry operation continues to have no major environmental problems. The one area of expense in 1993 was at one of the forestry units in connection with fuel contamination of soil. Approximately $0.1 million was spent on this in 1993 and it is estimated that $0.3 will be spent in 1994 for clean-up and monitoring the ground water. We do not expect any problems at any of our other forestry units.

Transportation

      The Company owns 54% of Florida East Coast Industries, Inc. which in turn owns 100% of Florida East Coast Railway Company (FEC). The Company also owns and operates Apalachicola Northern Railroad Company (ANRR). The common stock, par value $6.25 per share, of Florida East Coast Industries, Inc. is registered pursuant to Section 12(b) of the Securities Exchange Act (Commission file number 2-89530).

      Both FEC and ANRR are subject to regulation by the Interstate Commerce Commission and, in some areas, the State of Florida. These governmental agencies must approve, prior to implementation, changes in areas served and certain other changes in operations of FEC and ANRR.

      The principal business of FEC is that of a common carrier of goods by rail over 442 miles of main and branch line track all in the state of Florida. The mainline extends 351 miles from Jacksonville on the north, to Miami on the south, with 91 miles of branch line extending west from Fort Pierce to Lake Harbor. Principal commodities carried by the FEC in its rail service include automotive vehicles, crushed stone, cement, trailers-on-flatcars, containers-on-flatcars and basic consumer goods such as food. FEC is the only railroad serving the area between Jacksonville and West Palm Beach on the east coast of Florida. Common motor carriers are competitors throughout the entire transportation system and CSX Transportation, Inc. is a competitor over that section of track extending southward from West Palm Beach to Miami for rail traffic, excluding that of trailer-on-flatcar and container-on-flatcar traffic.

      The operating statistics set forth below reflect FEC's performance for the latest three years:
                          Operating Statistics
                  (In thousands except percentage data)

                                Years Ended December 31,

                            1993           1992           1991

Operating revenues       $  162,318   $   138,736     $   138,212
Operating income             28,843        18,876          11,900
Operating margin              17.8%         13.6%            8.6%
Tonnage                      14,709        13,772          16,107
Revenue ton miles         4,257,000     4,157,594       3,862,377


      The FEC had capital expenditures in 1993 of $19.8 million in addition to maintenance expenditures of $53.7 million. This compares to 1992 capital expenditures of $17.9 million and 1991 of $14.6 million. The maintenance expense in 1992 was $33.8 million and 1991, $56.0 million.

      ANRR is a short line railroad that operates exclusively within the state of Florida, over 90 miles of main track and 6 miles of rail yard track extending from Port St. Joe to Chattahoochee where it connects with an unaffiliated carrier. All 90 miles of the main line are 100% concrete crossties. Although it is a common carrier, most of ANRR business consists of carrying coal and items related to wood. In 1993, 67.5% of its carloads were carrying coal. The carloads of coal carried in 1992 and 1991 were 67.8% and 67.3% respectively of the total. The other main commodity carried is wood products, consisting of pulpboard, woodchips and pulpwood. These products totaled 24.6% of the total 1993 carloads, 24.1% in 1992 and 24.3% in 1991. The other items carried by ANRR are tall oil chemicals, stone and clay products and recyclable items. Certain operating statistics for the latest three years are as shown:

                          Operating Statistics
                  (In thousands except percentage data)

                                Years Ended December 31,

                            1993           1992           1991

Operating revenues       $   12,685   $    12,366     $    12,865
Operating income              1,969         2,614           2,558
Operating margin              15.5%         21.1%           19.9%
Tonnage                       4,187         4,047           4,149
Revenue ton miles           401,907       380,696         389,418

      Capital expenditures by the ANRR in 1993 were $4.2 million which compares to 1992 capital expenditures of $3.4 million and 1991 of $3.0 million. The ANRR has budgeted $4.7 million in 1994 for capital expenditures.

      FEC is a party to various proceedings before state regulatory agencies relating to environmental issues. In addition, FEC, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites at Jacksonville, Florida and Portsmouth, Virginia. FEC has made an estimate of its likely costs attributed to sites for which its clean up responsibility is probable and a liability has been recorded. Such liability is not material to the financial position of the FEC. Based upon managements evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. FEC is not aware of any monetary sanctions to be proposed which in the aggregate, are likely to exceed $100,000, nor does it believe that corrections will necessitate significant capital outlays or cause material changes in its business.

      ANRR has environmental problems involving stormwater run-off and contaminated soil from fuel oil and gasoline. These items cost approximately $1.8 million in 1993 for both capital expenditures and expense and are budgeted for $1.0 million in 1994.

Sugar

      In 1971, the Company acquired a 60% interest in Talisman Sugar Corporation (TSC) which is a grower of sugarcane located in the fertile Belle Glade area in south central Florida. In addition to growing sugarcane TSC harvests the cane and processes the cane into raw sugar. In 1984, the Company acquired the remaining 40% interest in TSC, thereby owning 100% of it today.

      The Company at the end of 1993 owned approximately 47,900 acres of agricultural land and leased approximately 7,200 acres for use in its sugarcane growing operation. Sugarcane production and processing is seasonal in nature. Sugarcane plantings generally yield two harvests before replanting is necessary. The Company harvests its sugarcane crop in one-year cycles, as do other Florida producers. The Company generally plants sugarcane in the fall of each year. Harvesting of a crop generally commences in October of each year and continues into the following March. During the 1993-1994 crop the TSC grew sugarcane on approximately 43,000 acres of land.

      The majority of the Florida sugarcane producers, including TSC, harvests sugarcane using mechanical cane harvesters. This is a change from harvesting sugarcane by hand as was the historical practice. Cane cutting and loading are performed with mechanized harvesters which reduces significantly the labor requirements, resulting in substantial cost savings and permits the grinding of the sugarcane more quickly after harvesting, resulting in improved efficiency. Mechanized harvesting, however, is less precise than manual harvesting, resulting in greater amounts of chaff and trash being mixed in with the harvested sugarcane. As a result, a minimal amount of sucrose is lost through leaching into the trash and chaff. In addition, mechanized harvesting causes more damage to cane fields than manual harvesting, resulting in slightly lower cane yields in subsequent crops. Consequently, yields of sucrose from harvested sugarcane and its crop yields per acre are generally slightly lower than those cut by hand. These negative effects are far outweighed by the labor cost savings and other efficiencies resulting from mechanized harvesting.

      The Company's sugar mill has a grinding capacity of approximately 11,500 tons of sugarcane per day. The Company ground approximately 1,227,000 tons of sugarcane in 1991, approximately 1,296,000 tons in 1992 and approximately 1,321,000 tons of sugarcane in 1993 from Company operated lands. The amount of sugarcane ground in the years 1991, 1992 and 1993 from prior years was greatly increased due to good weather conditions, and 1991 was the first year we had sugarcane from the additional lands purchased in 1989 and 1990. The Company ground an additional 170,000 tons in 1991 for other sugar growers in exchange for a percentage of the sugar and molasses obtained from this sugarcane. In 1992 and 1993 the Company did not grind any cane grown by or for others. Total raw sugar production for the Company was approximately 134,000 tons in 1991, 117,000 in 1992, and 119,000 in 1993.
These amounts include 10,000 tons in 1991, that were delivered to the other sugar growers with whom the Company had the grinding arrangement explained above.

      The sugar mill is virtually energy self-sufficient, with almost all of its energy requirements supplied through the use of bagasse, a by-product of the mill's cane grinding operations. The Company harvests and processes its sugarcane into raw sugar and sells its entire production to Everglades Sugar Refinery, Inc., a wholly-owned subsidiary of Savannah Foods & Industries, Inc., pursuant to a contract which was to expire in 1996. In 1993 this contract was amended and is extended through the 1997/1998 crop year and is automatically renewed each crop thereafter. Either party can decline to renew by giving notice to the other party no later than October 1 of the fourth year prior to the termination date. Under the contract, the Company is paid for its sugar based on market prices.

      The sugar industry is highly competitive. The Company competes with foreign and domestic sugarcane and sugar beet processors, as well as manufacturers of corn sweeteners and artificial sweeteners such as aspartame and saccharin. Sugar is a volatile commodity subject to wide price fluctuations in the marketplace. Sugar prices have been supported by the United States Government through the Agriculture and Food Act of 1981 which restricts sugar imports in order to support the domestic sugar price. This Act was scheduled to terminate in 1990. The United States Congress in 1990, passed the Food, Agriculture, Conservation and Trade Act of 1990, which extended this price support program to cover the 1991-95 crops of sugarcane.

      The Florida Department of Environmental Regulation with other state and federal agencies continue to assess all farming operations, especially the sugar operation in that area, for its effect on Lake Okeechobee. These state and federal agencies currently are concerned with the phosphate in fertilizer used by vegetable farmers and sugarcane growers, running into the Everglades. These agencies want the farmers to reduce the amount of phosphate in the storm water run-off from their property. As with the Forest segment of the Company, the concern in the Sugar segment is with the new Clean Air Act and not knowing at this time what will be the complete impact of the Act on this operation. The sugarcane growers, as well as, TSC will need to get Title V permits as required under the Clean Air Act. These permits presently are required prior to November, 1995.

      Capital expenditures by TSC in 1993 were $2.9 million and compares to $7.4 million in 1992 and $1.0 million in 1991. The capital expenditures budget for 1994 is $2.4 million.

      The Company had only minor expenditures for environmental problems, less than $0.2 million, in 1993. The only environmental problem TSC has, at present, is in the removal of water from our property. The Water Management District (WMD) required TSC to install equipment to monitor the quality and quantity of water being pumped out of our pumping stations. We are, at present, installing this equipment and this project should be completed by the end of April, 1994.

Communications

      St. Joe Communications, Inc. (SJCI) provides unregulated tele-communications services such as the sale of communications systems and of telephone equipment to commercial and residential customers and in addition owns three regional operating telephone companies. The operating companies provide local telephone communications services in 12 northwestern Florida counties, 2 southern Alabama counties and 1 Georgia county through 19 exchanges located in the region which service approximately 36,900 access lines. In addition to providing local exchange telephone service, the Company's facilities are connected with other telephone companies and the nationwide toll networks of long distance carriers. The Company also supplies telephone and other communications service to Tyndall Air Force Base pursuant to a long-term contract.

      In addition to its regular telephone services, the Communications segment participates in four limited partnerships with major telecommun-ications companies as partners. These interests in the four partnerships vary from 13% to 51% and are to provide cellular telephone service in their operating territory. These four partnerships operate in the (1) Tallahassee
- - Perry, Florida area and serve six counties in Florida (2) Port St. Joe, Florida and serve four counties in Florida (3) Fort Walton Beach, Florida area and serve five counties in Florida and (4) southeast Alabama serving twelve counties in Alabama. These partnerships operated 50 cell sites at December 31, 1993 having added 21 cell site in 1993 and we anticipate adding 16 more in 1994.

      The Company owns and leases to MCI on a primary term of ten years, with renewal option provisions, a fiber optic transmission network extending from Fort Walton Beach to Tallahassee of approximately 150 miles. We also own fiber optic routes from Port St. Joe to Blountstown, Carrabelle, and Tyndall Air Force Base, Blountstown to Bristol and Perry to Keaton Beach and one-half of the distance from Perry to Tallahassee. These locations are all in Florida and total over 290 miles. This network is used exclusively to serve intercompany and intracompany routes. The intracompany routes are wholly within each company and are major feeder routes between exchanges and/or electronic remote facilities associated with the various exchanges. The companies will continue to install fiber optic cable for these same basic transmission functions.

      SJCI has a policy to invest in the latest, most advanced equipment and technology. In keeping with this policy SJCI expended $5.3 million on capital improvements in 1993 which compares to $7.6 million that was spent in 1992 and $6.3 million in 1991. SJCI has budgeted $5.0 million for 1994 capital improvements. The Communications operations are subject to regulations by the Public Service Commissions of the states of Florida and Alabama with respect to intrastate services and the Federal Communications Commission with respect to interstate services. The operating companies are limited to certain specified rates of return on its regulated operations and in 1990 and 1991 exceeded these permitted rates of return and were required to rebate the excess revenue to its customers.

Real Estate

      The Real Estate segment of the Company consists of two operations, one a division of St. Joe known as Southwood Properties (Southwood), and Gran Central Corporation (Gran Central) a subsidiary of Florida East Coast Industries, Inc. The Company reorganized into industry segments in 1985 and at that time put most of St. Joe's investment and developable real estate into Southwood. Gran Central was incorporated in 1981, but was not very active until 1984 when, by reorganization, it received all Florida East Coast Industries, Inc. non-operating real estate. The setting up of the Real Estate segment was done to make for more efficient management and for better planning of future development, sales and/or leasing of various parcels of property. The property in this segment is suited for development in all areas, commercial, industrial, residential and resort. The Company began in the mid 80's to actively pursue plans to develop these real estate properties. The Real Estate segment became a significant business operation and for the first time in 1987 was reported as a separate segment of the Company.

      The Company has not and does not intend to enter into any debt financing arrangements in connection with its development activities. Rather, the Company intends to fund those projects with cash from operations and from sales of certain properties. Because the Company will not incur significant financing costs, the Company believes that it will bring a long-term perspective to its development strategy and will be better able to withstand any cyclical downturns in the Florida real estate market. In addition, the Company intends to take a conservative approach to development and to develop projects only to the extent market conditions and internally generated funds permit. Accordingly, it can be expected that it will take many years before the Company may be able to complete developments covering significant portions of its developable properties. The Company's objective is to emphasize the long-term capital appreciation of its real estate assets and as a consequence, the Company expects that substantially all of the cash flow generated from real estate development activities will be reinvested in these activities.

      The growth of the panhandle area, where the Company owns significant acreage, is expected to continue, although at a much lower rate than is generally expected for the rest of the state. The state's fastest population and employment growth areas are expected to be along both coasts (excluding the panhandle region) and in central Florida. Gran Central owns sizable acreage within several high-growth areas along Florida's east coast, including, but not limited to, the West Palm Beach, Melbourne-Titusville, Daytona Beach, Miami-Hialeah and Fort Pierce areas.

      Although this growth has provided, and is expected to continue to provide, significant real estate development opportunities, there is substantial concern among state and local authorities about the impact that this development may have on the environment and facilities and services provided by municipalities. As a result, land use and environmental regulations are becoming more complex and burdensome. Development of real property in Florida entails an extensive approval process which involves regulatory agencies with overlapping jurisdictions. The process requires compliance with the Local Government Comprehensive Land Development Regulations Act (the "Growth Management Act"). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application by a state-appointed regional planning council. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to have a material effect on the Company's real estate development activities in the area of land use and its application to wetlands.

      Southwood manages the extensive properties that the Company owns and has identified as suitable for development in the Florida panhandle and in St. Johns county. These wooded properties include substantial gulf, lake and riverfront acreage and, therefore, are well suited to residential and resort development, including development as large residential and mixed-use planned communities. A portion of the Company's property along the northwestern coast of Florida is suitable for commercial or industrial development. Southwood's general strategy for developing its residential and mixed-use properties will be to install infrastructure improvements, such as sewers, utility hookups and roads, and to sell lots to other developers or individuals for building in accordance with the master development plan formulated for the community. At present, the Company does not intend to build individual homes.

      In 1991, Southwood completed the construction of its first office building containing 11,700 square feet. This building is in the Southwood Center Office Park, Panama City, Florida and at December 31, 1993 was 100% leased. Site work needed to start the next building at this location was completed during 1993 and construction will start in the second half of 1994. Southwood, in 1993, sold the remaining 16 lots in Woods I, 42 of the 44 lots in Woods II and 7 lots of the remaining 8 lots in the Woodmere subdivisions, all being in Panama City. The Company sold 47 of the 67 lots for sale at Old Florida Beach subdivision, Walton County, Florida. One lot was used for a swimming pool and pool house which was completed in 1993. In 1993 design and permitting began in Phase III of the Woods for 50 lots with construction to begin by midyear and sales expected by late 1994. The Retreat, which will be a 100 lot, gulf-front subdivision near Old Florida Beach in Walton County is currently in the design and permitting stage. Phase I of 50 lots will be completed this year with the first sales anticipated for 1995. Design is currently taken place and permits being sought for a 200 lot subdivision in Panama City Beach. Phase I of this project being 45 lots will start this year with the first sales taking place in late 1994 or early 1995. Southwood had approximately $1.5 million in capital expenditures in 1993 compared to $1.3 million in 1992. The Company has budgeted $2.8 million in capital expenditures for 1994.

       The development properties owned and managed by Gran Central total approximately 19,300 acres. All of these properties have a situs in thirteen counties and are situated in a corridor running along the eastern seaboard of Florida between Jacksonville and Miami. They include both urban and rural properties on sites that range in size from parcels of under one acre to a tract of over 6,000 acres. Many of the properties are located on strategic urban streets or are easily accessible by major highways such as Interstate 95 or U. S. Route 1 and several are located adjacent to mass transit facilities.

      Approximately two-thirds of Gran Central's properties are located in or adjacent to industrial and commercial corridors, and are well suited to the development of office buildings, office/distribution parks and industrial parks. Gran Central has been pursuing planning, permitting and infrastructure development and now has approximately 3.2 million square feet of buildings constructed or purchased under management. Approximately 88% of this leasable space was under lease at year-end 1992 compared to 90% in 1992 and 91% in 1991. These are generally at its business/distribution parks,
using only a small percentage of its acreage.   In 1993 Gran Central
completed six buildings with a total square footage of 743,000. Gran Central had capital expenditures of $34.1 million in 1993 compared to $36.0 million in 1992 and expects to spend $19.8 million in 1994.

Investments

      The Company in addition to its operations has investments in U. S. Government securities, tax exempt municipal bonds, certificates of deposit, remarketed certificates of participation, common and preferred stocks, and other corporate debt securities. The market value of these is set forth in the consolidated schedule entitled Marketable Securities - Other Investments, on page S-1 of this Report. The Company's marketable securities include common stock of E. I. duPont de Nemours & Company, General Motors Corporation and General Motors Corporation Class-H stock.


New Products

      Refinements of existing products are developed and introduced in the forest products segment of the Company every year. During 1993, no single refinement or group of refinements was introduced which would require the investment of a material amount of St. Joe's assets or which otherwise would be considered material.

Sources and Availability of Raw Materials

      During 1993 and 1994 to date, all of the raw materials the Company uses were available in adequate supply from multiple sources.

      St. Joe owns slightly over one million acres of timberland, of which approximately 700,000 acres are suitable for growing commercial species of trees. Such timberland is the main source of supply for its linerboard mill which in turn supplies a major part of the requirements for the Company's corrugated box operations. The remaining timber requirements for the linerboard mill are obtained on the open market under short-term contracts.

      Talisman owns or leases approximately 55,100 acres of land in Palm Beach County, Florida, of which approximately 43,000 acres are being used to grow sugarcane.

Patents and Licenses

      St. Joe did not obtain any new patents or licenses in 1993. The Company has pending one application for a trademark in the Container Company.

Seasonality

      The sugarcane production and processing segment is seasonal with one sugarcane crop being harvested each year. None to little significant seasonality exists for products or services in the other segments of the Company.

Working Capital

      In general, the working capital practices followed by the Company are typical of industries in which it operates. During some periods the accumulation of inventories in the sugar operations prior to expected shipments reflects the seasonal nature of this industry and may require periodic short-term borrowing.

Customers

      Major customers exist for each of the Company's industry segments. TSC has a contract with Everglades Sugar Refinery, Inc. to purchase the entire raw sugar production. This contract runs through the 1997/1998 crop year and is automatically renewed each crop thereafter. Either party can decline to renew by giving notice to the other party no later than October 1 of the
fourth year prior to the termination date   No single customer accounts for
10% or more of the Company's consolidated revenues.

Research and Development

      St. Joe maintains a nursery and research facility in Capps, Florida, which grows seedlings for use in reforestation of its lands. Experiments in forestry genetics, including research on the production of faster growing, more disease-resistant pine species, are also conducted at this facility. The Company also participates through cooperation with the University of Florida in their Genetics Co-op program. This experimentation work is in genetics, plantation and fertilization. The amounts spent during the last three fiscal years on Company-sponsored research and development activities were not material.

Employees

      The Company had approximately 5,160 employees at December 31, 1993. Approximately 70% of the Company's employees are covered by collective bargaining agreements with 9 different unions. These agreements generally have terms of between one and four years and have varying expiration dates. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant

      Set forth below are the names, ages (at March 15, 1994), positions and offices held, and a brief account of the business experience during the past five years of each executive officer.

Name                        Age         Position with Company

Winfred L. Thornton         65          Chairman of the Board and Chief
                                        Executive Officer since 1991;
                                        President 1984-1991; Director since
                                        1968;  President and Chairman of
                                        the Board of Florida East Coast
                                        Industries, Inc. since 1984;
                                        President of FEC 1964-1984.

Robert E. Nedley            55          President since 1991; Vice
                                        President 1981-1991; Director since
                                        1989.

Howard L. Brainin           64          Vice President and Director since
                                        1992.

Edward C. Brownlie          56          Vice President - Administration
                                        Director since 1982.


E. Thomas Ford              61          Vice President since 1981;
                                        Director since 1989.

Stanley D. Fraser           69          Vice President since 1972;
                                        Director since 1982.

      There are no family relationships among the persons named above. All officers serve at the pleasure of the Board of Directors of the Company and there is no arrangement or understanding between any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer. Each officer has been elected to the position shown until the next annual election of officers, which is to be held on May 10, 1994.

                           ITEM 2. PROPERTIES

      The principal manufacturing facilities and other materially important physical properties of the Company at December 31, 1993 are listed below and grouped by industry segment. All properties shown are owned in fee simple except where otherwise indicated.

Corporate Facilities

      Jacksonville, Florida - Occupies approximately one and one-half floors of a four story Company-owned building.

Forest Products

      Forestry Management Facilities
        Albany, Georgia           Port St. Joe, Florida
        Hosford, Florida          West Bay, Florida
        Newport, Florida          Wewahitchka, Florida

      Chip Plants
        Lowry
        Newport

      Nursery and Genetics Research Facility
        Capps, Florida

      Pulpwood Procurement Offices
        Port St. Joe, Florida

      Paper Mill
        Port St. Joe, Florida

      Container Manufacturing Plants
        Atlanta, Georgia          Lake Wales, Florida
        Baltimore, Maryland         (subject to Industrial
        Birmingham, Alabama         Revenue Bond Financing
        Charlotte, North Carolina   $8.5 million)
        Chesapeake, Virginia      Laurens, South Carolina
        Chicago, Illinois         Louisville, Kentucky
        Dallas, Texas             Memphis, Tennessee
        Dothan, Alabama           Pittsburgh, Pennsylvania
        Hartford City, Indiana    Port St. Joe, Florida
        Houston, Texas

      Marketing Offices
        Union, New Jersey
          (leased)


Agricultural Lands

      The Company owns slightly over one million acres of agricultural lands in Florida and Georgia and leases an additional 4,800 acres.

Transportation

      FEC owns three four-story buildings in downtown St. Augustine which it uses for its corporate headquarters. Its transportation facilities include 351 miles of main track, which is mostly 132# rail on concrete crossties, 91 miles of branch line track, 157 miles of yard switching track and 184 miles of other track. FEC owns 79 diesel electric locomotives, approximately 2,810 freight cars, approximately 1,750 tractor and/or trailer units for highway service, numerous pieces of work equipment and automotive vehicles. All property and equipment owned is in good physical condition.

Sugar Operations

      Belle Glade, Florida. The Company owns approximately 47,900 acres of land and leases approximately 7,200 acres. In addition, it owns a raw sugar mill and various types of agricultural equipment.

Communications - Telephone Exchanges and Offices

      Alligator Point, Florida    Keaton Beach, Florida
      Altha, Florida              Laurel Hill, Florida
      Apalachicola, Florida       The Beaches, Florida
      Blountstown, Florida        Paxton, Florida
      Bristol, Florida            Perry, Florida
      Carrabelle, Florida         Port St. Joe, Florida
      Chattahoochee, Florida      Tyndall AFB, Florida
      Eastpoint, Florida          Wewahitchka, Florida
      Florala, Alabama            Wing, Alabama
      Hosford, Florida

Real Estate

      The Company in its corporate and Southwood holdings owns approximately 50,550 acres of investment land the majority of which is located in West Florida. The counties with the largest holdings at December 31, 1993 are as follows:

      County                      Acres

      Bay                         25,835
      Franklin                     7,049
      Leon                         9,759
      St. Johns                    4,321
      Wakulla                      1,153
      Walton                       2,012

In addition to these holdings the Company has another approximately 20,000 acres in West Florida that it considers investment or developable property. Southwood owns an office building in Panama City, Florida which was completed in 1991 and contains 11,700 square feet.

      Gran Central at December 31, 1993 owned approximately 17,900 acres of land held for lease development and/or sale. The largest holdings by counties are as follows:

      County                      Acres

      Brevard                     2,478
      Dade                        1,595
      Duval                       1,482
      Flagler                     3,462
      Manatee                       884
      St. Johns                   3,321
      Volusia                     3,136

      Gran Central also owned at year-end 1993 forty-one buildings as detailed below;

                 Number of                          Rentable     Year
Location         Buildings      Type               Square Feet   Built

duPont Center                                                      1987/
Jacksonville, FL         2        Office                144,000    1988

Barnett Plaza
Jacksonville, FL         1        Office                 59,000    1982

Gran Park at
Interstate South                  Office/Showroom/                 1987/
Jacksonville, FL         6          Warehouses          260,000    1989

Gran Park at
the Avenues              2        Office/Showroom/      101,000    1992
Jacksonville, FL                    Warehouses/
                         2          Office              145,000    1992/
                                                                   1993

Gran Park at
Melbourne                         Office/Showroom/
Melbourne, FL            1          Warehouse            28,000    1989

Gran Park at
Lewis Terminals          1        Office/Showroom
Riviera Beach, FL                 Warehouse              62,000    1987
                         2        Rail Warehouses       176,000    1982/
                                                                   1987
                         2        Cross Docks            29,000    1987
                         2        Cross Docks            46,000    1991

Gran Park - McCahill
Miami, FL                1        Rail Warehouse        302,000    1992

Gran Park at Miami
Miami, FL                4        Office/Showroom/      291,000    1988/
                                    Warehouses                     1990/
                                                                   1992


                         4        Office/Warehouses     382,000    1990/
                                                                   1991/
                                                                   1992/
                                                                   1993

                         3        Rail Warehouses       258,000    1989/
                                                                   1990/
                                                                   1993

                         5        Front Load Warehouses 604,000    1991/
                                                                   1992/
                                                                   1993

                         1        Double Front Load
                                    Warehouse           239,000    1993

Hialeah, FL              1        Cross Dock             20,000    1987

Pompano, FL              1        Rail Warehouse         54,000    1987

           TOTAL        41                            3,200,000


Realty's holdings include lands adjacent to Railway's tracks which are suitable for development into office and industrial parks offering both rail and non-rail-served parcels. Certain other holdings are in urban or suburban locations offering opportunities for development of office building structures or business parks offering both office building sites and sites for flexible space structure such as office/showroom/warehouse buildings.

General

      St. Joe considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized in the business.

                       ITEM 3.  LEGAL PROCEEDINGS

      The Forest Products segment of the Company has suits pending in several counties in West Florida contesting ad valorem tax assessments. The Company reported last year that it was having meetings with EPA to resolve the alleged permit violations at the City of Port St. Joe Wastewater Treatment plant during the last half of 1989. The Company has reached an agreement with the U. S. Department of Justice and EPA to settle this suit with the Company paying $325,000. The Judge in the case issued an order for dismissal of the case in January, 1994. In February, 1994 the Company's mill was named as a potentially responsible party under Federal regulations for the cleanup of a designated Superfund site in Tampa, Florida. The alleged violation occurred in the late 1970's or early 1980's. The Company has investigated this claim and has found no evidence that we had material from our mill dumped at this site and therefore, we should not have been named as a party in this matter.

      In the Transportation segment FEC has a suit pending against CSXT Transportation, Inc. (CSXT) for their violations of the 1978 Agreement between CSXT and FEC and in part, violations of the Sherman Act. This complaint was filed as a result of General Motors Corporation moving their automotive traffic from FEC to CSXT. FEC contends that CSXT has placed FEC in a position that it cannot fairly compete with CSXT. In February 1993, the
U. S. District Court found that contract rates were included in the 1978 Agreement, but that CSXT cannot be required to establish an equal joint-line contract rate since the Court views such action as a form of illegal price-setting. This Order is being appealed to the U. S. District Court of Appeals.

      In 1992, CSXT petitioned the ICC to reopen the merger proceedings for the purpose of eliminating the merger conditions set down by the ICC in the 1967 merger of ACL/SAL Railroads. Under the merger conditions set by the ICC, CSXT is required to cooperate with the FEC in matters of rates, routes and service covering traffic to and from West Palm Beach south. The request of CSXT before the ICC is still in the opening evidence and argument stage.

      The FEC is also involved in legal actions against the Florida Department of Revenue (FDR), and several counties of the state, for its ad valorem assessment covering the years 1987 through 1991. The FDR received a favorable decision on this case in 1991 for the years 1987 and 1988 which the FEC appealed. The years 1989 through 1991 which had been stayed, pending the outcome of the above case, have now been assessed and form the basis for new suits. In the third quarter of 1993 the FDR and FEC reached a settlement of $13.5 million as the total amount of ad valorem taxes due for the years 1987 through 1991.

      The FEC and ANRR are involved in various proceedings associated with environmental issues. See page 8 under discussion of the Transportation segment for details.

      ANRR has filed action in the courts against the FDR and several counties of the state on its ad valorem assessment covering the years 1987 through 1993. The suit covering the years 1987 and 1988 was being held in obeyance, pending final determination of the companion case of the FEC discussed above. Since the FDR settlement with the FEC, they have billed the ANRR $0.3 million as the amount required to settle the case covering these two years. The suit for the years 1989 through 1993 which was scheduled to be heard by the courts in 1993 has been reset for 1994. The amount at issue for these five years is approximately $0.6 million. The Company expects these cases will be settled in 1994.

      The Company knows of no other pending or contemplated legal proceedings other than ordinary routine litigation incidental to the business or property of the Company.



      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the Company's 1993 fiscal year to a vote of security holders, whether by solicitation of proxies or otherwise.


                                 PART II
                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                  STOCK AND RELATED STOCKHOLDER MATTERS


      Incorporated by reference to the 1993 Annual Report to Stockholders on page 15.


      The Company has established a regular quarterly cash dividend of $.05 per share. The dividend of $.05 per share for the first quarter of 1994 was payable on March 31, 1994 on record date of March 24, 1994.


                     ITEM 6. SELECTED FINANCIAL DATA


      Incorporated by reference to the 1993 Annual Report to Stockholders on page 15.



             ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


      Incorporated by reference to the 1993 Annual Report to Stockholders

                 Balance Sheet            -   Page 17
                 Statement of Income      -   Page 19
                 Statement of Cash Flow   -   Page 23

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The Financial Statements on page 16 to 34, inclusive and the Independent Auditors' Report on page 35 of the Annual Report to Stockholder for 1993 are filed as part of this Report and incorporated herein by reference thereto.


         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE


      Not applicable.


                                PART III

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANT

      Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stock-holders of St. Joe to be held on May 10, 1994 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1993, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

      The information required with respect to executive officers is set forth in Part I of this Report under the heading "Executive Officers of the Registrant", pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

      On December 27, 1993 the Alfred I. duPont Testamentary Trust, which owned prior to that date 21,291,900 shares of the Company's common stock or 69.8%, transferred 222,799 shares of this stock to The Nemours Foundation (Nemours). Nemours is a beneficiary of the Trust. The Trust did not file Form 4, Statement of Changes of Beneficial Ownership of Securities and Nemours did not file Form 3, Initial Statement of Beneficial Ownership of Securities. The Trust and Nemours both timely filed Form 5, Annual Statement of Changes in Ownership, which was due by the 45th day after the end of calendar year 1993.

                    ITEM 11.  EXECUTIVE COMPENSATION


      Reference is made to the information to be set forth in the section entitled "Compensation of Directors' in the Proxy Statement, which section is incorporated herein by reference.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT


      Reference is made to the information to be set forth in the section entitled "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.


        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Not applicable.



                                 PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND
                        REPORTS ON FORM 8-K

      (a)  1.    Financial Statements

                 The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Report.


           2.    Financial Statement Schedules

                 The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

           3.    Exhibits

                 The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

      (b)  Reports on Form 8-K

           None

                              ST. JOE PAPER COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                             (Item 14(a) 1. and 2.)

                                                             Reference

                                                                       Annual
                                                                       Report
                                                                           To
                                                       Form 10-K Stockholders
                                                     Page Number  Page Number

Report of Independent Certified Public Accountants           F-1           36

Consolidated Balance Sheet at December 31, 1993 and 1992                   16

Consolidated Statement of Income for each of the three
  years in the period ended December 31, 1993                              18

Consolidated Statement of Changes in Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1993                                                        18

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1993                        22

Notes to Consolidated Financial Statements                              24-35

Consolidated Schedules at December 31, 1993:

      I - Marketable Securities - Other Investments         S-1

Consolidated Schedules for each of the three years in the period ended December 31, 1993:

      V & VI - Property, Plant & Equipment/
              Accumulated Depreciation                      S-2

      VIII - Valuation and Qualifying Accounts              S-3

      X    - Supplementary Income Statement Information     S-4

      XI   - Real Estate and Accumulated Depreciation       S-5-10

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements, including the summary of significant accounting policies and the notes to the consolidated financial statements.

                              ST. JOE PAPER COMPANY

                                INDEX TO EXHIBITS

                                 (Item 14(a) 3.)



S-K
ITEM 601   Documents                                           Page

(3)  (a)   Articles of Incorporation                             *

(3)  (b)   By-Laws                                               *

(10) (b)   Agreement between Apalachicola and
           Seminole Electric Cooperative,
           Incorporated dated October 14, 1982                   *

(b)        Agreement between Talisman Sugar
           Corporation and Everglades Sugar
           Refinery dated February 11, 1986                      **

(21)       Subsidiaries of St. Joe (filed
           herewith and attached)                                E-1

(24)       Power of Attorney                                     E-2



           *Incorporated herein by reference to Exhibits filed in connection with St. Joe Paper Company Registration Statement on Form 10 as filed with the Securities and Exchange Commission on April 30, 1984 (File No. 1-12001).

           **Incorporated herein by reference to Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 1994.

                                        ST. JOE PAPER COMPANY




                                        By:
                                           Stanley D. Fraser
                                           Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 1994.


                                          Chairman of the Board and
       W. L. Thornton*                     Chief Executive Officer
Winfred L. Thornton



       Jacob C. Belin*              Chairman of the Executive Committee
Jacob C. Belin

                                              President, Chief
                                            Operating Officer and
       Robert E. Nedley*                          Director
Robert E. Nedley

                                             Vice President and
                                             Director (principal)
                                              financial officer)
Stanley D. Fraser


                                               Vice President and
       Howard L. Brainin*                           Director
Howard L. Brainin

                                               Vice President and
       E. C. Brownlie*                              Director
Edward C. Brownlie




       T. S. Coldewey*                            Director
Thomas S. Coldewey

       Tully F. Dunlap*                           Director
Tully F. Dunlap


                                             Vice President and
       E. Thomas Ford*                            Director
E. Thomas Ford



       Robert J. A. Irwin*                        Director
Robert J. A. Irwin



       R. Eugene Taylor*                          Director
R. Eugene Taylor



  W. Taliaferro Thompson, III*                    Director
W. Taliaferro Thompson, III


                                               Comptroller (principal
                                               accounting officer)
D. Michael Groos




                       By:
                             Stanley D. Fraser
                             Attorney-in-Fact






*Such signature has been affixed pursuant to Power of Attorney.
 See Exhibit 24.

                        Independent Auditors' Report





The Board of Directors and Stockholders
St. Joe Paper Company:


Under date of February 28, 1994, we reported on the consolidated balance sheets of St. Joe Paper Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. As discussed in notes 2 and 9, the Company changed its method of accounting for income taxes effective January 1, 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."




                                   KPMG PEAT MARWICK
                                   Certified Public Accountants


Jacksonville, Florida
February 28, 1994
                           F-1

                            ST. JOE PAPER COMPANY
                         SCHEDULE I (CONSOLIDATED)
                 MARKETABLE SECURITIES - OTHER INVESTMENTS
                             December 31, 1993
                           (Dollars in thousands)

Name of issuer and            Number of shares or             Market Carrying
 title of each issue             principal amount      Cost    Value Value
Short-term
 U. S. Government securities     $28,000 principal $27,658  $ 28,214  $27,695
 Tax exempt municipals (1)         2,375 principal   2,401     2,376    2,401
 Remarketed certificates
   of participation (1)            5,000 principal   5,000     5,028    5,028
 Certificates of deposit (1)      31,063 principal  31,063    31,183   31,183
                                                   $66,122  $ 66,801  $66,307

Long-term
 Common and preferred stocks:
  E. I. duPont de Nemours &
   Company                         782,100  shares $ 1,051   $37,736  $37,736
  General Motors Corporation       500,480  shares     455    27,464   27,464
  General Motors Corporation
   Class H                          25,024  shares      13       976      976
  Other common and preferred stocks                 10,540    13,570   13,570
                                                    12,059    79,746   79,746
 Marketable debt securities:
  U. S. Government securities    $35,842 principal $35,228  $ 36,341  $35,377
  Tax exempt municipals (1)       31,277 principal  31,574    33,988   33,032
  Mortgage Backed securities (1) 12,761 principal 7,564 8,160 7,570 Other corporate debt
   securities(1)                   3,740 principal   2,495     3,743    3,798
                                                   $76,861  $ 82,232  $79,777
                                                   $88,920  $161,978 $159,523

(1) Securities of any one individual issuer do not exceed 2% of total assets of the Registrant.

                           ST. JOE PAPER COMPANY
                       SCHEDULE V & VI (CONSOLIDATED)
           PROPERTY, PLANT & EQUIPMENT / ACCUMULATED DEPRECIATION
                Years ended December 31, 1993, 1992 and 1991
                           (Dollars in thousands)

                              Balance at   Additions              Balance
                            beginning of          at    Retire-    at end
                                    Year        cost      ments   of year
Classification:
1993:
   Land and timber            $  123,548    $  4,027   $ 1,900   $ 125,675
   Land improvements              24,431         247        50      24,628
   Buildings                      46,801         425        52      47,174
   Machinery and equipment     1,068,499      46,893    12,942   1,102,450
   Office equipment                6,667         112       422       6,357
   Autos and trucks                6,866       1,006       667       7,205
   Construction in progress       13,812       4,349       ---      18,161
   Investment property           215,685      35,987     1,659     250,013

                              $1,506,309    $ 93,047   $17,692  $1,581,663
   Accumulated depreciation(1)$  522,885    $ 62,874   $11,818  $  573,941
1992:
   Land and timber            $  116,341    $  9,078  $ 1,871   $  123,548
   Land improvements              23,232       1,222       23       24,431
   Buildings                      46,039         918      156       46,801
   Machinery and equipment       982,733      98,184   12,418    1,068,499
   Office equipment                7,017         249      599        6,667
   Autos and trucks                6,797         654      585        6,866
   Construction in progress       40,773     (26,961)     ---       13,812
   Investment property           178,601      37,392      308      215,685
                              $1,401,533    $120,736  $15,960   $1,506,309
   Accumulated depreciation(1)$  474,353    $ 59,757  $11,225   $  522,885
1991:
   Land and timber            $  112,984    $  5,221  $ 1,864   $  116,341
   Land improvements              23,035         292       95       23,232
   Buildings                      45,587         688      236       46,039
   Machinery and equipment       941,234      54,904   13,405      982,733
   Office equipment                6,761         638      382        7,017
   Autos and trucks                6,808         290      301        6,797
   Construction in progress       30,228      12,037    1,492       40,773
   Investment property           153,202      26,216      817      178,601
                              $1,319,839    $100,286  $18,592   $1,401,533
   Accumulated depreciation(1)$  434,192    $ 55,241  $15,080   $  474,353

(1) The annual provisions for depreciation have been computed using both the straight-line and accelerated methods principally in accordance with the following estimated useful lives:
                               Estimated Useful life
   Land and timber                              ----
   Land improvements                              20
   Buildings                                      45
   Machinery and equipment                   10 - 30
   Office equipment                           6 - 10
   Autos and trucks                           3 -  6
   Construction in progress                     ----
   Investment property                       various

It is not practical to show accumulated depreciation to correspond with the above classification as our accounting records do not provide such information.

                           ST. JOE PAPER COMPANY
                        SCHEDULE VIII (CONSOLIDATED)
                      VALUATION AND QUALIFYING ACCOUNTS
                Years ended December 31, 1993, 1992 and 1991
                           (Dollars in thousands)

                             Balance at  Additions
Reserves included             Beginning Charged to                Balance at
in Liabilities                  of Year    Expense   Payments    End of Year
1993
     Accrued casualty reserves  22,916      2,443      2,448       22,911(a)
1992
     Accrued casualty reserves  23,043      3,774      3,901       22,916(a)
1991
     Accrued casualty reserves  18,382     10,282      5,621       23,043(a)

(a) Includes $11,601, $11,213 and $8,084 in current liabilities at December 31, 1993, 1992 and 1991, respectively. The remainder is included in "Accrued casualty reserves and other liabilities."

                           ST. JOE PAPER COMPANY
                         SCHEDULE X (CONSOLIDATED)
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                Years ended December 31, 1993, 1992 and 1991
                           (Dollars in thousands)

                                           Charged to Costs and Expenses
Item Description                            1993       1992          1991
Maintenance and repairs                  $93,803    $83,781       $84,118
Real estate taxes                        $16,632    $18,847       $21,128

All other expenses categories have been omitted since individually they represent less than 1% of total consolidated revenue.

                            ST. JOE PAPER COMPANY
    SCHEDULE XI (CONSOLIDATED) REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1993, 1992 and 1991
                           (Dollars in thousands)

                                         Initial Cost to Company
                                                                 Costs
                                                     Buildings & Capitalized
                                  Encum-                  Tenant Subsequent to
Description                      brances    Land    Improvements Acquisition
Duval County
   Office Buildings (5)                0   1,153           6,200      25,374
   Office/Showroom/Warehouses (8)      0   1,502                      18,700
   Land w/ Infrastructure              0   1,773                         968
   City & Residential Lots             0     371               5          77
   Unimproved land & Misc Assets       0   5,735                       4,325
St. Johns County
   Land w/ Infrastructure              0      10                       1,044
   Unimproved land                     0   2,631                         411
Flagler County
   Unimproved land                     0   3,218                       1,008
Volusia County
   Unimproved land                     0   3,651                         499
Brevard County
   Office/Showroom/Warehouse           0      73                       1,890
   Land w/ Infrastructure              0   3,797                           0
   Unimproved land                     0   4,846                         191
Indian River County
   Unimproved land                     0     218                         156
St. Lucie County
   Unimproved land                     0     639                           8
Martin County
   Unimproved land                     0   4,671                       2,344
Palm Beach County
   Office/Showroom/Warehouse           0     113                       2,641
   Rail Warehouses                     0     449                       4,097
   Cross Docks                         0     117                       3,763
   Land w/ Infrastructure              0   1,269                          87
   Unimproved land                     0   1,605                           0
Broward County
   Rail Warehouse                      0      85                       1,584
   Unimproved land                     0     733                         701
Dade County
   Office/Showroom/Warehouses (4)      0   1,003                      11,774
   Office/Warehouses (4)               0   1,462                      12,468
   Rail Warehouses (4)                 0     808                      13,998
   Cross Dock                          0     137                       1,018
   Double Front Load Warehouse         0     768                       5,376
   Front Load Warehouses (5)           0   1,943                      11,269
   Land w/ Infrastructure              0   2,577                       8,993
   Unimproved land & Misc Assets       0  16,010                      11,894
Putnam County
   Unimproved land                     0       7                           0
Manatee County
   Unimproved land                     0      14                           3
Gulf County
   Unimproved land                     0     559                         795

                            ST. JOE PAPER COMPANY
    SCHEDULE XI (CONSOLIDATED) REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1993, 1992 and 1991
                           (Dollars in thousands)

                                         Initial Cost to Company
                                                                 Costs
                                                     Buildings & Capitalized
                                  Encum-                  Tenant Subsequent to
Description                      brances     Land   Improvements Acquisition
Bay County
   Land w/ Infrastructure              0        1                        55
   Office Building                     0        1                       763
   Unimproved land                     0      517                       133
Leon County
   Land w/ Infrastructure              0      605                        39
Walton County
   Land w/ Infrastructure              0      127                       506
Other Counties
   Unimproved land                     0      849                     1,294
Grand Total                            0   66,047        6,205      150,246

                           ST. JOE PAPER COMPANY
    SCHEDULE XI (CONSOLIDATED) REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1993, 1992 and 1991
                           (Dollars in thousands)
                                                   Gross Amount at Which
                                              Carried as of December 31, 1993

                                            Land &    Buildings &
                                              Land         Tenant
Description                           Improvements   Improvements    Total
Duval County
   Office Buildings (5)                      3,525         29,202   32,727
   Office/Showroom/
   Office/Showroom/Warehouses (8)            3,930         16,272   20,202
   Land w/ Infrastructure                    2,741                   2,741
   City & Residential Lots                     371             82      453
   Unimproved land & misc assets             9,863            197   10,060
St. Johns County
   Land w/ Infrastructure                    1,054                   1,054
   Unimproved land                           3,042                   3,042
Flagler County
   Unimproved land                           4,226                   4,226
Volusia County
   Unimproved land                           4,150                   4,150
Brevard County
   Office/Showroom/Warehouse                   438          1,525    1,963
   Land w/ Infrastructure                    3,797                   3,797
   Unimproved land                           5,037                   5,037
Indian River County
   Unimproved land                             374                     374
St. Lucie County
   Unimproved land                             647                     647
Martin County
   Unimproved land                           7,015                   7,015
Palm Beach County
   Office/Showroom/Warehouse                   599          2,155    2,754
   Rail Warehouses                             544          4,002    4,546
   Cross Docks                               1,262          2,618    3,880
   Land w/ Infrastructure                    1,356                   1,356
   Unimproved land                           1,605                   1,605
Broward County
   Rail Warehouse                              405          1,264    1,669
   Unimproved land                           1,434                   1,434
Dade County
   Office/Showroom/Warehouses (4)            2,419         10,358   12,777
   Office/Warehouses (4)                     2,838         11,092   13,930
   Rail Warehouses (4)                       2,398         12,408   14,806
   Cross Dock                                  137          1,018    1,155
   Double Front Load Warehouse               1,409          4,735    6,144
   Front Load Warehouses (5)                 2,476         10,736   13,212
   Land w/ Infrastructure                   11,570                  11,570
   Unimproved land & misc assets            27,571            333   27,904
Putnam County
   Unimproved land                               7                       7
Manatee County
   Unimproved land                              17                      17
Gulf County
   Unimproved land                           1,354                   1,354

                           ST. JOE PAPER COMPANY
    SCHEDULE XI (CONSOLIDATED) REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1993, 1992 and 1991
                           (Dollars in thousands)
                                                   Gross Amounts at Which
                                              Carried as of December 31, 1993
                                                      Buildings &
                                            Land &      Buildings
                                              Land         Tenant
Description                           Improvements   Improvements   Total
Bay County
   Land w/ Infrastructure                       1              55       56
   Office Building                              1             763      764
   Unimproved land                            523             127      650
Leon County
   Land w/ Infrastructure                     605              39      644
Walton County
   Land w/ Infrastructure                     633                      633
Other Counties
   Unimproved land                          2,102              41    2,143
Grand Total                               113,476         109,022  222,498

                           ST. JOE PAPER COMPANY
    SCHEDULE XI (CONSOLIDATED) REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1993, 1992 and 1991
                           (Dollars in thousands)
                                                                Life on Which
                                          Accum-              Depreciation in
                                          ulated         Date   Latest Income
                                          Depre-   Started or    Statement is
Description                              ciation     Acquired        Computed
Duval County
   Office Buildings (5)                    4,074         1982  3 to 40 years
   Office/Showroom/
   Office/Showroom/Warehouses (8)          2,707         1987  3 to 40 years
   Land w/ Infrastructure                             Various  3 to 40 years
   City & Residential Lots                     5      Various  3 to 40 years
   Unimproved land & misc assets             123      Various  3 to 40 years
St. Johns County
   Land w/ Infrastructure                             Various
   Unimproved land                                    Various
Flagler County
   Unimproved land                                    Various
Volusia County
   Unimproved land                                    Various
Brevard County
   Office/Showroom/Warehouse                 237         1988  3 to 40 years
   Land w/ Infrastructure                             Various
   Unimproved land                                    Various
Indian River County
   Unimproved land                                    Various
St. Lucie County
   Unimproved land                                    Various
Martin County
   Unimproved land                                    Various
Palm Beach County
   Office/Showroom/Warehouse                 549         1986  3 to 40 years
   Rail Warehouses                           927         1987  3 to 40 years
   Cross Docks                               604         1987  3 to 40 years
   Land w/ Infrastructure                             Various
   Unimproved land                                    Various
Broward County
   Rail Warehouse                            428         1986  3 to 40 years
   Unimproved land                                    Various
Dade County
   Office/Showroom/Warehouses (4)          1,395         1988  3 to 40 years
   Office/Warehouses (4)                     913         1990  3 to 40 years
   Rail Warehouses (4)                       885         1987  3 to 40 years
   Cross Dock                                182         1987  3 to 40 years
   Double Front Load Warehouse               182         1993  3 to 40 years
   Front Load Warehouses (5)                 460         1991  4 to 40 years
   Land w/ Infrastructure                  1,560      Various  3 to 40 years
   Unimproved land & misc assets              65      Various  3 to 40 years
Putnam County
   Unimproved land                                    Various
Manatee County
   Unimproved land                                    Various
Gulf County
   Unimproved land                            20

                           ST. JOE PAPER COMPANY
    SCHEDULE XI (CONSOLIDATED) REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1993, 1992 and 1991
                           (Dollars in thousands)
                                                                Life on Which
                                          Accum-              Depreciation in
                                          ulated         Date   Latest Income
                                          Depre-   Started or    Statement is
Description                              ciation     Acquired        Computed
Bay County
   Land w/ Infrastructure                     21               3 to 40 years
   Office Building                           116               3 to 40 years
   Unimproved land                            13      Various
Leon County
   Land w/ Infrastructure                      9      Various
Walton County
   Land w/ Infrastructure                                1993  3 to 40 years
Other Counties
   Unimproved land                                    Various
Grand Total                                15,475

Notes
 (a) The aggregate cost of real estate owned at December 31, 1993 for federal income tax purposes is $113,271.

                                                1993      1992      1991
 (b) Reconciliation of real estate owned:
   Balance at beginning of year              192,466   162,083   139,962
   Amounts capitalized                        31,691    30,690    22,938
   Amounts retired or adjusted                (1,659)     (307)     (817)
     Balanced at close of period             222,498   192,466   162,083

 (c) Reconciliation of accumulated depreciation:
   Balance at beginning of year               11,306     8,127     5,793
   Depreciation expense                        4,169     3,272     2,427
   Amounts retired or adjusted                             (93)      (93)
     Balanced at close of period              15,475    11,306     8,127

(d)  Table excludes $27,515 of real estate costs in progress.