Form 10-Q
period 1994-03-31
ST JOE PAPER CO
filed 1994-05-13
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number       0-12001

                       St. Joe Paper Company
     (Exact name of registrant as specified in its charter)

                 Florida                        59-0432511
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida   32207
     (Address of principal executive offices)         (Zip Code)

                          (904) 396-6600
     (Registrant's telephone number, including area code)

                                None
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    YES X   NO



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1994 there were 30,498,650 shares of common stock, no par value, outstanding.

                      ST. JOE PAPER COMPANY

                              INDEX


                                                           Page No.



PART I    Financial Information:

            Consolidated Balance Sheet -
              March 31, 1994 and December 31, 1993            3

            Consolidated Statement of
              Income and Retained Earnings -
              Three Months ended March 31, 1994 and
              1993                                            4

            Consolidated Statement of Cash Flows -
              Three months ended March 31, 1994 and           5
              1993

            Notes to Consolidated Financial Statements        6

            Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                           8




PART II   Other Information                                  12

                           ST. JOE PAPER COMPANY
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                March 31      December 31
ASSETS	                                             1994             1993
                                              (Unaudited)
Current Assets:
  Cash and cash equivalents                    $   60,605        $  48,304
  Short-term investments                           69,501           66,307
  Accounts receivable                              81,300           74,127
  Inventories                                      75,182           69,398
  Other assets                                     20,456           25,720
     Total Current Assets                         307,044          283,856

Investment and Other Assets:
  Marketable securities	                          150,750          159,523
  Other assets                                     39,917           40,170
     Total Investments and Other Assets           190,667          199,693

Property, Plant and Equipment, Net              1,016,385        1,007,722
Total Assets	                               $1,514,096        1,491,271


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                            $   39,738       $   41,515
   Accrued liabilities                             27,308           27,838
   Income taxes payable                             6,273            2,737
   Long-term debt due within one year	           27,712           21,309
     Total Current Liabilities                    101,031           93,399

Accrued Casualty Reserves and Other Liabilities	   11,834           11,063
Long-Term Debt due After One Year                  38,616           38,947
Deferred Income Taxes and Income Tax Credits      208,496          205,531
Minority Interest in Consolidated Subsidiaries    244,084          238,878

Stockholders' Equity:
   Common stock, no par value; 60,000,000
     shares authorized;30,498,650 shares
     issued and outstanding                         8,714            8,714
   Retained earnings                              858,146          851,511
   Net unrealized gains on debt and
     marketable equity securities                  43,175           43,228
     Total Stockholders' Equity                   910,035          903,453
Total Liabilities and Stockholders' Equity     $1,514,096       $1,491,271

See accompanying notes.

                              ST. JOE PAPER COMPANY
              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)
                (Dollars in thousands except per share amounts)
                                                             Three Months
       	                                                   ended March 31
                                                           1994         1993
Net Sales and Operating Revenues                       $167,368     $146,698
Cost of Sales and Operating Revenues                    134,526      126,654
Gross Profit                                             32,842       20,044
Selling, General and Administrative Expenses             13,822       14,906
Operating Profit                                         19,020        5,138

Other Income (Expense):
      Dividends                                             534          229
      Interest income                                     2,504        2,775
      Interest expense                                     (963)        (979)
      Gain on sales and other dispositions of
        property, plant and equipment                       384          977
      Other, net                                          1,087        1,321
                                                          3,546        4,323
Income before Income Taxes, Minority Interest
      and Cumulative Effect of Change in
      Accounting Principle                               22,566        9,461
Provision for Income Taxes                                7,903        3,636
Income before Minority Interest and Cumulative
      Effect of Change in Accounting Principle           14,663        5,825
Income Applicable to Minority Interest in
      Consolidated Subsidiaries                           6,503        2,363
Income before Cumulative Effect of Change in
      Accounting Principle                                8,160        3,462
Cumulative Effect of Change in Accounting
      Principle for Income Taxes                            ---       20,518
Net Income                                           $    8,160    $  23,980
Retained Earnings at Beginning of Period                851,511      824,968
Dividends                                                 1,525        1,525
Retained Earnings at End of Period                     $858,146     $847,423

Per Share Data:
     Dividends                                     $       0.05  $      0.05
     Income before Cumulative Effect of Change
        in Accounting Principle                    $       0.27  $      0.11
     Cumulative Effect of Change in Accounting
        Principle                                           ---  $      0.68
     Net Income                                    $       0.27  $      0.79

Number of Common Shares Outstanding                  30,498,650   30,498,650

See accompanying notes.

                              ST. JOE PAPER COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                 (Dollars in thousands except per share amounts)
                                                            Three Months
                                                            ended March 31

Cash Flows from Operating Activities:
   Net Income                                            $8,160     $23,980
   Adjustments to reconcile net income to
     cash provided by operating activities:
   Cumulative effect of a change in
     accounting principle                                  ---      (20,518)
   Depreciation and depletion                             5,533      16,025
   Minority interest in income                            6,503       2,363
   Gain on sale of property                                (384)       (977)
   Increase in deferred income taxes                      2,965       7,464
   Changes in operating assets and liabilities:
      Accounts receivable                                (7,173)     (1,534)
      Inventories                                        (5,784)     (6,073)
      Other assets                                        5,517       2,314
      Accounts payable, accrued liabilities
         and casualty reserves                           (1,536)     (1,121)
      Income taxes payable                                3,536         ---
Cash Provided by Operating Activities                    27,337      21,923

Cash Flows from Investing Activities:
Purchases of property, plant and equipment              (25,582)    (25,049)
Purchases of investments                                (16,490)    (28,411)
Proceeds from sales of property                           1,771       2,479
Proceeds from sales of investments                       21,148      31,439
Cash Used in Investing Activities                       (19,153)    (19,542)

Cash Flows from Financing Activities:
Net change in short-term borrowings                       6,398       4,374
Dividends paid to stockholders                           (1,525)     (1,525)
Repayment of long-term debt                                (326)       (315)
Dividends paid to minority interest                        (430)       (423)
Cash Provided by Financing Activities                     4,117       2,111

Net Increase in Cash and Cash Equivalents                12,301       4,492
Cash and Cash Equivalents at Beginning of Period         48,304      42,137
Cash and Cash Equivalents at End of Period              $60,605    $ 46,629

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for certain expense items is:
   Interest                                            $    838     $   777
   Income taxes                                        $  2,563     $   916

See accompanying notes

                             ST. JOE PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                           (Dollars in thousands )


 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993 and the results of operations and cash flows for the three month period ended March 31, 1994 and 1993.

 2. The results of operations for the three month period ended March 31, 1994 and 1993 are not necessarily indicative of the results that may be expected for the full year.

 3.  Inventories at March 31, 1994 and December 31, 1993:

                                        March 31     December 31
                                            1994            1993
        Manufactured paper products and
           associated raw materials     $ 29,945        $ 30,782
        Materials and supplies	           25,436          27,407
        Sugar                             19,801          11,209
                                        $ 75,182        $ 69,398


 4. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has retained certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees.

                             ST. JOE PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                           (Dollars in thousands )


     The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of two Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these two sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company , but could be material to the results of operation of the Company in any one period. As of March 31, 1994 and December 31, 1993, the aggregate environmental related accruals were $6.7 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Net Sales and Operating Revenues for the quarter ended March
31, 1994 increased $20.7 million (14.1%) compared to the same 1993 period.

     Cost of Sales and Operating Expenses increased $7.8 million (6.2%) for the quarter ended March 31, 1994 compared to the March 31, 1993 quarter which were 80.4% of net sales and operating revenue for the 1994 quarter and 86.3% for the 1993 quarter.

     Selling, General and Administrative Expenses for the first quarter of 1994 were $1.1 million (7.1%) lower when compared to the corresponding 1993 quarter.

     Operating Profit for the quarter ended March 31, 1994 compared to the same 1993 period was higher by $13.9 million (270.2%).

     The operating results for the Company by industry segments for the comparable three month period follows (in millions of dollars).


FOREST PRODUCTS


               Quarter Ended March 31                  %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $ 84.5 $ 79.1      6.8
Cost of Sales and Operating Expenses      82.5   76.7      7.6
Selling, General and Administrative
  Expenses                                 7.4    8.6    (14.0)
Operating Profit  (Loss)                  (5.4)  (6.2)    13.1


     Net sales and operating revenue in the Company's paper mill operations for the quarter ended March 31, 1994 were up 0.9% due to tons sold outside being up 16.3% and offset slightly by the average selling price being down 2.7%. Crest white sales were 50% of total tons sold in 1994 compared to 44% in 1993. Sales by the Company's container operations were up 4.1% on an increase of 4.8% in tons sold partially offset by a 0.6% decrease in selling price. The revenue on timber sales to outside customers by our land company was up 72.1% on a 51.3% increase in tons sold and by a 13.8% increase in per ton selling price.

     The cost of sales and operating expenses increased 7.6% for the 1994 quarter over the same 1993 period as most major expense items increased because of the increase in production.

     The outlook for linerboard continues to look better as the industry had the first price increase in sometime in October, 1993 of $25 a ton followed by a $30 a ton increase in March, 1994. The container operations improved the sales price per ton by $5.42 in the first quarter of 1994 over the average price per ton they received in the year 1993.

TRANSPORTATION


               Quarter Ended March 31                  %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $ 43.1 $ 43.3     (0.4)
Cost of Sales and Operating Expenses      31.8   32.9     (3.3)
Selling, General and Administrative
  Expenses                                 3.8    3.8      0.4
Operating Profit                           7.5    6.6     13.4


     Operating revenue for the three (3) month period ended March 31, 1994 remained relatively flat at the Florida East Coast Railway Company (FEC) compared to the same 1993 quarter. Traffic due to Hurricane Andrew was a revenue factor in the first quarter of 1993 but is no longer a factor in making revenue comparisons. Apalachicola Northern Railroad Company (ANRR) net revenue for the quarter decreased 4.6% on a decrease in coal, tall oil and stone and clay product shipments.

     Operating expenses for the FEC decreased 3.8% for the first quarter of 1994 from 1993 and selling, general and administrative were up 0.5%. ANRR operating expenses for the three month period were up 3.8% and selling, general and administrative expenses were down 2.6%.

SUGAR


               Quarter Ended March 31                  %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $ 13.4 $ 12.1      10.9
Cost of Sales and Operating Expenses 10.8 9.6 12.3 Selling, General and Administrative
  Expenses                                 1.1    1.0       7.0
Operating Profit                           1.5    1.4       4.5





     Net sales and operating revenue in the sugar segment was up for the 1994 three month period due to an increase in tons sold of 10.9% and a 0.2% increase in the sales price per ton.

     Cost of sales and operating expenses in 1994 were up due primarily to an increase in dead season expense from the prior year, which was partially offset by an increase in molasses sales. Molasses is a by-product of the production of raw sugar process and is accounted for as a reduction of the cost of sales and operating expense.



COMMUNICATIONS


               Quarter Ended March 31                   %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $  7.4  $  7.3      0.8
Cost of Sales and Operating Expenses       4.7     4.7      0.1
Selling, General and Administrative
  Expenses                                 1.1     1.0      0.7
Operating Profit                           1.7     1.6      2.7


     Net sales and operating revenue for this segment of the Company covering the first quarter 1994 was up over the prior year quarter and was attributable to access line growth.

     Cost of sales and operating expenses and selling, general and administrative expenses were basically the same this period as last year.


REAL ESTATE


               Quarter Ended March 31                   %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $ 19.5  $  5.5   253.1
Cost of Sales and Operating Expenses       5.2     3.4    54.7
Selling, General and Administrative
  Expenses                                 0.5     0.5     6.5
Operating Profit                          13.7     1.6      *

*  Not Meaningful



     In the Real Estate segment of the Company, Gran Central, Florida East Coast Industries, Inc.'s real estate subsidiary, had a 377.5% increase in net sales and operating revenues in 1994 from 1993 which is mostly from increased sales of realty property. Southwood Properties, the Company's real estate division had a decrease in net sales and operating revenue caused by a decrease in property sales.

     Cost of sales and operating expenses were up 55.1% and selling, general and administrative expenses were up 12.1 at Gran Central on costs of real property sold and costs connected to the newly rented buildings, such as, property taxes, commissions and depreciation. In our Southwood Properties operations cost of sales and operating expense were up 51.2% and selling, general and administrative expenses were down 6.5% on increased cost of property sales.

     OTHER INCOME for the quarter ended March 31, 1994 was down $0.8 million (18.0%) as compared to the same 1993 period. This small decrease was in gain on sales and dispositions of property, plant and equipment, miscellaneous items and interest income.

     TAXES for the first quarter 1994 were up $4.3 million (117.4%) as a direct result of the increase in income. The effective tax rate for the three month period is 35.0% for 1994 and was 38.4% for 1993.

     NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE for the first quarter of 1994 of $8.2 million was $4.7 million more than the same 1993 period or up 135.7%. The earnings per share for the three month period ended March 31, 1994 of $0.27 are $0.16 more than the like 1993 period.

     FINANCIAL POSITION

     The Company continues to have a strong current asset position. Current assets were $307.0 million, up $23.2 million or 8.2% from December 31, 1993. The Company's working capital ratio at March 31, 1994 was 3.0 to 1, the same ratio that it was at December 31, 1993.

     The Company had a net increase in property, plant and equipment at March 31, 1994 of $8.7 million over the December 31, 1993 balance. The Company has a minimum amount of long-term debt. The noncurrent long-term debt at March 31, 1994 at $38.6 million was $0.3 million less than at December 31, 1993. There were no other significant changes in the Balance Sheet at March 31, 1994 over December 31, 1993.

     Stockholder's equity at March 31, 1994 was $910.0 million or $29.84 per share, an increase of $6.6 million or $0.22 per share over $903.5 million or $29.62 per share at December 31, 1993.

                   PART II - OTHER INFORMATION


     Item 1. Legal Proceedings

          No change from Form 10-K for the year ended
          December 31, 1993.

     Item 5. Other Information

          The Company is not aware of any other matters of significance to be reported hereunder.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             St. Joe Paper Company
                 (Registrant)



                 S. D. Fraser
           Vice President and Director



                 D. M. Groos
                 Comptroller


                 May 12, 1994
                     Date