Form 10-Q
period 1994-06-30
ST JOE PAPER CO
filed 1994-08-08
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994

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



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1994 there were 30,498,650 shares of common stock, no par value, outstanding.

                      ST. JOE PAPER COMPANY

                              INDEX


                                                           Page No.



PART I    Financial Information:

            Consolidated Balance Sheet -
              June 30, 1994 and December 31, 1993              3

            Consolidated Statement of
              Income and Retained Earnings -
              Three Months and Six months ended
              June 30, 1994 and 1993                           4

            Consolidated Statement of Cash Flows -
              Six months ended June 30, 1994 and
              1993                                             5

            Notes to Consolidated Financial Statements         6

            Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                            8




PART II   Other Information                                   14

                          ST. JOE PAPER COMPANY
                       CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                   June 30      December 31
ASSETS                                               1994           1993
                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents                   $   45,177     $    48,304
     Short-term investments                          66,745          66,307
     Accounts receivable                             80,185          74,127
     Inventories                                     62,708          69,398
     Other assets                                    27,967          25,720
          Total Current Assets                      282,782         283,856

Investment and Other Assets:
     Marketable securities                          179,271         159,523
     Other assets                                    42,251          40,170
         Total Investments and Other Assets         221,522         199,693

Property, Plant and Equipment, Net                1,020,364       1,007,722
Total Assets                                    $ 1,524,668     $ 1,491,271

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                $    40,596     $    41,515
Accrued liabilities                                  31,566          27,838
Income taxes payable                                  4,426           2,737
Long-term debt due within one year                   23,828          21,309
Total Current Liabilities                           100,416          93,399

Accrued Casualty Reserves and Other Liabilities      11,951          11,063
Long-Term Debt due After One Year                    38,304          38,947
Deferred Income Taxes and Income Tax Credits        210,524         205,531
Minority Interest in Consolidated Subsidiaries      245,942         238,878

Stockholders' Equity:

     Common stock, no par value; 60,000,000
          shares authorized; 30,498,650 shares
          issued and outstanding                      8,714           8,714
     Retained earnings                              864,248         851,511
     Net unrealized gains on debt and marketable
          equity securities                          44,569          43,228
          Total Stockholders' Equity                917,531         903,453
Total Liabilities and Stockholders' Equity      $ 1,524,668     $ 1,491,271

                         See accompanying notes.

                        ST. JOE PAPER COMPANY
          CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                            (Unaudited)
             (Dollars in thousands except per share amounts)

                                         Three Months           Six Months
                                        ended June 30          ended June 30
                                        1994       1993       1994       1993
Net Sales and Operating Revenues   $ 165,886  $ 150,548  $ 333,254  $ 297,246
Cost of Sales and Operating Expenses 138,182    134,183    272,173    260,837
Gross Profit                          27,704     16,365     61,081     36,409
Selling, General and Administrative
     Expenses                         13,731     14,126     28,088     29,032
Operating Profit                      13,973      2,239     32,993      7,377

Other Income (Expense):
     Dividends                           531        826      1,065      1,055
     Interest income                   2,329      2,005      4,833      4,780
     Interest expense                 (1,005)    (2,419)    (1,968)    (3,398)
     Gain on sales and other
        dispositions of	property,
        plant and equipment              375        (86)       759        891
     Other, net                          704      1,148      1,791      2,469
                                       2,934      1,474      6,480      5,797
Income before Income Taxes, Minority
     Interest and Cumulative Effect of
     Change in Accounting Principle   16,907      3,713     39,473     13,174
Provision for Income Taxes             6,913        925     14,816      4,561
Income before Minority Interest and
     Cumulative Effect of Change in
     Accounting Principle              9,994      2,788     24,657      8,613
Income Applicable to Minority
     Interest in Consolidated
     Subsidiaries                      2,367      2,035      8,870      4,398
Income before Cumulative Effect of
    Change in Accounting Principle     7,627        753     15,787      4,215
Cumulative Effect of Change in
    Accounting Principle for
    Income Taxes                         ---        ---        ---     20,518
Net Income                         $   7,627  $     753  $  15,787  $  24,733
Retained Earnings at
    Beginning of Period              858,146    847,423    851,511    824,968
Dividends                              1,525      1,525      3,050      3,050
Retained Earnings at End of Period $ 864,248  $ 846,651  $ 864,248  $ 846,651

Per Share Data:
     Dividends                     $    0.05  $    0.05  $    0.10  $    0.10
     Income before Cumulative
        Effect of Change in
        Accounting Principle       $    0.25  $    0.02  $    0.52  $    0.13
     Cumulative Effect of Change
        in Accounting Principle          ---        ---        ---       0.68
Net Income                         $    0.25  $    0.02  $    0.52  $    0.81

Number of Common
  Shares Outstanding              30,498,650  30,498,650 30,498,650 30,498,650

                        See accompanying notes.
                              - 4 -

                        ST. JOE PAPER COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited)
            (Dollars in thousands except per share amounts)
                                                            Six Months
                                                           ended June 30
                                                        1994         1993
Cash Flows from Operating Activities:
Net Income                                         $   15,787   $   24,733
Adjustments to reconcile net income to cash
      provided by operating activities:
   Cumulative effect of a change in
      accounting principle                                ---      (20,518)
   Depreciation and depletion                          31,095       32,197
   Minority interest in income                          8,870        4,398
   Gain on sale of property                              (759)        (891)
   Increase in deferred income taxes                    4,993        6,257
   Changes in operating assets and liabilities:
      Accounts receivable                              (6,058)       9,537
      Inventories                                       6,690        3,136
      Other assets                                     (4,328)     (15,273)
      Accounts payable, accrued liabilities
         and casualty reserves                          3,697        9,224
      Increase in income taxes payable                  1,689          ---
Cash Provided by Operating Activities                  61,676       52,800

Cash Flows from Investing Activities:
Purchases of property, plant and equipment            (47,506)     (45,857)
Purchases of investments                              (80,986)     (23,821)
Proceeds from sales of property                         4,529        4,950
Proceeds from sales of investments                     61,194       18,775
Cash Used in Investing Activities                     (62,769)     (45,953)

Cash Flows from Financing Activities:
Net change in short-term borrowings                     2,514          896
Dividends paid to stockholders                         (3,050)      (3,050)
Repayment of long-term debt                              (638)        (983)
Dividends paid to minority interest                      (860)        (846)
Cash Used in Financing Activities                      (2,034)      (3,983)

Net Increase (Decrease) in Cash and Cash Equivalents   (3,127)       2,864
Cash and Cash Equivalents at Beginning of Period       48,304       42,137
Cash and Cash Equivalents at End of Period         $   45,177   $   45,001

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for certain
   expense items is:
      Interest                                     $    1,871   $    1,827
      Income taxes                                 $   10,927   $      875

                        See accompanying notes

                        ST. JOE PAPER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                     (Dollars in thousands )

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993 and the results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993.

2. The results of operations for the three and six month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results that may be expected for the full year.

3.   Inventories at June 30, 1994 and December 31, 1993:

                                           June 30       December 31
                                             1994           1993

     Manufactured paper products and
        associated raw materials       $    27,367       $    30,782
     Materials and supplies                 27,575            27,407
     Sugar                                   7,766            11,209
                                       $    62,708       $    69,398


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

  It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company, but could be material to the results of operation of the Company in any one period. As of June 30, 1994 and December 31, 1993, the aggregate environmental related accruals were $6.7 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     Net Sales and Operating Revenues for the quarter ended June 30, 1994 increased $15.3 million (10.2%) compared to the same 1993 period. Net sales and operating revenues for the six months ended June 30, 1994 increased $36.0 million (12.1%) compared to the same 1993 period.

     Cost of Sales and Operating Expenses increased $4.0 million (3.0%) for the quarter ended June 30, 1994 compared to the June 30, 1993 quarter which were 83.3% of net sales and operating revenue for the 1994 quarter and 89.1% for the 1993 quarter. The cost of sales and operating expenses for the six months ended June 30, 1994 were up $11.3 million (4.3%) compared to the same 1993 period and were 81.7% of net sales and operating revenues in 1994 and 87.8% in 1993.

     Selling, General and Administrative Expenses for the second quarter of 1994 were down $0.4 million (2.8%) compared to the corresponding 1993 quarter. These expenses for the year to date were down $0.9 million (3.3%) compared to 1993.

     Operating Profit for the quarter ended June 30, 1994 compared to the same 1993 period for the Company was higher by $11.7 million (524.1%) and for the six months period by $25.6 million (347.2%).

     The operating results for the Company by industry segments for the comparable three month and six month periods follows (in millions of dollars).


FOREST PRODUCTS


               Quarter Ended June 30, 1994
                                                       %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $ 93.0  $ 77.9     19.4
Cost of Sales and Operating Expenses 85.4 80.3 6.3 Selling, General and Administrative
  Expenses                                 7.3     7.3      0.3
Operating Profit (Loss)                    0.4    (9.7)   103.7

                 Six Months Ended June 30, 1994
                                                       %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $177.5  $157.0     13.1
Cost of Sales and Operating Expenses     167.8   157.0      6.9
Selling, General and Administrative
  Expense                                 14.7    15.9     (7.5)
Operating Profit (Loss)                   (5.0)  (15.9)    68.5

     Net sales and operating revenue in the Company's paper mill for the six month 1994 period were up 15.2% due to an increase in tons sold to outside customers of 19.8%, while the average selling price from the same 1993 period remained the same. Revenue from sales of crest white were up 13.3% with revenue from crest white sales amounting to 58% of total sales, which was up from 56% in 1993. Sales by the Company's container operations for the six month period this year over 1993 were up 11.1% on an increase of 10.8% in tons sold and a small 0.2% increase in selling price per ton. Timber revenue on sales to outside customers by our land company was up 47.1% on an increase in tons sold of 41.4% and a 4.0% increase in per ton selling price.

     The cost of sales and operating expenses at the mill for the six months period ended June 30th decreased 3% on a per ton basis compared to last year but due to the increased volume these costs were up primarily in the area of repair materials, shipping department, operations fees, water treatment and workmen's compensation insurance.

     Production at the mill was up 5.1% for the six month period of 1994 over like 1993 period as the average daily production was up 9.4% which overcame a four day reduction in days operated. The revenue was helped this period by the increase in sales volume particularity in the crest white tons sold and the $30 a ton increase in linerboard prices in March 1994. There has been another $40 per ton increase in linerboard prices in July 1994, which will improve third quarter results. The backlog of orders in our container operations have been at record highs the last several weeks.

TRANSPORTATION


               Quarter Ended June 30, 1994
                                                       %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $ 44.8  $ 43.2      3.7
Cost of Sales and Operating Expenses      32.6    33.3     (2.1)
Selling, General and Administrative
  Expenses                                 4.1     4.5     (9.9)
Operating Profit                           8.1     5.3     51.7

              Six Months Ended June 30, 1994
                                                       %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $ 87.9  $ 86.5      1.7
Cost of Sales and Operating Expenses      64.4    66.2     (2.7)
Selling, General and Administrative
  Expenses                                 8.4     8.3      1.2
Operating Profit                          15.1    12.0     26.0

     Net sales and operating revenue for the six month period increased 1.8% at Florida East Coast Railway Company (FEC). This increase reflects the continued general improvement in the economy. Rail traffic volumes in rock and other types of carloads were up. Rock carloads for the first six months of 1994 were up 10.9%, other carloads up 1.7%, intermodel units and automotive carloads were down from 1993. Apalachicola Northern Railroad Company (ANRR) net revenue was flat for the six months 1994 period compared to 1993.

     Cost of sales and operating expenses for the FEC decreased 3.3% for the six month period of 1994 and selling, general and administrative expenses were up 1.6%. There were small expense increases in employee wages, including fringe benefits, depreciation and property taxes. ANRR operating expenses for this six month period were up 4.9% and selling, general and administrative expenses were down 9.2%. The main operating expenses at ANRR that were up for this six month period are maintenance on the track, material and labor and repair of freight train cars.


SUGAR


               Quarter Ended June 30, 1994
                                                       %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $ 14.6  $ 12.8     14.1
Cost of Sales and Operating Expenses      11.6    11.8     (2.0)
Selling, General and Administrative
  Expenses                                 0.8     0.8     (0.9)
Operating Profit                           2.3     0.3    786.9

               Six Months Ended June 30, 1994

Net Sales and Operating Revenue         $ 28.0  $ 24.9     12.6
Cost of Sales and Operating Expenses 22.4 21.4 4.5 Selling, General and Administrative
  Expenses                                 1.8     1.8      3.5
Operating Profit                           3.8     1.7    124.3

     Net sales and operating revenue in the Sugar segment were up for the six month period due to an increase in tons sold of 10.2% and a 2.2% increase in sales price per ton.

     Cost of sales and operating expenses per ton were down 3.5% caused by a decrease in dead season expenses this year and an increase in sales of molasses. Molasses is a by-product of the production of raw sugar and is accounted for as reduction in the cost of sales and operating expense.


COMMUNICATIONS


               Quarter Ended June 30, 1994

                                                       %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue          $ 7.7  $ 7.7       0.1
Cost of Sales and Operating Expenses       4.6    5.1      (9.5)
Selling, General and Administrative
  Expenses                                 1.1    1.0       8.3
Operating Profit                           2.0    1.6      26.2


               Six Months Ended June 30, 1994

Net Sales and Operating Revenue          $15.1  $ 15.0      0.4
Cost of Sales and Operating Expenses       9.3     9.8     (4.9)
Selling, General and Administrative
  Expenses                                 2.2     2.1      4.4
Operating Profit                           3.6     3.2     14.3

     Net sales and operating revenue for the Communications segment were slightly higher for the six month period the result of access line growth.

     Cost of sales and operating expenses were lower due primarily to the curtailment of an extensive outside plant maintenance program initiated in mid 1992. Selling, general and administrative expenses had a slight increase in the 1994 six months period from the like 1993 period that was attributable to an ongoing billing and customer service software conversion.

REAL ESTATE

               Quarter Ended June 30, 1994

                                                       %Increase
                                          1994   1993  (Decrease)

Net Sales and Operating Revenue         $  6.2  $ 9.6     (35.1)
Cost of Sales and Operating Expenses       4.5    4.2       5.2
Selling, General and Administrative
  Expenses                                 0.5    0.5      (7.8)
Operating Profit                           1.3    4.8     (73.6)




               Six Months Ended June 30, 1994

Net Sales and Operating Revenue         $ 25.7  $ 15.1     70.2
Cost of Sales and Operating Expenses       9.2     7.6     20.2
Selling, General and Administrative
  Expenses                                 1.0     1.0     (0.8)
Operating Profit                          15.5     6.4    141.0

     In the Real Estate segment of the Company, Gran Central, Florida East Coast Industries, Inc.'s real estate subsidiary, had a 148.2% increase in net sales and operating revenue for the first six month period of 1994. This increase was attributable to sales of real estate being higher by $12.5 million and rental income being up $1.5 million. Southwood Properties, the Company's real estate division, had a decrease in net sales and operating revenue of $3.4 million from less property and timber sales.

     Expenses at Gran Central increased 29.6% in the six month period of 1994 over 1993 and continue to be caused by increased depreciation, property taxes and casualty insurance. Expenses at Southwood were down $0.6 million as the cost of property sold was less on the decrease in realty sales.

     Other Income for the quarter ended June 30, 1994 was up $1.5 million (99.1%) as compared to the same 1993 period. For the six months ended June 30, 1994, other income was up $0.7 million (11.8%) compared to the same 1993 period. The increase in the six months results occurred in dividend income and the net of interest income less interest expense, being up 61.3%.

     Taxes for the second quarter were up $6.0 million (647.4%) and $10.3 million (224.8%) for the six month period. The effective tax rate for the six month period is 37.5% for 1994 and 34.6% for 1993. This increase in tax expense is the direct result of increased income.

     Net Income Before Cumulative Effect Of Change In Accounting Principle for the second quarter of 1994 of $7.6 million was $6.9 million more than the same 1993 period or up 912.9%. The six month period ended June 30, 1994 shows an increase of $11.6 million or up 274.5%. The earnings per share for the six month period ended June 30, 1994 of $0.52 is $0.39 more than the like 1993 period.

     Financial Position

     The company continues to have a strong current asset position. Current assets were $282.8 million, down $1.1 million or 0.4% from December 31, 1993. The Company's working capital ratio at June 30, 1994 was 2.8 to 1, a decrease from December 31, 1993 when it was
3.0 to 1.

     The Company had a net increase in property, plant and equipment at June 30, 1994 of $12.6 million over the December 31, 1993 balance. The Company's net investment in marketable securities has increased $19.7 million compared to December 31, 1993. This is primarily attributable to the investment of proceeds received from Gran Central's sales of real estate in the first quarter. The Company has a minimum amount of long-term debt. The noncurrent long-term debt at June 30, 1994 of $38.3 million was $0.6 million less than at December 31, 1993. There were no other significant changes in the Balance Sheet at June 30, 1994 over December 31, 1993.

     Stockholder's equity at June 30, 1994 was $917.5 million or $30.08 per share an increase of $14.1 million or $0.46 per share over $903.5 million or $29.62 per share at December 31, 1993.

                   PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings

          No change from Form 10-K for the year ended
          December 31, 1993

     Item 4.  Submission of Matters to a Vote of Security Holders

          At the Company's annual meeting of shareholders, held on May 10, 1994 the following persons were elected as Directors of the Company:

          J. C. Belin                 R. E. Nedley
          H. L. Brainin               R. B. Newton, Jr.
          E. C. Brownlie              W. L. Revell
          T. S. Coldewey              R. E. Taylor
          R. H. Dent                  W. T. Thompson, III
          E. T. Ford                  W. L. Thornton
          S.D. Fraser                 J. D. Uible

     Item 5.  Other Information

          The Company is not aware of any other matters of significance to be reported hereunder.

     Item 6(a).  Exhibits

          NOTICE OF ANNUAL MEETING held on
          May 10, 1994.

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


                August 8, 1994
                      Date