Form 10-Q
period 1994-09-30
ST JOE PAPER CO
filed 1994-11-14
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1994

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



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1994 there were 30,498,650 shares of common stock, no par value, outstanding.

                      ST. JOE PAPER COMPANY

                              INDEX


                                                           Page No.



PART I    Financial Information:

            Consolidated Balance Sheet -
              September 30, 1994 and December 31, 1993         3


            Consolidated Statement of
              Income and Retained Earnings -
              Three Months and Nine Months ended
              September 30, 1994 and 1993                      4


            Consolidated Statement of Cash Flows -
              Nine months ended September 30, 1994 and
              1993                                             5

            Notes to Consolidated Financial Statements         6

            Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                            8




PART II   Other Information                                   14

                            ST. JOE PAPER COMPANY
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)


                                              September 30         December 31
ASSETS                                           1994                  1993
                                              (Unaudited)
Current Assets:
     Cash and cash equivalents                $    40,921          $    48,304
     Short-term investments                        81,117               66,307
     Accounts receivable                           80,240               74,127
     Inventories                                   49,731               69,398
     Other assets                                  31,672               25,720
          Total Current Assets                    283,681              283,856

Investment and Other Assets:
     Marketable securities                        179,410              159,523
     Other assets                                  45,829               40,170
          Total Investments and Other Assets      225,239              199,693

Property, Plant and Equipment, Net              1,020,715            1,007,722
Total Assets                                  $ 1,529,635          $ 1,491,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                         $    39,754          $    41,515
     Accrued liabilities                           37,546               27,838
     Income taxes payable                           4,767                2,737
     Long-term debt due within one year            15,865               21,309
          Total Current Liabilities                97,932               93,399

Accrued Casualty Reserves and Other Liabilities    12,808               11,063
Long-Term Debt due After One Year                  37,971               38,947
Deferred Income Taxes and Income Tax Credits      210,451              205,531
Minority Interest in Consolidated Subsidiaries    247,963              238,878

Stockholders' Equity:
     Common stock, no par value; 60,000,000
          shares authorized; 30,498,650 shares
          issued and outstanding                    8,714                8,714
     Retained earnings                            870,243              851,511
     Net unrealized gains on debt and
          marketable equity securities             43,553               43,228
               Total Stockholders' Equity         922,510              903,453
Total Liabilities and Stockholders' Equity    $ 1,529,635          $ 1,491,271

See accompanying notes.

                            ST. JOE PAPER COMPANY
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                (Unaudited)
                 (Dollars in thousands except per share amounts)
                                         Three Months          Nine Months
                                     ended September 30     ended September 30
                                       1994        1993         1994      1993
Net Sales                         $ 122,546   $  98,065    $ 367,918 $ 308,862
Operating Revenues                   43,711      43,117      131,592   129,566
Net Sales and Operating revenues    166,257     141,182      499,510   438,428
Cost of Sales                       109,748      92,126      317,541   286,858
Operating Expenses                   33,796      28,815       98,176    94,920
Cost of Sales and Operating
   Expenses                         143,544     120,941      415,717   381,778
Gross Profit                         22,713      20,241       83,793    56,650
Selling, General and
   Administrative Expenses           14,826      13,368       42,915    42,400
Operating Profit                      7,887       6,873       40,878    14,250

Other Income (Expense):
   Dividends                            555         535        1,620     1,590
   Interest income                    3,159       2,472        7,993     7,252
   Interest expense                  (1,035)        (82)      (3,002)   (3,480)
   Gain on sales and other
      dispositions of property,
      plant and equipment             4,295          63        5,054       954
   Other, net                         1,087         726        2,877     3,195
                                      8,061       3,714       14,542     9,511
Income before Income Taxes, Minority
   Interest and Cumulative Effect of
   Change in Accounting Principle    15,948      10,587       55,420    23,761
Provision for Income Taxes            5,372       9,413       20,187    13,974
Income before Minority Interest and
   Cumulative Effect of Change in
   Accounting Principle              10,576       1,174       35,233     9,787
Income Applicable to Minority
   Interest in Consolidated
   Subsidiaries                       3,056       2,049       11,926     6,447
Income before Cumulative Effect of
   Change in Accounting Principle     7,520        (875)      23,307     3,340
Cumulative Effect of Change in
   Accounting Principle for
   Income Taxes                         ---         ---          ---    20,518
Net Income                        $   7,520   $    (875)   $  23,307 $  23,858
Retained Earnings at Beginning
   of Period                        864,248     846,651      851,511   824,968
Dividends                             1,525       1,525        4,575     4,575
Retained Earnings at
   End of Period                  $ 870,243   $ 844,251    $ 870,243 $ 844,251

Per Share Data:
   Dividends                      $    0.05   $    0.05    $    0.15 $    0.15
   Income before Cumulative Effect
      of Change in Accounting
      Principle                   $    0.25   $   (0.03)   $    0.76 $    0.10
   Cumulative Effect of Change in
      Accounting Principle              ---         ---          ---      0.68
   Net Income                     $    0.25   $   (0.03)   $    0.76 $    0.78

Number of Common
   Shares Outstanding            30,498,650   30,498,650  30,498,650 30,498,650

                          See accompanying notes.

                             ST. JOE PAPER COMPANY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                (Dollars in thousands except per share amounts)

                                                                Nine Months
                                                            ended September 30
                                                            1994          1993
Cash Flows from Operating Activities:
  Net Income $ 23,307 $ 23,858
  Adjustments to reconcile net income to
     cash provided by operating activities:

    Cumulative effect of a change in accounting
      principle                                       $      ---    $  (20,518)
    Depreciation and depletion                            46,707        48,899
    Minority interest in income                           11,926         6,447
    Gain on sale of property                              (5,054)         (954)
    Increase in deferred income taxes                      4,920        15,513
    Changes in operating assets and liabilities:
       Accounts receivable                                (6,113)        8,529
       Inventories                                        19,667        10,169
       Other assets                                      (11,611)      (19,823)
       Accounts payable, accrued liabilities and
         casualty reserves                                 9,692         9,216
       Increase in income taxes payable                    2,030         1,207
Cash Provided by Operating Activities                     95,471        82,543

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment            (64,015)      (75,759)
   Purchases of investments                             (111,465)      (88,461)
   Proceeds from sales of property                         9,369        11,033
   Proceeds from sales of investments                     75,521        75,928
Cash Used in Investing Activities                        (90,590)      (77,259)

Cash Flows from Financing Activities:
   Net change in short-term borrowings                    (5,437)       (5,100)
   Dividends paid to stockholders                         (4,575)       (4,575)
   Repayment of long-term debt                              (983)       (1,313)
   Dividends paid to minority interest                    (1,269)       (1,267)
Cash Used in Financing Activities                        (12,264)      (12,255)

Net (Decrease in Cash and Cash Equivalents                (7,383)       (6,971)
Cash and Cash Equivalents at Beginning of Period          48,304        42,137
Cash and Cash Equivalents at End of Period            $   40,921    $   35,166

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for certain expense items is:
      Interest $ 2,815 $ 2,704
      Income taxes $ 23,661 $ 1,573

                             See accompanying notes

                             ST. JOE PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                           (Dollars in thousands)


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993 and the results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993.

2. The results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results that may be expected for the full year.

3.     Inventories at September 30, 1994 and December 31, 1993:

                                      September 30 December 31
                                              1994        1993

     Manufactured paper products and
        associated raw materials          $ 26,402    $ 30,782
     Materials and supplies                 22,836      27,407
     Sugar                                     493      11,209
                                          $ 50,772    $ 69,398


4. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. Certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees have been retained by the Company. In the opinion of management, none of these are expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                            ST. JOE PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                          (Dollars in thousands )

     The Company is subject to substantial costs arising out of environmental laws and regulations, including obligations to remove or limit the effects on the environment of the disposal or release of certain substances at various sites. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. Based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position or liquidity of the Company, but could be material to the results of operations in any one period. The aggregate accruals relating to environmental costs were $6.7 million as of September 30, 1994 and December 31, 1993. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

  MANAGEMENTS DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     Net Sales and Operating Revenues for the quarter ended
September 30, 1994 increased $25.1 million (17.8%) compared to the same 1993 period. Net sales and operating revenues for the nine months ended September 30, 1994 increased $61.1 million (13.9%) compared to the same 1993 period.

     Cost of Sales and Operating Expenses increased $22.6 million (18.7%) for the quarter ended September 30, 1994 compared to the
September 30, 1993 quarter which were 86.3% of net sales and operating revenue for the 1994 quarter and 85.7% for the 1993 quarter. The cost of sales and operating expenses for the nine months ended September 30, 1994 were up $33.9 million (8.9%) compared to the same 1993 period and were 83.2% of net sales and operating revenues in 1994 and 87.1% in 1993.

     Selling, General and Administrative Expenses for the third quarter of 1994 were up $1.5 million (10.9%) compared to the corresponding 1993 quarter. These expenses for the year to date were up $0.5 million (1.2%) compared to 1993.

     Operating Profit for the quarter ended September 30, 1994 compared to the same 1993 period for the Company was higher by $1.0 million (14.7%) and for the nine month period by $26.6 million (186.9%).

     The operating results for the Company by industry segments for the comparable three month and nine month periods follows (in millions of dollars).


FOREST PRODUCTS


               Quarter Ended September 30, 1994
                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $101.4  $ 75.9     33.6
Cost of Sales and Operating Expenses 94.6 78.0 21.3 Selling, General and Administrative
  Expenses                                 8.9     7.3     22.4
Operating Profit (Loss)                   (2.2)   (9.4)    77.1

               Nine Months Ended September 30, 1994
                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $278.9  $232.9     19.8
Cost of Sales and Operating Expenses 262.4 235.0 11.7 Selling, General and Administrative
  Expense                                 23.6    23.2      1.9
Operating Profit (Loss)                  ( 7.2)  (25.3)    71.7


     Net sales and operating revenue on sales to outside customers in the Company's paper mill for the quarter ended September 30, 1994 and nine month period 1994 compared to the same 1993 periods, were up 39.7% and up 23.1% respectively, reflecting an increase in tons sold of 32.2% for the quarter and 23.9% year to date and an increase in selling price of 26.1%, for the quarter and year to date of 8.2%. Revenue from sales of crest white for the quarter and nine month period was up 46.7% and up 24.0% respectively, while kraft liner sales for the same periods were up 3.6% and 3.4%, respectively. Revenue by the Company's container operations were up 16.2% this nine month period with tons sold up 12.5% and selling price per ton up 3.3%. Timber revenue on sales to outside customers for the nine month period, by our land company was up 8.5% in 1994 over 1993 on increased tons sold of 9.9% but offset in part by a decrease of 1.3% in the per ton selling price.

     The cost of sales and operating expenses for the nine month period at the mill increased 7.8% and consisted of the higher cost for water and energy costs, baled waste and chemicals, workman's compensation insurance and repair material expenses.

     In October, the selling price of kraft linerboard was increased $40 per ton by virtually all companies in the industry, including this Company. This is the fourth increase in the last thirteen months and will have a positive affect on the operating results of this segment of the Company for the fourth quarter of 1994.


TRANSPORTATION


               Quarter Ended September 30, 1994
                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $ 43.7  $ 43.1      1.4
Cost of Sales and Operating Expenses      33.8    28.8     17.2
Selling, General and Administrative
  Expenses                                 3.7     3.8     (2.7)
Operating Profit                           6.2    10.5    (40.9)

               Nine Months Ended September 30, 1994
                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $131.7   $129.6     1.6
Cost of Sales and Operating Expenses      98.2     95.0     3.4
Selling, General and Administrative
  Expenses                                12.2     12.2     ---
Operating Profit                          21.3     22.4    (5.2)


     Operating revenue for the third quarter, 1994 and nine month period compared to like 1993 periods increased 1.7% and 1.8%, respectively, at Florida East Coast Railway Company (FEC). This revenue increase for the nine month period of 1994 over 1993 is in the rail traffic volumes of carload rock being up 8.9%, and other carloads up 2.0%. The rail traffic volumes of intermodel units and carload automobiles had a slight decrease of 1.3% and 1.2% respectively. Apalachicola Northern Railroad Company (ANRR) net revenue for the year to date period increased 1.0% mainly on increase in woodchips, pulpwood and recyclable cars handled.

     Operating expenses for the FEC increased 3.2% for the nine month period and selling, general and administrative expenses increased 1.1%. These expense increases were in the area of depreciation, property taxes, casualty and personal injury insurance. ANRR operating expenses for the 1994 nine months period over 1993 were up 5.9% and selling, general and administrative expenses were down 24.0%. The primary areas of increase in operating expenses were costs connected with train derailment, track laying and locomotive maintenance.

SUGAR


               Quarter Ended September 30, 1994

                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $  8.7   $ 9.2    ( 5.3)
Cost of Sales and Operating Expenses       6.9     5.4     28.8
Selling, General and Administrative
  Expenses                                 0.8     0.7      1.5
Operating Profit                           1.0     3.1    (67.1)

               Nine Months Ended September 30, 1994
                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $ 36.7   $34.1      7.7
Cost of Sales and Operating Expenses 29.3 26.8 9.3 Selling, General and Administrative
  Expenses                                 2.6     2.5      2.9
Operating Profit                           4.8     4.8      1.3

     Net sales and operating revenue in the Sugar segment were up for the nine month period due to an increase in tons sold of 6.9% and a 0.9% increase in sales price.

     Cost of sales and operating expenses were up for the nine months period due to increase in dead season expenses, that caused these expenses to increase by 3.7% per ton. In addition, sales of molasses were up 54.3% per ton of sugar. Selling, general and administration expenses increased mainly in the area of pollution control.

COMMUNICATIONS


               Quarter Ended September 30, 1994
                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue          $ 7.6   $ 7.0      7.5
Cost of Sales and Operating Expenses       4.6     5.1     (9.4)
Selling, General and Administrative
  Expenses                                 1.0     1.0     (4.7)
Operating Profit                           2.0     0.9    115.7

               Nine Months Ended September 30, 1994

Net Sales and Operating Revenue          $22.6   $22.0      2.7
Cost of Sales and Operating Expenses      13.9    14.9     (6.4)
Selling, General and Administrative
  Expenses                                 3.1     3.1      1.4
Operating Profit                           5.6     4.1     37.0

     Net sales and operating revenue for the Communications segment were up for the nine month period. The major item included in this increase was reduced payments to other telephone companies for call termination services but also there was a general increase in all services including local service, long distance and access charges.

     Cost of sales and operating expenses were lower for the 1994 nine month period on the reduction in the extensive outside plant maintenance program at one of the operating companies. The small increase in selling, general and administrative expenses for the nine month period was attributable to general inflationary influences.
                              -11-

REAL ESTATE

               Quarter Ended September 30, 1994

                                                       %Increase
                                          1994    1993  (Decrease)

Net Sales and Operating Revenue         $  5.6  $  6.6    (16.1)
Cost of Sales and Operating Expenses       4.3     4.3    ( 1.5)
Selling, General and Administrative
  Expenses                                 0.4     0.5    ( 7.4)
Operating Profit                           0.9     1.9    (52.3)


               Nine Months Ended September 30, 1994

Net Sales and Operating Revenue         $ 31.3  $ 21.7     43.8
Cost of Sales and Operating Expenses      13.4    11.9     12.3
Selling, General and Administrative
  Expenses                                 1.5     1.5    ( 2.9)
Operating Profit                          16.4     8.3     97.7

     In the Real Estate segment of the Company, Gran Central, Florida East Coast Industries, Inc.'s real estate subsidiary, had a 111.4% increase ($15.1 million) in net sales and operating revenue for the nine month period in 1994 over the same 1993 period. Of this increase, sales of real estate were up 739.9% and
rental and other income was up 24.2%   Southwood Properties, the
Company's real estate division, had a decrease in net sales and operating revenue of 68.9%. This decrease was primarily caused by property sales being down by 72.2% and timber sales being down by 52.4%.

     Expenses at Gran Central increased 25.7% for the nine month period of 1994 over 1993 and are attributable mainly to increased depreciation, property tax, commissions, utilities, insurance, uncollectible revenue and maintenance expense. Southwood's expenses were down 45.4% on lower salaries, depreciation and for the cost of property sold which is attributable to the decrease in realty sales for the first nine months of 1994 over 1993.

     OTHER INCOME for the quarter ended September 30, 1994 was up $4.3 million (117.1%) as compared to the same 1993 period. For the nine months ended September 30, 1994, other income was up $5.0 million (52.9%) compared to the same 1993 period. The major reason for this increase for the nine months 1994 period over the like 1993 period was in net interest income (interest income less interest expense) being up $1.2 million (32.3%) and gain on sale and other dispositions of property, plant and equipment having increased $4.1 million (429.8%).

                           -12-
     TAXES for the third quarter were down $4.0 million (42.9%) and up $6.2 million (44.5%) for the nine month period. The effective tax rate for the third quarter 1994 was 33.7% compared to 88.9% for the third quarter 1993. The effective tax rate for the nine month period is 36.4% for 1994 and 58.8% for 1993. The high effective tax rate for both the quarter and nine month period in 1993 reflected the retroactive increase in the corporate federal income tax rate from 34% to 35%, effective January 1, 1993 which resulted in additional income tax expense for the 1993 third quarter. This amount in 1993 was further increased by an increase in deferred income taxes resulting from the federal income tax rate increase as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


     NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE for the third quarter of 1994 of $7.5 million was $8.4 million more than the same 1993 period or up 959.4%. The nine month period ended September 30, 1994 shows an increase of $20.0 million or up 597.8%. The earnings per share for the nine month period ended September 30th of $0.76 is $0.66 more than the like 1993 period.

     FINANCIAL POSITION

     The Company continues to have a strong current asset position. Current assets were $283.7 million, down $0.2 million or 0.1% from December 31, 1993. The Company's working capital ratio at
September 30, 1994 was 2.9 to 1, a decrease from December 31, 1993 when it was 3.0 to 1.

     The Company had a net increase in property, plant and equipment at September 30, 1994 of $13.0 million over the December 31, 1993 balance. The Company's net investment in marketable securities has increased $19.9 million compared to December 31, 1993. This was primarily attributable to the investment of proceeds received from Gran Central's sales of real estate as reported in prior reports. The Company has a minimum amount of long-term debt. The non-current long-term debt at September 30, 1994 of $38.0 million was $1.0 million less than at December 31, 1993. There were no other significant changes in the Balance Sheet at September 30, 1994 over December 31, 1993.


     Stockholder's equity at September 30, 1994 was $922.5 million or $30.25 per share, an increase of $19.1 million or $0.63 per share over $903.5 million or $29.62 per share at December 31, 1993.

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



                November 11, 1994
                      Date