Form 10-K
ST JOE PAPER CO
filed 1995-03-29
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price on March 15, 1995 was $560,474,346.

As of March 15, 1995 there were 30,498,650 shares of Common Stock No par value outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
(Specific pages incorporated are identified under the applicable item herein.)

Portions of the Registrant's Annual Report to Stockholders for 1994 (the 1994 Annual Report to Stockholders) are incorporated by reference in Part I and
Part II of this Report.

Portions of the Registrant's definitive Proxy Statement dated March 31, 1995 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

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

     Financial information as to revenue, operating profits and identifiable assets by industry segment is set forth in footnote 11 to the Consolidated Financial Statements on pages 28 and 29 of the 1994 Annual Report to Stockholders of this Report. Below is a description of each of these industry segments with information to the extent necessary and material in order that the Company's business taken as a whole can be understood.

Forest Products

    The Company is a vertically integrated producer of corrugated containers. It owns approximately 700,000 acres of timberland (most of which is located in northwestern Florida), a paper mill located in Port St. Joe, Florida, and 16 container plants located throughout the eastern half of the United States. The Company's timberland and forestry operations supply wood chips and pulpwood to the mill, which produces linerboard, some of which is bartered for corrugating medium. The container plants convert the linerboard and corrugating medium into corrugated containers. The Company produces and sells a wide variety of corrugated containers to processors and manufacturers in the food, agricultural, paper, petrochemical, plastics, electronics,

                                      (2)
electrical equipment and machinery industries. Demand for corrugated containers is cyclical and correlates closely with real growth in the United States gross national product and also with population and other demographic factors.

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

     The Company's paper mill, located at Port St. Joe, Florida, produces mottled white and unbleached linerboard, a principal component of corrugated containers. The mill can produce linerboard in a full range of grades and weights. Set forth below is certain information as to mill linerboard production for the years indicated:

                          Linerboard Production
                                (In tons)

                                Total        Average Daily
     Year                     Production      Production*

     1994                      477,990          1,375
     1993                      444,005          1,254
     1992                      425,087          1,266
     1991                      433,352          1,308
     1990                      454,342          1,327


*Average daily production is computed by dividing the total production of each paper machine by the number of days on which such paper machine operates each year.

     In 1993 and 1994, approximately 45% and 52%, respectively, of mill production in tons was mottled white linerboard marketed by the Company under the trade name "Crest White." Demand for mottled white linerboard has increased significantly in recent years. Mottled white linerboard, which is more aesthetically attractive than unbleached linerboard, in 1994 sold at approximately 39% over the price of unbleached linerboard while, in 1993,

                                      (3)
this upcharge was 49%. Since mottled white linerboard offers significantly higher profit margins than unbleached linerboard, the Company has emphasized, and expects to continue to emphasize, the production of mottled white over unbleached linerboard. Approximately 58% of the Company's mottled white linerboard production in 1994 was traded to other producers under trade agreements in exchange for corrugating medium or kraft liner.

     The capital expenditures at the paper mill in 1993 for maintenance and upgrade were $18.5 million which compares to $20.3 million for the 1994 capital and maintenance expenditures. The 1995 budget for maintenance and upgrade at the paper mill is $21.1 million.

     The Company has sought to lower its energy costs at the mill by using increasing amounts of timber harvesting and pulp mill by-products as energy sources. The mill's boilers use "biomass" fuel (scrub wood, bark and timber wastes) and "black liquor" solids (a by-product of the wood pulping process) to meet a substantial percentage of the mill's energy requirements. In 1994 fuel oil and natural gas accounted for 35.1% of mill energy requirements. Black Liquor solids and biomass supplied most of the mill requirements.

     The Company owns 16 container plants located throughout the eastern half of the United States. Linerboard and corrugating medium are the principal materials used in the manufacture of corrugated containers. The container plants have an aggregate production capacity of approximately 8 billion square feet of containerboard per year. The plants in 1994 produced approximately 7.9 billion square feet of containerboard. In 1994, fourteen of the container plants operated on two shifts, one on one shift and one on three shifts. The Company could increase capacity by running the one plant that is on one shift, two additional shifts, as well as adding a third shift to the fourteen plants presently on two shifts. The Company's paper mill production resulted in supplying of approximately 78% of the container plants' requirements for linerboard and corrugating medium for 1994 which was down from the 87% that was supplied in 1993.

     The Company's container plants accounted for approximately 2% of the total national industry shipments during 1994 up from the approximately 1.9% in 1993. The Company's corrugated container business services approximately 2,700 customers. The single largest customer accounted for approximately 3.3% of the Company's corrugated container shipments for 1994 and the ten largest customers accounted for approximately 15.6% of the Company's 1994 corrugated container revenues.

     The Company considers its container plant facilities to be in satisfactory condition. To maintain and upgrade these facilities, the Company spent $9.5 million in 1994 and has adopted a budget of $10.2 million for its 1995 capital maintenance and upgrade program. The Company maintains a laboratory facility located in Louisville, Kentucky, which tests container components, materials and workmanship to ensure quality control for container products.

                                      (4)

     Company-owned timberlands are the principal source of woodchips and pulpwood for the paper mill. Cellulose fiber which is produced primarily from wood chips and pulpwood is the principal raw material used in the manufacture of linerboard. The Company owns approximately 700,000 acres of timberland, of which approximately 665,000 acres are situated in northwestern Florida and the remaining 35,000 acres are situated in southern Georgia. Presently, approximately 624,000 acres have been planted as managed plantations to facilitate harvesting and reforestation and to maximize timber yields. During the current planting season, November, 1994 through the end of February, 1995 the Company planted 18 million seedlings on 24,500 acres. The Company owns, in total, approximately 1.1 million acres of land.

     Six forestry units and a wood procurement unit manage the timberlands. The timberlands are harvested by local contractors pursuant to agreements which generally are renewed annually. Timber harvested from Company timberlands accounted for 1,119,632 tons or 54% of mill wood requirements in 1994, compared to 56% in 1993. The Company has wood chipping facilities located at the paper mill, Lowry and Newport, Florida.

     Recycled fiber is obtained in part from third parties and in part from mill operations. In 1994 and 1993, recycled or secondary fiber supplied approximately 17% of the mill's total fiber requirements. We expect to use approximately 22% recycled fiber in our 1995 production.

     The Company operates a nursery located in Capps, Florida. The nursery conducts research to produce faster-growing, more disease-resistant species of pine trees, and produces seedlings for planting on Company-owned plantations. In addition, the Company in cooperation with the University of Florida, is doing experimental work in genetics on the development of superior pine seed orchards. In 1994 and 1993 capital expenditures in the forestry operations were approximately $5.5 million and $5.3 million, respectively. The Company has adopted a capital expenditure program for 1995 to reinvest approximately $5.5 million in these operations. These expenditures include nursery expense and tree planting.

     In 1994 the mill at Port St. Joe spent $3.0 million on environmental related items. These were for asbestos removal and disposal, and repair of the recovery boiler precipitator. The Company has budgeted $5.6 million in 1995 for predominantly capitalized environmental items. The main items in 1995 will be for additional asbestos removal and disposal, and modifications to meet proposed Environmental Protection Agency Cluster Rule Regulations.

     The mill at Port St. Joe is in compliance at this time in all environmental areas under the present existing laws, rules and permits. The Company's concerns at this point are with proposed new regulations for permits in the area of both air and water under the new "Cluster Rule". The "Cluster Rule" is a proposal to combine the air and water regulations into one. The U.S. Environmental Protection Agency (EPA) is also considering adding the new solid waste rule to the "Cluster Rule" umbrella. The proposed "Cluster Rule" was issued in draft form in the fall of 1993. Additional changes to the air rules will be announced in mid 1995. Compliance with the final rules as presently drafted will be required by 1998. The greatest

                                      (5)
concern remains in the area of dioxin and other toxins in the dioxin family. If the industry continues to be allowed to bleach via chlorine substitution as proposed in the new rule, the industry will be able to comply. If, however, the proposed regulations are changed to require total chlorine free bleaching, then the paper industry, as well as, a number of other industries and cities will be faced with major expenditures in order to comply.

     In the container plants, there are no known major environmental problems at this time. In 1994, the Company had expenses at several plants, mostly for closure of a lagoon, with the total for all plants being less than $0.4 million. Anticipated spending is approximately $0.8 million in 1995 on similar items.

     The forestry operation continues to have no major environmental problems. The one area of expense in 1994 was at one of the forestry units in connection with fuel contamination of soil. Approximately $0.3 million was spent on this in 1994 and it is estimated that $0.1 million will be spent in 1995 for clean-up and monitoring the ground water. No problems are anticipated at any other forestry units.

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

                                      (6)

     The operating statistics set forth below reflect FEC's performance for the latest three years:
                          Operating Statistics
                  (In thousands except percentage data)

                                     Years Ended December 31,

                                  1994              1993          1992

  Operating revenues        $  163,098        $  162,318   $   138,736
  Operating income              28,506            28,843        18,876
  Operating margin               17.5%             17.8%         13.6%
  Tonnage                       13,693            14,709        13,772
  Revenue ton miles          4,487,401         4,257,000     4,157,594


     The FEC had capital expenditures in 1994 of $21.3 million in addition to maintenance expenditures of $55.8 million. This compares to 1993 capital expenditures of $19.8 million and 1992 of $17.9 million. The maintenance expense in 1993 was $53.7 million and 1992, $33.8 million.

     ANRR is a short line railroad that operates exclusively within the state of Florida, over 90 miles of main track and 6 miles of rail yard track extending from Port St. Joe to Chattahoochee where it connects with an unaffiliated carrier. All 90 miles of the main line are 100% concrete crossties. Although it is a common carrier, most of ANRR business consists of carrying coal and items related to wood. In 1994, 68.1% of its carloads were carrying coal. The carloads of coal carried in 1993 and 1992 were 67.5% and 67.8% respectively of the total. The other main commodity carried is wood products, consisting of pulpboard, woodchips and pulpwood. These products totaled 24.6% of the total 1994 carloads, 24.6% in 1993 and 24.1% in 1992. The other items carried by ANRR are tall oil, chemicals, stone and clay products and recyclable items. Certain operating statistics for the latest three years are as shown:

                          Operating Statistics
                  (In thousands except percentage data)

                                Years Ended December 31,

                                  1994              1993          1992

  Operating revenues        $   12,886        $   12,685   $    12,366
  Operating income               1,398             1,969         2,614
  Operating margin               10.9%             15.5%         21.1%
  Tonnage                        4,227             4,187         4,047
  Revenue ton miles            407,197           401,907       380,696

                                      (7)

     Capital expenditures by the ANRR in 1994 were $3.8 million which compares to 1993 capital expenditures of $4.2 million and 1992 of $3.4 million. The ANRR has budgeted $2.2 million in 1995 for capital expenditures.

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

     ANRR has environmental problems involving stormwater run-off and contaminated soil from fuel oil and gasoline. These items cost approximately $1.4 million in 1994 for both capital expenditures and expense and are budgeted for $0.3 million in 1995.

Sugar

     In 1971, the Company acquired a 60% interest in Talisman Sugar Corporation (TSC) which is a grower of sugarcane located in the fertile Belle Glade area in south central Florida. In addition to growing sugarcane TSC harvests the cane and processes the cane into raw sugar. In 1984, the Company acquired the remaining 40% interest in TSC, thereby owning 100% of it today.

     The Company at the end of 1994 owned approximately 48,600 acres of agricultural land and leased approximately 7,000 acres for use in its sugarcane growing operation. Sugarcane production and processing is seasonal in nature. Sugarcane plantings generally yield two harvests before replanting is necessary. The Company harvests its sugarcane crop in one-year cycles, as do other Florida producers. The Company generally plants sugarcane in the fall of each year. Harvesting of a crop generally commences in October of each year and continues into the following March. During the 1994-1995 crop the TSC grew sugarcane on approximately 43,000 acres of land.

     The majority of the Florida sugarcane producers, including TSC, harvests sugarcane using mechanical cane harvesters. This is a change from harvesting sugarcane by hand as was the historical practice. Cane cutting and loading are performed with mechanized harvesters which reduces significantly the labor requirements, resulting in substantial cost savings and permits the grinding of the sugarcane more quickly after harvesting, resulting in improved efficiency. Mechanized harvesting, however, is less

                                      (8)
precise than manual harvesting, resulting in greater amounts of chaff and trash being mixed in with the harvested sugarcane. As a result, a minimal amount of sucrose is lost through leaching into the trash and chaff. In addition, mechanized harvesting causes more damage to cane fields than manual harvesting, resulting in slightly lower cane yields in subsequent crops. Consequently, yields of sucrose from harvested sugarcane and its crop yields per acre are generally slightly lower than those cut by hand. These negative effects are far outweighed by the labor cost savings and other efficiencies resulting from mechanized harvesting.

     The Company's sugar mill has a grinding capacity of approximately
11,500 tons of sugarcane per day. The Company ground approximately 1,296,000 tons of sugarcane in 1992, approximately 1,321,000 tons in 1993 and approximately 1,184,000 tons of sugarcane in 1994 from Company operated lands. Total raw sugar production for the Company was approximately 117,000 tons in 1992, 119,000 in 1993, and 114,261 tons in 1994.

     The sugar mill is virtually energy self-sufficient, with almost all of its energy requirements supplied through the use of bagasse, a by-product of the mill's cane grinding operations. The Company harvests and processes its sugarcane into raw sugar and sells its entire production to Everglades Sugar Refinery, Inc., a wholly-owned subsidiary of Savannah Foods & Industries, Inc., pursuant to a contract which was to expire in 1996. In 1993, this contract was amended and extended through the 1997/1998 crop year and is automatically renewed each crop year thereafter. Either party can decline to renew by giving notice to the other party no later than October 1 of the fourth year prior to the termination date. Under the contract, the Company is paid for its sugar based on market prices.

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

     In 1994 the State of Florida enacted the Everglades Forever Act which significantly affects agriculture in the Everglades Agricultural Area
(EAA).The Act calls for the creation of six Stormwater Treatment Areas (STA) as buffers between the Everglades Protection Area and the EAA. The Act imposes substantial taxes on TSC and other agricultural interests to pay for construction of the STAs. As with the Forest Products segment of the Company, there is concern in the Sugar segment with the new Clean Air Act and not knowing at this time what will be the complete impact of the Act on this operation. The sugarcane growers, as well as, TSC will need to get Title V permits as required under the Clean Air Act. These permits presently are required prior to November, 1995.

                                      (9)

     Capital expenditures by TSC in 1994 were $3.4 million and compares to $2.9 million in 1993 and $7.4 million in 1992. The capital expenditures budget for 1995 is $4.3 million.

     The Company had only minor expenditures for environmental problems, less than $0.4 million, in 1994. The only environmental problem TSC has, at present, is in the removal of water from its property. TSC has installed equipment to monitor the quality and quantity of water being pumped out of its pumping stations as required by the local Water Management District.

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

     In addition to its regular telephone services, the Communications segment participates in four limited partnerships with major telecommun-ications companies as partners. These interests in the four partnerships vary from 12% to 51% and are to provide cellular telephone service in their operating territory. These four partnerships operate in the following areas:
(1) Tallahassee - Perry, Florida (serving six counties in Florida); (2) Port St. Joe, Florida (serving four counties in Florida); (3) Fort Walton Beach, Florida (serving five counties in Florida) and (4) southeast Alabama (serving twelve counties in Alabama). These partnerships operated 66 cell sites at December 31, 1994 having added 16 cell sites in 1994. The Company anticipates adding 20 more in 1995.

     The Company owns and leases to MCI on a primary term of ten years, with renewal option provisions, a fiber optic transmission network extending from Fort Walton Beach to Tallahassee of approximately 150 miles. The Company owns fiber optic routes from Port St. Joe to Blountstown, Carrabelle, and Tyndall Air Force Base, Blountstown to Bristol and Perry to Keaton Beach and one-half of the distance from Perry to Tallahassee. These locations are all in Florida and total over 326 miles. This network is used exclusively to serve intercompany and intracompany routes. The intracompany routes are major feeder routes between exchanges and/or electronic remote facilities associated with the various exchanges. The companies will continue to install fiber optic cable for these same basic transmission functions.

                                     (10)

     SJCI has a policy to invest in the latest, most advanced equipment and technology. In keeping with this policy SJCI expended $5.4 million on capital improvements in 1994 which compares to $5.3 million that was spent in 1993 and $7.6 million in 1992. SJCI has budgeted $3.9 million for 1995 capital improvements. The Communications operations are subject to regulations by the Public Service Commissions of the states of Florida and Alabama with respect to intrastate services and the Federal Communications Commission with respect to interstate services. The operating companies are limited to certain specified rates of return on its regulated operations and in 1990 and 1991 exceeded these permitted rates of return and were required to rebate the excess revenue to its customers.

Real Estate

     The Real Estate segment of the Company consists of two operations, one a division of St. Joe known as Southwood Properties (Southwood), and Gran Central Corporation (Gran Central), a subsidiary of Florida East Coast Industries, Inc. The Company reorganized into industry segments in 1985 and at that time put most of St. Joe's investment and developable real estate into Southwood. Gran Central was incorporated in 1981, but was not very active until 1984 when, by reorganization, it received all Florida East Coast Industries, Inc. non-operating real estate. The Real Estate segment was established for more efficient management and for better planning of future development, sales and/or leasing of various parcels of property. The property in this segment is suited for development in all areas, commercial, industrial, residential and resort. The Company began in the mid 80's to actively pursue plans to develop these real estate properties. The Real Estate segment became a significant business operation and for the first time in 1987 was reported as a separate segment of the Company.

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

                                     (11)

     The growth of the panhandle area, where the Company owns significant acreage, is expected to continue, although at a much lower rate than is generally expected for the rest of the state. Florida's fastest population and employment growth areas are expected to be along both coasts (excluding the panhandle region) and in central Florida. Gran Central owns sizable acreage within several high-growth areas along Florida's east coast, including, but not limited to, the West Palm Beach, Melbourne-Titusville, Daytona Beach, Miami-Hialeah and Fort Pierce areas. The focus of Gran Central's activities has been the Miami and Jacksonville area.

     Although this growth has provided, and is expected to continue to provide, significant real estate development opportunities, there is substantial concern among state and local authorities about the impact that this development may have on the environment and facilities and services provided by municipalities. As a result, land use and environmental regulations are becoming more complex and burdensome. Development of real property in Florida entails an extensive approval process which involves regulatory agencies with overlapping jurisdictions. The process requires compliance with the Local Government Comprehensive Planning and Land Development Act (the "Growth Management Act"). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application by a state-appointed regional planning council. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to have a material effect on the Company's real estate development activities in the area of land use and its application to wetlands.

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

     In 1991, Southwood completed the construction of its first office building containing 11,700 square feet. This building is in the Southwood Center Office Park, Panama City, Florida and at December 31, 1994 was 100% leased. Architectural design for the next building at this location was completed during 1994 and site design and permitting are currently active. Southwood, in 1994, sold the remaining 12 lots in Woods II, and the remaining lots in the Woodmere subdivision, all being in Panama City. The Company sold the last 21 lots at Old Florida Beach subdivision, Walton County, Florida.
In 1994 design and permitting continues in Phase III of the Woods for 50 lots. The Retreat, which will be a 100 lot, gulf-front subdivision near Old

                                     (12)

Florida Beach in Walton County is currently in the design and permitting stage. Phase I of 50 lots will be completed this year with the first sales anticipated for 1996. Final engineering and permitting for Summerwood, a 200 lot subdivision in Bay County, is expected to be completed by mid summer. Construction will start this year with the first sales taking place in early 1996. Final permitting is expected by mid year for Camp Creek subdivision, an 18 lot gulf-front subdivision in Walton County, with sales possible by year-end. Southwood had approximately $0.3 million in capital expenditures in 1994 compared to $1.5 million in 1993. The Company has budgeted $1.8 million in capital expenditures for 1995.

     The development properties owned and managed by Gran Central total approximately 17,900 acres. These properties are in thirteen counties situated in a corridor running along the eastern seaboard of Florida between Jacksonville and Miami. They include both urban and rural properties on sites that range in size from parcels of under one acre to a tract of over 6,000 acres. Many of the properties are located on strategic urban streets or are easily accessible by major highways such as Interstate 95 or U. S. Route 1 and several are located adjacent to mass transit facilities.

     Approximately two-thirds of Gran Central's properties are located in or adjacent to industrial and commercial corridors, and are well suited to the development of office buildings, office/distribution parks and industrial parks. Gran Central has been pursuing planning, permitting and infrastructure development and now has approximately 3.8 million square feet of buildings. Approximately 89% of the leasable space was under lease at year-end 1994 compared to 88% in 1993 and 90% in 1992. In 1994, Gran Central completed six buildings with a total square footage of 686,000. Gran Central had capital expenditures of $28.0 million in 1994 compared to $34.1 million in 1993 and expects to spend $35.3 million in 1995.

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

  New Products

     Refinements of existing products are developed and introduced in the forest products segment of the Company every year. During 1994, no single refinement or group of refinements was introduced which would require the investment of a material amount of St. Joe's assets or which otherwise would be considered material.

                                       (13)

Sources and Availability of Raw Materials

     During 1994 and 1995 to date, all of the raw materials the Company uses were available in adequate supply from multiple sources.

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

Patents and Licenses

     St. Joe did not obtain any new patents or licenses in 1994.  The
Company has pending one application for a trademark in the Container Company.

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

Research and Development

     St. Joe maintains a nursery and research facility in Capps, Florida, which grows seedlings for use in reforestation of its lands. Experiments in forestry genetics, including research on the production of faster growing,

                                     (14)
more disease-resistant pine species, are also conducted at this facility. The Company also participates through cooperation with the University of Florida in their Genetics Co-op program. This experimentation work is in genetics, plantation and fertilization. The amounts spent during the last three fiscal years on Company-sponsored research and development activities were not material.

Employees

     The Company had approximately 5,000 employees at December 31, 1994. Approximately 70% of the Company's employees are covered by collective bargaining agreements with 9 different unions. These agreements generally have terms of between one and four years and have varying expiration dates. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant

     Set forth below are the names, ages (at March 15, 1995), positions and offices held, and a brief account of the business experience during the past five years of each executive officer.

Name                       Age            Position with Company

Winfred L. Thornton        66       Chairman of the Board and Chief
                                    Executive Officer since 1991;
                                    President 1984-1991; Director since
                                    1968; President and Chairman of the
                                    Board of Florida East Coast Industries,
                                    Inc. since 1984;  President of FEC
                                    1964-1984.

Robert E. Nedley           56       President since 1991; Vice President
                                    1981-1991; Director since 1989.

Howard L. Brainin          65       Vice President and Director since
                                    1992.

Edward C. Brownlie         57       Vice President - Administration
                                    Director since 1982.

E. Thomas Ford             62       Vice President since 1972;
                                    Director since 1989.

Stanley D. Fraser          70       Vice President since 1972;
                                    Director since 1982.

     There are no family relationships among the persons named above. All officers serve at the pleasure of the Board of Directors of the Company and there is no arrangement or understanding between any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer. Each officer has been elected to the position shown until the next annual election of officers, which is to be held on May 9, 1995.

                                     (15)

                           ITEM 2. PROPERTIES

     The principal manufacturing facilities and other materially important physical properties of the Company at December 31, 1994 are listed below and grouped by industry segment. All properties shown are owned in fee simple except where otherwise indicated.

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

                                     (16)

Transportation

     FEC owns three four-story buildings in downtown St. Augustine which it uses for its corporate headquarters. Its transportation facilities include 351 miles of main track, which is mostly 132# rail on concrete crossties, 97 miles of branch line track, 210 miles of yard switching track and 124 miles of other track. FEC owns 79 diesel electric locomotives, approximately 2,800 freight cars, approximately 1,630 tractor and/or trailer units for highway service, numerous pieces of work equipment and automotive vehicles. All property and equipment owned is in good physical condition.

Sugar Operations

     Belle Glade, Florida. The Company owns approximately 48,600 acres of land and leases approximately 7,000 acres. In addition, it owns a raw sugar mill and various types of agricultural equipment.

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

Real Estate

     Southwood owns approximately 50,550 acres of investment land the majority of which is located in West Florida. The counties with the largest holdings at December 31, 1994 are as follows:

     County                        Acres

     Bay                          25,040
     Leon                          9,753
     Franklin                      7,049
     St. Johns                     4,321
     Walton                        2,012
     Wakulla                       1,153

In addition to these holdings the Company has another approximately 20,000 acres in West Florida that it considers investment or developable property. Southwood owns an office building in Panama City, Florida which was completed in 1991 and contains 11,700 square feet.

                                     (17)

     Gran Central at December 31, 1994 owned approximately 17,900 acres of land held for lease development and/or sale. In addition, it manages approximately 1,430 acres owned by FEC. The largest holdings by counties are as follows:

     County                   Acres

     Volusia                       3,560
     St. Johns                     3,530
     Flagler                       3,460
     Brevard                       2,810
     Dade                          1,700
     Duval                         1,530
     Manatee                         900

     Gran Central also owned at year-end 1994 forty-six buildings as detailed below;

                    Number of                         Rentable     Year
Location            Buildings     Type               Square Feet   Built

duPont Center                                                      1987/
Jacksonville, FL           2      Office                144,000    1988

Barnett Plaza
Jacksonville, FL           1      Office                 59,000    1982

Gran Park at
Interstate South                  Office/Showroom/                 1987/
Jacksonville, FL           6        Warehouses          260,000    1989

Gran Park at
the Avenues                2      Office/Showroom/      101,000    1992
Jacksonville, FL                    Warehouses/
                           2        Office              145,000    1992/
                                                                   1993

                           1      Office/Warehouses     139,000    1994
Gran Park at
Melbourne                         Office/Showroom/
Melbourne, FL              1        Warehouse            28,000    1989

Gran Park at               1      Office/Showroom
Riviera Beach, FL                 Warehouse              62,000    1987
Lewis Terminals            2      Rail Warehouses       176,000    1982/
                                                                   1987
                           4      Cross Docks            75,000    1987/
                                                                   1991

Gran Park - McCahill
Miami, FL                  2      Rail Warehouses       468,000    1992/1994

                                     (18)

Gran Park at Miami
Miami, FL                  5      Office/Showroom/      368,000    1988/
                                      Warehouses                   1990/
                                                                   1992/
                                                                   1994

                           4      Office/Warehouses     382,000    1990/
                                                                   1991/
                                                                   1992/
                                                                   1993

                           4      Rail Warehouses       398,000    1989/
                                                                   1990/
                                                                   1993/
                                                                   1994

                           5      Front Load Warehouses 604,000    1991/
                                                                   1992/
                                                                   1993

                           1      Double Front Load
                                    Warehouse           239,000    1993
                           1      Office Service Center  41,000    1994

Hialeah, FL                1      Cross Dock             20,000    1987

Pompano, FL                1      Rail Warehouse         54,000    1987

     TOTAL                46                          3,763,000

Gran Central's holdings include lands adjacent to FEC tracks which are suitable for development into office and industrial parks offering both rail and non-rail-served parcels. Certain other holdings are in urban or suburban locations offering opportunities for development of office building structures or business parks offering both office building sites and sites for flexible space structure such as office/showroom/warehouse buildings.

General

     St. Joe considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized in the business.
                       ITEM 3.  LEGAL PROCEEDINGS

     The Forest Products segment of the Company has suits pending in several counties in West Florida contesting ad valorem tax assessments. In 1994, the Company's mill was named as a potentially responsible party under Federal regulations for the cleanup of a designated Superfund site in Tampa, Florida. The alleged violation occurred in the late 1970's or early 1980's. The Company has investigated this claim and has found no evidence that material from the mill was dumped at this site and therefore, it should not have been named as a party in this matter.

                                     (19)

     The Registrant, through its Transportation subsidiary, Florida East Coast Railway (FEC), was involved in a legal action versus CSX Transportation, Inc. (CSXT), alleging, in part, violations of a 1978 Agreement between CSXT and FEC and, in part, violations of the Sherman Act. The complaint alleged that CSXT has, by its actions, placed FEC in a position such that it could not fairly compete with CSXT for certain carload traffic destined to or from South Florida points served by the two railroads. In early 1992, CSXT petitioned the ICC to reopen the merger proceedings for the purpose of eliminating the merger conditions set down by the ICC in the 1967 merger of ACL/SAL railroads. Under the conditions set by the ICC prior to merger, the merged company, CSXT, was required to cooperate with FEC in matters of rates, routes, and service in a fashion allowing FEC to compete effectively with CSXT on traffic to and from West Palm Beach southward. A tentative Order by the U.S. District Court dated February 19, 1993, found that contract rates were included in the 1978 Agreements, but that CSXT could not be required to establish an equal joint-line contract rate since the Court views such action as a form of price-setting which is illegal. As reported in 1993, appeals were made in the U.S. District Court in Chicago and before the Interstate Commerce Commission in Washington. Both actions were resolved in favor of CSXT and the Company will not contest this issue further.

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

     ANRR has filed action in the courts against the FDR and several counties of the state on its ad valorem assessment covering the years 1987 through 1993. The suit covering the years 1987 and 1988 was being held in abeyance, pending final determination of the companion case of the FEC discussed above. Since the FDR settlement with the FEC, they have billed the ANRR $0.3 million as the amount required to settle the case covering these two years. The suit for the years 1989 through 1993 which was scheduled to be heard by the courts in 1993 has been reset for 1994. The amount at issue for these five years is approximately $0.6 million. The Company expects these cases will be settled in 1995.

     The Company knows of no other pending or contemplated legal proceedings other than ordinary routine litigation incidental to the business or property of the Company.

                                     (20)

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted during the fourth quarter of the Company's 1994 fiscal year to a vote of security holders, whether by solicitation of proxies or otherwise.


                                 PART II
                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                  STOCK AND RELATED STOCKHOLDER MATTERS


     Incorporated by reference to the 1994 Annual Report to Stockholders on page 11.


     The Company has established a regular quarterly cash dividend of $.05 per share. The dividend of $.05 per share for the first quarter of 1995 is payable on March 31, 1995 on record date of March 24, 1995.


                     ITEM 6. SELECTED FINANCIAL DATA


     Incorporated by reference to the 1994 Annual Report to Stockholders on page 11.


             ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


     Incorporated by reference to the 1994 Annual Report to Stockholders

               Balance Sheet            -   Page 13
               Statement of Income      -   Page 15
               Statement of Cash Flow   -   Page 18






          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Financial Statements on page 12 to 29, inclusive and the Independent Auditors' Report on page 30 of the Annual Report to Stockholder for 1994 are filed as part of this Report and incorporated herein by reference thereto.

                                     (21)

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.


                                PART III

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stock-holders of St. Joe to be held on May 9, 1995 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1994, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

                                     (22)

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

     (b)  Reports on Form 8-K

          None


                                     (23)
(PAGE)
                             ST. JOE PAPER COMPANY

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                             (Item 14(a) 1. and 2.)


                                                             Reference

                                                               Annual Report
                                                 Form 10-K   To Stockholders
                                               Page Number       Page Number

Report of Independent Certified Public
   Accountants                                         F-1               30

Consolidated Balance Sheet at December
   31, 1994 and 1993                                                     12

Consolidated Statement of Income for each
   of the three years in the period ended
   December 31, 1994                                                     14

Consolidated Statement of Changes in
   Stockholders' Equity for each of the
   three years in the period ended
   December 31, 1994                                                     14

Consolidated Statement of Cash Flows for
   each of the three years in the period ended
   December 31, 1994                                                     17

Notes to Consolidated Financial Statements                            19-29



Consolidated Schedules for each of the three years in the period ended December 31, 1994:


     VIII - Valuation and Qualifying Accounts               S-1

     XI   - Real Estate and Accumulated Depreciation        S-2-7

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements, including the summary of significant accounting policies and the notes to the consolidated financial statements.


                                     (24)

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

(24)      Powers of Attorney                      E-2 - E-3



          *Incorporated herein by reference to Exhibits filed in connection with St. Joe Paper Company Registration Statement on Form 10 as filed with the Securities and Exchange Commission on April 30, 1984 (File No. 1-12001).

          **Incorporated herein by reference to Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

                                     (25)

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 1995.

                                        ST. JOE PAPER COMPANY




                                        By:
                                           Edward C. Brownlie
                                           Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March
8, 1995.


                                          Chairman of the Board and
       W. L. Thornton*                     Chief Executive Officer
Winfred L. Thornton



        Jacob C. Belin*                   Chairman of the Executive
Jacob C. Belin                                    Committee

                                              President, Chief
                                           Operating Officer and
       Robert E. Nedley*                          Director
Robert E. Nedley

                                             Vice President and
      Stanley D. Fraser*                          Director
Stanley D. Fraser


                                             Vice President and
       Howard L. Brainin*                         Director
Howard L. Brainin

                                             Vice President and
                                             Director (principal
                                             financial officer)

Edward C. Brownlie



      Richard H. Dent*                            Director
Richard H. Dent

                                     (26)

                                            Vice President and
     E. Thomas Ford*                              Director
E. Thomas Ford



   Russell B. Newton, Jr.*                         Director
Russell B. Newton, Jr.



    Walter L. Revell*                              Director
Walter L. Revell



      John D. Uible*                               Director
John D. Uible


                                             Comptroller (principal
                                               accounting officer)

D. Michael Groos




                       By:
                             Edward C. Brownlie
                             Attorney-in-Fact






*Such signature has been affixed pursuant to Power of Attorney.
See Exhibit 24.


                                     (27)

                        Independent Auditors' Report



The Board of Directors and Stockholders
St. Joe Paper Company:

Under date of February 28, 1995, we reported on the consolidated balance sheets of St. Joe Paper Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As disclosed in notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. As disclosed in notes 2 and 8, the Company changed its method of accounting for income taxes effective January 1, 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting For Income Taxes".




                                   KPMG PEAT MARWICK LLP
                                   Certified Public Accountants


Jacksonville, Florida
February 28, 1995

                         ST. JOE PAPER COMPANY
                       SCHEDULE VIII (CONSOLIDATED)
                    VALUATION AND QUALIFYING ACCOUNTS
               Years ended December 31, 1994, 1993 and 1992
                         (Dollars in thousands)

                                Balance at  Additions
                                Beginning   Charged to             Balance
Reserves included in             of Year     Expense     Payments   End of Year
   Liabilities
1994
   Accrued casualty reserves    22,911      9,995       5,122      27,784  (a)
1993
   Accrued casualty reserves    22,916      2,443       2,448      22,911  (a)
1992
   Accrued casualty reserves    23,043      3,774       3,901      22,916  (a)


(a) Includes $13,250, $11,601 and $11,213 in current liabilities at December 31, 1994, 1993 and 1992, respectively. The remainder is included in "Accrued casualty reserves and other liabilities."

                         ST. JOE PAPER COMPANY
                       SCHEDULE XI (CONSOLIDATED)
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                   December 31, 1994, 1993 and 1992
                        (Dollars in thousands)

                                       Initial Cost to Company
                                                                       Costs
                                                    Buildings    Capitalized
                                  Encum-             & Tenant  Subsequent to
        Description              brance     Land Improvements    Acquisition
Duval County
   Office Buildings (5)               0    1,153        6,200         26,508
   Office/Showroom/Warehouse(9)       0    1,502                      23,234
   Land w/ Infrastructure             0    6,593                       6,786
   City & Residential Lots            0      371            5             77
   Unimproved land & misc assets      0      915                       1,548
St. Johns County
   Land w/ Infrastructure             0       10                       1,045
   Unimproved land                    0    2,631                         411
Flagler County
   Unimproved land                    0    3,218                       1,137
Volusia County
   Unimproved land                    0    3,651                         501
Brevard County
   Office/Showroom/Warehouse          0       73                       1,900
   Land w/ Infrastructure             0    3,797                           0
   Unimproved land                    0    4,846                         191
Indian River County
   Unimproved land                    0      218                         189
St. Lucie County
   Unimproved land                    0      639                           5
Martin County
   Unimproved land                    0    4,671                       2,344
Palm Beach County
   Office/Showroom/Warehouse          0      113                       2,879
   Rail Warehouses (2)                0      449                       4,110
   Cross Docks (4)                    0      117                       3,763
   Land w/ Infrastructure             0    1,259                           0
   Unimproved land                    0    1,596                           0
Broward County
   Rail Warehouse                     0       85                       1,701
   Unimproved land                    0      733                         701
Dade County
   Office/Showroom/Warehouses (5)     0    1,003                      14,782
   Office/Warehouses (5)              0    1,747                      14,960
   Rail Warehouses (6)                0      808                      24,607
   Cross Dock                         0      137                       1,018
   Double Front Load Warehouse        0      768                       5,485
   Front Load Warehouses (5)          0    1,943                      16,066
   Land w/ Infrastructure             0    2,577                       7,854

                         ST. JOE PAPER COMPANY
                       SCHEDULE XI (CONSOLIDATED)
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                   December 31, 1994, 1993 and 1992
                        (Dollars in thousands)

                                        Initial Cost to Company
                                                                       Costs
                                                    Buildings    Capitalized
                                  Encum-             & Tenant  Subsequent to
        Description               brance    Land Improvements    Acquisition
Dade County (continued)
   Unimproved land & misc assets       0  15,725                       9,733
Putnam County
   Unimproved land                     0       2                           0
Manatee County
   Unimproved land                     0      14                          78
Gulf County
   Unimproved land                     0     559                         180
Bay County
   Land w/ Infrastructure              0       1                         121
   Office Building                     0       1                       1,195
   Unimproved land & misc assets       0     517                         121
Leon County
   Land w/ Infrastructure              0     603                          46
Walton County
   Land w/ Infrastructure              0     120                         480
Other Counties
   Unimproved land                     0     105                       1,949
Grand Total                            0  65,270        6,205        177,705

                         ST. JOE PAPER COMPANY
                       SCHEDULE XI (CONSOLIDATED)
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                   December 31, 1994, 1993 and 1992
                        (Dollars in thousands)

                                  Gross Amount at Which
                                  Carried as of December 31, 1994

                                    Land &      Buildings &
                                     Land         Tenant
        Description               Improvement   Improvement   Total
Duval County
   Office Buildings (5)              3,917        29,944     33,861
   Office/Showroom/Warehouses (9)    5,003        19,733     24,736
   Land w/ Infrastructure           13,379                   13,379
   City & Residential Lots             371            82        453
   Unimproved land & misc assets     2,289           174      2,463
St. Johns County
   Land w/ Infrastructure            1,055                   1,055
   Unimproved land                   3,042                   3,042
Flagler County
   Unimproved land                   4,355                   4,355
Volusia County
   Unimproved land                   4,152                   4,152
Brevard County
   Office/Showroom/Warehouse           438        1,535      1,973
   Land w/ Infrastructure            3,797                   3,797
   Unimproved land                   5,037                   5,037
Indian River County
   Unimproved land                     407                     407
St. Lucie County
   Unimproved land                     644                     644
Martin County
   Unimproved land                   7,015                   7,015
Palm Beach County
   Office/Showroom/Warehouse           599        2,393      2,992
   Rail Warehouses (2)                 557        4,002      4,559
   Cross Docks (4)                   1,262        2,618      3,880
   Land w/ Infrastructure            1,259                   1,259
   Unimproved land                   1,596                   1,596
Broward County
   Rail Warehouse                      405        1,381      1,786
   Unimproved land                   1,434                   1,434
Dade County
   Office/Showroom/Warehouses (5)    3,150       12,635     15,785
   Office/Warehouses (5)             3,518       13,189     16,707
   Rail Warehouses (6)               4,837       20,578     25,415
   Cross Dock                          137        1,018      1,155
   Double Front Load Warehouse       1,409        4,844      6,253
   Front Load Warehouses (5)         4,326       13,683     18,009

                         ST. JOE PAPER COMPANY
                       SCHEDULE XI (CONSOLIDATED)
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                   December 31, 1994, 1993 and 1992
                        (Dollars in thousands)

                                  Gross Amount at Which
                                  Carried as of December 31, 1994

                                    Land &      Buildings &
                                     Land         Tenant
        Description               Improvement   Improvement   Total
Dade County (continued)
   Land w/ Infrastructure           10,431                  10,431
   Unimproved land & misc assets    25,126          332     25,458
Putnam County
   Unimproved land                       2                       2
Manatee County
   Unimproved land                      92                      92
Gulf County
   Unimproved land                     739                     739
Bay County
   Land w/ Infrastructure               88           34        122
   Office Building                       1        1,195      1,196
   Unimproved land & misc assets       524          114        638
Leon County
   Land w/ Infrastructure              610           39        649
Walton County
   Land w/ Infrastructure              600                     600
Other Counties
   Unimproved land                   2,012           42      2,054
Grand Total                        119,615      129,565    249,180

                         ST. JOE PAPER COMPANY
                       SCHEDULE XI (CONSOLIDATED)
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                   December 31, 1994, 1993 and 1992
                        (Dollars in thousands)



                                                          Life on Which
                                    Accum-              Depreciation in
                                    ulated        Date    Latest Income
                                    Depre-  Started or     Statement is
        Description                ciation    Acquired         Computed
Duval County
   Office Buildings (5)              5,141      1985      3 to 40 years
   Office/Showroom/Warehouses (9)    3,484      1987      3 to 40 years
   Land w/ Infrastructure                      Various
   City & Residential Lots              59     Various    3 to 40 years
   Unimproved land & misc assets       173     Various    3 to 40 years
St. Johns County
   Land w/ Infrastructure                      Various
   Unimproved land                             Various
Flagler County
   Unimproved land                             Various
Volusia County
   Unimproved land                             Various
Brevard County
   Office/Showroom/Warehouse           352      1988      3 to 40 years
   Land w/ Infrastructure                      Various
   Unimproved land                             Various
Indian River County
   Unimproved land                             Various
St. Lucie County
   Unimproved land                             Various
Martin County
   Unimproved land                             Various
Palm Beach County
   Office/Showroom/Warehouse           647      1986      3 to 40 years
   Rail Warehouses (2)               1,034      1982      3 to 40 years
   Cross Docks (4)                     747      1987      3 to 40 years
   Land w/ Infrastructure                      Various
   Unimproved land                             Various
Broward County
   Rail Warehouse                      492      1986      3 to 40 years
   Unimproved land                             Various
Dade County
   Office/Showroom/Warehouses (5)    1,826      1988      3 to 40 years
   Office/Warehouses (5)             1,413      1990      3 to 40 years
   Rail Warehouses (6)               1,554      1988      3 to 40 years
   Cross Dock                          210      1987      3 to 40 years
   Double Front Load Warehouse         321      1993      3 to 40 years
   Front Load Warehouses (5)           989      1991      4 to 40 years
   Land w/ Infrastructure

                         ST. JOE PAPER COMPANY
                       SCHEDULE XI (CONSOLIDATED)
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                   December 31, 1994, 1993 and 1992
                        (Dollars in thousands)

                                                          Life on Which
                                   Accum-               Depreciation in
                                   ulated         Date    Latest Income
                                   Depre-   Started or     Statement is
        Description                ciation    Acquired         Computed
Dade County (continued)
   Unimproved land & misc assets     1,891     Various    3 to 40 years
Putnam County
   Unimproved land                             Various
Manatee County
   Unimproved land                             Various
Gulf County
   Unimproved land                      24
Bay County
   Land w/ Infrastructure
   Office Building                     174      1993      3 to 40 years
   Unimproved land & misc assets        13     Various    3 to 40 years
Leon County
   Land w/ Infrastructure               11     Various    3 to 40 years
Walton County
   Land w/ Infrastructure
Other Counties
   Unimproved land                      41     Various
Grand Total                         20,596


Notes
 (a) The aggregate cost of real estate owned at December 31, 1994 for federal income tax purposes is $140,875.

                                                  1994       1993      1992
 (b) Reconciliation of real estate owned:
     Balance at beginning of year              222,498    192,466   162,083
     Amounts capitalized                        28,350     31,691    30,690
     Amounts retired or adjusted                (1,668)    (1,659)     (307)
     Balanced at close of period               249,180    222,498   192,466

 (c) Reconciliation of accumulated depreciation:
     Balance at beginning of year               15,475     11,306     8,127
     Depreciation expense                        5,145      4,169     3,272
     Amounts retired or adjusted                   (24)                 (93)
     Balanced at close of period                20,596     15,475    11,306

 (d) Table excludes $25,148 of real estate construction in progress