Form 10-Q
period 1995-03-31
ST JOE PAPER CO
filed 1995-05-15
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995

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



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1995 there were 30,498,650 shares of common stock, no par value, outstanding.

                      ST. JOE PAPER COMPANY

                              INDEX


                                                           Page No.



PART I    Financial Information:



            Consolidated Balance Sheet -
              March 31, 1995 and December 31, 1994             2


            Consolidated Statement of
              Income and Retained Earnings -
              Three months ended
              March 31, 1995 and 1994                          3


            Consolidated Statement of Cash Flows -
              Three months ended March 31, 1995 and 1994       4

            Notes to Consolidated Financial Statements         5


            Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                            7




PART II   Other Information                                   10

                           ST. JOE PAPER COMPANY
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                   March 31      December 31
ASSETS	                                               1995             1994
                                                (Unaudited)
Current Assets:
        Cash and cash equivalents                $   51,052        $  71,890
        Short-term investments                       75,204           61,156
        Accounts receivable                          90,631           88,606
        Inventories                                  75,788           57,673
        Other assets                                 16,434           21,677
                Total Current Assets                309,109          301,002

Investment and Other Assets:
        Marketable securities                       205,200          174,027
        Other assets                                 49,714           50,426
		Total Investments and Other Assets  254,914          224,453

Property, Plant and Equipment, Net                1,039,595        1,026,875
Total Assets	                                 $1,603,618       $1,552,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                         $   47,455       $   44,804
        Accrued liabilities                          29,168           25,339
        Income taxes payable                          8,510            7,012
        Long-term debt due within one year           24,340           19,672
               Total Current Liabilities            109,473           96,827

Accrued Casualty Reserves and Other Liabilities      15,432           14,534
Long-Term Debt due After One Year                    36,877           37,220
Deferred Income Taxes and Income Tax Credits        223,562          215,311
Minority Interest in Consolidated Subsidiaries      257,783          251,457

Stockholders' Equity:
        Common stock, no par value; 60,000,000
                shares authorized; 30,498,650
                shares issued and outstanding         8,714            8,714
        Retained earnings                           907,509          887,520
        Net unrealized gains on debt and
                marketable equity securities         44,268           40,747
		Total Stockholders' Equity          960,491    	     936,981
Total Liabilities and Stockholders' Equity       $1,603,618       $1,552,330

                            See accompanying notes.

                              ST. JOE PAPER COMPANY
              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)
                (Dollars in thousands except per share amounts)
                                                             Three Months
	                                                   ended March 31
                                                           1995         1994
Net Sales                                              $133,061     $116,828
Operating Revenues                                       50,975       50,540
Net Sales and Operating Revenues                        184,036      167,368
Cost of Sales                                            98,818       98,043
Operating Expenses                                       36,586       36,483
Cost of Sales and Operating Expenses                    135,404      134,526
Gross Profit                                             48,632       32,842
Selling, General and Administrative Expenses             15,538       13,822
Operating Profit                                         33,094       19,020

Other Income (Expense):
      Dividends                                             565          534
      Interest income                                     3,637        2,504
      Interest expense                                   (1,386)        (963)
      Gain on sales and other dispositions of
        property, plant and equipment                       815          384
      Other, net                                          1,372        1,087
                                                          5,003        3,546

Income before Income Taxes and Minority Interest         38,097       22,566
Provision for Income Taxes                               14,068        7,903
Income before Minority Interest                          24,029       14,663
Income Applicable to Minority Interest in
      Consolidated Subsidiaries                           2,515        6,503
Net Income                                           $   21,514    $   8,160
Retained Earnings at Beginning of Period                887,520      851,511
Dividends                                                 1,525        1,525
Retained Earnings at End of Period                   $  907,509    $ 858,146

Per Share Data:
     Dividends                                       $     0.05    $    0.05
     Net Income                                      $     0.71    $    0.27

Number of Common Shares Outstanding                  30,498,650   30,498,650

                           See accompanying notes.

                              ST. JOE PAPER COMPANY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                 (Dollars in thousands except per share amounts)
                                                 Three Months  ended March 31
                                                           1995          1994
Cash Flows from Operating Activities:
   Net Income                                          $ 21,514      $  8,160
   Adjustments to reconcile net income to
     cash provided by operating activities:
   Depreciation and depletion                            15,791        15,533
   Minority interest in income                            2,515         6,503
   Gain on sale of property                                (815)         (384)
   Increase in deferred income taxes                      3,212         2,965
   Changes in operating assets and liabilities:
      Increase in accounts receivable                    (2,025)       (7,173)
      Increase in inventories                           (18,115)       (5,784)
      Decrease in other assets                            6,880         5,517
      Increase (decrease) in accounts payable,
         accrued liabilities and casualty reserves        7,378        (1,536)
      Increase in income taxes payable                    1,498         3,536
Cash Provided by Operating Activities                    37,833        27,337

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment           (32,602)      (25,582)
   Purchases of investments:
      Available for sale                                 (9,845)         (721)
      Held to maturity                                  (61,575)      (15,769)
   Proceeds from dispositions of assets                   4,907         1,771
   Maturity and redemption of investments:
      Available for sale                                  8,502         1,061
      Held to maturity                                   29,552        20,087
Cash Used in Investing Activities                       (61,061)      (19,153)

Cash Flows from Financing Activities:
   Net change in short-term borrowings                    8,861         6,398
   Dividends paid to stockholders                        (1,525)       (1,525)
   Repayment of long-term debt                           (4,536)         (326)
   Dividends paid to minority interest                     (410)         (430)
Cash Provided by Financing Activities                     2,390         4,117

Net Increase in Cash and Cash Equivalents               (20,838)       12,301
Cash and Cash Equivalents at Beginning of Period         71,890        48,304
Cash and Cash Equivalents at End of Period             $ 51,052      $ 60,605

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for certain expense items is:
   Interest                                            $  1,138     $     838
   Income taxes                              	       $  5,803     $   2,563

                              See accompanying notes

                             ST. JOE PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                           (Dollars in thousands )


 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations and cash flows for the three month period ended March 31, 1995 and 1994.

 2. The results of operations for the three month period ended March 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for the full year.

 3.  Inventories at March 31, 1995 and December 31, 1994:

                                        March 31     December 31
                                            1995            1994
        Manufactured paper products and
           associated raw materials     $ 31,810        $ 27,023
        Materials and supplies	           25,834          25,640
        Sugar                             18,144           5,010
                                        $ 75,788        $ 57,673


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

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company , but could be material to the results of operation of the Company in any one period. As of March 31, 1995 and December 31, 1994, the aggregate environmental related accruals were $6.7 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               OVERVIEW

Net sales and operating revenues for the quarter ended March 31, 1995 were $184.0 million, a $16.7 million increase over the same period in 1994. Cost of sales and operating expenses were $135.4 million, up from $134.5 million. These costs were 73.6% of net sales and operating revenues in 1995 compared to 80.4% in 1994. Selling, general and administrative expenses rose from $13.9 million in 1994 to $15.5 million in 1995. As a result of these changes, operating profit during the first quarter of 1995 was $33.1 million compared to $19.0 million in the first quarter of 1995. An analysis of operating results by segment follows:

Forest Products

                                                           % Increase
                                     1995         1994      (Decrease)
Net Sales                         115,248       84,500           36.4
Cost of Sales                      86,497       82,488            4.9
Selling, General and Administrative
   Expenses                         8,061        7,378            9.3
Operating Profit (Loss)            20,690       (5,366)         485.6

The containerboard market continues to be tight with additional price increases effective January 1 and April 1, 1995. Average selling price for the Company's linerboard rose from $360 in the first quarter of 1994 to $509 in 1995, a 41% increase. Net sales to outside customers by the Company's paper mill increased 46% in the first quarter of 1995 compared to the same period last year on a volume increase of 15%. The Company's container revenues were 33% higher in 1995 than the first quarter of 1994 on a volume decrease of 1.7%. Timber sales to outside customers decreased 34% on a volume decline of 10% as more of the Company's timber production was required by the mill.
Mill production per day rose by 6% and this increased productivity was a major factor in a 1% reduction in cost per ton.

Transportation

                                                           % Increase
                                     1995         1994      (Decrease)
Operating Revenue                  43,176       43,136            0.1
Operating Expenses                 31,666       31,782           (0.4)
Selling, General and Administrative
   Expenses                         4,325        3,825           13.1
Operating Profit                    7,185        7,529           (4.6)

Operating results for the transportation segment were consistent with the prior year. Revenues for the Florida East Coast Railway Company (FEC) decreased by .9% compared to the first quarter of 1994 while Apalachicola Northern Railroad Company (ANRR) revenues increased by 13.2%, primarily due to an increase in coal shipments. Operating expenses at FEC declined .8% and the ANRR increased 9.2%. Selling, general and administrative expenses rose 11.8% at FEC and 45.3% ($65,939) at ANRR.

Sugar

                                                           % Increase
                                     1995         1994      (Decrease)
Net Sales                          12,335       13,370           (7.7)
Cost of Sales                       8,366       10,809          (22.6)
Selling, General and Administrative
   Expenses                         1,470        1,059           38.8
Operating Profit                    2,499        1,502           66.4

The sugar segment experienced a 10.8% volume reduction in the first quarter of 1995 compared to 1994. The selling price rose 3.5%. Increased productivity drove down the cost per ton of sugar by 11.3%. The segment produced 28.3% more sugar in 1995 than 1994 with an 18.4% increase in the amount of cane ground and an 8.5% increase in the yield. The increase in selling, general and administrative expenses is primarily due to the Everglades Agricultural Privilege Tax which was enacted in the second quarter of 1994 and not reflected in the first quarter of 1994.

Communications

                                                           % Increase
                                     1995         1994      (Decrease)
Operating Revenue                   7,799        7,404            5.3
Operating Expenses                  4,920        4,701            4.7
Selling, General and Administrative
   Expenses                         1,148        1,051            9.2
Operating Profit                    1,731        1,652            4.8

Operating revenues increased in the first quarter of 1995 compared to 1994 largely due to adjustments in the interstate access charge pooling process.
All three local exchange companies began their cable maintenance earlier in 1995 than 1994 resulting in increased operating expenses for the first quarter.

Real Estate

                                                           % Increase
                                     1995         1994      (Decrease)
Net Sales and Operating Revenue     6,011       19,482          (69.2)
Cost of Sales and Operating Revenue 4,459        5,242          (14.9)
Selling, General and Administrative
   Expenses                           564          538            4.8
Operating Profit                      988       13,702          (92.8)

In the first quarter of 1994, realty property sales of $14.6 million ($13.7 million by Gran Central, Florida East Coast Industries, Inc. real estate subsidiary, and $.9 million by the Company) occurred which were not repeated in the first quarter of 1995. Rent and other income increased by $1.2 million in 1995 compared to the same period in 1994. Gran Central's cost of sales decreased by 9.4% and Southwood PropertiesO, the Company's real estate division, decreased by 1.3%. Selling, general and administrative expenses increased 9.0% at Gran Central and declined 6.7% at Southwood Properties.

Other Income increased $1.5 million in the first quarter of 1995 compared to 1994. Interest income increased by $1.1 million reflecting increased investment and higher rates.

Net Income increased $13.4 million (163.7%) during the first quarter of 1995 from the same period in 1994. Earnings per share increased $0.44 to $0.71.

Financial Position

The Company's financial position remains strong. Current assets rose to $309.1 million, an $8.1 million increase from year end. Increases in current liabilities of $12.6 million caused the current ratio to drop from 3.1 at year end to 2.8 at the end of the first quarter.

The Company increased its investment in marketable securities by $31.2 million over year end. Net property, plant and equipment increased by $12.7 million, largely in Florida East Coast Industries, Inc. Deferred income taxes grew by $8.3 million, due to the tax effect of an increase in the unrealized gains on debt and marketable equity securities and a decrease in alternative minimum tax credits.

Stockholders' equity at March 31, 1995 was $31.49 per share, an increase of $0.77 from December 31, 1994.

                   PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings

          No change from Form 10-K for the year ended
          December 31, 1994

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

               St. Joe Paper Company
                   (Registrant)


                  E. C. Brownlie
                  Vice President


                  D. M. Groos
                  Comptroller



                May 15, 1995
                      Date