Form 10-Q
period 1995-06-30
ST JOE PAPER CO
filed 1995-08-14
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

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



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1995 there were 30,498,650 shares of common stock, no par value, outstanding.

                      ST. JOE PAPER COMPANY

                              INDEX


                                                           Page No.



PART I    Financial Information:


            Consolidated Balance Sheet -
              June 30, 1995 and December 31, 1994              2


            Consolidated Statement of
              Income and Retained Earnings -
              Six months ended
              June 30, 1995 and 1994                           3


            Consolidated Statement of Cash Flows -
              Six months ended June 30, 1995 and 1994          4


            Notes to Consolidated Financial Statements         5


            Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                            7



PART II   Other Information                                   10

                       ST. JOE PAPER COMPANY
                     CONSOLIDATED BALANCE SHEET
                      (Dollars in thousands)

                                                      June 30     December 31
ASSETS                                                   1995            1994
                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                        $   81,970      $   71,890
  Short-term investments                               69,172          61,156
  Accounts receivable                                  94,687          88,606
  Inventories                                          79,694          57,673
  Other assets                                         22,325          21,677
    Total Current Assets                              347,848         301,002

Investment and Other Assets:
  Marketable securities                               181,405         174,027
  Other assets                                         48,688          50,426
    Total Investments and Other Assets                230,093         224,453

Property, Plant and Equipment, Net                  1,045,828       1,026,875
Total Assets                                       $1,623,769      $1,552,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $   43,586      $   44,804
  Accrued liabilities                                  34,442          25,339
  Income taxes payable                                      -           7,012
  Long-term debt due within one year                   13,135          19,672
    Total Current Liabilities                          91,163          96,827

Accrued Casualty Reserves and Other Liabilities        16,271          14,534
Long-Term Debt due After One Year                      36,131          37,220
Deferred Income Taxes and Income Tax Credits          229,328         215,311
Minority Interest in Consolidated Subsidiaries        260,578         251,457

Stockholders' Equity:
  Common stock, no par value; 60,000,000 shares
    authorized; 30,498,650 shares issued and
    outstanding                                         8,714           8,714
  Retained earnings                                   932,320         887,520
  Net unrealized gains on debt and marketable
    equity securities                                  49,264          40,747
    Total Stockholders' Equity                        990,298         936,981
Total Liabilities and Stockholders' Equity         $1,623,769      $1,552,330

                               See accompanying notes.

                                ST. JOE PAPER COMPANY
                CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    (Unaudited)
                   (Dollars in thousands except per share amounts)

                                    Three Months                Six Months
                                    ended June 30             ended June 30
                                  1995         1994         1995        1994
Net Sales                     $144,957     $113,415     $278,018    $230,243
Operating Revenues              56,819       52,471      107,794     103,011
Net Sales and
  Operating Revenues           201,776      165,886      385,812     333,254
Cost of Sales                  107,175      100,395      205,993     198,438
Operating Expenses              41,860       37,252       78,446      73,735
Cost of Sales and Operating
  Expenses                     149,035      137,647      284,439     272,173
Gross Profit                    52,741       28,239      101,373      61,081
Selling, General and
  Administrative Expenses       14,803       14,266       30,341      28,088
Operating Profit                37,938       13,973       71,032      32,993

Other Income (Expense):
  Dividends                        768          531        1,333       1,065
  Interest income                3,890        2,329        7,527       4,833
  Interest expense              (1,328)      (1,005)      (2,714)     (1,968)
  Gain on sales and other
    dispositions of property,
    plant and equipment          3,186          375        4,001         759
  Other, net                     2,173          704        3,545       1,791
                                 8,689        2,934       13,692       6,480
Income before Income Taxes
     and Minority Interest      46,627       16,907       84,724      39,473
Provision for Income Taxes      17,150        6,913       31,218      14,816
Income before Minority
  Interest                      29,477        9,994       53,506      24,657
Income Applicable to Minority
     Interest in Consolidated
     Subsidiaries                3,141        2,367        5,656       8,870
Net Income                    $ 26,336     $  7,627     $ 47,850    $ 15,787
Retained Earnings at
     Beginning of Period       907,509      858,146      887,520     851,511
Dividends                        1,525        1,525        3,050       3,050
Retained Earnings at
     End of Period            $932,320     $864,248     $932,320    $864,248

Per Share Data:
     Dividends                   $0.05        $0.05        $0.10       $0.10
     Net Income                  $0.86        $0.25        $1.57       $0.52

                              See accompanying notes.

                               ST. JOE PAPER COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                     (Dollars in thousands except per share amounts)
                                                                Six Months
                                                              ended June 30
Cash Flows from Operating Activities:                       1995         1994
  Net Income                                             $47,850     $15,787
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and depletion                           31,765      31,095
     Minority interest in income                           5,656       8,870
     Gain on sale of property                             (4,001)       (759)
     Increase in deferred income taxes                     7,472       4,993
     Changes in operating assets and liabilities:
       Accounts receivable                                (6,081)     (6,058)
       Inventories                                       (22,021)      6,690
       Other assets                                        1,090      (4,328)
       Accounts payable, accrued liabilities
         and casualty reserves                             9,622       3,697
       Income taxes payable                               (7,012)      1,689
Cash Provided by Operating Activities                     64,340      61,676

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment             (61,328)    (47,506)
  Purchases of investments:
    Available for sale                                   (16,401)       (721)
    Held to maturity                                     (77,695)    (80,265)
  Proceeds from dispositions of assets                    14,611       4,529
  Maturity and redemption of investments:
    Available for sale                                    18,193       1,061
    Held to maturity                                      79,861      60,133
Cash Used in Investing Activities                        (42,759)    (62,769)

Cash Flows from Financing Activities:
  Net change in short-term borrowings                     (2,339)      2,514
  Dividends paid to stockholders                          (3,050)     (3,050)
  Repayment of long-term debt                             (5,287)       (638)
  Dividends paid to minority interest                       (825)       (860)
Cash Used in Financing Activities                        (11,501)     (2,034)

Net increase (decrease) in cash and cash equivalents      10,080      (3,127)
Cash and Cash Equivalents at Beginning of Period          71,890      48,304
Cash and Cash Equivalents at End of Period               $81,970     $45,177

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                             $ 2,524     $ 1,871
    Income taxes                                         $26,572     $10,927
                              See accompanying notes

                                   ST. JOE PAPER COMPANY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)
                                    (Dollars in thousands)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994.

2. The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the full year.

3.   Inventories at June 30, 1995 and December 31, 1994:

                                                       June 30    December 31
                                                          1995           1994
     Manufactured paper products and
        associated raw materials                        $ 43,039     $ 27,023
     Materials and supplies                               26,008       25,640
     Sugar                                                10,647        5,010
                                                        $ 79,694     $ 57,673


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

It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company , but could be material to the results of operation of the Company in any one period. As of June 30, 1995 and December 31, 1994, the aggregate environmental related accruals were $6.7 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              OVERVIEW

Quarter ended June 30, 1995

Net sales and operating revenues for the quarter were $201.8 million, a $35.9 million increase over the same period in 1994 and a $17.8 million increase over the first quarter of 1995. Cost of sales and operating expenses were $149.0 million, up from $137.6 million in 1994 and 135.4 million in the first quarter of 1995. These costs were 73.9% of net sales and operating revenues in 1995 compared to 83.0% in 1994 and 73.6% in the first quarter 1995. Selling, general and administrative expenses rose from $14.3 million in the second quarter of 1994 to $14.8 million in 1995, a decrease from the $15.5 million recorded in the first quarter 1995. As a result of these changes, operating profit during the second quarter of 1995 was $37.9 million compared to $14.0 million in the same quarter of 1994 and $33.1 million in the first quarter of 1995.

Six Months ended June 30, 1995

Net sales and operating revenues for the six months ended June 30, 1995 were $385.8 million, a $52.5 million increase over the same period in 1994. Cost of sales and operating expenses were $284.4 million, up from $272.2 million. These costs were 73.7% of net sales and operating revenues in 1995 compared to 81.7% in 1994. Selling, general and administrative expenses rose to $30.3 million in 1995 from $28.1 million in 1994. Operating profit during the first six months of 1995 was $71.0 million compared to $33.0 million 1994.

An analysis of operating results by segment follows:

Forest Products

Quarter ended June 30, 1995
                                                 1995       1994  % Increase
Net Sales                                     125,092     93,033     34.5
Cost of Sales                                  94,768     85,352     11.0
Selling, General and Administrative Expenses    7,609      7,319      4.0
Operating Profit                               22,715        362   6174.9

Six Months ended June 30, 1995

                                                 1995       1994  % Increase
Net Sales                                     240,340    177,533     35.4
Cost of Sales                                 181,265    167,840      8.0
Selling, General and Administrative Expenses   15,670     14,697      6.6
Operating Profit (Loss)                        43,405     (5,004)   967.4

The containerboard market began to demonstrate some softness following the price increase April 1, 1995. Average selling price for the Company's linerboard rose from $374 per ton in the second quarter of 1994 to $565 per ton in 1995, a 51% increase. Net sales to outside customers by the Company's paper mill increased 49% in the second quarter of 1995 compared to the same period last year on a volume increase of 2%. The Company's container revenues were 25% higher in 1995 than the second quarter of 1994 on a volume decrease of 8.3%. Timber sales to outside customers decreased 24% on a volume decline of 22% as more of the Company's timber production was required by the mill. The Company increased its timber purchases from outside suppliers to meet the mill requirements which, together with the decreased timber sales, resulted in a $1.4 million decrease in operating profit from the timber operations. Mill production of mottle white linerboard rose by 51% and this was a major factor in a 15% increase in production cost per ton.


Transportation

Quarter ended June 30, 1995
                                                                  % Increase
                                                 1995       1994   (Decrease)
Net Sales                                      48,759     44,792      8.9
Cost of Sales                                  36,757     32,638     12.6
Selling, General and Administrative Expenses    4,967      4,082     21.7
Operating Profit                                7,035      8,072    (12.9)

Six Months ended June 30, 1995
                                                                  % Increase
                                                 1995       1994   (Decrease)
Net Sales                                      91,936     87,928      4.6
Cost of Sales                                  68,424     64,420      6.2
Selling, General and Administrative Expenses    9,291      8,442     10.1
Operating Profit                               14,221     15,066     (5.6)

The composition of revenues and expenses in the Transportation segment changed significantly in the second quarter of 1995. Florida East Coast Industries
(FECI) acquired an 80% interest in International Transit, Inc. (ITI), a common motor carrier with 1994 annual operating revenues in excess of $21 million and, on April 1, 1995, the Florida East Coast Railway Company (FEC) commenced haulage agreements with a connecting rail carrier regarding the connecting carrier's intermodal traffic to and from FEC's south Florida intermodal terminals and enabling FEC to move intermodal freight to and from a terminal established by FEC at Macon, Georgia. Operating results for the transportation segment for the second quarter included ITI's revenues and expenses which accounted for most of the increases in operating revenues, operating expenses and selling, general and administrative expenses.


Sugar

Quarter ended June 30, 1995
                                                                  % Increase
                                                 1995       1994   (Decrease)
Net Sales                                      11,531     14,647     (21.3)
Cost of Sales                                   7,925     11,565     (31.5)
Selling, General and Administrative Expenses      537        776     (30.8)
Operating Profit                                3,069      2,306      33.1

Six Months ended June 30, 1995
                                                                  % Increase
                                                 1995       1994   (Decrease)
Net Sales                                      23,866     28,017     (14.8)
Cost of Sales                                  16,291     22,374     (27.2)
Selling, General and Administrative Expenses    2,007      1,835       9.4
Operating Profit                                5,568      3,808      46.2

The sugar segment experienced a 27.8% volume reduction in the second quarter of 1995 compared to 1994. The selling price rose 8.9%. Increased productivity drove down the cost per ton of sugar by 13.2%. The segment produced 28.3% more sugar in 1995 than 1994 with an 18.4% increase in the amount of cane ground and an 8.5% increase in the yield. Selling, general and administrative expenses were up by $ 0.2 million.

Communications

Quarter ended June 30, 1995
                                                                  % Increase
                                                 1995       1994   (Decrease)
Net Sales                                       8,060      7,679     5.0
Cost of Sales                                   5,103      4,614    10.6
Selling, General and Administrative Expenses    1,079      1,102    (2.1)
Operating Profit                                1,878      1,963    (4.3)

Six Months ended June 30, 1995
                                                                  % Increase
                                                 1995       1994   (Decrease)
Net Sales                                      15,859     15,083     5.1
Cost of Sales                                  10,023      9,315     7.6
Selling, General and Administrative Expenses    2,227      2,153     3.4
Operating Profit                                3,609      3,615    (0.2)

Operating revenues increased in 1995 compared to 1994 largely due to mandated adjustments in the interstate access charge pooling process. All three local exchange companies began their cable maintenance earlier in 1995 than 1994 resulting in increased operating expenses.

Real Estate

Quarter ended June 30, 1995
                                                 1995       1994  % Increase
Net Sales                                       8,559      6,216     37.7
Cost of Sales                                   4,679      4,464      4.8
Selling, General and Administrative Expenses      640        482     32.8
Operating Profit                                3,240      1,270    155.1

Six Months ended June 30, 1995
                                                                  % Increase
                                                 1995       1994   (Decrease)
Net Sales                                      14,570     25,698     (43.3)
Cost of Sales                                   9,137      9,170      (0.4)
Selling, General and Administrative Expenses    1,204      1,020      18.0
Operating Profit                                4,229     15,508     (72.7)

In 1994, a single realty property sale of $11.3 million was made by Gran Central, Florida East Coast Industries, Inc. real estate subsidiary, to the State of Florida which was not repeated in 1995. Rent and other income increased by $1.2 million in the second quarter of 1995 compared to the same period in 1994. Cost of sales increased 4.8% in the second quarter compared to the same period in 1994. Selling, general and administrative expenses increased by $0.2 million.

Other Income increased $5.8 million in the second quarter of 1995 compared to 1994. Interest income increased by $1.5 million reflecting increased investment and higher rates. Gain on sales and other dispositions of property, plant and equipment increased $2.8 million due to the sale of an unused facility in Wilmington, Delaware. Other income,net rose by $1.4 million primarily due to the sale of material from the Company's linerboard mill.

Net Income increased $18.7 million (245.3%) during the second quarter of 1995 from the same period in 1994. Earnings per share increased $0.61 to $0.86.

Financial Position

The Company's financial position remains strong. Current assets rose to $347.8 million, an $46.8 million increase from year end. Current liabilities dropped by $5.6 million causing the current ratio to rise from 3.1 to 1at year end to
3.8 to 1 at the end of the second quarter.

The Company increased its investment in marketable securities by $7.4 million over year end. Net property, plant and equipment increased by $18.9 million, largely in FECI. Deferred income taxes grew by $14.0 million, due to the tax effect of an increase in the unrealized gains on debt and marketable equity securities and a decrease in alternative minimum tax credits.

Stockholders' equity at March 31, 1995 was $32.47 per share, an increase of $1.75 from December 31, 1994.

                   PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings

          No change from Form 10-K for the year ended
          December 31, 1994

     Item 5.  Other Information

          On May 9, 1995, the Board of Directors passed the resolution amending the Company's bylaws shown in exhibit 3(ii) regarding indemnification of officers and directors


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               St. Joe Paper Company
                   (Registrant)


                 J. M. Jones, Jr.
              Vice President and CFO


                  D. M. Groos
                  Comptroller



                August 14, 1995
                      Date