Form 10-K/A
period 1994-12-31
ST JOE PAPER CO
filed 1995-10-26
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K/A

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

                                        ST. JOE PAPER COMPANY




                                        By:
                                           D. Michael Groos
                                           Comptroller