Form 10-Q
period 1995-09-30
ST JOE PAPER CO
filed 1995-11-15
CIK 745308

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 15, 1995
     PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       September 30, 1995

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



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1995 there were 30,498,650 shares of common stock, no par value, outstanding.

                           ST. JOE PAPER COMPANY
                                  INDEX

                                                              Page No.


PART I	Financial Information:


         Consolidated Balance Sheet -
         September 30, 1995 and December 31, 1994                    2

         Consolidated Statement of Income and Retained Earnings
         - Three and Nine months ended September 30, 1995 and 1994   3

        Consolidated Statement of Cash Flows -
        Nine months ended September 30, 1995 and 1994                4

        Notes to Consolidated Financial Statements                   5

        Management's Discussion and Analysis of
        Consolidated Financial Condition and
        Results of Operations                                        7

PART II	Other Information                                           11



                                       <1>

                           ST. JOE PAPER COMPANY
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                    September 30   December 31
                                                            1995          1994
ASSETS                                                (Unaudited)    (Restated)
Current Assets:
   Cash and cash equivalents                         $    42,853   $    64,913
   Short-term investments                                 76,158        60,157
   Accounts receivable                                    77,187        83,745
   Inventories                                            61,193        56,854
   Other assets                                           35,671        21,568
      Total Current Assets                               293,062       287,237

Investment and Other Assets:
   Marketable securities                                 208,221       172,848
   Other assets                                           33,101        37,302
   Net assets of discontinued operations                  51,802        47,465
      Total Investments and Other Assets                 293,124       257,615

Property, Plant and Equipment, Net                     1,003,451       975,067
Total Assets                                        $  1,589,637  $  1,519,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                 $     32,436  $     42,664
   Accrued liabilities                                    38,039        24,276
   Income taxes payable                                        -         6,028
   Long-term debt due within one year                     20,219        18,719
      Total Current Liabilities                           90,694        91,687

Accrued Casualty Reserves and Other Liabilities           16,368        14,534
Long-Term Debt due After One Year                            771        19,148
Deferred Income Taxes and Income Tax Credits             217,908       206,122
Minority Interest in Consolidated Subsidiaries           263,666       251,447

Stockholders' Equity:
   Common stock, no par value; 60,000,000 shares
      authorized; 30,498,650 shares issued and
      outstanding                                          8,714         8,714
   Retained earnings                                     941,954       887,520
   Net unrealized gains on debt and marketable
      equity securities                                   49,562        40,747
         Total Stockholders' Equity                    1,000,230       936,981
Total Liabilities and Stockholders' Equity         $   1,589,637  $  1,519,919

                       See accompanying notes.
                                    <2>

                           ST. JOE PAPER COMPANY
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                              (Unaudited)
            (Dollars in thousands except per share amounts)

                                              Three Months         Nine Months
                                        ended September 30  ended September 30
                                            1995      1994      1995      1994
                                                 (Restated)          (Restated)
Net Sales                               $124,310  $114,989  $402,328  $345,278
Operating Revenues                        46,646    43,711   138,581   131,593
Net Sales and Operating Revenues         170,956   158,700   540,909   476,871
Cost of Sales                            107,119   105,145   313,112   303,623
Operating Expenses                        34,911    33,796   103,334    98,176
Cost of Sales and Operating Expenses     142,030   138,941   416,446   401,799
Gross Profit                              28,926    19,759   124,463    75,072
Selling, General and Administrative
    Expenses                              14,075    13,839    42,190    39,774
Operating Profit                          14,851     5,920    82,273    35,298

Other Income (Expense):
   Dividends                                 612       555     1,944     1,620
   Interest income                         3,690     2,952    10,758     7,469
   Interest expense                         (547)     (606)   (2,440)   (1,736)
   Gain on sales and other dispositions
      of property                           (143)    4,297     3,858     5,055
   Other, net                                946       399     3,620     1,760
                                           4,558     7,597    17,740    14,168
Income before Income Taxes
   and Minority Interest                  19,409    13,517   100,013    49,466
Provision for Income Taxes                 7,079     4,639    36,845    18,231
Income before Minority Interest           12,330     8,878    63,168    31,235
Income Applicable to Minority Interest
   in Consolidated Subsidiaries            3,287     3,056     8,943    11,926
Income from Continuing Operations          9,043     5,822    54,225    19,309
Earnings from Discontinued Operations
   (Net of Income Taxes of $1,221, $733,
   $2,673 and $1,956 Respectively)         2,116     1,698     4,784     3,998
Net Income                              $ 11,159  $  7,520  $ 59,009  $ 23,307
Retained Earnings at Beginning of Period 932,320   864,248   887,520   851,511
Dividends                                  1,525     1,525     4,575     4,575
Retained Earnings at End of Period      $941,954  $870,243  $941,954  $870,243

Per Share Data:
   Dividends                            $   0.05  $   0.05  $   0.15  $   0.15
   Income from Continuing Operations    $   0.30  $   0.19  $   1.77  $   0.63
   Earnings of Discontinued Operations      0.07      0.06      0.16      0.13
   Net Income                           $   0.37  $   0.25  $   1.93  $   0.76

                              See accompanying notes.
                                       <3>

                           ST. JOE PAPER COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
               (Dollars in thousands except per share amounts)
                                                Nine Months ended September 30
                                                           1995           1994
Cash Flows from Operating Activities:                                (Restated)
   Net Income                                      $     59,009   $     23,307
   Adjustments to reconcile net income to
      cash provided by operating activities:
   Depreciation and depletion                            44,413         42,502
Minority interest in income                               8,943         11,926
Gain on sale of property                                 (3,858)        (5,054)
Increase in deferred income taxes                         5,030          3,997
Changes in operating assets and liabilities:
   Accounts receivable                                    6,558         (6,203)
   Inventories                                           (4,339)        19,633
   Other assets                                          (9,902)        (8,029)
   Accounts payable, accrued liabilities
      and casualty reserves                               5,369          8,709
   Income taxes payable                                  (6,028)         1,267
   Discontinued operations - noncash
      charges and working capital changes                (2,382)           254
Cash Provided by Operating Activities                   102,813         92,309

Cash Flows from Investing Activities:
   Purchases of property, plant and equipment           (71,802)       (60,375)
   Investing activities of discontinued operations       (1,955)        (3,640)
   Purchases of investments:
      Available for sale                                (26,569)       (10,082)
      Held to maturity                                 (104,719)      (101,383)
      Proceeds from dispositions of assets                7,377          9,251
   Maturity and redemption of investments:
      Available for sale                                 24,215          8,488
      Held to maturity                                   71,271         67,022
Cash Used in Investing Activities                      (102,182)       (90,719)

Cash Flows from Financing Activities:
   Net change in short-term borrowings                  (10,689)        (5,437)
   Dividends paid to stockholders                        (4,575)        (4,575)
   Repayment of long-term debt                           (6,188)          (270)
   Dividends paid to minority interest                   (1,239)        (1,269)
Cash Used in Financing Activities                       (22,691)       (11,551)

Net decrease in cash and cash equivalents               (22,060)        (9,961)
Cash and Cash Equivalents at Beginning of Period         64,913         42,545
Cash and Cash Equivalents at End of Period         $     42,853   $     32,584

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                     $      2,878   $      2,815
      Income taxes                                 $     42,853   $     23,661

                             See accompanying notes
                                     <4>

                           ST. JOE PAPER COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                        (Dollars in thousands )

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994. The 1994 segments have been restated to reflect the reclassification of the Communications segment as discontinued operations.

2. The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the full year.

3. On September 1, 1995, St Joe Industries, Inc., a wholly owened subsidiary of the Company agreed to sell the stock of St. Joe Communications, Inc.
    (SJCI) to TPG Communications, Inc. for approximately $115 million subject to purchase price adjustments. The sale is subject to customary conditions, including certain regulatory approvals. SJCI has sold its interest in one cellular partnership and has contracts to sell the remaining three for an aggregate of approximately $27 million. These sales represent the Company's entire Communication segment and are all expected to close by the first quarter of 1996.

    Operating revenues for the three and nine month periods ended September 30, 1995 and 1994 for the Communications segment were $8,400, $24,259, $7,557 and $22,639 respectively. These amounts are not included in operating revenues in the accompanying statement of income and retained earnings.

   Net operating results of the Communications segment for the three and nine month periods ended September 30, 1995 and 1994 (as restated) are shown separately as earnings from discontinued operations in the accompanying statement of income and retained earnings.

   Net assets to be disposed of have been separately classified in the accompanying balance sheet at September 30, 1995. The December 31, 1994 balance sheet has been restated to conform to the current year presentation. Assets and liabilities of the Communications segment consisted of:

                                          September 30   December 31
                                                  1995          1994
        Cash and cash equivalents             $ 11,070      $  6,976
        Investments, at cost                     1,671         2,178
        Accounts receivable                      4,923         4,797
        Inventories                                794           819
        Other assets                            16,147        13,234
        Property, plant and equipment           49,446        51,808
              Total assets                      84,051        79,812
        Accounts payable                         1,518         2,075
        Accrued liabilities                      1,646         1,074
        Income taxes payable                     1,788           984
        Long term debt                          18,314        19,025
        Deferred income taxes                    8,983         9,189
        Net assets of discontinued operations $ 51,802      $ 47,465


                                     <5>

4. On November 2, 1995, the Company announced that it had entered into an agreement to sell its pulp and paper mill and container plants for approximately $390 million subject to purchase price adjustments and contingent, among other things, on the buyer's receipt of financing. The Company retains its timberlands and will continue to operate in this segment. Net sales for the operations to be sold were $341,956 and $272,304 for the nine months ended September 30, 1995 and 1994, respectively. Operating profit (loss) for the nine months ended September 30, 1995 and 1994 were $46,765 and ($9,540), respectively.

5.      Inventories at September 30, 1995 and December 31, 1994:

                                         September 30	 December 31
                                                 1995           1994
                                                           (Restated)
        Manufactured paper products and
           associated raw materials          $ 35,992       $ 27,023
        Materials and supplies                 24,912         24,821
        Sugar                                     289          5,010
                                             $ 61,193       $ 56,854

6. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

        It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or liquidity of the Company , but could be material to the results of operations of the Company in any one period. As of September 30, 1995 and December 31, 1994, the aggregate environmental related accruals were $6.7 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

                                      <6>

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             OVERVIEW

On September 1, 1995, St Joe Industries, Inc., a wholly owened subsidiary of the Company agreed to sell the stock of St. Joe Communications, Inc.
(SJCI) to TPG Communications, Inc. for approximately $115 million subject to purchase price adjustments. The sale is subject to customary conditions, including certain regulatory approvals. SJCI has sold its interest in one cellular partnership and has contracts to sell the remaining three for an aggregate of approximately $27 million. These sales represent the Company's entire Communication segment and all are expected to close by the first quarter of 1996. Operating revenues for the three and nine month periods ended September 30, 1995 and 1994 for the Communications segment were $8,400, $24,259, $7,557 and $22,639 respectively. These amounts are not included in operating revenues in the accompanying statement of income and retained earnings. Net operating results of the Communications segment for the three and nine month periods ended September 30, 1995 and 1994 (as restated) were $2,116, $1,698, $4,784 and $3,998, respectively and are shown separately as earnings from discontinued operations in the accompanying statement of income and retained earnings.

On November 2, 1995, the Company announced that it had entered into an agreement to sell its pulp and paper mill and container plants for approximately $390 million subject to purchase price adjustments and contingent, among other things, on the buyer's receipt of financing and approval of the Company's shareholders. The Alfred I. duPont Testamentary Trust, which owns approximately 70% of the outstanding shares, has advised the Company that it intends to vote its shares in favor of the transaction. Other customary conditions apply, including termination of the Hart-Scott-Rodine waiting period. The Company will retain its timberlands and will enter into a fifteen year fiber supply agreement with the buyer with two five-year extensions. Annual wood fiber tonnage to be supplied from the Company's lands will not exceed that currently provided and will be at negotiated market prices adjusted on a quarterly basis. The Company plans in the future to shift its remaining fiber production from the Company's lands to higher margin timber products. Net sales for the operations to be sold were $341,956 and $272,304 for the nine months ended September 30, 1995 and 1994, respectively. Operating profit (loss) for the nine months ended September 30, 1995 and 1994 were $46,765 and ($9,540), respectively.

Upon the completion of these sales, revenues of the Company will be materially lower than historical levels. Net income, earnings per share and cash flows may also be materially different than previous periods. Prior period financial statements will be restated in the fourth quarter of 1995 to reflect the reclassification of the pulp and paper mill and container plants as discontinued operations. The information below has been restated to reflect the reclassification of the Communications segment as discontinued operations

                Quarter ended September 30, 1995

Net sales and operating revenues for the quarter were $171.0 million, a $12.3 million increase over the same period in 1994 and a $22.7 million decrease from the second quarter of 1995. Cost of sales and operating expenses were $142.0 million, up from $138.9 million in 1994 and down from $143.9 million in the second quarter of 1995. These costs were 83.1% of net sales and operating revenues in 1995 compared to 87.6% in 1994 and 74.3% in the second quarter 1995. Selling, general and administrative expenses rose from $13.8 million in the third quarter of 1994 to $14.1 million in 1995, an increase from the $13.7 million recorded in the second quarter 1995. As a result of these changes, operating profit during the third quarter of 1995 was $14.9 million compared to $5.9 million in the same quarter of 1994 and $36.1 million in the second quarter of 1995.

                                   <7>

              Nine Months ended September 30, 1995

Net sales and operating revenues for the nine months ended September 30, 1995 were $540.9 million, a $64.0 million increase over the same period in 1994. Cost of sales and operating expenses were $416.4 million, up from $401.8 million. These costs were 77.0% of net sales and operating revenues in 1995 compared to 84.2% in 1994. Selling, general and administrative expenses rose to $42.2 million in 1995 from $39.8 million in 1994. Operating profit during the first nine months of 1995 was $82.3 million compared to $35.3 million 1994. An analysis of operating results by segment follows:

Forest Products
                  Quarter ended September 30, 1995
                                         1995      1994         % Increase
                                                                 (Decrease)
Net Sales                             101,897   101,352           0.5
Cost of Sales                          92,422    94,564          (2.3)
Selling, General and
   Administrative Expenses              7,725     8,945         (13.6)
Operating Profit (Loss)                 1,750    (2,157)        181.1

                Nine Months ended September 30, 1995
                                         1995      1994         % Increase
                                                                 (Decrease)
Net Sales                             342,236   278,885          22.7
Cost of Sales                         273,687   262,404           4.3
Selling, General and
   Administrative Expenses             23,395    23,643          (1.0)
Operating Profit (Loss)                45,154    (7,162)        730.4

The containerboard market continued to demonstrate softness in the third quarter. Average selling price for the Company's linerboard rose from $416 per ton in the third quarter of 1994 to $567 per ton in 1995, a 36% increase. Net sales to outside customers by the Company's paper mill decreased 32% in the third quarter of 1995 compared to the same period last year on a volume decrease of 46%. Mill production dropped 32% due to market conditions and maintenance downtime taken in 1995. This decline in mill output was the major factor in a 21% increase in production cost per ton. The Company's container revenues were 12% higher in 1995 than the third quarter of 1994 on a volume decrease of 19%. Timber sales to outside customers decreased 7% on a volume decline of 11%. The Company harvested 34,000 tons less in 1995 than 1994, a 14% decline. This reduction and a change in the product mix resulted in a $1.6 million decrease in operating profit from the timber operations.

Transportation
                      Quarter ended September 30, 1995
                                         1995      1994         % Increase
Net Sales                              46,646    43,734           6.7
Cost of Sales                          34,911    33,815           3.2
Selling, General and
   Administrative Expenses              4,692     3,730          25.8
Operating Profit                        7,043     6,189          13.8

                     Nine Months ended September 30, 1995
                                         1995      1994         % Increase
Net Sales                             138,582   131,661           5.3
Cost of Sales                         103,335    98,235           5.2
Selling, General and
   Administrative Expenses             13,983    12,172          14.9
Operating Profit                       21,264    21,254             -

                                       <8>

The composition of revenues and expenses in the Transportation segment changed significantly in 1995 as reported in the second quarter. Florida East Coast Industries (FECI) acquired an 80% interest in International Transit, Inc.
(ITI), a common motor carrier with 1994 annual operating revenues in excess of $21 million and, on April 1, 1995, the Florida East Coast Railway Company (FEC) commenced haulage agreements with a connecting rail carrier regarding the connecting carrier's intermodal traffic to and from FEC's south Florida intermodal terminals and enabling FEC to move intermodal freight to and from a terminal established by FEC at Macon, Georgia. Operating results for the transportation segment for the third quarter included ITI's revenues and expenses which accounted for most of the increases in operating revenues, operating expenses and selling, general and administrative expenses. Rail traffic showed a small decline in the third quarter of 1995 compared to the same period in 1994.

Sugar
                  Quarter ended September 30, 1995
                                         1995      1994         % Increase
Net Sales                              14,434     8,705          65.8
Cost of Sales                          10,409     6,945          49.9
Selling, General and
   Administrative Expenses                793       754           5.2
Operating Profit                        3,232     1,006         221.3

               Nine Months ended September 30, 1995
                                         1995      1994         % Increase
                                                                (Decrease)
Net Sales                              38,322    36,722           4.4
Cost of Sales                          26,656    29,319          (9.1)
Selling, General and
   Administrative Expenses              2,847     2,589          10.0
Operating Profit                        8,819     4,814          83.2

The sugar segment experienced a 58% volume increase in the third quarter of 1995 compared to 1994. The selling price rose 5%. Increased productivity drove down the cost per ton of sugar by 13.2%. The segment produced 28.3% more sugar in 1995 than 1994 with an 18.4% increase in the amount of cane ground and an 8.5% increase in the yield. Selling, general and administrative expenses were up by $39 thousand.


Real Estate
                       Quarter ended September 30, 1995
                                         1995      1994         % Increase
Net Sales                               8,406     5,573          50.8
Cost of Sales                           4,752     4,251          11.8
Selling, General and
   Administrative Expenses                847       437          93.8
Operating Profit                        2,807       885         217.1

                    Nine Months ended September 30, 1995
                                         1995      1994         % Increase
                                                                 (Decrease)
Net Sales                              22,976    31,271         (26.5)
Cost of Sales                          13,890    13,421           3.5
Selling, General and
   Administrative Expenses              2,051     1,457          40.8
Operating Profit                        7,035    16,393         (57.1)

In 1994, a single realty property sale of $11.3 million was made by Gran Central, Florida East Coast Industries, Inc. real estate subsidiary, to the State of Florida which was not repeated in 1995. Rent and other income increased by $1 million in the third quarter of 1995 compared to the same period in 1994. Cost of sales increased 11.8% in the third quarter compared to the same period in 1994. Selling, general and administrative expenses increased by $0.4 million.
                                    <9>

Other Income decreased $3 million in the third quarter of 1995 compared to 1994. Interest income increased by $0.7 million reflecting increased investment and higher rates. Gain on sales and other dispositions of property, plant and equipment decreased $4.4 million primarily due to the sale of timberlands in West Florida in 1994 which was not repeated in 1995. Other income, net rose by $0.5 million primarily due to the sale of material from the Company's linerboard mill.

Income from Continuing Operations increased $3.2 million (55%) during the third quarter of 1995 from the same period in 1994. Earnings from discontinued operations (net of income taxes), representing the Company's former Communications segment were $0.4 million above the third quarter of 1994. Net income for the quarter was 48% above the same period in 1994. Net Income per share increased $0.12 to $0.37. Income from continuing operations was $0.30 per share

Financial Position

The Company's financial position remains strong. Current assets rose to $293.1 million, an $5.8 million increase from year end. Current liabilities dropped by $1 million causing the current ratio to rise from 3.1 to 1 at year end to
3.2 to 1 at the end of the third quarter.

The Company increased its investment in marketable securities by $35.4 million over year end. Net property, plant and equipment increased by $28.4 million, largely in FECI. Deferred income taxes grew by $11.8 million, due to the tax effect of an increase in the unrealized gains on debt and marketable equity securities and a decrease in alternative minimum tax credits.

Stockholders' equity at September 30, 1995 was $32.80 per share, an increase of $2.08 from December 31, 1994.



                                     <10>

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

          No change from Form 10-K for the year ended December 31, 1994

     Item 5.  Other Information

          On November 2, 1995, the Company announced that it had entered into an agreement to sell its pulp and paper mill and container plants for approximately $390 million subject to certain purchase price adjustments.
          Four M Corporation operating under the name Box USA will purchase the sixteen box plants and a joint venture of Box USA and Stone Container Corporation will purchase the pulp and paper mill. The Company will retain its timberlands and will enter into a fifteen year fiber supply agreement with the buyer with two five-year extensions. Annual wood tonnage to be supplied from the Company's lands will not exceed that currently provided and will be at negotiated market prices adjusted on a quarterly basis.

          The transaction is subject to the approval of a majority of the outstanding shares of common stock of the Company. Dillon, Read & Co., investment banker representing the Company, has issued its opinion that the transaction is fair, from a financial point of view, to the shareholders of the Company. The Agreement is expected to be submitted for shareholder approval in the first quarter of 1996. The Alfred I. duPont Testamentary Trust, which owns approximately 70% of the outstanding shares, has advised the Company that it intends to vote its shares in favor of the transaction.

          The completion of the transaction is subject to the receipt of financing by Box USA and the joint venture. Other customary conditions apply, including termination of the Hart-Scott-Rodino waiting period.

          The Company's wholly owned subsidiary, St. Joe Industries, Inc. entered into an agreement on September 1, 1995 for the sale of its telephone wireline buisiness to TPG Communications, Inc., an affiliate of the Texas Pacific Group, for approximately $115 million subject to purchase price adjustments. The agreement involves the transfer of ownership in St. Joe Communications, Inc. and its three subsidiaries, Gulf Telephone Company, St. Joseph Telephone & Telegraph Company and the Florala Telephone Company, Inc., currently operating in Florida, Alabama and Georgia. The sale is subject to customary conditions, including certain regulatory approvals.

Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10(a) Stock Purchase Agreement dated as of September 1, 1995 between St. Joe Industries, Inc. and TPG Communications, Inc.

               10(b) Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container Company and St. Joe Paper Company on the one hand and Four M Corporation and Port St. Joe Paper Company on the other hand

               27 Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                               <11>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         St. Joe Paper Company
                             (Registrant)





                           J. M. Jones, Jr.
                        Vice President and CFO




                            D. M. Groos
                            Comptroller



                         November 14, 1995
                               Date



                               <12>

                           Exhibit Index

     10(a) Stock Purchase Agreement dated as of September 1, 1995 between St. Joe Industries, Inc. and TPG Communications, Inc.

     10(b) Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container Company and St. Joe Paper Company on the one hand and Four M Corporation and Port St. Joe Paper Company on the other hand

     27       Financial Data Schedule



                                <13>