Form 10-K405
period 1995-12-31
ST JOE PAPER CO
filed 1996-04-02
CIK 745308

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM             TO
                                                      -------------  ----------

                                 COMMISSION FILE NO. 1-10466

                             ST. JOE PAPER COMPANY
             (Exact name of registrant as specified in its charter)

                   FLORIDA                                      59-0432511
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

         SUITE 400, 1650 PRUDENTIAL DRIVE, JACKSONVILLE, FLORIDA 32207
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (904) 396-6600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -----------------------------    ------------------------------------------
 Common Stock, No par value               New York Stock Exchange

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price on March 15, 1996 was $532,053,520.

     As of March 15, 1996, there were 30,498,650 shares of Common Stock, no par value outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     (Specific pages incorporated are identified under the applicable item herein.) Portions of the Registrant's definitive Proxy Statement dated March 31, 1996 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

                               ITEM 1.  BUSINESS

     As used throughout this Form 10-K Annual Report, the terms "St. Joe," "Company" and "Registrant" means St. Joe Paper Company and its consolidated subsidiaries unless the context indicates otherwise.

CONTINUING OPERATIONS

     General. The Company was incorporated in 1936 under the laws of the State of Florida. The general purpose of the Company at incorporation were (1) to manufacture, buy, sell, import, export, and deal in pulpwood, woodpulp, paper, paperboard, all raw materials thereof, and products and by-products therefrom to establish, operate and maintain mills, plants and factories for such purpose and
(2) to buy, hold, work, develop, improve, divide or subdivide, sell, convey, lease, mortgage, pledge, exchange and otherwise deal in and dispose of all kinds of real and personal property.

     The Executive Offices of the Company are located in Suite 400, duPont Center, 1650 Prudential Drive, Jacksonville, Florida 32207 and its telephone number is (904) 396-6600.

     Financial information as to revenues, operating profits and identifiable assets by industry segment is set forth in footnote 12 to the Consolidated Financial Statements. Below is a description of each of these industry segments with information to the extent necessary and material in order that the Company's business taken as a whole can be understood.

     Transportation. The Company owns 54% of Florida East Coast Industries, Inc. ("FECI") which in turn owns 100% of Florida East Coast Railway ("FEC"). The Company also owns and operates the Apalachicola Northern Railroad ("ANRR"). The common stock, par value $6.25 per share, of FECI is registered pursuant to
Section 12(b) of the Securities Exchange Act (Commission file number 2-89530).

     Both FEC and ANRR are subject to regulation by the Surface Transportation Board and, in some areas, the State of Florida. These governmental agencies must approve, prior to implementation, changes in areas served and certain other changes in operations of FEC and ANRR.

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

     FEC had capital expenditures in 1995 of $26.6 million in addition to maintenance expenditures of $30.6 million. This compares to 1994 capital expenditures of $21.3 million and 1993 capital expenditures of $19.8 million. The maintenance expense in 1994 was $55.8 million and in 1993, $53.7 million.

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

     Capital expenditures by ANRR in 1995 were $1.6 million which compares to 1994 capital expenditures of $3.8 million and 1993 capital expenditures of $4.2 million. ANRR has budgeted $1.2 million in 1996 for capital expenditures.

     FEC is a party to various proceedings before state regulatory agencies relating to environmental issues. In addition, FEC, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the cleanup of designated Superfund sites at Jacksonville, Florida and Portsmouth, Virginia. FEC has made an estimate of its likely costs attributed to sites for which its cleanup responsibility is probable and a liability has been recorded. Such liability is not material to the financial position of FEC. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. FEC is not aware of any monetary sanctions to be proposed which in the aggregate, are likely to exceed $100,000, nor does it believe that corrections will necessitate significant capital outlays or cause material changes in its business. See "Legal Proceedings."

     ANRR has environmental problems involving stormwater run-off and contaminated soil from fuel oil and gasoline. These items cost approximately $0.3 million in 1995. These items are remediated and the only expenses anticipated for 1996 are for groundwater monitoring.

     Forestry. The Company owns approximately 700,000 acres of plantable pine timberland, of which approximately 665,000 acres are situated in northwestern Florida and the remaining 35,000 acres are situated in southern Georgia. Presently, approximately 623,000 acres have been planted as managed plantations to facilitate harvesting and reforestation and to maximize timber yields. During the current planting season, November, 1995 through the end of February, 1996, the Company anticipates planting 17 million seedlings on 22,500 acres. The Company owns, in total, approximately 1 million acres of land.

     Six forestry units and a wood procurement unit manage the timberlands. The timberlands are harvested by local contractors pursuant to agreements which generally are renewed annually. Timber harvested from Company timberlands accounted for 52% of mill wood requirements in 1995, compared to 54% in 1994. The Company has wood chipping facilities located at Lowry and Newport, Florida.

     The Company operates a nursery located in Capps, Florida. The nursery conducts research to produce faster-growing, more disease-resistant species of pine trees, and produces seedlings for planting on Company-owned plantations. In addition, the Company in cooperation with the University of Florida, is doing experimental work in genetics on the development of superior pine seed orchards. In 1995 and 1994 capital expenditures in the forestry operations were approximately $5.5 million each year. The Company has adopted a capital expenditure program for 1996 to reinvest approximately $5.5 million in these operations. These expenditures include nursery expense and tree planting.

     The forestry operation continues to have no major environmental problems. The one area of expense in 1995 was at one of the forestry units in connection with fuel contamination of soil. Approximately $0.1 million was spent on this in 1995 and it is estimated that $0.1 million will be spent in 1996 for cleanup and monitoring the ground water.

     Sugar. In 1971, the Company acquired a 60% interest in Talisman Sugar Corporation ("TSC") which is a grower of sugarcane located in the fertile Belle Glade area in south central Florida. In addition to growing sugarcane TSC harvests the cane and processes the cane into raw sugar. In 1984, the Company acquired the remaining 40% interest in TSC, thereby owning 100% of it today.

     The Company at the end of 1995 owned approximately 48,600 acres of agricultural land and leased approximately 6,000 acres for use in its sugarcane growing operation. Sugarcane production and processing is seasonal in nature. Sugarcane plantings generally yield two harvests before replanting is necessary. The Company harvests its sugarcane crop in one-year cycles, as do other Florida producers. The Company generally plants sugarcane in the fall of each year. Harvesting of a crop generally commences in October of each year and continues into the following March. During the 1995-1996 crop TSC grew sugarcane on approximately 43,000 acres of land.

     The majority of the Florida sugarcane producers, including TSC, harvest sugarcane using mechanical cane harvesters. Cane cutting and loading are performed with mechanized harvesters which reduces significantly the labor requirements, resulting in substantial cost savings and permits the grinding of the sugarcane more quickly after harvesting, resulting in improved efficiency. Mechanized harvesting, however, is less precise than manual harvesting, resulting in greater amounts of chaff and trash being mixed in with the harvested sugarcane. As a result, a minimal amount of sucrose is lost through leaching into the trash and chaff.

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

     The Company's sugar mill has a grinding capacity of approximately 11,500 tons of sugarcane per day. The Company ground approximately 1,321,000 tons of sugarcane in 1993, approximately 1,184,000 tons in 1994 and approximately 1,386,000 tons of sugarcane in 1995 from Company operated lands. Total raw sugar production for the Company was approximately 119,000 tons in 1993, 114,000 in 1994, and 137,715 tons in 1995.

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

     The sugar industry is highly competitive. The Company competes with foreign and domestic sugarcane and sugar beet processors, as well as manufacturers of corn sweeteners and artificial sweeteners such as aspartame and saccharin. Sugar is a volatile commodity subject to wide price fluctuations in the marketplace. Sugar prices have been supported by the United States Government through the Agriculture and Food Act of 1981 which restricts sugar imports in order to support the domestic sugar price. This Act was scheduled to terminate in 1990. The United States Congress in 1990, passed the Food, Agriculture, Conservation and Trade Act of 1990, which extended this price support program to cover the 1991-95 crops of sugarcane. The Federal Agriculture Improvement and Reform Act of 1996 which is pending signature by the President would extend the price support program.

     In 1994 the State of Florida enacted the Everglades Forever Act which significantly affects agriculture in the Everglades Agricultural Area ("EAA"). The Act calls for the creation of six Stormwater Treatment Areas ("STA") as buffers between the Everglades Protection Area and the EAA. The Act imposes substantial taxes on TSC and other agricultural interests to pay for construction of the STAs. There is concern in the Sugar segment with the new Clean Air Act and not knowing at this time what will be the complete impact of the Act on this operation. The sugarcane growers as well as TSC will need to get Title V permits as required under the Clean Air Act, as amended. It is not known at this time what the full impact of amendments to the Clean Air Act will be on the future operations of the Sugar segment.

     Capital expenditures by TSC in 1995 were $0.2 million and compare to $3.4 million in 1994 and $2.9 million in 1993.

     The Company had only minor expenditures for environmental problems in 1995. The only environmental problem TSC has, at present, is in the removal of water from its property. TSC has installed equipment to monitor the quality and quantity of water being pumped out of its pumping stations as required by the local Water Management District.

     Real Estate. The Real Estate segment of the Company consists of two operations, one a division of the Company known as Southwood Properties ("Southwood"), and Gran Central Corporation ("GCC"). The Company reorganized into industry segments in 1985 and at that time put most of the Company's investment and developable real estate into Southwood. GCC was incorporated in 1981, but was not very active until 1984 when, by reorganization, it received all of FECI's nonoperating real estate. The Real Estate segment was established for more efficient management and for better planning of future development, sales and/or leasing of various parcels of property. The property in this segment is suited for development in all areas, commercial, industrial, residential and resort. The Company began in the mid 80's to actively pursue plans to develop these real estate properties. The Real Estate segment became a significant business operation and for the first time in 1987 was reported as a separate segment of the Company.

     The Company has not in the past incurred debt in the development of its various projects. The financing of development activities has been accomplished from internally generated cash flows. This policy may not be continued into the future as the magnitude of construction expands, and new geographic and market areas are established. Debt may, therefore, be incurred in those situations where management deems the use of leverage will be appropriate to meet cash flow requirements and where it will enhance return on equity.

     The Company intends to take a more aggressive approach to development and will thereby utilize well situated properties whenever the market permits. Those properties that are well situated marketwise that the Company does not elect to develop may be sold to third parties or utilized in joint ventures. The Company's objectives will continue to emphasize the building of long-term appreciation, but at the same time through both horizontal and vertical construction and the sale/lease of properties generate additional cash flow and net income.

     The growth of the panhandle area, where the Company owns significant acreage, is expected to continue, although at a much lower rate than is generally expected for the rest of the state. Florida's fastest population and employment growth areas are expected to be along both coasts (excluding the panhandle region) and in central Florida. GCC owns sizable acreage within several high-growth areas along Florida's east coast, including, but not limited to, the West Palm Beach, Melbourne-Titusville, Daytona Beach, Miami-Hialeah and Fort Pierce areas. The focus of GCC's activities has been the Miami and Jacksonville area.

     Although this growth has provided, and is expected to continue to provide, significant real estate development opportunities, there is substantial concern among state and local authorities about the impact that this development may have on the environment and facilities and services provided by municipalities. As a result, land use and environmental regulations are becoming more complex and burdensome. Development of real property in Florida entails an extensive approval process which involves regulatory agencies with overlapping jurisdictions. The process requires compliance with the Local Government Comprehensive Planning and Land Development Act (the "Growth Management Act"). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact ("DRI") application by a state-appointed regional planning council. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to have a material effect on the Company's real estate development activities in the area of land use and its application to wetlands.

     Southwood manages the extensive properties that the Company owns and has identified as suitable for development in the Florida panhandle and in St. Johns county. These wooded properties include substantial gulf, lake and riverfront acreage and, therefore, are well suited to residential and resort development, including development as large residential and mixed-use planned communities. A portion of the Company's property along the northwestern coast of Florida is suitable for commercial or industrial development. Southwood's general strategy for developing its residential and mixed-use properties will be to install infrastructure improvements, such as sewers, utility hookups and roads, and to sell lots to builders or individuals for building in accordance with the master development plan formulated for the community. At present, the Company does not intend to build individual homes.

     In 1991, Southwood completed the construction of its first office building containing 11,700 square feet. This building is in the Southwood Center Office Park, Panama City, Florida and at December 31, 1995 was 100% leased. Construction of the next building at this location was begun during 1995 and is expected to be completed in March 1996. In 1995, the Company was successful in a variance request for Phase III of the Woods. This has delayed construction but is expected to improve the financial returns of the project. The Retreat, which will be a 100 lot, gulf-front subdivision near Old Florida Beach in Walton County has received state environmental permits. Federal permits are pending and are expected to be issued by the end of the first quarter in 1996. Phase I of 50 lots will be completed this year with the first sales anticipated at year end 1996. Site development for the 70 lot Phase I of Summerwood, a 200 lot subdivision in Bay County, began in 1995 and is expected to be finished in March 1996. The development permit for Camp Creek subdivision, an 18 lot gulf-front subdivision in Walton County, was issued in December 1995 with sales possible by year end 1996.

Southwood had approximately $1.0 million in capital expenditures in 1995 compared to $0.3 million in 1994 and $1.5 million in 1993.

     The development properties owned and managed by GCC total approximately 19,100 acres. These properties are in thirteen counties situated in a corridor running along the eastern seaboard of Florida between Jacksonville and Miami. They include both urban and rural properties on sites that range in size from parcels of under one acre to a tract of over 6,000 acres. Many of the properties are located on strategic urban streets or are easily accessible by major highways such as Interstate 95 or U. S. Route 1 and several are located adjacent to mass transit facilities.

     Approximately two-thirds of GCC's properties are located in or adjacent to industrial and commercial corridors, and are well suited to the development of office buildings, office/distribution parks and industrial parks. GCC has been pursuing planning, permitting and infrastructure development and now has approximately 4.0 million square feet of buildings. Approximately 95% of the leasable space was under lease at year-end 1995 compared to 90% in 1994 and 88% in 1993. In 1995, GCC added approximately 0.3 million square feet of leasable space. GCC had capital expenditures of $44.0 million in 1995 compared to $28.0 million in 1994 and $34.1 million in 1993.

DISCONTINUED OPERATIONS

     Forest Products. The Company is a vertically integrated producer of corrugated containers. It owns a paper mill located in Port St. Joe, Florida, and 16 container plants located throughout the eastern half of the United States. The Company's forestry operations supply wood chips and pulpwood to the mill, which produces linerboard, some of which is bartered for corrugating medium. The container plants convert the linerboard and corrugating medium into corrugated containers. The Company produces and sells a wide variety of corrugated containers to processors and manufacturers in the food, agricultural, paper, petrochemical, plastics, electronics, electrical equipment and machinery industries. Demand for corrugated containers is cyclical and correlates closely with real growth in the United States gross national product and also with population and other demographic factors.

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

     The Company's operating strategy for its forest products operations has been to reduce unit production costs by increasing operating efficiency and maximizing capacity utilization. In addition, the Company emphasizes the marketing and production of higher margin products such as the Company's mottled white linerboard and high performance linerboard, over unbleached linerboard.

     The Company's paper mill, located at Port St. Joe, Florida, produces mottled white and unbleached linerboard, a principal component of corrugated containers. The mill can produce linerboard in a full range of grades and weights. Set forth below is certain information as to mill linerboard production for the years indicated:

                             LINERBOARD PRODUCTION
                                   (IN TONS)

                                                                       TOTAL      AVERAGE DAILY
                                 YEAR                                PRODUCTION    PRODUCTION*
    ---------------------------------------------------------------  ----------   -------------
    1995...........................................................    441,229        1,372
    1994...........................................................    477,990        1,375
    1993...........................................................    444,005        1,254
    1992...........................................................    425,087        1,266
    1991...........................................................    433,352        1,308

- ---------------
* Average daily production is computed by dividing the total production of each paper machine by the number of days on which such paper machine operates each year.

     In 1994 and 1995, approximately 52% of mill production in tons was mottled white linerboard marketed by the Company under the trade name "Crest White." Demand for mottled white linerboard has increased significantly in recent years. Mottled white linerboard, which is more aesthetically attractive than unbleached linerboard, in 1995 sold at approximately 27% over the price of unbleached linerboard while, in 1994, this upcharge was 39%. Since mottled white linerboard offers significantly higher profit margins than unbleached linerboard, the Company has emphasized, and expects to continue to emphasize, the production of mottled white over unbleached linerboard. Approximately 60% of the Company's mottled white linerboard production in 1995 was traded to other producers under trade agreements in exchange for corrugating medium or kraft liner.

     The capital expenditures at the paper mill in 1994 for maintenance and upgrade were $20.3 million which compares to $11.5 million for the 1995 capital and maintenance expenditures. The 1996 budget for maintenance and upgrade at the paper mill is $12.9 million.

     The Company has sought to lower its energy costs at the mill by using increasing amounts of timber harvesting and pulp mill by-products as energy sources. The mill's boilers use "biomass" fuel (scrub wood, bark and timber wastes) and "black liquor" solids (a by-product of the wood pulping process) to meet a substantial percentage of the mill's energy requirements. In 1995, fuel oil and natural gas accounted for 27.12% of mill energy requirements. Black liquor solids and biomass supplied most of the mill requirements.

     Linerboard and corrugating medium are the principal materials used in the manufacture of corrugated containers. The container plants have an aggregate production capacity of approximately 8 billion square feet of containerboard per year. The plants in 1995 produced approximately 6.7 billion square feet of containerboard. In 1995, fourteen of the container plants operated on two shifts and two on one shift. The Company could increase capacity by running the two plants that are on one shift two additional shifts, as well as adding a third shift to the fourteen plants presently on two shifts. The Company's paper mill production resulted in supplying of approximately 84% of the container plants' requirements for linerboard and corrugating medium for 1995 which was up from the 78% that was supplied in 1994.

     The Company's container plants accounted for approximately 2% of the total national industry shipments during 1995 and 1994 up from approximately 1.9% in 1993. The Company's corrugated container business services approximately 2,700 customers. The single largest customer accounted for approximately 3% of the Company's corrugated container shipments for 1995 and the ten largest customers accounted for approximately 15% of the Company's 1995 corrugated container revenues.

     The Company considers its container plant facilities to be in satisfactory condition. To maintain and upgrade these facilities, the Company spent $0.9 million in 1995. The Company maintains a laboratory facility located in Louisville, Kentucky, which tests container components, materials and workmanship to ensure quality control for container products.

     Recycled fiber is obtained in part from third parties and in part from mill operations. In 1995 and 1994, recycled or secondary fiber supplied approximately 13% and 17% respectively, of the mill's total fiber requirements.

     In 1995, the mill at Port St. Joe spent $1.88 million on environmental related items. These were for asbestos removal and disposal, repair of the recovery boiler precipitator, replacement of PCB transformers, and construction of chemical containment areas. The Company has budgeted $1.6 million in 1996 for predominantly capitalized environmental items. The main items in 1996 will be for additional asbestos removal and disposal and modifications to meet proposed Environmental Protection Agency Cluster Rules. The imposition of new requirements is anticipated under revised permits issued under EPA's Title V program and under the EPA's proposed Effluent Limitation Guidelines, Pretreatment Standards, and New Source Performance Standards: Pulp Paper and Paper Board Categories; National Standards for Hazardous Air Pollutants for Source Category; Pulp and Paper Production (the "Cluster Rules"). The Cluster Rules have not been finally adopted and remain subject to change. The Company has not yet formulated a final plan for the application of these programs for St. Joe Forest Products Company ("SJFP"). Until these regulations are finally implemented process capital cost and operating estimates cannot be made. EPA has delayed the issuance of comments regarding revised Cluster Rules that was scheduled for late 1995 until sometime in 1996.

     In addition, SJFP has notified the Florida Department of Environmental Protection of emission sources not currently permitted and has received an exemption for them until they are included in the application for permitting under the Title V program. St. Joe Container Company ("SJCC") will have additional permitting requirements under the Title V program, but this is not expected to impose substantial additional cost on the Company.

     Wastewater from SJFP is handled by the City of Port St. Joe Industrial Wastewater Treatment Plant ("IWTP") under a permit issued by the City of Port St. Joe ("CPSJ"). SJFP bears the preponderate costs of operating the IWTP under an agreement with the IWTP and other industrial users of the IWTP. The wastewater is discharged from the IWTP into the Gulf County Canal. The ability of the CPSJ to take wastewater from SJFP is dependent upon the CPSJ's maintaining its NPDES Permit. CPSJ is appealing the recent permit issued by the EPA. The CPSJ objects to certain parameters and conditions of the permit. SJFP is cooperating with the CPSJ and expects that even if the appeal is not successful, it will not impair IWTP's ability to accept its wastewater nor substantially affect its costs.

     In 1995, the Company had expenses at several plants with the total for all plants being less than $0.4 million. Anticipated spending is approximately $0.8 million in 1996 on similar items.

     Communications. St. Joe Communications, Inc. ("SJCI") provides unregulated telecommunications services such as the sale of communications systems and of telephone equipment to commercial and residential customers and in addition owns three regional operating telephone companies. The operating companies provide local telephone communications services in 12 northwestern Florida counties, 2 southern Alabama counties and 1 Georgia county through 19 exchanges located in the region which service approximately 36,900 access lines. In addition to providing local exchange telephone service, the Company's facilities are connected with other telephone companies and the nationwide toll networks of long distance carriers. The Company also supplies telephone and other communications service to Tyndall Air Force Base pursuant to a long-term contract.

     In addition to its regular telephone services, the Communications segment participates in one limited partnership with a major telecommunications company as partner to provide cellular telephone service.

     The Company owns and leases to MCI a fiber optic transmission network extending from Fort Walton Beach to Tallahassee of approximately 150 miles. The parties have recently agreed to enter into a 5-year extension of the lease. The Company owns fiber optic routes from Port St. Joe to Blountstown, Carrabelle, and Tyndall Air Force Base, Blountstown to Bristol and Perry to Keaton Beach and one-half of the distance from Perry to Tallahassee. These locations are all in Florida and total over 326 miles. This network is used exclusively to serve intercompany and intracompany routes. The intracompany routes are major feeder routes between exchanges and/or electronic remote facilities associated with the various exchanges. The companies will continue to install fiber optic cable for these same basic transmission functions.

     SJCI has a policy to invest in the latest, most advanced equipment and technology. In keeping with this policy SJCI expended $5.8 million on capital improvements in 1995 which compares to $5.4 million that was spent in 1994 and $5.3 million in 1993. The Communications operations are subject to regulations by the Public Service Commissions of the states of Florida and Alabama with respect to intrastate services and the Federal Communications Commission with respect to interstate services. The operating companies are limited to certain specified rates of return on its regulated operations and in 1990 and 1991 exceeded these permitted rates of return and were required to rebate the excess revenue to its customers.

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

NEW PRODUCTS

     During 1995, no single refinement or group of refinements was introduced which would require the investment of a material amount of the Company's assets or which otherwise would be considered material.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     During 1995 and 1996 to date, all of the raw materials the Company uses were available in adequate supply from multiple sources.

     Talisman owns or leases approximately 53,800 acres of land in Palm Beach County, Florida, of which approximately 43,000 acres are being used to grow sugarcane.

PATENTS AND LICENSES

     The Company did not obtain any new patents or licenses in 1995. The Company has no pending applications for trademarks.

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

CUSTOMERS

     Major customers exist for each of the Company's industry segments. TSC has a contract with Everglades Sugar Refinery, Inc. to purchase the entire raw sugar production. This contract runs through the 1997/1998 crop year and is automatically renewed each crop thereafter. Either party can decline to renew by giving notice to the other party no later than October 1 of the fourth year prior to the termination date. No other single customer accounts for 10% or more of the Company's consolidated revenues.

RESEARCH AND DEVELOPMENT

     The Company maintains a nursery and research facility in Capps, Florida, which grows seedlings for use in reforestation of its lands. Experiments in forestry genetics, including research on the production of faster growing, more disease-resistant pine species, are also conducted at this facility. The Company also participates through cooperation with the University of Florida in their Genetics Co-op program. This experimentation work is in genetics, plantation and fertilization. The amounts spent during the last three fiscal years on Company-sponsored research and development activities were not material.

EMPLOYEES

     The Company had approximately 5,000 employees at December 31, 1995. Approximately 70% of the Company's employees are covered by collective bargaining agreements with 9 different unions. These agreements generally have terms of between one and four years and have varying expiration dates. The Company considers its relations with its employees to be good. Upon consummation of the sale of the pulp and paper mill and container plants and the sale of the communications segment, the Company expects to have approximately 1,700 employees.

     Set forth below are the names, ages (at March 15, 1996), positions and offices held, and a brief account of the business experience during the past five years of each executive officer.

                   NAME                      AGE              POSITION WITH COMPANY
- -------------------------------------------  ---   -------------------------------------------
Winfred L. Thornton........................  67    Chairman of the Board and Chief Executive
                                                   Officer since 1991; President 1984-1991;
                                                   Director since 1968; President of FECI
                                                   1984-1995; Chairman of the Board of FECI
                                                   since 1984; President of FEC 1964-1984.
Robert E. Nedley...........................  57    President since 1991; Vice President
                                                   1981-1991; Director since 1989.
Howard L. Brainin..........................  66    Vice President and Director since 1992;
                                                   President of SJCC since 1992; Regional Vice
                                                   President at SJCC 1982-1992.
Edward C. Brownlie.........................  58    Vice President -- Administration since
                                                   1992; Treasurer 1977-1992; Director
                                                   1982-1995.
E. Thomas Ford.............................  62    Vice President since 1981; Director
                                                   1989-1995.
J. Malcolm Jones, Jr.......................  42    Vice President and Chief Financial Officer
                                                   since 1995; President, AmSouth Bank of
                                                   Florida, Jacksonville Bank 1994-1995;
                                                   President and Chief Executive Officer of
                                                   Florida Bank 1990-1994.

     There are no family relationships among the persons named above. All officers serve at the pleasure of the Board of Directors of the Company and there is no arrangement or understanding between any of the officers of the Company and any other persons pursuant to which such officer was selected as an officer. Each officer has been elected to the position shown until the next annual election of officers, which is to be held on May 14, 1996.

                               ITEM 2  PROPERTIES

     The principal manufacturing facilities and other materially important physical properties of the Company at December 31, 1995 are listed below and grouped by industry segment. All properties shown are owned in fee simple except where otherwise indicated.

CONTINUING OPERATIONS

     Corporate Facilities. Jacksonville, Florida -- Occupies approximately one and one-half floors of a four story Company-owned building.

     Forestry

        Forestry Management Facilities
           Albany, Georgia
           Hosford, Florida
           Newport, Florida
           Port St. Joe, Florida
           West Bay, Florida
           Wewahitchka, Florida

        Chip Plants
           Lowry, Florida
           Newport, Florida

        Nursery and Genetics Research Facility
           Capps, Florida

        Pulpwood Procurement Offices
           Port St. Joe, Florida

     Agricultural Lands. The Company owns slightly over one million acres of agricultural lands in Florida and Georgia and leases an additional 6,000 acres.

     Transportation. FEC owns three four-story buildings in downtown St. Augustine, Florida which it uses for its corporate headquarters. Its transportation facilities include 351 miles of main track, which is mostly 132# rail on concrete crossties, 91 miles of branch line track, 157 miles of yard switching track and 184 miles of other track. FEC owns 82 diesel electric locomotives, approximately 2,740 freight cars, approximately 1,590 tractor and/or trailer units for highway service, numerous pieces of work equipment and automotive vehicles. All property and equipment owned is in good physical condition.

     Sugar Operations. Belle Glade, Florida. The Company owns approximately 48,600 acres of land and leases approximately 6,000 acres. In addition, it owns a raw sugar mill and various types of agricultural equipment.

     Real Estate. Southwood owns approximately 50,000 acres of investment land the majority of which is located in West Florida. The counties with the largest holdings at December 31, 1995 are as follows:

                             COUNTY                                ACRES
- -----------------------------------------------------------------  ------
Bay..............................................................  25,020
Leon.............................................................   9,612
Franklin.........................................................   7,049
St. Johns........................................................   4,321
Walton...........................................................   1,993
Wakulla..........................................................   1,153

     Southwood owns an office building in Panama City, Florida which was completed in 1991 and contains 11,700 square feet.

     GCC at December 31, 1995 owned and managed approximately 19,146 acres of land, including approximately 1,132 acres owned by FEC. The largest holdings by Florida counties are as follows:

                              COUNTY                                ACRES
- ------------------------------------------------------------------  -----
Volusia...........................................................  3,581
Flagler...........................................................  3,464
St. Johns.........................................................  3,385
Brevard...........................................................  2,799
Dade..............................................................  1,684
Duval.............................................................  1,534
Manatee...........................................................    897

     GCC also owned at year-end 1995 fifty buildings as detailed below:

                               NUMBER OF                                 RENTABLE         YEAR
          LOCATION             BUILDINGS              TYPE              SQUARE FEET       BUILT
- -----------------------------  ---------   ---------------------------  -----------   -------------
duPont Center                       2      Office                          144,000          1987/88
  Jacksonville, FL
Barnett Plaza                       1      Office                           59,000             1982
  Jacksonville, FL
Gran Park at Interstate South       6      Office/Showroom/Warehouses      260,000          1987/89
  Jacksonville, FL
Gran Park at the Avenues            2      Office/Showroom/Warehouses      101,000             1992
  Jacksonville, FL
                                    3      Office                          225,000       1992/93/95
                                    1      Office/Warehouses               147,000             1994
Gran Park at Melbourne              1      Office/Showroom/Warehouse        28,000             1989
  Melbourne, FL
Gran Park at Lewis Terminals        1      Office/Showroom/Warehouse        62,000             1987
  Riviera Beach, FL
                                    2      Rail Warehouses                 176,000          1982/87
                                    4      Cross Docks                      75,000          1987/91
Gran Park -- McCahill               2      Rail Warehouses                 468,000          1992/94
  Miami, FL
Gran Park at Miami                  5      Office/Showroom/Warehouses      368,000    1988/90/92/94
  Miami, FL
                                    4      Office/Warehouses               382,000    1990/91/92/93
                                    4      Rail Warehouses                 398,000    1989/90/93/94
                                    7      Front Load/Warehouses           790,000    1991/92/93/95
                                    1      Double Front Load Warehouse     239,000             1993
                                    1      Office Service Center            39,000             1994
Hialeah, FL                         1      Cross Dock                       20,000             1987
                                    1      Transit Warehouse                30,000             1975
Pompano, FL                         1      Rail Warehouse                   54,000             1987
                                   --                                   -----------
               Total               50                                    4,065,000
                               ========                                  =========

     GCC's holdings include lands adjacent to FEC tracks which are suitable for development into office and industrial parks offering both rail and non-rail-served parcels. Certain other holdings are in urban or suburban locations offering opportunities for development of office building structures or business parks offering both office building sites and sites for flexible space structures such as office/showroom/warehouse buildings.

Wherever possible, GCC intends to develop infrastructure and construct buildings for lease and continued ownership.

DISCONTINUED OPERATIONS -- PROPERTIES UNDER CONTRACTS TO SELL

  Forest Products

     Paper Mill
       Port St. Joe, Florida

     Container Manufacturing Plants
      Atlanta, Georgia
      Baltimore, Maryland
      Birmingham, Alabama
      Charlotte, North Carolina
      Chesapeake, Virginia
      Chicago, Illinois
      Dallas, Texas
      Dothan, Alabama
      Hartford City, Indiana
      Houston, Texas
      Lake Wales, Florida
      Laurens, South Carolina
      Louisville, Kentucky
      Memphis, Tennessee
      Pittsburgh, Pennsylvania
      Port St. Joe, Florida

     Marketing Offices
       Union, New Jersey (leased)

  Communications -- Telephone Exchanges and Offices

     Alligator Point, Florida
     Altha, Florida
     Apalachicola, Florida
     Blountstown, Florida
     Bristol, Florida
     Carrabelle, Florida
     Chattahoochee, Florida
     Eastpoint, Florida
     Florala, Alabama
     Hosford, Florida
     Keaton Beach, Florida
     Laurel Hill, Florida
     The Beaches, Florida
     Paxton, Florida
     Perry, Florida
     Port St. Joe, Florida
     Tyndall AFB, Florida
     Wewahitchka, Florida
     Wing, Alabama

     The Company considers that its facilities are suitable and adequate for the operations involved. All facilities are being productively utilized in the business.

                           ITEM 3.  LEGAL PROCEEDINGS

     SJFP has been named as a potentially responsible party for the remediation of a designated Superfund site near Tampa, Florida. The United States Environmental Protection Agency ("USEPA") has alleged that SJFP caused certain materials to be disposed of at the site over a period of years in the late 1970's or early 1980's. SJFP has provided USEPA with certain evidence indicating that SJFP did not dispose of any material at the site. SJFP has declined an invitation to join a PRP Group as a de minimis party. SJFP continues to deny liability, and vigorously opposes any attempt to impose any liability upon it for the remediation of the site.

     FEC has been named as a potentially responsible party for the remediation of a designated Superfund Site near Jacksonville, Florida. The USEPA has alleged FEC caused certain materials to be disposed of at the site over a period of years. The USEPA has offered all named PRP's an opportunity to participate in a pilot allocation program. This program is similar to binding arbitration. If FEC participates in this program, its share of the liability for the remediation of the site will be fixed. The USEPA has also offered to negotiate a separate settlement with certain parties, including FEC, whom the USEPA considers to be de minimis parties. FEC believes that, whichever alternative is chosen, its liability for the remediation of the site will not be material.

     FEC has been named as a potentially responsible party for the remediation of a designated Superfund Site in Portsmouth, Virginia. The USEPA has alleged that FEC caused certain materials to be sent to the site over a period of years. These materials were utilized by the owner of the site in the course of its business which FEC believes caused the site to become contaminated. FEC is vigorously opposing any attempt to impose any liability upon FEC. The owner of the site filed suit in the United States District Court for the Eastern District of Virginia, Norfolk Division, seeking to impose liability upon the defendants, including FEC, for remediation of the site. Defendant railroad companies have formed a joint defense group and continue to oppose the imposition of any liability upon them. In the event the railroad defendants do not prevail upon the issue of liability, FEC believes its responsibility for the remediation of the site will not be material.

     The Company through its subsidiaries, is a party to various proceedings before state regulatory agencies relating to environmental issues. The Company is not aware of any monetary sanctions to be proposed, which in the aggregate, are likely to exceed $100,000.00, nor does it believe that corrections, if any, will necessitate significant capital outlays or cause material changes in its business.

     The Company, through its subsidiaries, is a party in various pending legal proceedings which are ordinary, routine litigation incidental to its business.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the Company's 1995 fiscal year to a vote of security holders, whether by solicitation of proxies or otherwise.

                                    PART II

                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                     STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     The Company had 876 common stockholders of record as of March 15, 1996. The Company's common stock is quoted on the New York Stock Exchange ("NYSE") Composite Transactions Tape under the symbol "SJP".

     The range of high and low sales prices for the Common Stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below.

                                 FISCAL YEAR                                    HIGH       LOW
- ------------------------------------------------------------------------------  ----       ----
1994   First Quarter..........................................................  57 7/8     50 1/4
       Second Quarter.........................................................  57         49 1/8
       Third Quarter..........................................................  62 5/8     49 1/4
       Fourth Quarter.........................................................  61 7/8     54 1/4
1995   First Quarter..........................................................  67 3/4     53 3/4
       Second Quarter.........................................................  65 1/2     60 5/8
       Third Quarter..........................................................  64 1/2     60
       Fourth Quarter.........................................................  62 3/4     53 1/2
1996   First Quarter..........................................................  61 1/2     53 7/8

DIVIDENDS

     The Company paid a cash dividend of $.20 per share to holders of the Common Stock in 1994 and 1995. A dividend of $.05 per share for the first quarter of 1996 is payable on March 31, 1996 to holders of record on March 24, 1996. Although the Company has historically paid quarterly cash dividends of $.05 per share and there are currently no plans to reduce such dividends following the sale of the paper mill and container plants and the sale of the communications segment and the planned pro rata distribution of the net proceeds thereof to its stockholders, there can be no assurance that such practice will continue in the future.

                        ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for the five years ended December 31, 1995 have been derived from the audited consolidated financial statements of the Company. The statement of operations data with respect to the years ended December 31, 1995, 1994 and 1993 and the balance sheet data as of December 31, 1995 and 1994 have been derived from the audited financial statements of the Company as included in this Annual Report on Form 10-K. The statement of operations data with respect to the years ended December 31, 1992 and 1991 and the balance sheet data as of December 31, 1993, 1992 and 1991 have been derived from audited financial statements of the Company previously filed with the SEC but not incorporated by reference or included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the financial statements and the notes related thereto included elsewhere in this Annual Report on

Form 10-K. See "Management Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Financial Statements."

             (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                         1995     1994     1993     1992     1991
                                                        ------   ------   ------   ------   ------
FINANCIAL CONDITION
Total Assets..........................................  $1,531   $1,449   $1,396   $1,289   $1,280
                                                        ======   ======   ======   ======   ======
Current Assets........................................  $  497   $  485   $  486   $  442   $  465
Less: Current Liabilities.............................      44       68       69       56       68
                                                        ------   ------   ------   ------   ------
Working Capital.......................................     453      417      417      386      397
  Current Ratio (to 1)................................    11.3      7.0      6.9      7.9      6.8
Investment & Other Assets.............................     229      207      187      164      175
Properties, at Cost...................................   1,105    1,040      990      935      870
Less:
  Accumulated Depreciation............................     300      283      268      250      229
  Long-Term Debt......................................      --       17       16       16       18
  Reserves and Other Liabilities......................      12       11        8       16       13
  Deferred Income Taxes...............................     192      165      161      137      137
  Minority Interests..................................     267      251      239      230      221
                                                        ------   ------   ------   ------   ------
Shareholders' Equity..................................  $1,016   $  937   $  902   $  836   $  824
                                                        ======   ======   ======   ======   ======
RESULTS OF OPERATIONS
Net Sales and Operating Revenues......................  $  335   $  331   $  312   $  300   $  287
                                                        ======   ======   ======   ======   ======
Operating Profit......................................  $   47   $   60   $   55   $   43   $   34
Other Income..........................................      19       25       12       18       37
Less:
  Taxes on Income.....................................      25       31       30       22       24
  Income Applicable to Minority Interest..............      12       16       10       11       13
                                                        ------   ------   ------   ------   ------
Net Income from Continuing Operations.................      29       38       27       28       34
Earnings (Loss) from Discontinued Operations..........      45        4      (15)     (12)      (6)
Cumulative Effect of Change in Accounting Principle...      --       --       21       --       --
                                                        ------   ------   ------   ------   ------
Net Income............................................  $   74   $   42   $   33   $   16   $   28
                                                        ======   ======   ======   ======   ======
PER COMMON SHARE
Book Value -- End of Year.............................  $33.31   $30.72   $29.58   $27.35   $27.02
                                                        ======   ======   ======   ======   ======
Net Income from Continuing Operations.................  $ 0.96   $ 1.24   $ 0.87   $ 0.92   $ 1.11
Earnings (Loss) from Discontinued Operations..........    1.46     0.14    (0.48)   (0.40)   (0.19)
Cumulative Effect of Change in Accounting Principle...      --       --     0.68       --       --
                                                        ------   ------   ------   ------   ------
Net Income............................................  $ 2.42   $ 1.38   $ 1.07   $ 0.52   $ 0.92
                                                        ======   ======   ======   ======   ======
Net Income as % of Book Value.........................     7.3      4.5      3.6      1.9      3.4
Dividends Paid........................................  $ 0.20   $ 0.20   $ 0.20   $ 0.20   $ 0.20

- ---------------

(1) As discussed in Note 3 to the Consolidated Financial Statements, net operating results of the communications segment, linerboard mill and container plants are shown separately as earnings (loss) from discontinued operations for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. Net assets to be disposed of have been classified as a current asset at December 31, 1995. The 1994, 1993, 1992 and 1991 presentations have been restated to reflect this classification.
(2) As discussed in Note 4 to the Consolidated Financial Statements, the Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to affect taxable income. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 also requires the recognition of a deferred tax liability on the undistributed earnings of subsidiaries applied on a prospective basis. Effective January 1, 1993, the Company adopted SFAS 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income.
(3) As discussed in note 4 to the Consolidated Financial Statements, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. This adoption increased Shareholders' Equity by $41.5 million or $1.36 per share.
(4) In 1988, a subsidiary entered into an agreement with the Florida Department of Transportation (DOT) for the sale of approximately 20.7 miles of abandoned 100-foot wide right-of-way. The total sales price of $35.5 million was divided into six segments. The DOT made an initial payment of $10 million and issued an executory note for $25.5 million at an interest rate of 9.01%. As the payments from the State were received, the liens on the pro rata portion of the succeeding segments were removed and related gains recognized. A principal and interest payment of $6.25 million was received in 1989, a payment of $8.86 million was received in 1990, and a final payment of $16.4 million was received in 1991. The land sale gain recognized in 1991 amounted to $15 million and was included in Other
    Income.

                 ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and "Item 1. Business" included elsewhere herein, which are incorporated herein by reference.

OVERVIEW

     On September 1, 1995, a wholly owned subsidiary of the Company, St. Joe Industries, Inc. ("Industries"), agreed to sell the stock of SJCI to TPG Communications, Inc. ("TPG") for approximately $115 million, subject to purchase price adjustments. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") has expired, and the Federal Communications Commission, as well as the Florida and Georgia Public Service Commissions, have issued all regulatory approvals in connection therewith. This transaction is currently scheduled to close in April 1996. SJCI sold its interest in three cellular partnerships for an aggregate sales price of $25,051,600, and the sales proceeds will be distributed to Industries prior to the closing of the transaction with TPG. SJCI has also entered into a contract to sell its remaining cellular partnership for an aggregate sales price of $1,607,000, and this sale is expected to be consummated following the approval of the Federal Communications Commission expected in the second quarter of 1996. These sales represent the Company's entire communications segment. On November 1, 1995, SJFP agreed to sell its pulp and paper mill to a joint venture ("JV") between Four M Corporation ("FMC") and Stone Container Corporation and SJCC agreed to sell its container plants to FMC for approximately $390 million subject to purchase price adjustments and contingent, among other things, on the buyer's receipt of financing and approval of the Company's stockholders. The waiting period under the HSR Act in connection with the sale has expired. The Company expects to hold a special meeting of stockholders for approval of such transaction in April 1996. In that regard, the Alfred I. duPont Testamentary Trust, which has the sole right to vote approximately 70% of the Company's common stock, has advised the Company that it intends to vote its shares in favor of the transaction, subject to certain conditions. Assuming the conditions are satisfied, approval of the transaction by the holders of a majority of the shares of the Company's common stock will be assured. Prior period financial statements have been restated to reflect the reclassification of the communications segment, the pulp and paper mill and container plants as discontinued operations.

     Consolidated net income rose to $73.8 million ($2.42 per share) for the year ended 1995 compared to $42.1 million ($1.38 per share) for 1994 and $32.6 million ($1.07 per share) in 1993. These results included the earnings (loss) from discontinued operations net of taxes, which were $44.5 million in 1995 and $4.3 million in 1994 compared to a loss of $14.6 million in 1993. These results also include the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" in 1993. This change amounted to $20.5 million ($0.68 per share) in 1993. Excluding the cumulative effect of accounting changes, net income for 1993 was $12.1 million ($0.39 per share).

     Net sales and operating revenues rose to $334.9 million for the year ended December 31, 1995, an increase of $4 million from 1994. Transportation operating revenues increased by $10.9 million and sugar net sales were up by $2.6 million. Forestry revenues declined slightly while real estate revenues dropped by $9.4 million, principally due to a condemnation sale which occurred in 1994 and was not repeated in 1995. In 1994, revenues increased in all segments compared to 1993, rising from $312.5 million in 1993 to $330.9 million in 1994.

     Operating profits declined by $12.7 million in 1995 from $60 million in 1994. Lower cost of sales helped the sugar segment realize a $7 million increase in operating profit. The transportation segment experienced a $1.4 million decrease in operating profit. The net from the condemnation sale referred to above was the largest factor in the $10.8 million decline of real estate operating profit. Increased cost of sales in the forestry segment contributed heavily to the $7.5 million decrease in its 1995 operating profit. In 1994, sugar and real estate operating profits increased while transportation and forestry declined.

     Other income declined in 1995 primarily due to land sales of $3.5 million by transportation subsidiaries and $8.7 million by forestry subsidiaries in 1994 which were not repeated in 1995. These sales also contributed to the $12.8 million increase in 1994 over 1993.

     The provision for income taxes decreased by $6.9 million in 1995 compared to 1994 after increasing by $1.1 million in 1994 compared to 1993. These changes are due to the changes in taxable income during these years. The 1993 provision reflects the deferred tax effect of the change in the federal income tax rate enacted that year. The Company files a consolidated federal income tax return for the parent and all 80% or greater owned subsidiaries. The effective income tax rate was 37.1%, 36.9% and 45.1% in 1995, 1994 and 1993, respectively. In 1993, the Company adopted SFAS No. 109 which resulted in the recognition of $20.5 million in additional income in 1993 for the cumulative effect of the change in accounting for income taxes.

     Income from continuing operations was $29.4 million in 1995, a decrease of $8.5 million from 1994, which had been $11.2 million higher than 1993. The land sales referred to above were the primary causes of the changes in income.

     Assuming consummation of the sale of the paper mill and box plants and the sale of its telephone communications segment, the Company will have continuing operations in (i) transportation of goods by rail; (ii) the growing and harvesting of timber; (iii) growing sugarcane and processing sugarcane into raw sugar and (iv) development, construction and management of real estate. See Note 1 to "Notes to Consolidated Financial Statements." Following the consummation of these transactions, the Company plans to scale down and eliminate non-essential corporate functions. The Company is also undertaking an executive management search effort to enhance management expertise.

     Upon the completion of these sales, revenues of the Company will be materially lower than historical levels. Net income, earnings per share and cash flows may also be materially different than previous periods.

     In addition, as previously announced on February 28, 1995, the Company has been exploring the sale of its sugar business and is engaged in discussions with interested parties. Should such a sale materialize, the Company would also withdraw from the sugar segment of its business. There can be no assurance when, if or on what terms such a sale may be made. The U.S. Senate on March 28, 1996 and the House on March 29, 1996 passed the Federal Agriculture Improvement and Reform Act of 1996 (the "Agriculture Act"), which includes provisions for the restoration of the Everglades ecosystem in South Florida. Signature by the President is pending. The Agriculture Act provides significant funding levels for the acquisition of real property located in the Everglades which is where the Company's sugar operations are located. Assuming the President signs the Agriculture Act, it is currently unknown whether such funds would be available or utilized if a sale of the sugar segment materializes in the future.

     As to transportation of goods by rail and real estate, FECI, in which the Company beneficially owns 54% of the outstanding shares of common stock, appointed a Special Committee of the Board of Directors (the "FECI Special Committee") to consider whether its railroad transportation business now owned by its wholly owned subsidiary, FEC, should be disposed of in a merger or sale transaction. The FECI Special Committee reached the conclusion that a disposition should be pursued but only under certain conditions. The Company's Board agrees with that conclusion. The FECI Special Committee has advised the Company that the FECI Special Committee will not pursue a disposition of the railroad unless the FECI Special Committee has adequate assurance that the remaining business of FECI, the real estate operations conducted by its wholly owned subsidiary, GCC, can also be disposed of on acceptable terms. There can be no assurance when, if and on what terms a disposition of FEC may be made.

     The FECI Special Committee has recognized that it might be possible for FECI to merge with another company with substantial railroad operations in a transaction in which no gain or loss would be recognized to FECI or its shareholders. The Company believes that the likelihood of such a merger is significantly lessened as long as GCC remains a FECI subsidiary. The Company has indicated to FECI that, if a merger of FECI with another railroad corporation would be facilitated by an exchange of GCC stock for the FECI stock held by the Company, the Company would be willing to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI and in that regard has proposed acquiring all the issued and outstanding shares of common stock per share of GCC in a tax free exchange of its shares in FECI in return for 100% ownership of GCC stock. GCC is engaged in commercial real estate development in Florida. Each of the Company and FECI has hired an appraisal firm to assist in evaluating the property of GCC, and the Company and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties. As yet there have been no purchase price discussions, and the Company anticipates that no such discussions would occur until completion of the appraisals. Accordingly, there can be no assurance when, if and on what terms the Company may acquire GCC from FECI.

     President Clinton's Proposed Fiscal 1997 Budget (the "Proposed Budget") could have a substantial and adverse effect upon a merger of FECI with another company subsequent to the acquisition of GCC common stock by the Company in exchange for FECI common stock. The Proposed Budget would amend current laws to provide that a merger of FECI with another company within two years of the exchange of GCC common stock for FECI common stock, pursuant to which the FECI shareholders would own less than fifty percent of the voting power, and less than fifty percent of the value, of the stock of the surviving company, could cause FECI to recognize gain on the exchange of the GCC common stock. The gain would be measured by the difference between the fair market value of the GCC common stock and FECI's adjusted tax basis in such stock. Accordingly, there can be no assurance when, if, and on what terms a merger of FECI with another corporation, or sale of FEC or GCC, may be made. Also, there can be no assurance when, if, and on what terms the Company may acquire GCC from FECI.

     Assuming the sale of the sugar segment by the Company and the sale of the railroad by FECI and the acquisition of GCC by the Company, the Company's operations will thereafter be primarily focused on real estate operations from the point of view of the growing and harvesting of timber and the development of commercial and residential real estate.

CONTINUING OPERATIONS

  Transportation

     The transportation segment accounted for 56% of the consolidated revenues of the Company in 1995 compared to 53% in 1994 and 56% in 1993. Revenues increased by $10.9 million in 1995 compared to 1994 and $1.0 million in 1994 compared to 1993. As to the future of this segment, see "Overview."

     The revenues and expenses of FEC increased in 1995 due to the purchase of a trucking subsidiary in the second quarter. The increases in revenues and expenses are related primarily to this acquisition but the contribution to operating profit of FEC was negligible. Also contributing to the change was the implementation on April 1, 1995 of a haulage agreement with a connecting rail carrier, whereby the connecting rail carrier's intermodal shipments were handled in wholesale fashion to and from FEC's south Florida intermodal terminals. The purchase of the trucking subsidiary increased revenues and expenses, whereas the haulage agreement reduced revenues and expenses. FEC's revenues are derived from four major classifications of traffic: shipments of rock, intermodal (container and trailer), automotive and other. Rock shipments were flat in 1995 compared to 1994. Adverse weather conditions during the second and third quarters of 1995 contributed significantly to the decline. Fourth quarter shipments rebounded strongly and would have been greater had it not been for a car shortage created by the increased demand for this commodity.

     Intermodal shipments decreased by 1.4% compared to 1994. 1995 first quarter shipments began with an increase but the rest of the year produced a steady decline in this classification of traffic. The market for intermodal shipments became very competitive with the trucking industry, where pricing remained at low levels. Automotive shipments during 1994 and 1995 remained relatively unchanged.

     All other shipments in 1995 increased by 5% over 1994. Sizable gains were realized in originating shipments of raw sugar with modest gains in shipments of beer, fructose, building materials and other consumer goods received from connecting carriers.

     Operating expenses for FEC increased in 1995 due to the acquisition of the trucking subsidiary. Salaries and wages and associated fringe benefits declined by $7.1 million while purchased services increased $3.5 million. The increase in purchased services represents third party contractors performing services for FEC in 1995 that were performed by employees in 1994.

     ANRR increased its operating profits by $0.9 million in 1995 primarily due to environmental cleanup expenses incurred in 1994, which were not repeated in 1995.

     In 1994, transportation segment operating revenues grew by $1.0 million, with FEC accounting for $0.8 million of the increase. Increased operating expenses at FEC in 1993, principally property taxes, caused the operating profit of the transportation segment to drop from $30.6 million in 1993 to $29.7 million in 1994.

  Forestry

     Net sales by the forestry segment declined by $0.1 million in 1995 compared with 1994, while operating profit dropped from $4.1 million in 1994 to a loss of $3.4 million in 1995. The primary factors in this decline was the cost of wood, which increased by $5.9 million despite volume remaining flat and prices to the linerboard mill remaining fixed on an annual basis. Increased demand for pulpwood in the first half of 1995 caused pulpwood prices to increase substantially. As supplies became tighter near the Company's linerboard mill, the Company was forced to bring in wood from greater distances, which increased hauling costs. Fixed expenses of the forestry units (principally depreciation and property taxes) increased by $1 million in 1995, but other costs were reduced.

     Net sales in 1994 remained at approximately the same level as 1993, while expenses rose. Higher cost of wood purchased contributed to a decline in operating profit from $8.3 million to $4.1 million.

     In connection with the pending sale of the paper mill, the Forestry segment would enter a wood fiber supply agreement with JV. Under that agreement, wood fiber would be supplied for the operations of the paper mill at Port St. Joe, Florida for a period of 15 years, with two five-year renewal options available to JV. The tonnage of pulp wood and wood chips to be supplied under the agreement are 1,600,000 (year one); 1,400,000 (year two); 1,200,000 (year three); and 900,000 tons in year four and thereafter. The amount of tonnage required to be provided from the Company's land would be 900,000 tons per year starting in the third year. In addition, JV would have the election to reduce in increments the amount of tonnage to not less than 600,000 tons per year. Prices for the wood fiber were negotiated at the time of the negotiation of the agreement for the sale of the pulp and paper mill and container plants and were negotiated based on fixed prices from geographic zones for pulp wood and prices tied to designated chipping facilities for wood chips. Under the wood fiber supply agreement, prices are to be renegotiated every two years and are to be indexed on a quarterly basis to certain published prices resulting in quarterly adjustments that are not greater than five percent. Under the wood fiber supply agreement, annual wood fiber tonnage to be supplied from the Company's lands will not exceed that currently provided to the paper mill. In the future, the Company plans to shift its remaining fiber production from the Company's lands to higher margin timber products.

     The pricing provisions of the wood fiber supply agreement will allow increased and decreased wood costs to be passed on at least partially to the Buyer. As tonnage supplied under the wood fiber supply agreement decreases in relation to the amount of tonnage historically supplied to the linerboard mill and the Company shifts to higher margin timber products by allowing its forests to grow for longer periods, the performance of this segment may decline in the near term as this shift occurs. In the long term, the Company believes that the performance of this segment will be enhanced.

  Sugar

     A slight increase in volume combined with a 4% price increase to produce a $2.6 million increase in net sales in 1995 for the sugar segment compared to 1994. A $14 per ton decrease in harvesting expense and a 24% increase in production reduced the cost per ton of sugar, resulting in a $4.4 million decrease in the cost of sales. The increased revenue and decreased costs contributed to a $7.0 million increase in operating profit, from $6.3 million in 1994 to $13.3 million in 1995. In 1994, volume was 12,233 tons higher than 1993. This additional volume, coupled with a slight price increase and lower costs of production, led to a $1.2 million increase in 1994 operating profit over 1993. The Company is exploring the sale of its sugar business. See "Overview."

  Real Estate

     Real estate segment net sales declined by $9.4 million in 1995 to $30.4 million. The 1994 net sales included an $11.3 million dollar condemnation sale to the State of Florida which was not repeated in 1995. Other land sales decreased by $2.0 million compared to 1994. Rental income increased by $4.3 million in 1995 over 1994. Operating profit for the real estate segment fell to $9.1 million in 1995 compared to $19.9 million in 1994. The decrease was primarily due to the condemnation sale referred to earlier. As to the future of this segment, see "Overview."

     1994 real estate revenues were $11.4 million higher than 1993, due primarily to the condemnation sale. Rental income was $3.9 million higher in 1994 than 1993. Operating profit in 1994 was $8.9 million higher than 1993's $11.0 million.

     As of year-end 1995, GCC owned 50 buildings with approximately 4.1 million square feet of leasable space. Approximately 95% of this space was under lease at year end 1995 compared to 90% in 1994 and 88% in 1993. Under construction at December 31, 1995 were 5 additional buildings which will add 0.6 million square feet of leasable space.

     The Company's Southwood division began construction on a second building in Southwood Center Office Park in Panama City, Florida in 1995 and expects it to be completed in March 1996. Building #1 remains fully leased. Site development for the 70-lot Phase I of Summerwood subdivision also began in 1995 and should be complete in March 1996. Walton County, Florida issued the Development Order for Camp Creek Point subdivision in December 1995 and a bid package is currently out to site contractors. Construction is expected to start in April with the first sales projected for the last quarter of 1996.

     In the first quarter of 1996, the Company reached an agreement with the State of Florida regarding the Topsail condemnation proceeding. The State will purchase 680 acres at Topsail for approximately $84 million. The Company has agreed to sell in 1996 to the State of Florida an additional tract of land at Deer Lake for $13.7 million.

DISCONTINUED OPERATIONS

  Forest Products

     The linerboard mill operating results in the first half of 1995 continued the same robust pace as the latter part of 1994. However, the second half of this year reflected the general slowdown in the economy. Domestic prices for kraft linerboard rose in 1995 from $430 per ton in January to $530 per ton in May and declined to $505 per ton in December. The average sales price of the Company's kraft linerboard rose by $136 per ton. Mill sales to outside customers increased 8%. Product mix of the mill reflected a decrease in Crest White revenues in 1995 to 58% compared to 60% in 1994. In 1995, mill net sales to outside customers increased 9% compared to a 22% increase in 1994. The mill cost dropped 1% on a volume decrease of 9%. In 1994, the mill had an increase in cost of sales over 1993. In 1995, the mill's selling, general and administrative expenses increased by 6%. In 1994, the mills expenses decreased by 8%.

     Container plant net sales increased to $332.6 million in 1995 from $283.9 million in 1994 due to increased prices in the first half of 1995. The pricing levels of linerboard and corrugated containers flattened in midyear and declined at the end of the year. During the first quarter of 1996, price levels have continued to deteriorate. Cost of sales increased by $30.0 million due to increased roll stock prices in 1995. The increased margins allowed the container operation to post its first operating profit since 1985. Operating profit in 1995 was $4.5 million compared to a loss of $9.5 million in 1994.

     The Company's policy of operating the linerboard mill at full capacity and shipping any excess production to the container plants resulted in an increase in inventory at the container plants due to the soft linerboard market.

     Beginning in late 1995 and continuing through the first quarter of 1996, demand for containerboard and market pulp dramatically diminished and the Company took downtime at the paper mill in December and January of one paper machine for both maintenance and excess inventory purposes and, in order to prevent excessive increases in inventory, has announced further downtime of both paper machines for at least the period April 7, 1996 through April 29, 1996. Pricing for paper products has continued to decline from historical highs as a result of further reduction in demand and the introduction of new industry capacity, particularly for containerboard. Prices and shipments for market pulp, however, have declined significantly since the beginning of the year and it is expected that these declines will have a substantial, adverse impact on operating results for the first quarter of 1996. The Company cannot at this time forecast when demand will increase to offset the current excess supply in the containerboard industry.

  Communications

     In 1995 Communication operating revenues increased 7% due to increased interstate long distance pooling settlements. Operating expenses for the year increased 12.5% due to extensive cable maintenance efforts at all three of the operating telephone companies. Selling, general and administrative expenses remained relatively constant from the prior year.

     As a result of recent Florida legislation and order by the Alabama Public Service Commission, the operating telephone companies of St. Joe Communications were given options for price cap regulation in their Florida and Alabama service areas. An election for price cap regulation was actually made for the Alabama territory effective December 20, 1995. A decision on the Florida territory is forthcoming with a deadline of July 1, 1996. The essentials of the two state plans are similar in that price cap elections would remove net income limits previously imposed under rate base regulation, but would freeze current rates for a fixed period of time. The price cap elections would also open the companies' certificated areas to competition from alternate providers although there is some temporary protection afforded under the Alabama plan.

     The decision for price cap versus rate of return regulation requires consideration of a number of issues, namely, the likelihood of competition, the adequacy of present rate structures and the quality and variety of services offered. Management believes there may be positive opportunities in the state price cap elections depending on the effect of the recent federal Telecommunications Act that the Company is currently unable to predict.

FINANCIAL POSITION

  General

     In 1995, the Company continued to have a strong balance sheet. Management's long-standing policy of retaining funds to finance capital additions was continued in 1995. Cash, short-term investments and marketable securities totaled $304 million at December 31, 1995, a $28.2 million increase over 1994.

$20.9 million of this increase was due to the increase of unrealized gains on debt and marketable equity securities.

     Net working capital (current assets less current liabilities) increased 9% at December 31, 1995 over 1994 to $452.7 million. The current ratio (current assets divided by current liabilities) grew to 11.2 in 1995 compared to 7.1 in 1994. The current ratio excluding net assets of discontinued operations grew from 2.7 in 1994 to 4.5 at December 31, 1995.

     During 1995, the Company paid off its long-term debt and short term borrowings, except for those related to the communications segment. These payments amounted to $28.9 million.

     Stockholders' equity at December 31, 1995 was $33.31 per share, an increase of $2.59 or 8% from 1994. Over the last five years, stockholders' equity has increased 23%.

     In light of the Company's strong financial position and other considerations, the Company plans to distribute the net proceeds of the sale of the paper mill and box plants and the sale of the communications segment in a partial liquidation to its stockholders.

  Capital Additions

     Property, plant and equipment additions were $78.8 million in 1995 compared to $65.5 million in 1994 and $68.6 million in 1993. $47.0 million of the additions were in the real estate segment where GCC has seven major projects in progress. The level of property, plant and equipment additions are expected to remain at comparable levels or increase despite the sales of assets, with future emphasis being placed on the real estate segment.

     Gran Park at Jacksonville had been permitted, platted and designed at December 31, 1995. By March 1996, this project is expected to have drainage, utilities and streets in place. Construction of the first building is planned to begin in March 1996.

     Gran Park at the Avenues (Jacksonville) had approximately 474,000 square feet of leasable space at December 31, 1995. A second office/warehouse building is scheduled for completion in March 1996.

     Gran Park at Deerwood (Jacksonville) had two buildings under construction at year-end which will add approximately 260,000 square feet of leasable space. One of these is scheduled for completion in February 1996 and the other in May.

     Gran Park at Miami (Section 32 Property) had 2.2 million square feet of leasable space as of December 31, 1995. Under construction at year-end was an office/warehouse building which will add approximately 110,000 square feet to inventory. As of December 31, 1995, 97% of the available space was leased.

     Gran Park at Miami (Section 6 Property) required a turnpike interchange and a dredge and fill operation which were 95% complete at December 31, 1995. Other infrastructure construction, including street, water and sewer, of this park began in late 1995 with the construction of three to four buildings expected to begin in the first half of 1996.

     Gran Park at McCahill (Miami) at year end 1995 had leased 88% of the available 0.5 million square feet of leasable space. A new office/warehouse was under construction and approximately 95% complete December 31, 1995.

     Gran Park at South Park (Orlando) was purchased in the fourth quarter 1995 for approximately $7.6 million. This purchase includes 78.6 acres located within the present Orlando Central Park. This development will primarily be an industrial park providing 1.2 million square feet of leasable space. Building construction is estimated to begin in the third or fourth quarter of 1996.

  Environmental

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of three Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these three sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. See, "Legal Proceedings."

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company. Aggregate environmental-related accruals were $6.2 and $6.7 million, as of December 31, 1995 and 1994, respectively. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements on page F-2 to F-17, inclusive and the Report of Independent Certified Public Accountants on page F-1 are filed as part of this Report and incorporated herein by reference thereto.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of St. Joe to be held on May 14, 1996 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     The information required with respect to executive officers is set forth in
Part I of this Report under the heading "Executive Officers of the Registrant," pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

                        ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information to be set forth in the section entitled "Compensation of Directors" in the Proxy Statement, which section is incorporated herein by reference.

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

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information to be set forth in the section entitled "Related Party Transactions" in the Proxy Statement, which section is incorporated herein by reference.

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

     None.

                             ST. JOE PAPER COMPANY

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                             (ITEM 14(a) 1. AND 2.)

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
Independent Auditors' Report........................................................    F-1
Consolidated Balance Sheet at December 31, 1995 and 1994............................    F-2
Consolidated Statement of Income for each of the three years in the period ended
  December 31, 1995.................................................................    F-3
Consolidated Statement of Changes in Stockholders' Equity for each of the three
  years in the period ended December 31, 1995.......................................    F-4
Consolidated Statement of Cash Flows for each of the three years in the period ended
  December 31, 1995.................................................................    F-5
Notes to Consolidated Financial Statements..........................................    F-6
Consolidated Schedules for each of the three years in the period ended December 31,
  1995:
  II -- Valuation and Qualifying Accounts...........................................    S-1
  III -- Real Estate and Accumulated Depreciation...................................    S-2

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements, including the notes to the consolidated financial statements.

                             ST. JOE PAPER COMPANY

                               INDEX TO EXHIBITS
                                (ITEM 14(a) 3.)

  S-K
ITEM 601                                       DOCUMENTS                                   PAGE
- --------       --------------------------------------------------------------------------  ----
   (3)(i)  --  Articles of Incorporation.................................................   *
   (3)(ii) --  By-Laws...................................................................   *
  (10)(a)  --  Agreement between Apalachicola and Seminole Electric Cooperative,
                 Incorporated dated October 14, 1982.....................................   *
      (b)  --  Agreement between Talisman Sugar Corporation and Everglades Sugar Refinery
                 dated February 11, 1986.................................................   **
      (c)  --  Stock Purchase Agreement dated as of September 1, 1995 between St. Joe
                 Industries, Inc. and TPG Communications, Inc............................  ***
      (d)  --  Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe
                 Forest Products Company, St. Joe Container Company and St. Joe Paper
                 Company, on the one hand, and Four M Corporation and Port St. Joe Paper
                 Company on the other hand (the "Asset Purchase Agreement"). ............  ***
      (e)  --  Amendments dated December 14, 1995; December 20, 1995; January 10, 1996;
                 and January 12, 1996 to the Asset Purchase Agreement. ..................   E-2
  (21)     --  Subsidiaries of St. Joe (filed herewith and attached).....................  E-12
  (24)     --  Power of Attorney.........................................................  E-13

- ---------------

  * Incorporated herein by reference to Exhibits filed in connection with St. Joe Paper Company Registration Statement on Form 10 as filed with the Securities and Exchange Commission on April 30, 1984 (File No. 1-12001).
 ** Incorporated herein by reference to Exhibits filed with the Registrant's
    Annual Report on Form 10-K for the fiscal year ended December 31, 1990. *** Incorporated herein by reference to Exhibits filed with the Registrant's
    Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
St. Joe Paper Company:

     We have audited the consolidated financial statements of St. Joe Paper Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joe Paper Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 4 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. As discussed in note 4, the Company changed its method of accounting for income taxes effective January 1, 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes".

                                                           KPMG Peat Marwick LLP

Jacksonville, Florida
February 12, 1996

                             ST. JOE PAPER COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1995         1994
                                                                        ----------   ----------
                                            ASSETS
Current Assets:
  Cash and cash equivalents...........................................  $   16,802   $   46,389
  Short-term investments..............................................      96,923       59,157
  Accounts receivable.................................................      44,390       41,251
  Income taxes refundable.............................................       4,314           --
  Inventories.........................................................      20,592       19,764
  Other assets........................................................      18,162       19,354
  Net assets of discontinued operations...............................     296,001      299,347
                                                                        ----------   ----------
          Total current assets........................................     497,184      485,262
Investments and Other Assets:
  Marketable securities...............................................     189,865      169,871
  Other assets........................................................      38,971       37,303
                                                                        ----------   ----------
          Total investments and other assets..........................     228,836      207,174
Property, plant and equipment, net....................................     804,974      756,954
                                                                        ----------   ----------
          Total Assets................................................  $1,530,994   $1,449,390
                                                                         =========    =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable....................................................  $   26,024   $   26,644
  Accrued liabilities.................................................      18,445       22,742
  Income taxes payable................................................          --        7,012
  Long-term debt due within one year..................................          --       12,135
                                                                        ----------   ----------
          Total current liabilities...................................      44,469       68,533
Accrued casualty reserves and other liabilities.......................      11,681       11,043
Long-term debt due after one year.....................................          --       16,747
Deferred income taxes and income tax credits..........................     192,036      164,639
Minority interest in consolidated subsidiaries........................     266,741      251,447
Stockholders' Equity:
  Common stock, no par value; 60,000,000 shares authorized; 30,498,650
     shares issued and outstanding....................................       8,714        8,714
  Retained earnings...................................................     955,239      887,520
  Net unrealized gains on debt and marketable equity securities.......      52,114       40,747
                                                                        ----------   ----------
          Total stockholders' equity..................................   1,016,067      936,981
                                                                        ----------   ----------
          Total Liabilities and Stockholders' Equity..................  $1,530,994   $1,449,390
                                                                         =========    =========

                See notes to consolidated financial statements.

                             ST. JOE PAPER COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1995       1994       1993
                                                                 --------   --------   --------
Net sales......................................................  $148,073   $152,755   $135,417
Operating revenues.............................................   186,851    178,151    177,040
                                                                 --------   --------   --------
                                                                  334,924    330,906    312,457
Cost of sales..................................................   116,014    111,014    105,644
Operating expenses.............................................   139,875    133,091    129,704
Selling, general and administrative expenses...................    31,718     26,836     22,145
                                                                 --------   --------   --------
Operating profit...............................................    47,317     59,965     54,964
                                                                 --------   --------   --------
Other income (expense):
  Dividends....................................................     2,595      2,187      2,143
  Interest income..............................................    12,666      9,678      8,696
  Interest expense.............................................    (2,235)    (1,982)    (1,644)
  Gain on sales and other dispositions of property, plant and
     equipment.................................................     2,674     13,895      1,146
  Other, net...................................................     3,070      1,386      1,988
                                                                 --------   --------   --------
                                                                   18,770     25,164     12,329
                                                                 --------   --------   --------
Income from continuing operations before income taxes and
  minority interest............................................    66,087     85,129     67,293
Provision for income taxes
  Current......................................................     5,778     24,692     13,654
  Deferred.....................................................    18,757      6,754     16,674
                                                                 --------   --------   --------
          Total provision for income taxes.....................    24,535     31,446     30,328
                                                                 --------   --------   --------
Income from continuing operations before minority interest.....    41,552     53,683     36,965
Minority interest..............................................    12,194     15,827     10,241
                                                                 --------   --------   --------
Income from continuing operations..............................    29,358     37,856     26,724
Earnings (loss) from discontinued operations, net of income
  taxes of $26,116, $2,491 and ($8,119), respectively..........    44,461      4,253    (14,599)
                                                                 --------   --------   --------
Income before cumulative effect of change in accounting
  principle....................................................    73,819     42,109     12,125
Cumulative effect of change in accounting principle for income
  taxes........................................................        --         --     20,518
                                                                 --------   --------   --------
Net income.....................................................  $ 73,819   $ 42,109   $ 32,643
                                                                 ========   ========   ========
PER SHARE DATA:
Income from continuing operations..............................  $   0.96   $   1.24   $    .87
Earnings (loss) from discontinued operations...................      1.46        .14       (.48)
                                                                 --------   --------   --------
Income before cumulative effect of change in accounting
  principle....................................................      2.42       1.38       0.39
Cumulative effect of change in accounting principle for income
  taxes........................................................        --         --       0.68
                                                                 --------   --------   --------
Net income.....................................................  $   2.42   $   1.38   $   1.07
                                                                 ========   ========   ========

                See notes to consolidated financial statements.

                             ST. JOE PAPER COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1995       1994       1993
                                                                 --------   --------   --------
COMMON STOCK
Balance, at end of year (1995, 1994 and 1993 -- 30,498,650
  shares)......................................................  $  8,714   $  8,714   $  8,714
                                                                 ========   ========   ========
RETAINED EARNINGS
Balance, at beginning of year..................................  $887,520   $851,511   $824,968
Net income.....................................................    73,819     42,109     32,643
Dividends:
  Cash ($0.20 per share -- 1995, 1994 and 1993)................    (6,100)    (6,100)    (6,100)
                                                                 --------   --------   --------
Balance, at end of year........................................  $955,239   $887,520   $851,511
                                                                 ========   ========   ========
NET UNREALIZED GAIN ON DEBT AND MARKETABLE EQUITY SECURITIES
Balance, at beginning of year..................................  $ 40,747   $ 41,485   $     --
Increase (decrease) in net unrealized gain, net of tax
  effect.......................................................    11,367       (738)        --
Cumulative effect of change in accounting principle for
  investments..................................................        --         --     41,485
                                                                 --------   --------   --------
Balance, at end of year........................................  $ 52,114   $ 40,747   $ 41,485
                                                                 ========   ========   ========

                See notes to consolidated financial statements.

                             ST. JOE PAPER COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1994        1993
                                                               ---------   ---------   --------
Cash flows from operating activities:
  Net Income.................................................  $  73,819   $  42,109   $ 32,643
     Adjustments to reconcile net income to cash provided by
       operating activities:
       Cumulative effect of a change in accounting
          principle..........................................         --          --    (20,518)
       Depreciation and depletion............................     28,551      27,612     26,216
       Minority interest in income...........................     12,194      15,827     10,241
       Gain on sale of property..............................     (2,674)    (13,895)    (1,146)
       Increase in deferred income taxes.....................     18,757       6,754     16,674
       Changes in operating assets and liabilities:
          Accounts receivable................................     (3,139)     (1,375)    (1,229)
          Inventories........................................       (828)      6,545     (2,533)
          Other assets.......................................     (4,790)       (406)    (7,921)
          Accounts payable, accrued liabilities and casualty
            reserves.........................................     (4,279)      3,176        395
          Income taxes payable...............................     (7,012)      4,275      2,737
          Discontinued operations -- noncash charges and
            working capital changes..........................     43,483      12,096     26,046
                                                               ---------   ---------   --------
Cash provided by operating activities........................    154,082     102,718     81,605
                                                               ---------   ---------   --------
Cash flows from investing activities:
  Purchases of property, plant and equipment.................    (78,816)    (65,450)   (68,615)
  Investing activities of discontinued operations............    (28,102)    (19,513)   (25,020)
  Proceeds from sales of property............................      5,119      18,135      6,960
  Purchases of investments:..................................         --          --    (72,876)
     Available for sale(1)...................................    (31,247)    (18,851)        --
     Held-to-maturity(1).....................................   (168,607)   (105,091)        --
  Maturity of investments:...................................         --          --     91,443
     Available for sale(1)...................................     29,058      12,779         --
     Held-to-maturity(1).....................................    135,480      95,241         --
                                                               ---------   ---------   --------
Cash used in investing activities............................   (137,115)    (82,750)   (68,108)
                                                               ---------   ---------   --------
Cash flows from financing activities:
  Net change in short-term borrowings........................    (11,989)     (5,437)     6,093
  Financing activities of discontinued operations............     (9,917)      2,092       (824)
  Dividends paid to stockholders.............................     (6,100)     (6,100)    (6,100)
  Repayment of long-term debt................................    (16,893)        (19)    (3,604)
  Dividends paid to minority interest........................     (1,655)     (1,679)    (1,718)
                                                               ---------   ---------   --------
Cash used in financing activities............................    (46,554)    (11,143)    (6,153)
                                                               ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents.........    (29,587)      8,825      7,344
Cash and cash equivalents at beginning of period.............     46,389      37,564     30,220
                                                               ---------   ---------   --------
Cash and cash equivalents at end of period...................  $  16,802   $  46,389   $ 37,564
                                                               =========   =========   ========
Supplemental disclosure of cash flow information:
  Interest paid..............................................  $   4,541   $   3,973   $  3,340
  Income taxes paid..........................................  $  45,283   $  20,494   $ 12,476

- ---------------

(1) Disclosure is not applicable for the year ended December 31, 1993. See note
     4.

                See notes to consolidated financial statements.

                             ST. JOE PAPER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS

     The Company is a diversified corporation with primary revenues and assets based in four different segments: Transportation, Forestry, Sugar and Real Estate. The Forestry segment has operations in both Florida and Georgia while the remaining segments operate principally within the state of Florida.

     Transportation -- The Transportation segment, which accounted for 56% of the Company's net sales and operating revenues in 1995, consists of both railway and trucking operations. The two railroads, one serving the northwest Florida area from Port St. Joe to Chattahoochee and the other serving the eastern seaboard of Florida from Jacksonville to Miami, provide transportation services for the common carriage of goods by rail between their terminating points. Since the rail operations are within the state of Florida, more than one-half of its transportation revenue is generated by shipments which originate and terminate within Florida. Additionally, a significant portion of the traffic handled is received from or transferred to other rail carriers. The principal commodities carried by rail include crushed stone, cement, automobile vehicles and parts, trailer-on-flatcar, container-on-flatcar, basic consumer goods such as foodstuffs and building material, coal, pulpboard, pulpwood, woodchips, tall oil chemicals, stone and clay products and recyclables. The trucking portion of the Company's operation is an interstate, irregular route, common carrier with terminals located throughout the eastern half of the United States.

     Forestry -- The Forestry segment, which accounted for 18% of the Company's net sales and operating revenues in 1995, consists of the growing and harvesting of timber on approximately one million acres of timberlands in Florida and Georgia. The major customer for the wood harvested by the Company has been the Company's linerboard mill. As discussed in Note 3, the Company has agreed to sell its linerboard mill. The Company will retain its timberlands and will enter into a fifteen year fiber supply agreement with the buyer with two five-year extensions. Annual wood fiber tonnage to be supplied from the Company's lands will not exceed that currently provided and will be at negotiated market prices adjusted on a quarterly basis. The Company plans in the future to shift its remaining fiber production from the Company's lands to higher margin timber products.

     Sugar -- The Sugar segment, which accounted for 17% of the Company's net sales and operating revenues in 1995, consists of a sugarcane plantation and a sugar mill which processes the sugarcane into raw sugar. The raw sugar from the mill is sold to one customer. The sugarcane crop is subject to weather conditions. Excessive rain or freezing temperatures can significantly reduce the harvest.

     Real Estate -- The Real Estate segment, which accounted for 9% of the Company's net sales and operating revenues in 1995, consists of the development, construction and management of real estate projects within the state of Florida, both for long-term appreciation and for sale to third parties. Along Florida's east coast, the Company concentrates in industrial property which it can manage, maintain and develop. In west Florida, the Company has concentrated on developing small parcels for residential use. The Real Estate segment's competition is with other developers and brokers throughout its operating area.

2.  MAJORITY STOCKHOLDER

     The Alfred I. duPont Testamentary Trust (the "Trust") owns approximately 70% of the outstanding shares of common stock of the Company. The Company and its subsidiaries had no significant transactions with the Trust during the period.

3.  DISCONTINUED OPERATIONS

     Communications -- On September 1, 1995, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, agreed to sell the stock of St. Joe Communications, Inc. ("SJCI") to TPG Communications, Inc.

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

for approximately $115 million, subject to purchase price adjustments. The sale is subject to customary conditions, including certain regulatory approvals. At year end, SJCI had sold its interest in one cellular partnership for approximately $2 million and has contracts to sell the remaining three partnership interests for approximately $25 million. These sales represent the Company's entire Communications segment and are all expected to close in the first half of 1996.

     Forest Products -- On November 1, 1995, St. Joe Forest Products Company ("SJFP"), a wholly owned subsidiary of the Company, and St. Joe Container Company, a wholly owned subsidiary of SJFP, agreed to sell the linerboard mill and container plants (the "Sale Transaction") for approximately $390 million, subject to purchase price adjustments and contingent, among other things, on the buyer's receipt of financing and approval of the Company's shareholders. The Trust has advised the Company that, subject to certain conditions, it intends to vote its shares of the Company's common stock in favor of the Sale Transaction. Other customary conditions apply, including termination of the Hart-Scott-Rodino waiting period. The Company has retained certain liabilities in connection with the Sale Transaction, environmental matters and workmen's compensation claims, currently estimated to be approximately $7.9 million. These liabilities have been recorded in the financial statements and will reduce the gain on disposal. An additional liability of $1.5 million relating to a proposed transferred employee early retirement incentive program will result from the Sale Transaction. While the Company has agreed to indemnify the Buyer in amount equal to $10,000 for On-Site Environmental Liabilities (as defined in the Agreement) and $1,000 for certain remediation activities at the paper mill if such activities are required under environmental laws, no matters have been identified which would require an accrual in the financial statements. This sale is expected to close in the second quarter of 1996.

     Operating revenues for the Communications segment were $32,826, $30,638 and $29,153 and net sales for the linerboard mill and container plants were $438,399, $378,088 and $303,902 for the years ended December 31, 1995, 1994 and
1993, respectively. Operating profit of the Communications segment was $6,261, $6,753 and $5,130 for the years ended December 31, 1995, 1994 and 1993, respectively. For the linerboard mill and container plants, operating profit
(loss) for the years ended December 31, 1995, 1994, and 1993 were $56,276 ($2,240) and ($27,992), respectively. Net operating results of the Communications segment and linerboard mill and container plants for the years ended December 31, 1995, 1994 and 1993 are shown separately as earnings from discontinued operations in the accompanying statement of income. The gain on the sale of the one cellular partnership which occurred in 1995 was not material.

     Net assets to be disposed of have been separately classified in the accompanying balance sheet at December 31, 1995. The December 31, 1994 balance sheet has been restated to conform to the current year

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

presentation. Assets and liabilities of the Communications segment, linerboard mill and container plants at December 31 consist of:

                                                                       1995         1994
                                                                     --------     --------
    Cash and cash equivalents......................................  $ 11,357     $ 25,501
    Short-term investments.........................................        --        1,998
    Accounts receivable............................................    43,419       47,355
    Inventories....................................................    49,414       37,910
    Other assets...................................................    19,748       15,445
    Marketable securities..........................................     2,582        4,157
    Property, plant and equipment..................................   261,674      269,921
                                                                     --------     --------
              Total assets.........................................   388,194      402,287
    Accounts payable...............................................    14,460       18,170
    Accrued liabilities............................................     7,671        2,597
    Long term debt.................................................    18,093       28,010
    Accrued casualty reserves and other liabilities................     4,332        3,491
    Deferred income taxes..........................................    47,637       50,672
                                                                     --------     --------
              Net assets of discontinued operations................  $296,001     $299,347
                                                                     ========     ========

     Identifiable assets for the Communications segment were $85,676, $70,658 and $65,674 and for the linerboard mill and container plants were $302,518, $331,629 and $305,329 at December 31, 1995, 1994 and 1993, respectively.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of consolidation -- The consolidated financial statements include the accounts of St. Joe Paper Company and all of its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated except for sales by continuing operations of $59,535, $58,925 and $58,518 to discontinued operations in the years ended December 31, 1995, 1994 and 1993, respectively. The unrealized profit in ending inventory relating to these sales has been eliminated.

     Revenue Recognition -- Transportation revenues are substantially recognized upon completion of transportation services at destination. Revenues from sales of forestry products and sugar are recognized generally on delivery of the product to the customer. Revenues from realty land sales are recognized upon closing of sales contracts for sale of land or upon settlement of condemnation proceedings. Rental revenues are recognized upon completion of rental and lease contracts, using the straight-line basis for recording the revenues over the life of the contract.

     Cash and cash equivalents -- For purposes of the Consolidated Statement of Cash Flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, remarketed certificates of participation and repurchase agreements having original maturities of three months or less.

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     Inventories -- Inventories are stated at the lower of cost or market. Costs for substantially all inventories are determined under the first in, first out
(FIFO) or the average cost method.

     Property, plant and equipment -- Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets.

     Depletion of timber is determined by the units of production method.

     Railroad properties are depreciated and amortized using the straight-line method at rates established by regulatory agencies. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

     Deferred cane crop costs -- Sugar cane plantings generally yield two annual harvests, depending on weather conditions and soil quality, before replanting is necessary. New planting costs are amortized on a straight-line basis over two years.

     Earnings per common share -- Earnings per common share are based on the weighted average number of common shares outstanding during the year.

     Income Taxes -- The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 also requires the recognition of a deferred tax liability on the undistributed earnings of subsidiaries applied on a prospective basis. Effective January 1, 1993, the Company adopted SFAS 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income.

     Investments -- Investments consist principally of certificates of deposit, certificates of participation, remarketed certificates of participation, mortgage backed securities, municipal bonds, common stocks, redeemable preferred stocks, and U.S. Government obligations. Investments maturing in three months to one year are classified as short term. Those having maturities in excess of one year are classified as marketable securities.

     The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. Under SFAS 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related income tax effect and minority interest in consolidated subsidiaries, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     A decline in the market of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

     Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

5.  INVENTORIES

     Inventories as of December 31 consist of:

                                                                          1995      1994
                                                                         -------   -------
    Materials and supplies.............................................  $12,875   $14,754
    Sugar..............................................................    7,717     5,010
                                                                         -------   -------
                                                                         $20,592   $19,764
                                                                         =======   =======

6. INVESTMENTS

     Investments as of December 31, 1995, consist of:

                                                                            UNREALIZED   UNREALIZED
                                          AMORTIZED   CARRYING     FAIR      HOLDING      HOLDING
                                            COST       VALUE      VALUE        GAIN         LOSS
                                          ---------   --------   --------   ----------   ----------
    Short term investments (maturing
      within one year)
      Held to maturity
         U.S. Government securities.....  $  50,077   $ 50,818   $ 51,203    $    385      $    0
         Tax exempt municipals..........     39,135     39,179     39,150          --          29
         Mortgage backed securities.....      5,641      5,911      5,909          --           2
         Certificates of deposit........      1,000      1,015      1,015          --          --
                                          ---------   --------   --------   ----------   ----------
                                          $  95,853   $ 96,923   $ 97,277    $    385      $   31
                                           ========   ========   ========    ========    ========
    Marketable securities
      Available for sale
         U.S. Government securities
           Maturing in one to five
              years.....................  $     872   $    887   $    887    $     15      $   --
         Tax exempt municipals
           Maturing in one to five
              years.....................      6,968      7,181      7,181         213          --
           Maturing in five to ten
              years.....................     20,093     20,953     20,953         860          --
           Maturing in more than ten
              years.....................      5,610      5,820      5,820         210          --
         Equity securities..............     11,633     94,027     94,027      82,394          --
         Mortgage backed securities
           Maturing in five to ten
              years.....................      3,801      3,877      3,877          76          --
         Other corporate debt securities
           Maturing in five to ten
              years.....................      1,842      1,897      1,897          55          --
                                          ---------   --------   --------   ----------   ----------
                                             50,819    134,642    134,642      83,823          --
                                          ---------   --------   --------   ----------   ----------

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            UNREALIZED   UNREALIZED
                                          AMORTIZED   CARRYING     FAIR      HOLDING      HOLDING
                                            COST       VALUE      VALUE        GAIN         LOSS
                                          ---------   --------   --------   ----------   ----------
      Held to maturity
         U.S. Government securities
           Maturing in one to five
              years.....................     45,569     45,902     46,432         530          --
         Tax exempt municipals
           Maturing in one to five
              years.....................      1,283        113        113          --          --
           Maturing in more than ten
              years.....................      1,000      1,003      1,003          --          --
         Mortgage backed securities
           Maturing in five to ten
              years.....................      6,132      6,143      6,699         556          --
         Other corporate debt securities
           Maturing in five to ten
              years.....................        794      2,062      2,454         451          59
                                          ---------   --------   --------   ----------   ----------
                                             54,778     55,223     56,701       1,537          59
                                          ---------   --------   --------   ----------   ----------
                                          $ 105,597   $189,865   $191,343    $ 85,360      $   59
                                           ========   ========   ========    ========    ========

     Investments as of December 31, 1994, consist of:

                                                                            UNREALIZED   UNREALIZED
                                          AMORTIZED   CARRYING     FAIR      HOLDING      HOLDING
                                            COST       VALUE      VALUE        GAIN         LOSS
                                          ---------   --------   --------   ----------   ----------
    Short term investments (maturing
      within one year)
      Held to maturity
         U.S. Government securities.....  $  43,041   $ 43,463   $ 43,875    $    482      $   70
         Tax exempt municipals..........      3,157      3,157      3,091          --          66
         Mortgage backed securities.....      2,990      3,009      2,985          --          24
         Other corporate debt
           securities...................      3,473      3,499      3,499          --          --
         Remarketed certificates of
           participation................      2,988      3,062      3,062          --          --
         Certificates of deposit........      2,963      2,967      2,967          --          --
                                          ---------   --------   --------   ----------   ----------
                                          $  58,612   $ 59,157   $ 59,479    $    482      $  160
                                           ========   ========   ========    ========    ========
    Marketable securities
      Available for sale
         U.S. government securities
           Maturing in one to five
              years.....................  $   3,003   $  2,948   $  2,948    $     --      $   55
         Tax exempt municipals
           Maturing in one to five
              years.....................      4,457      4,236      4,236          --         221
           Maturing in five to ten
              years.....................     22,148     21,278     21,278          --         870
           Maturing in more than ten
              years.....................      3,364      3,272      3,272          --          92
         Equity securities..............     10,155     74,568     74,568      64,636         223
         Mortgage backed securities
           Maturing in more than ten
              years.....................      1,669      1,530      1,530          --         139
         Other corporate debt securities
           Maturing in more than ten
              years.....................      2,250      2,176      2,176          --          74
                                          ---------   --------   --------   ----------   ----------
                                             47,046    110,008    110,008      64,636       1,674
                                          ---------   --------   --------   ----------   ----------

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            UNREALIZED   UNREALIZED
                                          AMORTIZED   CARRYING     FAIR      HOLDING      HOLDING
                                            COST       VALUE      VALUE        GAIN         LOSS
                                          ---------   --------   --------   ----------   ----------
      Held to maturity
         U. S. Government securities
           Maturing within one year.....     40,080     40,080     41,136       1,056          --
           Maturing in one to five
              years.....................     17,249     17,226     17,350         543         419
         Tax exempt municipals
           Maturing in one to five
              years.....................      1,416        443      1,288         845          --
         Other corporate debt securities
           Maturing in five to ten
              years.....................        885      2,114      2,293         387         208
                                          ---------   --------   --------   ----------   ----------
                                             59,630     59,863     62,067       2,831         627
                                          ---------   --------   --------   ----------   ----------
                                          $ 106,676   $169,871   $172,075    $ 67,467      $2,301
                                           ========   ========   ========    ========    ========

     Marketable securities, including certain investments which mature within one year, are held as a developmental fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties.

7. ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consist of:

                                                                          1995      1994
                                                                         -------   -------
    Payroll and benefits...............................................  $ 1,433   $ 1,255
    Payroll taxes......................................................      246       573
    Property and other taxes...........................................    3,418     3,126
    Accrued casualty reserves..........................................   16,635    21,019
    Other accrued liabilities..........................................    8,394     7,812
                                                                         -------   -------
                                                                          30,126    33,785
    Less: noncurrent accrued casualty reserves and other liabilities...   11,681    11,043
                                                                         -------   -------
                                                                         $18,445   $22,742
                                                                         =======   =======

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of December 31 consist of:

                                                                                     ESTIMATED
                                                             1995         1994      USEFUL LIFE
                                                          ----------   ----------   -----------
    Land and timber.....................................  $  132,393   $  130,441          --
    Land improvements...................................      19,149       19,024          20
    Buildings...........................................       3,686        3,650          45
    Machinery and equipment.............................     623,183      605,274       12-30
    Office equipment....................................         799          789          10
    Autos and trucks....................................       2,375        2,235         3-6
    Construction in progress............................       5,689        4,836          --
    Investment property.................................     318,181      273,732     various
                                                          ----------   ----------
                                                           1,105,455    1,039,981
    Accumulated depreciation............................     300,481      283,027
                                                          ----------   ----------
                                                          $  804,974   $  756,954
                                                           =========    =========

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     Real estate properties having net book value of $153.3 million at December 31, 1995 are leased under non-cancelable operating leases with expected aggregate rentals of $86.7 million of which $25.2, $21.9, $17.2, $12.9 and $9.5 million is due in the years 1996 through 2000, respectively.

9.  INCOME TAXES

     Total income tax expense for the years ended December 31 was allocated as follows:

                                                                 1995      1994      1993
                                                                -------   -------   -------
    Income from continuing operations.........................  $24,535   $31,446   $30,328
    Earnings (loss) from discontinued operations..............   26,116     2,491    (8,119)
    Shareholders' equity, for recognition of unrealized gain
      (loss) on debt and marketable equity securities.........    8,778    (2,377)   25,472
                                                                -------   -------   -------
                                                                $59,429   $31,560   $47,681
                                                                =======   =======   =======

     Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as a result of the following:

                                                                 1995      1994      1993
                                                                -------   -------   -------
    Tax at the statutory federal rate.........................  $23,131   $29,795   $23,552
    Dividends received deduction and tax free interest........   (1,277)   (1,075)     (937)
    State income taxes (net of federal benefit)...............    1,916     2,497     1,863
    Adjustment to deferred tax assets and liabilities for
      enacted changes in tax laws and rates...................       --        --     3,293
    Undistributed earnings of FECI............................      916     1,245       775
    Other, net................................................     (151)   (1,016)    1,782
                                                                -------   -------   -------
                                                                $24,535   $31,446   $30,328
                                                                =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                         1995       1994
                                                                       --------   --------
    Deferred tax assets:
      Accrued casualty and other reserves............................  $  7,451   $  7,857
      Alternative minimum tax credit carryforward....................        --     14,315
      Other..........................................................     1,912      1,654
                                                                       --------   --------
              Total deferred tax assets..............................     9,363     23,826
                                                                       --------   --------
    Deferred tax liabilities:
      Tax in excess of financial depreciation........................   114,047    110,732
      Deferred gain on land sales....................................     6,893      6,904
      Deferred gain on subsidiary's defeased bonds...................     2,139      2,322
      Unrealized gain on debt and marketable equity securities.......    30,902     22,124
      Deferred gain on involuntary conversion of land................    29,160     29,227
      Prepaid pension asset recognized for financial reporting.......     8,085      7,804
      Other..........................................................     5,620      4,661
                                                                       --------   --------
              Total gross deferred tax liabilities...................   196,846    183,774
                                                                       --------   --------
              Net deferred tax liability.............................  $187,483   $159,948
                                                                       ========   ========

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     Based on the timing of reversal of future taxable amounts and the Company's history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. The current deferred tax asset of $4,553 and $4,691 is recorded in other current assets as of December 31, 1995 and 1994, respectively.

     The Company has not recognized a deferred tax liability of approximately $17,842 for the undistributed earnings of FECI that arose in 1992 and prior years because the Company does not currently expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investment. As of December 31, 1995, the undistributed earnings of the subsidiary for which no deferred tax liability was provided were approximately $48,454.

10.  PENSION AND RETIREMENT PLANS

     The Company sponsors defined benefit pension plans covering approximately 70% of its employees. The benefits are based on the employees' years of service or years of service and compensation during the last five or ten years of employment. The Company's funding policy is to contribute annually the maximum contribution required by ERISA.

     A summary of the net periodic pension credit follows:

                                                                         1995       1994
                                                                       --------   --------
    Service cost.....................................................  $  3,450   $  3,486
    Interest cost....................................................     7,986      7,418
    Actual return on assets..........................................   (40,436)     1,365
    Net amortization and deferral....................................    28,221    (13,673)
                                                                       --------   --------
    Total pension income.............................................  $   (779)  $ (1,404)
                                                                       ========   ========

     A summary of the plans' funded status as of December 31 was:

                                                                         1995       1994
                                                                       --------   --------
    Accumulated benefit obligation, included vested benefits of
      $92,354 and $86,807 in 1995 and 1994, respectively.............  $100,104   $ 94,485
                                                                       ========   ========
    Projected benefit obligation for service rendered to date........   125,136    116,101
    Plan assets at fair value, primarily listed stocks and U.S.
      bonds..........................................................   177,276    141,090
                                                                       --------   --------
    Plan assets in excess of projected benefit obligation............    52,140     24,989
    Unrecognized net (gain) loss.....................................   (27,734)     2,615
    Unrecognized prior service cost..................................    12,956     11,545
    Unrecognized transition asset....................................   (15,395)   (17,961)
                                                                       --------   --------
    Prepaid pension cost.............................................  $ 21,967   $ 21,188
                                                                       ========   ========

     The weighted-average discount rates for the plans were 7% in 1995 and 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 6% in 1995 and 1994. The expected long-term rates of return on assets was 8% in 1995 and 1994.

     As discussed in note 3, several of the Company's operations are being sold which will significantly reduce the number of employees covered under the defined benefit plans. The defined benefit plans' assets are not a

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

part of the sales. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company expects to recognize a curtailment gain at the date of sale.

     The Company has an Employee Stock Ownership Plan for the purpose of purchasing stock of the Company for the benefit of qualified employees. Contributions to the Plan are limited to .5% of compensation of employees covered under the Plan. The Company also has other defined contribution plans which, in conjunction with the Plan cover substantially all its salaried employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $1,322, $1,213, and $1,387 in 1995, 1994 and 1993, respectively.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTERS ENDED
                                                      -----------------------------------------------
                        1995                          DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
- ----------------------------------------------------  -----------   ------------   -------   --------
Net sales and operating revenues....................    $89,764       $ 82,877     $85,905   $76,378
Operating profit....................................     11,888         11,745      12,857    10,827
Net income from continuing operations...............      8,006          6,360       8,340     6,652
Earnings from discontinued operations...............      6,804          4,799      17,996    14,862
Net income..........................................     14,810         11,159      26,336    21,514
Per Share Data:
Net income from continuing operations...............       0.26           0.21        0.27      0.22
Earnings from discontinued operations...............       0.23           0.16        0.59      0.49
Net income..........................................       0.49           0.37        0.86      0.71

                        1994                          DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
- ----------------------------------------------------  -----------   ------------   -------   --------
Net sales and operating revenues....................    $87,985       $ 72,572     $80,664   $89,685
Operating profit....................................     15,038          8,031      12,832    24,064
Net income from continuing operations...............     13,511          6,439       6,711    11,195
Earnings (loss) from discontinued operations........      5,292          1,080         915    (3,034)
Net income..........................................     18,803          7,520       7,627     8,159
Per Share Data:
Net income from continuing operations...............       0.44           0.21        0.22      0.37
Earnings (loss) from discontinued operations........       0.18           0.04        0.03     (0.10)
Net income..........................................       0.62           0.25        0.25      0.27

12. SEGMENT INFORMATION

     Total net sales and operating revenues represent sales to unaffiliated customers, as reported in the Company's consolidated income statement and intercompany sales which occur principally between the Forestry and Transportation segments and discontinued operations.

     Operating profit is net sales and operating revenues less directly traceable costs and expenses. In computing operating profit, the following items have not been considered: other income (expense) and provision for income taxes.

     Identifiable assets by lines of business are those assets that are used in the Company's operations in each segment. Corporate assets are composed of cash, marketable securities and miscellaneous nonsegment assets.

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     Information by lines of business segment follows:

                                                            1995         1994         1993
                                                         ----------   ----------   ----------
    Net sales and operating revenues
      Transportation...................................  $  186,941   $  176,074   $  175,095
      Forestry.........................................      60,057       60,158       59,819
      Sugar............................................      57,547       54,900       49,138
      Real Estate......................................      30,379       39,774       28,405
                                                         ----------   ----------   ----------
    Consolidated.......................................  $  334,924   $  330,906   $  312,457
                                                          =========    =========    =========
    Operating profit:
      Transportation...................................  $   28,255   $   29,680   $   30,648
      Forestry.........................................      (3,377)       4,072        8,308
      Sugar............................................      13,310        6,329        5,058
      Real Estate......................................       9,129       19,884       10,950
                                                         ----------   ----------   ----------
    Consolidated.......................................  $   47,317   $   59,965   $   54,964
                                                          =========    =========    =========
    Assets:
      Transportation...................................  $  407,969   $  424,241   $  390,332
      Forestry.........................................     111,848       91,319       82,002
      Sugar............................................      72,647       93,685       96,925
      Real Estate......................................     290,013      229,449      230,343
      Discontinued operations..........................     296,001      299,347      294,597
      Corporate........................................     352,516      311,349      301,634
                                                         ----------   ----------   ----------
    Consolidated.......................................  $1,530,994   $1,449,390   $1,395,833
                                                          =========    =========    =========
    Capital expenditures:
      Transportation...................................  $   28,204   $   25,060   $   22,682
      Forestry.........................................       5,413        8,655        5,295
      Sugar............................................         170        3,381        2,944
      Real Estate......................................      45,029       28,354       37,694
                                                         ----------   ----------   ----------
    Consolidated.......................................  $   78,816   $   65,450   $   68,615
                                                          =========    =========    =========
    Depreciation and depletion:
      Transportation...................................  $   18,840   $   18,706   $   18,147
      Forestry.........................................       2,307        2,184        2,207
      Sugar............................................       1,671        1,605        1,769
      Real Estate......................................       5,733        5,117        4,093
                                                         ----------   ----------   ----------
    Consolidated.......................................  $   28,551   $   27,612   $   26,216
                                                          =========    =========    =========

13.  CONTINGENCIES

     The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                             ST. JOE PAPER COMPANY

                        DECEMBER 31, 1995, 1994 AND 1993
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of three Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these three sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of the Company. The aggregate environmental-related accruals were $6.2 and $6.7 million, as of December 31, 1995 and 1994, respectively. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

                             ST. JOE PAPER COMPANY

                           SCHEDULE II (CONSOLIDATED)
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                  BALANCE AT    ADDITIONS
                                                  BEGINNING     CHARGED TO                BALANCE AT
       RESERVES INCLUDED IN LIABILITIES            OF YEAR       EXPENSE      PAYMENTS    END OF YEAR
- -----------------------------------------------   ----------    ----------    --------    -----------
1995
  Accrued casualty reserves....................    $ 21,019        4,742        9,126       $16,635(a)
1994
  Accrued casualty reserves....................    $ 16,587        9,305        4,873       $21,019(a)(b)
1993
  Accrued casualty reserves....................    $ 16,680        2,443        2,536       $16,587(a)(b)

- ---------------

(a) Includes $7,322, $9,976 and $8,423 in current liabilities at December 31, 1995, 1994 and 1993, respectively. The remainder is included in "Accrued casualty reserves and other liabilities."
(b) 1994 and 1993 amounts have been restated to reflect the classification of the Communications segment, the linerboard mill and container plants as discontinued operations.

                             ST. JOE PAPER COMPANY

      SCHEDULE III (CONSOLIDATED) REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                     INITIAL COST TO                              GROSS AMOUNT AT WHICH
                                                         COMPANY                             CARRIED AS OF DECEMBER 31, 1995
                                                  ---------------------       COSTS       -------------------------------------
                                                           BUILDINGS &     CAPITALIZED       LAND &      BUILDINGS &
                                                              TENANT      SUBSEQUENT TO       LAND          TENANT
           DESCRIPTION             ENCUMBRANCES    LAND    IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
- ---------------------------------- ------------   ------   ------------   -------------   ------------   ------------   -------
Duval County
  Office Buildings (6)............      $0        $1,153      $6,200         $32,513        $  4,972       $ 34,894     $39,866
  Office/Showroom/Warehouses (8)..       0         1,502           0          19,555           3,930         17,127      21,057
  Office/Warehouse................       0             0           0           4,753           1,074          3,679       4,753
  Land w/ Infrastructure..........       0         6,593           0           6,794          13,387              0      13,387
  Unimproved land & Misc Assets...       0           915           0           1,548           2,289            174       2,463
  City & Residential Lots.........       0           362           5              77             362             82         444
St. Johns County
  Land w/ Infrastructure..........       0           179           0             621             800              0         800
  Unimproved land.................       0         2,631           0             407           3,038              0       3,038
Flagler County
  Unimproved land.................       0         3,218           0           1,184           4,402              0       4,402
Volusia County
  Unimproved land.................       0         3,651           0             528           4,179              0       4,179
Brevard County
  Office/Showroom/Warehouse.......       0            73           0           2,184             438          1,819       2,257
  Land w/ Infrastructure..........       0         3,633           0               0           3,633              0       3,633
  Unimproved land.................       0         4,846           0             191           5,037              0       5,037
Indian River County
  Unimproved land.................       0           218           0             189             407              0         407
St. Lucie County
  Unimproved land.................       0           639           0               5             644              0         644
Martin County
  Unimproved land.................       0         4,671           0           2,493           7,164              0       7,164
Palm Beach County
  Office/Showroom/Warehouse.......       0           113           0           2,984             599          2,498       3,097
  Rail Warehouses (2).............       0           449           0           4,164             557          4,056       4,613
  Cross Docks (4).................       0           117           0           3,786           1,262          2,641       3,903
  Land w/ Infrastructure..........       0         1,251           0               0           1,251              0       1,251
  Unimproved land.................       0         1,596           0               9           1,605              0       1,605


                                                                 LIFE ON WHICH
                                                                DEPRECIATION IN
                                                      DATE       LATEST INCOME
                                    ACCUMULATED    STARTED OR    STATEMENT IS
           DESCRIPTION              DEPRECIATION    ACQUIRED       COMPUTED
- ----------------------------------  ------------   -----------  ---------------
Duval County
  Office Buildings (6)............     $6,302         1985       3 to 40 years
  Office/Showroom/Warehouses (8)..      4,069         1987       3 to 40 years
  Office/Warehouse................        280         1994       3 to 40 years
  Land w/ Infrastructure..........          0        Various
  Unimproved land & Misc Assets...        457        Various     3 to 40 years
  City & Residential Lots.........          5        Various
St. Johns County
  Land w/ Infrastructure..........          0        Various
  Unimproved land.................          0        Various
Flagler County
  Unimproved land.................          0        Various
Volusia County
  Unimproved land.................          0        Various
Brevard County
  Office/Showroom/Warehouse.......        424         1988       3 to 40 years
  Land w/ Infrastructure..........          0        Various
  Unimproved land.................          0        Various
Indian River County
  Unimproved land.................          0        Various
St. Lucie County
  Unimproved land.................          0        Various
Martin County
  Unimproved land.................          0        Various
Palm Beach County
  Office/Showroom/Warehouse.......        754         1986       3 to 40 years
  Rail Warehouses (2).............      1,144         1982       3 to 40 years
  Cross Docks (4).................        890         1987       3 to 40 years
  Land w/ Infrastructure..........          0        Various
  Unimproved land.................          0        Various

                             ST. JOE PAPER COMPANY

            SCHEDULE III (CONSOLIDATED) REAL ESTATE AND ACCUMULATED
                          DEPRECIATION -- (CONTINUED)
                        DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                   INITIAL COST TO                               GROSS AMOUNT AT WHICH
                                                       COMPANY                              CARRIED AS OF DECEMBER 31, 1995
                                                ----------------------       COSTS       --------------------------------------
                                                          BUILDINGS &     CAPITALIZED       LAND &      BUILDINGS &
                                                             TENANT      SUBSEQUENT TO       LAND          TENANT
          DESCRIPTION            ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
- -------------------------------- ------------   -------   ------------   -------------   ------------   ------------   --------
Broward County
  Rail Warehouse................       0             85           0            1,708            405          1,388        1,793
  Unimproved land...............       0            733           0            1,848          2,581              0        2,581
Dade County
  Cross Dock....................       0            137           0            1,018            137          1,018        1,155
  Double Front Load Warehouse...       0            768           0            5,735          1,449          5,054        6,503
  Rail Warehouses (6)...........       0            808           0           25,077          4,948         20,937       25,885
  Office/Showroom/Warehouses
    (5).........................       0          1,003           0           16,344          4,004         13,343       17,347
  Office/Warehouses (4).........       0          1,462           0           13,363          2,877         11,948       14,825
  Front Load Warehouses (7).....       0          1,943           0           21,888          5,439         18,392       23,831
  Office/Service Center.........       0            285           0            2,191            680          1,796        2,476
  Land w/ Infrastructure........       0          2,577           0            5,915          8,492              0        8,492
  Unimproved land & Misc
    Assets......................       0         15,725           0           11,575         26,973            327       27,300
Manatee County
  Unimproved land...............       0             14           0               87            101              0          101
Orange County
  Land w/ Infrastructure........       0              0           0            7,626          7,626              0        7,626
Gulf County
  Unimproved land...............       0            358           0              180            538              0          538
Bay County
  Land w/ Infrastructure........       0              1           0               29              1             29           30
  Office Building...............       0              1           0            1,195              1          1,195        1,196
  Unimproved land...............       0            517           0              121            524            114          638
Leon County
  Land w/ Infrastructure........       0            603           0               30            594             39          633
Walton County
  Land w/ Infrastructure........       0            120           0               66            186              0          186
Other Counties
  Unimproved land...............       0            229           0            3,161          3,349             41        3,390
                                 ------------   -------   ------------   -------------   ------------   ------------   --------
Grand Total.....................      $0        $65,179      $6,205        $ 203,142       $131,935       $142,591     $274,526
                                 =============  ========  ============   ============    ============   ============   =========


                                                               LIFE ON WHICH
                                                              DEPRECIATION IN
                                                    DATE       LATEST INCOME
                                  ACCUMULATED    STARTED OR    STATEMENT IS
          DESCRIPTION             DEPRECIATION    ACQUIRED       COMPUTED
- --------------------------------  ------------   -----------  ---------------
                                 <
Broward County
  Rail Warehouse................         556        1986       3 to 40 years
  Unimproved land...............           0       Various
Dade County
  Cross Dock....................         235        1987       3 to 40 years
  Double Front Load Warehouse...         617        1993       3 to 40 years
  Rail Warehouses (6)...........       2,343        1990       3 to 40 years
  Office/Showroom/Warehouses
    (5).........................       2,380        1988       3 to 40 years
  Office/Warehouses (4).........       1,823        1988       3 to 40 years
  Front Load Warehouses (7).....       1,687        1991       3 to 40 years
  Office/Service Center.........         137        1994       3 to 40 years
  Land w/ Infrastructure........           0       Various
  Unimproved land & Misc
    Assets......................       1,924       Various
Manatee County
  Unimproved land...............           0       Various
Orange County
  Land w/ Infrastructure........           0        1995
Gulf County
  Unimproved land...............          24       Various
Bay County
  Land w/ Infrastructure........           0       Various
  Office Building...............         238        1993       3 to 40 years
  Unimproved land...............          13       Various
Leon County
  Land w/ Infrastructure........          13       Various
Walton County
  Land w/ Infrastructure........           0       Various
Other Counties
  Unimproved land...............          41       Various
                                  ------------
Grand Total.....................    $ 26,356
                                  ===========

                             ST. JOE PAPER COMPANY

            SCHEDULE III (CONSOLIDATED) REAL ESTATE AND ACCUMULATED
                          DEPRECIATION -- (CONTINUED)
                        DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

Notes

(a) The aggregate cost of real estate owned at December 31, 1995 for federal income tax purposes $163,175

                                                                                                   1995        1994        1993
                                                                                                 --------    --------    --------
(b) Reconciliation of real estate owned:
        Balance at beginning of year..........................................................   $249,180    $222,498    $192,466
        Amounts capitalized...................................................................     26,499      28,350      31,691
        Amounts retired or adjusted...........................................................     (1,153)     (1,668)     (1,659)
                                                                                                 --------    --------    --------
             Balance at close of period.......................................................   $274,526    $249,180    $222,498
                                                                                                 ========    ========    ========
(c) Reconciliation of accumulated depreciation:
        Balance at beginning of year..........................................................   $ 20,596    $ 15,475    $ 11,306
        Depreciation expense..................................................................      5,760       5,145       4,169
        Amounts retired or adjusted...........................................................          0         (24)          0
                                                                                                 --------    --------    --------
             Balance at close of period.......................................................   $ 26,356    $ 20,596    $ 15,475
                                                                                                 ========    ========    ========

(d) Table excludes $43,655 of real estate costs in progress.

                             ST. JOE PAPER COMPANY

                               INDEX TO EXHIBITS
                                (ITEM 14(a) 3.)

  S-K
ITEM 601                                       DOCUMENTS                                   PAGE
- --------       --------------------------------------------------------------------------  ----
   (3)(i)  --  Articles of Incorporation.................................................   *
   (3)(ii) --  By-Laws...................................................................   *
  (10)(a)  --  Agreement between Apalachicola and Seminole Electric Cooperative,
                 Incorporated dated October 14, 1982.....................................   *
      (b)  --  Agreement between Talisman Sugar Corporation and Everglades Sugar Refinery
                 dated February 11, 1986.................................................   **
      (c)  --  Stock Purchase Agreement dated as of September 1, 1995 between St. Joe
                 Industries, Inc. and TPG Communications, Inc............................  ***
      (d)  --  Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe
                 Forest Products Company, St. Joe Container Company and St. Joe Paper
                 Company, on the one hand, and Four M Corporation and Port St. Joe Paper
                 Company on the other hand (the "Asset Purchase Agreement"). ............  ***
      (e)  --  Amendments dated December 14, 1995; December 20, 1995; January 10, 1996;
                 and January 12, 1996 to the Asset Purchase Agreement. ..................   E-2
  (21)     --  Subsidiaries of St. Joe (filed herewith and attached).....................  E-12
  (24)     --  Power of Attorney.........................................................  E-13

- ---------------

  * Incorporated herein by reference to Exhibits filed in connection with St. Joe Paper Company Registration Statement on Form 10 as filed with the Securities and Exchange Commission on April 30, 1984 (File No. 1-12001).
 ** Incorporated herein by reference to Exhibits filed with the Registrant's
    Annual Report on Form 10-K for the fiscal year ended December 31, 1990. *** Incorporated herein by reference to Exhibits filed with the Registrant's
    Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995.