Form 10-K405/A
period 1995-12-31
ST JOE PAPER CO
filed 1996-04-11
CIK 745308

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                AMENDMENT NO. 1


                                       TO


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

                       DOCUMENT INCORPORATED BY REFERENCE


     (Specific pages incorporated are identified under the applicable item herein.) Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

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


     The sugar industry is highly competitive. The Company competes with foreign and domestic sugarcane and sugar beet processors, as well as manufacturers of corn sweeteners and artificial sweeteners such as aspartame and saccharin. Sugar is a volatile commodity subject to wide price fluctuations in the marketplace. Sugar prices have been supported by the United States Government. Currently, such prices are supported by a combination of nonrecourse loans to domestic sugar processors and restrictions on sugar imports. The nonrecourse loan portion of the sugar price support system was extended in 1990 to cover the 1991-1995 crops of sugarcane through the Food, Agriculture, Conservation and Trade Act of 1990 and was just extended to cover the 1996-2002 sugar crops pursuant to the Federal Agriculture Improvement and Reform Act of 1996 (the "Agriculture Act") signed into law by President Clinton on April 4, 1996. The restrictions on sugar imports are implemented through a tariff-rate quota system determined under the Uruguay Round Agreements Act.


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

DIVIDENDS


     The Company paid a cash dividend of $.20 per share to holders of the Common Stock in 1994 and 1995. A dividend of $.05 per share for the first quarter of 1996 is payable on March 29, 1996 to holders of record on March 22, 1996. Although the Company has historically paid quarterly cash dividends of $.05 per share and there are currently no plans to reduce such dividends following the sale of the paper mill and container plants and the sale of the communications segment and the planned pro rata distribution of the net proceeds thereof to its stockholders, there can be no assurance that such practice will continue in the future.


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


     In addition, as previously announced on February 28, 1995, the Company has been exploring the sale of its sugar business and is engaged in discussions with interested parties. Should such a sale materialize, the Company would also withdraw from the sugar segment of its business. There can be no assurance when, if or on what terms such a sale may be made. The Agriculture Act, which was signed into law by the President on April 4, 1996, includes provisions for the restoration of the Everglades ecosystem in South Florida. The Agriculture Act provides significant funding levels for the acquisition of real property located in the Everglades where the Company's sugar operations are located. It is currently unknown whether such funds would be available or utilized if a sale of the sugar segment materializes in the future.

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


     The FECI Special Committee has recognized that it might be possible for FECI to merge with another company with substantial railroad operations in a transaction in which no gain or loss would be recognized to FECI or its shareholders. FECI believes that the likelihood of such a merger is significantly lessened as long as GCC remains a FECI subsidiary. The Company has indicated to FECI that, if a merger of FECI with another railroad corporation would be facilitated by an exchange of GCC stock for the FECI stock held by the Company, the Company would be willing to consider exchanging shares of FECI stock it owns for all of the shares of GCC stock held by FECI and in that regard has proposed acquiring all the issued and outstanding shares of common stock per share of GCC in a tax free exchange of its shares in FECI in return for 100% ownership of GCC stock. GCC is engaged in commercial real estate development in Florida. Each of the Company and FECI has hired an appraisal firm to assist in evaluating the property of GCC, and the Company and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties. Accordingly, there can be no assurance when, if and on what terms the Company may acquire GCC from FECI.



     President Clinton's Proposed Fiscal 1997 Budget (the "Proposed Budget") could have a substantial and adverse effect upon a merger of FECI with another company subsequent to the acquisition of GCC common stock by the Company in exchange for FECI common stock. The Proposed Budget would amend current laws to provide that a merger of FECI with another company within two years of the exchange of GCC common stock for FECI common stock, pursuant to which the FECI shareholders would own less than fifty percent of the voting power, and less than fifty percent of the value, of the stock of the surviving company, could cause FECI to recognize gain on the exchange of the GCC common stock. The gain would be measured by the difference between the fair market value of the GCC common stock and FECI's adjusted tax basis in such stock. If enacted, the Proposed Budget would be effective for distributions made after March 19, 1996. The Chairmen of the House Ways and Means and Senate Finance Committees, however, have jointly announced their intention that the effective date of new tax proposals in the Proposed Budget will not be earlier than "the date of appropriate Congressional action." Accordingly, there can be no assurance when, if, and on what terms a merger of FECI with another corporation, or sale of FEC or GCC, may be made. Also, there can be no assurance when, if, and on what terms the Company may acquire GCC from FECI.


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

                             ST. JOE PAPER COMPANY

                               INDEX TO EXHIBITS
                                (ITEM 14(A) 3.)


  S-K
ITEM 601                                       DOCUMENTS                                   PAGE
- --------       --------------------------------------------------------------------------  ----
   (3)(i) --   Articles of Incorporation.................................................   *
   (3)(ii) --  By-Laws...................................................................   *
  (10)(a) --   Agreement between Apalachicola and Seminole Electric Cooperative,
                 Incorporated dated October 14, 1982.....................................   *
      (b) --   Agreement between Talisman Sugar Corporation and Everglades Sugar Refinery
                 dated February 11, 1986.................................................   **
      (c) --   Stock Purchase Agreement dated as of September 1, 1995 between St. Joe
                 Industries, Inc. and TPG Communications, Inc............................  ***
      (d) --   Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe
                 Forest Products Company, St. Joe Container Company and St. Joe Paper
                 Company, on the one hand, and Four M Corporation and Port St. Joe Paper
                 Company on the other hand (the "Asset Purchase Agreement"). ............  ***
      (e) --   Amendments dated December 14, 1995; December 20, 1995; January 10, 1996;
                 and January 12, 1996 to the Asset Purchase Agreement. ..................  ****
  (21)    --   Subsidiaries of St. Joe (filed herewith and attached).....................  ****
  (24)    --   Power of Attorney.........................................................  ****


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

**** Previously filed.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ST. JOE PAPER COMPANY



                                        By: /s/  Robert E. Nedley


                                           -------------------------------------

                                            Robert E. Nedley


                                           President, Chief Operating


                                           Officer and Director



                                        Date: April 11, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 1996.



/s/  Winfred L. Thornton                Chairman of the Board and Chief
- -------------------------------------     Executive Officer
Winfred L. Thornton
/s/  Robert E. Nedley                   President, Chief Operating Officer and
- -------------------------------------     Director
Robert E. Nedley
/s/  J. Malcolm Jones, Jr.              Chief Financial Officer
- -------------------------------------     (Principal Financial Officer)
J. Malcolm Jones, Jr.
/s/  D. Michael Groos                   Controller
- -------------------------------------     (Principal Accounting Officer)
D. Michael Groos
/s/  Jacob C. Belin                     Director
- -------------------------------------
Jacob C. Belin
/s/  Howard L. Brainin                  Vice President and Director
- -------------------------------------
Howard L. Brainin
/s/  Richard D. Dent                    Director
- -------------------------------------
Richard D. Dent
/s/  Russell B. Newton, Jr.             Director
- -------------------------------------
Russell B. Newton, Jr.
/s/  John J. Quindlen                   Director
- -------------------------------------
John J. Quindlen

/s/  Walter L. Revell                   Director
- -------------------------------------
Walter L. Revell

/s/  Frank S. Shaw, Jr.                 Director
- -------------------------------------
Frank S. Shaw, Jr.

/s/  John D. Uible                      Director
- -------------------------------------
John D. Uible

/s/  Carl F. Zellers, Jr.               Director
- -------------------------------------
Carl F. Zellers, Jr.

By: /s/  J. Malcolm Jones, Jr.
- -------------------------------------
    J. Malcolm Jones, Jr.
    Chief Financial Officer
    (Principal Financial Officer)

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

                             ST. JOE PAPER COMPANY

                               INDEX TO EXHIBITS
                                (ITEM 14(A) 3.)


  S-K
ITEM 601                                       DOCUMENTS                                   PAGE
- --------       --------------------------------------------------------------------------  ----
   (3)(i) --   Articles of Incorporation.................................................   *
   (3)(ii) --  By-Laws...................................................................   *
  (10)(a) --   Agreement between Apalachicola and Seminole Electric Cooperative,
                 Incorporated dated October 14, 1982.....................................   *
      (b) --   Agreement between Talisman Sugar Corporation and Everglades Sugar Refinery
                 dated February 11, 1986.................................................   **
      (c) --   Stock Purchase Agreement dated as of September 1, 1995 between St. Joe
                 Industries, Inc. and TPG Communications, Inc............................  ***
      (d) --   Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe
                 Forest Products Company, St. Joe Container Company and St. Joe Paper
                 Company, on the one hand, and Four M Corporation and Port St. Joe Paper
                 Company on the other hand (the "Asset Purchase Agreement"). ............  ***
      (e) --   Amendments dated December 14, 1995; December 20, 1995; January 10, 1996;
                 and January 12, 1996 to the Asset Purchase Agreement. ..................  ****
  (21)    --   Subsidiaries of St. Joe (filed herewith and attached).....................  ****
  (24)    --   Power of Attorney.........................................................  ****


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

**** Previously filed.