Form 10-Q
period 1996-03-31
ST JOE PAPER CO
filed 1996-05-15
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission file number:  1-10466

                             St. Joe Paper Company
           (Exact name of registrant as specified in its charter)

                 Florida                        59-0432511
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida     32207
       (Address of principal executive offices)           (Zip Code)

                              (904) 396-6600
           (Registrant's telephone number, including area code)

                                    None
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES X   NO



APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1996 there were 30,498,650 shares of common stock, no par value, outstanding.

                           ST. JOE PAPER COMPANY
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                   March 31         December 31
                                                       1996                1995
                                                 ----------         -----------
                                                 (Unaudited)
ASSETS

Current Assets:
        Cash and cash equivalents                $  108,157          $   16,802
        Short-term investments                       87,046              96,923
        Accounts receivable                          52,050              44,390
        Income taxes refundable                           0               4,314
        Inventories                                  24,832              20,592
        Other assets                                 14,450              18,162
        Net assets of discontinued operations       275,906             296,001
                                                   --------          ----------
        Total Current Assets                     $  562,441          $  497,184

Investment and Other Assets:
        Marketable securities                       241,821             189,865
        Other assets                                 30,587              38,971
                                                   --------          ----------
        Total Investments and Other Assets       $  272,408          $  228,836

Property, Plant, and Equipment, Net                 816,020             804,974
                                                   --------          ----------
Total Assets	                                    $1,650,869          $1,530,994
                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                         $   24,450          $   26,024
        Accrued liabilities                          19,538              18,445
        Income taxes payable                         11,744                   0
                                                 ----------          ----------
        Total Current Liabilities                    55,732              44,469

Accrued casualty reserves and other liabilities      11,598              11,681
Deferred income taxes and income tax credits        225,865             192,036
Minority interest in consolidated subsidiaries      269,627             266,741

Stockholders' Equity:
  Common stock, no par value; 60,000,000 shares
  authorized; 30,498,650 shares issued and
  outstanding                                        8,714                8,714
        Retained earnings                        1,022,282              955,239
        Net unrealized gains on debt and
          marketable equity securities              57,052               52,114
                                                ----------           ----------
	      	Total Stockholders' Equity               1,088,048            1,016,067
                                                ----------           ----------
Total Liabilities and Stockholders' Equity      $1,650,869           $1,530,994
                                                ==========           ==========
                           (See accompanying notes)

                              ST. JOE PAPER COMPANY
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (Dollars in thousands except per share amounts)
                                  (Unaudited)
                                                 Three Months Ended March 31
                                                      1996              1995
                                                ----------        ----------
Net sales                                       $  125,519        $   33,202
Operating revenues                                  45,443            43,176
                                                ----------        ----------
Net sales and operating revenues                   170,962            76,378
Cost of sales                                       34,276            26,337
Operating expenses                                  34,652            31,666
Selling, general and administrative expenses         8,636             7,547
                                                ----------        ----------
Operating profit                                    93,398            10,828

Other income (expense):
  Dividends                                            706               565
  Interest income                                    4,060             3,015
  Interest expense                                     (67)             (807)
  Gain on sales and other dispositions of property   2,811               815
  Other, net                                         1,397               443
                                                ----------        ----------
                                                     8,907             4,031
                                                ----------        ----------
Income before income taxes and minority interest   102,305            14,859
Provision for income taxes                          39,197             5,692
                                                ----------        ----------
Income before minority interest                     65,108             9,167

Income applicable to minority interest in
  consolidated subsidiaries                          3,429             2,515
                                                ----------        ----------
Income from continuing operations                   59,679             6,652
Earnings from discontinued operations (net of
  income taxes of $4,975 and $8,376, respectively)   8,889            14,862
                                                ----------        ----------
Net Income                                      $   68,568        $   21,514
Retained earnings at beginning of period           955,239           887,520
Dividends                                            1,525             1,525
                                                ----------        ----------
Retained earnings at end of period              $1,022,282        $  907,509
                                                ==========        ==========
Per share data:
  Dividends                                     $     0.05        $     0.05
                                                ==========        ==========
  Income from continuing operations             $     1.96        $     0.22
  Earnings of discontinued operations                 0.29              0.49
                                                ----------        ----------
  Net Income                                    $     2.25        $     0.71
                                                ==========        ==========
                            (See accompanying notes)

                              ST. JOE PAPER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in thousands except per share amounts)
                                  (Unaudited)
                                                 Three Months Ended March 31
                                                      1996              1995
                                                ----------------------------
Cash flows from operating activities:
   Net Income                                   $   68,568       $    21,514
   Adjustments to reconcile net income to
     cash provided by operating activities:
      Depreciation and depletion                     6,826             6,691
      Minority interest in income                    3,429             2,515
      Gain on sale of property                      (2,811)             (815)
      Increase in deferred income taxes             29,893             2,361
   Changes in operating assets and liabilities:
      Accounts receivable                           (7,660)              270
      Inventories                                   (4,240)          (10,729)
      Other assets                                  12,096             6,161
      Accounts payable, accrued liabilities,
        and casualty reserves                         (564)            5,879
      Income taxes payable                          16,058            (2,635)
      Discontinued operations - non-cash charges
        and working capital changes                 22,543              (630)
                                                ----------------------------
Cash provided by operating activities              144,138            30,582
                                                ----------------------------
Cash flows from investing activities:
  Purchases of property, plant, and equipment      (19,902)          (28,146)
  Investing activities of discontinued operations   (2,448)           (5,375)
  Purchases of investments:
    Available-for-sale                            (106,682)           (8,873)
    Held-to-maturity                                     0           (61,575)
  Proceeds from dispositions of assets               4,841             4,854
  Maturity and redemption of investments:
    Available-for-sale                              63,149             8,502
    Held-to-maturity                                10,200            29,552
                                                ----------------------------
Cash used in investing activities                  (50,842)          (61,061)
                                                ----------------------------
Cash flows from financing activities:
  Net change in short-term borrowings                    0             4,661
  Dividends paid to stockholders                    (1,525)           (1,525)
  Dividends paid to minority interest                 (416)             (410)
                                                ----------        ----------
Cash used in financing activities                   (1,941)           (2,726)
                                                ----------        ----------
Net decrease in cash and cash equivalents           91,355           (27,753)
Cash and cash equivalents at beginning of period    16,802            46,389
                                                ----------        ----------
Cash and cash equivalents at end of period      $  108,157        $   18,636
                                                ==========        ==========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                      $      476        $      572
  Income taxes                          	       $        0        $    5,803

                           (See accompanying notes)

                             ST. JOE PAPER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)


 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the three-month periods ended March 31, 1996, and 1995. The 1995 statements have been restated to reflect the reclassification of the Communications segment and linerboard mill and container plants as discontinued operations.

 2. The results of operations for the three-month periods ended March 31, 1996, and 1995 are not necessarily indicative of the results that may be expected for the full year.

 3. On September 1, 1995, St. Joe Industries, Inc., a wholly-owned subsidiary of the Company, agreed to sell the stock of St. Joe Communications, Inc.
     (SJCI) to TPG Communications, Inc., for approximately $115 million subject to purchase price adjustments. The sale is subject to customary conditions, including regulatory approvals. SJCI has sold its interest in three cellular partnerships and has a contract to sell the remaining one for an aggregate of approximately $27 million. These sales represent the Company's entire Communications segment and are all expected to close in the second quarter of 1996.

     On November 2, 1995, the Company announced that it had entered into an agreement to sell its linerboard mill and container plants for approximately $390 million subject to purchase price adjustments and contingent on, among other things, the buyer's receipt of financing.
     The Company retains its timberlands and will continue to operate in this segment. This sale is expected to close in the second quarter of 1996.

     Operating revenues for the three-month periods ended March 31, 1996, and 1995 for the Communications segment were $8,435 and $7,799, respectively, and net sales for the linerboard mill and container plants were $93,306 and $103,807, respectively. These amounts are not included in operating revenues in the accompanying statements of income and retained earnings.

     Net operating results of the Communications segment and for the linerboard mill and container plants for the three-month periods ended March 31, 1996, and 1995 are shown separately as earnings from discontinued operations in the accompanying statements of income and retained earnings.

     Net assets to be disposed of have been separately classified in the accompanying balance sheets at March 31, 1996, and December 31, 1995. Assets and liabilities of the Communications segment and linerboard mill and container plants consisted of:

                                                     March 31      December 31
                                                       1996           1995
                                                     -------------------------
Cash and cash equivalents                            $ 12,916      $ 11,357
Accounts receivable                                    44,771        43,419
Inventories                                            44,546        49,414
Other assets                                            4,338        19,748
Marketable securities                                   2,607         2,582
Property, plant, and equipment                        254,782       261,674
                                                    --------------------------
    Total assets                                      363,960       388,194

Accounts payable                                        9,605        14,460
Accrued liabilities                                     8,699         7,671
Long-term debt                                         17,849        18,093
Accrued casualty reserves and other liabilities         4,332         4,332
Deferred income taxes                                  47,569        47,637
                                                    --------------------------
    Net assets of discontinued operations            $275,906      $296,001
                                                    ==========================

4.  Inventories at March 31, 1996, and December 31, 1995:

                                                     March 31     December 31
                                                       1996          1995
                                                    --------------------------
    Materials and supplies	                         $ 13,550       $ 12,875
    Sugar                                             11,282          7,717
                                                    --------------------------
                                                    $ 24,832       $ 20,592
                                                    ==========================

5. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

    The Company has retained certain self-insurance risks with respect to losses for third-party liability, property damage, and group health insurance provided to employees.

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

    The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of three Superfund sites. The Company has accrued its allocated share of the total estimated cleanup costs for these three sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

    It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position or results of operations of the Company. As of March 31, 1996, and December 31, 1995, the aggregate environmentally related accruals were $6.2 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

On September 1, 1995, St. Joe Industries, Inc., a wholly-owned subsidiary of the Company, agreed to sell the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc., for approximately $115 million subject to purchase price adjustments. The sale closed on April 11, 1996. The Company has sold its interest in three cellular partnerships due in 1995 and two in the first quarter of 1996 and has a contract to sell the remaining one for an aggregate of approximately $27 million. The final sale is expected to close in the second quarter of 1996. These sales represent the Company's entire Communications segment. Operating revenues for the three-month periods ended March 31, 1996, and 1995 for the Communications segment were $8.4 million and $7.8 million, respectively. These amounts are not included in operating revenues in the accompanying statements of income and retained earnings. Net earnings of the Communications segment for the three-month periods ended March 31, 1996, and 1995 were $6.7 million and $1.6 million, respectively, and are shown separately as earnings from discontinued operations in the accompanying statements of income and retained earnings.

On November 2, 1995, the Company announced that it had entered into an agreement to sell its linerboard mill and container plants for approximately $390 million subject to purchase price adjustments and contingent on, among other things, the buyer's receipt of financing. The sale is expected to close in the second quarter of 1996. The Company will retain its timberlands and will enter into a fifteen-year fiber supply agreement with the buyer with two five-year extensions. Annual wood fiber tonnage to be supplied from the Company's lands will not exceed that currently provided and will be at negotiated market prices adjusted on a quarterly basis. The Company plans in the future to shift its remaining fiber production from the Company's lands to higher margin timber products. Net sales for the linerboard mill and container plants were $93.3 million and $103.8 million for the three months ended March 31, 1996, and 1995, respectively. Net earnings for the three months ended March 31, 1996, and 1995 were $2.2 million and $13.3 million, respectively, and are shown separately as earnings from discontinued operations in the accompanying statements of income and retained earnings.

Upon the completion of these sales, revenues of the Company will be materially lower than historical levels. Net income, earnings per share, and cash flows may also be materially different from previous periods.

Quarter ended March 31, 1996

Net sales and operating revenues for the quarter were $171.0 million, a $94.5 million increase over the same period in 1995 and $81.2 million over the fourth quarter of 1995. A land sale to the State of Florida for $84 million accounted for the increase. Cost of sales and operating expenses were $68.9 million, up from $58.0 million in 1995 and $68.8 million in the fourth quarter of 1995. These costs were 40.3% of net sales and operating revenues in 1996 compared to 75.9% in 1995 and 76.6% in the fourth quarter 1995. Selling, general and administrative expenses were $8.6 million in the first quarter of 1996 compared to $7.5 million in the first quarter of 1995 and $9.1 million in the fourth quarter 1995. As a result of these changes, operating profit was $93.4 million compared to $10.8 million in the same quarter of 1995 and $11.9 million in the fourth quarter of 1995.

An analysis of operating results by segment follows:

Forestry
Quarter ended March 31, 1996

                                                                  % Increase
                                            1996         1995      (Decrease)
                                            --------------------------------
Net Sales                                   14.1         14.9         (5.4)
Cost of Sales                               14.2         13.5          5.0
Selling, General & Administrative Expenses   1.3          1.2         11.9
                                            --------------------------------
Operating Profit (Loss)                     (1.4)         0.2       (808.8)

Reduced production at the Company's linerboard mill resulted in sales to the mill decreasing 68,000 tons. An increase of $2.95 per ton in the delivered price offset some of the volume decrease. Outside sales increased by 3,580 tons but the product mix caused the price per ton to drop $5.71. A $6.22 per ton increase in the cost of wood purchased for resale was the largest factor in the overall cost increase.

Transportation
Quarter Ended March 31, 1996

                                                                  % Increase
                                            1996         1995      (Decrease)
                                            --------------------------------
Operating Revenue                           45.4         43.2          5.1
Operating Expenses                          34.7         31.7          9.5
Selling, General & Administrative Expenses   5.2          4.3         21.0
                                            --------------------------------
Operating Profit                             5.6          7.2        (22.2)

Operating revenues, operating expenses, and selling, general and administrative expenses all increased due to the inclusion in 1996 of an FECI subsidiary acquired in the second quarter 1995. The lower operating profit is primarily attributable to a decline in rail traffic of 7.2% on FEC and 8.1% on ANRR combined with the FEC haulage agreement.

Sugar
Quarter Ended March 31, 1996

                                                                  % Increase
                                            1996         1995      (Decrease)
                                            --------------------------------
Net Sales                                   18.7         12.3         52.0
Cost of Sales                               13.1          8.3         57.8
Selling, General & Administrative Expenses   1.1          1.5        (26.7)
                                            --------------------------------
Operating Profit                             4.5          2.5         80.0

The sugar segment experienced a 52% volume increase in the first quarter of 1996 compared to 1995. The selling price fell slightly. Production fell 23%, but costs per ton rose only 1%. Selling, general and administrative expenses fell due mainly to lower worker's compensation payments in 1996.

Real Estate
Quarter Ended March 31, 1996

                                                                  % Increase
                                            1996         1995      (Decrease)
                                            --------------------------------
Net Sales                                   92.7          6.0      1,445.0
Cost of Sales                                7.0          4.5         55.7
Selling, General & Administrative Expenses   0.9          0.6         50.0
                                            --------------------------------
Operating Profit                            84.8          0.9      9,322.3

In 1996, a single realty property sale of $84.0 million was made to the State of Florida which did not occur in 1995. Rent and other income increased by $2 million in the first quarter of 1996 compared to the same period in 1995. Cost of sales increased due to cost associated with the sale of the property to the State of Florida. Selling, general and administrative expenses increased by $0.3 million.

Other Income increased $4.9 million in the first quarter of 1996 compared to 1995. Interest income increased by $1.4 million reflecting increased investment and higher rates. Gain on sales and other dispositions of property, plant, and equipment increased $2.0 million primarily due to the first of three installments involving the sale of fiber optic conduit for a total of $8.7 million. Other income, net, rose by $0.9 million primarily due to increased earnings on FECI's investment portfolio held for realty development.


Income from Continuing Operations increased $53.0 million (797%) during the first quarter of 1996 from the same period in 1995. Earnings from discontinued operations (net of income taxes) representing the Company's former Communications segment and linerboard mill and container plants, were $6.0 million less than the first quarter of 1995. Net income for the quarter was 219% above the same period in 1995. Net income per share increased $1.54 to $2.25. Income from continuing operations was $1.96 per share.

Financial Position

The Company's financial position remains strong. Current assets rose to $562.4 million, a $65.2 million increase from year-end. Current liabilities increased by $11.3 million causing the current ratio to drop from 11.2 to 1 at year-end to 10.1 to 1 at the end of the first quarter.

The Company increased its investment in marketable securities by $42.1 million over year-end. Net property, plant, and equipment increased by $11.0 million, largely in FECI. Deferred income taxes grew by $33.8 million, due primarily to deferred taxes on the proceeds of the condemnation sale to the State of Florida.

Stockholders' equity at March 31, 1996, was $35.68 per share, an increase of $2.36 from December 31, 1995.

Recent Events

As reported in the 1995 Annual Report to Shareholders, the Company has indicated a willingness to consider exchanging shares of FECI stock it owns for all of the shares of Gran Central Corporation (GCC) held by FECI and, in that regard, has proposed acquiring all the issued and outstanding shares of GCC in a tax-free exchange of its shares in FECI in return for 100% ownership of GCC stock. The Company and FECI have each hired appraisal firms to assit in evaluating the property of GCC and the Company and FECI intend to see if they can negotiate terms of an exchange that will be acceptable to both parties.

To date, no purchase price discussions have been held nor will any discussions be held until the completion of the appraisals. Accordingly, there can be no assurance when, if, or on what terms the Company might acquire GCC from FECI.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 19, 1996, Florida East Coast Industries, Inc. (FECI), a wholly-owned subsidiary of the Company, was served with a complaint filed by Alan Russell Kahn. The complaint is filed in the Circuit Court of Duval County, Florida. Mr. Kahn alleges that he is a shareholder of FECI. In addition to FECI, the following entities and persons are named as defendants: the Company, St. Joe Industries, and the Board of Directors of FECI, as individuals.

         In his prayer for relief, Mr. Kahn requests the following:

           (1)  an order certifying the action as a class action;

           (2) an injunction preventing the sale of Gran Central to the Company;

           (3) an order requiring the Directors of FECI to place Gran Central for sale by means of an auction or to accept competitive bids from third paries in some other fashion;

           (4) an order requiring the Company to account to Mr. Kahn and the class for any profits; and

           (5)  an order granting Mr. Kahn attorney's fees and costs.

Item 5.  Other Information

         On March 1, 1996, the United States Securities and Exchange Commission
         (SEC) sent letters to FECI and the Company notifying them that the SEC was conducting an informal inquiry into the trading of the securities of FECI. The letters requested certain information regarding the circumstances and events surrounding the proposed acquisition of Gran Central Corporation by the Company. The requested information was timely provided to the SEC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               St. Joe Paper Company
                                                    (Registrant)


                                                /s/  J.M. Jones, Jr.
                                               Vice President and CFO


                                                 /s/  D.M. Groos
                                                   Comptroller

May 15, 1996
(Date)