Form 10-Q
period 1996-06-30
ST JOE PAPER CO
filed 1996-08-19
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

Commission file number       1-10466

                              St. Joe Corporation
           (Exact name of registrant as specified in its charter)

                  Florida                       59-0432511
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida     32207
       (Address of principal executive offices)           (Zip Code)

                              (904) 396-6600
           (Registrant's telephone number, including area code)

                           St. Joe Paper Company
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES X   NO


APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1996 there were 30,498,650 shares of common stock, no par value, outstanding.

                       ST. JOE CORPORATION
                              INDEX

                                                  Page No.


PART I Financial Information:


     Consolidated Balance Sheet -
     June 30, 1996 and December 31, 1995              3

     Consolidated Statement of Income and
     Retained Earnings - Six months
     ended June 30, 1996 and 1995                     4

     Consolidated Statement of Cash Flows -
     Six months ended June 30, 1996 and 1995          5

     Notes to Consolidated Financial Statements       6

     Management's Discussion and Analysis of
     Consolidated Financial Condition and
     Results of Operations                            8


PART II Other Information                             12

                              ST. JOE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                            (Dollars in thousands)


                                                                     June 30     December 31
                                                                        1996            1995
ASSETS
Current Assets:
        Cash and cash equivalents                                 $  557,581      $   16,802
        Short-term investments                                       102,917          96,923
        Accounts receivable                                           45,882          44,390
        Income taxes refundable                                         -              4,314
        Inventories                                                   26,046          20,592
        Other assets                                                  24,339          18,162
        Net assets of discontinued operations                           -            296,001
                                                                    ----------    ----------
                Total Current Assets                                 756,765         497,184

Investment and Other Assets:
        Marketable securities                                        239,895         189,865
        Other assets                                                  55,962          38,971
                                                                    ----------    ----------
                Total Investments and Other Assets                   295,857         228,836

Property, Plant and Equipment, Net                                   820,568         804,974
                                                                    ----------    ----------
Total Assets                                                      $1,873,190      $1,530,994
                                                                  ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                          $   32,544      $   26,024
        Accrued liabilities                                           46,229          18,445
 Income taxes payable                                                131,390            -
                                                                  ----------      ----------
                Total Current Liabilities                            210,163          44,469

Accrued casualty reserves and other liabilities                       20,125          11,043
Deferred income taxes                                                198,815         192,036
Minority interest in consolidated subsidiaries                       271,971         266,741

Stockholders' Equity:
	Common stock, no par value; 60,000,000 shares
		authorized; 30,498,650 shares issued and
                outstanding                                            8,714           8,714
        Retained earnings                                          1,108,774         955,239
	Net unrealized gains on debt and marketable
                equity securities                                     54,628          52,114
                                                                   ---------       ---------
                Total Stockholders' Equity                         1,172,116       1,016,067
                                                                  ----------      ----------
Total Liabilities and Stockholders' Equity                        $1,873,190      $1,530,994


                     							See accompanying notes.


                              ST. JOE CORPORATION
              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)
                  (Dollars in thousands except per share amounts)

                                               Three Months                      Six Months
                                               ended June 30                     ended June 30
                                            1996            1995              1996          1995
Net sales                             $   33,195      $   37,145        $  158,714    $   70,347
Operating revenues                        46,995          48,760            92,438        91,936
                                      ----------      ----------        ----------    ----------
Net sales and operating revenue           80,190          85,905           251,152       162,283
Cost of sales                             16,394          29,216            50,670        55,553
Operating expenses                        35,213          36,758            69,865        68,424
Selling, general and
  administrative expenses                  5,530           7,074            14,166        14,621
                                      ----------      ----------        ----------    ----------
Operating profit                          23,053          12,857           116,451        23,685
Other income (expense):
        Dividends                          1,009             768             1,715         1,333
        Interest income                    6,493           4,052            10,553         7,067
        Interest expense                    (257)         (1,086)             (324)       (1,893)
        Gain on sales and other
          dispositions of property           125           1,274             2,936         2,089
        Other, net                         1,208           2,229             2,605         2,672
                                      ----------      ----------        ----------    ----------
                                           8,578           7,237            17,485        11,268
                                      ----------      ----------        ----------    ----------
Income before income taxes
        and minority interest             31,631          20,094           133,936        34,953
Provision for income taxes                22,875           8,614            62,072        14,306
                                      ----------      ----------        ----------    ----------
Income before minority interest            8,756          11,480            71,864        20,647
Income applicable to minority
  interest in consolidated
  subsidiaries                             2,966           3,141             6,395         5,656
                                       ---------      ----------        ----------    ----------
Income from continuing operations          5,790           8,339            65,469        14,991
Earnings from discontinued
  operations net of income taxes
  of ($4,448),  $8,536, $527 and
         $16,912  respectively            (8,143)         17,997               746        32,859
Gain on sale of discontinued
  operations, net of income taxes
  of $61,638, $0, $61,638 and
  $0, respectively                        90,370            -               90,370          -
                                      ----------      ----------        ----------    ----------
                                          82,227          17,997            91,116        32,859
                                      ----------      ----------        ----------    ----------
Net income                            $   88,017      $   26,336        $  156,585    $   47,850
Retained earnings at beginning
  of period                            1,022,282         907,509           955,239       887,520
Dividends                                 (1,525)         (1,525)           (3,050)       (3,050)
                                      ----------      ----------        ----------    ----------
Retained earnings at end
  of period                           $1,108,774      $  932,320        $1,108,774    $  932,320
                                      ==========      ==========        ==========    ==========
Per share data:
        Dividends                     $     0.05      $     0.05        $     0.10    $     0.10
                                      ==========      ==========        ==========    ==========
 	Income from continuing
    operations                        $     0.19      $     0.27        $     2.15    $     0.49
 	Earnings of discontinued
    operations                              2.70            0.59              2.98          1.08
                                      ----------      ----------        ----------    ----------
         Net income                   $     2.89      $     0.86        $     5.13    $     1.57
                                      ==========      ==========        ==========    ==========


                                                        See accompanying notes.

                              ST. JOE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                 (Dollars in thousands except per share amounts)

                                                                          Six Months ended June 30
                                                                            1996            1995
Cash flows from operating activities:
  Net income                                                          $  156,585      $   47,850
	 Adjustments to reconcile net income to cash
   provided by operating activities:
                Depreciation and depletion                                13,652          13,614
                Minority interest in income                                6,395           5,656
                Gain on sale of property                                  (2,936)         (2,089)
                Gain on sale of discontinued operations                  (90,370)           -
                Increase in deferred income taxes                          6,779           7,857
 	             	Changes in operating assets and liabilities:
                 Accounts receivable                                      (1,492)          3,099
                 Inventories                                              (5,454)         (5,118)
                 Other assets                                            (23,168)          1,852
  			            Accounts payable, accrued liabilities and
                  casualty reserves                                       43,386           5,926
                 Income taxes payable                                     29,335          (7,012)
  			            Discontinued operations - noncash
                  charges and working capital changes                     12,165          (7,295)
                                                                      ----------      ----------
Cash provided by operating activities                                    144,877          64,340
                                                                      ----------      ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment                              (31,116)        (51,040)
 Investing activities of discontinued operations                            -             (6,411)
	Purchases of investments:
                Available for sale                                       (14,515)        (16,351)
                Held to maturity                                        (118,171)        (77,695)
 Proceeds from dispositions of assets                                      4,806          11,682
 Proceeds from sale of discontinued operations                           497,937            -
 Maturities and redemption of investments:
                Available for sale                                         8,420          18,193
                Held to maturity                                          70,421          78,863
                                                                      ----------      ----------
Cash provided by (used in) investing activities                          399,782         (42,759)
                                                                      ----------      ----------
Cash flows from financing activities:
 Financing activities of discontinued operation                             -             (7,626)
 Dividends paid to stockholders                                           (3,050)         (3,050)
 Dividends paid to minority interest                                        (830)           (825)
                                                                      ----------      ----------
Cash used in financing activities                                         (3,880)        (11,501)
                                                                      ----------      ----------
Net decrease in cash and cash equivalents                                540,779          10,080
Cash and cash equivalents at beginning of period                          16,802          71,890
                                                                      ----------      ----------
Cash and cash equivalents at end of period                            $  557,581      $   81,970
                                                                      ==========      ==========
Supplemental disclosure of cash flow information:
 	Cash paid during the year for:
                Interest                                              $      733      $    2,524
                Income taxes                                          $   23,136      $   26,572


                             See accompanying notes

                               ST. JOE CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

1.	In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. The 1995 statements have been restated to reflect the reclass-ification of the Communications segment and linerboard mill and container plants as discontinued operations.

2.	The results of operations for the three  and six month periods ended June
   30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year.

3.	On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. as previously discussed. SJCI also sold its interest in four cellular partnerships. These sales represent the CompanyOs entire
   Communication segment.	On May 30, 1996, the Company sold its linerboard
   mill and container plants. The Company retains its timberlands and will continue to operate in this segment.

  	Operating revenues for the three month periods ended June 30, 1996 and 1995 for the Communications segment were $0 and $8,060, respectively and for the six month periods ended June 30, 1996 and 1995 were $8,435 and $15,859 respectively and net sales for the linerboard mill and container plants for the three month periods ended June 30, 1996 and 1995 were $60,100 and
   $156,533, respectively and for the six month periods ended June 30, 1996 and 1995 were $153,406 and $302,104, respectively. These amounts are not included in net sales and operating revenues in the accompanying statement of income and retained earnings. The gain on the sale of these operations was $90.4 million after income taxes of $61.6 million. The gain is subject to final post closing working capital adjustments.

  	Net operating results of the Communications segment and for the liner-board mill and container plants for the three and six month periods ended June 30, 1996 and 1995 are shown separately as earnings from discontinued operations in the accompanying statement of income and retained earnings.

  	Net assets to be disposed of have been separately classified in the accompanying balance sheets at December 31, 1995. At June 30, there were no assets or liabilities to be disposed of.

4.	As a result of the sale of the Communications segment and the linerboard mill and container plants and the attendant reduction in employees covered by the Company's pension plans, an estimated gain from curtailment of the pension plans of $1,200, net of tax, was recorded as part of the gain on sale of discontinued operations.

   In addition, the Company's pension plans are in an overfunded position and, with the reduction in employees resulting from the sales, it is unlikely that the overfunding will be realized other than by a plan termination and reversion of excess assets. Accordingly, the Company has recorded the 50% excise tax applicable to plan terminations as additional deferred taxes which amounted to approximately $11,000. The Company has no immediate plans to terminate the pension plans and is in the process of evaluating other alternatives.

5.	Inventories at June 30, 1996 and December 31, 1995:

                                                 June 30 December 31
                                                1996            1995

        Materials and supplies                $14,766         $12,875
            Sugar                              11,280           7,717
                                              -------         -------
                                              $26,046         $20,592
                                              =======         =======

6. Accrued liabilities at June 30, 1996 consist of real estate and personal property taxes of $9,026, accrued casualty and other reserves of $14,910, purchase price adjustments on the sale of discontinued operations of $14,888 and other accrued liabilities of $7,405.

7.	The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

   It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operation of the Company. As of June 30, 1996 and December 31, 1995, the aggregate environmental related accruals were $6.2 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

                               ST. JOE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

During the second quarter, the Company sold its Communication segment and its linerboard mill and container plants. Sale of the Communications segment occured on April 11, 1996 and the linerboard mill and containter plants on May 30, 1996. Operating revenues for the three month periods ended June 30, 1996 and 1995 for the Communications segment were $0 and $8,060, respectively and for the six month periods ended June 30, 1996 and 1995 were $8,435 and $15,859 respectively and net sales for the linerboard mill and container plants for the three month periods ended June 30, 1996 and 1995 were $60,100 and $156,635, respectively and for the six month periods ended June 30, 1996 and 1995 were $153,406 and $302,104, respectively. These amounts are not included in net sales and operating revenues in the accompanying statement of income and retained earnings.

The gain on the sale of these operations was $90.4 million after income taxes of $61.6 million. The gain is subject to final post-closing working capital adjustments.

Upon the completion of these sales, revenues of the Company will be materially lower than historical levels. Net income, earnings per share and cash flows may also be materially different than previous periods.

                           Quarter ended June 30, 1996

Net sales and operating revenues for the quarter were $80.2 million, a $5.7 million decrease from the same period in 1995 and a $90.8 million decrease from the first quarter of 1996. A land sale to the State of Florida for $13.7 million was offset by a decline of $11.6 million in sales by the sugar segment and a $5.4 million dollar decline in forestry net sales. Cost of sales and operating expenses were $51.6 million, down from $66.0 million in 1995 and $68.9 million in the first quarter of 1996. These costs were 64.4% of net sales and operating revenues in 1996 compared to 76.8% in 1995 and 40.3% in the first quarter of 1996. Selling, general and administrative expenses were $5.5 million in the second quarter of 1996 compared to $7.1 million in the second quarter of 1995 and $8.7 million in the first quarter 1996. As a result of these changes, operating profit was $23.1 million compared to $12.8 million in the same quarter of 1995 and $93.4 million in the first quarter of 1996.

                         Six Months ended June 30, 1996

Net sales and operating revenues were $251.2 million for the first half of 1996, an increase of $88.8 million over the same period in 1995. The increase was due to land sales to the State of Florida of $97.8 million. Cost of sales and operating expenses dropped to $120.5 million from 1995's $124.0 million. Selling, general and administrative expenses declined slightly to $14.2 million in 1996. Operating profit increased to $116.5 million compared to 1995's $23.7 million.

An analysis of operating results by segment follows:


Forestry
                           Quarter ended June 30, 1996

                                                    1996      1995    % Decrease
Net Sales                                           11.6      17.0       (31.8)
Cost of Sales                                       10.9      16.8       (35.1)
Selling, General and Administrative Expenses        (0.7)      0.9      (177.8)
Operating Profit (Loss)                              1.4      (0.7)      300.0


A month long shutdown at the Company's linerboard mill prior to its sale resulted in sales to the mill decreasing. Delivered prices to the mill dropped by $0.42 per ton from the first quarter reflecting the execution of the fiber supply agreement with the purchaser of the linerboard mill on May 30, 1996. The fiber supply agreement is for fifteen years with two five year extensions. Annual wood fiber tonnage to be supplied from the Company's lands will not exceed that previously provided and is be at negotiated market prices adjusted on a quarterly basis. The Company plans in the future to shift its remaining fiber production from the Company's lands to higher margin timber products.

                           Six Months ended June 30, 1996

                                                    1996    1995    % Decrease
Net Sales                                           25.7    31.9       (19.4)
Cost of Sales                                       25.1    30.3       (17.2)
Selling, General and Administrative Expenses         0.6     2.1       (71.4)
Operating Loss                                      (0.0)   (0.5)     (100.0)

Reduced production at the Company's linerboard mill prior to its sale resulted in sales to the mill decreasing. Cost of sales increased from 95.0% of sales in the first half of 1995 to 97.6% in the same period of 1996.

Transportation

                          Quarter ended June 30, 1996

                                                    1996   1995    % Increase
                                                                    (Decrease)
Operating Revenues                                  47.0   48.7        (3.5)
Operating Expenses                                  35.2   36.7        (4.1)
Selling, General and Administrative Expenses         4.6    5.0        (7.8)
Operating Profit                                     7.2    7.0         2.5

Rail traffic continued to decline on both the Company's rail subsidiaries. The lower operating revenues are primarily attributable to a decline in rail traffic of 1.6% on FEC and 5.8% on ANRR.

                      Six Months ended June 30, 1996

                                                    1996   1995    % Increase
                                                                    (Decrease)
Operating Revenues                                  92.4   91.9        0.5
Operating Expenses                                  69.9   68.4        2.1
Selling, General and Administrative Expenses         9.8    9.3        5.3
Operating Profit                                    12.7   14.2      (10.3)

A decline of approximately 4.4% in rail shipments for the first six months together with the revenue reduction due to the haulage agreement, were the main contributors to the fall in operating profit.

Sugar
                          Quarter ended June 30, 1996

                                                    1996   1995    % Increase
                                                                    (Decrease)
Net Sales                                            0.0   11.6       (100.0)
Cost of Sales                                        0.0    7.9       (100.0)
Selling, General and Administrative Expenses         0.8    0.5         60.0
Operating Profit (Loss)                             (0.8)   3.2       (125.0)

The sugar segment had no shipments in the second quarter of 1996. The contract with the segment's customer calls for specific shipment levels throughout the year, but, at the request of the customer, the Company had shipped in the first quarter of 1996 in advance of the contract in an amount equal to approximately four months additional shipments. Normal shipments resumed in August.

                        Six Months ended June 30, 1996

                                                    1996   1995    % Decrease
Net Sales                                           18.7   23.9       (21.8)
Cost of Sales                                       13.1   16.2       (19.1)
Selling, General and Administrative Expenses         1.9    2.0        (5.0)
Operating Profit                                     3.7    5.7       (35.1)

Shipments in 1996 dropped 18.2% from 1995 levels. Prices also declined 4.3%. The cost of production declined by $3.89 in 1996 from $311.53 in 1995.



Real Estate
                          Quarter ended June 30, 1996

                                                         1996      1995    % Increase
Net Sales                                                21.6       8.6       151.2
Cost of Sales                                             5.5       4.6        20.2
Selling, General and Administrative Expenses              0.9       0.6        46.6
Operating Profit                                         15.2       3.4       346.8

In 1996, a single realty property sale of $13.8 million was made to the State of Florida which did not occur in 1995. Rent and other income increased by $1.1 million in the second quarter of 1996 compared to the same period in 1995. Cost of sales increased due to cost associated with the sale of the property to the State of Florida. Selling, general and administrative expenses increased by $0.3 million.

                         Six Months ended June 30, 1996

                                                         1996      1995    % Increase
Net Sales                                               114.3      14.6      682.9
Cost of Sales                                            12.5       9.1       37.8
Selling, General and Administrative Expenses              1.8       1.2       51.5
Operating Profit                                         99.9       4.3    2,224.3

In 1996, realty property sales of $97.8 million were made to the State of Florida which did not occur in 1995. Rent and other income increased by $3.1 million in 1996 compared to the same period in 1995. Cost of sales increased principally due to cost associated with the sale of the property to the State of Florida. Selling, general and administrative expenses increased by $0.6 million.

Other Income increased $1.5 million in the second quarter of 1996 compared to 1995. Interest income increased by $2.4 million reflecting increased investment and higher rates. Gain on sales and other dispositions of property, plant and equipment decreased $1.1 million. Other income, net fell by $1.0 million.

Income from Continuing Operations decreased $2.5 million (31%) during the second quarter of 1996 from the same period in 1995.

As a result of the sale of the Communications segment and the linerboard mill and container plants and the attendant reduction in employees covered by the Company's pension plans, an estimated gain from curtailment of the pension plans of $1.2 million, net of tax, was recorded as a part of the gain on the sale of discontinued operations.

In addition, the Company's pension plans are in an overfunded position and, with the reduction in employees resulting from the sales, it is unlikely that the overfunding will be realized other than by a plan termination and reversion of the excess assets. Accordingly, the Company has recorded the 50% excise tax applicable to plan terminations as additional deferred taxes which amounted to approximately $11.0 million. The Company has no immediate plans to terminate the pension plans and is in the process of evaluating other alternatives.

Earnings from discontinued operations (net of income taxes), representing the Company's former Communication segment and linerboard mill and container plants, were $26.1 million less than the second quarter of 1995. Net income for the quarter was 234% above the same period in 1995, due mainly to the $90.4 million gain on the sale of discontinued operations. Net income per share increased $2.03 to $2.89. Income from continuing operations was $0.19 per share.

Financial Position

The Company's financial position remains strong. Current assets rose to $756.8 million, an $259.6 million increase from year end. Current liabilities increased by $162.2 million causing the current ratio to drop from 11.2 to 1 at year end to 3.7 to 1 at the end of the second quarter.

The Company increased its investment in marketable securities by $50.1 million over year end. Net property, plant and equipment increased by $15.6 million, largely in FECI. Deferred income taxes grew by $6.8 million, due primarily to deferred taxes on the proceeds of the condemnation sale to the State of Florida.

Stockholders' equity at June 30, 1996 was $38.43 per share, an increase of $5.11 from December 31, 1995.



PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of the stockholders held on April 24, 1996, the stockholders approved a proposal for the sale by the Company of those assets of St. Joe Forest Products Company ("SJFP") related to its paper mill business to PSJ Paper company L.L.C. ("JV") (a joint venture organized by Four M Corporation ("FMC") and Stone Container Corporation) and of St. Joe Container Company ("SJCC") related to its container business to FMC pursuant to an Asset Purchase Agreement dated as of November 1, 1995, as amended, among the Company, SJFP, and SJCC on one hand, and FMC and JV on the other hand. 25,155,461 votes were cast for, 17,002 votes were cast against, and 3,440 votes abstained as to the proposal.

At the Annual Meeting of the stockholders held on May 14, 1996, stockholders approved a proposed change in the name of the corporation from St. Joe Paper Company to St. Joe Corporation and an amendment to the company's articles of incorporation to effect the same. 24,095,914 votes were cast for, 3,275 votes were cast against, and 3,637 abstained as to the proposal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     3(i) Articles of Incorporation
     3(ii)Bylaws
     10 Wood Fiber Supply Agreement between St. Joseph Land and Development Company and Florida Coast Paper Company dated as of May 30, 1996
     27   Financial Data Schedule

(b)  Reports on Form 8-K
A Current Report on Form 8-K was filed on August 19, 1996 to report the closing on May 30, 1996 of the sale of the linerboard mill and container plant under Item 2, "Acquisition or Disposition of Assets." Except for the actual date of closing that was announced by press release on May 30, 1996, essentially all information concerning the sale was previously reported in the Company's Special Meeting Proxy Statement dated April 11, 1996 in connection with stockholder approval of the sale and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 which segregated discontinued operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   	St. Joe Corporation
                                                      	(Registrant)





                                                   /s/ 	J. M. Jones, Jr.
                                                        Vice President and CFO



                                                    /s/ D. M. Groos
                                                        Comptroller