Form 10-Q
period 1996-09-30
ST JOE PAPER CO
filed 1996-11-14
CIK 745308

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  September 30, 1996

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


               APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996 there were 30,498,650 shares of common stock, no par value, outstanding.

                        ST. JOE CORPORATION
                               INDEX

                                                     Page No.


PART I  Financial Information:


       Consolidated Balance Sheet -
       September 30, 1996 and December 31, 1995          3

       Consolidated Statement of Income and
       Retained Earnings - Nine months
       ended September 30, 1996 and 1995                 4

       Consolidated Statement of Cash Flows -
       Nine months ended September 30, 1996 and 1995     5

       Notes to Consolidated Financial Statements        6

       Management's Discussion and Analysis of
       Consolidated Financial Condition and
       Results of Operations                             8

PART II  Other Information                              12

                                     ST. JOE CORPORATION
                                 CONSOLIDATED BALANCE SHEET
                                   (Dollars in thousands)

                                                      September 30       December 31
                                                              1996              1995
ASSETS                                                  (Unaudited)

Current Assets:

 Cash and cash equivalents                              $  491,992        $   16,802
 Short-term investments                                    103,308            96,923
 Accounts receivable                                        44,767            44,390
 Income taxes refundable                                     ---               4,314
 Inventories                                                17,133            20,592
 Other assets                                               27,453            18,162
 Net assets of discontinued operations                       ---             296,001
                                                          --------          --------
   Total Current Assets                                    684,653           497,184


Investment and Other Assets:
 Marketable securities                                     253,336           189,865
 Other assets                                               53,801            38,971
                                                          --------          --------
   Total Investments and Other Assets                      307,137           228,836

Property, Plant and Equipment, Net                         825,816           804,974
                                                        ----------        ----------
Total Assets                                            $1,817,606        $1,530,994
                                                        ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                         $ 25,854          $ 26,024
 Accrued liabilities                                        43,302            18,445
 Income taxes payable                                       21,223             ---
                                                          --------          --------
   Total Current Liabilities                                90,379            44,469


Accrued casualty reserves and other liabilities             14,115            11,681
Deferred income taxes                                      252,723           192,036
Minority interest in consolidated subsidiaries             275,225           266,741


Stockholders' Equity:
 Common stock, no par value; 60,000,000 shares
   authorized; 30,498,650 shares issued and
   outstanding                                               8,714             8,714
 Retained earnings                                       1,118,698           955,239
 Net unrealized gains on debt and marketable
   equity securities                                        57,752            52,114
                                                        ----------        ----------
   Total Stockholders' Equity                            1,185,164         1,016,067
                                                        ----------        ----------
Total Liabilities and Stockholders' Equity              $1,817,606        $1,530,994
                                                        ==========        ==========


See accompanying notes.

                                    ST. JOE CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                        (Unaudited)
                      (Dollars in thousands except per share amounts)

                                                       Three Months          Nine Months
                                                    ended September 30    ended September 30
                                                     1996       1995       1996       1995

Net sales                                    $    39,787 $   36,232    $  198,501  $ 106,579
Operating revenues                                44,769     46,645       137,207    138,581
                                              ----------  ---------    ----------   --------
Net sales and operating revenues                  84,556     82,877       335,708    245,160
Cost of sales                                     30,795     28,116        81,765     83,669
Operating expenses                                34,959     34,910       104,824    103,334
Selling, general and administrative expenses       9,207      8,106        23,373     22,727
                                              ----------  ---------    ----------   --------
Operating profit                                   9,595     11,745       126,046     35,430

Other income (expense):

 Dividends                                           481        611         2,196      1,944
 Interest income                                  10,334        534        20,887      7,601
 Interest expense                                   (102)      (547)        (426)     (2,440)
 Gain on sales and other dispositions
     of property                                   2,809       (151)        5,745      1,938
 Other, net                                          998        (44)        3,603      2,628
                                              ----------  ---------    ----------   --------
                                                  14,520        403        32,005     11,671
                                              ----------  ---------    ----------   --------
Income before income taxes
 and minority interest                            24,115     12,148       158,051     47,101
Provision for income taxes                         9,139      2,499        71,211     16,805
                                              ----------  ---------    ----------   --------
Income before minority interest                   14,976      9,649        86,840     30,296
Income applicable to minority interest in
 consolidated subsidiaries                         3,527      3,287         9,922      8,943
                                              ----------  ---------    ----------   --------
Income from continuing operations                 11,449      6,362        76,918     21,353
Earnings from discontinued operations net of
 income taxes of $0,  $5,801, $527 and
  $22,713  respectively                            ---        4,797           746     37,656
Gain on sale of discontinued operations, net of
   income taxes of $0, $0, $61,638 and
   $0, respectively                                ---        ---          90,370      ---
                                              ---------   ---------    ----------   --------
                                                   ---        4,797        91,116     37,656
                                              ----------  ---------    ----------   --------
Net income                                     $  11,449   $ 11,159    $  168,034   $ 59,009
Retained earnings at beginning of period       1,108,774    932,320       955,239    887,520
Dividends                                          1,525      1,525         4,575      4,575
                                              ----------  ---------    ----------   --------
Retained earnings at end of period            $1,118,698   $941,954    $1,118,698   $941,954

Per share data:
 Dividends                                     $    0.05  $    0.05      $   0.15   $   0.15
                                               =========  =========      ========   ========
 Income from continuing operations             $    0.38  $    0.21      $   2.53   $   0.70
 Earnings of discontinued operations                ---        0.16          2.98       1.23
                                               ---------  ---------      --------   --------
 Net income                                    $    0.38  $    0.37      $   5.51   $   1.93
                                               =========  =========      ========   ========

See accompanying notes.


                                         ST. JOE CORPORATION
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                      (Dollars in thousands except per share amounts)


                                                                                        Nine Months
                                                                               ended September 30
                                                                                  1996         1995
Cash flows from operating activities:

 Net income                                                                     $168,034       $59,009
 Adjustments to reconcile net income to cash provided by operating activities:
 Depreciation and depletion                                                       21,232         20,747
 Minority interest in income                                                       9,922          8,943
 Gain on sale of property                                                         (5,745)        (1,938)
 Gain on sale of discontinued operations                                         (90,370)         ---
 Increase in deferred income taxes                                                60,687          3,884
 Changes in operating assets and liabilities:
  Accounts receivable                                                               (377)         6,487
  Inventories                                                                      3,459          5,708
  Other assets                                                                   (24,151)        (9,121)
  Accounts payable, accrued liabilities and casualty reserves                     42,009          8,592
   Income taxes payable                                                           25,537         (6,028)
   Discontinued operations - noncash charges, working
    capital changes and income taxes paid                                        (87,991)        20,880
                                                                                --------       --------
Cash provided by operating activities                                            122,246        117,163


Cash flows from investing activities:
 Purchases of property, plant and equipment                                      (41,135)       (54,245)
 Investing activities of discontinued operations                                   ---          (16,668)
 Purchases of investments:
   Available for sale                                                            (18,698)       (26,493)
   Held to maturity                                                             (216,570)      (104,719)
 Proceeds from dispositions of assets                                              4,806          4,457
   Proceeds from sale of discontinued operations                                 464,949          ---
 Maturity and redemption of investments:
   Available for sale                                                             12,218         24,215
   Held to maturity                                                              153,194         71,271
                                                                                --------      ---------
Cash provided by (used in) investing activities                                  358,764       (102,182)


Cash flows from financing activities:

 Financing activities of discontinued operations                                   ---          (16,877)
 Dividends paid to stockholders                                                   (4,575)        (4,575)
 Dividends paid to minority interest                                              (1,245)        (1,239)
                                                                                --------      ---------
Cash used in financing activities                                                 (5,820)       (22,691)
                                                                                --------      ---------

Net increase (decrease) in cash and cash equivalents                             475,190         (7,710)
Cash and cash equivalents at beginning of period                                  16,802         49,132
                                                                                --------      ---------
Cash and cash equivalents at end of period                                      $491,992      $  41,422
                                                                                ========      =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                                     $     835      $   2,878
  Income taxes                                                                 $  93,172      $  42,853


See accompanying notes

                       ST. JOE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                     (Dollars in thousands )

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The 1995 statements have been restated to reflect the reclassification of the Communications segment and linerboard mill and container plants as discontinued operations.

2. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year.

3. On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. as previously discussed. SJCI also sold its interest in four cellular partnerships. These sales represent the Company's entire Communication segment.On May 30, 1996, the Company sold its linerboard mill and container plants. The Company retains its timberlands and will continue to operate in this segment.

     Operating revenues for the three month periods ended September 30, 1996 and 1995 for the Communications segment were $0 and $8,400, respectively and for the nine month periods ended September 30, 1996 and 1995 were $8,435 and $24,259 respectively and net sales for the linerboard mill and container plants for the three month periods ended September 30, 1996 and 1995 were $0 and $127,958, respectively and for the nine month periods ended September 30, 1996 and 1995 were $153,406 and $430,062, respectively. These amounts are not included in net sales and operating revenues in the accompanying statement of income and retained earnings.
     The gain on the sale of these operations was $90.4 million after income taxes of $61.6 million. The gain is subject to final postclosing working capital adjustments.

     Net operating results of the Communications segment and for the linerboard mill and container plants for the three and nine month periods ended September 30, 1996 and 1995 are shown separately as earnings from discontinued operations in the accompanying statement of income and retained earnings.

     Net assets to be disposed of have been separately classified in the accompanying balance sheets at December 31, 1995. At
     September 30, there were no specific assets or liabilities classified as discontinued operations.


4. As a result of the sale of the Communications segment and the linerboard mill and container plants and the attendant reduction in employees covered by the Company's pension plans, an estimated gain from curtailment of the pension plans of $1,200, net of tax, was recorded as part of the gain on sale of discontinued operations.

     In addition, the Company's pension plans remain in an overfunded position and, with the reduction in employees resulting from the sales, it is unlikely that the overfunding will be realized other than by a plan termination and reversion of excess assets. Accordingly, the Company has recorded the 50% excise tax applicable to plan terminations as additional deferred taxes which amounted to approximately $11,000. The Company has no immediate plans to terminate the pension plans and is in the process of evaluating other alternatives.

5.    Inventories at September 30, 1996 and December 31, 1995:

                                     September 30      December 31
                                             1996             1995
                                     ------------      -----------
      Materials and supplies         $     14,148      $    12,875
      Sugar                                 2,985            7,717
                                     $     17,133      $    20,592


6. Accrued liabilities at September 30, 1996 consisted of real estate and personal property taxes of $16,879, accrued casualty and other reserves of $18,125 and other accrued liabilities of $8,298.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of four Superfund sites.
     The Company has accrued its allocated share of the total estimated cleanup costs for these four sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operation of the Company. As of September 30, 1996 and December 31, 1995, the aggregate environmental related accruals were $6.2 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            OVERVIEW

During the second quarter, the Company sold its Communication segment and its linerboard mill and container plants. Sale of the Communications segment occurred on April 11, 1996 and the linerboard mill and container plants on May 30, 1996. Operating revenues for the three month periods ended September 30, 1996 and 1995 for the Communications segment were $0 and $8,400, respectively and for the nine month periods ended September 30, 1996 and 1995 were $8,435 and $24,259 respectively. Net sales for the linerboard mill and container plants for the three month periods ended September 30, 1996 and 1995 were $0 and $127,958 respectively and for the nine month periods ended September 30, 1996 and 1995 were $153,406 and $430,062, respectively. These amounts are not included in net sales and operating revenues in the accompanying statement of income and retained earnings.

The gain on the sale of these operations was $90.4 million after income taxes of $61.6 million. The gain is subject to final postclosing working capital adjustments.

Because the completion of these sales, revenues of the Company will be materially lower than historical levels. Net income, earnings per share and cash flows may also be materially different than previous periods.

Quarter ended September 30, 1996

Net sales and operating revenues for the quarter were $84.6 million, a $1.7 million increase from the same period in 1995 and a $4.4 million increase from the second quarter of 1996. Forestry net sales increased by $5.5 million over 1995 and $7.3 million over the second quarter. Cost of sales and operating expenses were $65.8 million, up from $63.0 million in 1995 and $51.6 million in the second quarter of 1996. These costs were 77.8% of net sales and operating revenues in 1996 compared to 76.0% in 1995 and 64.4% in the second quarter 1996. Selling, general and administrative expenses were $9.2 million in the third quarter of 1996 compared to $8.1 million in the third quarter of 1995 and $5.5 million in the second quarter 1996. As a result of these changes, operating profit was $9.6 million compared to $11.7 million in the same quarter of 1995 and $23.1 million in the second quarter of 1996.

Nine Months ended September 30, 1996

Net sales and operating revenues were $335.7 million for the first three quarters of 1996, an increase of $90.5 million over the same period in 1995. The increase was primarily due to land sales to the State of Florida of $97.8 million offset somewhat by a decline in sales by the sugar segment of $8.6 million. Cost of sales and operating expenses stayed fairly constant at $186.5 million compared to 1995 at $187.0 million. Selling, general and administrative expenses rose slightly to $23.4 million in 1996 as compared to $22.7 million in 1995. Operating profit increased to $126.0 million compared to 1995's $35.4 million. An analysis of operating results by segment follows:


Forestry
                             Quarter ended September 30, 1996

                                               1996   1995   % Increase
Net Sales                                      18.9   13.4      41.0
Cost of Sales                                  17.2   12.8      34.4
Selling, General and Administrative Expenses    2.6    1.5      73.3
Operating Profit (Loss)                        (0.9)  (0.9)        0


This quarter represents the first full quarter the forestry unit has operated completely independent of the Company's formerly owned linerboard mill which was sold on May 30,1996. Sales to the linerboard mill are governed by the Fiber Supply Agreement ("Agreement") executed by the parties at the time of sale. Delivered prices to the mill dropped by 1.89% on August 1, 1996 reflecting the lagging market price mechanism negotiated as part of the Agreement. Sales revenues are booked based on the negotiated market price mechanism adjusted on a quarterly basis. The Agreement continues for fifteen years with two five-year extensions. Annual wood fiber tonnage supplied from Company's lands will not exceed that previously provided to the linerboard mill. During the third quarter approximately 557,000 tons were shipped to the mill under the Agreement compared to approximately 389,000 tons shipped in the same period of 1995. Approximately 54% of the 1996 tonnage was cut from Company lands versus 52% in 1995, the remainder was acquired from private purchases.


Nine Months ended September 30, 1996
                                             1996  1995 % Increase

(Decrease)
Net Sales                                    44.6   45.3    (1.6)
Cost of Sales                                42.3   43.1    (2.0)
Selling, General and Administrative ExpenseS  3.2    3.6   (10.2)
Operating Profit (Loss)                      (0.9)  (1.4)   36.3

Reduced production at the Company's linerboard mill prior to its sale resulted in sales to the mill decreasing during the second quarter. Cost of sales decreased from 95.1% of sales in the first nine months of 1995 to 94.7% in the same period of 1996.

Transportation

                Quarter ended September 30, 1996
                                             1996  1995  % Increase

(Decrease)
Operating Revenues                           44.8  46.7    (4.1)
Operating Expenses                           35.0  34.9     0.3
Selling, General and Administrative Expenses  4.7   4.7    (0.0)
Operating Profit                              5.1   7.1   (28.2)



Rail traffic continued to decline on both the Company's rail subsidiaries. The lower operating revenues are primarily attributable to a decline in rail traffic of 0.5% on FEC and 3.7% on ANRR.

Nine Months ended September 30, 1996
                                             1996  1995  % Increase

(Decrease)
Operating Revenues                            137.2  138.6   (1.0)
Operating Expenses                            104.8  103.3    1.5
Selling, General and Administrative Expenses   14.5   14.0    3.6
Operating Profit                               17.9   21.3  (16.0)

A decline in rail shipments by for the first nine months togetherwith the revenue reduction due to the haulage agreement, were the main contributors to the fall in operating profit.


Sugar
Quarter ended September 30, 1996

                                             1996 1995 % (Decrease)
Net Sales                                    11.0 14.4     (23.6)
Cost of Sales                                 7.8 10.5     (25.7)
Selling, General and Administrative Expenses  0.6  0.8     (25.0)
Operating Profit (Loss)                       2.6  3.1     (16.1)

The contract with the segment's customer calls for specific shipment levels throughout the year, but, at the request of the customer, the Company shipped in the first quarter of 1996, in advance of the contract, an amount equal to approximately four months additional shipments. Normal shipments resumed in August but no sugar was shipped in July. Approximately 6,700 less tons (21%) at a reduced net margin of $12 per ton were shipped in the third quarter of 1996 as compared to 1995.

              Nine Months ended September 30, 1996


                                             1996  1995  % Decrease
Net Sales                                    29.7  38.3     (22.5)
Cost of Sales                                20.9  26.7     (21.7)
Selling, General and Administrative Expenses  2.5   2.8     (10.7)
Operating Profit                              6.3   8.8     (28.4)

Shipments in 1996 dropped 16,200 tons or 19.2% from 1995 levels.
Prices also declined $19 per ton or 4.2%. The cost of production declined by $5 or 1.5% in 1996 from $316 in 1995.

Real Estate

                Quarter ended September 30, 1996
                                             1996    1995      %
Increase
Net Sales                                     9.9      8.4    17.9
Cost of Sales                                 5.8      4.8    20.8
Selling, General and Administrative Expenses  1.3      0.9    44.4
Operating Profit                              2.8      2.7     3.7

Rent and other income increased by $1.5 million in the second quarter of 1996 compared to the same period in 1995. Selling, general and administrative expenses increased by $0.4 million.

              Nine Months ended September 30, 1996
                                              1996  1995 % Increase
Net Sales                                     124.2  23.0   440.0
Cost of Sales                                  18.4  13.9    32.4
Selling, General and Administrative Expenses    3.1   2.1    47.6
Operating Profit                              102.7   7.0 1,367.1

In 1996, realty property sales of $97.8 million were made to the State of Florida which did not occur in 1995. Rent and other income increased by $4.6 million in 1996 compared to the same period in 1995 as a result of an increase in normal tenant billings and the addition of .6 million square feet of leaseable square feet. Cost of sales increased principally due to cost associated with the sale of the property to the State of Florida combined with an increase in normal operating costs associated with the additional square footage added. Selling, general and administrative expenses increased by $1.0 million.


Other Income increased $14.1 million in the third quarter of 1996 compared to 1995. Interest income increased by $9.8 million reflecting investment of the proceeds from the sale of discontinued operations while awaiting their distribution to shareholders. Gain on sales and other dispositions of property, plant and equipment increased $3.0 million, primarily due to the installment sale of fiber optic conduits by FEC. Other income, net rose by $1.0 million.

Income from Continuing Operations increased $5.5 million (47%) during the third quarter of 1996 from the same period in 1995.

As a result of the sale of the Communications segment and the linerboard mill and container plants and the attendant reduction in employees covered by the Company's pension plans, an estimated gain from curtailment of the pension plans of $1.2 million, net of tax, was recorded as part of the gain on sale of discontinued operations.

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

Net income for the quarter was 2.5% above the same period in 1995. Net income per share increased $.01 to $0.38. Incoming from continuing operations was $0.38 per share as compared to $.21 per share in the same period of 1995.

Financial Position

The Company's financial position remains strong. Current assets rose to $684.6 million, an $187.4 million increase from year end, principally due to the proceeds from the sale of discontinued operations which are awaiting distribution to shareholders. Current liabilities increased by $40.3 million, reflecting liabilities arising from the sale of discontinued operations, causing the current ratio to drop from 11.2 to 1 at year end to 8.1 to 1 at the end of the second quarter.

Because of the completion of these sales, revenues of the Company will be materially lower than historical levels. Net income, earnings per share and cash flows may also be materially different than previous periods.

The Company increased its investment in marketable securities by $63.5 million over year end. Net property, plant and equipment increased by $20.8 million, largely in FECI. Deferred income taxes grew by $60.7 million, due primarily to deferred taxes on the proceeds of the condemnation sale to the State of Florida.

Stockholders' equity at September 30, 1996 was $38.86 per share, an increase of $5.54 from December 31, 1995.

                   PART II - OTHER INFORMATION

Item 1.Legal Proceedings

     The Company has been contacted by the United States Environmental Protection Agency regarding the remediation of a designated Superfund site near Sharonville, Ohio. The Company has denied any liability and intends to vigorously
     oppose any attempt to impose any liability upon       it for
     the remediation of the site.

Item 6.Exhibits and Reports on Form 8-K

      (a)  Exhibits

           10    Promissory Note
           27    Financial Data Schedule

      (b)  Reports on Form 8-K

           None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                St. Joe Corporation
                                                   (Registrant)




                                             ----------------------

                                                J. M. Jones, Jr.
                                             Vice President and CFO




                                             ----------------------
                                                  D. M. Groos
                                                  Comptroller

Exhibit Index

10    Promissory Note
27    Financial Data Schedule