Form 10-Q/A
period 1996-09-30
ST JOE PAPER CO
filed 1996-11-15
CIK 745308

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                           AMENDMENT NO. 1
                                 TO
                              FORM 10-Q

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

                                                St. Joe Corporation
                                                   (Registrant)



                                             /S/ J.M. Jones, Jr.
                                             ----------------------

                                                J. M. Jones, Jr.
                                             Vice President and CFO



                                             /S/ D. M. Groos
                                             ----------------------
                                                  D. M. Groos
                                                  Comptroller

Exhibit Index

10    Promissory Note
27    Financial Data Schedule