Form 10-K405
period 1996-12-31
ST JOE PAPER CO
filed 1997-03-31
CIK 745308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
    (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to _______________

Commission File No. 1-10466

                              ST. JOE CORPORATION
             (Exact name of registrant as specified in its charter)



          Florida                                             59-0432511
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

Suite 400, 1650 Prudential Drive
     Jacksonville, Florida                                    32207
----------------------------------------                  --------------
(Address of principal executive offices)                    Zip Code)

Registrant's telephone number, including area code:       (904)  396-6600
                                                          ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class             Name of each exchange on which registered
---------------------------          -----------------------------------------
Common Stock, No par value                     New York Stock Exchange

Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K      [X]

Indicate by check mark whether this Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price on March 7, 1997 was $780,753,777.

As of March 7, 1997, there were 30,498,650 shares of Common Stock, No par value outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

(Specific pages incorporated are identified under the applicable item herein.) Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997(the "Proxy Statement") are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

        This Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include but are not limited to contractual relationships, industry competition, regulatory developments, natural events such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

        As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

        Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I
                               ITEM 1.  BUSINESS

As used throughout this Form 10-K Annual Report, the terms "St. Joe", "Company" and "Registrant" means St. Joe Corporation and its consolidated subsidiaries unless the context indicates otherwise.

CONTINUING OPERATIONS

GENERAL. St. Joe, a Florida Corporation formed in 1936 is a diversified company engaged primarily in the transportation, real estate, forestry and sugar industries. Until the second quarter of 1996, the Company was also engaged in communications and the manufacture and distribution of forest products.

During 1996 the Company disposed of its communications segment and linerboard mill and container plants (see Discontinued Operations below for a discussion of those sales). The Company has continuing operations in the following industry segments: (i) Transportation - the transportation of goods by rail;
(ii) Real Estate - the development, construction and management, sale and leasing of real estate;(iii) Forestry - the growing and harvesting of timber;
(iv) Sugar - the growing of sugarcane and processing of sugarcane into raw sugar; and (v) Other - primarily corporate/parent general and administrative expenses.

Financial information as to revenue, operating profits and identifiable assets by industry segment is set forth in Note 12 to the Notes to Consolidated Financial Statements of this report. Below is a description of each of the Company's industry segments.

TRANSPORTATION. The Company owns 54% of Florida East Coast Industries, Inc.
(FECI) which in turn owns 100% of Florida East Coast Railway Company (FEC) and 80% of the stock of International Transit, Inc. (ITI). The Company also owns and operates Apalachicola Northern Railroad Company (ANRR). The common stock, par value $6.25 per share, of Florida East Coast Industries, Inc. is registered pursuant to Section 12(b) of the Securities Exchange Act (Commission file number 2-89530).

Both FEC and ANRR are subject to regulation by the Surface Transportation Board of the U.S. Department of Transportation and, in some areas, the State of Florida. These governmental agencies must approve, prior to implementation, changes in areas served and certain other changes in operations of FEC and ANRR.

The principal business of FEC is that of a common carrier of goods by rail along the east coast of Florida. The mainline extends from Jacksonville in the north, to Miami in the south, with a branch line extending west from Fort Pierce to Lake Harbor. Principal commodities carried by FEC in its rail service include automotive vehicles, crushed stone, cement, trailers-on-flatcars, containers-on-flatcars and basic consumer goods such as food. FEC is the only railroad serving the area between Jacksonville and West Palm Beach on the east coast of Florida. Common motor carriers are competitors throughout the entire transportation system and CSX Transportation, Inc. is a competitor over that section of track extending southward from West Palm Beach to Miami for rail traffic, excluding that of trailer-on-flatcar and container-on-flatcar traffic.

ITI is a common motor carrier providing truckload service throughout most of the southeastern U.S. ITI was acquired by FECI at the beginning of the second quarter of 1995, and competes with other common motor truckload carriers throughout the Southeast.

ANRR is a short line railroad that operates exclusively within the panhandle of the state of Florida from Port St. Joe to Chattahoochee where it connects with an unaffiliated carrier. Although it is a common carrier, most of ANRR business consists of carrying coal and items related to wood. The other items carried by ANRR are tall oil, chemicals, stone and clay products and recyclable items. ANRR faces competition from motor carriers and barge lines. ANRR works diligently with its rail connections to maintain lower prices than motor carriers to offset the motor carriers' decided service advantage. On March 6, 1997 officials of the linerboard mill at Port St. Joe, Florida announced that the mill will be shutdown beginning in April, 1997 for an indefinite period of time. Shipment of wood and wood products is a significant portion of ANRR's revenues. If the shutdown extends for a long period of time without ANRR being able to replace this revenue source, ANRR's revenue, operating profit and net income would be significantly impacted. ANRR is considering alternatives to replace this potential loss of revenue and, or attempt to mitigate its financial impact.

FEC is a party to various proceedings before state regulatory agencies relating to environmental issues. In addition, FEC, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites at Hialeah, Florida; Jacksonville, Florida; and Portsmouth, Virginia. See Item 3. "Legal Proceedings."

REAL ESTATE. The real estate segment of the Company consists of two operations, one a division of St. Joe known as Southwood Properties (Southwood), which is primarily involved in resort and residential development, and Gran Central Corporation (GCC), a wholly-owned subsidiary of FECI which is primarily involved in commercial and industrial real estate development. Property included in this segment is suited for development in a variety of areas including; commercial, industrial, residential, resort and mixed use development.

The Company hired in the first quarter of 1997, a new Chairman and Chief Executive Officer and a new General Counsel whose specialties include large scale real estate planning, permitting and development. Under new management, the Company intends to take a more active, aggressive and concentrated approach to plan, attain approvals and develop its well situated properties as and when the market permits. Those properties that the Company does not elect to develop may be sold to third parties or utilized in joint ventures or exchanged. This new expertise combined with the Company's more aggressive approach to its land holdings may result in a more active land development segment than historical levels.

The Company has historically not incurred debt in the development of its various real estate projects. Development activities have been funded to date from internally generated cash flows. As the Company moves forward under new management, debt may be incurred in those situations where the use of financing leverage is appropriate to maximize cash flow and enhance returns.

The growth of Florida's panhandle, where the Company owns significant acreage, is expected to continue, although at a lesser rate than is generally expected for the rest of the state. Florida's fastest population and employment growth areas continue to be along both coasts (excluding the panhandle region) and central Florida. Although Florida's growth is expected to continue to provide significant real estate development opportunities, there is substantial concern among state and local authorities about continued development's impact on the environment, and provision of necessary public services and facilities. As a result, land use and environmental regulations have become more complex and burdensome. Development of real property in Florida entails an extensive approval process which involves multiple regulatory agencies often with overlapping jurisdictions. The process requires compliance with the Local Government Comprehensive Planning and Land Development Regulation Act (the "Growth Management Act"). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (DRI) application. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to materially affect the Company's real estate development activities.

Southwood manages approximately 49,000 acres, that the Company owns in the Florida panhandle and in St. Johns county. These wooded properties include substantial gulf, lake and riverfront acreage and may be well suited to residential and resort development, including development as large residential and mixed-use planned communities. A portion of the Company's property along the northwestern coast of Florida may also be suitable for commercial or industrial development. Southwood faces competition from numerous developers, real estate companies and other landowners in Florida that compete with the Company in developing land and seeking buyers for improved properties. Southwood's general strategy for developing its residential and mixed-use properties is to develop a well conceived master plan, secure the necessary governmental approvals, prepare and record protective covenants and restrictions including architectural guidelines and controls, install the major infrastructure improvements, such as sewers, utilities and roads, and sell lots and or acreage to builders or individuals for construction in accordance with that master development plan. The Company does not presently build individual homes. Four lot developments however, are underway; three subdivisions in Bay County, totaling 93 lots, and one, totaling 18 lots, in Walton County. The Company is evaluating its other holdings to determine the market's readiness for additional development.

GCC owns and manages approximately 19,100 acres within fourteen counties including several high-growth areas along Florida's east coast, such as West Palm Beach, Melbourne-Titusville, Daytona Beach, Jacksonville, Miami-Hialeah and the Fort Pierce area. It also acquired in late 1995 a 78.6 acre tract of land in Orlando, Florida capable of being developed into 1.2 million square feet of commercial and industrial space. The primary focus of GCC's development activities has been the Miami and Jacksonville area. These markets are highly competitive with local, regional and national development companies competing for land and tenants. GCC, because of its land holdings and cash position, has been able to develop new projects as these markets have recovered from the over building of the late eighties. The Company plans to continue to operate in these markets, as well as the Orlando market, while at the same time evaluating other Florida and southeastern markets to potentially provide geographic diversity to its current portfolio. GCC at December 31, 1996, had 55 buildings totaling 4.7 million rentable square feet of office and industrial space which were 93% leased. This compares to 50 buildings totaling 4.1 million rentable square feet in 1995 which were 95% leased. Seven new buildings are under construction at December 31, 1996 which will add .9 million square feet of rentable space when completed in 1997.

FORESTRY. The Company owns approximately 700,000 acres of plantable pine timberland, of which approximately 665,000 acres are situated in northwestern Florida and the remaining 35,000 acres are situated in southern Georgia. Presently, approximately 638,000 acres have been planted as managed plantations to facilitate harvesting and reforestation and to maximize timber yields. During the current planting season, November, 1996 through the end of February, 1997, the Company planted approximately 14 million seedlings on 17,000 acres. The Company owns, in total, approximately 1 million acres of land.

Six forestry units and a wood procurement unit manage the timberlands. The timberlands are harvested by local independent contractors pursuant to agreements which generally are renewed annually. The major customer for the timber harvested from the Company's timberlands has been and continues to be the Company's former linerboard mill which was sold on May 30, 1996. Wood is supplied to the mill pursuant to the negotiated wood fiber supply agreement executed at the time of sale. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forestry" for further discussion of the wood fiber supply agreement.

The Company has wood chipping facilities located at Lowry and Newport, Florida and operates a nursery located in Capps, Florida, see "Research and Development".

On March 6, 1997 officials of the linerboard mill at Port St. Joe announced that the mill will be shutdown beginning in April, 1997 for an indefinite period of time due to soft market conditions in the paper industry. The Company is currently evaluating the impact of this shutdown on its sales related to the wood fiber supply agreement and is considering its options and alternatives. The financial impact to the Company's forestry operations is uncertain at this time, however, a long term shut down would have significant impact on operations of the forestry segment.

SUGAR. The Company owns Talisman Sugar Corporation (TSC), a grower of sugarcane located in the fertile Belle Glade area in south central Florida. In addition to growing sugarcane TSC harvests the cane and processes the cane into raw sugar. The Company has and continues to explore the possible sale of its sugar segment. See Item 7 Management's Discussion and Analysis and Results of Operations "Overview" for further discussion of the possible sale.

The Company owns approximately 48,600 acres of agricultural land and leases approximately 6,400 acres for use in its sugarcane growing operation.
Sugarcane production and processing is seasonal in nature. Sugarcane plantings generally yield two harvests before replanting is necessary. The Company harvests its sugarcane crop in one-year cycles, as do other Florida producers. The Company generally plants sugarcane in the fall of each year. Harvesting of a crop generally commences in October of each year and continues into the following March. During the 1996-1997 crop year TSC grew sugarcane on approximately 49,000 acres of land. The Company's sugar mill has a grinding capacity of approximately 11,500 tons of sugarcane per day. The Company ground approximately 1,202,000 tons of sugarcane in 1996, approximately 1,386,000 tons in 1995 and approximately 1,184,000 tons of sugarcane in 1994 from Company operated lands. Total raw sugar production for the Company was approximately 117,000 tons in 1996, 138,000 tons in 1995, and 114,000 tons in 1994.

The majority of the Florida sugarcane producers, including TSC, harvest sugarcane using mechanical cane harvesters which reduce significantly the labor requirements, resulting in substantial cost savings and more efficient and timely grinding of the sugarcane. Mechanized harvesting, however, is less precise than manual harvesting; results in greater amounts of chaff and trash being mixed in with the harvested sugarcane; causes small amounts of sucrose to be lost through leaching into the trash and chaff; damages cane fields more than manual harvesting, and results in slightly lower cane yields in subsequent crops. Yields of sucrose from such harvested sugarcane and its crop yields per acre are generally slightly lower than those cut by hand. These negative effects however, are far outweighed by cost savings and other efficiencies which result from mechanized harvesting.

The sugar mill is virtually energy self-sufficient, with almost all of its energy requirements supplied through the use of bagasse, a by-product of the mill's cane grinding operations. The Company harvests and processes its sugarcane into raw sugar and sells its entire production to Everglades Sugar Refinery, Inc., a wholly-owned subsidiary of Savannah Foods & Industries, Inc. see "Customers". Under the contract, the Company is paid for its sugar based on market prices.

The sugar industry is highly competitive. The Company competes with foreign and domestic sugarcane and sugar beet processors, as well as manufacturers of corn sweeteners and artificial sweeteners such as aspartame and saccharin. Sugar is a volatile commodity subject to wide price fluctuations in the marketplace. Sugar prices have been supported by the United States Government. Currently, such prices are supported by a combination of nonrecourse loans to domestic sugar processors and restrictions on sugar imports. The nonrecourse loan portion of the sugar price support system was extended in 1990 to cover the 1991-95 crops of sugarcane through the Food, Agriculture, Conservation and Trade Act of 1990 and was extended to cover the 1996-2002 sugar crops pursuant to the Federal

Agriculture Improvement and Reform Act of 1996. The restrictions on sugar imports are implemented through a tariff-rate quota system determined under the Uruguay Round Agreements Act.

In 1994 the State of Florida enacted the Everglades Forever Act which significantly affects agriculture in the Everglades Agricultural Area (EAA). The Act calls for the creation of six Stormwater Treatment Areas (STA) as buffers between the Everglades Protection Area and the EAA. The Act imposes substantial taxes on TSC (approximately $1.3 million was paid in 1996 and 1995, respectively) and other agricultural interests to pay for construction of the STAs. The Company also must maintain compliance with the Clean Air Act. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Environmental".

TSC had only minor expenditures for environmental problems in 1996. The only continuing TSC environmental issue is the removal of water from its property. TSC has installed equipment to monitor the quality and quantity of water being pumped out of its pumping stations as required by the local Water Management District.


DISCONTINUED OPERATIONS

On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. SJCI also sold its interests in three remaining cellular limited partnerships. The Company had previously sold one cellular limited partnership in 1995. These sales represented the Company's entire Communications segment.

On May 30, 1996, the Company sold its linerboard mill and container plants. As part of the sale, the Company accepted a $10 million senior subordinated note. The Company remains contingently liable for up to $10 million relating to On-Site Environmental Liabilities, as defined in the sales agreement. The Company further agreed to reimburse up to $1 million for certain remediation activities at the linerboard mill, if such activities were required under environmental laws. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Discontinued Operations" and "Environmental" for further discussion.

Approximately $359.3 million of proceeds thereon from these sales have been held in special accounts during 1996. A formal plan of liquidation was adopted on February 25,1997, and a distribution of net proceeds of the sales in partial liquidation of $10 per share is payable on March 31,1997, for stockholders of record on March 21, 1997. It is currently anticipated that remaining net proceeds of approximately $1.00 per share will also be distributed later this year after further costs and expenses of the sales have been accounted for.

Sale of these operations will materially lower the Company's revenues from historical levels. Distribution of the net proceeds in partial liquidation will also materially reduce cash. Accordingly, future net income, earnings per share and cash flows may also be materially different than historical levels.

INVESTMENTS

The Company in addition to its operations has investments in U. S. Government securities, government sponsored agency securities, tax exempt municipal bonds, common and preferred stocks and other corporate debt securities. The Company's marketable securities include common stock of E. I. duPont de Nemours and Company, General Motors Corporation and General Motors Corporation Class-H stock.

NEW PRODUCTS

During 1996, no refinement of product or new product was introduced which would require the investment of a material amount of St. Joe's assets or which otherwise would be considered material.

SOURCES AND AVAILABILITY OF RAW MATERIALS

During 1996 and 1997 to date, all of the raw materials the Company uses were available in adequate supply from multiple sources.


PATENTS, TRADEMARKS AND LICENSES

St. Joe did not obtain any new patents or licenses in 1996. The Company has no pending applications for trademarks.

SEASONALITY

The sugarcane production and processing segment is seasonal with one sugarcane crop being harvested each year. Little significant seasonality exists for products or services in the other segments of the Company.

WORKING CAPITAL

In general, the working capital practices followed by the Company are typical of industries in which it operates. During some periods the accumulation of inventories in the sugar operations prior to expected shipments reflects the seasonal nature of this industry and may require periodic short-term borrowing. Additionally, the sugar segment will occasionally ship product in advance of its contractual delivery date. The pre-shipment is then stored by the buyer and collateralized by a letter of credit in favor of the Company.

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

Additionally, the linerboard mill, which was sold in 1996, remains the largest major customer of the forestry segment pursuant to the wood fiber supply agreement and as discussed in Part I Item I. "Forestry", has announced an indefinite closing which could significantly impact that segment's operations. No single customer, except for Everglades Sugar Refinery, Inc., accounts for 10% or more of the Company's consolidated revenues.

RESEARCH AND DEVELOPMENT

St. Joe maintains a nursery and research facility in Capps, Florida, which grows seedlings for use in reforestation of its lands. The nursery conducts research to produce faster-growing, more disease-resistant species of pine trees, and produces seedlings for planting on Company-owned plantations. In addition, the Company in cooperation with the University of Florida, is doing experimental work in genetics on the development of superior pine seed. This experimentation work is in genetics, plantation and fertilization. The amounts spent during the last three fiscal years on Company-sponsored research and development activities were not material.

EMPLOYEES

The Company had approximately 2000 employees at December 31, 1996 as compared to 5,000 at the same date in 1995. The 60% reduction in workforce is substantially due to the sale of the previously discussed linerboard mill and container operations. Approximately 48% of the Company's employees are covered by collective bargaining agreements with different unions. These agreements generally have terms of between one and four years and have varying expiration dates. The Company considers its relations with its employees to be good.


                              ITEM 2. PROPERTIES

The principal manufacturing facilities and other materially important physical properties of the Company at December 31, 1996 are listed below and grouped by industry segment. All properties shown are owned in fee simple, except where otherwise indicated.

CORPORATE FACILITIES

Jacksonville, Florida - Occupies approximately one floor of a four story Company-owned building.

FORESTRY

      Forestry Management Facilities
                Albany, Georgia               Port St. Joe, Florida
                Hosford, Florida              West Bay, Florida
                Newport, Florida              Wewahitchka, Florida

      Chip Plants
                Lowry                         Newport

      Nursery and Genetics Research Facility
                Capps, Florida

      Pulpwood Procurement Offices
                Port St. Joe, Florida

AGRICULTURAL LANDS

     The Company owns slightly over one million acres of agricultural lands in Florida and Georgia and leases an additional 6,400 acres.

TRANSPORTATION

FEC owns three four-story buildings in downtown St. Augustine which it uses for its corporate headquarters. It also owns approximately 12,000 acres of land along the east coast of Florida which is devoted to its railroad operation. Its transportation facilities include 351 miles of main track, which is mostly 132# rail on concrete crossties, 91 miles of branch line track, 157 miles of yard switching track and 184 miles of other track. FEC owns 82 diesel electric locomotives, approximately 2,635 freight cars, approximately 77 tractors, 1,359 trailer units for highway service, numerous pieces of work equipment and automotive vehicles. All property and equipment owned is in good physical condition.

ANRR owns one three-story building in Port St. Joe which it uses partially for its corporate offices. Its transportation facilities include 96 miles of main track, which is mainly 115# rail on concrete crossties, 13 miles of yard switching track and 3 miles of other track. ANRR owns 14 diesel locomotives, 274 freight cars, numerous pieces of work equipment and automotive vehicles. All property and equipment owned is in good physical condition.

SUGAR OPERATIONS

Belle Glade, Florida. The Company owns approximately 48,600 acres of land and leases approximately 6,400 acres. In addition, it owns a raw sugar mill and various types of agricultural equipment.

REAL ESTATE

Southwood owns approximately 49,000 acres of investment land, the majority of which is located in West Florida. The counties with the largest holdings at December 31, 1996 are as follows:


<Caption
     COUNTY                            ACRES
     ------                            -----
     Bay                               25,933
     Leon                               9,556
     Franklin                           7,003
     St. Johns                          4,285
     Walton                             1,583
     Wakulla                            1,143

Southwood owns two office buildings in Panama City, Florida which contain a total of 21,297 square feet.

GCC at December 31, 1996 owned and managed approximately 19,112 acres of land, of this, 346 acres are developed with buildings, 1,158 acres are developed with infrastructure ready for buildings and 16,511 acres are undeveloped, including approximately 1,115 acres owned by FEC. The holdings by counties are as follows:

     COUNTY                            ACRES
     Brevard                           2,555
     Broward                              62
     Dade                              1,740
     Duval                             1,526
     Flagler                           3,464
     Indian River                          5
     Martin                              662
     Manatee                             897
     Palm Beach                          217
     Putnam                               87
     Orange                               79
     St. Johns                         3,385
     St. Lucie                           610
     Volusia                           3,823


GCC also owned at year-end 1996 fifty five buildings as detailed below;


                             NUMBER OF                                           RENTABLE              YEAR
LOCATION                     BUILDINGS        TYPE                              SQUARE FEET            BUILT
----------------             ---------        ----                              -----------            -----
duPont Center
Jacksonville, FL                 2            Office                              160,000              1987-88

Barnett Plaza
Jacksonville, FL                 1            Office                               67,000                 1982


Gran Park at
Interstate South
Jacksonville, FL              6               Office/Showroom/Warehouses          260,000              1987-89

Gran Park at                  2               Office/Showroom/Warehouses          101,000                 1992
the Avenues                   3               Office                              240,000              1992-95
Jacksonville, FL              2               Office/Warehouses                   301,000              1994-96

Gran Park at
at Deerwood
Jacksonville, FL              2               Office                              261,000              1995-96

Gran Park at
Melbourne
Melbourne, FL                 1               Office/Showroom/Warehouse            28,000                 1989

Gran Park at                  1               Office/Showroom/Warehouse            62,000                 1987
Riviera Beach, FL             2               Rail Warehouses                     176,000              1982-87
Lewis Terminals               4               Cross Docks                          74,000              1987-91

Gran Park - McCahill          2               Rail Warehouses                     468,000              1992-94
Miami, FL                     1               Front Load Warehouse                 91,000                 1996

Gran Park at Miami            5               Office/Showroom/Warehouses          369,000              1988-94
Miami, FL                     5               Office/Warehouses                   483,000              1990-96
                              4               Rail Warehouses                     398,000              1989-94
                              7               Front Load Warehouses               790,000              1991-95
                              1               Double Front Load
                                                 Warehouse                        239,000                 1993
                              1               Office/Service Center                39,000                 1994
Hialeah,Fl                    1               Cross Dock                           20,000                 1987
                              1               Transit Warehouse                    30,000                 1975
Pompano, FL                   1               Rail Warehouse                       54,000                 1987
                            ----                                                ---------
TOTAL                        55                                                 4,711,000
                            ====                                                =========


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

                          ITEM 3.  LEGAL PROCEEDINGS

The Company is named as a Potentially Responsible Party (PRP) for the remediation of a designated Superfund site near Tampa, Florida. The United States Environmental Protection Agency ("USEPA") has alleged that the Company caused certain materials to be disposed at the site over a period of years in the late 1970s or 1980s. The Company has provided USEPA with certain evidence indicating the Company did not dispose of any material at the site. The Company has declined an invitation to join a PRP group as a de minimis party. The Company continues to deny liability and vigorously opposes any attempt to impose any liability upon the Company for the remediation of the site.

FEC, has been named as a PRP for the remediation of two designated Superfund sites near Jacksonville, Florida. On the first site, the USEPA has alleged that FEC caused certain materials to be disposed at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in the pilot allocation program. This program is similar to binding arbitration. If FEC participates in this program, its share of the liability for the remediation will be fixed. The USEPA has also offered to negotiate a separate settlement with certain parties, including FEC, whom we believe the USEPA considers to be a de minimis party. FEC believes that, whichever alternative is chosen, its liability for the remediation of the site will not be material. On the second site, FEC was contacted by the USEPA during 1996, at which time FEC was asked to provide certain information about the manner in which FEC disposes of steel drums. The USEPA is attempting to determine whether or not FEC should be a PRP at the steel drum site in Jacksonville, Florida. There is some evidence that FEC may have sent a small number of steel drums to the site for disposal. FEC believes its responsibility, if any, for the remediation of the site will not be material.

FEC, has been named as a PRP for the remediation of a designated Superfund site in Portsmouth, Virginia. The USEPA has alleged that FEC caused certain materials to be sent to the site over a period of years. These materials were utilized by the owner of the site in the course of its business which FEC believes caused the site to become contaminated. The owner of the site has filed suit in the United States District Court for the Eastern District of Virginia, Norfolk Division seeking to impose liability upon the defendants, including FEC, for remediation of the site. A settlement between the owner of the site and FEC was achieved late in 1996. The settlement as to FEC, of approximately $.2 million was approved by the Court and the USEPA. Unless additional contamination is discovered at the site, or it becomes necessary to remediate areas beyond the original clean-up, FEC will have no further liability at the site.

FEC was contacted by the USEPA during 1996, seeking reimbursement of costs associated with the remediation of a Superfund site in Hialeah, Florida. An individual operated a business on this site for a number of years. The owner of the business slightly encroached upon FEC's right of way. Upon discovering this, FEC entered into a lease agreement with the business owner rather than require the building be removed. The individual has ceased doing business.
The USEPA is seeking reimbursement of the approximate $2 million spent in remediation from FEC on the grounds that FEC was an "owner" of the site. Settlement negotiations are ongoing at this time and are not estimated to be material.

The Company received notice of potential involvement in a Superfund Site in Sharonville, Ohio, during the third quarter of 1996. The site was formerly owned and operated by the Company as a container plant. It was sold in the late 1970's. At this time the extent of the contamination and magnitude of the cleanup is unknown. The Company does not believe from its preliminary investigation of the Company's use of the property, that it is responsible for the contamination and if found partially responsible, the Company does not believe its liability would be material.

The Company, through its subsidiaries, is a party to various proceedings before State regulatory agencies relating to environmental issues. The Company is not aware of any monetary sanctions to be proposed, which, in the aggregate, are likely to exceed $100,000, nor does it believe that corrections, if any, will necessitate significant capital outlays or cause material changes in the business.

During April 1996, a shareholder of FECI instituted a class action in Florida state court against FECI, St. Joe Industries Inc., the Company and members of the FECI Board of Directors (Messrs. Thornton, Belin, Nedley, Zellers, Fairbanks, Foster, Harper, Mercer and Parrish). Certain of the individuals named in the action also are officers or directors of the Company. The action, which has been brought on behalf of all shareholders of FECI, other than the defendants and their affiliates, is styled Kahn v. St. Joe Industries, Inc., St. Joe Paper Co., Thornton, Belin, Nedley, Zellers, Fairbanks, Foster, Harper,

Mercer, Parrish and Florida East Coast Industries, Inc., Case No. 96-01874 CA (Circuit Court, Fourth Judicial Circuit, Duval County, Florida, Division CV-G).

The complaint alleges that the defendants breached their fiduciary duties to the minority shareholders of FECI in connection with the February 26, 1996 announcement by FECI that it was considering the sale of its real estate subsidiary, GCC, to the Company and the sale of its railroad subsidiary, FEC to a third party. According to the complaint, such transactions allegedly would constitute unfair dealing and benefit the Company, as FECI's majority and controlling shareholder, at the expense of FECI's minority shareholders. The action seeks, among other things, to certify the litigation as a class action, enjoin the sale of GCC to the Company and to require the defendant directors of FECI to sell GCC by conducting an auction or accepting competitive bids from third parties.

On May 29, 1996, the parties to the action entered into a stipulation whereby
(i) defendants agreed to appear in the litigation and waive any challenge to sufficiency and service of process and (ii) plaintiff agreed that defendants' time to respond to the complaint would be extended such that defendants are not required to answer or respond to the complaint until plaintiff's counsel provides written notice to defendants' counsel that a response is required (a response is then required to be filed within 20 days). On February 6, 1997, the Court entered an order approving the stipulation.

The Company, through its subsidiaries, is a party in various other pending proceedings which are ordinary, routine litigation incidental to its business.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

none.

                                   PART II
                   ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                    STOCK AND RELATED STOCKHOLDER MATTERS

The company had 827 common stockholders of record as of March 7,1997. The Company's common stock is quoted on the New York Stock Exchange ("NYSE") Composite Transactions Tape under the symbol "SJP".

The range of high and low sales prices for the Common Stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below.



FISCAL YEAR                             high         low
--------------------------------------------------------
 1995  first quarter                    67 3/4       53 3/4
       second quarter                   65 1/2       60 5/8
       third quarter                    64 1/2       60
       fourth quarter                   62 3/4       53 1/2


 1996  first quarter                    61 1/2       53 7/8
       second quarter                   65 1/4       58 7/8
       third quarter                    65 3/4       59 3/4
       fourth quarter                   68 7/8       64 1/8



DIVIDENDS

The Company paid a cash dividend of $.20 per share to holders of the Common Stock in 1995 and 1996, respectively. A regular dividend of $.05 per share for the first quarter of 1997 is payable on March 31, 1997 to holders of record on March 21, 1997. In addition, the Company approved a distribution of net proceeds in partial liquidation of $10.00 per share payable on March 31, 1997 to all holders of record on March 21, 1997. It is currently anticipated that remaining net proceeds of approximately $1.00 per share will also be distributed later this year after further costs and expenses of the sales have been accounted for. Although the Company has historically paid quarterly cash dividends of $.05 per share, there can be no assurance that such practice will continue into the future.

                       ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for the five years ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company. The statement of operations data with respect to the years ended December 31, 1996, 1995, and 1994 and the balance sheet data as of December 31, 1996, and 1995 have been derived from the audited financial statements of the Company as included in this Annual Report on Form 10-K. The statement of operations data with respect to the years ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 has been derived from audited financial statements of the Company previously filed with the SEC but not incorporated by reference or included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the financial statements and the notes related thereto included elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Consolidated Financial Statements."

     (Dollar amounts in millions except per share amounts)



FINANCIAL CONDITION (1)                                  1996        1995       1994       1993        1992
                                                         ----        ----       ----       ----        ----
Current assets                                         $  631       $  497    $  485     $  486      $  442
Current liabilities                                        57           44        68         69          56
Current ratio                                            11.1         11.3       7.0        6.9         7.9
Property, plant and equipment, net                        834          805       757        722         684
Total assets                                            1,806        1,531     1,449      1,396       1,289
Long-term debt                                              -            -        17         16          16
Stockholders' equity (4)                                1,197        1,016       937        902         836

RESULTS OF OPERATIONS (2)
Net sales and operating revenues                       $  431       $  335    $  331     $  312      $  300
Cost of sales and operating expenses                      252          256       244        235         190
Operating profit                                          148           47        60         55          43

Income from continuing operations                          92           29        38         27          28
Income (loss) from discontinued operations (5)
(including gain on sale of discontinued operations)        84           45         4        (15)        (12)
Cumulative effect of change in accounting principle(3)      -            -         -         21           -
                                                       ======       ======    ======     ======      ======
Net income                                             $  176       $   74    $   42     $   33      $   16
                                                       ======       ======    ======     ======      ======
PER COMMON SHARE
Equity - end of year                                   $39.25       $33.31    $30.72     $29.58      $27.35
Income from continuing operations                      $ 3.01       $ 0.96    $ 1.24     $ 0.87      $ 0.92
Income (loss) from discontinued operations (5)
(including gain on sale of discontinued operations)      2.76         1.46      0.14      (0.48)      (0.40)
Cumulative effect of change in accounting principle(3)      -            -         -       0.68           -
                                                       ======       ======    ======     ======      ======
Net income                                             $ 5.77       $ 2.42    $ 1.38     $ 1.07      $ 0.52
                                                       ======       ======    ======     ======      ======
Return on equity                                         14.7          7.3       4.5        3.6         1.9
Dividends paid                                         $ 0.20       $ 0.20    $ 0.20     $ 0.20      $ 0.20

(1) Approximately $359.3 million of proceeds thereon from these sales have been held in special accounts during 1996. A formal plan of liquidation was adopted on February 25,1997, and a distribution of net proceeds of the sales in partial liquidation of $10 per share is payable on March 31,1997, for stockholders of record on March 21, 1997. It is currently anticipated that remaining net proceeds of approximately $1.00 per share will also be distributed later this year after further costs and expenses of the sales have been accounted for.
(2) For various matters affecting 1996, 1995 and 1994 results of operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(3)  Cumulative effect of adopting SFAS 109 " Accounting for Income Taxes ".
(4) The Company adopted the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. This adoption increased stockholders' equity by $41.5 million or $1.36 per share.
(5) As discussed in Note 3 to the Consolidated Financial Statements, net operating results of the communications segment, linerboard mill and container plants are shown separately as income (loss) from discontinued operations for all years presented. Included in income (loss) from discontinued operations in 1996 are gains on these sales of $88.6 million, net of income taxes of $48.7 million.


               ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Item 1. "Business" included elsewhere herein which are incorporated herein by reference.


OVERVIEW

On April 11, 1996, St. Joe Industries, Inc., a wholly-owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. SJCI also sold its interests in three remaining cellular limited partnerships in the first half of 1996. In 1995, the Company sold one cellular limited partnership. These sales represented the Company's entire Communications segment.

On May 30, 1996, the Company sold its linerboard  mill and container plants.

The segmental analysis has been restated to reflect reclassification of general and administrative expenses into a separate Other segment.

Consolidated net income rose to $176.0 million($5.77 per share) for the year ended 1996 compared to $73.8 million ($2.42 per share) for 1995 and $42.1 million ($1.38 per share) in 1994. These results in 1996 include the income from discontinued operations of $84.1 million, net of taxes (including gain on sale of discontinued operations) and land sales to the State of Florida of approximately $60.0 million, net of taxes. Discontinued operations in 1995 were $44.5 million and $4.3 million in 1994.

Net sales and operating revenues rose to $431.2 million for the year ended December 31, 1996, an increase of $96.3 million from the reported $334.9 million in 1995. Land sales to the State of Florida of $97.7 million in 1996 were the primary cause for the increase. Transportation segment operating revenues increased by $1.1 million as a result of an increase in trucking related revenues which were offset partially by a decline in rail revenues on FEC and on ANRR. Sugar revenues declined in 1996 $3.0 million primarily because of a drop in shipments of 3,095 tons combined with a $ 13.07 per ton price decline. Forestry revenues declined $3.4 million as a result of the sale of the mill and conversion to operation under the wood fiber supply agreement. Real estate revenues increased $101.6 million primarily, due to the above mentioned sales to the State of Florida and increased rental and other income from its operating properties of $4.1 million compared to 1995. In 1995, revenues increased in transportation and sugar while the forestry and real estate segments declined, compared to 1994, primarily as the result of non-recurring land sales which occurred in 1994 but not 1995.

Operating profits increased by $100.9 million in 1996 from $47.3 million in 1995 and $60.0 million in 1994. The transportation segment experienced a $.9 million increase in operating profit. Transportation operating revenues increases and operating expense decreases (.2%) were mostly offset by general and administrative expenses increases (2.3%) compared to 1995. Land sales to the State, referred to above, were the largest single factor in the $97.9 million increase in real estate operating profit. The forestry segment's operating profit increase of $2.9 million was primarily the result of a decrease in cost of sales from 98.5% of sales in 1995 to 92.5% in 1996. In the sugar segment, higher cost of sales and selling general and administrative costs combined with reduced net sales to result in a $5.0 million decrease in that segment's operating profit. In 1995, sugar's operating profits increased while transportation, real estate and forestry declined as compared to the previous year.

Other income increased $22.1 million in 1996 compared to 1995, primarily as a result of $9.8 million of interest income earned from investment of the proceeds from the sales of the communications segment, and the linerboard mill and container plants. Additionally, other income in 1996 includes $1.5 million in capital gains on sales of securities and a gain totaling $1.6 million on the sales of a fiber optic conduit contract. Other income declined in 1995 as compared to 1994 primarily due to land sales of $3.5 million by the transportation segment and $8.7 million by the forestry segment in 1994 which were not repeated in 1995.

The provision for income taxes increased $58.6 million in 1996 compared to 1995. The provision for income taxes decreased by $6.9 million in 1995 compared to 1994. These changes are, for the most part, due to the changes in taxable income during the years. However, in 1996 a $15.1 million, 50% federal excise tax provision was established against the possible reversion of the prepaid pension asset. Discontinued operations includes $1.9 million of the excise tax provision and $13.2 million of the excise tax is included in the tax provision on income from continuing operations. Additionally, a deferred tax provision of $37.5 million relating to the $97.7 million in land sales to the State of Florida was established. Those condemnation proceeds can be reinvested over a period up to three years and taxes thereon deferred into the basis of the new properties acquired. The Company files a consolidated federal income tax return for the parent and all 80% or greater owned subsidiaries. The effective income tax rate was 44.0%, 37.1%, and 36.9% in 1996, 1995,and 1994, respectively. The 1996 rate is unusually high due to the previously mentioned excise tax on possible reversion of prepaid pension asset.

Income from continuing operations was $91.9 million compared to $29.4 million
in 1995.   The increase is primarily attributable to the $97.7 million in land sales to the State of Florida and $9.8 million in interest income earned from investment of sales proceeds. Income from continuing operations in 1995 decreased $8.5 million from 1994 primarily as a result of land sales by the transportation and forestry segments of approximately $12.2 million occurring in 1994 which were not repeated in 1995.

Revenues, net income, earnings per share and cash flows may be materially different than previous periods due to the sale of communications, and the linerboard mill and container plants of the Company.

In addition, as previously announced on February 28, 1995, the Company continues to explore the sale of its sugar business. Should such a sale materialize, the Company would also withdraw from the sugar segment of its business. There can be no assurance when, if or on what terms such a sale may be made. The Agriculture Act, which was signed into law by the President on April 4, 1996, includes provisions for the restoration of the Everglade ecosystem in South Florida. The Agriculture Act provides significant funding levels for the acquisition of real property located in the Everglades where the Company's sugar operations are located. It is currently unknown whether such funds would be available or utilized if a sale of the sugar segment materializes in the future.

As to transportation of goods by rail and real estate, FECI, in which the Company beneficially owns 54% of the outstanding shares of common stock, appointed a Special Committee of the Board of Directors (the "FECI Special Committee") to consider whether its railroad transportation business now owned by its wholly-owned subsidiary, FEC, should be disposed of in a merger or sale transaction. The FECI Special Committee reached the conclusion that a disposition should be pursued but only under certain conditions. The FECI Special Committee advised the Company that the FECI Special Committee would not pursue a disposition of the railroad unless the FECI Special Committee had adequate assurance that the remaining business of FECI, the real estate operations conducted by its wholly owned subsidiary, GCC, could also be disposed of on acceptable terms. There can be no assurance when, if or on what terms a disposition of FEC may be made.

The FECI Special Committee has recognized that it might be possible for FECI to merge with another company with substantial railroad operations in a transaction in which no gain or loss would be recognized to FECI or its shareholders. FECI believes that the likelihood of such a merger is significantly lessened as long as GCC remains a FECI subsidiary. The Company has indicated to FECI that, if a merger of FECI with another corporation, on terms acceptable to the Company, would be facilitated by an exchange of GCC stock for the FECI stock held by the Company, the Company would be willing to consider a tax free exchange of shares of FECI stock it owns for all of the shares of GCC stock held by FECI.

The Company and FECI each hired an appraisal firm to assist in evaluating the property of GCC, and the Company and FECI have conducted negotiations on the possible terms of an exchange. The terms of an exchange have not been agreed upon; and before proceeding with discussions concerning either the acquisition of GCC or the disposition of FECI's railroad transportation business, the Special Committee of the Company's Board of Directors is providing the Company's new Chairman and Chief Executive Officer an opportunity to review the possible transactions and report his views to the Special Committee. Accordingly, there can be no assurance when, if and on what terms the Company may acquire GCC from FECI or a disposition of FEC may be made.

President Clinton's Proposed Fiscal 1998 Budget (the "Proposed Budget") and implementing legislation could have a substantial and adverse effect upon a merger of FECI with another company subsequent to the acquisition of GCC common stock by the Company in exchange for FECI common stock. The Proposed Budget would amend current laws to provide that a merger of FECI with another company within two years of the exchange of GCC common stock for FECI common stock, pursuant to which the FECI shareholder would own less than fifty percent of the voting power, and less than fifty percent of the value of the stock of the surviving company, could cause FECI to recognize gain on the exchange of the GCC common stock. The gain would be measured by the difference between the fair market value of the GCC common stock and FECI's adjusted tax basis in such stock. If enacted, the Proposed Budget would be effective for distributions made after the date of first Congressional Committee action to amend the current law. There can be no assurance that the Proposed Budget will be enacted by Congress, and if enacted, the final form of the legislation.

Accordingly, there can be no assurance when, if, and on what terms a transaction involving FECI and another corporation may be made or sale of FEC or GCC, may be made. Also, there can be no assurance when, if and on what terms the Company may acquire GCC from FECI.

     If there is a sale of the sugar segment by the Company and sale of the railroad by FECI and the acquisition of GCC by the Company, the Company's operations would thereafter be primarily focused on real estate operations from the point of view of the growing and harvesting of timber and the development of commercial and residential real estate.



                             CONTINUING OPERATIONS

                                 TRANSPORTATION

The transportation segment accounted for 43.0% of the consolidated revenues of the Company in 1996 compared to 55% in 1995 and 53% in 1994. Revenues increased by approximately $1.1 million in 1996 compared to 1995 and $10.7 million in 1995 compared to 1994.

The composition of the revenues and expenses of FEC changed significantly in 1995 and 1996 due to the purchase of its trucking subsidiary, ITI in April of 1995. The increases in revenues and expenses in 1996 (twelve months in 1996 versus nine in 1995) were related primarily to this acquisition, even though the contribution to operating profit from this subsidiary was negligible. Also contributing to the change was the implementation on April 1, 1995 of a haulage agreement with a connecting rail carrier. Under this agreement, the connecting rail carrier's intermodal shipments were handled wholesale to and from FEC's south Florida intermodal terminals. Whereas, the purchase of the trucking subsidiary increased revenues and expenses, the haulage agreement reduced both revenues and expenses. FEC's revenues are derived from four major classifications of traffic: shipments of rock, intermodal (container and trailer), automotive and other.

Rock shipments increased slightly (1.4%) when compared to 1995 and were flat in 1995 compared to 1994. Continued growth and construction along Florida's east coast and the greater Orlando area were key reasons for the increase in rock shipments. Adverse weather conditions during the second and third quarters of 1995 were offset by strong fourth quarter shipments in 1995 to provide flat growth in 1995.

Intermodal shipments decreased by 1.7% in 1996 compared to 1995 and 1.4% in 1995 compared to 1994. The market for intermodal shipments is very competitive with the trucking industry. FEC is dependent on connecting carriers for shipments destined to south Florida intermodal terminals. The number of shipments interchanged from connecting carriers declined in 1995 and in the first three quarters of 1996. However, fourth quarter 1996's shipments increased 5% over the fourth quarter of 1995 and reduced the year's overall decline to 1.7%.

Automotive shipments increased 9.3% compared to 1995 which had remained relatively unchanged compared to 1994. The rental market for automobiles in south Florida strengthened in 1996 as did the growth of new car sales compared to 1995.

All other shipments in 1996 decreased by approximately 1.2% compared to 1995 which had increased 5% over 1994. Sizable gains in 1995's shipments of raw sugar and a one time shipment of military equipment were not repeated in 1996.

Operating expenses for FEC increased in 1996 by $3.9 million or 2.4% and $13.5 million or 8.8% in 1995. These increases were primarily related to the acquisition of ITI which added $24.7 million and $18.9 million, respectively to 1996 and 1995 operating expenses. Excluding ITI's impact, operating expenses decreased $7.3 million or 4.7% in 1996 and $5.4 million or 3.5% in 1995.
These reductions were primarily due to outsourcing of services previously performed by transportation subsidiaries combined with implementation of the haulage agreement.

The ANRR operating revenues decreased $0.7 million in 1996 compared to 1995 primarily due to reduced shipments of wood products and coal. Operating profits in 1996 decreased $.7 million compared to 1995 as operating costs and selling, general and administrative costs remained relatively flat. Operating profits in 1995 increased $.9 million over 1994 primarily due to the environmental clean up expenses incurred in 1994 which were not repeated in 1995. Shipment of wood and wood products is a significant portion of ANRR's revenues. If the announced shutdown of the mill extends for a long period of time without ANRR being able to replace this revenue source, ANRR's revenue, operating profit net income, and cash flow would be significantly adversely impacted. ANRR is considering alternatives to mitigate this loss.

                                  REAL ESTATE

Real estate segment net sales increased $101.6 million compared to 1995. As previously mentioned, the State of Florida condemned 852 acres, including 680 acres which were sold for $84 million at Topsail and 172 acres which were sold for $13.7 million at Deer Lake, in early 1996. Lot sales from year to year have remained relatively flat at $.6 million in 1996 and 1995. Real estate segment net sales in 1995 declined by $9.4 million from 1994 to $30.4 million. The 1994 net sales included an $11.3 million dollar condemnation sale to the State of Florida which was not repeated in 1995. Other land sales decreased by $1.1 million from 1995 and $2.0 million compared to 1994. Rental income increased by $4.1 million in 1996 over 1995 and $4.3 million in 1995 over 1994. Approximately $1.8 million of the increase in rental income in 1996 came from existing 1995 properties while $2.3 million came as a result of new buildings added in 1996. Operating profit for the real estate segment grew as a result of the above by $97.9 million in 1996 from 1995. Operating profit fell to $11.6 million in 1995 compared to $22.3 million in 1994. The decrease was primarily due to the condemnation sale referred to earlier. It should be noted that the majority of the real estate segment's 1996 sales revenue and operating profit came from condemnation sales which may not recur in 1997 or future years.

As of year end, Gran Central Corporation (GCC) owned 55 buildings versus 50 buildings in 1995 with approximately 4.7 million square feet of rentable space as opposed to 4.1 million square feet of rentable space in 1995 and 3.8 million square feet of rentable space in 1994. Approximately 93% of this space was under lease at year end 1996 compared to 95% in 1995 and 90% in 1994. Under construction at December 31, 1996 were 7 additional buildings which will add
0.9 million square feet of rentable space.

The Company's Southwood Properties (SWP) division finished construction on a second 9,597 rentable square foot building in Southwood Center Office Park in Panama City, Florida in 1996. The 11,700 square foot Building #1 is fully leased. Building #2 is 80% leased at December 31, 1996. Site development for the 70 lot first phase of the 250 lot Bay County Summerwood subdivision, which began in 1995 was completed in 1996 with eighteen lots sold and closed in 1996. Walton County issued the Development Order for the Camp Creek Point subdivision in December 1995. The site development work on that 18 lot gulf front subdivision is now complete and lots are for sale. Lot prices range from a low of $200,000 to a high of approximately $900,000 for the premier gulf front lots. The Retreat, a 97 lot subdivision in Walton County with 26 gulf front lots is still awaiting final development approval which is expected in March 1997. Woods III a 44 lot Bay County subdivision has approximately 35 lots under contract and should begin closings during the first or early second quarter of 1997. It is anticipated that during 1997, capital expenditures for residential real estate will increase as compared to historical levels as the Company more actively pursues land development of its SWP's properties.


                                    FORESTRY

Net sales by the Forestry segment declined by $3.4 million in 1996 compared to 1995 and $0.1 million in 1995 compared with 1994. Operating profit in 1996, however, increased $2.9 million in 1996 from 1995 even though sales declined, primarily because cost of sales declined $6.2 million. Cost of sales as a percentage of sales decreased from 98.5% in 1995 to 92.5% in 1996. A combination of factors caused the reduction in cost of sales : (1) reduced cut and haul costs as Company timber was cut closer to its delivery point; (2)reduced cost of purchases as the Company was better able to manage its supply needs pursuant to the wood fiber supply agreement (executed at the time of sale of the linerboard mill and container plants) and (3) timber inventory was adjusted in 1996 as a result of the five year continuous forest inventory ("CFI") statistical analysis of the Company's timber which was completed in November of 1995 and recorded in 1996. This CFI analysis, which is performed every five years, resulted in a $.3 million reduction in 1996's depletion cost. Operating profit dropped from income of $6.3 million in 1994 to a loss of $.6 million in 1995. The primary factor in 1995's decline was the cost of wood, which increased by $5.9 million despite volume remaining flat. Increased demand for pulpwood in the first half of 1995 caused pulpwood prices to soar and as supplies tightened, the Company was forced to bring in wood from further away increasing hauling cost.

The Company is currently evaluating the impact of the announced shutdown on its sales related to the wood fiber supply agreement. Under that agreement, wood fiber will be supplied to the linerboard mill at Port St. Joe, Florida for a period of fifteen years, with two five year renewal periods. Tonnage to be provided ,reduces from 1.6 million tons in year one to 1.4 ,1.2 ,.9 million tons in years two, three and four respectively. Years four and thereafter remain at .9 million tons. The amount of tonnage required from Company's land is .9 million tons per year starting in the third year. At any time, the mill can elect to reduce in increments on a permanent basis the amount of tonnage to not less than 600,000 tons per year. Prices for the wood fiber were established at the time of the negotiation of the agreement and were set based on fixed prices from geographic zones for pulp wood and prices tied to designated chipping facilities for wood chips. Under the wood fiber supply agreement, prices are to be renegotiated every two years and are to be indexed on a quarterly basis to certain published prices resulting in quarterly adjustments that are not greater than five percent. As tonnage required to be supplied under the agreement decreases, the Company intends to allow its forests to grow for longer periods shifting the timber to higher margin products. The performance of the Forestry Segment may decline in the near term as that shift occurs. Sales to the mill accounted for 74% of the segment's sales in 1996 compared to 77% in 1995. The financial impact of the announced shut down to the forestry segment's operations would have a significant adverse impact on the segment's revenues, operating profit, net income and cash flow if the mill does not honor the annual tonnage requirement of the agreement. Forestry is considering the alternatives available to it to mitigate this potential loss.

                                     SUGAR

Decreased sales volume of 3,095 tons (2.4%), combined with a $13.07 (2.9%) per ton decrease in sales price to result in a $3.0 million decrease in net sales in 1996 compared to 1995. Cost of sales as a percentage of sales increased from 67.1% in 1995 to 70.6% in 1996. Cost of sales includes the Everglades Agricultural Privilege Tax paid by TSC of approximately $1.3 million in 1996 and 1995. Harvesting expenses increased approximately $5.00 per ton from 1995 to 1996 and cultivation expenses increased nearly $6.00 per ton from 1995 to 1996. Additionally, selling, general and administrative expenses increased approximately $2.1 million as a result of advertising and public relations costs related to the opposition and defeat of the proposed Florida sugar sales tax referendum. Operating profit as a result decreased $5.0 million from 1995 to 1996. A slight increase in 1995's volume combined with a 4% price increase to produce a $2.6 million increase in net sales for the sugar segment compared to 1994. A $14 per ton decrease in harvesting cost and a 24% increase in production, reduced the cost per ton of sugar resulting in a $4.4 million decrease in the cost of sales. The increased revenue and decreased costs contributed to a $7.0 million increase in operating profit from $6.3 million in 1994 to $13.3 in 1995.

                                    OTHER


Other's operating profit for 1996 is $1.4 million of income, primarily resulting from the increase in the prepaid pension asset totaling $5.5 million which more than offset $4.1 million of general and administrative costs. General and administrative expenses for 1995 and 1994 were $2.8 million and $2.2 million respectively. Future general and administrative costs may be higher than historical levels as new management increases staffing and refocuses direction of the Company.

DISCONTINUED OPERATIONS

Income from discontinued operations, including gain on sale, net of taxes, was $84.1 million in 1996, $44.5 million in 1995 and $4.3 million in 1994. The increase in income from 1994 to 1995 primarily reflects the increase in profitability of the linerboard mill and container plants as paper prices increased substantially during the first half of 1995 before leveling off and dropping near year end 1995.

On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. for $96.1 million. TPG Communications, Inc. assumed $18.0 million of SJCI interest bearing debt. SJCI sold its interest in three remaining cellular partnerships for an aggregate of $25.1 million. The Company recorded a $39.1 million gain on the sale, net of tax. SJCI's revenues through the April 11, 1996 sale date were $9.3 million. Revenues in 1995 and 1994 were $32.8 million and $30.6 million, respectively. During 1995, the Company had previously sold a cellular partnership interest for $2.1 million. Earnings for SJCI were $1.1 million, $6.8 million, and $5.0 million for 1996, 1995 and 1994 respectively.

On May 30, 1996, the Company sold its linerboard mill and container plants. Proceeds from the sale include $323.8 million cash and a $10.0 million senior subordinated note, (the Promissory Note). The Promissory Note bears interest at a rate of 13.25% and interest is payable quarterly in arrears commencing September 1, 1996, provided that any interest payable on its due date may, at the borrowers' option, be added to the principal amount outstanding. To date interest payments have been added to principal. All unpaid principal and interest is due June 1, 2007. The Promissory Note may be prepaid without penalty at any time. The gain on the sale was $49.5 million, net of tax. Revenues for the linerboard mill and container plants through May 31, 1996 were $156.3 million. Revenues in 1995 and 1994 were $438.4 million and $378.0 million, respectively. Earnings (loss) for the linerboard mill and container plants were $(5.6) million, $37.7 million and $(.7) million for 1996, 1995 and 1994, respectively.

Included in cash and cash equivalents at December 31, 1996 is approximately $359.3 million of proceeds from these sales which have been held in special accounts during 1996. A formal plan of liquidation was adopted on February 25,1997, and a distribution of net proceeds of the sales in partial liquidation of $10 per share is payable on March 31,1997, for stockholders of record on March 21, 1997. It is currently anticipated that remaining net proceeds of approximately $1.00 per share will also be distributed later this year after further costs and expenses of the sales have been accounted for. Also included in cash and cash equivalents at December 31, 1996 are $9.8 million of earnings on the proceeds of sales.

Sale of these operations will materially lower the Company's revenues from historical levels. Distribution of the net proceeds in partial liquidation will also materially reduce cash. Accordingly, future net income, earnings per share and cash flows may also be materially different than historical levels.

                               FINANCIAL POSITION
GENERAL

In 1996, the Company continued to have a strong balance sheet although the composition of that balance sheet has changed dramatically since the sale of the mill and container plants and the communications segment. Except for the distribution in partial liquidation, management's long standing policy of retaining funds to finance capital additions continued in 1996. Cash, short-term investments and marketable securities totaled $819.9 million at December 31, 1996 versus $304 million at December 31, 1995. The majority of this increase is due to approximately $359.3 million of proceeds from the sales which have been held in special accounts during 1996. A formal plan of liquidation was adopted on February 25,1997, and a distribution of net proceeds of the sales in partial liquidation of $10 per share is payable on March 31,1997, for stockholders of record on March 21, 1997. It is currently anticipated that remaining net proceeds of approximately $1.00 per share will also be distributed later this year after further costs and expenses of the sales have been accounted for. Unrealized gains on marketable securities available for sale increased $20.7 million over 1995.

Net working capital (current assets less current liabilities) increased to $573.7 million at December 31, 1996 a 26.7% increase over 1995's $452.7 million. Excluding the $359.3 million in special accounts, net working capital would have been $214.4 million at December 31, 1996. Excluding the $296 million of net assets of discontinued operations included in 1995's working capital, net working capital would have been $156.7 million at December 31,1995. This "adjusted" net working capital reflects an increase of 36.8% from 1995 to 1996. The current ratio (current assets divided by current liabilities) fell to 11.1 in 1996 from 11.3 in 1995.

During 1995, the Company paid off its long-term debt and short term borrowings, except for those related to the communications segment which were assumed as part of that sale. Those payments amounted to $28.9 million.

Stockholders' equity at December 31, 1996 was $39.25 per share, compared to $33.31 per share in December 31, 1995, an increase of $5.94 or 17.8% from 1995. Over the last five years, stockholder equity has increased 43.2%. After the $10.00 per share distribution of net proceeds referred to above, shareholders' equity would be $29.25 per share.

CAPITAL RESOURCES

Property, plant and equipment additions were $64.3 million in 1996 compared to $78.8 million in 1995 and $65.5 million in 1994. The majority of these additions, $43.7 million, relate to real estate development and construction which are funded out of FEC's operations.

Currently, GCC has seven buildings totaling approximately 856,000 square feet, under construction which should be completed in 1997. These seven buildings consist of one office building of 127,000 square feet, two office showroom warehouses totaling 202,000 square feet, three office warehouses totaling 423,000 square feet and a rail warehouse of 104,000 square feet. Budgeted costs to complete these projects approximates $22.3 million. See Note 12 to Notes to Consolidated Financial Statements for additional capital expenditure information by segment.

It is anticipated that during 1997 capital expenditures for residential real estate will increase as compared to historical levels as the Company more actively pursues land development of its Southwood properties consistent with each market's ability to absorb such development. However, no current estimate of that amount is available as new management is still evaluating the properties and potential. The Company plans to fund such expenditures from internally generated cash.

The Company has historically not incurred debt in the development of its various real estate projects, funding instead from internally generated cash flows. As the Company moves forward under new management, debt may be incurred in those situations where the use of financing leverage is appropriate to maximize cash flow and enhance returns.

ENVIRONMENTAL

The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of six Superfund sites. The Company has accrued its total estimated cleanup costs for these six sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

On May 30, 1996 the company sold its linerboard mill and container plants. As part of the sale, the Company remains contingently liable for up to $10 million relating to On-Site Environmental Liabilities, as defined in the sales agreement, as long as they are discovered within three years of the closing date of the sale and the Company has, except in limited circumstances, received invoices for them within five years of the closing date. The Company has no obligation for costs incurred by the buyer to comply with Title V of the Clean Air Act or the Cluster Rules. On-Site Environmental Liabilities arising from environmental conditions caused from activities both before and after the closing date are to be allocated among the parties based on relative contribution. The agreement provided the exclusive remedy for On-Site Environmental Liabilities which relate to matters within the property lines of real property conveyed under the agreement. The Company's obligation to pay $10 million for On-Site Environmental Liabilities existing on the closing date is subject to cost-sharing with the buyer according to the following schedule: the first $2.5 million by buyer, the next $2.5 million by the Company; the next $2.5 million by the buyer; the next $2.5 million by the Company; the next $2.5 million by the buyer and the next $5 million by the Company. The Company also agreed to reimburse up to $1 million for certain remediation activities at the linerboard mill, if such activities were required under environmental laws under the following schedule: the first $.2 million by the Company, the next $.3 million by the buyer, the next $.3 million by the Company, the next $.3 million by the buyer, the next $.5 million by the Company, the next $.5 million by the buyer with any remaining amounts treated as On-Site Environmental Liabilities. No known matters exist which, pursuant to this contingent liability, would require funding or accrual in the Company's financial statements.

EPA has proposed to amend federal air standards for particulate. If the proposed rule is adopted, the new standard would be more stringent than the current standard and could cause the company to incur substantial costs to maintain compliance. However, there would be a lengthy regulatory process to implement the new standard, so that installation of any new controls that might ultimately be required would not be expected to occur for at least five years.

It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, results of operations or liquidity of the Company. Aggregate environmental-related accruals were $5.5 million and $6.2 million as of December 31, 1996 and 1995, respectively.



              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements on page F-2 to F-17, inclusive and the Independent Auditor's Report on page F-1 are filed as part of this Report and incorporated herein by reference thereto.


            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.


                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of St. Joe to be held on May 13, 1997 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                        ITEM 11.  EXECUTIVE COMPENSATION


     Reference is made to the information to be set forth in the section entitled "Executive Compensation" in the Proxy Statement, which section is incorporated herein by reference.


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


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     To the extent applicable, reference is made to the Proxy Statement, which is incorporated herein by reference.



                                   PART IV

            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND
                             REPORTS ON FORM 8-K


     (A)        1. FINANCIAL STATEMENTS

                The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules and Independent Auditors' Report are filed as part of this Report.


                2. FINANCIAL STATEMENT SCHEDULES

                The financial statement schedules and Independent Auditors' Report listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

                3. EXHIBITS

                The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

     (B) REPORTS ON FORM 8-K

                None

                            ST. JOE PAPER COMPANY

                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                            (Item 14(a) 1. and 2.)



                                                                 PAGE NUMBER
Independent Auditors' Report                                     F-1

Consolidated Balance Sheets at December 31, 1996 and 1995        F-2

Consolidated Statements of Income for each of the three
  years in the period ended December 31, 1996                    F-3

Consolidated Statements of Changes in Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1996                                              F-4

Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1996              F-5

Notes to Consolidated Financial Statements                     F-6-F-17


Independent Auditors' Report - Financial Statement Schedules     S-1

Schedule II - Valuation and Qualifying Accounts                  S-2

Schedule III - Real Estate and Accumulated Depreciation          S-3-5


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements.

                             ST. JOE CORPORATION

                              INDEX TO EXHIBITS

                               (ITEM 14(A) 3.)




S-K
ITEM 601 DOCUMENTS                                                          PAGE
-------- ---------                                                          ----
(3)  (a) Articles of Incorporation
         (Previously filed as an Exhibit filed in connection with St. Joe Paper Company Registration Statement on Form 10 as filed with the Securities and Exchange Commission on April 30, 1984 (File No. 1-10466).

(3)  (b) Amended By-Laws dated March 18, 1997                                 *

(3)  (c) Articles of Amendment effective June 3, 1996                         *

(10) (a) Agreement between Apalachicola Northern Railroad and
         Seminole Electric Cooperative, Incorporated dated October 14, 1982 (Previously filed as an Exhibit filed in connection with St. Joe Paper Company Registration Statement on Form 10 as filed with the Securities and Exchange Commission on April 30, 1984 (File No. 1-10466).


     (b) Agreement between Talisman Sugar Corporation and Everglades
         Sugar Refinery dated February 11, 1986 (Incorporated herein by reference to Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

     (c) Stock Purchase Agreement dated as of September 1, 1995 between St. Joe Industries, Inc. and TPG Communications, Inc. Incorporated herein by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995).

     (d) Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container Company and St. Joe Paper Company, on the one hand, and Four M Corporation and Port St. Joe Paper Company on the other hand (the "Asset Purchase Agreement"). (Incorporated herein by reference to Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995).

     (e) Amendments dated December 14, 1995; December 20, 1995; January 10, 1996; and January 12, 1996 to the Asset Purchase Agreement. (Incorporated herein by reference to the Registrant's Proxy Statement for Special Meeting of Stockholders on April 24, 1996).

     (f) Promissory Note between Florida Coast Paper Company, L.L.C. and St. Joe Forest Products, Company dated May 30, 1996 (previously filed as
         Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996).

     (g) Wood Fiber Supply Agreement (previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period Ended June 30,
         1996),

     (h) Amendment No. 4 to Asset Purchase Agreement                           *

(21)     Subsidiaries of St. Joe                                               *

(23)     Accountants' Consent                                                 *

(24)     Powers of Attorney                                                   *

(27)     Financial Data Schedule (for SEC use only)                           *


     *   Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ST. JOE CORPORATION

                                          By:    /s/ J. Malcolm Jones, Jr.
                                            ------------------------------------
                                                   J. Malcolm Jones, Jr.
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                          Date: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
                /s/ Peter S. Rummell                     Chairman of the Board and          March 27, 1997
-----------------------------------------------------      Chief Executive Officer
                  Peter S. Rummell

                /s/ Robert E. Nedley                     President, Chief Operating         March 27, 1997
-----------------------------------------------------      Officer and Director
                  Robert E. Nedley

              /s/ J. Malcolm Jones, Jr.                  Vice President and Chief           March 27, 1997
-----------------------------------------------------      Financial Officer
                 J. Malcom Jones, Jr.                      (Principal Financial
                                                           Officer)

                /s/ D. Michael Groos                     Controller (Principal              March 27, 1997
-----------------------------------------------------      Accounting Officer)
                  D. Michael Groos

                 /s/ Jacob C. Belin                      Director                           Narch 27, 1997
-----------------------------------------------------
                   Jacob C. Belin

                /s/ Robert M. Rhodes                     Senior Vice President and          March 27, 1997
-----------------------------------------------------      General Counsel
                  Robert M. Rhodes

               /s/ Winfred L. Thornton                   Director                           March 27, 1997
-----------------------------------------------------
                 Winfred L. Thornton

             /s/ Russell B. Newton, Jr.                  Director                           March 27, 1997
-----------------------------------------------------
               Russell B. Newton, Jr.

                /s/ John J. Quindlen                     Director                           March 27, 1997
-----------------------------------------------------
                  John J. Quindlen

                /s/ Walter L. Revell                     Director                           March 27, 1997
-----------------------------------------------------
                  Walter L. Revell

               /s/ Frank S. Shaw, Jr.                    Director                           March 27, 1997
-----------------------------------------------------
                 Frank S. Shaw, Jr.

                  /s/ John D. Uible                      Director                           March 27, 1997
-----------------------------------------------------
                    John D. Uible

                 /s/ Carl F. Zellers                     Director                           March 27, 1997
-----------------------------------------------------
                   Carl F. Zellers

              By: /s/ Robert M. Rhodes                                                      March 27, 1997
  -------------------------------------------------
                  Robert M. Rhodes
              Senior Vice President and
                   General Counsel

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
St. Joe Corporation:

We have audited the accompanying consolidated balance sheets of St. Joe Corporation and subsidiaries as of December 31, 1996 and 1995,and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joe Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                       KPMG PEAT MARWICK LLP


Jacksonville, Florida
March 7, 1997

                              ST. JOE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                     December 31,
                                                                ---------------------
ASSETS                                                          1996             1995
                                                                ----             ----

CURRENT ASSETS:
  Cash and cash equivalents                                  $  449,013       $   16,802
  Short-term investments                                         88,011           96,923
  Accounts receivable                                            57,517           44,390
  Income taxes refundable                                             -            4,314
  Inventories                                                    18,677           20,592
  Other assets                                                   17,455           18,162
  Net assets of discontinued operations                               -          296,001
                                                             ----------       ----------
     Total current assets                                       630,673          497,184

INVESTMENTS AND OTHER ASSETS:
  Marketable securities                                         282,827          189,865
  Note receivable                                                10,000                -
  Other assets                                                   48,571           38,971
                                                             ----------       ----------
     Total investments and other assets                         341,398          228,836

Property, plant and equipment, net                              834,167          804,974
                                                             ----------       ----------
 Total assets                                                $1,806,238       $1,530,994
                                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $   28,480       $   26,024
  Accrued liabilities                                            21,615           18,445
  Income taxes payable                                            6,864                -
                                                             ----------       ----------
     Total current liabilities                                   56,959           44,469

Accrued casualty reserves and other liabilities                  18,361           11,681
Deferred income taxes                                           254,873          192,036
Minority interest in consolidated subsidiaries                  279,104          266,741

STOCKHOLDERS' EQUITY:
  Common stock, no par value; 60,000,000 shares authorized;
     30,498,650 shares issued and outstanding                     8,714            8,714
  Retained earnings                                           1,125,161          955,239
  Net unrealized gains on marketable securities
     available for sale                                          63,066           52,114
                                                             ----------       ----------
 Total stockholders' equity                                   1,196,941        1,016,067
                                                             ----------       ----------
 Total liabilities and stockholders' equity                  $1,806,238       $1,530,994
                                                             ==========       ==========



                See notes to consolidated financial statements.

                              ST. JOE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     Years ended December 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                    ----      ----      ----

Net sales                                         $245,704  $150,564  $155,122
Operating revenues                                 185,485   184,360   175,784
                                                  --------  --------  --------
  Total revenues                                   431,189   334,924   330,906
Cost of sales                                      112,163   116,014   111,014
Operating expenses                                 139,640   139,875   133,091
Selling, general and administrative expenses        31,215    31,718    26,836
                                                  --------  --------  --------
  Operating profit                                 148,171    47,317    59,965

Other income (expense):
  Dividends                                          2,968     2,595     2,187
  Interest income                                   29,914    12,666     9,678
  Interest expense                                    (600)   (2,235)   (1,982)
  Gain on sales and other dispositions of
    property, plant and equipment                    3,423     2,674    13,895
  Other, net                                         5,152     3,070     1,386
                                                  --------  --------  --------
    Total other income (expense)                    40,857    18,770    25,164
                                                  --------  --------  --------
Income from continuing operations before
  income taxes and minority interest               189,028    66,087    85,129
Provision for income taxes
  Current                                           30,288     5,778    24,692
  Deferred                                          52,829    18,757     6,754
                                                  --------  --------  --------
    Total provision for income taxes                83,117    24,535    31,446
                                                  --------  --------  --------
Income from continuing operations before
  minority interest                                105,911    41,552    53,683
Minority interest                                   14,002    12,194    15,827
                                                  --------  --------  --------
Income from continuing operations                   91,909    29,358    37,856
Income from discontinued operations:
  Earnings (loss) from discontinued operations,
    net of income taxes of $ (2,785), $26,116
    and $2,491, respectively                        (4,528)   44,461     4,253
  Gain on the sale of discontinued operations,
    net of income taxes of $48,705                  88,641         -         -
                                                  --------  --------  --------
  Income from discontinued operations               84,113    44,461     4,253
                                                  --------  --------  --------
Net income                                        $176,022   $73,819  $ 42,109
                                                  ========   =======  ========

PER SHARE DATA:
Income from continuing operations                 $   3.01   $  0.96  $   1.24
Earnings(loss) from discontinued operations           (.15)     1.46      0.14
Gain on the sale of discontinued operations           2.91         -         -
                                                  --------   -------  --------
   Net income                                     $   5.77   $  2.42  $   1.38
                                                  ========   =======  ========


                See notes to consolidated financial statements.

                              ST. JOE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                       Years ended December 31,
                                                                   ----------------------------
                                                                 1996         1995         1994
                                                                 ----         ----         ----
COMMON STOCK
Balance, at end of year (1996, 1995
   and 1994 - 30,498,650 shares)                           $    8,714     $  8,714     $  8,714
                                                           ==========     ========     ========
RETAINED EARNINGS
Balance, at beginning of year                              $  955,239     $887,520     $851,511
Net income                                                    176,022       73,819       42,109
Dividends:
  Cash ($0.20 per share - 1996,
  1995 and 1994)                                               (6,100)      (6,100)      (6,100)
                                                           ----------     --------     --------
Balance, at end of year                                    $1,125,161     $955,239     $887,520
                                                           ==========     ========     ========

NET UNREALIZED GAIN ON MARKETABLE SECURITIES AVAILABLE
FOR SALE
Balance, at beginning of year                              $   52,114     $ 40,747     $ 41,485
Increase (decrease) in net unrealized
  gain, net of tax effect                                      10,952       11,367         (738)
                                                           ----------     --------     --------
Balance, at end of year                                    $   63,066     $ 52,114     $ 40,747
                                                           ==========     ========     ========


                See notes to consolidated financial statements.

                              ST. JOE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   Years ended December 31,
                                                            -------------------------------------
                                                               1996           1995           1994
                                                               ----           ----           ----
Cash flows from operating activities:
 Net Income                                                $176,022       $ 73,819       $ 42,109
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and depletion                              28,758         28,551         27,612
     Minority interest in income                             14,002         12,194         15,827
     Gain on sale of property                                (3,423)        (2,674)       (13,895)
     Gain on sale of discontinued operations                (88,641)             -              -
     Deferred income tax provision                           52,829         18,757          6,754
     Changes in operating assets and liabilities:
       Accounts receivable                                  (13,127)        (3,139)        (1,375)
       Inventories                                            1,915           (828)         6,545
       Other assets                                          (8,893)        (4,790)          (406)
       Accounts payable, accrued liabilities
         and casualty reserves                                5,435         (4,279)         3,176
       Income taxes payable                                  11,178         (7,012)         4,275
       Discontinued operations - noncash
       charges and working capital changes                  (58,710)        43,483         12,096
                                                           --------       --------       --------
Cash provided by operating activities                       117,345        154,082        102,718
                                                           --------       --------       --------

Cash flows from investing activities:
  Purchases of property, plant and equipment                (64,271)       (78,816)       (65,450)
  Investing activities of discontinued operations            (4,327)       (28,102)       (19,513)
  Proceeds from sales of property                             9,743          5,119         18,135
  Proceeds from sale of discontinued operations             445,055              -              -
  Purchases of investments:
    Available for sale                                      (21,928)       (31,247)       (18,851)
    Held-to-maturity                                       (180,797)      (168,607)      (105,091)
  Maturity and redemption of investments:
    Available for sale                                       18,291         29,058         12,779
    Held-to-maturity                                        121,111        135,480         95,241
                                                           --------       --------       --------
Cash provided by (used in) investing activities             322,877       (137,115)       (82,750)
                                                           --------       --------       --------
Cash flows from financing activities:
  Net change in short-term borrowings                             -        (11,989)        (5,437)
  Financing activities of discontinued operations              (245)        (9,917)         2,092
  Dividends paid to stockholders                             (6,100)        (6,100)        (6,100)
  Repayment of long-term debt                                     -        (16,893)           (19)
  Dividends paid to minority interest                        (1,666)        (1,655)        (1,679)
                                                           --------       --------       --------
Cash used in financing activities                            (8,011)       (46,554)       (11,143)
                                                           --------       --------       --------

Net increase (decrease) in cash and
  cash equivalents                                          432,211        (29,587)         8,825
Cash and cash equivalents at beginning
  of period                                                  16,802         46,389         37,564
                                                           --------       --------       --------
Cash and cash equivalents at end of period                 $449,013       $ 16,802       $ 46,389
                                                           =========      ========       ========

Supplemental disclosure of cash flow information:
Cash paid during the year for certain expense items is:
  Interest                                                 $  1,009       $  4,541       $  3,973
  Income taxes                                             $120,789       $ 45,283       $ 20,494

                See notes to consolidated financial statements.

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.  NATURE OF OPERATIONS

St. Joe Corporation (the Company) is a diversified corporation engaged in transportation, real estate, forestry and sugar operations. Forestry has operations in both Florida and Georgia while the remaining businesses operate principally within the state of Florida.

TRANSPORTATION - Transportation operations accounted for 43% of the Company's net sales and operating revenues in 1996, and consist of both railway and trucking operations. The two railroads, one serving the northwest Florida area from Port St. Joe to Chattahoochee and the other serving the eastern seaboard of Florida from Jacksonville to Miami, provide transportation services for the common carriage of goods by rail between their terminating points. Since the rail operations are within the state of Florida, more than one-half of its transportation revenue is generated by shipments which originate and terminate within Florida. Additionally, a significant portion of the traffic handled is received from or transferred to other rail carriers. The principal commodities carried by rail include crushed stone, cement, automobile vehicles and parts, trailer-on-flatcar, container-on-flatcar, basic consumer goods such as foodstuffs and building material, coal, pulpboard, pulpwood, woodchips, tall oil chemicals, stone and clay products and recyclables. The trucking portion of the Company's operation is an interstate, irregular route, common carrier with terminals located throughout the eastern half of the United States.

REAL ESTATE -- Real estate accounted for 31% of the Company's net sales and operating revenues in 1996, and consists of the development, construction and management of real estate projects within the state of Florida, both for long-term appreciation and for sale to third parties and the sale of both developed and undeveloped land. Along Florida's east coast, the Company concentrates in commercial property which it can manage, maintain and develop. In west Florida, the Company has concentrated on developing parcels for residential use. The Real Estate segment's competition is with other developers and brokers throughout its operating area.

FORESTRY - Forestry accounted for 13% of the Company's net sales and operating revenues in 1996, and consists of the growing and harvesting of timber on approximately one million acres of timberlands in Florida and Georgia. The majority of the wood harvested by the Company is sold under a long term wood fiber supply agreement to one linerboard mill located in Port St. Joe, Florida. The Company plans in the future to shift its remaining fiber production from the Company's lands to higher margin timber products.

Wood is supplied to the mill pursuant to a negotiated wood fiber supply agreement entered into at the time of the sale of the mill. See Note 3.
Discontinued Operations.   Under that agreement, wood fiber will be supplied to
the linerboard mill for a period of fifteen years ,with two five year renewal periods. Tonnage to be provided ,reduces from 1.6 million tons in year one to
1.4 ,1.2 ,.9 million tons in years two, three and four respectively. Years four and thereafter remain at .9 million tons. The amount of tonnage required from Company's land is .9 million tons per year starting in the third year. At anytime, the mill can elect to reduce in increments on a permanent basis the amount of tonnage to not less than 600,000 tons per year. Prices for the wood fiber were negotiated at the time of the negotiation of the agreement and were negotiated based on fixed prices from geographic zones for pulp wood and prices tied to designated chipping facilities for wood chips. Under the wood fiber supply agreement, prices are to be renegotiated every two years and are to be indexed on a quarterly basis to certain published prices resulting in quarterly adjustments that are not greater than five percent.

On March 6, 1997 officials of the linerboard mill at Port St. Joe announced that the mill will be shutdown beginning in April, 1997 for an indefinite period of time due to soft market

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

conditions in the paper industry. The Company is currently evaluating the impact of this shutdown on its sales related to the wood fiber supply agreement and its transportation revenues generated from shipments of wood to the mill. The financial impact to transportation (ANRR) and forestry segments operations would have a significant adverse impact on the segments' revenues, operating profit, net income and cash flow if the mill does not honor the annual tonnage requirement of the agreement. Forestry and transportation are considering the alternatives available to it to mitigate this potential loss.

SUGAR -- Sugar accounted for 13% of the Company's net sales and operating revenues in 1996, and consists of a sugarcane plantation and a sugar mill which processes the sugarcane into raw sugar. The raw sugar from the mill is sold to one customer. The sugarcane crop is subject to varying weather conditions which can significantly reduce the harvest and crop yields.


2.  MAJORITY STOCKHOLDERS

The Alfred I. duPont Testamentary Trust (the "Trust") and Nemours Foundation (the "Foundation"), beneficiary of the Trust, collectively own approximately 69.8% of the common stock of the Company. The Company and its subsidiaries had no significant transactions with the Trust or the Foundation during the period.

3.  DISCONTINUED OPERATIONS

COMMUNICATIONS -- On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc.
(SJCI) to TPG Communications, Inc. for $96,098. TPG Communications, Inc. assumed $17,963 of SJCI interest bearing debt. SJCI sold its interest in three remaining cellular partnerships for an aggregate of $25,113. The Company recorded a $39,154 gain on the sale net of tax. SJCI's revenues through the April 11, 1996 sale date were $9,335. Revenues in 1995 and 1994 were $32,826 and $30,638, respectively. During 1995, the Company had previously sold a cellular partnership interest for $2,104. Earnings for SJCI were $1,120, $6,767 and $4,993 for 1996, 1995 and 1994, respectively

FOREST PRODUCTS -- On May 30, 1996, the Company sold its linerboard mill and container plants. Proceeds from the sale include $323,844 cash and a $10,000 senior subordinated note, (the Promissory Note). The Promissory Note bears interest at a rate of 13.25% and interest is payable quarterly in arrears commencing September 1, 1996, provided that any interest payable on its due date may, at the borrowers' option, be added to the principal amount
outstanding.   To date, interest payments have been added to the principal amount. All unpaid principal and interest is due June 1, 2007. The
Promissory Note may be prepaid without penalty at any time. The gain on the sale was $49,487, net of tax. Revenues for the linerboard mill and container plants through May 30, 1996 were $156,305. Revenues in 1995 and 1994 were $438,399 and $378,088, respectively. Earnings (loss) for the linerboard mill and container plants were $(5,648), $37,694 and $(740) for 1996, 1995 and 1994, respectively.

Included in cash and cash equivalents at December 31, 1996 is approximately $359,267 of proceeds from these sales which have been held in special accounts during 1996. A formal plan of liquidation was adopted on February 25,1997, and a distribution of net proceeds of the sales in partial liquidation of $10 per share is payable on March 31,1997, for stockholders of record on March 21, 1997. It is currently anticipated that remaining net proceeds of approximately $1.00 per share will also be distributed later this year after further costs and expenses of the sales have been accounted for. Also included in cash and cash equivalents at December 31, 1996 is approximately $9,783 in earnings on the proceeds of sales.

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated except for sales of continuing operations of $18,988, $59,535 and $58,925 derived from discontinued operations in the years ended December 31, 1996, 1995 and 1994, respectively. The unrealized profit in ending inventories relating to these sales has been eliminated.

REVENUE RECOGNITION -- Transportation revenues are substantially recognized upon completion of transportation services at destination. Revenues from sales of forestry products and sugar are recognized generally on delivery of the product to the customer. Revenue from realty land sales is recognized upon closing of sales contracts for sale of land or upon settlement of condemnation proceedings. Rental revenues are recognized upon completion of rental and lease contracts, using the straight-line basis for recording the revenues over the life of the contract.

CASH AND CASH EQUIVALENTS -- For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition date of three months or less.

INVENTORIES -- Inventories are stated at the lower of cost or market. Costs for substantially all inventories are determined under the first in, first out
(FIFO) or the average cost method.

PROPERTY, PLANT AND EQUIPMENT -- Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets.

Depletion of timber is determined by the units of production method. An adjustment to depletion is recorded, if necessary, based on the continuous forest inventory (CFI) analysis prepared every five years.

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

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

INVESTMENTS -- Investments consist principally of corporate debt securities, government sponsored agency securities, mortgage backed securities, municipal bonds, common stocks, preferred stocks, and U.S. Government obligations. Investments maturing in three months to one year are classified as short term. Those having maturities in excess of one year are classified as marketable securities.

The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has historically reserved for losses related to the impairment of long-term assets. The adoption of SFAS No. 121 in 1996 had no material effect on the Company's financial statements.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year's presentation.

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


5.  INVENTORIES


                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                 1996           1995
                                                 ----           ----
Inventories as of December 31 consist of:        $13,530        $12,875

Materials and supplies                             5,147          7,717
                                                 -------        -------
Sugar                                            $18,677        $20,592
                                                 =======        =======



6.  INVESTMENTS

Investments as of December 31, 1996, consist of :

                                                                                    Unrealized          Unrealized
                                        Amortized     Carrying           Fair          Holding             Holding
                                             Cost        Value          Value             Gain                Loss
                                        ---------     --------         ------       ----------          ----------
Short term investments (maturing within one year)
  Held to maturity
    U. S. Government securities         $ 87,007      $ 87,007       $ 87,226         $    296              $   77
    Tax exempt municipals                  1,004         1,004          1,005                1                   -
                                        --------      --------       --------         --------              ------
                                        $ 88,011      $ 88,011       $ 88,231         $    297              $   77
                                        ========      ========       ========         ========              ======

Marketable securities
  Available for sale
    U. S. Government securities
      Maturing in one to five years     $  1,226      $  1,226       $  1,226         $      3              $    3
      Maturing in five to ten years          152           151            151                -                   1
    Tax exempt municipals
      Maturing in one to five years       10,624        10,945         10,945              321                   -
      Maturing in five to ten years       19,726        20,336         20,336              610                   -
      Maturing in more than ten years      4,281         4,265          4,265                -                  16
    Equity securities                     13,534       117,128        117,128          103,594                   -
    Mortgage backed securities
      Maturing in one to five years           71            71             71                -                   -
      Maturing in five to ten years          342           343            343                1                   -
      Maturing in more than ten years      3,210         3,255          3,255               45                   -
    Other corporate debt securities
      Maturing in one to five years          920           931            931               11                   -
      Maturing in five to ten years          463           468            468                5                   -
      Maturing in more than ten years         95           105            105               10                   -
                                        --------      --------       --------         --------              ------
                                          54,644       159,224        159,224          104,600                  20
  Held to maturity
    U. S. Government securities
      Maturing within one year          $114,371      $114,371       $113,454         $   333               $1,250
    Tax exempt municipals
      Maturing in one to five years        7,079         7,079          7,121              42                    -
      Maturing in more than ten years         56            56            725             669                    -
    Mortgage backed securities
      Maturing in one to five years            -             -            400             400                    -
      Maturing in more than ten years         41            41             44               3                    -
    Other corporate debt securities
      Maturing in one to five years        2,056         2,056          2,475             502                   83
                                        --------      --------       --------         -------               ------
                                         123,603       123,603        124,219           1,949                1,333
                                        --------      --------       --------         -------               ------

                                        $178,247      $282,827       $283,443         $106,549              $1,353
                                        ========      ========       ========         ========              ======

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



6.  INVESTMENTS (CONTINUED)

Investments as of December 31, 1995, consist of :

                                                                                    Unrealized     Unrealized
                                       Amortized      Carrying           Fair          Holding        Holding
                                            Cost         Value          Value             Gain           Loss
                                        ---------     --------       --------       ----------     ----------
Short term investments (maturing within one year)
  Held to maturity
    U. S. Government securities         $ 50,077      $ 50,818       $ 51,203          $   385        $     -
    Tax exempt municipals                 39,135        39,179         39,150                -             29
    Mortgage backed securities             5,641         5,911          5,909                -              2
    Certificates of deposit                1,000         1,015          1,015                -              -
                                        --------       -------        -------             ----        -------
                                        $ 95,853      $ 96,923       $ 97,277          $   385             31
                                        ========      ========       ========          ========       =======
Marketable securities
  Available for sale
    U. S. Government securities
      Maturing in one to five years     $    872      $    887       $    887           $   15              -
    Tax exempt municipals
      Maturing in one to five years        6,968         7,181          7,181              213              -
      Maturing in five to ten years       20,093        20,953         20,953              860              -
      Maturing in more than ten years      5,610         5,820          5,820              210              -
    Equity securities                     11,633        94,027         94,027           82,394              -
    Mortgage backed securities
      Maturing in five to ten years        3,801         3,877          3,877               76              -
    Other corporate debt securities
      Maturing in five to ten years        1,842         1,897          1,897               55              -
                                        --------       -------        -------             ----        -------
                                          50,819       134,642        134,642           83,823              -
  Held to maturity
    U. S. Government securities
      Maturing in one to five years       45,569        45,902         46,432              530              -
    Tax exempt municipals
      Maturing in one to five years        1,283           113            113                -              -
      Maturing in more than ten years      1,000         1,003          1,003                -              -
    Mortgage backed securities
      Maturing in five to ten years        6,132         6,143          6,699              556              -
    Other corporate debt securities
      Maturing in five to ten years          794         2,062          2,454              451             59
                                        --------      --------       --------           ------        -------
                                          54,778        55,223         56,701            1,537             59
                                        --------      --------       --------          -------        -------
                                        $105,597      $189,865       $191,343          $85,360        $    59
                                        ========      ========       ========          =======        =======


Marketable securities, including certain investments which mature within one year, are held as a developmental fund created to accumulate capital expected to be required for future improvement of the Company's real estate properties.

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


7.  ACCRUED LIABILITIES

Accrued liabilities as of December 31 consist of:

                                                                          1996                     1995
                                                                          ----                     ----
Payroll and benefits                                                   $ 5,716                  $ 1,433
Payroll taxes                                                              403                      246
Property and other taxes                                                 4,248                    3,418
Accrued casualty reserves                                               18,984                   16,635
Other accrued liabilities                                               10,625                    8,394
                                                                       -------                   ------
                                                                        39,976                   30,126
Less: noncurrent accrued casualty reserves
  and other liabilities                                                 18,361                   11,681
                                                                        ------                  -------
                                                                       $21,615                  $18,445
                                                                       =======                  =======

8.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, as of December 31 consist of:

                                                                            Estimated
                                        1996                1995           Useful Life
                                        ----                ----          ------------
Land and timber                   $  134,811          $  132,393
Land improvements                     19,770              19,149                    20
Buildings                              3,702               3,686                    45
Machinery and equipment              630,847             623,183                 12-30
Office equipment                       1,150                 799                    10
Autos and trucks                       2,829               2,375                   3-6
Construction in progress               3,844               5,689                  ----
Investment property                  359,689             318,181               various
                                  ----------          ----------
                                   1,156,642           1,105,455
Accumulated depreciation             322,475             300,481
                                  ----------          ----------
                                  $  834,167          $  804,974
                                  ==========          ==========


Real estate properties having net book value of $196.7 million at December 31, 1996 are leased under non-cancelable operating leases with expected aggregate rentals of $106.2 million of which $32.1, $26.5, $20.9, $15.8 and $10.9 million is due in the years 1997 through 2001, respectively.

9.  INCOME TAXES

Total income tax expense for the years ended December 31 was allocated as follows:


                                                1996     1995      1994
                                                ----     ----      ----
Income from continuing operations           $ 83,117  $24,535   $31,446
Earnings (loss) from discontinued
  operations                                  (2,785)  26,116     2,491
Gain on the sale of discontinued
  operations                                  48,705       --        --
Shareholders' equity, for recognition
  of unrealized gain (loss) on debt and
   marketable equity securities                9,428    8,778    (2,377)
                                            --------  -------   -------
                                            $138,465  $59,429   $31,560
                                            ========  =======   =======

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


9.  INCOME TAXES (CONTINUED)

Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as a result of the following:


                                               1996      1995      1994
                                               ----      ----      ----
Tax at the statutory federal rate           $66,159   $23,131   $29,795
Dividends received deduction and
  tax free interest                          (4,311)   (1,277)   (1,075)
Excise tax on reversion of prepaid
  pension asset                              13,228        --        --
State income taxes (net of federal
  benefit)                                    5,839     1,916     2,497
Undistributed earnings of FECI                1,262       916     1,245
Other, net                                      940      (151)   (1,016)
                                            -------   -------   -------
                                            $83,117   $24,535   $31,446
                                            =======   =======   =======




The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:


                                                          1996           1995
                                                          ----           ----
Deferred tax assets:
  Accrued casualty and other reserves                 $ 11,915       $  7,451
  Other                                                  1,287          1,912
                                                      --------       --------
    Total deferred tax assets                           13,202          9,363
                                                      --------       --------

Deferred tax liabilities:
  Tax in excess of financial depreciation              112,023        114,047
  Deferred gain on land sales                            7,224          6,893
  Deferred gain on subsidiary's defeased bonds           1,929          2,139
  Unrealized gain on debt and marketable
    equity securities                                   40,330         30,902
  Deferred gain on involuntary conversion of land       66,682         29,160
  Prepaid pension asset recognized for
    financial reporting                                 26,712          8,085
  Other                                                  8,042          5,620
                                                      --------       --------
    Total gross deferred tax liabilities               262,942        196,846
                                                      --------       --------

    Net deferred tax liability                        $249,740       $187,483
                                                      ========       ========


Based on the timing of reversal of future taxable amounts and the Company's history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. The current deferred tax asset of $5,133 and $4,553 is recorded in other current assets as of December 31, 1996 and 1995, respectively.

The Company has not recognized a deferred tax liability of approximately $17,842 for the undistributed earnings of FECI that arose in 1992 and prior years because the Company does not currently expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investment. As of December 31, 1996, the undistributed earnings of the subsidiary for which no deferred tax liability was provided were approximately $48,454.

10.  PENSION AND RETIREMENT PLANS

The Company sponsors defined benefit pension plans which covered approximately 10% of its employees in 1996 and 70% of its employees in 1995. The reduction in employees covered resulted from the previously discussed sales of the communications segment and the linerboard mill and container plants. The benefits are based on the employees' years of service or years of service and compensation during the last five or ten years of employment. The Company's funding policy is to contribute annually the maximum contribution required by ERISA.

A summary of the net periodic pension credit follows:



                                          1996      1995
                                          ----      ----
Service cost                           $ 1,659   $ 3,450
Interest cost                            7,923     7,986
Actual return on assets                (26,606)  (40,436)
Net amortization and deferral           11,555    28,221
                                       -------   -------
    Total pension income               $(5,469)    $(779)
                                       =======     =====




10.  PENSION AND RETIREMENT PLANS (CONTINUED)

A summary of the plans' funded status as of December 31 was:

                                                                         1996                1995
                                                                         ----                ----
Accumulated benefit obligation, including vested benefits
of $105,627 and $92,354 in 1996 and 1995, respectively               $106,368            $100,104
                                                                     ========            ========
Projected benefit obligation for service rendered to date             108,726             125,136
Plan assets at fair value, primarily listed stocks
and U.S. bonds                                                        193,937             177,276
                                                                     --------            --------
Plan assets in excess of projected benefit obligation                  85,211              52,140
Unrecognized net (gain) loss                                          (42,011)            (27,734)
Unrecognized prior service cost                                           768              12,956
Unrecognized transition asset                                         (12,829)            (15,395)
Additional cost for special termination benefits                         (982)                 --
                                                                     --------            --------
Prepaid pension cost                                                 $ 30,157            $ 21,967
                                                                     ========            ========


The weighted-average discount rates for the plans were 7% in 1996 and 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 6% in 1996 and 1995. The expected long-term rates of return on assets was 8% in 1996 and 1995.

As discussed in note 3, several of the Company's operations were sold during 1996, which significantly reduced the number of employees covered under the defined benefit plans. The defined benefit plans' assets were not a part of the sales. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a curtailment gain of approximately $3.7

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

million ($.5 million net of tax). The Company's pension plans are in an overfunded position and with the reduction in employees resulting from the sales of several of the Company's operations, it is unlikely that the overfunding will be realized other than by a plan termination and reversion of excess assets. Accordingly, a 50% excise tax has been included in the tax effects of the prepaid asset as well as the curtailment gain. The Company has no immediate plans to terminate the pension plans and is in the process of evaluating other alternatives.

The Company had an Employee Stock Ownership Plan (the ESOP) for the purpose of purchasing stock of the Company for the benefit of qualified employees. On November 21, 1996 the Pension committee of the Board of Directors of the Company voted to terminate the ESOP effective December 31, 1996. Contributions to the ESOP were limited to .5% of compensation of employees covered under the ESOP. The Company also has other defined contribution plans which, in conjunction with the ESOP, cover substantially all its salaried employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $1,081, $1,322, and $1,213 in 1996, 1995 and 1994, respectively.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                  Quarters Ended
                                                   -----------    ----------------------------------
              1996                                 December 31    September 30      June 30        March 31
                                                   ----------------------------  --------------------------

Net sales and operating revenues                      95,481         84,556         80,190         170,962
Operating profit                                      22,125          9,595         23,053          93,398
Net income from continuing operations                 14,991         11,449          5,790          59,679
Income (loss) from discontinued operations            (7,003)*           --         82,227           8,889
Net Income                                             7,988         11,449         88,017          68,568
Net income per share                                    0.25           0.38           2.89            2.25

              1995
Net sales and operating revenues                      89,764         82,877         85,905          76,378
Operating profit                                      11,888         11,745         12,857          10,827
Net income from continuing operations                  8,006          6,360          8,340           6,652
Income from discontinued operations                    6,804          4,799         17,996          14,862
Net income                                            14,810         11,159         26,336          21,514
Net income per share                                    0.49           0.37           0.86            0.71


* The total gain on discontinued operations declined by approximately $7 million during the fourth quarter as a result of finalizing the postclosing working capital adjustments, closing expenses and the pension curtailment gain, previously estimated.

12. SEGMENT INFORMATION

Total net sales and operating revenues represent sales to unaffiliated customers, as reported in the Company's consolidated income statements and intercompany sales which occurred principally between the Forestry and Transportation segments and discontinued operations. Operating profit is net sales and operating revenues less directly traceable costs and expenses. In computing operating profit, the following items have not been considered: other income (expense) and provision for income taxes.

Identifiable assets by lines of business are those assets that are used in the Company's operations in each segment. Other assets are composed of cash, marketable securities and miscellaneous nonsegment assets.

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



Information by lines of business segment follows:


                                              1996          1995          1994
                                              ----          ----          ----
Net sales and operating revenues
   Transportation                       $  185,484    $  184,450    $  173,707
   Real Estate                             134,530        32,870        42,141
   Forestry                                 56,679        60,057        60,158
   Sugar                                    54,496        57,547        54,900
                                        ----------      --------    ----------
 Consolidated                           $  431,189    $  334,924    $  330,906
                                        ==========      ========    ==========
Operating profit:
   Transportation                       $   26,711    $   25,763    $   27,313
   Real Estate                             109,450        11,621        22,251
   Forestry                                  2,337          (555)        6,293
   Sugar                                     8,281        13,310         6,329
   Other                                     1,392        (2,822)       (2,221)
                                        ----------      --------    ----------
Consolidated                            $  148,171    $   47,317    $   59,965
                                        ==========    ==========    ==========

Assets:
   Transportation                       $  413,100    $  407,969    $  424,241
   Real Estate                             373,799       290,013       229,449
   Forestry                                114,710       111,848        91,319
   Sugar                                    77,824        72,647        93,685
   Discontinued operations                      --       296,001       299,347
   Other                                   826,805       352,516       311,349
                                        ----------    ----------    ----------
Consolidated                            $1,806,238    $1,530,994    $1,449,390
                                        ==========    ==========    ==========

Capital expenditures:
   Transportation                       $   15,800    $   28,204    $   25,060
   Real Estate                              43,708        45,029        28,354
   Forestry                                  4,672         5,413         8,655
   Sugar                                        91           170         3,381
                                        ----------    ----------    ----------
Consolidated                            $   64,271    $   78,816    $   65,450
                                        ==========    ==========    ==========

Depreciation and depletion:
   Transportation                       $   18,067    $   18,840    $   18,706
   Real Estate                               7,808         5,733         5,117
   Forestry                                  1,148         2,307         2,184
   Sugar                                     1,735         1,671         1,605
                                        ----------    ----------    ----------
Consolidated                            $   28,758    $   28,551    $   27,612
                                        ==========    ==========    ==========


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

The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites including sites which have been previously sold. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

On May 30, 1996 the company sold its linerboard mill and container plants. As part of the sale, the Company remains contingently liable for up to $10 million relating to On-Site Environmental Liabilities, as defined in the sales agreement, as long as they are discovered within three years of the closing date of the sale and the Company has, except in limited circumstances, received invoices for them within five years of the closing date. The Company has no obligation for costs incurred by the buyer to comply with Title V of the Clean Air Act or the Cluster Rules. On-Site Environmental Liabilities arising from environmental conditions caused from activities both before and after the closing date are to be allocated among the parties based on relative contribution. The agreement provided the exclusive remedy for On-Site Environmental Liabilities which relate to matters within the property lines of real property conveyed under the agreement. The Company's obligation to pay $10 million for On-Site Environmental Liabilities existing on the closing date is subject to cost-sharing with the buyer according to the following schedule: the first $2.5 million by buyer, the next $2.5 million by the Company; the next $2.5 million by the buyer; the next $2.5 million by the company; the next $2.5 million by the buyer and the next $5 million by the Company. The Company also agreed to reimburse up to $1 million for certain remediation activities at the linerboard mill, if such activities were required under environmental laws under the following schedule: the first $.2 million by the Company, the next $.3 million by the buyer, the next $.3 million by the Company, the next $.3 million by the buyer, the next $.5 million by the Company, the next $.5 million by the buyer with any remaining amounts treated as On-Site Environmental Liabilities. No known matters exist which, pursuant to this contingent liability, would require funding or accrual in the Company's financial statements.

The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of six Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $5,500 and $6,200 as of December 31, 1996 and 1995, respectively.

INDEPENDENT AUDITORS' REPORT - FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders
St. Joe Corporation:


Under date of March 7, 1997, we reported on the consolidated balance sheets of St. Joe Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in this annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                         KPMG PEAT MARWICK LLP


Jacksonville, Florida
March 7, 1997

                              ST. JOE PAPER COMPANY
                           SCHEDULE II (CONSOLIDATED)
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                          BALANCE AT    ADDITIONS
                                          BEGINNING     CHARGED TO                  BALANCE AT
Reserves included in Liabilities          OF YEAR       EXPENSE        PAYMENTS     END OF YEAR
1996
     Accrued casualty reserves              16,635         19,698        8,150      28,183 (a)(b)
1995
     Accrued casualty reserves              21,019          4,742        9,126      16,635 (a)
1994
     Accrued casualty reserves              16,587          9,305        4,873      21,019 (a)

(a) Includes $12,445, $7,322 and $9,976 in current liabilities at December 31, 1996, 1995 and 1994, respectively. The remainder is included in "Accrued casualty reserves and other liabilities."

(b) 1996 additions include $6,871 related to discontinued operations and charged to expense in prior years.

                               St. Joe Corporation
     Schedule III (Consolidated) - Real Estate and Accumulated Depreciation
                       December 31, 1996, 1995, and 1994
                                 (in thousands)

                                                           Initial Cost to Company
                                                           -----------------------
                                                                                         Costs
                                                                                         -----
                                                                                      Capitalized
                                                                                      -----------
                                                                       Buildings &   Subsequent to
                                                                       -----------   -------------
               Description                 Encumbrances       Land    Improvements    Acquisition
               -----------                 ------------       ----    ------------    -----------
DUVAL COUNTY
------------
Office Buildings (8)                              0           $ 1,153     $6,200         $55,732
Office/Showroom/Warehouses (8)                    0             1,502                     20,393
Office/Warehouse (2)                              0                 -                     11,708
Land w/Infrastructure                             0             6,593                      8,201
Unimproved Land & Misc Assets                     0               915                        673
City & Residential Lots                           0               362          5              77
ST. JOHNS COUNTY
----------------
Unimproved Land                                   0             2,631                        406
Land with Infrastructure                          0                10          -             622
FLAGLER COUNTY
--------------
Unimproved Land                                   0             3,218                      1,183
VOLUSIA COUNTY
--------------
Unimproved Land                                   0             3,651                        403
BREVARD COUNTY
--------------
Office/Showroom/Warehouse (1)                     0                73                      2,198
Land w/ Infrastructure                            0             3,633                          -
Unimproved Land                                   0             4,846                        190
INDIAN RIVER
------------
Unimproved Land                                   0                 1                          -
ST. LUCIE COUNTY
----------------
Unimproved Land                                   0               593                          -
MARTIN COUNTY
-------------
Land w/ Infrastructure                            0             1,734                      2,416
Unimproved Land                                   0             2,704                        231
PUTNAM COUNTY
-------------
Unimproved Land                                   0                 -                          -
PALM BEACH COUNTY
-----------------
Office/Showroom/Warehouse (1)                     0               113                      2,984
Rail Warehouses (2)                               0               449                      4,253
Cross Docks (4)                                   0               117                      3,786
Land w/ Infrastructure                            0             1,251                          -
Unimproved Land                                   0             1,501                          -


                                                    Carried at Close of Period                                      Depreciable
                                            ------------------------------------------                              -----------
                                                                                                                    Life used in
                                                                                                                    ------------
                                                                                                          Date     Calculation in
                                                                                                          ----     --------------
                                            Land & Land    Buildings and                 Accumulated  Capitalized  Latest Income
                                            -----------    -------------                 -----------  -----------  -------------
               Description                  Improvements   Improvements       TOTAL     Depreciation  or Acquired    Statement
               -----------                  ------------   ------------       -----     ------------  -----------    ---------
DUVAL COUNTY
Office Buildings (8)                          $10,386       $52,699         $63,085         7,992         1985        3 to 40 years
Office/Showroom/Warehouses (8)                  4,515        17,380          21,895         4,797         1987        3 to 40 Years
Office/Warehouse (2)                            3,834         7,874          11,708           605         1994        3 to 40 Years
Land w/Infrastructure                          14,794             -          14,794           355
Unimproved Land & Misc Assets                   1,412           176           1,588           152
City & Residential Lots                           362            82             444            65            -                    -
ST. JOHNS COUNTY
----------------
Unimproved Land                                 3,037                         3,037                    Various
Land with Infrastructure                           10           622             632             -
FLAGLER COUNTY
--------------
Unimproved Land                                 4,401                         4,401                    Various
VOLUSIA COUNTY
--------------
Unimproved Land                                 4,054                         4,054                    Various
BREVARD COUNTY
--------------
Office/Showroom/Warehouse (1)                     438         1,833           2,271           509         1983         3 to 40 Years
Land w/ Infrastructure                          3,633                         3,633                    Various
Unimproved Land                                 5,036                         5,036                    Various
INDIAN RIVER
------------
Unimproved Land                                     1                             1                    Various
ST. LUCIE COUNTY
----------------
Unimproved Land                                   593                           593                    Various
MARTIN COUNTY
-------------
Land w/ Infrastructure                          4,150                         4,150            84      Various
Unimproved Land                                 2,935                         2,935                    Various
PUTNAM COUNTY
-------------
Unimproved Land                                     -                             -
PALM BEACH COUNTY
-----------------
Office/Showroom/Warehouse (1)                     599         2,498           3,097           865
Rail Warehouses (2)                               557         4,145           4,702         1,257
Cross Docks (4)                                 1,261         2,642           3,903         1,034
Land w/ Infrastructure                          1,251                         1,251
Unimproved Land                                 1,501                         1,501


BROWARD COUNTY
--------------
Rail Warehouse (1)                                0                85                      1,708
Land w/ Infrastructure                            0               999                        122
Unimproved Land                                   0             1,193                         68
MANATEE COUNTY
--------------
Unimproved Land                                   0                14                         87
DADE COUNTY
-----------
Cross Dock (1)                                    0               137                      1,018
Double Front Load Warehouse (1)                   0               768                      6,275
Rail Warehouses (6)                               0               808                     28,252
Office/Showroom/ Warehouses (5)                   0             1,003                     18,474
Office/Warehouses (4)                             0             1,462                     18,604
Front Load Warehouses (8)                         0             1,943                     28,751
Office/Service Center (1)                         0               285                      2,589
Transit Warehouse (1)                             0                 3                        286
Land w/ Infrastructure                            0             7,970                     29,843
Unimproved Land & Misc Assets                     0            10,326                      5,496
ORANGE COUNTY
-------------
Land w/ Infrastructure                            0                 -                      7,626
GULF COUNTY
-----------
Unimproved Land                                   0               358          -             176
BAY COUNTY
----------
Land w/ Infrastructure                            0                 1          -              45
Office Buildings (2)                              0                 2          -           2,052
Unimproved Land                                   0               516          -           1,105
LEON COUNTY
-----------
Land w/ Infrastructure                            0               603          -              30
WALTON COUNTY
-------------
Land w/ Infrastructure                            0                71          -              41
OTHER COUNTIES
--------------
Unimproved Land                                   0               104          -           2,576
                                           =========================================================
                               TOTALS         $   -           $65,702    $ 6,205        $270,680

                                           =========================================================


BROWARD COUNTY
--------------
Rail Warehouse (1)                                405         1,388           1,793           621         1986         3 to 40 Years
Land w/ Infrastructure                          1,121                         1,121                    Various
Unimproved Land                                 1,261                         1,261                    Various
MANATEE COUNTY
--------------
Unimproved Land                                   101                           101                    Various
DADE COUNTY
-----------
Cross Dock (1)                                    137         1,018           1,155           262         1987         3 to 40 Years
Double Front Load Warehouse (1)                 1,985         5,058           7,043           977         1983         3 to 40 Years
Rail Warehouses (6)                             8,119        20,941          29,060         3,614         1988         3 to 40 Years
Office/Showroom/ Warehouses (5)                 5,765        13,712          19,477         3,465         1988         3 to 40 Years
Office/Warehouses (4)                           5,410        14,656          20,066         2,884         1990         3 to 40 Years
Front Load Warehouses (8)                       9,901        20,793          30,694         3,241         1991         3 to 40 Years
Office/Service Center (1)                         757         2,117           2,874           228         1994         3 to 40 Years
Transit Warehouse (1)                               3           286             289            54      Various         3 to 40 Years
Land w/ Infrastructure                         37,813                        37,813           455      Various         3 to 40 Years
Unimproved Land & Misc Assets                  15,766            56          15,822            56      Various         3 to 40 Years
ORANGE COUNTY
-------------
Land w/ Infrastructure                          7,626                         7,626                       1,995
GULF COUNTY
-----------
Unimproved Land                                   534             -             534            24
BAY COUNTY
Land w/ Infrastructure                              -            46              46             -
Office Buildings (2)                               61         1,993           2,054           333
Unimproved Land                                   525         1,096           1,621            13
LEON COUNTY
-----------
Land w/ Infrastructure                            586            48             633            15
WALTON COUNTY
-------------
Land w/ Infrastructure                             71            41             112             -
OTHER COUNTIES
--------------
Unimproved Land                                 2,680             -           2,679            41
                                           ===========================================================
                               TOTALS        $169,387      $173,200        $342,586        33,998
                                           ===========================================================

Notes:

(A) The aggregate cost of real estate owned at December 31, 1996, for federal income tax purposes is approximately $258,360,000.

(B) Reconciliation of real estate owned (in thousands of dollars):

                                                        1996             1995             1994
                                                        ----             ----             ----
Balance at the Beginning of Year                       274,526          249,180          222,498
Amounts Capitalized                                     68,705           26,499           28,350
Amounts Retired or Adjusted                               (645)          (1,153)          (1,668)
                                                      --------         --------         --------
Balance at the Close of Period                         342,586          274,526          249,180
                                                      ========         ========         ========

(C) Reconciliation of accumulated depreciation
     (in thousands of dollars):

Balance at Beginning of Year                            26,356           20,596           15,475
Depreciation Expense                                     7,710            5,760            5,145
Amounts Retired or Adjusted                                (68)            --                (24)
                                                      --------         --------         --------
Balance at the Close of Period                          33,998           26,356           20,596
                                                      ========         ========         ========