Form 10-Q
period 1997-03-31
ST JOE PAPER CO
filed 1997-05-15
CIK 745308

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

Commission file number       1-10466

                             St. Joe Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Florida                                            59-0432511
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida          32207
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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1997 there were 30,565,937 shares of common stock, no par value, outstanding.

                             ST.JOE CORPORATION
                                    INDEX

                                                          Page No.


PART I  Financial Information:



                Consolidated Balance Sheet -
                March 31, 1997 and December 31, 1996          3

                Consolidated Statements of Income and
                Retained Earnings - Three months
                ended March 31, 1997 and 1996                 4

                Consolidated Statements of Cash Flows -
                Three months ended March 31, 1997 and 1996    5

                Notes to Consolidated Financial Statements    6

                Management's Discussion and Analysis of
                Consolidated Financial Condition and
                Results of Operations                         9

PART II  Other Information                                   12

                             ST. JOE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                                                                           March 31,   December 31,
                                                                                              1997         1996
                                                                                          (Unaudited)
            ASSETS
Current Assets:
   Cash & cash equivalents                                                                 $  129,085 $   449,013
   Short-term investments                                                                      66,227      88,011
   Accounts receivable                                                                         53,496      57,517
   Inventory                                                                                   23,728      18,677
   Other assets                                                                                20,972      17,455
                                                                                           ----------------------
      Total current assets                                                                    293,508     630,673

Investment & Other Assets:
   Marketable securities                                                                      332,378     282,827
   Other assets                                                                                61,313      58,571
                                                                                           ----------------------
      Total investment and other assets                                                       393,691     341,398

Property, plant & equipment                                                                 1,167,064   1,156,642
   Accumulated depreciation                                                                  (325,953)   (322,475)
                                                                                           ----------------------
Net property, plant & equipment                                                               841,111     834,167
                                                                                           ----------------------

Total assets                                                                               $1,528,310  $1,806,238
                                                                                           ======================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                        $   28,567  $   28,480
   Accrued liabilities                                                                         20,506      21,615
   Income tax payable                                                                          13,623       6,864
                                                                                           ----------------------
      Total current liabilities                                                                62,696      56,959

Accrued casualty reserves and other liabilities                                                19,375      18,185
Deferred income taxes                                                                         260,512     254,873
Minority interest in consolidated subsidiaries                                                282,492     279,280

Stockholders' Equity:
   Common stock, no par value; 60,000,000 shares                                               13,054       8,714
      authorized; 30,565,937 and 30,498,650 issued
      and outstanding at March 31, 1997 and
      December 31, 1996, respectively
   Retained earnings                                                                          825,983   1,125,161
   Net unrealized gains on marketable securities
      available for sale                                                                       68,321      63,066
   Restricted stock deferred compensation                                                      (4,123)      -
                                                                                           ----------------------
      Total stockholders' equity                                                              903,235   1,196,941

                                                                                           ----------------------
Total liabilities and stockholders' equity                                                 $1,528,310  $1,806,238
                                                                                           ======================


               See notes to consolidated financial statements.

                             ST. JOE CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (Unaudited)
               (Dollars in thousands except per share amounts)

                                                                                                 Three months
                                                                                                ended March 31,
                                                                                                1997       1996

Net sales                                                                                  $   19,992  $  125,519
Operating revenues                                                                             68,387      45,443
                                                                                           ----------------------
      Total revenues                                                                           88,379     170,962

Cost of sales                                                                                  13,794      34,276
Operating expenses                                                                             54,634      34,652
Selling, general and administrative expenses                                                    9,696       8,636
                                                                                           ----------------------
      Operating profit                                                                         10,255      93,398

Other income (expense):
   Dividends                                                                                      798         706
   Interest income                                                                              9,601       4,060
   Interest expense                                                                               (91)        (67)
   Gain on sales and other dispositions of property                                                74       2,811
   Other, net                                                                                   1,484       1,397
                                                                                           ----------------------
      Total other income (expense)                                                             11,866       8,907
                                                                                           ----------------------
Income before income taxes and minority interest                                               22,121     102,305

Income tax expense                                                                             10,274      39,197
                                                                                           ----------------------
Income before minority interest                                                                11,847      63,108

Minority interest                                                                              (3,837)     (3,429)
                                                                                           ----------------------
Income from continuing operations                                                               8,010      59,679
                                                                                           ----------------------
Income from discontinued operations:
   Earnings from discontinued operations
      (net of income taxes of $4,975)                                                             -         8,889
                                                                                           ----------------------
Net income                                                                                      8,010      68,568

Retained earnings at beginning of period                                                    1,125,161     955,239
   Dividends                                                                                 (307,188)     (1,525)
                                                                                           ----------------------
Retained earnings at end of period                                                         $  825,983  $1,022,282
                                                                                           ======================
PER SHARE DATA:
Income from continuing operations                                                          $     0.26  $     1.96
Earnings from discontinued operations                                                             -          0.29
                                                                                           ----------------------
      Net income                                                                           $     0.26  $     2.25
                                                                                           ======================

               See notes to consolidated financial statements.

                             ST. JOE CORPORATION
                     CONSOLIDATED STATEMENT OF CASHFLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                                                                 Three months
                                                                                                ended March 31,
                                                                                                1997       1996

Cash flows from operating activities:
  Net income                                                                                $   8,010   $  68,568
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and depletion                                                                  7,364       6,826
    Minority interest in income                                                                 3,837       3,429
    Gain on sale of property                                                                       74      (2,811)
    Amortization of deferred compensation                                                         217       -
    Increase in deferred income taxes                                                           2,686      29,893
    Changes in operating assets and liabilities:
      Accounts receivable                                                                       4,021      (7,660)
      Inventories                                                                              (5,051)     (4,240)
      Other assets                                                                             (6,259)     12,096
      Accounts payable, accrued liabilities and casualty reserves                                 (43)       (564)
      Income taxes payable                                                                      6,759      16,058
      Discontinued operations-noncash charges
         and working capital changes                                                           -          22,543
                                                                                            ---------------------
Cash provided by operating activities                                                          21,615     144,138

Cash flows from investing activities:
   Purchases of property, plant and equipment                                                 (15,776)    (19,902)
   Investing activities of discontinued operations                                             -      (2,448)
   Purchases of investments:
     Available for sale                                                                        (6,765)   (106,682)
     Held to maturity                                                                         (74,513)      -
   Proceeds from dispositions of assets                                                         1,397       4,841
   Maturities and redemptions of investments:
     Available for sale                                                                         5,901      63,149
     Held to maturity                                                                          55,816      10,200
                                                                                            ---------------------
Cash used in investing activities                                                             (33,940)    (50,842)

Cash flows from financing activities:
  Dividends paid to stockholders                                                             (307,188)     (1,525)
  Dividends paid to minority interest                                                            (415)       (416)
                                                                                            ---------------------
Cash used in financing activities                                                            (307,603)     (1,941)

Net increase (decrease) in cash and cash equivalents                                         (319,928)     91,355
Cash and cash equivalents at beginning of period                                              449,013      16,802
                                                                                            ---------------------
Cash and cash equivalents at end of period                                                  $ 129,085   $ 108,157
                                                                                            =====================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                              $      91   $     476
      Income taxes                                                                          $   1,028   $   -


               See notes to consolidated financial statements.

                             ST. JOE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS )


1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year.


2. On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. SJCI also sold its interest in four cellular partnerships. These sales represent the Company's entire Communication segment. On May 30, 1996, the Company sold its linerboard mill and container plants. The Company retained its forestry operation.
     Net operating results of the Communications segment and for the linerboard mill and container plants for the three month periods ended March 31, 1997 and 1996 were shown as earnings from discontinued operations in the accompanying statement of income and retained earnings.


3. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has retained certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees.

     The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have previously been sold. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of six Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these six sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operation of the Company. As of March 31, 1997 and December 31, 1996, the aggregate environmental related accruals were $5.5 million, respectively. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

4. On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan ("the Incentive Plan"), subject to shareholder approval, whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of the Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 1.85 million shares. During the first quarter of 1997, awards were granted to certain officers of the Company totaling 1.3 million shares. The options were granted at the Company's current market price on the date of grant and range from $64.50 to $77.50. The options are exerciseable in equal installments on the first five anniversaries of the date of grant and expire generally 10 years after date of grant.

     Effective January 6, 1997, the Company also granted to Mr. Rummell, Chairman and CEO of the Company, 67,287 restricted shares of the Company's common stock. The restricted shares vest in equal installments on the first five anniversaries of the date of grant. The Company has recorded deferred compensation of $4.1 million for the unamortized portion of this grant as of March 31, 1997. Compensation expense related to this grant totaled approximately $.2 million for the first quarter.

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The disclosures are not required for interim reporting.

5. On January 10, 1997, the Company purchased for $5.5 million, a 38% limited partnership interest in Deerfield Park, LLC, a limited partnership established to acquire and develop 554 acres of land in Fulton County, Georgia. No equity was recorded in the first quarter of 1997.

6. The linerboard mill at Port St. Joe was shutdown in April, 1997 for an indefinite period of time due to soft market conditions in the paper industry. The Company continues to evaluate the impact of this shutdown on its sales related to the wood fiber supply agreement and its transportation revenues generated from shipments of wood to the mill. The financial impact to transportation (ANRR) and forestry segments operations would have a significant adverse impact on the segments' revenues, operating profit, net income and cash flow if the mill does not honor the annual tonnage requirement of the agreement. Forestry and transportation are considering the alternatives available to it to mitigate this potential loss.

7. On May 5, the Company announced that it has made a proposal to the Board of Directors of Florida East Coast Industries (FECI) under which the Company and FECI would merge and all shares of FECI stock owned by others than the Company would be exchanged for cash at $102 per share.

     There are approximately 9.1 million shares of FECI common stock outstanding, of which approximately 4.9 million, or 54%, are owned by St. Joe. On May 2, 1997, the closing price on the New York Stock Exchange of FECI common stock was $88 3/4 per share and of St. Joe was $73 1/4 per share.

     The proposed merger would be subject to all required regulatory approvals and approval by the shareholders of FECI, as well as other customary terms and conditions. The proposal is also subject to negotiation of a merger agreement containing terms and conditions mutually satisfactory to the parties.

     The Company is evaluating various financing alternatives. There can be no assurances when, if or on what terms the Company and FECI can reach agreement with respect to the Company's proposal.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  OVERVIEW


The Company reported net income of $8.0 million or $.26 per share for the first quarter of 1997 as compared to $68.5 million or $2.25 per share for the comparative quarter of 1996. Operating results for 1996 included income from discontinued operations totaling $8.9 million, net of tax. Included in 1997's net income are operating profits of $10.2 million as compared to $93.4 million in 1996, which was attributable primarily to a real estate condemnation sale for $84 million.

On May 5, the Company announced that it has made a proposal to the Board of Directors of Florida East Coast Industries (FECI) under which the Company and FECI would merge and all shares of FECI stock owned by others than the Company would be exchanged for cash at $102 per share. There are approximately 9.1 million shares of FECI common stock outstanding, of which approximately 4.9 million, or 54%, are owned by St. Joe. On May 2, 1997, the closing price on the New York Stock Exchange of FECI common stock was $88 3/4 per share and of St. Joe was $73 1/4 per share. The proposed merger would be subject to all required regulatory approvals and approval by the shareholders of FECI, as well as other customary terms and conditions. The proposal is also subject to negotiation of a merger agreement containing terms and conditions mutually satisfactory to the parties.

The Company's cash and equivalents was reduced $305 million during the first quarter of 1997 by the distribution of the previously announced special dividend of $10 per share for stockholders of record on March 21, 1997.

On February 25, 1997, the Board of Directors approved and Interim Severance Program. The program was available to all employees (including early and regular retirees) who elected to leave employment with the Company prior to May 2, 1997. Based on the number of employees electing to participate, the Company accrued severance totaling approximately $2.5 million at March 31, 1997.


                            RESULTS OF OPERATIONS

TRANSPORTATION

                        QUARTER ENDED MARCH 31, 1997
                               ($ IN MILLIONS)




                                              1997  1996  % Change
                                              ----  ----  --------
Operating Revenues                            48.4  45.4       6.6
Operating Expenses                            33.9  34.7      (2.3)
Selling, General and Administrative Expenses   4.5   5.2     (13.5)
Operating Profit                              10.0   5.6      78.6


FEC contributed $45.3 million of operating revenues and Apalachicola Northern Railroad Company (ANRR) contributed $3.1 million for the first quarter of 1997. FEC's operating revenues were up $2.9 million compared to 1996 due to an increase in the number of shipments. ANRR's operating revenues attributable to freight were lower than last year due to fewer shipments to the linerboard mill, offset by additional income from leasing of freight cars to others. Operating expenses were $.8 million lower than prior year, and selling, general and administrative expenses were $.7 million lower than prior year, primarily due to the discontinuance of a rail operation and a trucking operation in 1996.

REAL ESTATE

                        QUARTER ENDED MARCH 31, 1997
                               ($ IN MILLIONS)

                                              1997  1996   % Change
                                              ----  ----   --------
Net Sales                                     14.5  92.7     (84.0)
Cost of Sales                                 11.9   7.0      70.0
Selling, General and Administrative Expenses   1.6   0.9      78.0
Operating Profit                               1.0  84.8     (99.0)

Real estate net sales decreased $78.2 million in the first quarter of 1997 compared to 1996. A Southwood Properties (Southwood) condemnation sale for $84 million attributed to the majority of 1996's revenue. Current years revenues include sales of property by Gran Central Corporation (GCC) totaling $5.5 million with cost of sales totaling $6.1 million and Southwood sales totaling $.3 million with cost of sales totaling $ .01 million. Rental revenues totaled $8.7 million in 1997 compared to $7.7 million in 1996. This 13% increase was due to six new buildings placed into service this year, which added 735,000 square feet of office space. Operating expenses related to realty revenues were $5.6 million in 1997 for a 35.6% gross margin compared to $4.8 million for a 37.7% gross margin in 1996. The decrease in gross margin is attributable primarily to increased depreciation on new buildings placed in service since last year. Selling, general and administrative costs are up in 1997 due to non-recurring legal fees and additional salaries and benefits.

FORESTRY
                        QUARTER ENDED MARCH 31, 1997
                               ($ IN MILLIONS)



                                               1997   1996  % Change
                                              -----  -----  --------
Net Sales                                      13.8   14.1    (2.1)
Cost of Sales                                  13.8   14.2    (2.8)
Selling, General and Administrative Expenses    1.0    1.3   (23.1)
Operating Profit (Loss)                        (1.0)  (1.4)   28.6


Sales to the linerboard mill decreased consistently with requirements per the wood fiber supply agreement entered into in connection with the linerboard mill sale in 1996. Sales were lower by $1.2 million as a result of this decrease. Cost of sales were lower than previous year's, as more sales of Company grown timber with lower cut and haul costs occurred in 1997 versus 1996. General and administrative expenses were slightly lower than the prior year due to reductions in staffing which occurred subsequent to the sale of the linerboard mill and container plants in 1996.

SUGAR
                        QUARTER ENDED MARCH 31, 1997
                               ($ IN MILLIONS)



                                              1997  1996 % Change
                                              ----  ---- --------
Net Sales                                     11.7  18.7   (37.4)
Cost of Sales                                  8.9  13.1   (32.1)
Selling, General and Administrative Expenses   1.4   1.4    0.00
Operating Profit (Loss)                        1.4   4.2   (66.7)


The sugar segment experienced a 36% volume decrease in the first quarter of 1997 compared to 1996, as well as a $12.41 (2.8%) per ton decrease in sales price, resulting in a net decrease of $7 million in sales revenue. Cost of sales as a percentage of sales increased from 70.1% to 76.1% due primarily to cultivation expenses increasing approximately $19.30 per ton, compared to 1996, offset partially by lower harvesting and indirect costs. Selling, general and administrative expense levels were consistent with 1996. Included in selling, general and administrative expense is the Everglades Agricultural Privileges Tax of $310,000 and $329,000 for the first quarter of 1997 and 1996 respectively.

OTHER INCOME increased $3.0 million in the first quarter of 1997 compared to 1996. Interest income increased by $5.6 million reflecting increased investment. In 1996 gain on sales and other dispositions of property was primarily due to the installment sale of fiber optic conduits by FEC.

OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, not allocated to segments, for the first quarter of 1997 total $4.0 million compared to $.3 million in 1996; as previously discussed, as a result of costs associated with the Interim Severance Program, new management increasing staffing and related new hire costs. The Company's effective tax rate was 46.4% in 1997 compared to 38.3% in 1996 primarily as a result of the 50% exise tax totaling $1.4 million on the change in prepaid pension cost.


FINANCIAL POSITION

As a result of the distribution of the special dividend of $10 per share paid during the first quarter, cash decreased approximately $305 million. The Company's current ratio is strong at 4.6 at March 31, 1997 after the distribution.

Stockholders' equity at March 31, 1997 was $29.55 per share, a decrease of $9.70 from December 31, 1996, due to total dividends paid of $307 million, including the special dividend and regular dividend in the first quarter.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          3a. Articles of merger merging St. Joe Container Company into St. Joe Forest Products Company

          3b. Articles of merger merging St. Joe Forest Products Company into St. Joe Industries, Inc.

          3c. Articles of merger merging St. Joe Industries, Inc. into St. Joe Corporation

          27   Financial Data Schedule (for SEC use only).

      (b)  Reports on Form 8-K

           A Report on Form 8-K Item 5. "Other Events" was filed on May 9,
           1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                St. Joe Corporation


Date:        May 14, 1997                  /s/ Peter S. Rummell
     ----------------------------          ------------------------------
                                           Peter S. Rummell
                                           Chief Executive Officer

Date:        May 14, 1997                  /s/ J. M. Jones, Jr.
     ----------------------------          ------------------------------
                                                  J. M. Jones, Jr.
                                              Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)