Form 10-Q
period 1997-06-30
ST JOE PAPER CO
filed 1997-08-13
CIK 745308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

Commission file number       1-10466

                               St. Joe Corporation
                               -------------------
             (Exact name of registrant as specified in its charter)

         Florida                                                 59-0432511
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida                  32207
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

As of June 30, 1997 there were 30,565,937 shares of common stock, no par value, outstanding.

                               ST. JOE CORPORATION
                                      INDEX


                                                                      Page No.
PART I Financial Information:

           Consolidated Balance Sheet -
           June 30, 1997 and December 31, 1996                           3

           Consolidated Statements of Income and
           Retained Earnings - Three months and six months
           ended June 30, 1997 and 1996                                  4

           Consolidated Statements of Cash Flows -
           Six months ended June 30, 1997 and 1996                       5

           Notes to Consolidated Financial Statements                    6

           Management's Discussion and Analysis of
           Consolidated Financial Condition and
           Results of Operations                                         9

PART II  Other Information

            Exhibits and Reports on Form 8-K                            13

                               ST. JOE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                        June 30,      December 31,
                                                          1997           1996

                                                              (Unaudited)

                          ASSETS

Current Assets:

   Cash & cash equivalents                           $   172,111    $   449,013
   Short-term investments                                 28,437         88,011
   Accounts receivable                                    44,548         57,517
   Inventory                                              13,101         18,677
   Other assets                                           26,257         17,455
                                                     -----------    -----------
      Total current assets                               284,453        630,673

Investment & Other Assets:

   Marketable securities                                 357,570        282,827
   Other assets                                           61,292         58,571
                                                     -----------    -----------
      Total investment and other assets                  418,862        341,398

Property, plant & equipment                            1,168,329      1,156,642
   Accumulated depreciation                             (322,280)      (322,475)
                                                     -----------    -----------
Net property, plant & equipment                          846,049        834,167

                                                     ===========    ===========
Total assets                                         $ 1,549,364    $ 1,806,238
                                                     ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $    24,324    $    28,480
   Accrued liabilities                                    21,794         21,615
   Income tax payable                                      1,375          6,864
                                                     -----------    -----------
      Total current liabilities                           47,492         56,959

Accrued casualty reserves and other liabilities           19,575         18,185
Deferred income taxes                                    271,514        254,873
Minority interest in consolidated subsidiaries           286,782        279,280

Stockholders' Equity:
   Common stock, no par value; 60,000,000 shares          13,054          8,714
      authorized; 30,565,937 and 30,498,650 issued
      and outstanding at June 30, 1997 and
      December 31, 1996, respectively
   Retained earnings                                     835,669      1,125,161
   Net unrealized gains on marketable securities
      available for sale                                  79,184         63,066
   Restricted stock deferred compensation                 (3,906)          --
                                                     -----------    -----------
      Total stockholders' equity                         924,001      1,196,941

                                                     -----------    -----------
Total liabilities and stockholders' equity           $ 1,549,364    $ 1,806,238
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                               ST. JOE CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                              Three months                  Six months
                                                             ended June 30,               ended June 30,

                                                         1997            1996           1997            1996

Net sales                                             $  48,526    $    33,195    $    68,518    $   158,714
Operating revenues                                       45,575         46,995        113,962         92,438
                                                      ------------------------------------------------------
      Total revenues                                     94,102         80,190        182,481        251,152

Cost of sales                                            44,114         16,394         57,908         50,670
Operating expenses                                       23,914         35,213         78,548         69,865
Selling, general and
  administrative expenses                                10,200          5,830         19,896         14,766
                                                      ------------------------------------------------------
      Operating profit                                   15,874         22,753         26,129        115,851

Other income (expense):
   Dividends                                                858          1,009          1,656          1,715
   Interest income                                        5,636          6,493         15,237         10,553
   Interest expense                                        (150)          (257)          (241)          (324)
   Gain on sales and other dispositions of property       3,024            125          3,098          2,936
   Other, net                                             1,308          1,508          2,792          3,205
                                                      ------------------------------------------------------
      Total other income (expense)                       10,676          8,878         22,542         18,085
                                                      ------------------------------------------------------
Income before income taxes and minority interest         26,550         31,631         48,671        133,936

Income tax expense                                       11,275         22,875         21,549         62,072
                                                      ------------------------------------------------------
Income before minority interest                          15,274          8,756         27,121         71,864

Minority interest                                        (4,060)        (2,966)        (7,897)        (6,395)
                                                      ------------------------------------------------------
Income from continuing operations                        11,214          5,790         19,224         65,469
                                                      ------------------------------------------------------

Income from discontinued operations:
   Earnings (loss) from discontinued operations
      (net of income taxes of ($4,448) and $527)           --           (8,143)          --              746
   Gain on sale of discontinued operations, net of
      income taxes of $61,638, respectively                --           90,370                        90,370
                                                           --
                                                      ------------------------------------------------------
Net income                                               11,214         88,017         19,224        156,585

Retained earnings at beginning of period                825,983      1,022,282      1,125,161        955,239
   Dividends                                             (1,528)        (1,525)      (308,716)        (3,050)
                                                      ------------------------------------------------------
Retained earnings at end of period                    $ 835,669    $ 1,108,774    $   835,669    $ 1,108,774
                                                      ======================================================

PER SHARE DATA:
Income from continuing operations                     $    0.37    $      0.19    $      0.63    $      2.15
Earnings from discontinued operations                        --           2.70             --           2.98
                                                      ------------------------------------------------------
      Net income                                      $    0.37    $      2.89    $      0.63    $      5.13
                                                      ======================================================

                 See notes to consolidated financial statements.

                               ST. JOE CORPORATION
                       CONSOLIDATED STATEMENT OF CASHFLOWS

                                   (Unaudited)
                             (Dollars in thousands)


                                                                            Six months
                                                                           ended June 30,

                                                                        1997         1996

Cash flows from operating activities:
  Net income                                                        $  19,224    $ 156,585
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and depletion                                         14,837       13,652
    Minority interest in income                                         7,897        6,395
    Gains on sales of property                                         (3,098)      (2,936)
    Gain on sale of discontinued operations                              --        (90,370)
    Amortization of deferred compensation                                 434         --
    Increase in deferred income taxes                                   6,009        6,779
    Changes in operating assets and liabilities:
      Accounts receivable                                              12,969       (1,492)
      Inventories                                                       5,576       (5,454)
      Other assets                                                    (11,523)     (23,168)
      Accounts payable, accrued liabilities and casualty reserves      (2,153)      43,386
      Income taxes payable                                             (5,489)      29,335
      Discontinued operations-noncash charges
         and working capital changes                                     --         12,165
                                                                    ---------    ---------
Cash provided by operating activities                                  44,684      144,877

Cash flows from investing activities:
   Purchases of property, plant and equipment                         (32,836)     (31,116)
   Investing activities of discontinued operations                       --           --
   Purchases of investments:
     Available for sale                                               (12,877)     (14,515)
     Held to maturity                                                 (98,337)    (118,171)
   Proceeds from dispositions of assets                                 9,215        4,806
   Proceeds from sale of discontinued operations                         --        479,937
   Maturities and redemptions of investments:
     Available for sale                                                10,958        8,420
     Held to maturity                                                 111,836       70,421
                                                                    ---------    ---------
Cash used in investing activities                                     (12,041)     399,782

Cash flows from financing activities:
  Dividends paid to stockholders                                     (308,716)      (3,050)
  Dividends paid to minority interest                                    (830)        (830)
                                                                    ---------    ---------
Cash used in financing activities                                    (309,546)      (3,880)

Net increase (decrease) in cash and cash equivalents                 (276,902)     540,779
Cash and cash equivalents at beginning of period                      449,013       16,802
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $ 172,111    $ 557,581
                                                                    =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                                      $     241    $     733
      Income taxes                                                  $  10,028    $  23,136

                See notes to consolidated financial statements.

                               ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year.

2. On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. SJCI also sold its interest in four cellular partnerships. These sales represent the Company's entire Communication segment. On May 30, 1996, the Company sold its linerboard mill and container plants. The Company retained its forestry operation. Net operating results of the Communications segment and for the linerboard mill and container plants for the three month and six month periods ended June 30, 1997 and 1996 were shown as earnings from discontinued operations in the accompanying statement of income and retained earnings.

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

     The Company has been notified that certain contracts for the purchase of natural gas in Port St. Joe, Florida, are not being fully honored by the new linerboard mill owners. As a result, the natural gas supplier, St. Joe Natural Gas Company, is attempting to seek remedies from the Company. The contracts were assigned by the Company to the purchaser of the mill at the time of the sale. The Company believes all rights and responsibilities under these contracts were fully assumed by the new mill owners. The Company will continue to vigorously assert this position.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operation of the Company. As of June 30, 1997 the aggregate environmental related accruals were $5.0 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

4. On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan ("the Incentive Plan"), subject to shareholder approval, whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of the Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 1.85 million shares. As of June 30, 1997, awards were granted to certain officers of the Company totaling 1.5 million shares. The options were granted at the Company's current market price on the date of grant and range from $57.43 to $69.00 after adjustment for the effects of the special dividend. The options are exerciseable in equal installments on the first five anniversaries of the date of grant and expire generally 10 years after date of grant.

     Effective January 6, 1997, the Company also granted to Mr. Rummell, Chairman and CEO of the Company, 67,287 restricted shares of the Company's common stock. The restricted shares vest in equal installments on the first five anniversaries of the date of grant. The Company has recorded deferred compensation of $3.9 million for the unamortized portion of this grant as of June 30, 1997. Compensation expense related to this grant totaled approximately $.4 million in 1997.

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

5. On January 10, 1997, the Company purchased for $5.5 million, a 38% limited partnership interest in Deerfield Park, LLC, a limited partnership established to acquire and develop 554 acres of land in Fulton County, Georgia. No equity or loss has been incurred in 1997.

6. The linerboard mill at Port St. Joe was shutdown in April, 1997 due to soft market conditions in the paper industry. The Company continues to evaluate the impact of this shutdown on its sales related to the wood fiber supply agreement and its transportation revenues generated from shipments of wood to the mill. The financial impact to transportation
     (ANRR) and forestry segments operations would have a significant adverse impact on the segments' revenues, operating profit, net income and cash flow if the mill does not honor the annual tonnage requirement of the agreement. Forestry and transportation are considering the alternatives available to it to mitigate this potential loss.

7. On May 5, the Company announced that it has made a proposal to the Board of Directors of Florida East Coast Industries (FECI) under which the Company and FECI would merge and all shares of FECI stock owned by others than the Company would be exchanged for cash at $102 per share.

     There are approximately 9.1 million shares of FECI common stock outstanding, of which approximately 4.9 million, or 54%, are owned by St. Joe. On May 2, 1997, the closing price on the New York Stock Exchange of FECI common stock was $88ae per share and of St. Joe was $73(0) per share.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The Company reported net income of $11.2 million or $.37 per share for the second quarter of 1997 as compared to $88.0 million or $2.89 per share for the comparative quarter of 1996. Operating results for the second quarter of 1996 included income from discontinued operations totaling $82.2 million, net of tax. Included in 1997's second quarter net income are operating profits of $15.9 million as compared to $22.8 million in the second quarter of 1996, of which $13.7 million related to a land sale to the State of Florida.

Net income for the six months ended June 30, 1997 was $19.2 million or $.63 per share as compared to $156.6 million or $5.13 per share in 1996. Results for 1996 included income from discontinued operations of $91.1 million, net of tax and operating profit from land sales to the State of Florida totaling $97.6 million.

On May 5, the Company announced that it has made a proposal to the Board of Directors of Florida East Coast Industries (FECI) under which the Company and FECI would merge and all shares of FECI stock owned by others than the Company would be exchanged for cash at $102 per share. There are approximately 9.1 million shares of FECI common stock outstanding, of which approximately 4.9 million, or 54%, are owned by St. Joe. On May 2, 1997, the closing price on the New York Stock Exchange of FECI common stock was $88ae per share and of St. Joe was $73(0) per share. The proposed merger would be subject to all required regulatory approvals and approval by the shareholders of FECI, as well as other customary terms and conditions. The proposal is also subject to negotiation of a merger agreement containing terms and conditions mutually satisfactory to the parties.

The Company's cash and equivalents was reduced $305 million during 1997 by the distribution of the previously announced special dividend of $10 per share for stockholders of record on March 21, 1997.

On February 25, 1997, the Board of Directors approved an Interim Severance Program. The program was available to all employees (including early and regular retirees) who elected to leave employment with the Company prior to May 2, 1997. Based on the number of employees electing to participate, the Company incurred severance costs of approximately $2.5 million during 1997.

                             RESULTS OF OPERATIONS


TRANSPORTATION

                                          THREE MONTHS ENDED                          SIX MONTHS ENDED
                                               JUNE 30,                                   JUNE 30,
                                            ($IN MILLIONS)                             ($IN MILLIONS)

                                      1997         1996         % CHANGE        1997         1996          % CHANGE
                                      ----         ----         --------        ----         ----          --------
Operating Revenues                   $48.2        $47.0              2.6       $96.6        $92.4               4.5
Operating Expenses                    33.2         35.2             -5.7        67.1         69.9              -4.0
Selling, General and
  Administrative                       7.5          4.6             63.0        11.9          9.8              21.4
  Operating Profit                     7.6          7.2              5.6        17.5         12.7              37.8

THREE MONTHS ENDED JUNE 30
FEC contributed $46.2 million of operating revenues and Apalachicola Northern Railroad Company (ANRR) contributed $2.0 million for the second quarter of 1997. FEC's operating revenues were up $2.5 million compared to the second quarter of 1996 due to an increase in intermodal traffic, increase in transportation of rock shipments and various rate increases instituted during the quarter. ANRR's operating revenues were lower than last year due to fewer freight shipments to the linerboard mill. Operating expenses were $2 million lower than prior year, due to a non-recurring charge related to a 1996 legal judgment of $1.6 million and a reduction at ANRR of costs due to layoffs as a result of the mill shutdown. Selling, general and administrative expenses increased $2.9 million in the second quarter of 1997 compared to the second quarter of 1996 as a result of approximately $2.9 million of costs incurred prior to the May 5, 1997 announcement concerning the proposed merger of FECI and the Company.

SIX MONTHS ENDED JUNE 30
Total FEC transportation operating revenues year to date were $91.5 million as compared to $86.1 million is 1996. ANRR's operating revenues were $5.1 million in 1997 as compared to $6.3 million in 1996. Operating expenses for this segment as a percentage of revenues were improved over last year as a result of the FEC nonrecurring charge in 1996 as well as overall improvements in operating expenses. Operating profit for the transportation segment overall has increased from 13.7% to 18.1% as a result.


REAL ESTATE

                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                  JUNE 30,                                   JUNE 30,
                                               ($ IN MILLIONS)                           ($ IN MILLIONS)

                                          1997          1996       % CHANGE          1997         1996       % CHANGE
                                          ----          ----       --------          ----         ----       --------
Net Sales                                $28.2         $21.6           30.6         $42.8       $114.3          -62.6
Cost of Sales                             21.7           5.5          294.5          33.7         12.5          169.6
Selling, General and
  Administrative Expenses                  1.3            .9          -44.4           2.8          1.8           55.6
Operating Profit                           5.2          15.2          -65.8           6.3        100.0          -93.7



THREE MONTHS ENDED JUNE 30
Real estate net sales increased $6.6 million in the second quarter of 1997 compared to the second quarter of 1996. Current year's revenues include sales of buildings and property located primarily in North Florida by Gran Central Corporation (GCC) totaling $15.7 million with cost of sales totaling $14.8 million and Southwood Properties (Southwood) lot sales in its Camp Creek and Woods III developments located in west Florida totaling $3.0 million with cost of sales totaling $1.0 million. A Southwood condemnation sale for $13.8 million attributed to the majority of 1996's revenue. Rental revenues totaled $8.9 million in the second quarter of 1997 compared to $7.8 million in the second quarter of 1996. This 14% increase is attributable to a comparable increase in square footage occupied. Operating expenses related to realty revenues were $5.9 million in 1997 for a 33.7% gross margin compared to $5.2 million for a 33.3% gross margin in 1996. Selling, general and administrative costs are up in 1997 due primarily to additional salaries and related benefits.

SIX MONTHS ENDED JUNE 30
Year to date 1997 real estate net sales were $71.5 million lower than 1996 as a result of two condemnation sales totaling $97.8 during the first six months of 1996. Costs associated with these two sales were $ .1 million. Real property sales totaled $25.2 million in 1997 with costs of sales of $22.1 million. Rental revenues totaled $17.6 million in 1997 compared to $15.5 million in 1996. Operating expenses on realty revenue were $11.5 million for a 34.7% gross margin compared to $10.0 million in 1996 for a gross margin of 34.6%. Year to date selling, general and administrative expenses are up in 1997 due to non-recurring legal fees incurred in the first quarter of 1997 and additional salaries and benefits previously discussed.


FORESTRY

                                              THREE MONTHS ENDED                         SIX MONTHS ENDED

                                                   JUNE 30,                                  JUNE 30,
                                               ($ IN MILLIONS)                            ($ IN MILLIONS)

                                          1997          1996        % CHANGE         1997          1996      & CHANGE
                                          ----          ----        --------         ----          ----      --------
Net Sales                                 $4.0         $11.6           -65.5         17.8          25.7         -30.7
Cost of Sales                              2.7          10.9           -75.2         16.4          25.1         -34.7
Selling, General and
Administrative Expenses                     .2           -.7           -71.4          1.3            .6         116.7
Operating Profit (Loss)                    1.1           1.4           -21.4           .1             -

THREE MONTHS ENDED JUNE 30
As a result of the linerboard mill shutdown, sales to the mill decreased from $6.5 million in the second quarter of 1996 to .7 million in 1997. This reduction in sales was offset by sales to other vendors at a higher margin. Cost of sales were lower than previous year's, as more sales of Company grown timber with lower cut and haul costs occurred in 1997 versus 1996.

SIX MONTHS ENDED JUNE 30

Total net sales in 1997 were lower by $7.9 million compared to the first six months of 1996, all of which is attributable to the linerboard mill shutdown. Cost of sales continue to improve as the Company sells more of its grown timber with lower cut and haul costs than procured wood. Selling, general and administrative costs are .7 million higher this year than last year primarily due to severance payments and related benefits paid to terminated employees.


SUGAR

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                                JUNE 30,

                                                     ($ IN MILLIONS)                         ($ IN MILLIONS)


                                           1997          1996       % CHANGE         1997          1996       % CHANGE
                                           ----          ----       --------         ----          ----       --------
Net Sales                                 $13.7             -              -        $25.4         $18.7           35.8
Cost of Sales                              10.5             -              -         19.3          13.1           47.3
Selling, General and
  Administrative Expenses                   1.1            .8           37.5          2.5           2.5              -
Operating Profit (Loss)                     2.2           -.8         -375.0          3.6           3.1           16.1

THREE MONTHS ENDED JUNE 30
There were no sugar shipments in the second quarter of 1996 per agreement with this segment's customer.

SIX MONTHS ENDED JUNE 30
Year to date sugar sales experienced a 39.5% volume increase (16.8 million tons) compared to the first six months of 1996; however, sales price per ton was $11.53 lower than last year, resulting in an overall increase of $6.7 million in net sales. Cost of sales as a percentage of sales increased from 70.1% to 76.0% due to the lower selling price, higher direct costs including cultivation expenses, as well as higher indirect costs compared to 1996. Selling, general and administrative expense levels were consistent with 1996. Included in selling, general and administrative expense is the Everglades Agricultural Privileges Tax of $531,000 and $652,000 for the first quarter of 1997 and 1996 respectively.

OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, not allocated to segments, for the second quarter of 1997 total $.2 million compared to $.3 million in 1996. These costs for 1997 are net of income of $2.8 million recorded for the change in prepaid pension cost . The gross amount of $3.0 million in selling, general and administrative costs primarily relate to new management increasing staffing and related new hire costs. Additionally, the Company charged to earnings $.5 million of costs related to previous efforts to acquire 100% of GCC's assets. It is anticipated that general and administrative expenses will continue at this level for the remainder of this year. Year to date selling, general and administrative expenses for 1997 totaled $ 1.4 million, which is net of total income of $5.6 million related to the change in prepaid pension costs.

OTHER INCOME consisting of gain on sales and other dispositions of property increased $2.9 million in the second quarter of 1997 compared to 1996 due to dispositions of excess equipment no longer used in operations. Interest income decreased by .8 million reflecting the decrease in investments attributable to payout of the special dividend .

The Company's year to date effective tax rate was 44.3% in 1997 compared to 46.3% in 1996 as a result of the 50% excise tax on prepaid pension cost totaling $2.6 million in 1997 and $11.0 million in 1996.

FINANCIAL POSITION

As a result of the distribution of the special dividend of $10 per share paid during the first quarter, cash decreased approximately $305 million. The Company's current ratio still remains strong at 6.0 at June 30, 1997.

Stockholders' equity at June 30, 1997 was $30.22 per share, a decrease of $9.03 from December 31, 1996, due to total dividends paid of $308.7 million, including the special dividend and the regular $.05 dividend in the first and second quarter.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  A Report on Form 8-K Item 5. "Other Events" was filed on May 9, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             St. Joe Corporation

Date:  August 13, 1997                          /s/ Peter S. Rummell
     -------------------                     ----------------------------------
                                                    Peter S. Rummell
                                                 Chief Executive Officer

Date:  August 13, 1997                          /s/ Charles A. Ledsinger
     --------------------                    ----------------------------------
                                                   Charles A. Ledsinger
                                                  Chief Financial Officer
                                               (Principal Financial Officer)
                                               (Principal Accounting Officer)

                                 Exhibit Index

27       Financial Data Schedule (for SEC use only).