Form 10-Q
period 1997-09-30
ST JOE PAPER CO
filed 1997-11-14
CIK 745308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1997

Commission file number   1-10466

St. Joe Corporation
-------------------
(Exact name of registrant as specified in its charter)

Florida                                                      59-0432511
(State or other jurisdiction of                              (IRS Employer
Incorporation or organization)                               Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida      32207
(Address of principal executive offices)                     (Zip code)

                                 (904) 396-6600
               (Registrant' telephone number, including area code)

                                      None
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (Or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     NO
                                      ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1997 there were 30,565,937 shares of common stock, no par value, outstanding

                               ST JOE CORPORATION
                                      INDEX

                                                                   Page No.
PART I Financial Information

         Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996                      3

         Consolidated Statements of Income and
         Retained Earnings - Three months and
         Nine months ended September 30, 1997 and 1996                 4

         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1997 and 1996                 5

         Notes to Consolidated Financial Statements                    6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                         9


PART II Other Information


         Exhibits and Reports on Form 8-K                             16

                               ST. JOE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            September 30        December 31,
                                                                1997                1996
                                                            (Unaudited)
                    ASSETS
Current Assets:
   Cash & cash equivalents                                 $   200,986         $   449,013
   Short-term investments                                       38,200              88,011
   Accounts receivable                                          39,343              57,517
   Inventory                                                    12,692              18,677
   Other assets                                                 35,665              17,455
                                                           -----------         -----------
      Total current assets                                     326,886             630,673

Investment & Other Assets:
   Marketable securities                                       337,526             282,827
   Other assets                                                 67,231              58,571
                                                           -----------         -----------
      Total investment and other assets                        404,757             341,398

Property, plant & equipment                                  1,180,263           1,156,642
   Accumulated depreciation                                   (327,046)           (322,475)
                                                           -----------         -----------
      Net property, plant & equipment                          853,217             834,167

                                                           -----------         -----------
Total assets                                               $ 1,584,860         $ 1,806,238
                                                           ===========         ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                        $    26,903         $    28,480
   Accrued liabilities                                          25,920              21,615
   Income tax payable                                            3,876               6,864
                                                           -----------         -----------
      Total current liabilities                                 56,699              56,959

Accrued casualty reserves and other liabilities                 19,951              18,185
Deferred income taxes                                          279,690             254,873
Minority interest in consolidated subsidiaries                 293,915             279,280

Stockholders' Equity:
   Common stock, no par value; 60,000,000 shares
      authorized; 30,565,937 and 30,498,650 issued
      and outstanding at September 30, 1997 and
      December 31, 1996                                         13,054               8,714
   Retained earnings                                           843,198           1,125,161
   Net unrealized gains on marketable securities
      available for sale                                        82,043              63,066
   Restricted stock deferred compensation                       (3,689)                 --
                                                           -----------         -----------
      Total stockholders' equity                               934,606           1,196,941

                                                           -----------         -----------
Total liabilities and stockholders' equity                 $ 1,584,860         $ 1,806,238
                                                           ===========         ===========

                 See notes to consolidated financial statements.

                               ST. JOE CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                        Three months                  Nine months
                                                                    ended September 30,            ended September 30,
                                                                     1997            1996           1997           1996

Net sales                                                       $  11,047      $    30,187    $    79,566    $   173,401
Operating revenues                                                 58,366           54,369        172,328        162,307
                                                                --------------------------------------------------------
      Total revenues                                               69,413           84,556        251,894        335,708

Cost of sales                                                       5,374           24,895         63,282         64,765
Operating expenses                                                 39,945           40,559        118,493        120,524
Selling, general and
  administrative expenses                                           8,207            9,507         28,103         24,373
                                                                --------------------------------------------------------
      Operating profit                                             15,887            9,595         42,016        126,046

Other income (expense):
   Dividends                                                          926              481          2,583          2,196
   Interest income                                                  6,719           10,334         21,955         20,887
   Interest expense                                                   (89)            (102)          (331)          (426)
   Gain on sales and other dispositions of property                   206            2,809          3,305          5,745
   Other, net                                                       2,346              998          5,138          3,603
                                                                --------------------------------------------------------
      Total other income (expense)                                 10,108           14,520         32,650         32,005
                                                                --------------------------------------------------------
Income before income taxes and minority interest                   25,995           24,115         74,666        158,051

Income tax expense                                                 11,432            9,139         32,981         71,211
                                                                --------------------------------------------------------
Income before minority interest                                    14,563           14,976         41,685         86,840

Minority interest                                                   5,507            3,527         13,404          9,922
                                                                --------------------------------------------------------
Income from continuing operations                                   9,056           11,449         28,281         76,918
                                                                --------------------------------------------------------
Income from discontinued operations:
   Earnings (loss) from discontinued operations
      (net of income taxes of $527)                                    --               --             --            746
   Gain on sale of discontinued operations, net of
      income taxes of $61,638                                          --               --             --         90,370

                                                                --------------------------------------------------------
Net income                                                          9,056           11,449         28,281        168,034

Retained earnings at beginning of period                          835,669        1,108,774      1,125,161        955,239
   Dividends                                                       (1,528)          (1,525)      (310,244)        (4,575)
                                                                --------------------------------------------------------
Retained earnings at end of period                              $ 843,198      $ 1,118,698    $   843,198    $ 1,118,698
                                                                ========================================================

PER SHARE DATA:
Income from continuing operations                               $    0.30      $      0.38    $      0.93    $      2.53
Earnings from discontinued operations                                  --               --             --           2.98
                                                                --------------------------------------------------------
      Net income                                                $    0.30      $      0.38    $      0.93    $      5.51
                                                                ========================================================



                See notes to consolidated financial statements.

                               ST. JOE CORPORATION
                       CONSOLIDATED STATEMENT OF CASHFLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  Nine months
                                                                              ended September 30,
                                                                             1997              1996
Cash flows from operating activities:
  Net income                                                              $  28,281         $ 168,034
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation, depletion and amortization                                 23,635            21,232
    Minority interest in income                                              13,404             9,922
    Gain on sale of property                                                 (3,682)           (5,745)
    Gain on sale of discontinued operations                                      --           (90,370)
    Deferred income taxes                                                    12,327            60,687
    Changes in operating assets and liabilities:
      Accounts receivable                                                    18,174              (377)
      Inventory                                                               5,985             3,459
      Other assets                                                          (26,870)          (14,151)
      Accounts payable, accrued liabilities and casualty reserves             6,971            27,121
      Income taxes payable                                                   (2,988)           25,537
      Discontinued operations-noncash charges
         and working capital changes                                             --           (68,531)
                                                                          ---------         ---------
Cash provided by operating activities                                        75,237           136,818

Cash flows from investing activities:
   Purchases of property, plant and equipment                               (53,256)          (41,135)
   Investing activities of discontinued operations                               --            (4,327)
   Purchases of investments:
     Available for sale                                                     (49,615)          (18,698)
     Held to maturity                                                      (100,336)         (216,570)
   Proceeds from dispositions of assets                                      14,904             4,806
   Proceeds from sale of discontinued operations                                 --           454,949
   Maturities and redemptions of investments:
     Available for sale                                                      62,434            12,218
     Held to maturity                                                       114,096           153,194
                                                                          ---------         ---------
Cash provided by/(used in) investing activities                             (11,773)          344,437

Cash flows from financing activities:
  Financing activities of discontinued operations                                                (245)
  Dividends paid to stockholders                                           (310,244)           (4,575)
  Dividends paid to minority interest                                        (1,247)           (1,245)
                                                                          ---------         ---------
Cash used in financing activities                                          (311,491)           (6,065)

Net increase (decrease) in cash and cash equivalents                       (248,027)          475,190
Cash and cash equivalents at beginning of period                            449,013            16,802
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $ 200,986         $ 491,992
                                                                          =========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                            $     331         $     835
      Income taxes                                                        $  25,776         $  93,172


                 See notes to consolidated financial statements.

                               ST JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company' latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year.

2. On April 11, 1996, St Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. SJCI also sold its interest in four cellular partnerships. These sales represent the Company' entire communications segment. On May 30, 1996, the Company sold its linerboard mill and container plants. The Company retained its forestry operation. Net operating results of the communications segment and for the linerboard mill and container plants for the three month and nine month periods ended September 30, 1997 and 1996 are shown as earnings from discontinued operations in the accompanying statement of income and retained earnings.

3. On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan ("the Incentive Plan"), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 1.85 million shares. As of September 30, 1997 awards were granted to certain officers of the Company totaling 1.8 million shares. The options were granted at the Company's current market price on the date of grant and range from $57.43 to $94.13 after adjustment for the effects of the special dividend. The options are exercisable in equal installments on the first five anniversaries of the date of grant and expire generally 10 years after date of grant.

         Effective January 6, 1997, the Company also granted Mr. Rummell, Chairman and CEO of the Company, 67,287 restricted shares of the Company's common stock. The restricted shares vest in equal installments on the first five anniversaries of the date of grant. The Company has recorded deferred compensation of $3.7 million for the unamortized portion of this grant as of September 30, 1997. Compensation expense related to this grant totaled approximately $.6 million in 1997.

         Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. Under APB No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has selected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The disclosures are not required for interim reporting.

4. On January 10, 1997, the Company purchased for $5.5 million, a 38% limited partnership interest in Deerfield Park, LLC a limited partnership established to acquire and develop 554 acres of land in Fulton County, Georgia. Costs incurred to date have been capitalized.

5. In September 1997, the linerboard mill at Port St. Joe, Florida, which had been shutdown since April 1997, reopened. On August 25, 1997 the Company renegotiated certain terms of its wood fiber supply agreement with Florida Coast Paper Company. Under the new agreement, the Company will supply 615,400 tons of pulpwood and wood chips between August 25, 1997 and May 30, 1998; thereafter the Company will supply 700,000 tons per year through December, 2011 with two five year renewal periods. Under the previous agreement, up to 1.6 million tons per year was to be provided to Florida Coast Paper.

6. On May 5, 1997, the Company announced a proposal to the Board of Directors of Florida East Coast Industries ("FECI") under which the Company and FECI would merge and all shares of FECI stock owned by others than the Company would be exchanged for cash at $102 per share. There are approximately 9.1 million shares of FECI common stock outstanding, of which approximately 4.9 million, or 54%, are owned by St. Joe. The proposed merger would be subject to all required regulatory approvals and approval by the shareholders of FECI, as well as other customary terms and conditions. The proposal is also 6. parties. The Company is evaluating various financing alternatives. There can be no assurances when, if or on what terms the Company and FECI can reach agreement with respect to the Company's proposal.

7. On September 8, 1997, the Company and Orlando - based CNL Group, Inc. signed a letter of intent to form a real estate joint venture to invest in and develop office and industrial properties in the central Florida region. Pursuant to the joint venture, the Company, through two subsidiaries, will receive a 50% ownership interest by contributing $5 million in cash to the partnership and committing to fund an additional $25 million for new projects the venture determines to develop and/or manage.

8. On November 12, 1997, the Company, through two subsidiaries, purchased certain assets, including management and proprietary information systems, of Arvida Company through a newly formed limited partnership with JMB Southeast Development, L.L.C. and JMB Southeast Development L.P. for the purpose of developing and/or managing residential communities on certain lands owned by the Company, as well as the purchase of other lands for development and management. The Company owns 74% of the new limited partnership, St. Joe/Arvida Company, L.P. The purchase price for the 74% partnership interest in the new entity is not considered material to the Company's financial position.

9. The Company and its subsidiaries are involved in litigation in a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

         The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of several Superfund sites. Other proceedings involving environmental matters, such as alleged discharge of oil or waste material into water or soil, are also pending against the Company. The Company has accrued an allocated share of the total estimated cleanup costs for these sites, based upon currently available information and management's evaluation of other potentially responsible parties. As of September 30, 1997 the aggregate environmental related accruals were $7.0 million. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any certainty. The Company does not expect to incur amounts in excess of its accruals.

         However, it is not possible to quantify future environmental costs with certainty because facts develop over time, many issues relate to actions by third parties, and there are frequent changes in environmental regulations or the enforcement thereof. Nonetheless, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

St. Joe Corporation is a diversified company engaged in the real estate, forestry, transportation and sugar industries. Until the second quarter of 1996, the Company was also engaged in communications and the manufacture and distribution of forest products.

The Company's assets and operations are concentrated in the state of Florida, making the Company, and particularly its real estate operations, dependent upon the general health of the Florida economy. The Company's businesses, particularly forestry and transportation, are influenced by the general health of the national economy. The Company's real estate operations are also cyclical but are primarily affected by local demographic and general economic trends, and the supply and rate of absorption of new construction. Although the Company has a large portfolio of income producing properties that provide stable operating results, the Company's earnings from period to period may be significantly affected by the nature and timing of sales of development property and non-strategic assets.

The Company is currently undergoing a number of important changes in the mix of its business and its overall business strategy. In the first quarter of 1997, the Company hired a new chairman and chief executive officer as well as several other senior members of management with strong backgrounds in large-scale real estate planning and development. Under the direction of this new management team, the Company is focusing more closely on the development of its large land portfolio. Management believes that the Company's increased focus on real estate operations will result in a larger portion of the Company's overall revenues being attributable to real estate operations. However, many of the Company's proposed projects will require a lengthy process to complete the development cycle before they are sold or otherwise generate revenue. Nevertheless, management believes that the Company's existing raw land portfolio will allow the Company to maintain relatively low development costs and that its existing large portfolio of income-producing properties, together with its other businesses, will continue to generate cash to fund a significant portion of its longer-term projects.

The Company is also undergoing certain strategic changes in its forestry operations. The major customer for the Company's timber has been and continues to be the Company's former linerboard mill which was sold in May, 1996. The wood fiber supply agreement between the Company and the mill was recently renegotiated to provide for a level of tonnage that is significantly less than historical levels. Partly as a result of the reduced tonnage under the agreement, the Company has decided to allow its forests to grow for longer periods in order to age the timber and shift its focus toward higher margin products. However, during this transition period, management believes that revenues in the forestry segment may continue to decline.

As part of its effort to focus more intently on the Company's core assets, management is continuing to explore the sale of its sugar operations, which for the nine months ended September 30, 1997 generated $25.5 million of revenues.

RECENT EVENTS
On May 5, the Company announced a proposal to the Board of Directors of Florida East Coast Industries, ("FECI"), under which the Company and FECI would merge and all shares of FECI stock owned by others than the Company would be exchanged for cash at $102 per share. There are approximately 9.1 million shares of FECI common stock outstanding, of which approximately 4.9 million or 54% are owned by St. Joe. The proposed merger would be subject to all required regulatory approvals and approval by the shareholders of FECI, as well as other customary terms and conditions. The proposal is also subject to negotiation of a merger agreement containing terms and conditions mutually satisfactory to the parties.

On September 8, 1997, the Company and Orlando - based CNL Group, Inc. signed a letter of intent to form a real estate joint venture to invest in and develop office and industrial properties in the central Florida region. Pursuant to the joint venture, the Company , through two subsidiaries, will receive a 50% ownership interest by contributing $5 million in cash to the partnership and committing to fund an additional $25 million for new projects the venture determines to develop and/or manage.

On November 12, 1997, the Company, through two subsidiaries, purchased certain assets, including management and proprietary information systems, of Arvida Company through a newly formed limited partnership with JMB Southeast Development, L.L.C. and JMB Southeast Development L.P. for the purpose of developing and/or managing residential communities on certain lands owned by the Company, as well as the purchase of other lands for development and management. The Company owns 74% of the new limited partnership, St. Joe/Arvida Company, L.P. The purchase price for the 74% partnership interest in the new entity is not considered material to the Company's financial position.

THREE MONTHS ENDED SEPTEMBER 30
Net sales decreased 63.4% from $30.2 million in the third quarter of 1996 to $11.0 million in the third quarter of 1997. Decreases in forestry sales of $13.5 million and sugar sales of $10.8 million were offset slightly by real estate land sales totaling $5.5 million. Operating revenues increased 7.4% from $54.3 million in the third quarter of 1996 to $58.4 million in the third quarter of 1997, primarily due to improved performance in the transportation segment.

Cost of sales decreased 78.4% from $24.9 million in the third quarter of 1996 to $5.4 million in the third quarter of 1997. Forestry costs decreased $13.3 million and sugar costs decreased $7.5 million, consistent with decreases in sales, and real estate costs of land and building sales increased $1.3 million. Operating expenses decreased 1.5% from $40.6 million in the third quarter of 1996 to $40.0 million in the comparable quarter of 1997.

Selling, general and administrative expenses decreased 13.7% from $9.5 million in the third quarter of 1996 to $8.2 million in the third quarter of 1997 due to income recorded for the change in prepaid pension costs of $2.8 million, partially offset by increases in staffing and related new hire costs.

Other income (expense) decreased 30.4% from $14.5 million in the third quarter of 1996 to $10.1 million in the comparable quarter of 1997. This decrease is primarily attributable to lower interest income from reduced investment balances as a result of the Company's special dividend paid in March 1997.

Income tax expense was $11.4 million in 1997, for an effective rate of 44%, as compared to $9.1 million or 38% in 1996.

Minority interest represents the 46% interest in Florida East Coast Industries, Inc. ("FECI") not owned by the Company.

The Company reported net income of $9.1 million or $0.30 per share for the third quarter of 1997 as compared to $11.4 million or $0.38 per share for the comparative quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30
Net sales decreased 54.1% from $173.4 million in the first nine months of 1996 to $79.6 million in the first nine months of 1997. Sales in 1996 were unusually high due to two related condemnation sales of land to the State of Florida in exchange for $97.8 million in cash plus certain limited development rights. Sales of real estate totaled $30.5 million in 1997. Operating revenues increased 6.2% from $162.3 million in 1996 to $172.3 million in 1997 primarily due to an increase in transportation revenues of $6.8 million as well as increases in real estate rental revenues.

Cost of sales decreased 2.3% from $64.8 million in the first nine months of 1996 to $63.3 million in the first nine months of 1997, as a result of decreases in cost of timber and other sales of $21.9 million offset by increases in cost of real estate sales of $20.3 million. Operating expenses decreased 1.7% from $120.5 million in the first nine months of 1996 to $118.5 million in the first nine months of 1997 resulting from decreases in transportation costs of $3.9 million offset in part by an increase in real estate operating costs of $1.9 million.

Selling, general and administrative expenses increased 15.3% from $24.4 million in the first nine months of 1996 to $28.1 million in the first nine months of 1997, primarily due to a one-time write-off of approximately $2.9 million for expenses incurred in the transportation segment in connection with the possible disposition of certain of its assets.

Other income (expense) increased 2% from $32.0 million in 1996 to $32.7 million in 1997. The year to date increase for the first nine months of 1997 was due to higher average investment balances compared to the first nine months of 1996.

Income tax expense on continuing operations for the nine months ended September 30, 1997 totaled $33.0 million, representing an effective rate of 44% compared to $71.2 million for a similar effective tax rate in the 1996 comparable period. These rates exceed statutory rates primarily because of the 50% excise tax on prepaid pension cost totaling $4.2 million in 1997 and $11.0 million in 1996. It is anticipated that as long as the Company continues to record prepaid pension cost, an excise tax of 50% will be accrued.

Net income for the nine months ended September 30, 1997 was $28.3 million or $0.93 per share compared to $168.0 million or $5.51 per share in 1996. Results for 1996 included income from discontinued operations of $91.1 million, net of tax.




                              RESULTS OF OPERATIONS
REAL ESTATE

-----------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                         ($ IN MILLIONS)                       ($ IN MILLIONS)
                                 1997         1996          %            1997         1996        %
                                 ----         ----       --------        ----         ----      ------
                                                         Change                                 Change
-----------------------------------------------------------------------------------------------------------
Net Sales and                   $15.2         $9.9         53.5         $59.2        $124.2      -52.3
Operating Revenue
-----------------------------------------------------------------------------------------------------------
Cost of Sales and                 7.5          5.8         29.3          41.2          18.4      123.9
Operating Expense
-----------------------------------------------------------------------------------------------------------
Selling, General and               .6          1.3        -53.8           3.4           3.1        9.7
Administrative
-----------------------------------------------------------------------------------------------------------
Operating Profit                  7.1          2.8        153.6          14.6         102.7      -85.8
-----------------------------------------------------------------------------------------------------------

The Company's real estate operations currently consist of commercial and industrial development and management through Gran Central Corporation ("GCC"), a subsidiary of FECI, and community residential development through Southwood Properties Division of the Company.

THREE MONTHS ENDED SEPTEMBER 30
Real estate net sales and operating revenue increased 53.5% from $9.9 million in the third quarter of 1996 to $15.2 million in the third quarter of 1997. Current year's revenues include sales of miscellaneous commercial parcels of property located throughout Florida by GCC totaling $4.9 million with cost of sales totaling $1.3 million and residential lot sales by Southwood located in west Florida totaling $.6 million with cost of sales totaling $.1 million. Commercial rental revenues totaled $9.7 million in the third quarter of 1997 compared to $9.8 million in the third quarter of 1996. Rental revenues were affected this quarter compared to prior year by loss of rental revenue due to the sale of two office buildings in the first six months of 1997. Operating expenses related to realty revenues were $6.1 million in 1997 for a 37.1% gross margin compared to $5.6 million for a 42.9% gross margin in 1996. Selling, general and administrative costs were down in 1997 due primarily to non-recurring legal expenses in 1996 related to environmental matters. The lower gross margin for the quarter is a result of depreciation expense on new buildings placed in service in 1997 this year.

NINE MONTHS ENDED SEPTEMBER 30
Real estate net sales decreased 52.3% from $124.2 million in the first nine months of 1996 to $59.2 million in the first nine months of 1997. Operating expenses and costs of sales increased 123.9% from $18.4 million in the first nine months of 1996 to $41.2 million in the first nine months of 1997. The decrease in sales was largely due to two related condemnation sales of land to the State of Florida in 1996 for $97.8 million in cash plus certain limited development rights. Costs associated with these sales were $.1 million.

In the commercial/industrial segment, conducted through GCC, rental revenues increased 14.3% from $25.1 million in the first nine months of 1996 to $28.7 million in the first nine months of 1997. During the first nine months of 1997 eight buildings were placed in service adding approximately 973,000 leaseable square feet. In the first nine months of 1997 land and building sales totaled $26.5 million and include three office buildings, totaling $20.1 million, one of which was developed and constructed specifically for the purpose of resale. Total cost of these sales was $22.4 million.

In the community/residential segment, conducted through the Southwood Division, land sales increased 200.7% from $1.3 million in the first nine months of 1996 to $4.0 million in the first nine months of 1997 (not including the condemnation sales). Costs of these sales increased 66.7% from $.4 million in the first nine months of 1996 to $1.2 million in the first nine months of 1997.

Operating expenses on realty revenue were $17.6 million for a 38.7% gross margin in the 1997 period compared to $15.7 million in 1996 for a gross margin of 37.5%. Year to date selling, general and administrative expenses increased 9.7% during 1997 due primarily to additional salaries and related benefits. As a result of these factors, operating profit decreased 85.8% from $102.7 million for the nine months ended September 30, 1996 to $14.6 million for the comparable period in 1997.

FORESTRY


-----------------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                           ($ IN MILLIONS)                      ($ IN MILLIONS)
                                 1997         1996          %            1997         1996          %
                                 ----         ----       --------        ----         ----      --------
                                                          Change                                 Change
-----------------------------------------------------------------------------------------------------------
Net Sales                        $5.4         $18.9        -71.4         23.1         44.6        -48.2
-----------------------------------------------------------------------------------------------------------
Cost of Sales                     3.9          17.2        -77.3         20.3         42.3        -52.0
-----------------------------------------------------------------------------------------------------------
Selling, General and               .5            .8        -37.5          1.7          1.4         21.4
Administrative Expenses
-----------------------------------------------------------------------------------------------------------
Operating Profit (Loss)           1.0            .9         11.1          1.1           .9         22.2
-----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30
As a result of the Florida Coast Paper linerboard mill shutdown for most of the quarter, sales to the mill decreased from $14.8 million in the third quarter of 1996 to $1.4 million in 1997. This reduction in sales was partially offset by increases in sales to other vendors totaling $2.4 million at a higher margin. Cost of sales as a percentage of sales was lower than previous year's, as more sales of Company grown timber with lower cut and haul costs occurred in 1997 versus 1996.

NINE MONTHS ENDED SEPTEMBER 30
Total net sales in 1997 were lower by $21.5 million compared to the first nine months of 1996, all of which is attributable to the Florida Coast Paper linerboard mill shutdown which lasted from April 1997 through August 1997. Costs of sales decreased 52% from $42.3 million in 1996 to $20.3 million in 1997 due to declining sales, although cost of sales as a percentage of sales continue to improve as the Company sells more of its grown timber with higher margins than procured wood. Selling, general and administrative costs were $.3 million higher this year than last year primarily due to severance payments of approximately $1.2 million paid to 62 terminated employees, offset by reductions in ongoing staffing levels.

On August 25, 1997, the Company renegotiated certain terms of its wood fiber supply agreement with Florida Coast Paper Company. Under the new agreement, the Company will supply 615,400 tons of pulpwood and wood chips between August 25, 1997 and May 30, 1998; thereafter the Company will supply 700,000 tons per year for a period of fifteen years with two five year renewal periods. Under the previous agreement, up to 1.6 million tons per year were to be provided to Florida Coast Paper. As a result of the decrease in tonnage required to be provided to Florida Coast Paper, management expects that the Company's revenues will be temporarily depressed, but the change should result in higher quality older-growth timber in the future. The pricing mechanism for the wood remains the same as in the original agreement.

TRANSPORTATION

-----------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                          ($ IN MILLIONS)                        ($ IN MILLIONS)
                                  1997         1996           %            1997         1996          %
                                  ----         ----       --------         ----         ----      --------
                                                           Change                                  Change
Operating Revenues               $48.6        $44.8          8.5          $144.0       $137.2        5.0
-----------------------------------------------------------------------------------------------------------
Operating Expenses                33.8         35.0         -3.4           100.9        104.8       -3.7
-----------------------------------------------------------------------------------------------------------
Selling, General and
-----------------------------------------------------------------------------------------------------------
Administrative                     5.7          4.7         21.3            17.7         14.5       22.1
-----------------------------------------------------------------------------------------------------------
Operating Profit                   9.1          5.1         78.4            25.4         17.9       41.9
-----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30
FEC contributed $46.3 million of operating revenues and Apalachicola Northern Railroad Company ("ANRR") contributed $2.3 million for the third quarter of 1997. FEC's operating revenues were up $5.0 million compared to the third quarter of 1996 due to the increase in number of shipments handled and various rate increases achieved. ANRR's operating revenues were $1.2 million lower than last year due to fewer freight shipments to the Florida Coast Paper linerboard mill as a result of its shutdown between April 1997 and August 1997. The linerboard mill, which has been a significant portion of ANRR's revenues in the past, resumed operation in September 1997. If the linerboard mill were to shut down again, ANRR's revenue, operating profit and net income would be significantly impacted. Operating expenses were approximately $1.2 million lower than in the prior year, due primarily to decreases in casualty and insurance reserves and a reduction at ANRR of costs due to layoffs. Selling, general and administrative expenses increased $1.0 million in the third quarter of 1997 compared to the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30
Total FEC transportation operating revenues year to date were $136.5 million, an increase of $9.0 million over 1996. This increase is attributable to a combination of an 8.2% increase in the number of shipments handled in the first nine months of 1997 versus 1996 and various rate increases achieved since the beginning of the year. ANRR's operating revenues were $7.5 million in 1997, $2.2 million lower than in 1996 due to the shutdown of the Florida Coast Paper linerboard mill, its largest customer. Operating expenses for this segment were $3.9 million lower than last year as a result of decreases in casualty reserves totaling $2.5 million and overall reductions in operating expenses. The 1996 comparable figures for casualty and insurance costs included an accrual for an adverse legal judgment against the Company, which was subsequently reversed on appeal, of approximately $2.2 million. Operating profit for the transportation segment overall has increased from 13.0% in 1996 to 17.6% in 1997 as a result.

SUGAR

-----------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                         ($ IN MILLIONS)                        ($ IN MILLIONS)
                                  1997         1996           %          1997         1996          %
                                  ----         ----       --------       ----         ----      --------
                                                           Change                                 Change
Net Sales                         $.2         $11.0         -98.2        $25.5        $29.7        -14.1
-----------------------------------------------------------------------------------------------------------
Cost of Sales                       0           7.5        -100.0         19.3         19.9         -3.0
-----------------------------------------------------------------------------------------------------------
Selling, General and              1.1            .9          22.2          3.5          3.5            0
Administrative Expenses
-----------------------------------------------------------------------------------------------------------
Operating Profit (Loss)           -.9           2.6        -134.6          2.7          6.3        -57.1
-----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30
There were no sugar shipments in the third quarter of 1997 due to completion of shipments relating to the 1996 harvest in the prior quarter, however collections from the segment's customer totaled $.2 million. Sales for the 1997 harvest year will resume in the fourth quarter.

NINE MONTHS ENDED SEPTEMBER 30

Net sales decreased $4.2 million due to a 12.4% volume decrease (8.4 million tons) compared to the first nine months of 1996 as a result of the timing of shipments and fewer acres being harvested, and a sales price decrease of $7 dollars per ton. Cost of sales as a percentage of sales increased from 67.0% to 75.7% due to lower selling price, higher direct costs including cultivation expenses, as well as higher indirect costs compared to 1996. Selling, general and administrative expense levels were consistent with 1996. Included in selling, general and administrative expense is the Everglades Agricultural Privileges Tax of $905,000 and $976,000 for 1997 and 1996, respectively.

CORPORATE AND OTHER
On February 25, 1997 the Board of Directors approved an interim severance program. The program was available to all employees (including early and regular retirees) who elected to leave employment with the Company prior to May 2, 1997. In total 80 employees elected to participate, and the Company incurred total severance costs of approximately $2.5 million during 1997 of which $1.3 million is included in corporate general and administrative expense and $1.2 million is included in the forestry segment.

Other selling, general and administrative expenses, not allocated to segments, for the third quarter of 1997 totaled $.3 million compared to $1.8 million in 1996. These costs for the third quarter of 1997 are net of income of $2.8 million recorded for the change in prepaid pension cost. The gross amount of $3.1 million primarily relates to new management, increased staffing and related new hire costs. It is anticipated that general and administrative expenses will continue at this level for the remainder of this year. Year to date selling, general and administrative expenses for 1997 totaled $1.7 million, which is net of income of $8.4 million related to the change in prepaid pension costs.


FINANCIAL POSITION

Total cash and cash equivalents decreased 55.2% from $449.0 million at December 31, 1996 to $201.0 million at September 30, 1997 primarily as a result of the distribution of the special dividend of $10 per share paid during the first quarter totaling approximately $305 million. Additionally, it is anticipated that the final distribution from net proceeds of the sales of operations which occurred in 1996 of approximately $1.00 per share will be distributed on or before December 31, 1997. Total cash, cash equivalents, short-term investments and marketable securities were $576 million at September 30, 1997.

Capital expenditures for the year to date totaled $53.3 million, of which $50.5 related to real estate construction and land purchases. It is anticipated that expenditures in the foreseeable future will be funded through existing available liquidity and operations.

Stockholder's equity at September 30, 1997 was $30.60 per share, a decrease of $8.65 from December 31, 1996, due to total dividends paid of $310.2 million, including the special dividend and the regular $.05 per share dividend paid each quarter.

If the merger with FECI is consummated as currently contemplated, the cost of such merger would be approximately $424 million in cash. The Company has historically not incurred debt in the development of its various real estate projects or for other expenditures, funding instead from internally generated cash flows. As the Company moves forward, debt may be incurred in those situations where the use of financing leverage is deemed appropriate.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

         (a)      Exhibits
                  10 Agreement to Amend Wood Fiber Supply Agreement
                           Dated August 25, 1997
                  27 Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K
                  No Reports on Form 8-K were filed this quarter





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           St Joe Corporation

Date: November 14, 1997                    /s/ Peter Rummell
     -------------------                   ------------------------------------
                                           Peter Rummell
                                           Chief Executive Officer

Date: November 14, 1997                    /s/ Charles A. Ledsinger
     --------------------                  ------------------------------------
                                           Charles A. Ledsinger
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)

                                  Exhibit Index

10       Agreement to Amend Wood Fiber Supply Agreement
           Dated August 25, 1997

27       Financial Data Schedule (for SEC use only).