Form 10-K
period 1997-12-31
ST JOE PAPER CO
filed 1998-03-26
CIK 745308

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-10466

                              ST. JOE CORPORATION
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                               59-0432511
        (State or other jurisdiction of                              (I.R.S. of Employer
         incorporation or organization)                              Identification No.)

        SUITE 400, 1650 PRUDENTIAL DRIVE
             JACKSONVILLE, FLORIDA                                          32207
    (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (904) 396-6600

          Securities Registered Pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                         -----------------------------------------
           Common Stock, No par value                              New York Stock Exchange

     Indicate by check mark whether this Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price on March 13, 1998 was $1,336,820,338.

     As of March 13, 1998, there were 91,697,811 shares of Common Stock, no par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998 (the "Proxy Statement") are incorporated by reference in Part III of this Report and portions of the Registrant's prospectus filed February 11, 1998 under Rule 424(b) (the "Prospectus"), are incorporated by reference in Part I of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.
================================================================================

     This Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include but are not limited to contractual relationships, industry competition, regulatory developments, natural events such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation. See the information set forth under the caption "Risk Factors" in the Prospectus.

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

     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

     As used throughout this Form 10-K Annual Report, the terms "St. Joe," "Company" and "Registrant" mean St. Joe Corporation and its consolidated subsidiaries unless the context indicates otherwise.

CONTINUING OPERATIONS

     General. St. Joe is a diversified company engaged in the real estate, forestry, transportation and sugar industries in the State of Florida. The Company is the single largest private landowner in Florida, owning more than 1.1 million acres, or approximately 3% of the land area of the state (an area slightly smaller than the land area of the State of Delaware). Although the vast majority of the Company's properties consist of timberlands, St. Joe owns a large portfolio of income producing properties and sizable tracts suitable for commercial, industrial and residential as well as resort and entertainment development. The Company is currently engaged in four principal lines of business:

     - Real Estate -- the development, ownership and management of commercial, industrial and residential properties as well as the prospective development of resort and entertainment properties;

     - Forestry -- the management and harvesting of extensive timberland holdings;

     - Transportation -- the operation of two railroads within Florida; and

     - Sugar -- the cultivation, harvesting and processing of sugar cane.

     St. Joe is currently undergoing a number of important changes in its mix of businesses and its overall business strategy. In early 1997, the Company hired a new chairman and chief executive officer, Peter Rummell, the former president of Disney Development Company and Chairman of Walt Disney Imagineering, as well as several other senior members of management with strong backgrounds in large-scale real estate development, the complex Florida entitlement process, and financial and asset management. Under the direction of this new management team, the Company intends to focus more closely on the development of its large land portfolio. In addition, the Company is implementing a new strategy in its forestry segment by extending the harvest rotation of certain sections of its timberlands in order to effect a shift toward higher-margin products. In order to focus more closely on its core assets, the Company sold its linerboard mill as well as its container and communications businesses in 1996. In addition, on December 6, 1997, management announced that it had reached an agreement in principle to sell the Company's sugar lands to certain federal and state government agencies on or before June 6, 1998, although the Company will retain the right to farm the sugar lands through the 2002-2003 crop year.

     The Company was organized as a Florida corporation in 1936 by the executors of the Estate of Alfred I. duPont to implement Mr. duPont's plans to establish a paper company in northwestern Florida. The Company subsequently expanded into other lines of business primarily by acquiring companies in financial difficulty whose assets the Company perceived to be undervalued. Since 1940, the Company has continued to purchase additional parcels of real property located throughout Florida and over time has acquired a sizable portfolio of land. Included in these holdings are approximately 45,000 acres in northwestern Florida and approximately 6.435 acres in St. Johns County on the northeastern coast of Florida near Jacksonville that the Company has identified as potentially suitable for development over the near to long term. For a presentation of certain financial data on a segment by segment basis, see "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Real Estate. The Company currently conducts its real estate operations in two principal segments: commercial/industrial development and management and community/residential development.

     The Company owns and manages commercial and industrial properties through Gran Central Corporation ("GCC"), a wholly owned subsidiary of Florida East Coast Industries, Inc. ("FECI"), in which the Company has a 54% equity interest. At December 31, 1997, GCC owned and operated 59 buildings with approximately 5.6 million square feet of rentable commercial/industrial space. On the same date, GCC's buildings in service for one year or more were 90% leased, 82% for its portfolio as a whole, including newly constructed buildings. GCC's buildings are primarily Class "A" office space and high-quality commercial/industrial facilities constructed after 1987. At December 31, 1997, GCC had an additional 479,000 square feet under construction and had entitlements to develop an additional approximately 14.2 million square feet of buildings, primarily in its Miami, Jacksonville and Orlando parks. GCC also owns over 15,400 acres of unentitled land that management believes are suitable for future commercial, industrial and residential development, primarily situated adjacent to the Florida East Coast Railway Company ("FEC") rights-of-way in markets that the Company believes will provide significant growth opportunities. The primary focus of GCC's development activities has been the Miami, Jacksonville and Orlando areas, all of which are highly active with local, regional and national development companies competing for land and tenants. The Company plans to continue operating in these markets, and to evaluate Florida and southeastern markets to increase the geographic diversity of its current portfolio.

     Because GCC was formed to conduct the real estate activities of FEC, its undeveloped properties are generally located near transportation corridors along the eastern coast of Florida. GCC's developable holdings include sizable parcels adjacent to FEC tracks which are suitable for development into office and industrial parks, offering both rail and non-rail-served parcels. Certain of GCC's other holdings are in urban or suburban locations offering opportunities for development of office building structures or business parks containing both office building sites and sites for flexible space structures such as office/showroom/warehouse buildings.

     On December 3, 1997, the Company formed a 50/50 joint venture ("St. Joe/CNL") with Orlando-based CNL Group, Inc. to develop and acquire commercial real estate in the central Florida area. CNL is a large privately held real estate, finance and development company with substantial market knowledge and relationships in the Orlando and central Florida commercial and industrial markets. St. Joe/CNL's strategy is to accumulate a portfolio of profitable, stabilized real estate assets through a combination of development and acquisition and hold those assets in anticipation of ultimate sale. St. Joe/CNL will initially focus on single and multi-tenant office buildings and industrial and flex space, primarily in 17 central Florida counties and along the U.S. Interstate Highway 4 corridor, including Tampa, Orlando and Daytona Beach. St. Joe/CNL has significant investments planned for the greater Orlando market, including a 14-story 345,000 square foot downtown Orlando office building, together with an approximately 1,800-space parking garage, which will serve as CNL's new corporate headquarters.

     On February 25, 1998, the Company completed a transaction with the Codina Group, Inc. ("Codina") and Weeks Corporation by which the Company and Weeks, among other things, each purchased a one-third interest in Codina, a commercial/industrial developer, active principally in southern Florida. The Company intends to develop commercial, industrial and office property, as well as manage Gran Central's existing properties in southern Florida, through its interest in Codina.

     In the community/residential development sector, the Company's strategy is to develop large-scale, mixed-use communities primarily on Company-owned land. Development of master-planned communities is a long-term endeavor, with build-out typically occurring over a five- to fifteen-year period. The Company also intends to develop smaller scale residential projects that offer productive use of existing Company and acquired land.

     On November 12, 1997, the Company purchased a 74% general partnership interest in a limited partnership, St. Joe/Arvida Company, L.P., through a joint venture with JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. (the "Arvida Venture"). The principal assets acquired through the Arvida Venture were the "Arvida" name, proprietary information systems and the Arvida management team. The Company expects to direct most of its future community and residential development efforts through the Arvida Venture and to conduct the majority of its residential development activity under the Arvida trademark. Although the Company has not in the past built homes, the Company intends to initiate home-building through the Arvida Venture.

     The Company is currently master-planning two tracts of land near the Town of Seaside, Florida and one large tract in Tallahassee as part of its development program. The Company intends to develop the tracts near Seaside as second-home resort communities in order to take advantage of the Gulf of Mexico frontage of the tracts. The Company intends to develop the Tallahassee tract, approximately 3,000 acres located six miles from downtown Tallahassee, as a residential and mixed-use planned community. The master-planning of these tracts is expected to be completed in mid-to-late 1998, and the Company anticipates submission of such plans to the relevant government authorities for approval soon thereafter. The Company believes that its raw land inventory will provide a long-term supply of well-situated land and waterfront properties that may be suitable for development in the future. In particular, the Company owns two developable parcels in St. Johns County, on the northeastern coast of Florida, a 4,300 acre parcel with 4.5 miles of riverfront on the St. Johns River, and, through GCC, a 2,150 acre parcel in St. Johns County located on the Intracoastal Waterway. Management believes these properties are suitable for development into mixed-use communities and the Company expects to begin master-planning in late 1998. As is typical of large scale development projects, development of these tracts could require significant infrastructure development costs and may raise environmental issues that require mitigation.

     In addition, the Company has certain smaller developments underway or entitled in Bay and Walton counties. In conjunction with the Arvida Venture, the Company intends to construct homes at these development sites and then sell them to end purchasers. The Company owns several other developable properties in the northwestern portion of Florida. A large portion of this property is situated along major U.S. and state highways and has significant gulf, lake or river frontage. The most significant tracts include parcels situated near Panama City Beach, Mexico Beach, St. Joe Beach and the town of Apalachicola. The Company believes that these properties offer development opportunities that it expects to develop over the long term.

     Several of the projects described above, including the tracts near the town of Seaside and the Tallahassee tract, are still in the master-planning stage and have not yet been submitted to state and local authorities for their review. No assurances can be given that the necessary entitlements for development will be secured, that any of the Company's projects can be successfully developed, if at all, or that they can be developed in a timely manner. It is not feasible to estimate project development costs until entitlements have been obtained.

     The Company plans actively to pursue development of resorts and recreational facilities as a new business line. As part of its strategy to pursue resort and recreational facility development, on December 3, 1997, the Company purchased 100% of the capital stock of Riverside Golf Management Company ("Riverside") from Steven Melnyk. Riverside is currently the manager of three daily-fee public courses in Jacksonville, Florida, Atlanta, Georgia and Clemson, South Carolina. The Company acquired Riverside, its information systems, current management contracts and the right to use the name "Champions Club" on any course it develops or manages east of the Mississippi River. Management intends to utilize Riverside in conjunction with the Arvida Venture to create attractive residential communities with a golf course component. Riverside will also develop golf courses unrelated to Company residential developments.

     Forestry. The Company's forestry operations, conducted through its wholly owned subsidiary, St. Joe Timberland Company, are in the business of growing, harvesting and selling timber and wood fiber. The Company is the largest private holder of timberlands in Florida, with over 700,000 acres of planted pine forests, primarily in northwestern Florida, and an additional 300,000 acres of mixed timberland, wetlands, lake and canal properties. The Company estimates that its standing pine inventory on January 1, 1998 totaled 10.6 million tons and its hardwood inventory totaled 5.9 million tons. Six forestry units and a wood procurement unit manage the timberlands. The timberlands are harvested by local independent contractors pursuant to agreements which are generally renewed annually. The Company also owns a wood chipping facility located at Lowry, Florida. The principal product of the Company's forestry operations is softwood pulpwood, but the Company also produces and sells softwood and hardwood sawtimber. During 1997 the Company harvested 798,000 tons of softwood pulpwood and sawtimber.

     The Company's timberlands are located in northwestern Florida and southern Georgia, near key transportation links including roads, waterways and railroads, allowing the Company to deliver fiber to its customers on a cost-efficient basis. The Company's principal productive timberlands are near the facilities of The Florida Coast Paper Company, L.L.C. ("FCP") in Port St. Joe, the Company's major customer. Numerous other major conversion facilities located near the Company's timber assets could serve to further expand the markets for the Company's timber products.

     On May 30, 1996, the Company sold its former linerboard mill and container plants as part of its strategy of focusing its forestry operations on the business of growing and harvesting timber. By divesting itself of these assets, the Company can now focus on achieving the highest margin usage for its products, consistent with sustainable harvest practices, without the competing imperative of supplying fiber to manufacturing operations that typically only operate efficiently at full capacity. As a result, the Company can now seek to operate its forestry operations as a stable and sustainable business, shielded from the highly cyclical nature of the conversion business.

     The Company renegotiated its 15-year supply contract with FCP after closure of the mill for five months in 1997 to allow it to supply pulpwood to the mill at a level (700,000 tons per year beginning June 1, 1998) significantly lower than historical levels. The Company sought to reduce its obligation to supply pulpwood under the agreement in order to extend growing periods for certain portions of its timber and to provide flexibility to sell timber in different markets.

     The Company's strategy in its forestry segment is to increase the average age of its timber by extending growing periods before final harvesting in order to capitalize on the higher margins of older-growth timber. The Company intends to extend growing periods for its softwood forests from a historical average of approximately 18-22 years to approximately 28-30 years. This change is expected to shift the Company's product mix from approximately 85% pulpwood and 15% higher-margin products in 1997 to approximately 60% pulpwood and 40% higher-margin products by 2005. Although revenues in the forestry segment will likely be flat or decline slightly in the near term, this strategy should ultimately increase the revenues and returns of the Company's timber operations when a sustainable harvest of older-growth timber is achieved, although there can be no assurances in this regard. The Company will also seek to maximize sustainable harvest volumes through the continued use and development of genetically improved seedlings, soil mapping, extensive fertilization, vegetation control, thinning and selective harvesting practices. In addition, the Company is considering potential transactions to increase the nearer term value of the Company's timberlands, such as asset swaps, sales, joint ventures and lease arrangements.

     As part of its strategy to maximize the cash flows from its timberlands, the Company engages in several business activities complementary to its land holdings. The Company leases approximately 881,000 acres of its timberlands to private clubs and state agencies for hunting, 280 acres in north Gadsden County for the mining of fuller's earth, and 600 acres to Martin Marietta for the mining of limerock. Revenues from these businesses totaled $1,260,000 in 1997 and $369,000 in 1996. The Company has not conducted an exhaustive survey of its timberlands for potential mineral reserves.

     Transportation. FECI's subsidiary, Florida East Coast Railway Company ("FEC"), operates a railroad along 351 miles of main line track between Jacksonville and Miami, Florida and along 91 miles of branch track between Fort Pierce and Lake Harbor, Florida. FEC also maintains approximately 157 miles of switching track and 184 miles of other track. FEC has the only coastal right-of-way between Jacksonville and West Palm Beach, Florida and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades and the Port of Miami. To complement and facilitate its railroad operations, FEC also provides drayage and interstate trucking services through its wholly owned subsidiary International Transit, Inc. ("ITI").

                                    TRAFFIC

                                                                   YEAR ENDED DECEMBER 31, 1997
                                                              ---------------------------------------
COMMODITY                                                      UNITS       %       REVENUE        %
---------                                                     -------    -----    ----------    -----
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
TOFC/COFC...................................................   255.7       63%     $ 54,677       39%
Crushed stone...............................................    93.2       23        36,683       26
Vehicles....................................................    18.0        4        19,730       14
Foodstuffs..................................................    10.6        3         7,941        6
Cement......................................................     6.8        2         3,707        3
Other.......................................................    18.6        5        17,611       12
                                                               -----      ---      --------      ---
          Total.............................................   402.9      100%     $140,349      100%
                                                               =====      ===      ========      ===

     At Jacksonville, FEC connects with Norfolk Southern Corporation and with CSX Transportation, Inc. ("CSXT"). FEC relies upon both of these carriers for Florida-bound rail freight traffic which originates elsewhere in the United States. In 1997, approximately 47% of FEC's revenues were attributable to traffic that originated on other railroads, approximately 6% were attributable to traffic that originated on FEC but was bound for other destinations and 47% were attributable to traffic that both originated and terminated on FEC's system. FEC is a terminating railroad and, consequently, does not receive traffic from one railroad to be passed over its track to another railroad. Because all of FEC's traffic either originates in or is bound for Florida, FEC's revenues fluctuate seasonally and with economic conditions in southern Florida, rising as the economy of southern Florida expands and declining as it contracts.

     In 1997, FEC principally transported trailers on freight cars, containers on freight cars, crushed stone, vehicles, foodstuffs and cement.

     ITI operates a common motor carrier with service throughout the southeastern United States. FECI acquired an 80% interest in ITI on April 1, 1995, and the remaining 20% on June 25, 1997, as a strategic purchase designed to enable FEC to reach intermodal traffic not being solicited by FEC's connections due to the short-haul nature of the traffic.

     In addition to its rail and other related services, FEC leases the use of its rights-of-way to various tenants, including several telecommunications companies' fiber-optics systems, pursuant to long-term leases. Under such leases, FEC currently receives approximately $2.5 million per year in revenue, nearly all of which represents profit.

     The Company also owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad operating between Port St. Joe and Chattahoochee, Florida, where it connects with an unaffiliated carrier. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. Although it is a common carrier, most of ANRR's business consists of carrying coal from Port St. Joe to Chattahoochee pursuant to a contract with Seminole Electric Cooperative, Incorporated ("Seminole") and carrying wood chips, pulpwood and linerboard used or produced at FCP's paper mill in Port St. Joe, Florida. The other items carried by ANRR are tall oil, chemicals, stone and clay products and recyclable items.

     Between April and September 1997, the linerboard mill at Port St. Joe, Florida shut down. Shipment of wood and wood products produces a significant portion of ANRR's revenues. ANRR entered into a coal contract with Seminole in order to mitigate the financial impact of the shutdown and limit its dependence on a single customer. Nevertheless, if the linerboard mill shuts down in the future or if Seminole does not renew its contract, which expires in 2004, ANRR's revenue, operating profit and net income would be significantly impacted.

     Sugar. The Company owns Talisman Sugar Corporation, a grower of sugarcane located in the Belle Glade area in south central Florida. Talisman owns approximately 48,000 acres of agricultural land and leases approximately 6,000 acres. The Company also operates a sugar mill at which sugarcane is converted into raw sugar. Talisman sells its entire production to Everglades Sugar Refinery, Inc., a wholly owned subsidiary of Savannah Foods & Industries, Inc., pursuant to an annually renewed contract. The amount Talisman is paid for its sugar under the current contract is a function of market prices.

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that the Company owns or leases for $133.5 million in cash. Under the agreement, the Company will retain the right to farm the transferred lands through the 2002-2003 crop year. Thereafter, the Company will be required to deliver the lands in compliance with all federal and state environmental laws and will be responsible for and bear the expenses of environmental cleanup of such lands and the sugar mill. At that time, the Company has agreed to close its sugar mill and remove it and all associated structures designated by the Governments. The Company will retain any salvage value from the disposition of its mill. The Company and the Governments have agreed to enter into an appropriate purchase agreement reflecting these terms by June 6, 1998. The proposed transaction is subject to board and government approval, and there can be no assurances that an agreement will be concluded or that the sale of the Company's sugar lands will be consummated.

     The Company's sugar mill has a grinding capacity of approximately 11,500 tons of sugarcane per day. The Company ground approximately 1,081,000 tons of sugarcane in 1997, 1,202,000 tons in 1996, and approximately 1,386,000 tons in 1995 from Company operated lands. Total raw sugar production for the Company was approximately 105,000 tons in 1997, 117,000 tons in 1996, and 138,000 tons in 1995. The sugar mill is virtually energy self-sufficient, with almost all of its energy requirements supplied through the use of bagasse, a byproduct of the mill's cane grinding operations.

     Sugarcane plantings generally yield two harvests before replanting is necessary. The Company harvests its sugarcane crop in one-year cycles, as do other Florida producers. The Company generally plants sugarcane in the fall of each year. Harvesting of a crop generally commences in October of each year and continues into the following March. During the 1996-1997 crop year, Talisman grew sugarcane on approximately 43,000 acres of land.

     The majority of the Florida sugarcane producers, including Talisman, harvests sugarcane using mechanical cane harvesters which reduce significantly the labor requirements, resulting in substantial cost savings and more efficient and timely grinding of the sugarcane. Mechanized harvesting, however, is less precise than manual harvesting, results in greater amounts of chaff and trash being mixed in with the harvested sugarcane, causes small amounts of sucrose to be lost through leaching into the trash and chaff, damages cane fields more than manual harvesting, and results in slightly lower cane yields in subsequent crops. Yields of sucrose from such harvested sugarcane and its crop yields per acre are generally slightly lower than those cut by hand. These negative effects, however, are far outweighed by cost savings and other efficiencies that result from mechanized harvesting.

     Entertainment. The Company is also evaluating potential development opportunities in the location-based entertainment business, both inside and outside of Florida, and to be developed by the Company alone or in conjunction with joint venture partners. On January 22, 1998, the Company entered into a memorandum of understanding (the "Memorandum") with the National Football League ("NFL") to build and operate NFL entertainment centers in locations nationwide. The venture, in which the Company will own a 40% interest, plans to operate facilities that provide interactive NFL football entertainment experiences in club settings complemented by food service, bar and retail sales. Under the Memorandum, the Company has agreed to initially contribute up to $25 million to the venture, which will seek to develop at least seven projects in various U.S. cities. The proposed transaction is subject to the execution of a definitive agreement and appropriate corporate approvals, and there can be no assurance that the transaction will be consummated or, if consummated, that the venture will be successful.

     On February 25, 1998, the Company acquired a 33% interest in ENTROS, a location-based entertainment company headquartered in Seattle, Washington that creates and produces interactive games in club settings and produces game-based programming for corporate events.

     Location-based entertainment takes the form of stand-alone facilities, often part of regional or national chains, that provide multiple forms of entertainment experiences in a single setting. Such facilities may offer only entertainment or may offer a combination of entertainment, food and beverage and retail experiences. The Company's management has extensive experience in the entertainment segment of the real estate development industry and is seeking avenues to take advantage of that experience.

DISCONTINUED OPERATIONS

     On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. ("SJCI") to TPG Communications, Inc. SJCI also sold its interests in three remaining cellular limited partnerships. The Company had previously sold one cellular limited partnership in 1995. These sales represented the Company's entire communications segment.

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

     Approximately $359.3 million of proceeds from these sales was distributed to shareholders in 1997. See "Item 6 -- Selected Consolidated Financial Data,
note 6."

     The sale of these operations has materially lowered the Company's revenues from historical levels, and future net income, earnings per share and cash flows may also be materially different from historical levels.

REGULATION

     Real Estate. Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the "Growth Management Act"). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact ("DRI") application. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to materially affect the Company's real estate development activities.

     The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits that it issues must be consistent with the plan. Each such plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid wastes. The local governments' comprehensive plans must also establish "levels of service" with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government's comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that, at the outset of the project, the developer either sufficiently improve the services to meet the required level or provide financial assurances that the additional services will be provided as the project progresses.

     The Growth Management Act is in some instances significantly affecting the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services are delaying or preventing the issuance of permits. The Growth Management Act could adversely affect the ability of Florida developers, including the Company and GCC, to develop real estate projects.

     The DRI review process includes an evaluation of the project's impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local environmental, zoning and community development agencies and authorities. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and there are no assurances as to what specific factors will be considered in the approval process, or what conditions, standards or requirements may be imposed on a developer with respect to a particular project. The DRI approval process is expected to have a material impact on the Company's real estate development activities in the future.

     In addition, a substantial portion of the developable property in Florida, including much of the Company's property, is raw land located in areas where its development may affect the natural habitats of various endangered or protected wildlife species or in sensitive environmental areas such as wetlands and coastal areas, which are subject to extensive and evolving federal, state and local regulation. Accordingly, federal, state and local wildlife protection, zoning and land use restrictions, as well as community development requirements, may become increasingly restrictive and, as a result, significant limitations may be imposed on the Company's ability to develop its real estate holdings in accordance with their most profitable uses.

     The Company's ownership and development of real estate are subject to extensive and changing federal, state and local environmental laws, the provisions and enforcement of which may become more stringent in the future. Pursuant to those laws, the owner or operator of real estate may be required to perform remediation regardless of whether it caused the contamination. The sale or development of properties may also be restricted due to environmental concerns, the protection of endangered species, or the protection of wetlands. In addition, violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contaminations at or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future relating to the real estate operations.

     Forestry. The Company's forestry operations are subject to extensive and changing federal, state and local environmental laws and regulations, the provisions and enforcement of which may become more stringent in the future. Forestry operations generate air emissions through controlled burning and discharge industrial wastewater and stormwater. The forestry operations are subject to regulation under the ESA, the federal Clean Water Act, the federal Clean Air Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act as well as similar state laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statues impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

     The Endangered Species Act ("ESA") and counterpart state legislation protect species threatened with possible extinction. A number of species indigenous to the Company's timberlands have been, and in the future may be, protected under these laws, including the red cockaded woodpecker, the bald eagle and various other species. Protection of endangered and threatened species may include restrictions on timber harvesting, road building and other silvicultural activities on the Company's land containing the affected species. There can be no assurance that such laws or future legislation or administrative or judicial action with respect to protection of the environment will not adversely affect the Company's forestry operations.

     In conducting its harvesting activities, the Company voluntarily complies with the "Best Management Practices" recommended by the Florida Division of Forestry. From time to time, proposals have been made in state legislatures regarding the regulation of timber harvesting methods. There can be no assurance that such proposals, if adopted, will not adversely affect the Company or its ability to harvest and sell logs or timber in the manner currently contemplated.

     The Company is not presently aware of any facts that indicate that the Company will be required to incur material costs relating to environmental matters in relation to its forestry operations. However, there can be no assurances that environmental regulation or regulation relating to endangered species or wetlands will not have a material adverse effect on the forestry operations in the future.

     Transportation. Both FEC and ANRR are subject to regulation by the Surface Transportation Board of the U.S. Department of Transportation and, in some areas, the State of Florida. These governmental agencies must approve, prior to implementation, changes in areas served and certain other changes in operations of FEC and ANRR.

     The Company's transportation operations are subject to extensive local, state and federal environmental laws and regulations, including the federal Clean Air Act, CERCLA and various other state and local environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company's present and historic ownership and operation of real property, including yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning up a site at which it has disposed (intentionally or unintentionally by virtue of, for example, an accident, derailment or leak) or to which it has transported hazardous substances. The Company is currently involved in various remediations of properties relating to its transportation operations. In addition, FEC, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites at Hialeah, Florida; Jacksonville, Florida; and Portsmouth, Virginia. See
Item 3 -- "Legal Proceedings". Based on presently available information, the Company does not believe that the costs of addressing any known environmental issues relating to its transportation operations will be material. However, the future cost of complying with environmental laws and containing or remediating contamination cannot be predicted with any certainty, and there can be no assurances that such liabilities or costs would not have a material adverse effect on the Company in the future.

     Sugar. The Company's sugar operations are subject to and may be severely restricted by various federal, state and local environmental laws, including, but not limited to, the federal Clean Water Act, the federal Clean Air Act and CERCLA. Violations of these laws can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company's sugar operations are located in the Florida Everglades, which are the subject of extensive environmental review by a variety of government entities. In 1994, the State of Florida enacted the Everglades Forever Act which significantly affects agriculture in the Everglades Agricultural Area ("EAA"). The Act calls for the creation of six Stormwater Treatment Areas ("STA") as buffers between the Everglades Protection Area and the EAA. The Act imposes substantial taxes on Talisman (approximately $1.3 million was paid in each of 1997 and 1996) and other agricultural interests to pay for construction of the STAs. As part of its environmental compliance efforts, Talisman has installed equipment to monitor the quality and quantity of water being pumped out of its pumping stations as required by the local Water Management District.

     Except as described above, the Company is not presently aware of any material environmental issues relating to its sugar operations. However, there can be no assurance that environmental issues that could have a material adverse effect on the Company will not arise in the future relating to its sugar operations.

COMPETITION

     Real Estate. The real estate industry is generally characterized by significant competition. The Company plans to continue to expand through a combination of office, industrial and residential developments in Florida where the acquisition and/or development of property would, in the opinion of management, result in a favorable risk-adjusted return on investment. There are a number of office, industrial and residential developers and real estate companies that compete with the Company in seeking properties for acquisition, resources for development and prospective tenants. Competition from other real estate developments may adversely affect the Company's ability to attract and retain tenants, rental rates and expenses of operation (particularly in light of the higher vacancy rates of many competing properties which may result in lower-priced space being available in such properties). The Company may compete with other entities that have greater financial and other resources than the Company. There can be no assurance that the existence of such competition could not have a material adverse effect on the Company's business, operations and cash flow.

     Forestry. The forest products industry is highly competitive in terms of price and quality. Many of the Company's competitors are fully integrated companies with substantially greater financial and operating resources than the Company. The products of the Company are also subject to increasing competition from a variety of non-wood and engineered wood products. In addition, the Company is subject to a potential increase in competition from lumber products and logs imported from foreign sources. Any significant increase in competitive pressures from substitute products or other domestic or foreign suppliers could have a material adverse effect on the Company.

     Transportation. Although each of the Company's railroads is typically the only rail carrier directly serving its customers, the Company's railroads compete directly with other railroads that could potentially deliver freight to their markets and customers via different routes. The Company's railroads also compete directly with other modes of transportation, including motor carriers and, to a lesser extent, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect the Company's business.

     Sugar. The sugar industry is highly competitive. The Company competes with foreign and domestic sugarcane and sugar beet processors, as well as manufacturers of corn sweeteners and artificial sweeteners such as aspartame and saccharin. Sugar is a volatile commodity subject to wide price fluctuations in the marketplace.

NEW PRODUCTS

     During 1997, no refinements of products or new products were introduced which would require the investment of a material amount of St. Joe's assets or which otherwise would be considered material.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     During 1997 and 1998 to date, all of the raw materials the Company uses were available in adequate supply from multiple sources.

PATENTS, TRADEMARK AND LICENSES

     St. Joe obtained five new trademarks in 1997 through the acquisitions of Arvida and Riverside Golf including the right to the "Arvida" trademark. The Company has no pending applications for trademarks.

SEASONALITY

     The sugarcane production and processing segment is seasonal with one sugarcane crop being harvested each year. Little significant seasonality exists for products or services in the other segments of the Company.

WORKING CAPITAL

     In general, the working capital practices followed by the Company are typical of industries in which it operates. The sugar segment will occasionally ship product in advance of its contractual delivery date. The pre-shipment is then stored by the buyer and collaterized by a letter of credit in favor of the Company.

CUSTOMERS

     In the real estate segment, the Company is not dependent on any significant customer. GCC's largest commercial tenant occupied approximately 3.6% of leased space in 1997.

     FEC's two largest customers in 1997 were Rinker Materials Corporation and Tarmac-Florida, Inc. ANRR's largest customers are Seminole Electrical and FCP. The Company's business could be adversely affected if its customers suffer significant reductions in their businesses or reduce shipments of commodities transported by the Company.

     The FCP linerboard mill, which was sold in 1996, remains the largest major customer of the forestry segment pursuant to the wood fiber supply agreement. As discussed in Part I Item I, the Company renegotiated its contract with FCP in 1997 to provide for lower supply obligations in the future. In the sugar segment, Talisman has a contract with Everglades Sugar Refinery, Inc. to purchase the entire raw sugar production. This contract runs through the 1997/1998 crop year and is automatically renewed each crop thereafter. Either party can decline to renew by giving notice to the other party no later than October 1 of the fourth year prior to the termination date.

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

INVESTMENTS

     The Company, in addition to its operations, has cash, cash equivalents and investments in U.S. government securities, corporate debt securities, municipal securities, and common and preferred stocks. At December 31, 1997, the market value of the Company's cash, cash equivalents, and marketable securities was approximately $517 million, valued as follows: cash and money market deposits $159 million, government and municipal securities with less than a one year term, $49 million; government and municipal securities with greater than one year term, $152 million; corporate debt securities with less than a one year term, $2 million; and corporate debt securities with a greater than one year term and corporate equity securities, $155 million.

EMPLOYEES

     The Company (excluding its subsidiaries) had approximately 53 employees at December 31, 1997. The Company effected a substantial reduction in its workforce during 1996 primarily due to the sale of its former linerboard mill and container operations. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

     The Company's forestry operations, through St. Joe Timberland Company, had 28 employees at December 31, 1997. The Company effected a 72% reduction in its forestry workforce during 1997 in order to improve the cost structure of forestry operations. The reduction in employment was primarily due to the outsourcing of replanting land preparation operations to independent contractors. The Company estimates that this outsourcing will achieve cost savings of approximately $1 million per year on an ongoing basis.

     At December 31, 1997, FECI had 1,215 employees, including 729 FEC employees and ANRR had 84 employees. At December 31, 1997, Talisman had 721 employees. Approximately 700 FEC and most ANRR employees are covered by collective bargaining agreements which set wage levels and establish work rules and working conditions. Most of FEC's non-salaried employees are represented by the United Transportation Union or the International Brotherhood of Electrical Workers. The Company and FEC consider their working relationship with the various unions that represent railroad employees to be satisfactory. Approximately 137 Talisman employees are covered by collective bargaining agreements. They are represented by the International Association of Machinists and Aerospace Workers. Talisman believes its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The material physical properties of the Company at December 31, 1997 are listed below and are grouped by industry segment. All properties shown are owned in fee simple, except where otherwise indicated.

CORPORATE FACILITIES

     The Company occupies approximately two floors of a four story building owned by its subsidiary, GCC, in Jacksonville, Florida.

REAL ESTATE

     Commercial/Industrial Development and Properties. At December 31, 1997, GCC's commercial and industrial income-producing portfolio included ten projects with 59 buildings aggregating 5,591,994 square feet. At December 31, 1997, these buildings were 82.4% leased. GCC's income-producing projects are detailed below:

                         GCC INCOME-PRODUCING PROJECTS
                             (AT DECEMBER 31, 1997)

                               NUMBER                   RENTABLE     LEASED                                 AVERAGE
                                 OF                      SQUARE      SQUARE     PERCENT       MONTHLY     BASE RENT/     YEAR
LOCATION                      BUILDINGS       TYPE        FEET        FEET      LEASED       BASE RENT    SQUARE FOOT    BULIT
--------                      ---------   ------------  ---------   ---------   -------      ----------   -----------   -------
duPont Center...............      2       Office          162,669     159,668     98.2%      $  188,590      14.17
  Jacksonville, FL
Gran Park at Deerwood(1)....      3       Office          385,213     296,842     77.1          410,720      16.60      1996-97
  Jacksonville, FL
Gran Park at Interstate
  South.....................      6       Industrial      260,064     220,161     84.7          126,134       6.88      1986-88
  Jacksonville, FL
Gran Park at
  Jacksonville(2)...........      3       Industrial      354,153     108,060     30.5           71,819       7.98         1997
  Jacksonville, FL
Gran Park at the
  Avenues(3)................      8       Mixed use       713,877     587,372     82.3          480,655       9.80      1992-97
  Jacksonville, FL
Gran Park at Riviera
  Beach.....................      5       Industrial      311,392     280,907     90.2           98,810       4.22      1982-91
  Riviera Beach, FL
Gran Park at McCahill(4)....      5       Industrial      878,439     566,420     64.5          248,973       5.28      1992-97
  Miami, FL
Gran Park at Miami(5).......     24       Industrial    2,422,101   2,301,985     95.0        1,062,902       5.54      1988-97
  Miami, FL
Hialeah, FL.................      2       Industrial       50,150      24,075     48.0           11,975       5.97      1975/87
Pompano Beach, FL...........      1       Industrial       53,936      53,936    100.0           23,040       5.13         1987
                                 --                     ---------   ---------    -----       ----------     ------
    Total...................     59                     5,591,994   4,599,426     82.3%(6)   $2,723,618     $ 7.11
                                 ==                     =========   =========    =====       ==========     ======

---------------

(1) An office building totaling 126,228 square feet was constructed and placed in service during 1997 at Gran Park at Deerwood and has not yet been fully leased.
(2) All buildings in Gran Park at Jacksonville were constructed and placed in service in 1997.
(3) An office/showroom/warehouse building totaling 70,400 square feet was constructed and placed in service during 1997 at Gran Park at the Avenues and has not yet been fully leased.
(4) Two 159,520 square feet warehouse buildings were constructed and placed in service in 1997 at Gran Park at McCahill and have not yet been fully leased.
(5) An office/warehouse building totaling 103,200 square feet was constructed and placed in service during 1997 at Gran Park at Miami.
(6) At December 31, 1997, GCC's buildings in service for one year or more were approximately 90% leased.

     During 1997, GCC's holdings grew significantly through the construction and placing in rental status of eight buildings offering approximately 973,000 square feet of leasable space. New construction in 1997 included one office building at Gran Park at Deerwood; one office/showroom/warehouse, one front load warehouse and one rail building at Gran Park at Jacksonville; one office/showroom/warehouse at Gran Park at the Avenues; two office/warehouses at Gran Park at McCahill; and one office/warehouse at Gran Park at Miami.

     At December 31, 1997, buildings under construction included a 134,200 square foot office building at Gran Park at Deerwood, of which 85,000 square feet has been pre-leased, a 62,800 square foot office/showroom/warehouse at Gran Park at Jacksonville, and both a 150,000 square foot office building and a 132,000 square foot office/showroom/warehouse at Gran Park at Southpark, a new park being established by the Company in Orlando, Florida. Following completion, expected in the first half of 1998, these buildings will add approximately 479,000 square feet to GCC's total leasable space.

     GCC has received expressions of interest from prospective tenants relating to leasing portions of its recently completed buildings and current sites under construction and is actively seeking to lease its currently vacant space.

     In addition to those buildings presently under construction, GCC expects to commence construction in 1998 on a 134,200 square foot office building at Deerwood North, a 62,800 square foot office/showroom/ warehouse at Gran Park at Jacksonville and a 134,200 square foot office building at Gran Park at Southpark.

     GCC owns approximately 17,680 acres of land within fourteen counties, including several high-growth areas along Florida's east coast, such as West Palm Beach, Melbourne-Titusville, Daytona Beach, Jacksonville, Miami-Hialeah and the Fort Pierce area. GCC's land holdings were as follows at December 31, 1997:

                           GCC LAND HOLDINGS (ACRES)
                             (AT DECEMBER 31, 1997)

COUNTY                                                VACANT   DEVELOPED   ENTITLED   TOTAL
------                                                ------   ---------   --------   ------
Brevard.............................................   2,396       --          --      2,396
Broward.............................................      46        6          --         52
Dade................................................     605      260         757      1,622
Duval...............................................     423      121         981      1,525
Flagler.............................................   3,462       --          --      3,462
Indian River........................................       5       --          --          5
Martin..............................................     661       --          --        661
Manatee.............................................     897       --          --        897
Palm Beach..........................................     147       31          --        178
Orange..............................................      --       --          85         85
St. Johns...........................................   3,321       --          --      3,321
St. Lucie...........................................     567       --          --        567
Seminole............................................       1       --          --          1
Volusia.............................................   2,908       --          --      2,908
                                                      ------      ---       -----     ------
  Total:............................................  15,439      418       1,823     17,680
                                                      ======      ===       =====     ======

     Residential Development and Properties. The Company owns approximately 45,000 acres in northwestern Florida and approximately 6,435 acres (2,150 of which are held through GCC) in St. John's County on the northeastern coast of Florida near Jacksonville, including substantial gulf, lake and riverfront acreage, that it believes to be potentially suited to community/residential and resort development. The Company continually evaluates its holdings and local market conditions to determine the market's readiness for additional development and, as a result, may identify additional significant developable tracts among its over 1.1 million acres in the future.

     The Company's most significant land holdings potentially suitable for community and residential development are set forth below:

            LAND HOLDINGS FOR COMMUNITY AND RESIDENTIAL DEVELOPMENT
                             (AT DECEMBER 31, 1997)

COUNTY                                                        ACRES
------                                                        ------
Bay.........................................................  25,933
Franklin....................................................   7,003
Leon........................................................   9,556
St. John's..................................................   6,435
Walton......................................................   1,583
Wakulla.....................................................   1,143
                                                              ------
                                                              51,653

     Approximately 244 acres listed above are currently entitled for development.

FORESTRY

     The Company owns over 700,000 acres of planted pine forests, primarily in northwestern Florida, and an additional 300,000 acres of mixed timberland, wetlands, lake and canal properties. It also owns forestry management facilities, chip plants and pulpwood procurement offices in the following locations:

FORESTRY MANAGEMENT FACILITIES                     CHIP PLANTS     ADMINISTRATIVE OFFICE
------------------------------                     -----------     ---------------------
Albany, Georgia                                 Lowry, Florida     Port St. Joe, Florida
Hosford, Florida                                Newport, Florida
Newport, Florida
Port St. Joe, Florida
West Bay, Florida
Wewahitchka, Florida

TRANSPORTATION

     FEC owns three four-story buildings in downtown St. Augustine, Florida which it uses for its corporate headquarters. It also owns approximately 7,750 acres of land along the east coast of Florida which is devoted to its railroad operation. Its transportation facilities include 351 miles of main line track between Jacksonville and Miami, Florida, mostly 132# on concrete crossties, and along 91 miles of branch track between Fort Pierce and Lake Harbor, Florida. FEC also maintains approximately 157 miles of switching track and 184 miles of other track. FEC owns 82 diesel electric locomotives, approximately 2,633 freight cars, 1,141 trailer units for highway service, and numerous pieces of work equipment and automotive vehicles.

     ANRR owns a three-story building in Port St. Joe which it uses partially for its corporate offices. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. ANRR owns 14 diesel locomotives, 273 freight cars, and numerous pieces of work equipment and automotive vehicles.

SUGAR

     The Company owns approximately 48,000 acres of agricultural land and leases approximately 6,000 acres. The Company also owns and operates a raw sugar mill and various types of agricultural equipment.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is named as a Potentially Responsible Party ("PRP") for the remediation of a designated Superfund site near Tampa, Florida. The United States Environmental Protection Agency ("USEPA") has alleged that the Company caused certain materials to be disposed at the site over a period of years in the late

1970s or 1980s. The Company has provided USEPA with certain evidence indicating the Company did not dispose of any materials at the site. The Company has declined an invitation to join a PRP group as a de minimis party. While the Company believes that its liability would be de minimis, it nonetheless continues to deny liability and vigorously opposes any attempt to impose any liability upon the Company for the remediation of the site.

     The Company received notice of potential involvement in a Superfund Site in Sharonville, Ohio, during the third quarter of 1996. The site was formerly owned and operated by the Company as a container plant. It was sold in the late 1970's. At this time the extent of the contamination and magnitude of the cleanup is unknown. The Company does not believe, based on its preliminary investigation of the Company's use of the property, that it is responsible for the contamination, and if found partially responsible, the Company does not believe its liability would be material.

     FEC has been named as a PRP for the remediation of two designated Superfund sites near Jacksonville, Florida. On the first site, the USEPA has alleged that FEC caused certain materials to be disposed at the site over a period of years. The USEPA has offered all named PRPs an opportunity to participate in the pilot allocation program. This program is similar to binding arbitration. If FEC participates in this program, its share of the liability for the remediation will be fixed. The USEPA has also offered to negotiate a separate settlement with certain parties, including FEC. FEC believes that, whichever alternative is chosen, its liability for the remediation of the site will not be material. On the second site, FEC was contacted by the USEPA during 1996, at which time FEC was asked to provide certain information about the manner in which FEC disposes of steel drums. The USEPA is attempting to determine whether or not FEC should be a PRP at the steel drum site in Jacksonville, Florida. There is some evidence that FEC may have sent a small number of steel drums to the site for disposal. FEC believes its responsibility, if any, for the remediation of the site will not be material.

     FEC has been named as a PRP for the remediation of a designated Superfund site in Portsmouth, Virginia. The USEPA has alleged that FEC caused certain materials to be sent to the site over a period of years. These materials were utilized by the owner of the site in the course of its business which, FEC believes, caused the site to become contaminated. The owner of the site has filed suit in the United States District Court for the Eastern District of Virginia, Norfolk Division seeking to impose liability upon the defendants, including FEC, for remediation of the site. A settlement between the owner of the site and FEC was achieved late in 1996. The settlement as to FEC, of approximately $.2 million, was approved by the Court and the USEPA. Unless additional contamination is discovered at the site or it becomes necessary to remediate areas beyond the original clean-up, FEC will have no further liability at the site.

     FEC was contacted by the USEPA during 1996, seeking reimbursement of costs associated with the remediation of a Superfund site in Hialeah, Florida, part of which includes a FEC right-of-way. An individual operated a business on this site for a number of years. The owner of the business slightly encroached upon FEC's right-of-way. Upon discovering this, FEC entered into a lease agreement with the business owner rather than require the building be removed. The individual has ceased doing business. The USEPA is seeking reimbursement from FEC of the approximately $2 million spent in remediation on the grounds that FEC was an "owner" of the site. Settlement negotiations are ongoing at this time and the ultimate cost is not expected to be material.

     Compliance with federal, state and local laws and regulations is a principal goal of the company. The Company, through its subsidiaries, has entered into a number of consent orders with state regulatory agencies to remediate certain identified sites. The Company continues to cooperate with federal, state and local agencies to ensure its facilities are operated in compliance with applicable environmental laws and regulations. The Company is not aware of any monetary sanctions to be imposed, which, in the aggregate, are likely to exceed $100,000, nor does it believe that corrections, if any, will necessitate significant capital outlays or cause material changes in the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company had 1040 common stockholders of record as of March 13, 1998. The Company's Common Stock is quoted on the New York Stock Exchange ("NYSE") Composite Transactions Tape under the symbol "SJP."

     The range of high and low sales prices for the Common Stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below.

                                                               COMMON STOCK
                                                                 PRICE(1)
                                                              ---------------
                                                              HIGH        LOW
                                                              ----        ---
1997
  First Quarter.............................................  $31         $21 1/1
  Second Quarter............................................   28 1/4      23 5/16
  Third Quarter.............................................   33 5/8      27
  Fourth Quarter............................................   38 5/16     29 5/16
1996
  First Quarter.............................................   20 3/4      17 15/16
  Second Quarter............................................   21 15/16    19 5/16
  Third Quarter.............................................   21 15/16    19 15/16
  Fourth Quarter............................................   23 3/16     21 3/16
1995
  First Quarter.............................................  $22 11/16   $17 3/4
  Second Quarter............................................   22 1/16     20
  Third Quarter.............................................   21 1/2      20
  Fourth Quarter............................................  $21 9/16    $17 1/2

---------------

(1) Prices are rounded to the nearest 1/16th and reflect the 3-for-1 split of the Company's Common Stock on January 12, 1998.

     On March 13, 1998, the sale price of the Company's common stock on the NYSE was $33 7/8.

DIVIDENDS

     The Company paid aggregate annual cash dividends of approximately $.07 per share to holders of the Common Stock in 1997, 1996 and 1995. In addition, the Company distributed net proceeds of $3.33 per share to stockholders of record on March 21, 1997 and $.34 per share to stockholders of record on December 19, 1997, in each case arising from the sale of the Company's linerboard and container facilities and its communications business. Although the Company has historically paid quarterly cash dividends of approximately $.02 per share, there can be no assurance that such practice will continue in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the notes related thereto included elsewhere herein. The statement of operations data with respect to the years ended December 31, 1997, 1996 and 1995 and the balance sheet data as of December 31, 1997 and 1996 have been derived from the financial statements of the Company included herein, which have been audited by KPMG Peat Marwick LLP. The statement of operations data with respect to the years ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1994, and 1993 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG Peat Marwick LLP. Historical results are not necessarily indicative of the results to be expected in the future.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales(1).........................  $  112,340   $  211,397   $  120,292   $  118,676   $  116,639
Operating revenues(2)................     233,912      219,792      214,632      212,230      195,818
                                       ----------   ----------   ----------   ----------   ----------
Total revenues.......................     346,252      431,189      334,924      330,906      312,457
Cost of sales........................      87,758      112,163      116,014      111,014      105,644
Operating expenses...................     161,518      139,640      139,875      133,091      129,704
Selling, general and administrative
  expenses...........................      44,215       31,215       31,718       26,836       22,145
                                       ----------   ----------   ----------   ----------   ----------
Operating profit.....................      52,761      148,171       47,317       59,965       54,964
Other income.........................      41,613       40,857       18,770       25,164       12,330
                                       ----------   ----------   ----------   ----------   ----------
Income from continuing operations
  before income taxes and minority
  interest...........................      94,374      189,028       66,087       85,129       67,294
Income tax expense...................      40,520       83,117       24,535       31,446       30,328
                                       ----------   ----------   ----------   ----------   ----------
Income from continuing operations
  before minority Interest...........      53,854      105,911       41,552       53,683       36,966
Minority interest....................      18,401       14,002       12,194       15,827       10,241
                                       ----------   ----------   ----------   ----------   ----------
Income from continuing operations....      35,453       91,909       29,358       37,856       26,725
Cumulative effect of change in
  accounting principle(3)............                                                          20,518
Income (loss) from discontinued
  Operations(4)......................          --       (4,528)      44,461        4,253      (14,600)
Gain on sale of discontinued
  Operations(4)......................          --       88,641           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $   35,453   $  176,022   $   73,819   $   42,109   $   32,643
                                       ==========   ==========   ==========   ==========   ==========
PER SHARE DATA (5):
Basic
Income from continuing operations....  $     0.39   $     1.00   $     0.32   $     0.41   $     0.29
Earnings (loss) from discontinued
  operations(4)......................          --        (0.05)        0.49         0.05        (0.16)
Gain on the sale of discontinued
  operations(4)......................          --         0.97           --           --           --
Cumulative effect of change in
  accounting principle(3)............          --           --           --           --         0.23
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $     0.39   $     1.92   $     0.81   $     0.46   $     0.36
                                       ==========   ==========   ==========   ==========   ==========

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Diluted
Income from continuing operations....  $     0.38   $     1.00   $     0.32   $     0.41   $     0.29
Earnings (loss) from discontinued
  operations(4)......................          --        (0.05)        0.49         0.05        (0.16)
Gain on the sale of discontinued
  operations(4)......................          --         0.97           --           --           --
Cumulative effect of change in
  accounting principle(3)............          --           --           --           --         0.23
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $     0.38   $     1.92   $     0.81   $     0.46   $     0.36
                                       ==========   ==========   ==========   ==========   ==========
Dividends paid.......................  $     0.07   $     0.07   $     0.07   $     0.07   $     0.07
Special distribution(6)..............        3.67           --           --           --           --
                                                              AT DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents(7).........  $  516,512   $  819,851   $  303,590   $  275,417   $  256,292
Total property, plant and equipment,
  net................................     859,137      834,167      804,974      756,954      722,043
Total assets.........................   1,546,641    1,806,238    1,530,994    1,449,390    1,395,833
Total stockholders' equity(8)........     906,804    1,196,941    1,016,067      936,982      901,710
OTHER FINANCIAL DATA:
EBDDT (Gross)(9).....................      75,460       72,682       73,992       58,327       68,469
EBDDT (Net)(9).......................      64,328       61,799       62,410       45,068       56,514
EBITDA (Gross)(9)....................     122,872      117,572       94,199      100,828       94,008
EBITDA (Net)(9)......................      83,443       85,695       63,931       66,161       66,553

---------------

(1) Net sales includes real estate, land and building sales, forestry and timber sales and sugar sales. Net sales for 1996 included two related one-time condemnation sales of land to the State of Florida in exchange for $97.8 million in cash plus certain limited development rights. Net operating results of the communications segment, linerboard mill and container plants are shown separately as income (loss) from discontinued operations for all years presented.
(2) Operating revenues includes real estate rental revenue and transportation revenue.
(3) Cumulative effect of adopting Statement of Financial Accounting Standards
    (SFAS) No. 109, "Accounting for Income Taxes."
(4) Net operating results of the communications segment, linerboard mill and container plants are shown separately as income (loss) from discontinued operations for all years presented. (See Note 2 to the Consolidated Financial Statements.)
(5) Per share data is rounded to the nearest $.01 to reflect the 3-for-1 split of the Company's Common Stock on January 12, 1998.
(6) Approximately $359.3 million of proceeds from the sales of the communications segment, linerboard mill and container plants were held in special accounts during 1996. A special distribution of a portion of the net proceeds of the sales of $3.33 per share was paid on March 25, 1997, for stockholders of record on March 21, 1997. The Company made a special distribution of the remaining net proceeds of $.34 per share on December 30, 1997 to stockholders of record on December 19, 1997.
(7) Includes cash, cash equivalents, marketable securities and short-term investments.
(8) The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. This adoption increased stockholders' equity by $41.5 million.
(9) The Company uses supplemental performance measures along with net income to report its operating results. These measures are Earnings Before Depreciation and Deferred Taxes (EBDDT) on a gross and net basis and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) on a gross and net basis. EBDDT and EBITDA are not measures of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBDDT and EBITDA are not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBDDT and EBITDA provide relevant information about its operations and along with net income, are useful in understanding its operating results. EBDDT (Gross) is calculated as net income plus depreciation and amortization and deferred taxes. Excluded from EBDDT (Gross) due to their non-operating, unusual and/or nonrecurring character are earnings and gains from discontinued operations and gains on sales on non-strategic land and other assets. EBDDT (Net) is the same as EBDDT (Gross) except that the 46% non-Company owned portion of FECI's depreciation, amortization and deferred taxes are deducted from EBDDT (Gross).
    EBITDA (Gross) is calculated as income before income taxes, depreciation, amortization, and interest. EBITDA (Gross) excludes earnings and gains from discontinued operations and gains on sales of non-strategic land and other assets. EBITDA (Net) is the same as EBITDA (Gross) except that the 46% non-Company owned portion of FECI's pre-tax income, depreciation, amortization and interest are deducted.
    The cumulative effect in 1993 of a change in accounting principle has been excluded from all calculations of EBDDT and EBITDA.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 7.

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Item 1. "Business," and Item 2. "Properties," included elsewhere herein. The following discussion contains forward-looking statements. The Company's actual results may differ significantly from those projected in the forward-looking statements.

OVERVIEW

     St. Joe Corporation is a diversified company engaged in the real estate, forestry, transportation and sugar industries. The Company has also recently entered into the resort development and entertainment businesses. Until the second quarter of 1996, the Company was also engaged in communications and the manufacture and distribution of paper products.

     The Company's assets and operations are concentrated in the State of Florida. Consequently, the Company's performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy. The Company's businesses, particularly the forestry and transportation segments, are also influenced by the general health of the national economy. The Company's real estate operations are cyclical and are affected by local demographic and general economic trends and the supply and rate of absorption of new construction. Although the Company has a large portfolio of income-producing properties that provide stable operating results, the Company's earnings from period to period may be significantly affected by the nature and timing of sales of development property and nonstrategic assets.

     The Company recently underwent a number of important changes in the mix of its businesses and its overall business strategy. In the first quarter of 1997, the Company hired a new chairman and chief executive officer as well as several other senior members of management with strong backgrounds in large-scale real estate planning and development. Under the direction of this new management team, the Company is focusing more closely on the development of its large land portfolio. Management believes that the Company's increased focus on real estate operations will result in a larger portion of the Company's overall revenues being attributable to real estate operations. However, many of the Company's proposed projects will require a lengthy process to complete the development cycle before they are sold or otherwise generate revenue. Nevertheless, management believes the Company's existing raw land portfolio will allow the Company to maintain relatively low development costs and that its existing large portfolio of income-producing properties, together with its other businesses, will continue to generate cash to fund a significant portion of its longer-term projects.

     The Company is undergoing certain strategic changes in its forestry operations. The major customer for the Company's timber has been and continues to be the Company's former linerboard mill, Florida Coast Paper ("FCP"), which was sold in May 1996. The wood fiber supply agreement between the Company and the mill was renegotiated in September 1997 to provide that the Company supply timber at significantly less than historical levels. Partly as a result of its reduced supply obligations under the agreement, the Company has decided to allow its forests to grow for longer periods in order to age the timber and shift its focus toward higher-margin products. However, during this transition period, management believes that revenues in the forestry segment may remain flat or decline slightly in the near term.

     On December 6, 1997, the Company announced that it had reached an agreement in principle to sell its sugar lands to certain federal and state government agencies for $133.5 million in cash. Under the preliminary agreement, the Company would also retain the right to farm the sugar lands through the 2002-2003 crop year. The proposed transaction is subject to both government and Board of Directors approval.

RECENT EVENTS

     On January 22, 1998, the Company entered into a memorandum of understanding (the "Memorandum") with the National Football League ("NFL") to build and operate NFL entertainment centers in locations nationwide. The venture, in which the Company will own a 40% interest, plans to operate facilities that provide interactive NFL football entertainment experiences in club settings complemented by food service, bar and retail sales. Under the Memorandum, the Company has agreed to initially contribute up to $25 million to the venture, which will seek to develop at least seven projects in various U.S. cities. The proposed transaction is subject to the execution of a definitive agreement and appropriate corporate approvals.

     On February 24, 1998, the Company completed a transaction with the Codina Group, Inc. ("Codina") and Weeks Corporation by which the Company and Weeks, among other things, each purchased a one-third interest in Codina, a commercial/industrial developer, active principally in southern Florida. The Company intends to develop commercial, industrial and office property, as well as manage Gran Central's existing properties in southern Florida, through its interest in Codina. The purchase price of this transaction is not material to the Company's financial position.

     On February 24, 1998, the Company acquired a 33% interest in ENTROS, a location-based entertainment company headquartered in Seattle, Washington that creates and produces interactive games in club settings and produces game-based programming for corporate events. The purchase price for the Company's 33% was not material to the Company's financial position.

RESULTS OF OPERATIONS

     Net sales include real estate property sales, timber sales and sugar sales. Net sales decreased 46.9% from $211.4 million in 1996 to $112.3 million in 1997. Net sales in 1996 were unusually high due to two related condemnation sales of land to the State of Florida in exchange for $97.8 million in cash plus certain limited development rights. Sales of real estate totaled $31.3 million in 1997. Sales of real estate in 1996, excluding the two related condemnation sales were $2.4 million. Forestry sales decreased $25.0 million from $56.7 million in 1996 to $31.7 million in 1997 due primarily to the FCP linerboard mill shutdown and lower sales under its supply agreement with FCP. Sugar sales decreased $5.2 million from $54.5 million in 1996 to $49.3 million in 1997 due primarily to fewer harvested acres. Operating revenues includes realty rental revenue and transportation revenue. Operating revenues increased 6.4% in 1997 from $219.8 million in 1996 to $233.9 million in 1997, primarily due to an increase in transportation revenues of $9.5 million as well as increases in real estate rental revenues totaling $4.5 million.

     Net sales increased 75.7% in 1996 from $120.3 million in 1995 as a result of increases in real estate sales of $97.5 million, primarily from the previously mentioned condemnation sales, offset by decreases in net sales in the forestry segment of $3.4 million and in the sugar segment of $3.0 million. Operating revenues increased 2.4% in 1996 from $214.6 million in 1995 as a result of increases in real estate rental income of $4.1 million and increases in transportation revenues of $1.1 million.

     Cost of sales decreased 4.0% from $91.4 million in 1996 to $87.8 million in 1997, as a result of decreases in cost of timber sales of $25.3 million and cost of sugar sales of $1.7 million offset by increases in cost of real estate sales of $23.4 million. Operating expenses increased .7% from $160.4 million in 1996 to $161.5 million in 1997 resulting from decreases in transportation costs of $1.8 million offset in part by an increase in real estate operating costs of $3.0 million. Cost of sales decreased 7.7% in 1996 from $99.0 million in 1995 primarily due to decreases in cost of timber sales. Operating expenses increased 2.2% in 1996 from $156.9 million in 1995 due primarily to increases in real estate operating costs.

     Selling, general and administrative expenses increased 41.6% from $31.2 million in 1996 to $44.2 million in 1997, attributable primarily to increased corporate overhead, the majority of which is due to the hiring of the additional staff necessary to enable the Company to implement its strategic plan. Also included in general and administrative expenses are $5.5 million of nonrecurring costs, including costs incurred by FECI relating to the possible sale and/or merger of FECI and its affiliates. Partially offsetting these costs in 1997 is prepaid pension income of approximately $10.6 million. Selling, general and administrative expenses decreased 1.5% in 1996 from $31.7 million in 1995.

     Other income (expense) increased 1.7% from $40.9 million in 1996 to $41.6 million in 1997 due to gains on sales and dispositions of assets offset by a 7.6% decrease in interest income as a result of lower invested balances during 1997. Invested balances decreased in 1997 because of distributions of sales proceeds to stockholders of $3.67 per share. Other income (expense) increased 117.7% in 1996 from $18.8 million in 1995 primarily as a result of interest income earned from investment of the proceeds from the sales of the communications segment, the linerboard mill and the container plants in 1996.

     Income tax expense on continuing operations for 1997 totaled $40.5 million, representing an effective rate of 42.9%, compared to $83.1 million in 1996, for an effective tax rate of 43.9%. These rates exceed statutory rates primarily because of the 50% excise tax on prepaid pension cost totaling $5.4 million in 1997 and $13.2 million in 1996. It is anticipated that as long as the Company continues to record prepaid pension cost, an excise tax of 50% will be accrued.

     Net income for 1997 was $35.5 million, or $0.39 basic and $0.38 diluted per share, compared to $176.0 million, or $1.92 basic and diluted per share in 1996. Results for 1996 included income from discontinued operations of $84.1 million, net of tax, and condemnation proceeds, of $60.0 million, net of tax, which together represent $1.57 basic and diluted per share. Net income for 1995 was $73.8 million, or $0.81 basic and diluted per share, including income from discontinued operations of $44.5 million, net of tax, or $0.49 basic and diluted per share.

REAL ESTATE

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1997     1996    1995
                                                              -----   ------   -----
                                                                 ($ IN MILLIONS)
Net Sales and Operating Revenue.............................  $70.3   $134.5   $32.9
Cost of Sales and Operating Expense.........................   47.6     21.2    18.8
Selling, General and Administrative Expenses................    4.6      3.8     2.5
Operating Profit............................................   18.1    109.5    11.6

     The Company's real estate operations currently consist of commercial and industrial development and management through Gran Central Corporation ("GCC"), a subsidiary of FECI, and community residential development through the Southwood Properties Division of the Company ("Southwood").

     On November 12, 1997, the Company, through two subsidiaries, purchased certain assets, including the personnel, trademark and proprietary information systems, of Arvida Company through a newly formed limited partnership with JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. for the purpose of developing and/or managing residential communities on certain lands owned by the Company, as well as the purchase of other lands for development and management. The Company owns 74% of the new limited partnership, St. Joe/Arvida Company, L.P. The purchase price for the 74% partnership interest in the new entity was not material to the Company's financial position.

     On December 3, 1997, the Company and Orlando-based CNL Group, Inc. formed a real estate joint venture to invest in and develop office and industrial properties primarily in the central Florida region. The Company, through two subsidiaries, received a 50% ownership interest in the joint venture. The Company committed to provide $5 million of equity and to lend up to $25 million for new projects the venture determines to develop or acquire.

  Results for 1997 compared to 1996

     Real estate net sales and operating revenue decreased $64.2 million, or 47.7%, from $134.5 million in 1996 to $70.3 million in 1997. Cost of sales and operating expenses increased $26.4 million, or 124.5% from $21.2 million in 1996 to $47.6 million in 1997. The decrease in sales was largely due to two related condemnation sales of land to the State of Florida in 1996 for $97.8 million in cash plus certain limited development rights. Cost associated with these sales were $.1 million. Real estate land and building sales totaled $31.3 million in 1997 as compared to $2.4 million in 1996, excluding the two condemnation sales. The increase in costs of sales and operating expenses was due to a higher cost basis on 1997 land and building sales. Selling, general and administrative expenses increased by $.8 million, to $4.6 million or 21.1%, during 1997, due primarily to additional salaries and related benefits.

     In the commercial/industrial division, conducted through GCC, rental revenues increased $4.5 million, or 13.2%, from $34.1 million in 1996 to $38.6 million in 1997. Operating expenses in the commercial/industrial division were $22.5 million for a 41.7% gross margin in 1997 compared to $19.8 million in 1996 for a gross margin of 41.9%. The increase in expenses in 1997 was primarily due to additional property taxes as well as depreciation on new buildings placed in service in 1997. During 1997 eight buildings were placed in service adding approximately 973,000 leasable square feet. Under construction at year-end were four additional buildings which will add an additional 479,000 square feet. In 1997, land and building sales totaled $26.9 million and included three buildings, totaling $20.1 million, one of which was developed and constructed specifically for the purpose of resale. The total cost of land and building sales was $22.6 million. At December 31,1997, GCC had 59 buildings in service with approximately 5.6 million square feet of rentable space.

     In the community/residential division, land sales increased $3.0 million, or 214.3%, from $1.4 million in 1996 to $4.4 million in 1997 (not including the condemnation sales). Cost of these sales increased 225.0% from $.4 million in 1996 to $1.3 million in 1997.

     As a result of these factors, operating profit for the overall real estate segment decreased 83.5% from $109.5 million in 1996 to $18.1 million in 1997. Excluding the condemnation sales in 1996, operating profit for the real estate segment would have increased 53.4% from $11.8 million in 1996 to $18.1 million in 1997.

  Results for 1996 compared to 1995

     Real estate net sales and operating revenues increased $101.6 million, or 308.8%, from $32.9 million in 1995 due primarily to the previously mentioned condemnation sales of land to the State of Florida. Rental income in the commercial/industrial segment increased by $4.1 million in 1996 over 1995. Approximately $1.8 million of the increase came from existing properties, while $2.3 million came as a result of new buildings added in 1996. Operating profit grew as a result by $97.9 million, or 844.0%, from 1995.

     At December 31, 1996 GCC had 55 commercial/industrial buildings in service with approximately 4.7 million square feet of rentable space and at December 31,1995, GCC had 50 buildings with 3.8 million square feet of rentable space.

FORESTRY

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1997    1996    1995
                                                              -----   -----   -----
                                                                 ($ IN MILLIONS)
Net Sales...................................................  $31.7   $56.7   $60.1
Cost of Sales...............................................   27.1    52.4    58.6
Selling, General and Administrative Expenses................    2.3     1.9     2.1
Operating Profit (Loss).....................................    2.3     2.4     (.6)

  Results for 1997 compared to 1996

     Total net sales decreased $25.0 million, or 44.1%, from $56.7 million in 1996 to $31.7 million in 1997. This decrease is attributable to the FCP linerboard mill shutdown, which lasted from April 1997 through September 1997, and to decreased sales as a result of the renegotiated terms of its wood fiber supply agreement with FCP. In 1997 the Company harvested 798,000 tons of softwood pulpwood and sawtimber consisting of 661,000 tons of softwood pulpwood and 137,000 tons of softwood sawtimber and other products.

Cost of sales decreased 48.2% from $52.4 million in 1996 to $27.1 million in 1997 due to declining sales. Cost of sales as a percentage of sales also improved because the Company sold more timber grown by it with higher margins and less procured wood. Selling, general and administrative costs increased $.4 million from $1.9 million in 1996 to $2.3 million in 1997 primarily due to severance payments of approximately $1.2 million paid to 62 terminated employees, offset by reductions in ongoing staffing levels. As a result of the higher selling, general and administrative expenses in 1997, operating profit remained relatively constant at $2.3 million in 1997 compared to $2.4 million in 1996.

     On August 25, 1997, the Company renegotiated certain terms of its wood fiber supply agreement with FCP. Under the new agreement, the Company will supply 615,400 tons of pulpwood and wood chips between August 25, 1997 and May 30, 1998; thereafter the Company will supply 700,000 tons per year through December 2011 with two five-year renewal periods at the option of FCP. Under the previous agreement, up to 1.6 million tons per year were to be provided to FCP. As a result of the decrease in tonnage required to be provided to FCP, management expects that the Company's revenues will be temporarily depressed, but the change should result in higher-quality older-growth timber in the future. The pricing mechanism for the wood remains the same as in the original agreement.

  Results for 1996 compared to 1995

     Total net sales decreased $3.4 million, or 5.6%, from $60.1 million in 1995 to $56.7 million in 1996. Cost of sales decreased $6.2 million, or 10.6%, from $58.6 million in 1995 to $52.4 million in 1996. Cost of sales decreased due to a combination of factors: 1) reduced cut-and-haul costs as Company timber was cut closer to its delivery point; 2) reduced cost of purchases as the Company was better able to manage its supply needs; and 3) timber inventory was adjusted in 1996 as a result of the five-year continuous forest inventory ("CFI") statistical analysis of the Company's timber which was completed in November of 1995 and recorded in 1996. The CFI analysis resulted in a $.3 million reduction in 1996's depletion cost. Operating profit increased to $2.4 million in 1996 from $(.6) million in 1995 because of the cost of sales reduction and slightly lower general and administrative expenses.

TRANSPORTATION

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
Operating Revenues..........................................  $195.0   $185.5   $184.4
Operating Expenses..........................................   137.8    139.6    139.9
Selling, General and Administrative Expenses................    23.8     19.1     18.7
Operating Profit............................................    33.4     26.8     25.8

     The Company's transportation operations consist of Florida East Coast Railway Company ("FEC"), Apalachicola Northern Railroad Company ("ANRR") and International Transit, Inc. ("ITI").

  Results for 1997 compared to 1996

     Operating revenues in the transportation segment were $195.0 million in 1997, an increase of 5.1% over 1996 operating revenue of $185.5 million. Total FEC transportation operating revenues increased $12.0 million, or 6.9%, from $173.0 million in 1996 to $185.0 million in 1997. This increase is attributable to significant increases in shipments of rock, intermodal and carload traffic handled in 1997 versus 1996. Traffic increased by approximately 35,500 shipments, or 7.8%, in 1997, reflecting the strong Florida economy. ANRR's operating revenues were $10.0 million in 1997, $2.5 million lower than in 1996 due to the five-month shutdown of the FCP linerboard mill, its largest customer. Operating expenses for this segment were $137.8 million, $1.8 million lower than last year as a result of a $2.5 million decrease in casualty insurance costs and overall reductions in operating expenses, offset by a depreciation adjustment at ANRR of $1.7 million. Casualty and insurance costs in 1996 included an accrual for an adverse legal judgment against the Company of approximately $2.2 million, which was subsequently reversed on appeal in 1997. Selling, general and administrative expenses increased 24.6% over 1996 from $19.1 million in 1996 to $23.8 million in 1997, primarily attributable to special charges of $3.5 million for expenses concerning the various proposals from the Company regarding FECI. Operating profit margin for the transportation segment overall increased from 14.4% in 1996 to 17.1% in 1997 as an accumulation of these factors.

  Results for 1996 compared to 1995

     Operating revenues increased $1.1 million, or less than 1%, for 1996 compared to 1995. FEC's total traffic decreased by approximately 3,100 shipments, or 1%, although operating revenues were higher due to increased trucking revenue, which had a negligible effect on gross profit. ANRR's operating revenues and its operating profit decreased $.7 million due to reduced shipments of wood products and coal. Gross profit overall increased $.9 million, or 3.5%, in the transportation segment in 1996 compared to 1995.

SUGAR

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
                                                                  ($ IN MILLIONS)
Net Sales...................................................  $49.3    $54.5    $57.5
Cost of Sales...............................................   36.8     38.5     38.6
Selling, General and Administrative Expenses................    5.5      7.7      5.6
Operating Profit (Loss).....................................    7.0      8.3     13.3

  Results for 1997 compared to 1996

     Net sales decreased $5.2 million, or 9.5%, from $54.5 million in 1996 to $49.3 million in 1997, due primarily to an 8.0% volume decrease (9,923 tons) resulting from the timing of shipments and fewer acres being harvested and a sales price decrease of $7.03 per ton from $440.01 per ton to $432.98 per ton. Cost of sales as a percentage of sales increased from 70.6% to 74.6% due to lower selling price, higher direct costs including cultivation expenses, and higher indirect costs compared to 1996. Selling, general and administrative expenses decreased $2.2 million, or 28.6%, from $7.7 million in 1996 to $5.5 million in 1997. Included in 1996 selling, general and administrative expenses were $2.5 million of advertising and public relations costs related to the opposition and defeat of the proposed Florida sugar sales tax referendum. Also included in selling, general and administrative expense is the Everglades Agricultural Privileges Tax of $1.3 million for 1997 and 1996, respectively. As a result, operating profit fell 15.7% from $8.3 million in 1996 to $7.0 million in 1997.

  Results for 1996 compared to 1995

     Net sales decreased $3.0 million in 1996, or 5.2%, from $57.5 million in 1995 due to decreased sales volume of 3,095 tons (2.4%), combined with a $13.07 (2.9%) per ton decrease in sales price. Cost of sales as a percentage of sales increased from 67.1% in 1995 to 70.6% in 1996 due to increased harvesting and cultivation expenses. Additionally, selling, general and administrative expenses increased approximately $2.1 million as a result of the advertising and public relations costs previously mentioned. Operating profit as a result decreased $5.0 million from 1995 to 1996.

CORPORATE AND OTHER

     Corporate selling, general and administrative expense increased $9.3 million, or 664.3%, in 1997 compared to 1996. Changes in senior management and increases in staffing to refocus the direction of the Company to enable the Company to implement its strategic plan have caused an increase of approximately $10.1 million to $14.0 million in recurring corporate selling, general and administrative costs. Also, in February 1997, an interim severance program was implemented. The program was available to all employees (including early and regular retirees) who elected to leave employment with the Company prior to May 2, 1997. In total, 80 employees elected to participate, and the Company incurred total severance costs of approximately $2.5 million during 1997, of which $1.3 million is included in corporate general and administrative expense and $1.2 million is included in the forestry segment. Additionally, costs incurred by the Company, excluding costs expensed directly by FECI, related to various proposals to dispose of FEC and GCC and merge FECI with the Company totaling approximately $2.0 million were expensed in 1997. Partially offsetting these corporate costs in 1997 is prepaid pension income of approximately $10.6 million. Selling, general and administrative expenses in 1996 were ($1.4) million, or $4.2 million lower than 1995 and included an increase in the prepaid pension asset totaling $5.5 million offset by $4.1 million of general and administrative costs.

FINANCIAL POSITION AND CAPITAL RESOURCES

     Total cash and cash equivalents decreased 64.7% from $449.0 million at December 31, 1996, to $158.6 million at December 31, 1997 primarily as a result of the special distribution of $3.33 per share paid during the first quarter totaling approximately $305.7 million. The Company distributed the remaining net proceeds of the sales of operations which occurred in 1996 of approximately $.34 per share in a special distribution on December 30, 1997, totaling $31.2 million. During 1997, the Company also paid regular dividends of approximately $.07 per share or $6.1 million. Total cash, cash equivalents, short-term investments and marketable securities were $516.5 million at December 31, 1997.

     Capital expenditures for the year to date totaled $66.6 million, of which $46.8 million related to real estate construction and land purchases.

     Stockholders' equity at December 31, 1997, was $9.89 per share, a decrease of $3.19 from December 31, 1996, due to total distributions of $343.0 million, including the special distributions and the regular dividend paid each quarter.

     The Company has historically not incurred debt in the development of its various real estate projects or for other expenditures, funding instead from internally generated cash flows. However, as the Company moves forward, debt may be incurred in those situations where the use of financing leverage is deemed appropriate.

     The Company has several computer systems which will require modifications or upgrading to accommodate the year 2000 and thereafter. The Company believes that all systems can be changed by the end of 1999 and does not expect the cost of the changes to be material to the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements on page F-2 to F-19, inclusive and the Independent Auditor's Report on page F-1 are filed as part of this Report and incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of St. Joe to be held on May 12, 1998 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information to be set forth in the sections entitled "Executive Compensation" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information to be set forth in the sections entitled "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth in the section entitled "Certain Transactions" in the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

(B) REPORTS ON FORM 8-K

     Current Report on Form 8-K dated November 25, 1997.

     Current Report on Form 8-K dated December 10, 1997.

                              ST. JOE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                              ITEM 14(A) 1. AND 2.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets.................................   F-2
Consolidated Statements of Income...........................   F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   F-4
Consolidated Statements of Cash Flows.......................   F-5
Notes to Consolidated Financial Statements..................   F-6
Independent Auditors' Report -- Financial Statement
  Schedules.................................................   S-1
Schedule II -- Valuation and Qualifying Accounts............   S-2
Schedule III -- Real Estate and Accumulated Depreciation....   S-3

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission on the schedule or because the information required is included in the Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements.

                              ST. JOE CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DOCUMENTS                                                     PAGE
-------      ---------                                                     ----
  2.01  --   Limited Partnership Agreement of St. Joe/Arvida Company,
             L.P. (Incorporated herein by reference to Exhibits filed
             with the Company's Prospectus filed February 11, 1998 under
             Rule 424(b))................................................
  2.02  --   Agreement of Limited Partnership of St. Joe/CNL Development,
             Ltd. (Incorporated herein by reference to Exhibits filed
             with the Company's Prospectus filed February 11, 1998 under
             Rule 424(b))................................................
  2.03  --   Stock Purchase Agreement dated as of September 1, 1995
             between St. Joe Industries Inc. and TPG Communications, Inc.
             (incorporated herein by reference to Exhibits filed with the
             Registrant's Quarterly Report on Form 10-Q for the third
             quarter ended September 30, 1995)...........................
  2.04  --   Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container
             Company and St. Joe Paper Company, on the one hand and Four
             M corporation and St. Joe Paper Company in the other hand
             (the "Asset Purchase Agreement") (incorporated herein by
             reference and Exhibits filed with the Registrant's Quarterly
             Report on Form 10-Q for the third quarter ended September
             30, 1995)...................................................
  2.05  --   Amendments dated December 14, 1995; December 20, 1995;
             January 10, 1996 and January 12, 1996 to the Asset Purchase
             Agreement (incorporated herein by reference to the
             Registrant's Proxy Statement for the Special Meeting of
             Stockholders on April 24, 1996).............................
  3.01  --   Articles of Incorporation, as amended (Incorporated herein by reference to Exhibits filed with the Company's Prospectus filed February 11, 1998 under Rule 424(b))..................
  3.02  --   Articles of Amendment dated January 8, 1998 (Incorporated
             herein by reference to Exhibits filed with the Company's
             Prospectus filed February 11, 1998 under Rule 424(b)).......
  3.03  --   Amended By-Laws dated March 18, 1997 (incorporated herein by reference to Exhibit 3(b) filed with the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1996........................................................
  4.01  --   Registration Rights Agreement between the Registrant and the
             Alfred I. duPont Testamentary Trust, dated December 16, 1997
             (Incorporated herein by reference to Exhibits filed with the
             Company's Prospectus filed February 11, 1998 under Rule
             424(b)).....................................................
 10.01  --   Employment Agreement of Peter Rummell, dated January 7, 1997
             (Incorporated herein by reference to Exhibits filed with the
             Company's Prospectus filed February 11, 1998 under Rule
             424(b)).....................................................
 10.02  --   Employment Agreement of Charles A. Ledsinger Jr. dated April
             24, 1997 (Incorporated herein by reference to Exhibits filed with the Company's Prospectus filed February 11, 1998 under
             Rule 424(b))................................................
 10.03  --   Employment Agreement of Robert M. Rhodes, dated November 5,
             1997 (Incorporated herein by reference to Exhibits filed
             with the Company's Prospectus filed February 11, 1998 under
             Rule 424(b))................................................
 10.04  --   Employment Agreement of David D. Fitch, dated September 19,
             1997 (Incorporated herein by reference to Exhibits filed
             with the Company's Prospectus filed February 11, 1998 under
             Rule 424(b))................................................
 10.05  --   Employment Agreement of J. Malcolm Jones, dated February 26,
             1997 (Incorporated herein by reference to Exhibits filed
             with the Company's Prospectus filed February 11, 1998 under
             Rule 424(b))................................................
 10.06  --   Employment Agreement of Michael F. Bayer, dated February 1,
             1997 (Incorporated herein by reference to Exhibits filed
             with the Company's Prospectus filed February 11, 1998 under
             Rule 424(b))................................................
 10.07  --   Form of Severance Agreement (Incorporated herein by
             reference to Exhibits filed with the Company's Prospectus
             filed February 11, 1998 under Rule 424(b))..................
 21.01  --   Subsidiaries of St. Joe Corporation.........................    *
 23.01  --   Consent of Independent Accountants..........................    *
 24.01  --   Powers of Attorney..........................................    *
 27.01  --   Financial Data Schedule (for SEC use only)..................    *
 99.01  --   Supplemental Calculation of Selected Consolidated Financial
             Data........................................................    *

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ST. JOE CORPORATION

                                          By: /s/ CHARLES A. LEDSINGER, JR.
                                            ------------------------------------
                                                 Charles A. Ledsinger, Jr.
                                            President, Chief Operating Officer,
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ PETER S. RUMMELL                   Chairman of the Board and Chief  March 26, 1998
-----------------------------------------------------    Executive Officer
                  Peter S. Rummell

            /s/ CHARLES A. LEDSINGER, JR.              President, Chief Operating       March 26, 1998
-----------------------------------------------------    Officer and Chief Financial
              Charles A. Ledsinger, Jr.                  Officer (Principal Financial
                                                         and Accounting Officer)

                /s/ ROBERT M. RHODES                   Senior Vice President and        March 26, 1998
-----------------------------------------------------    General Counsel
                  Robert M. Rhodes

                 /s/ JACOB C. BELIN                    Director                         March 26, 1998
-----------------------------------------------------
                   Jacob C. Belin

             /s/ RUSSELL B. NEWTON, JR.                Director                         March 26, 1998
-----------------------------------------------------
               Russell B. Newton, Jr.

                /s/ JOHN J. QUINDLEN                   Director                         March 26, 1998
-----------------------------------------------------
                  John J. Quindlen

                /s/ WALTER L. REVELL                   Director                         March 26, 1998
-----------------------------------------------------
                  Walter L. Revell

               /s/ FRANK S. SHAW, JR.                  Director                         March 26, 1998
-----------------------------------------------------
                 Frank S. Shaw, Jr.

               /s/ WINFRED L. THORNTON                 Director                         March 26, 1998
-----------------------------------------------------
                 Winfred L. Thornton

                  /s/ JOHN D. UIBLE                    Director                         March 26, 1998
-----------------------------------------------------
                    John D. Uible

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
St. Joe Corporation:

     We have audited the accompanying consolidated balance sheets of St. Joe Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joe Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Jacksonville, Florida
February 24, 1998

                              ST. JOE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  158,568   $  449,013
  Short-term investments....................................      51,034       88,011
  Accounts receivable.......................................      58,623       57,517
  Inventory.................................................      15,605       18,677
  Other assets..............................................      18,562       17,455
                                                              ----------   ----------
          Total current assets..............................     302,392      630,673
INVESTMENT AND OTHER ASSETS:
  Marketable securities.....................................     306,910      282,827
  Prepaid pension asset.....................................      40,861       30,157
  Other assets..............................................      37,341       28,414
                                                              ----------   ----------
          Total investment and other assets.................     385,112      341,398
Property, plant and equipment, net..........................     859,137      834,167
                                                              ----------   ----------
          Total assets......................................  $1,546,641   $1,806,238
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   29,735   $   28,480
  Accrued liabilities.......................................      18,777       21,615
  Income tax payable........................................       2,150        6,864
                                                              ----------   ----------
          Total current liabilities.........................      50,662       56,959
Accrued casualty reserves and other liabilities.............      15,014       18,185
Deferred income taxes.......................................     275,695      254,873
Minority interest in consolidated subsidiaries..............     298,466      279,280
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 180,000,000 shares authorized;
     91,697,811 and 91,495,950 issued and outstanding at
     December 31, 1997 and December 31, 1996,
     respectively...........................................      13,054        8,714
  Retained earnings.........................................     817,663    1,125,161
  Net unrealized gains on marketable securities available
     for sale...............................................      79,559       63,066
  Restricted stock deferred compensation....................      (3,472)          --
                                                              ----------   ----------
          Total stockholders' equity........................     906,804    1,196,941
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,546,641   $1,806,238
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              ST. JOE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                               (DOLLARS IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net sales...................................................  $112,340   $211,397   $120,292
Operating revenues..........................................   233,912    219,792    214,632
                                                              --------   --------   --------
          Total revenues....................................   346,252    431,189    334,924
Cost of sales...............................................    87,758     91,406     98,989
Operating expenses..........................................   161,518    160,397    156,900
Selling, general and administrative expenses................    44,215     31,215     31,718
                                                              --------   --------   --------
          Operating profit..................................    52,761    148,171     47,317
Other income
  Dividends.................................................     3,445      2,968      2,595
  Interest income...........................................    27,639     29,914     12,666
  Interest expense..........................................      (389)      (600)    (2,235)
  Gain on sales and other dispositions of property..........     4,417      3,423      2,674
  Other, net................................................     6,501      5,152      3,070
                                                              --------   --------   --------
          Total other income................................    41,613     40,857     18,770
                                                              --------   --------   --------
Income from continuing operations before income taxes and
  minority interest.........................................    94,374    189,028     66,087
Income tax expense
  Current...................................................    28,622     30,288      5,778
  Deferred..................................................    11,898     52,829     18,757
                                                              --------   --------   --------
          Total income tax expense..........................    40,520     83,117     24,535
                                                              --------   --------   --------
Income from continuing operations before minority
  interest..................................................    53,854    105,911     41,552
Minority interest...........................................    18,401     14,002     12,194
                                                              --------   --------   --------
Income from continuing operations...........................    35,453     91,909     29,358
                                                              --------   --------   --------
Income from discontinued operations
  Earnings (loss) from discontinued operations (net of
     income taxes of ($2,785) and $26,116, respectively)....        --     (4,528)    44,461
  Gain on sale of discontinued operations, net of income
     taxes of $48,705.......................................        --     88,641         --
                                                              --------   --------   --------
Net income..................................................  $ 35,453   $176,022   $ 73,819
                                                              ========   ========   ========
EARNINGS PER SHARE
Basic
Income from continuing operations...........................  $   0.39   $   1.00   $   0.32
Earnings from discontinued operations.......................        --      (0.05)      0.49
Gain on sale of discontinued operations.....................        --       0.97         --
                                                              --------   --------   --------
          Net income........................................  $   0.39   $   1.92   $   0.81
                                                              ========   ========   ========
Diluted
Income from continuing operations...........................  $   0.38   $   1.00   $   0.32
Earnings from discontinued operations.......................        --      (0.05)      0.49
Gain on sale of discontinued operations.....................        --       0.97         --
                                                              --------   --------   --------
          Net income........................................  $   0.38   $   1.92   $   0.81
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                              ST. JOE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     NET UNREALIZED
                                        COMMON STOCK                    GAIN ON
                              ---------------------------------        MARKETABLE        RESTRICTED STOCK
                                                      RETAINED    SECURITIES AVAILABLE       DEFERRED
                                SHARES     AMOUNT     EARNINGS          FOR SALE           COMPENSATION       TOTAL
                              ----------   -------   ----------   --------------------   ----------------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31,
  1994......................  91,495,950   $ 8,714   $  887,520          $40,747             $    --        $  936,981
  Net income................          --        --       73,819               --                  --            73,819
  Dividends ($.07 per
    share)..................          --        --       (6,100)              --                  --            (6,100)
  Increase in net unrealized
    gain, net of tax........          --        --           --           11,367                  --            11,367
                              ----------   -------   ----------          -------             -------        ----------
Balance at December 31,
  1995......................  91,495,950     8,714      955,239           52,114                  --         1,016,067
                              ----------   -------   ----------          -------             -------        ----------
  Net income................          --        --      176,022               --                  --           176,022
  Dividends ($.07 per
    share)..................          --        --       (6,100)              --                  --            (6,100)
  Increase in net unrealized
    gain, net of tax........          --        --           --           10,952                  --            10,952
                              ----------   -------   ----------          -------             -------        ----------
Balance at December 31,
  1996......................  91,495,950     8,714    1,125,161           63,066                  --         1,196,941
                              ----------   -------   ----------          -------             -------        ----------
  Net income................          --        --       35,453               --                  --            35,453
  Dividends ($.07 per
    share)..................          --        --       (6,113)              --                  --            (6,113)
  Special distributions
    ($3.67 per share).......          --        --     (336,838)              --                  --          (336,838)
  Increase in net unrealized
    gain, net of tax........          --        --           --           16,493                  --            16,493
  Restricted stock
    granted.................     201,861     4,340           --               --              (4,340)               --
  Amortization of restricted
    stock deferred
    compensation............          --        --           --               --                 868               868
                              ----------   -------   ----------          -------             -------        ----------
Balance at December 31,
  1997......................  91,697,811   $13,054   $  817,663          $79,559             $(3,472)       $  906,804
                              ==========   =======   ==========          =======             =======        ==========

                See notes to consolidated financial statements.

                              ST. JOE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
                                                          1997          1996          1995
                                                        ---------     ---------     ---------
                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..........................................  $  35,453     $ 176,022     $  73,819
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization.........     32,527        28,758        28,551
     Minority interest in income......................     18,401        14,002        12,194
     Gain on sale of property and note receivable.....     (4,817)       (3,423)       (2,674)
     Gain on sale of discontinued operations..........         --       (88,641)           --
     Deferred income tax expense......................     11,898        52,829        18,757
     Changes in operating assets and liabilities:
       Accounts receivable............................     (1,106)      (13,127)       (3,139)
       Inventory......................................      3,072         1,915          (828)
       Other assets...................................    (10,586)       (8,893)       (4,790)
       Accounts payable, accrued liabilities, casualty
          reserves and other..........................     (4,301)        5,435        (4,279)
       Income taxes payable...........................     (4,714)       11,178        (7,012)
       Discontinued operations -- noncash charges and
          working capital changes.....................         --       (58,710)       43,483
                                                        ---------     ---------     ---------
Net cash provided by operating activities.............     75,827       117,345       154,082
Cash flows from investing activities:
  Purchases of property, plant and equipment..........    (66,629)      (64,271)      (78,816)
  Investing activities of discontinued operations.....         --        (4,327)      (28,102)
  Purchases of investments:
     Available for sale...............................    (87,796)      (21,928)      (31,247)
     Held to maturity.................................   (100,350)     (180,797)     (168,607)
  Investments in joint ventures and acquisitions......    (20,154)           --            --
  Proceeds from dispositions of assets................     14,417         9,743         5,119
  Proceeds from sale of discontinued operations.......         --       445,055            --
  Maturities and redemptions of investments:
     Available for sale...............................    108,810        18,291        29,058
     Held to maturity.................................    119,644       121,111       135,480
  Proceeds from sale of note receivable...............     10,400            --            --
                                                        ---------     ---------     ---------
Net cash provided by/(used in) investing activities...    (21,658)      322,877      (137,115)
Cash flows from financing activities:
  Dividends and special distributions paid to
     stockholders.....................................   (342,950)       (6,100)       (6,100)
  Dividends paid to minority interest.................     (1,664)       (1,666)       (1,655)
  Repayment of debt...................................         --            --       (28,882)
  Financing activities of discontinued operations.....         --          (245)       (9,917)
                                                        ---------     ---------     ---------
Net cash used in financing activities.................   (344,614)       (8,011)      (46,554)
Net increase (decrease) in cash and cash
  equivalents.........................................   (290,445)      432,211       (29,587)
Cash and cash equivalents at beginning of year........    449,013        16,802        46,389
                                                        ---------     ---------     ---------
Cash and cash equivalents at end of year..............  $ 158,568     $ 449,013     $  16,802
                                                        =========     =========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest.........................................  $     389     $   1,009     $   4,541
     Income taxes.....................................  $  33,686     $ 120,789     $  45,283

                See notes to consolidated financial statements.

                              ST. JOE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  NATURE OF OPERATIONS

     St. Joe Corporation (the "Company") is a diversified corporation engaged in real estate, forestry, transportation and sugar operations. The Company has also recently entered into resort and entertainment operations. Forestry has operations in both Florida and Georgia, while the remaining businesses operate principally within the state of Florida. Consequently, the Company's performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

  Real Estate

     The Company currently conducts its real estate operations in two principal segments: commercial/ industrial development and management and community/residential development. The Company owns and manages commercial and industrial properties primarily through Gran Central Corporation ("GCC"), a wholly-owned subsidiary of Florida East Coast Industries, Inc. ("FECI"). GCC's buildings are primarily Class "A" office space and high quality commercial/industrial facilities located in Jacksonville, Miami, and the Orlando area of Florida. The Company's community/residential development division consists of large tracts of land in west Florida near Tallahassee, Florida and northwest Florida including significant Gulf of Mexico frontage. On November 12, 1997, the Company, through two subsidiaries, purchased certain assets, including management and proprietary information systems, of Arvida Company through a newly formed joint venture for the purpose of developing and/or managing residential communities on certain lands owned by the Company, as well as the purchase of other lands for development and management. The Company owns 74% of the new limited partnership, St. Joe/Arvida Company, L.P. ("Arvida").

  Forestry

     The Company is the largest private owner of timberlands in Florida. The principal product of the Company's forestry operations is softwood pulpwood. In addition, the Company produces and sells sawtimber. The majority of the wood harvested by the Company is sold under a long term wood fiber supply agreement to the Company's former linerboard mill, which it sold to Florida Coast Paper Company, L.L.C. ("FCP") in May, 1996.

     After the closure of the mill for several months in 1997, the Company renegotiated its 15 year supply contract with FCP to allow it to supply pulpwood to the mill at a level (700,000 tons per year beginning June 1, 1998) significantly lower than historical levels.

     The Company sought to reduce its obligation to supply pulpwood under the agreement and intends to extend growing periods for certain portions of its timber and to sell such timber in the form of higher-margin products, which the Company anticipates will increase the long-term profitability of its forestry operations.

  Transportation

     FECI's subsidiary, Florida East Coast Railway ("FEC"), provides rail and freight service between Jacksonville and Miami, Florida and branch line track between Fort Pierce and Lake Harbor, Florida. FEC has the only coastal right-of-way between Jacksonville and West Palm Beach, Florida. The principal commodities carried by rail include trailers-on-flatcar, containers-on-flatcar, crushed stone, cement, automobile vehicles and parts. FEC also has a trucking operation which is an interstate, irregular route, common carrier with terminals located throughout the eastern half of the United States. The Company also owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad that operates between Port St. Joe and Chattahoochee, Florida. Its principal commodities include coal, pulpwood, pulpboard woodchips, and tall oil chemicals.

                              ST. JOE CORPORATION

  Sugar

     Talisman Sugar Corporation ("Talisman"), a wholly-owned subsidiary of the Company, grows sugarcane in the Belle Glade region of south central Florida. Talisman processes this sugarcane at its mill facility and sells all of the output of raw sugar to the Everglades Sugar Refinery, Inc., a subsidiary of Savannah Foods & Industries, Inc. The Company has agreed in principle to sell its sugar lands to certain federal and state government agencies on or before June 6, 1998 for $133.5 million in cash. In the event the proposed sale is consummated, Talisman would retain the right to farm the sugar lands through the 2002-2003 crop year. The proposed transaction is subject to both government and board approval.

2.  DISCONTINUED OPERATIONS

  Communications

     On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. ("SJCI") to TPG Communications, Inc. for $96,098. TPG Communications, Inc. assumed $17,963 of SJCI interest bearing debt. SJCI sold its interest in three remaining cellular partnerships for an aggregate of $25,113. The Company recorded a $39,154 gain on the sale net of tax. SJCI's revenues through the April 11, 1996 sale date were $9,335. Revenues in 1995 were $32,826. During 1995, the Company had previously sold a cellular partnership interest for $2,104. Earnings for SJCI were $1,120, and $6,767 for 1996 and 1995, respectively.

  Forest Products

     On May 30, 1996, the Company sold its linerboard mill and container plants. Proceeds from the sale included $323,844 cash and a $10,000 senior subordinated note, (the "Promissory Note"). The gain on the sale was $49,487, net of tax. Revenues for the linerboard mill and container plants through May 30, 1996 were $156,305 and for the year ended December 31, 1995 were $438,399. Earnings (loss) for the linerboard mill and container plants were ($5,648) and $37,694 for 1996 and 1995, respectively. On November 25, 1997, the Company sold the Promissory Note to an unrelated third party for approximately $10,400 which resulted in a pre-tax gain of approximately $400.

     On March 31, 1997, a special distribution of a portion of the net proceeds of the sales of $3.33 per share was paid to shareholders of record on March 21, 1997, and on December 30, 1997, the remaining net proceeds of $.34 per share were distributed to shareholders of record on December 19, 1997.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in joint ventures in which the Company does not have control are carried using the equity method. All significant intercompany transactions and balances have been eliminated except for sales of continuing operations of $18,988 and $59,535 derived from discontinued operations in the years ended December 31, 1996 and 1995, respectively. The unrealized profit in ending inventories relating to these sales has been eliminated.

                              ST. JOE CORPORATION

     Investments in joint ventures as of December 31, consist of:

                                                               1997     1996
                                                              ------    ----
Deerfield Park, LLC.........................................  $5,618    $ --
St. Joe/CNL Realty Group, LTD...............................   1,438      --
Al-Zar, LTD.................................................     144     144
                                                              ------    ----
                                                              $7,200    $144
                                                              ======    ====

  Revenue Recognition

     Net sales include real estate property sales, timber sales and sugar sales. Operating revenues include realty rental revenue and transportation revenue.

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

  Cash and Cash Equivalents

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition dates of three months or less.

  Inventories

     Inventories are stated at the lower of cost or market. Costs for substantially all inventories are determined under the first in, first out
(FIFO) or the average cost method.

  Property, Plant and Equipment

     Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets.

     Depletion of timber is determined by the units of production method. An adjustment to depletion is recorded, if necessary, based on the continuous forest inventory ("CFI") analysis prepared every five years.

     Railroad properties are depreciated and amortized using the straight-line method at rates established by regulatory agencies. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

  Deferred Cane Crop Costs

     Sugarcane plantings generally yield two annual harvests, depending on weather conditions and soil quality, before replanting is necessary. New planting costs are amortized on a straight-line basis over two years.

  Amortization of Goodwill and Deferred Compensation

     Goodwill, primarily associated with the acquisition of Arvida, is being amortized on a straight-line basis over a period of 30 years. Deferred compensation is being amortized on a straight-line basis over a five-year vesting period, which is deemed to be the period for which services are performed.

                              ST. JOE CORPORATION

  Earnings Per Common Share

     Earnings per common share ("EPS") are based on the weighted average number of common shares outstanding during the year as adjusted for the three-for-one stock split effective January 12, 1998 totaling 91,695,046 shares in 1997 and 91,495,950 shares in 1996 and 1995. Diluted EPS assumes weighted average options to purchase 1,379,495 shares of common stock have been exercised using the treasury stock method. During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". All periods presented have been restated to reflect the provisions of SFAS No. 128.

  Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 has been applied. Under APB No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Income Taxes

     The Company follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS 109 also requires the recognition of a deferred tax liability on the undistributed earnings of subsidiaries applied on a prospective basis.

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

     The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related income tax effect and minority interest in consolidated subsidiaries, on available-for-sale

                              ST. JOE CORPORATION
securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

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

  Long-Lived Assets

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

  Restatements

     All share numbers and per share amounts have been restated to reflect the three-for-one split of the Company's common stock, which became effective on January 12, 1998.

4.  INVENTORY

     Inventory as of December 31 consist of:

                                                               1997       1996
                                                              -------    -------
Materials and supplies......................................  $12,383    $13,530
Sugar.......................................................    3,222      5,147
                                                              -------    -------
                                                              $15,605    $18,677
                                                              =======    =======

                              ST. JOE CORPORATION

5.  MARKETABLE SECURITIES

     Marketable securities as of December 31, 1997, consist of:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
Short term investments (maturing within one
  year)
  Available-for-sale
     U.S. Government securities...............  $ 48,902    $ 48,940    $     38       $--
     Other corporate debt securities..........     2,094       2,094          --        --
                                                --------    --------    --------       ---
                                                $ 50,996      51,034    $     38        --
                                                ========    ========    ========       ===
Marketable securities
  Available-for-sale
     U.S. Government securities
       Maturing in one to five years..........  $107,659    $108,242    $    583       $--
       Maturing in five to ten years..........       767         788          21        --
     Tax exempt municipals
       Maturing in one to five years..........    19,750      20,158         408        --
       Maturing in five to ten years..........    18,326      19,304         978        --
       Maturing in more than ten years........     3,408       3,388          --        20
     Equity securities........................    17,351     146,349     128,998        --
     Mortgage backed securities
       Maturing in one to five years..........       110         110          --        --
       Maturing in five to ten years..........       833         845          12        --
       Maturing in more than ten years........     3,443       3,512          67        --
     Other corporate debt securities
       Maturing in one to five years..........     2,358       2,345          --        13
       Maturing in five to ten years..........       857       1,761         904        --
       Maturing in more than ten years........        95         108          13        --
                                                --------    --------    --------       ---
                                                $174,957    $306,910    $131,986       $33
                                                ========    ========    ========       ===

     During 1997, consistent with the Company's expected capital expenditure needs, approximately $137 million of securities classified as held to maturity were transferred to available for sale. Net unrealized gains were not material.

     Marketable securities as of December 31, 1996, consist of:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
Short term investments (maturing within one
  year)
  Held to maturity
     U.S. Government securities...............  $ 87,007    $ 87,226    $    296      $   77
     Tax exempt municipals....................     1,004       1,005           1          --
                                                --------    --------    --------      ------
                                                $ 88,011    $ 88,231    $    297      $   77
                                                ========    ========    ========      ======
Marketable securities
  Available-for-sale
     U.S. Government securities
       Maturing in one to five years..........  $  1,226    $  1,226    $      3      $    3
       Maturing in five to ten years..........       152         151          --           1

                              ST. JOE CORPORATION

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
  Tax exempt municipals
     Maturing in one to five years............    10,624      10,945         321          --
     Maturing in five to ten years............    19,726      20,336         610          --
     Maturing in more than ten years..........     4,281       4,265          --          16
  Equity securities...........................    13,534     117,128     103,594          --
  Mortgage backed securities
     Maturing in one to five years............        71          71          --          --
     Maturing in five to ten years............       342         343           1          --
     Maturing in more than ten years..........     3,210       3,255          45          --
  Other corporate debt securities
     Maturing in one to five years............       920         931          11          --
     Maturing in five to ten years............       463         468           5          --
     Maturing in more than ten years..........        95         105          10          --
                                                --------    --------    --------      ------
                                                  54,644     159,224     104,600          20
                                                --------    --------    --------      ------
  Held to maturity
     U.S. Government securities
       Maturing in one to five years..........   114,371     113,454         333       1,250
     Tax exempt municipals
       Maturing in one to five years..........     7,079       7,121          42          --
       Maturing in more than ten years........        56         725         669          --
     Mortgage backed securities
       Maturing in one to five years..........        --         400         400          --
       Maturing in more than ten years........        41          44           3          --
     Other corporate securities
       Maturing in one to five years..........     2,056       2,475         502          83
                                                --------    --------    --------      ------
                                                 123,603     124,219       1,949       1,333
                                                --------    --------    --------      ------
                                                $178,247    $283,443    $106,549      $1,353
                                                ========    ========    ========      ======

6.  ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consist of:

                                                               1997        1996
                                                              -------     -------
Payroll and benefits........................................  $ 1,753     $ 5,716
Payroll taxes...............................................      109         403
Property and other taxes....................................    1,709       4,248
Accrued casualty reserves...................................   20,157      18,984
Other accrued liabilities...................................   10,063      10,449
                                                              -------     -------
                                                               33,791      39,800
Less: noncurrent accrued casualty reserves and other
  Liabilities...............................................   15,014      18,185
                                                              -------     -------
                                                              $18,777     $21,615
                                                              =======     =======

                              ST. JOE CORPORATION

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of December 31 consist of:

                                                                               ESTIMATED
                                                   1997           1996        USEFUL LIFE
                                                ----------     ----------     -----------
Land and timber...............................  $  136,941     $  134,811              --
Land improvements.............................      19,877         19,770              20
Buildings.....................................       4,407          3,702              45
Machinery and equipment.......................     623,746        630,847           12-30
Office equipment..............................       2,089          1,150              10
Autos, trucks, and airplane...................       3,098          2,829            3-10
Construction in progress......................      29,780          3,844              --
Investment property...........................     374,204        359,689         Various
                                                ----------     ----------
                                                 1,194,142      1,156,642
Accumulated depreciation......................     335,005        322,475
                                                ----------     ----------
                                                $  859,137     $  834,167
                                                ==========     ==========

     Real estate properties having net book value of $219.3 million at December 31, 1997 are leased under non-cancelable operating leases with expected aggregate rentals of $107.1 million of which $30.7, $26.3, $21.8, $17.9 and $10.4 million is due in the years 1998 through 2002, respectively.

8.  INCOME TAXES

     Total income tax expense for the years ended December 31 was allocated as follows:

                                                      1997         1996        1995
                                                     -------     --------     -------
Income from continuing operations..................  $40,521     $ 83,117     $24,535
Earnings (loss) from discontinued operations.......       --       (2,785)     26,116
Gain on the sale of discontinued operations........       --       48,705          --
Stockholders' equity, for recognition of unrealized
  gain on debt and marketable equity securities....   10,590        9,428       8,778
                                                     -------     --------     -------
                                                     $51,111     $138,465     $59,429
                                                     =======     ========     =======

     Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

                                                             1997      1996      1995
                                                            -------   -------   -------
Tax at the statutory federal rate.........................  $33,031   $66,159   $23,131
Dividends received deduction and tax free interest........   (1,752)   (4,311)   (1,277)
Excise tax on reversion of prepaid pension asset .........    5,352    13,228        --
State income taxes (net of federal benefit)...............    3,382     5,839     1,916
Undistributed earnings of FECI............................    1,382     1,262       916
Other, net................................................     (875)      940      (151)
                                                            -------   -------   -------
                                                            $40,520   $83,117   $24,535
                                                            =======   =======   =======

                              ST. JOE CORPORATION

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                1997       1996
                                                              --------   --------
Deferred tax assets:
  Accrued casualty and other reserves.......................  $  9,999   $ 11,915
  Other.....................................................     1,531      1,287
                                                              --------   --------
          Total deferred tax assets.........................    11,530     13,202
                                                              --------   --------
Deferred tax liabilities:
  Tax in excess of financial depreciation...................   110,100    112,023
  Deferred gain on land sales...............................     7,224      7,224
  Deferred gain on subsidiary's defeased bonds..............     1,700      1,929
  Unrealized gain on debt and marketable equity
     securities.............................................    50,920     40,330
  Deferred gain on involuntary conversion of land...........    65,715     66,682
  Prepaid pension asset recognized for financial
     reporting..............................................    36,192     26,712
  Other.....................................................    11,906      8,042
                                                              --------   --------
          Total gross deferred tax liabilities..............   283,758    262,942
                                                              --------   --------
          Net deferred tax liability........................  $272,228   $249,740
                                                              ========   ========

     Based on the timing of reversal of future taxable amounts and the Company's history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. The current net deferred tax assets of $3,467 and $5,133 are recorded in other current assets as of December 31, 1997 and 1996, respectively.

     The Company has not recognized a deferred tax liability of approximately $17,842 for the undistributed earnings of FECI that arose in 1992 and prior years because the Company does not currently expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investment. As of December 31, 1997, the undistributed earnings of the subsidiary for which no deferred tax liability was provided were approximately $48,454.

9.  EMPLOYEE BENEFITS PLANS

     The Company sponsors defined benefit pension plans which covered approximately 6% and 10% of its employees in 1997 and 1996, respectively. The benefits are based on the employees' years of service or years of service and compensation during the last five or ten years of employment. The Company's funding policy is to contribute annually the maximum contribution required by ERISA.

     A summary of the net periodic pension credit follows:

                                                                1997       1996
                                                              --------   --------
Service cost................................................  $    184   $  1,659
Interest cost...............................................     7,322      7,923
Actual return on assets.....................................   (48,914)   (26,606)
Net amortization and deferral...............................    32,052     11,555
                                                              --------   --------
          Total pension income..............................  $ (9,356)  $ (5,469)
                                                              ========   ========

                              ST. JOE CORPORATION

\A summary of the plans' funded status as of December 31 was:

                                                                1997       1996
                                                              --------   --------
Accumulated benefit obligation, including vested benefits of
  $111,397 and $105,627 in 1997 and 1996, respectively......  $111,567   $106,368
                                                              ========   ========
Projected benefit obligation for service rendered to date...   112,487    108,726
Plan assets at fair value, primarily listed stocks and U.S.
  bonds.....................................................   231,790    193,937
                                                              --------   --------
Plan assets in excess of projected benefit obligation.......   119,303     85,211
Unrecognized net (gain) loss................................   (69,831)   (42,011)
Unrecognized prior service cost.............................       114        768
Unrecognized transition asset...............................    (8,725)   (12,829)
Additional cost for special termination benefits............        --       (982)
                                                              --------   --------
Prepaid pension cost........................................  $ 40,860   $ 30,157
                                                              ========   ========

     The weighted-average discount rates for the plans were 7% in 1997 and 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 6% in 1997 and 1996. The expected long-term rates of return on assets was 8% in 1997 and 1996.

     As discussed in note 2, several of the Company's operations were sold during 1996, which significantly reduced the number of employees covered under the defined benefit plans. The defined benefit plans' assets were not a part of the sales. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a curtailment gain of approximately $3.7 million ($.5 million net of tax). The Company also recognized in 1997 a settlement gain of $2.0 million ($.2 million net of tax) resulting from certain lump-sum distributions paid during the year.

     On February 25,1997, the Board of Directors approved an interim severance program. The program was available to all employees (including early and regular retirees) who elected to leave employment with the Company prior to May 2, 1997. The Company recognized a curtailment loss of approximately $.6 million ($.1 million net of tax)as a result of those who elected early retirement.

     The Company's pension plans are in an overfunded position and with the reduction in employees resulting from the sales of several of the Company's operations, it is unlikely that the overfunding will be realized other than by a plan termination and reversion of excess assets. Accordingly, a 50% excise tax has been included in the tax effects of the pension income as well as the curtailment gain and settlement loss. The Company has no immediate plans to terminate the pension plans and is in the process of evaluating other alternatives.

     (d) Deferred Compensation Plans and ESOP

     The Company also has other defined contribution plans which cover substantially all its salaried employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $963, $1,081, and $1,322, in 1997, 1996, and 1995, respectively.

     The Company had an Employee Stock Ownership Plan (the "ESOP") for the purpose of purchasing stock of the Company for the benefit of qualified employees. On November 21, 1996 the Pension committee of the Board of Directors of the Company voted to terminate the ESOP effective December 31, 1996. Contributions to the ESOP were limited to .5% of compensation of employees covered under the ESOP.

                              ST. JOE CORPORATION

     (e) Stock-Based Compensation Plans

     Effective January 6, 1997, the Company granted Mr. Rummell, Chairman and CEO of the Company, 201,861 restricted shares of the Company's common stock. The restricted shares vest in equal installments on the first five anniversaries of the date of grant. The Company has recorded deferred compensation of approximately $3.5 million for the unamortized portion of this grant as of December 31, 1997. Compensation expense related to this grant totaled approximately $.9 million in 1997.

     On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 6.03 million shares. During 1997, awards were granted to certain officers of the Company totaling 5.6 million shares. The options are exercisable in equal installments on the first anniversaries of the date of grant and expire generally 10 years after date of grant.

     The options were granted at the Company's current market price on the date of grant and range from $19.14 to $31.83 after adjustment for the effects of the special distribution paid on March 31, 1997. At December 31, 1997 there were .4 million additional shares available for grant under the Incentive Plan.

     The per share weighted average fair value of stock options granted during 1997 was $10.39 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1997 -- .8% expected dividend yield, risk-free interest rate of 5.89%, weighted average expected volatility of 23.06% and an expected life of 7.5 years.

     The Company applies APB Opinion No. 25 in accounting for its Incentive Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, The Company's net income would have been reduced to the pro forma amounts indicated below:

          Net income -- pro forma -- $29.6 million
          Per share -- pro forma -- $.32 per share basic and diluted

     The following table presents information regarding all options outstanding at December 31, 1997.

                      WEIGHTED AVERAGE
     NUMBER OF           REMAINING          RANGE OF       WEIGHTED AVERAGE
OPTIONS OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICES    EXERCISE PRICE
-------------------   ----------------   ---------------   ----------------
       981,000           9.7 years       $19.14-  $24.92        $19.67
     4,662,480           9.1 years       $28.23-  $31.83        $31.25
     ---------
     5,643,480           9.3 years       $19.14-  $31.83        $21.69

     There are no options currently exercisable at December 31, 1997.

                              ST. JOE CORPORATION

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  QUARTERS ENDED
                                               ----------------------------------------------------
                                               DECEMBER 31,     SEPTEMBER 30    JUNE 30    MARCH 31
                                               -------------    ------------    -------    --------
1997
Net sales and operating revenues.............     $94,358         $69,413       $94,102    $ 88,379
Operating profit.............................      10,745          15,887        15,874      10,255
Net income from continuing operations........       7,173           9,056        11,214       8,010
Income (loss) from discontinued operations...          --              --            --          --
Net Income...................................       7,173           9,056        11,214       8,010
Earnings per share -- Basic..................         .09             .10           .12         .09
Earnings per share -- Diluted................         .09             .10           .12         .08
1996
Net sales and operating revenues.............      95,481          84,556        80,190     170,962
Operating profit.............................      22,125           9,595        23,053      93,398
Net income from continuing operations........      14,991          11,449         5,790      59,679
Income from discontinued operations..........      (7,003)*            --        82,227       8,889
Net income...................................       7,988          11,449        88,017      68,568
Earnings per share -- Basic..................        0.08            0.13          0.96        0.75

---------------

* The total gain on discontinued operations declined by approximately $7 million during the fourth quarter as a result of finalizing the postclosing working capital adjustments, closing expenses and the pension curtailment gain, previously estimated.

11.  SEGMENT INFORMATION

     Total net sales and operating revenues represent sales to unaffiliated customers, as reported in the Company's consolidated statements of income and intercompany sales which occurred principally between the Forestry and Transportation segments and discontinued operations. Operating profit is net sales and operating revenues less directly traceable costs and expenses. In computing operating profit, the following items have not been considered: other income (expense) and provision for income taxes.

     Identifiable assets by lines of business are those assets that are used in the Company's operations in each segment. Other assets are composed of cash, marketable securities and miscellaneous nonsegment assets.

                              ST. JOE CORPORATION

     Information by lines of business segment follows:

                                                        1997         1996         1995
                                                     ----------   ----------   ----------
Net sales and operating revenues
     Transportation................................  $  194,961   $  185,484   $  184,450
     Real Estate...................................      70,254      134,530       32,870
     Forestry......................................      31,700       56,679       60,057
     Sugar.........................................      49,320       54,496       57,547
     Resort........................................          17           --           --
                                                     ----------   ----------   ----------
  Consolidated.....................................  $  346,252   $  431,189   $  334,924
                                                     ==========   ==========   ==========
Operating profit:
     Transportation................................  $   33,379   $   26,711   $   25,763
     Real Estate...................................      18,021      109,450       11,621
     Forestry......................................       2,282        2,337         (555)
     Sugar.........................................       7,023        8,281       13,310
     Resort........................................         (17)          --           --
     Other.........................................      (7,927)       1,392       (2,822)
                                                     ----------   ----------   ----------
  Consolidated.....................................  $   52,761   $  148,171   $   47,317
                                                     ==========   ==========   ==========
Assets:
     Transportation................................  $  433,336   $  413,100   $  407,969
     Real Estate...................................     549,027      373,799      290,013
     Forestry......................................     121,758      114,710      111,848
     Sugar.........................................      78,059       77,824       72,647
     Resort........................................       1,711           --           --
     Discontinued operations.......................          --           --      296,001
     Other.........................................     362,750      826,805      352,516
                                                     ----------   ----------   ----------
  Consolidated.....................................  $1,546,641   $1,806,238   $1,530,994
                                                     ==========   ==========   ==========
Capital expenditures:
     Transportation................................  $   13,459   $   15,800   $   28,204
     Real Estate...................................      46,842       43,708       45,029
     Forestry......................................       3,156        4,672        5,413
     Sugar.........................................         339           91          170
     Resort........................................         109           --           --
     Other.........................................       2,724           --           --
                                                     ----------   ----------   ----------
  Consolidated.....................................  $   66,629   $   64,271   $   78,816
                                                     ==========   ==========   ==========
Depreciation and depletion:
     Transportation................................  $   19,196   $   18,067   $   18,840
     Real Estate...................................       8,881        7,808        5,733
     Forestry......................................         803        1,148        2,307
     Sugar.........................................       1,642        1,735        1,671
     Resort........................................          --           --           --
     Other.........................................         321           --           --
                                                     ----------   ----------   ----------
  Consolidated.....................................  $   31,659   $   28,758   $   28,551
                                                     ==========   ==========   ==========

                              ST. JOE CORPORATION

12.  CONTINGENCIES

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

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $7,270 and $5,500 as of December 31, 1997 and 1996, respectively.

                          INDEPENDENT AUDITORS' REPORT

                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders
St. Joe Corporation:

     Under date of February 24, 1998, we reported on the consolidated balance sheets of St. Joe Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in this annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Jacksonville, Florida
February 24, 1998

                              ST. JOE CORPORATION

                           SCHEDULE II (CONSOLIDATED)
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             BALANCE AT    ADDITIONS
                                             BEGINNING     CHARGED TO                 BALANCE AT
RESERVES INCLUDED IN LIABILITIES              OF YEAR       EXPENSE      PAYMENTS     END OF YEAR
--------------------------------             ----------    ----------    ---------    -----------
                                                            (DOLLARS IN THOUSANDS)
1997
Accrued casualty reserves..................  $28,183.00    $ 5,381.00    $8,488.00    $25,076.00(a)
1996
Accrued casualty reserves..................   16,635.00     19,698.00     8,150.00     28,183.00(a)(b)
1995
Accrued casualty reserves..................   21,019.00      4,742.00     9,126.00     16,635.00(a)

---------------

(a) Includes $12,135, $12,445, and $7,322 in current liabilities at December 31, 1996, and 1995, respectively. The remainder is included in "Accrued casualty reserves and other liabilities."
(b) 1996 additions include $5,272 related to discontinued operations and charged to expense in prior years.

                              ST. JOE CORPORATION
                          SCHEDULE III (CONSOLIDATED)
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       DECEMBER 31, 1997, 1996, AND 1995

                                                    INITIAL COST TO COMPANY
                                     -----------------------------------------------------
                                                                                 COSTS
                                                                              CAPITALIZED
                                                              BUILDINGS &    SUBSEQUENT TO
            DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION
-----------------------------------  ------------   -------   ------------   -------------
                                                        (IN THOUSANDS)
DUVAL COUNTY
Office Buildings (8)...............      --             604          --          64,599
Office/Showroom/Warehouses (8).....      --           1,502          --          32,712
Office/Warehouse (2)...............      --              --          --          11,708
Front Load Warehouse...............                      --          --           2,690
Rail Warehouse.....................                      --          --           2,827
Land w/Infrastructure..............      --           6,593          --          11,807
Unimproved Land & Misc Assets......      --             659          --             397
City & Residential Lots............                     362          82              --
ST. JOHNS COUNTY
Unimproved Land....................      --           2,631          --             408
Land with Infrastructure...........      --              10          --             677
FLAGLER COUNTY
Unimproved Land....................      --           3,218          --           1,184
VOLUSIA COUNTY
Unimproved Land....................      --           3,098          --             529
BREVARD COUNTY
Office/Showroom/Warehouse (1)......      --              --          --              --
Land w/Infrastructure..............      --           3,633          --             106
Unimproved Land....................      --           3,874          --               3
INDIAN RIVER
Unimproved Land....................      --               1          --              --
ST. LUCIE COUNTY
Unimproved Land....................      --             639          --               4
MARTIN COUNTY
Land w/Infrastructure..............      --           1,734          --           2,416
Unimproved Land....................      --           2,535          --             237
PUTNAM COUNTY
Unimproved Land....................      --               2          --              --
PALM BEACH COUNTY
Office/Showroom/Warehouse (1)......      --             113          --           2,984
Rail Warehouses (2)................      --             449          --           4,253
Cross Docks (4)....................      --             117          --           3,787
Land w/Infrastructure..............      --           1,581          --              --
Unimproved Land....................      --             847          --              28

                                           CARRIED AT CLOSE OF PERIOD
                                     ---------------------------------------
                                                                                                 DATE
                                                                                              CAPITALIZED
                                     LAND & LAND    BUILDINGS AND              ACCUMULATED        OR
            DESCRIPTION              IMPROVEMENTS   IMPROVEMENTS     TOTAL     DEPRECIATION    ACQUIRED
-----------------------------------  ------------   -------------   --------   ------------   -----------
                                                                (IN THOUSANDS)
DUVAL COUNTY
Office Buildings (8)...............      11,375         53,828        65,203       8,030           1985
Office/Showroom/Warehouses (8).....       6,627         27,587        34,214       5,695           1987
Office/Warehouse (2)...............       3,834          7,874        11,708         990           1994
Front Load Warehouse...............         598          2,092         2,690          19             --
Rail Warehouse.....................         632          2,195         2,827          22             --
Land w/Infrastructure..............      18,400             --        18,400         716             --
Unimproved Land & Misc Assets......         725            331         1,056         194             --
City & Residential Lots............         362             82           444          68             --
ST. JOHNS COUNTY
Unimproved Land....................       3,039             --         3,039          --        Various
Land with Infrastructure...........         688             --           688          --             --
FLAGLER COUNTY
Unimproved Land....................       4,402             --         4,402          --        Various
VOLUSIA COUNTY
Unimproved Land....................       3,627             --         3,627          --        Various
BREVARD COUNTY
Office/Showroom/Warehouse (1)......          --             --            --          --
Land w/Infrastructure..............       3,739             --         3,739                    Various
Unimproved Land....................       3,877             --         3,877          --        Various
INDIAN RIVER
Unimproved Land....................           1             --             1          --        Various
ST. LUCIE COUNTY
Unimproved Land....................         643             --           643          --        Various
MARTIN COUNTY
Land w/Infrastructure..............       4,150             --         4,150         190        Various
Unimproved Land....................       2,772             --         2,772          --        Various
PUTNAM COUNTY
Unimproved Land....................           2             --             2          --             --
PALM BEACH COUNTY
Office/Showroom/Warehouse (1)......         599          2,498         3,097         977             --
Rail Warehouses (2)................         557          4,145         4,702       1,371             --
Cross Docks (4)....................       1,262          2,642         3,904       1,179             --
Land w/Infrastructure..............       1,581             --         1,581          --             --
Unimproved Land....................         875             --           875          --             --

                              ST. JOE CORPORATION
                          SCHEDULE III (CONSOLIDATED)
            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                       DECEMBER 31, 1997, 1996, AND 1995

                                                    INITIAL COST TO COMPANY
                                     -----------------------------------------------------
                                                                                 COSTS
                                                                              CAPITALIZED
                                                              BUILDINGS &    SUBSEQUENT TO
            DESCRIPTION              ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION
-----------------------------------  ------------   -------   ------------   -------------
                                                        (IN THOUSANDS)
BROWARD COUNTY
Rail Warehouse (1).................      --              85          --           1,708
Land w/Infrastructure..............      --             999          --             122
Unimproved Land....................      --           1,186          --             111
MANATEE COUNTY
Unimproved Land....................      --              14          --              87
DADE COUNTY
Cross Dock (1).....................      --             137          --           1,018
Double Front Load Warehouse (1)....      --             768          --           6,275
Rail Warehouses (6)................      --             808          --          28,251
Office/Showroom/Warehouses (5).....      --           1,003          --          18,475
Office/Warehouses (4)..............      --           1,462          --          32,421
Front Load Warehouses (8)..........      --           1,943          --          28,633
Office/Service Center (1)..........      --             285          --           2,705
Transit Warehouse (1)..............      --               6          --             283
Land w/Infrastructure..............      --          14,576          --          32,812
Unimproved Land & Misc Assets......      --           3,757          --             294
ORANGE COUNTY
Land w/Infrastructure..............      --              --          --           8,799
GULF COUNTY
Unimproved Land....................      --              --          --              --
BAY COUNTY
Land w/Infrastructure..............                       1          --             643
Office Building....................                       2          --           2,078
Unimproved Land....................                     516          --             141
LEON COUNTY
Land w/Infrastructure..............                     603          --              30
WALTON COUNTY
Land w/ Infrastructure.............      --              71          --             565
Other Counties.....................
Unimproved Land....................                     202          30           2,656
        TOTALS                           --          62,627         112         311,464

                                           CARRIED AT CLOSE OF PERIOD
                                     ---------------------------------------
                                                                                                 DATE
                                                                                              CAPITALIZED
                                     LAND & LAND    BUILDINGS AND              ACCUMULATED        OR
            DESCRIPTION              IMPROVEMENTS   IMPROVEMENTS     TOTAL     DEPRECIATION    ACQUIRED
-----------------------------------  ------------   -------------   --------   ------------   -----------
                                                                (IN THOUSANDS)
BROWARD COUNTY
Rail Warehouse (1).................         405          1,388         1,793         686           1986
Land w/Infrastructure..............       1,121             --         1,121          --        Various
Unimproved Land....................       1,297             --         1,297          --        Various
MANATEE COUNTY
Unimproved Land....................         101             --           101          --        Various
DADE COUNTY
Cross Dock (1).....................         137          1,018         1,155         289           1987
Double Front Load Warehouse (1)....       1,985          5,058         7,043       1,211           1993
Rail Warehouses (6)................       8,119         20,940        29,059       4,517           1988
Office/Showroom/Warehouses (5).....       5,766         13,712        19,478       4,149           1988
Office/Warehouses (4)..............       9,155         24,728        33,883       3,692           1990
Front Load Warehouses (8)..........       9,783         20,793        30,576       4,242           1991
Office/Service Center (1)..........         873          2,117         2,990         327           1994
Transit Warehouse (1)..............           3            286           289          63        Various
Land w/Infrastructure..............      46,536            852        47,388       1,002        Various
Unimproved Land & Misc Assets......       4,011             40         4,051         130        Various
ORANGE COUNTY
Land w/Infrastructure..............       8,799             --         8,799          --           1995
GULF COUNTY
Unimproved Land....................          --             --            --          --             --
BAY COUNTY
Land w/Infrastructure..............         644             --           644          --             --
Office Building....................          --          2,080         2,080         463             --
Unimproved Land....................         657             --           657          13             --
LEON COUNTY                                                               --
Land w/Infrastructure..............         633             --           633          17             --
WALTON COUNTY
Land w/ Infrastructure.............         637             --           637          --             --
Other Counties.....................                                       --
Unimproved Land....................       2,818             71         2,889          67             --
        TOTALS                          177,846        196,357       374,204      40,319

Notes:

(A) The aggregate cost of real estate owned at December 31, 1997, for federal income tax purposes is approximately $266,443,000.

(B) Reconciliation of real estate owned (in thousands of dollars):

                                                             1997      1996      1995
                                                            -------   -------   -------
Balance at the Beginning of Year..........................  342,586   274,526   249,180
Amounts Capitalized.......................................   46,823    68,705    26,499
Amounts Retired or Adjusted...............................  (15,205)     (645)   (1,153)
                                                            -------   -------   -------
Balance at the Close of Period............................  374,204   342,586   274,526
                                                            =======   =======   =======
(C) Reconciliation of accumulated depreciation (in
  thousands of dollars):

Balance at Beginning of Year..............................   33,998    26,356    20,596
Depreciation Expense......................................    8,881     7,710     5,760
Amounts Retired or Adjusted...............................   (2,560)      (68)
                                                            -------   -------   -------
Balance at the Close of Period............................   40,319    33,998    26,356
                                                            =======   =======   =======