Form 10-Q
period 1998-03-31
ST JOE CORP
filed 1998-05-15
CIK 745308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1998 there were 91,697,811 shares of common stock, no par value, outstanding.

                               ST. JOE CORPORATION
                                      INDEX

                                                               Page No.
PART I     Financial Information:


           Consolidated Balance Sheets -
           March 31, 1998 and December 31, 1997                   3

           Consolidated Statements of Income and
           Retained Earnings - Three months
           ended March 31, 1998 and 1997                          4

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1998 and 1997             5

           Notes to Consolidated Financial Statements             6

           Management's Discussion and Analysis of
           Consolidated Financial Condition and
           Results of Operations                                  8

PART II    Other Information

           Exhibits and Reports on Form 8-K                      12

                               ST. JOE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,        December 31,
                                                              1998               1997
                                                           ----------        ------------
                                                               (Dollars in thousands)
                                                           (Unaudited)
                                     ASSETS
Current Assets:
   Cash & cash equivalents                                 $  147,941         $  158,568
   Short-term investments                                      48,971             51,034
   Accounts receivable                                         67,677             58,623
   Inventory                                                   14,339             15,605
   Other assets                                                21,555             18,562
                                                           -----------------------------
      Total current assets                                    300,483            302,392

Investment & Other Assets:
   Marketable securities                                      322,100            306,910
   Prepaid pension asset                                       43,200             40,861
   Other assets                                                48,452             37,341
                                                           -----------------------------
      Total investment and other assets                       413,752            385,112

Property, plant & equipment, net                              868,359            859,137
                                                           -----------------------------

Total assets                                               $1,582,594         $1,546,641
                                                           =============================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                        $   27,066         $   29,735
   Accrued liabilities                                         22,100             18,777
   Income tax payable                                           8,421              2,150
                                                           -----------------------------
      Total current liabilities                                57,587             50,662

Accrued casualty reserves and other liabilities                14,845             15,014
Deferred income taxes                                         284,681            275,695
Minority interest in consolidated subsidiaries                302,146            298,466

Stockholders' Equity:
   Common stock, no par value; 180,000,000 shares
      authorized; 91,697,811 issued and outstanding            13,054             13,054
   Retained earnings                                          823,310            817,663
   Accumulated comprehensive income                            90,226             79,559
   Restricted stock deferred compensation                      (3,255)            (3,472)
                                                           -----------------------------
      Total stockholders' equity                              923,335            906,804
                                                           -----------------------------
Total liabilities and stockholders' equity                 $1,582,594         $1,546,641
                                                           =============================


                 See notes to consolidated financial statements.

                               ST. JOE CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)


                                                                   Three Months
                                                                  ended March 31,
                                                              1998                1997
                                                  (Dollars in thousands except per share amounts)
Net sales                                                  $  36,323         $    31,666
Operating revenues                                            59,195              56,713
                                                           -----------------------------
      Total revenues                                          95,518              88,379

Cost of sales                                                 26,736              28,677
Operating expenses                                            42,748              39,751
Selling, general and administrative expenses                  13,545               9,696
                                                           -----------------------------
      Operating profit                                        12,489              10,255

Other income
   Dividends                                                     889                 798
   Interest income                                             5,015               9,601
   Interest expense                                              (86)                (91)
   Gain on sales and other dispositions of property              315                  74
   Other, net                                                  1,729               1,484
                                                           -----------------------------
      Total other income                                       7,862              11,866
                                                           -----------------------------

Income before income taxes and minority interest              20,351              22,121

Income tax expense
   Current                                                     6,282               7,790
   Deferred                                                    2,822               2,484
                                                           -----------------------------
      Total income tax expense                                 9,104              10,274
                                                           -----------------------------
Income minority interest                                      11,247              11,847

Minority interest                                              3,765               3,837
                                                           -----------------------------
Net income                                                 $   7,481         $     8,010
                                                           =============================

Retained earnings at beginning of period                     817,663           1,125,161
 Dividends                                                    (1,834)           (307,188)
                                                           -----------------------------
Retained earnings at end of period                           823,310             825,983
                                                           =============================

EARNINGS PER SHARE
BASIC
Net income                                                 $    0.08         $      0.09
                                                           =============================

DILUTED
Net income                                                 $    0.08         $      0.08
                                                           =============================



                 See notes to consolidated financial statements.

                               ST. JOE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  1998             1997
                                                                                --------         ---------
                                                                                  (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                    $  7,481         $   8,010
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization                                       8,424             7,581
    Minority interest in income                                                    3,765             3,837
    Gain on sale of property                                                        (315)              (74)
    Deferred income tax expense                                                    2,822             2,686
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (9,054)            4,021
      Inventory                                                                    1,266            (5,051)
      Other assets                                                                (1,754)           (6,259)
      Accounts payable, accrued liabilities, casualty reserves and other            (164)              (43)
      Income taxes payable                                                         6,270             6,759
                                                                                --------------------------
Net cash provided by operating activities                                         18,741            21,467

Cash flows from investing activities:
   Purchases of property, plant and equipment                                    (17,668)          (15,776)
   Investing activities of discontinued operations                                    --                --
   Purchases of investments:
     Available for sale                                                          (38,595)           (6,765)
     Held to maturity                                                                 --           (74,513)
   Investments in joint ventures and acquisitions                                (14,689)
   Proceeds from dispositions of assets                                              376             1,545
   Maturities and redemptions of investments:
     Available for sale                                                           43,459             5,901
     Held to maturity                                                                 --            55,816
                                                                                --------------------------
Net cash provided by/(used in) investing activities                              (27,117)          (33,792)

Cash flows from financing activities:
  Dividends and special distributions paid to stockholders                        (1,834)         (307,188)
  Dividends paid to minority interest                                               (417)             (415)
                                                                                --------------------------
Net cash used in financing activities                                             (2,251)         (307,603)

Net increase (decrease) in cash and cash equivalents                             (10,627)         (319,928)
Cash and cash equivalents at beginning of year                                   158,568           449,013
                                                                                --------------------------
Cash and cash equivalents at end of year                                        $147,941         $ 129,085
                                                                                ==========================


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                  $     86                91
      Income taxes                                                              $     11             1,028


                 See notes to consolidated financial statements.

                              ST. JOE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year.

2. On January 22, 1998, the Company entered into a memorandum of understanding ("the Memorandum") with the National Football League ("NFL") to build and operate NFL entertainment centers in locations nationwide. The venture, in which the Company will own a 40% interest, plans to operate facilities that provide interactive NFL football entertainment experiences in club settings complemented by food service, bar and retail sales. Under the Memorandum, the Company has agreed to initially contribute up to $25 million to the venture, which will seek to develop at least seven projects in various U.S. cities. The proposed transaction is subject to the execution of a definitive agreement and appropriate corporate approvals.

3. On February 24, 1998, the Company completed a transaction with the Codina Group, Inc. ("Codina") and Weeks Corporation by which the Company and Weeks, among other things, each purchased a one-third interest in Codina, a commercial/industrial developer, active principally in southern Florida. The Company intends to develop commercial, industrial and office property, as well as manage Gran Central's existing properties in southern Florida, through its interest in Codina.

4. On February 24, 1998, the Company acquired a 33% interest in ENTROS, a location-based entertainment company headquartered in Seattle, Washington that creates and produces interactive games in club settings and produces game-based programming for corporate events.

5. On April 15, 1998, the Company reached an agreement in principle to acquire 100% of the assets of Prudential Florida Realty ("PFR") from CMT Holdings, Ltd. PFR is the largest real estate brokerage, sales and services company in Florida and the seventh largest in the United States. Under the terms of the proposed agreement, the Company will buy certain business assets of CMT Holdings, Ltd., for a total purchase price of $90 million in cash, of which $80 million will be paid at closing and $10 million will be deferred over a two-year period. There is also the potential for an additional $10 million in purchase price to be paid over three to five years if certain performance targets are met.

6. The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the three months ended March 31, 1998 and 1997 was $18.1 million and $13.3 million, respectively. This amount differs from net income due to changes in the net unrealized gains on marketable securities available for sale.

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

         It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operation of the Company. As of March 31, 1998 and December 31, 1997, the aggregate environmental related accruals were $7.3 million, respectively. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

St. Joe Corporation is a diversified company engaged in the real estate, forestry, resort development, transportation and sugar industries. During the first quarter of 1998, the Company also entered into the location-based entertainment business.

RECENT EVENTS
On April 15, 1998, the Company reached an agreement in principle to acquire 100% of the assets of Prudential Florida Realty ("PFR") from CMT Holdings, Ltd. PFR is the largest real estate brokerage, sales and services company in Florida and the seventh largest in the United States. Under the terms of the proposed agreement, the Company will buy certain business assets of CMT Holdings, Ltd., for a total purchase price of $90 million in cash, of which $80 million will be paid at closing and $10 million will be deferred over a two-year period. There is also the potential for an additional $10 million in purchase price to be paid over three to five years if certain performance targets are met.

RESULTS OF OPERATIONS
 Net sales include real estate property sales, timber sales and sugar sales. Net sales increased $4.7 million, or 14.7% in 1998 from $31.7 million in 1997. Sales of real estate totaled $ .5 million in 1998 as compared to $6.2 million in 1997 due to several property sales by GCC in 1997. Forestry sales were $10.5 million as compared to $13.8 million in 1997 due to fewer sales to FCP resulting from reduced supply requirements under the fiber supply agreement with FCP offset somewhat by increased sales to other parties. Sugar sales were $25.3 million as compared to $11.7 million in 1997 as the Company consummated substantially all of its sugar sales for the 1997-1998 harvest season. Operating revenues includes realty and resort revenue and transportation revenue. Operating revenues were up in the transportation segment to $49.3 million, an increase of $1.8 million over 1997 due to increased shipments at FEC. Real estate operating revenues were $9.8 million, an increase of $.6 million compared to 1997 resulting primarily from increased rental rates and new buildings placed in service this year.

Cost of sales decreased $1.9 million, or 6.8% in 1998 from $28.7 million in 1997 due to a decrease in real estate cost of land sales of $5.9 million, and a decrease in forestry cost of sales of $7.8 million, partially offset by an increase in sugar cost of sales of $11.8 million. Operating expenses increased $3.0 million, or 7.5% as a result of an increase in transportation operating expenses of $1.9 million and an increase in realty operating expenses of $1.1 million.

Selling, general and administrative expenses increased $3.8 million, or 40% in 1998 from 1997, attributable to a $1.8 million increase in corporate overhead and a $1.5 million increase in the transportation segment's general and administrative expenses offset by decreases in other segments.

Other income (expense) decreased $4.0 million, or 33.8% in 1998 compared to 1997 substantially due to lower interest income. As a result of the two special distributions of net sales proceeds of $336.9 million in 1997, and uses of cash for other investment purposes, average balances of invested cash were substantially lower this year.

Income tax expense for 1998 totaled $9.1 million, representing an effective rate of 44.7%, which is higher than the statutory rate because of the 50% excise tax recorded on prepaid pension cost totaling $1.1 million. Income tax expense in 1997 was $10.3 million, for an effective rate of 46.4%.

Net income for the first quarter of 1998 was $7.5 million, or $.08 basic and diluted per share, compared to $8.0 million, or $.09 basic and $.08 diluted per share in 1997.

REAL ESTATE

                             QUARTER ENDED MARCH 31,
                                 ($ IN MILLIONS)

------------------------------------------------------------------------------------
                                                    1998         1997       % CHANGE
------------------------------------------------------------------------------------
NET SALES AND OPERATING REVENUES                   $10.3        $15.4        (33.1)
------------------------------------------------------------------------------------
COST OF SALES AND OPERATING EXPENSE                  7.1         12.3        (42.3)
------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          2.0          1.6         25.0
------------------------------------------------------------------------------------
OPERATING PROFIT                                     1.2          1.5        (20.0)
------------------------------------------------------------------------------------

Real estate net sales and operating revenue decreased $5.1 million, or 33.1% in the first quarter of 1998 compared to 1997. Cost of sales and operating expenses decreased $5.2 million, or 42.3% in 1998 compared to 1997.

In the commercial/industrial division, rental revenues increased to $9.7 million, from $9.1 million in 1997, or 6.6%. The increase in rental revenue this year can be attributed to an 8.9% increase in rental rates, a 6.7% increase in rental revenue due to new buildings placed in service since the first quarter of 1997, offset by a 2.0% decrease from lost revenue on buildings sold in 1997. Also impacting this quarter's revenue is the annual adjustment to 1997's estimated rent recoverable from tenants resulting in a 6.8% decrease in total rental revenue for the first quarter of 1998. Operating expenses in the commercial/industrial division were $6.7 million in 1998, resulting in a 30.9% gross margin. Operating expenses in 1997 were $6.0 million for a 34.1% gross margin. The increase in operating expenses this year was attributable to a $.5 million increase in depreciation and $.2 million in additional property taxes due to new buildings placed in service, and a $.4 million increase in property management costs.

During 1998 one office/showroom/warehouse building totaling 62,780 square feet was placed into service. There are also seven buildings under construction, which will add an additional 887,000 square feet.

In 1998, the commercial/industrial division also had land sales and miscellaneous real estate income of $.3 million with no related costs compared to land sales and miscellaneous real estate income in 1997 of $5.9 million with cost of sales of $6.1 million.

In the community/residential division, the Company recorded real estate sales and management fees of $.3 million and operating costs of $.4 million. In 1997 the community/residential division recorded real estate sales of $.4 million and costs of $.2 million. The increase in operating costs this year are attributable to administrative and start-up costs on the St. Joe/Arvida venture.

Selling, general and administrative costs are up in 1998 due to additional salaries and benefits in 1998.

FORESTRY

                             QUARTER ENDED MARCH 31,
                                 ($ IN MILLIONS)

-------------------------------------------------------------------------------------
                                                    1998         1997        % CHANGE
-------------------------------------------------------------------------------------
NET SALES                                          $10.5        $13.8         (23.9)
-------------------------------------------------------------------------------------
COST OF SALES                                        6.0         13.8         (56.5)
-------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE           .8          1.0         (20.0)
-------------------------------------------------------------------------------------
OPERATING PROFIT                                     3.7         (1.0)        470.0
-------------------------------------------------------------------------------------

Total net sales decreased $3.3 million, or 23.9% in 1998 compared to 1997. Sales to Florida Coast Paper Company ("FCP") made up $6.2 million (224,792 tons) of total sales in 1998, and sales to other customers totaled $4.3 million (149,689 tons). This compares to sales in 1997 to FCP of $12.1 million (425,087 tons) and sales to other customers totaling $1.7 million (57,187 tons). Sales to other customers were higher this quarter than the first quarter of 1997 as the Company experienced more lump sum bid timber sales due to increased demand. Sales prices of timber sold to FCP were lower this year at an average price of $27/ton compared to $28/ton in 1997. Sales prices of timber sold to other customers were also lower this year at an average of $28/ton compared to $30/ton last year.

Cost of sales decreased $7.8 million, or 56.5% in 1998 compared to 1997. Cost of sales as a percentage of sales was 57% in 1998 as compared to 100% in 1997 due primarily to less timber purchased from outside sources. The Company procured less than 12,000 tons of wood this year to fulfill the requirements of its timber supply agreement with FCP compared to 171,000 tons last year. The cost of sales of procured wood were approximately $30/ton in 1998 and 1997. Cost of sales on timber grown on Company land and sold to FCP decreased by $8/ton to approximately $20/ton as a result of lower forestry costs in 1998. During the first quarter of 1997, the Company recorded severance of approximately $1.2 million, of which approximately $.7 million would have been included in cost of sales last year. The cost of sales for timber sold to other customers also decreased this year due to sales of bid timber which do not require cutting and hauling. Costs of sales on sales to other customers was $10/ton, which was approximately $18/ton less than last year.

 General and administrative expenses were $.2 million lower than in 1997 due to reductions in employee related costs. General and administrative costs in 1997 included $.5 million of severance payments made to terminated employees. Included in 1998 is a nonrecurring payment of $.4 million for settlement of property tax litigation.

TRANSPORTATION

                             QUARTER ENDED MARCH 31,
                                 ($ IN MILLIONS)

------------------------------------------------------------------------------------
                                                    1998         1997       % CHANGE
------------------------------------------------------------------------------------
OPERATING REVENUES                                 $49.3        $47.5          3.8
------------------------------------------------------------------------------------
OPERATING EXPENSE                                   35.5         33.6          5.7
------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          6.0          4.5         33.3
------------------------------------------------------------------------------------
OPERATING PROFIT                                     7.8          9.4        (17.0)
------------------------------------------------------------------------------------

TOTAL FLORIDA EAST COAST RAILWAY ("FEC") transportation operating revenues were $46.8 million in the first quarter of 1998, an increase of $2.4 million, or 5.4% compared to the first quarter of 1997. The number of shipments increased by approximately 3,425 shipments or 3.1% in 1998 compared to 1997. This increase was comprised of increases in automotive shipments of 20.3%, increases in rock shipments of 4.6%, and increases in intermodal shipments of 3.3%, offset by a decline on all other carload shipments of 10.6%. Apalachicola Northern Railroad Company ("ANRR") operating revenues for 1998 were $2.5 million, a decrease of $.6 million, or 19.4% compared to 1997 due to a reduction of outbound shipments from FCP and loss of other shipments due to flooding of the track for a week in March.

Operating expenses for FEC in 1998 were $33.0 million, $2.0 million, or 6.5% higher than 1997 due to a nonrecurring casualty insurance settlement totaling $.7 million, $.6 million in increased employee related costs, $.3 million in property taxes, and $.4 million in other transportation costs. ANRR's operating costs were $2.5 million, consistent with 1997.

Selling, general and administrative expenses were $6.0 million, or 33% higher than last year. This increase was comprised of $.4 million in fringe benefits, primarily related to health insurance costs, $.5 million for computer-related services, $.3 million for casualty insurance, and $.3 million for other administrative expenses.


SUGAR

                             QUARTER ENDED MARCH 31,
                                 ($ IN MILLIONS)

-----------------------------------------------------------------------------------
                                                    1998         1997      % CHANGE
-----------------------------------------------------------------------------------
NET SALES                                          $25.3        $11.7        116.2
-----------------------------------------------------------------------------------
COST OF SALES                                       20.7          8.9        132.6
-----------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          1.6          1.4         14.3
-----------------------------------------------------------------------------------
OPERATING PROFIT                                     3.0          1.4        114.3
-----------------------------------------------------------------------------------

Net sales increased $13.6 million, or 116.2%, due to a 116% volume increase (32,040 tons) resulting from accelerated deliveries to Talisman's sole customer. Less than 3,000 tons of sugar remain to be sold for this harvest season. Sales will begin on the 1998-1999 harvest season in the fourth quarter of this year. Sales price per ton was slightly lower than last years at $428.30 per ton compared to $428.97 per ton in the first quarter of 1997.

Cost of sugar sales as a percentage of sales increased in 1998 to 81.8% compared to 76.1% in 1997. Frequent interruptions of harvesting and milling operations caused by unseasonably rainy weather prevented the realization of any efficiency from the increased volumes experienced, and resulted in a $25/ton higher cost.

Selling, general and administrative expenses increased $.2 million or 14.3% as a result of a higher sugar marketing assessment, which directly relates to sugar sold.

CORPORATE AND OTHER
Corporate selling, general and administrative expense not allocated to segments totaled $3.0 million, an increase of $1.8 million, or 150% compared to the first quarter of 1997. Increases in salary and benefits and professional fees of $.2 million and a decrease in prepaid pension income of $1.6 million were the primary causes for the increases this year.

The Company's effective tax rate was 44.7% in 1998 compared to 46.4% in 1997 primarily as a result of the 50% excise tax totaling $.6 million in 1998 and $1.4 million in 1997 on the change in prepaid pension cost.


FINANCIAL POSITION

Total cash and cash equivalents decreased $10.6 million during the quarter from $158.6 million at December 31, 1997 to $147.9 million at March 31, 1998 as a result of the increases in investments of Codina and Entros as well as capital expenditures.

Capital expenditures for the three months of 1998 totaled $17.7million, of which $11.8 million related to real estate construction and land purchases.

Stockholders' equity at March 31, 1998 was $10.07 per share, an increase of $.18 from December 31, 1997 as a result of earnings for the quarter, net of the Company's regular dividend of $.02 per share.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.01 Restated and Amended Articles of Incorporation of the St. Joe Company dated May 12, 1998

                  27.01    Financial Data Schedule (for SEC use only)

                  27.02    Restated Financial Data Schedule (for SEC use only)

                  99.01 Supplemental Calculation of Selected Consolidated Financial Data

         (b)      Reports on Form 8-K

                  A Report on Form 8-K Item 5. "Other Events" was filed on January 23, 1998, February 24, 1998, February 25, 1998, March 3, 1998, and April 15, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              St. Joe Corporation


Date:     May 14, 1998                       /s/ Peter S. Rummell
       -----------------                --------------------------------
                                               Peter S. Rummell
                                            Chief Executive Officer

Date:     May 14, 1998                    /s/ Charles A. Ledsinger, Jr.
       -----------------                --------------------------------
                                           Charles A. Ledsinger, Jr.
                                            Chief Operating Officer
                                            Chief Financial Officer
                                         (Principal Financial Officer)
                                        (Principal Accounting Officer)

                                  Exhibit Index

3.01 Restated and Amended Articles of Incorporation of the St. Joe Company dated May 12, 1998

27.01    Financial Data Schedule (for SEC use only)

27.02    Restated Financial Data Schedule (for SEC use only)

99.01    Supplemental Calculation of Selected Consolidated Financial Data