Form 10-Q
period 1998-06-30
ST JOE CORP
filed 1998-08-13
CIK 745308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

Commission file number 1-10466

                              The St. Joe Company
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

                               St Joe Corporation
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1998 there were 91,697,811 shares of common stock, no par value, outstanding.

                              THE ST. JOE COMPANY
                                     INDEX

     Page No.

PART I Financial Information:


           Consolidated Balance Sheets-
           June 30, 1998 and December 31, 1997                   3

           Consolidated Statements of Income and
           Retained Earnings - Three months and Six
           Months ended June 30, 1998 and 1997                   4

           Consolidated Statements of Cash Flows-
           Six months ended June 30, 1998 and 1997               5

           Notes to Consolidated Financial Statements            6

           Management's Discussion and Analysis of
           Consolidated Financial Condition and
           Results of Operations                                 8

PART II Other Information

           Exhibits and Reports on Form  8-K                    17

                              THE ST. JOE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                          June 30,         December 31,
                                                           1998               1997
                                                        (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                                 $ 69,570          $ 158,568
  Short-term investments                                   121,522             51,034
  Accounts receivable                                       56,346             58,623
  Inventory                                                 12,854             15,605
  Other assets                                              27,876             18,562
                                                       -------------------------------
    Total current assets                                   288,168            302,392


Investments & Other Assets:
  Marketable securities                                    333,209            306,910
  Prepaid pension asset                                     45,539             40,861
  Other assets                                              47,339             37,341
                                                       -------------------------------
    Total investment and other assets                      426,087            385,112


Property, plant & equipment, net                           894,956            859,137

                                                       -------------------------------
Total assets                                           $ 1,609,211        $ 1,546,641
                                                       ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $    29,512        $    29,735
  Accrued liabilities                                       27,865             18,777
  Income tax payable                                         6,271              2,150
                                                       -------------------------------
    Total current liabilities                               63,648             50,662


Accrued casualty reserves and other liabilities             13,995             15,014
Deferred income taxes                                      290,947            275,695
Minority interest in consolidated subsidiaries             306,451            298,466


Stockholders' Equity:
  Common stock, no par value; 180,000,000 shares
    authorized; 91,697,811 issued and outstanding           13,054             13,054
  Retained earnings                                        829,525            817,663
  Accumulated comprehensive income                          94,629             79,559

  Restricted stock deferred compensation                    (3,038)            (3,472)
                                                       -------------------------------
    Total stockholders' equity                             934,170            906,804

                                                       -------------------------------
Total liabilities and stockholders' equity             $ 1,609,211        $ 1,546,641
                                                       ===============================


                              THE ST. JOE COMPANY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               Three months                     Six months
                                                               ended June 30,                 ended June 30,
                                                          1998              1997            1998              1997
Net sales                                             $     11,231     $     36,853     $     47,553     $     68,519
Operating revenues                                          65,376           57,248          124,571          113,961
    Total revenues                                          76,607           94,101          172,124          182,480
                                                      ---------------------------------------------------------------
Cost of sales                                                7,020           28,905           33,756           57,968
Operating expenses                                          42,815           39,304           85,563           78,844
Selling, general and
  administrative expenses                                   12,373           10,019           25,917           19,540
                                                      ---------------------------------------------------------------
      Operating profit                                      14,399           15,873           26,888           26,128
Other income (expense):
  Dividends                                                  1,243              858            2,132            1,656
  Interest income                                            4,896            5,636            9,911           15,237
  Interest expense                                             (57)            (150)            (143)            (241)
  Gain on sales and other dispositions of property             217            3,024              532            3,098
  Other, net                                                 2,129            1,308            3,858            2,792
                                                      ---------------------------------------------------------------
      Total other income (expense)                           8,428           10,676           16,290           22,542
                                                      ---------------------------------------------------------------
Income before income taxes and minority interest            22,827           26,549           43,178           48,670

Income tax expense
  Current                                                    6,883            6,664           13,165           14,454
  Deferred                                                   2,895            4,611            5,717            7,095
                                                      ---------------------------------------------------------------
     Total income tax expense                                9,778           11,275           18,882           21,549
Income before minority interest                             13,049           15,274           24,296           27,121

Minority interest                                            5,001            4,060            8,766            7,897
                                                      ---------------------------------------------------------------
Net income                                            $      8,048     $     11,214     $     15,530     $     19,224
                                                      ---------------------------------------------------------------



Retained earnings at beginning of period              $    823,310     $    825,983     $    817,663     $  1,125,161
  Dividends                                                 (1,833)          (1,528)          (3,668)        (308,716)
                                                      ---------------------------------------------------------------
Retained earnings at end of period                    $    829,525     $    835,669     $    829,525     $    835,669


PER SHARE DATA:
Basic                                                 $       0.09     $       0.12     $       0.17     $       0.21
                                                      ===============================================================

Diluted                                               $       0.09     $       0.12     $       0.17     $       0.20
                                                      ===============================================================

SHARES OUTSTANDING:
Basic                                                   91,697,811       91,697,811       91,697,811       91,692,204
Diluted                                                 93,404,656       92,816,804       93,575,633       92,709,591

                              THE ST. JOE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                           Six months
                                                                          ended June 30,
                                                                       1998          1997
Cash flows from operating activities:
  Net income                                                         $  15,530     $  19,224
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization                            17,476        15,271
    Minority interest in income                                          8,766         7,897
    Equity in earnings of joint ventures                                    65            --
    Gain on sale of property                                              (532)       (3,098)
    Gain on nonmonetary transaction                                     (3,017)           --
    Deferred income tax expense                                          5,717         6,009
    Changes in operating assets and liabilities:
      Accounts receivable                                                2,277        12,969
      Inventory                                                          2,751         5,576
      Other assets                                                      (6,120)      (11,523)
      Accounts payable, accrued liabilities and casualty reserves        7,846        (2,153)
      Income taxes payable                                               4,121        (5,489)
                                                                     -----------------------
Net cash provided by operating activities                               54,880        44,683

Cash flows from investing activities:
  Purchases of property,plant and equipment                            (50,110)      (32,836)
  Purchases of investments:
    Available for sale                                                (382,366)      (12,877)
    Held to maturity                                                        --       (98,337)
 Investment in joint ventures                                          (18,377)           --
  Proceeds from disposition of assets                                    1,240         9,217
  Maturities and redemptions of investments:
    Available for sale                                                 310,238        10,958
    Held to maturity                                                        --       111,836
                                                                     -----------------------
Net cash used in investing activities                                 (139,375)      (12,039)
Cash flows from financing activities:
  Dividends and special distributions paid to stockholders              (3,668)     (308,716)
  Dividends paid to minority interest                                     (835)         (830)
                                                                     -----------------------
Net cash used in financing activities                                   (4,503)     (309,546)
Net decrease in cash and cash equivalents                              (88,998)     (276,902)
Cash and cash equivalents at beginning of period                       158,568       449,013
                                                                     -----------------------
Cash and cash equivalents at end of period                           $  69,570     $ 172,111
                                                                     =======================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                         $     143     $     241
    Income taxes                                                     $   8,447     $  10,028

                              THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1997 amounts between net sales and operating revenues and cost of sales and operating expenses have been made to be consistent with current year reporting.

2. On January 22, 1998, the Company entered into a memorandum of understanding ("the Memorandum") with the National Football League ("NFL") to build and operate NFL entertainment centers in locations nationwide. The venture, in which the Company will own a 40% interest plans to operate facilities that provide interactive NFL football entertainment experiences in club settings complemented by food service, bar and retail sales. Under the Memorandum, the Company has agreed to initially contribute up to $25 million to the venture, which will seek to develop at least seven projects in various U.S. cities. The proposed transaction in subject to the execution of a definitive agreement and appropriate corporate approvals.

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

5. On July 31, 1998, the Company completed the acquisition of 100% of the assets of Prudential Florida Realty (PFR) from CMT Holdings, Ltd. PFR is the largest real estate brokerage, sales and services company in Florida and the sixth largest in the United States. Under the terms of the acquisition, the Company bought certain business assets of CMT Holdings, Ltd., for a total purchase price of approximately $95 million, of which $80 million was paid at closing and $10 million will be deferred over a two year period. Upon completion of an audit of a closing balance sheet of the net assets purchased, the remaining approximate $5 million will be paid within 130 days of closing. There is also the potential for an additional $10 million in purchase price to be paid over three to five years if certain performance targets are met. The acquisition will be accounted for under the purchase method of accounting.

6. On July 6, 1998, the Company, the U.S. Department of the Interior, and The Nature Conservancy jointly announced the completion of a final agreement under which the Company will sell approximately 50,000 acres of sugarcane lands to The Nature Conservancy, and ultimately to the governmental partners involved in Everglades restoration. This sale represents substantially all of the Company's land used for sugar operations. The sales price for the land is approximately $133.5 million in cash. Under the agreement, the Company retains the right to farm the land through March 31, 2003.

     The transaction is subject to the approval of The Nature Conservancy Board of Governors and certain due diligence by the purchasers.

7. The Company adopted the provisions of statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the six months ended June 30, 1998 and 1997 was $30.6 million and $35.3 million, respectively. This amount differs from net income due to changes in the net unrealized gains on marketable securities available for sale.

8. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

9. The Company has retained certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees.

10. The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have previously been sold. It is the Company' s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites which relate to FEC and to businesses sold in 1996. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company.

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company. As of June 30, 1998 and December 31, 1997, the aggregate environmental related accruals were $7.3 million, respectively. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The St Joe Company is a diversified company engaged in the real estate, forestry, resort development, transportation and sugar industries. During the first quarter of 1998, the Company also entered into the location-based entertainment business.

This Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include but are not limited to contractual relationships, industry competition, regulatory developments, natural events such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

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


RECENT EVENTS

On July 6, 1998, the Company, the U.S. Department of the Interior, and The Nature Conservancy jointly announced the completion of a final agreement under which the Company will sell approximately 50,000 acres of sugarcane lands to The Nature Conservancy, and ultimately to the governmental partners involved in Everglades restoration. This sale represents substantially all of the Company's land used for sugar operations. The sales price for the land is approximately $133.5 million in cash. Under the agreement, the Company retains the right to farm the land through March 31, 2003. The transaction is subject to the approval of The Nature Conservancy Board of Governors and certain due diligence by the purchasers.

On July 31, 1998, the Company completed the acquisition of 100% of the assets of Prudential Florida Realty (PFR) from CMT Holdings, Ltd. PFR is the largest real estate brokerage, sales and services company in Florida and the sixth largest in the United States. Under the terms of the acquisition, the Company bought certain business assets of CMT Holdings, Ltd., for a total purchase price of approximately $95 million in cash, of which $80 million was paid at closing , and $10 million will be deferred over a two year period. Upon completion of an audit of a closing balance sheet of the net assets purchased, the remaining approximate $5 million will be paid within 130 days of closing. There is also the potential for an additional $10 million in purchase price to be paid over three to five years if certain performance targets are met. The acquisition will be accounted for under the purchase method of accounting.

On August 12, 1998, the Company announced that its board of directors has authorized $150 million for the purchase of the Company's outstanding common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30
Net sales include real estate property sales, timber sales and sugar sales. Net sales were $11.2 million for the three months ended June 30, 1998 a decrease of $25.7 million, or 69.6% , from $36.9 million in 1997. Sales of real estate totaled $.7 million in 1998 as compared to $19.2 million in 1997 due primarily to several sales of buildings and property in 1997. Forestry sales were $9.1 million as compared to $4.0 million in 1997 due to the Florida Coast Paper Company ("FCP") mill shutdown from April, 1997 until September, 1997. Sugar sales were $1.4 million as compared to $13.7 million in 1997 as the Company consummated substantially all of its sugar sales for the 1997-1998 harvest season in the first quarter of this year. Operating revenues totaling $65.4 million in the three months of 1998 included realty rental and management revenue, resort revenue, and transportation revenue. Operating revenues in 1997 totaled $57.2 million. Operating revenues increased $6.6 million, or 12.9% in 1998 from $47.8 million in the transportation segment over 1997 due primarily to a $3.4 million increase in fiber optic revenue earned from the use of FEC's right-of-ways. Increased shipments of freight contributed to the remainder of the transportation segment increase. Real estate operating revenues increased $1.5 million, or 16.0% in 1998 from $9.4 million in 1997 resulting primarily from increased rental rates and new buildings placed in service this year. Resort revenue was $.1 million in the second quarter of 1998 as compared to zero in 1997.

Cost of sales was $7.0 million for the three months ended June 30, 1998, a decrease of $21.9 million, or 75.8% in 1998 from $28.9 million in 1997. This decrease was due to a decrease in real estate cost of land sales of $15.3 million, and a decrease in sugar cost of sales of $9.4 million, partially offset by an increase in forestry cost of sales of $2.8 million. Operating expenses increased $3.5 million, or 8.9% as a result of an increase in transportation operating expenses of $2.2 million and an increase in realty operating expenses of $1.1 million and resort operating costs of $.2 million.

Selling, general and administrative expenses were $12.4 million in the three months ended June 30, 1998, an increase of $2.4 million, or 24% over 1997, attributable to a $3.0 million increase in corporate overhead, a $1.0 million increase in real estate overhead, a $.3 million increase in forestry overhead, offset by a $1.9 million decrease in transportation administrative costs.

Other income (expense) decreased $2.3 million, or 21.5% in 1998 compared to 1997 substantially due to lower interest income. As a result of the two special distributions of net sales proceeds of $336.9 million in 1997, and uses of cash for other investment purposes, average balances of invested cash were substantially lower this year.

Income tax expense for the second quarter of 1998 totaled $9.8 million, representing an effective rate of 43.0%, which is higher than the statutory rate because of the 50% excise tax recorded on prepaid pension cost totaling $1.2 million. Income tax expense in 1997 was $11.2 million, for an effective rate of 42.3%.

Net income for the second quarter of 1998 was $8.0 million, or $0.09 basic and diluted earnings per share, compared to $11.2 million, or $0.12 basic and diluted per share in 1997.

SIX MONTHS ENDED JUNE 30
     Net sales were $47.6 million for the six months ended June 30, 1998 a decrease of $20.9 million, or 30.5% , from $68.5 million in 1997. Sales of real estate totaled $1.2 million in 1998 as compared to $25.3 million in 1997 due primarily to several property sales by Gran Central Corporation ("GCC") in 1997. Forestry sales were $19.7 million as compared to $17.8 million in 1997 due to the FCP mill shutdown from April, 1997 until September, 1997. Sugar sales were $26.7 million as compared to $25.4 million in 1997. Operating revenues totaling $124.6 million in 1998 included realty rental and management revenue, resort revenue, and transportation revenue. Operating revenues in 1997 totaled $114.0 million. Transportation operating revenues increased $8.3 million, or 8.7% in 1998 from $95.4 million in 1997 due to a $4.6 million increase in shipments of freight and a $3.7 million increase in fiber optic revenue. Real estate operating revenues increased $2.1 million, or 11.3 % in 1998 from $18.6 million in 1997 resulting primarily from increased rental rates and new buildings placed in service this year. Resort revenue was $.1 million in 1998 as compared to zero in 1997.

Cost of sales was $33.8 million for the six months ended June 30, 1998, a decrease of $24.2 million, or 41.7% in 1998 from $58.0 million in 1997. This decrease was due to a decrease in real estate cost of land sales of $21.9 million, a decrease in forestry cost of sales of $4.8 million offset partially by an increase in sugar cost of sales of $2.5 million. Operating expenses in 1998 were $85.6 million, an increase of $6.8 million, or 8.6% as a result of an increase in transportation operating expenses of $3.8 million and an increase in realty operating expenses of $2.5 million and resort operating costs of $.5 million.

Selling, general and administrative expenses were $25.9 million in the six months ended June 30, 1998, an increase of $6.4 million, or 32.8% over 1997, attributable to a $4.8 million increase in corporate overhead, a $1.7 million increase in real estate overhead, a $.1 million increase in sugar, offset slightly by a decrease of $.2 million in transportation administrative costs.

Other income (expense) decreased $6.2 million, or 27.6% in 1998 compared to 1997 substantially due to lower interest income. As a result of the two special distributions of net sales proceeds of $336.9 million in 1997, and uses of cash for other investment purposes, average balances of invested cash were substantially lower this year.

Income tax expense for 1998 totaled $18.9 million, representing an effective rate of 43.8%, which is higher than the statutory rate because of the 50% excise tax recorded on prepaid pension cost totaling $2.5 million. Income tax expense in 1997 was $21.5 million, for an effective rate of 44.1%.

Net income for the six months of 1998 was $15.5 million, or $.17 basic and diluted earnings per share, compared to $19.2 million, or $0.21 basic and diluted per share in 1997.

REAL ESTATE


                                              Three months ended June 30,       Six months ended June 30,
                                                   ($ in millions)                   ($ in millions)
                                                1998     1997    % Change     1998        1997    % Change
Net sales and operating revenues                $11.6    $28.6    (59.4)      $21.9       44.0     (50.2)
Cost of sales and operating expense               7.6     21.9    (65.3)       14.7       34.0     (56.8)
Selling, general and administrative expenses      2.1      1.1     81.8         4.2        2.5     68.01
Operating profit                                  1.9      5.6    (66.1)        3.0        7.5     (60.0)

THREE MONTHS ENDED JUNE 30
Real estate net sales and operating revenues decreased $17.0 million, or 59.4% in the second quarter of 1998 compared to the second quarter of 1997. Cost of sales and operating expenses decreased $14.3 million, or 65.3.% for the same comparable periods.

In the second quarter of 1998, the commercial/ industrial division had miscellaneous real estate revenues of $.6 million with minimal cost of sales compared to sales of buildings and property totaling $16.5 million with cost of sales totaling $14.8 in the second quarter of 1997.

In the commercial/industrial division, rental revenues increased to $10.2 million, from $8.8 million in the second quarter of 1997, a 15.9% improvement. The increase in rental revenue for the quarter compared to 1997's second quarter was comprised of a 10.8% increase caused by increased rental rates, and an 11.8% increase in rental revenue due to new buildings placed in service since the second quarter of 1997. Offsetting these improvements were decreases in miscellaneous leases such as sign boards and parking lots of 4.9% for the quarter, and a 1.8% decrease in occupancy . Operating expenses in the commercial/industrial division increased to $6.9 million in the second quarter of 1998 from $5.9 million in 1997, a 16.9% increase, resulting from an 11.9% increase in depreciation and a 5% increase in property management costs. Gross margin was $3.3 million or 32.4% in 1998 as compared to $2.9 million , or 33.0% in 1997 as a result.

Real estate sales and management fees in the community/ residential division totaled $.8 million with costs of sales and operating costs of $.7 million in 1998. Sales this quarter were in the Summerwood and Woods III developments. Real estate sales in 1997 totaled $3.3 million with costs of sales and operating expenses of $1.2 million.

Selling, general and administrative expenses increased to $2.1 million, or 90.9% in 1998 compared to 1997 due to pre-development and start-up costs incurred during the quarter in the residential division.

SIX MONTHS ENDED JUNE 30
Real estate net sales and operating revenue decreased $22.1 million, or 50.2% in the first six months of 1998 compared to 1997. Cost of sales and operating expenses decreased $19.3 million, or 56.8% in 1998 compared to 1997.

In 1998, the commercial/industrial division had land sales and miscellaneous real estate income of $1.4 million with $0.1 million of related costs compared to land and building sales and miscellaneous real estate revenue in 1997 of $23.2 million with cost of sales of $20.9 million.

In the commercial/industrial division, rental revenues increased to $19.3 million, from $17.4 million in 1997, or 10.9%. The increase in rental revenue this year can be attributed to an 11.5 % increase from increases in rental rates and a 10.9 % increase in rental revenue due to new buildings placed in service since the second quarter of 1997. Partially offsetting these increases was a 5.2 % decrease in revenues attributable to reductions in rent recoverables from tenants, a 3.3% reduction in occupancy and buildings sold and a 3% reduction in miscellaneous land leases such as parking lots and signboard leases. Operating expenses in the commercial/industrial division increased to $13.5 million in 1998, from $11.4 million in 1997, or 18.4% due to a 10.5% increase in depreciation and a 7.9% increase in property management costs. Gross margin was $5.8 million, or 30.0% in 1998 compared to $6.0 million 34.5% in 1997 as a result.

During the six months ended June 30, 1998 one office/showroom/warehouse building totaling 62,780 square feet was placed into service and two office buildings totaling 280,903 square feet were also placed into service. These additions bring total square feet available for lease to 5,935,677 square feet. There are also five buildings under construction or in pre-development stages, which will add an additional 634,000 square feet of office space in north and central Florida. Two of these, one each in north and central Florida totaling 266,000 square feet are expected to be completed in 1998, and the remaining three, of which two are in north Florida, are to be completed in 1999.

In the community/residential division, the Company recorded real estate sales and management fees of $1.2 million and operating costs of $1.1 million. In 1997 the community/residential division recorded real estate sales of $3.4 million and costs of $1.7 million. During the first six months of 1998, the Company had 20 lot sales in its Summerwood development and two lot sales in Woods III. The increase in operating costs this year is attributable to non-capitalizeable property taxes on the residential land held for future development.

Selling, general and administrative costs are up $1.7 million, or 68.0% for the first six months of 1998 compared to the first six months of 1997 due to start-up costs and additional salaries and benefits in 1998, primarily related to the activity beginning in the Company's West Florida residential real estate.

FORESTRY


                                              Three months ended June 30,    Six months ended June 30,
                                                   ($ in millions)                ($ in millions)
                                                 1998     1997  % Change       1998       1997   % Change
Net sales                                       $ 9.1    $ 4.0     127.5      $19.7      $17.8      10.7
Cost of sales                                     5.5      2.7     103.7       11.6       16.4     (29.2)
Selling, general and administrative expenses       .5       .2     150.0        1.3        1.3         -
Operating profit                                  3.1      1.1     181.8        6.8         .1     670.0

THREE MONTHS ENDED JUNE 30
Total net sales increased $5.1 million, or 127.5% in 1998 compared to 1997. Sales to FCP made up $5.7 million of the increase. Sales to other customers were down $.6 million. Total sales to FCP for the quarter were $6.4 million (218,790 tons). Last years sales to FCP were negligible since the mill was shutdown from April, 1997 until September, 1997. Sales to other customers totaled $2.7 million (109,912 tons) in the second quarter of 1998 down from 1997's sales due to intensive effort in the prior year to sell to other customers during the shutdown of the mill.

Cost of sales for the quarter increased $2.8 million, or 103.7% compared to 1997 due to increased sales volume. Cost of sales as a percentage of sales was 60.4% in 1998 as compared to 67.5% in 1997 due to less timber purchased from outside sources and from more wood sold to outside parties with no cut and haul charges. Of the total wood sold during this quarter, less than 1% was procured wood.

Selling, general and administrative expenses were $.3 million higher than in 1997 due to increased medical insurance costs primarily on employees who were terminated in 1997.

SIX MONTHS ENDED JUNE 30
Total net sales increased $1.9 million, or 10.7% in 1998 compared to 1997. Sales to FCP made up $12.7 million (443,582 tons) of total sales in 1998, and sales to other customers totaled $7.0 million (259,601 tons). This compares to sales in 1997 to FCP of $12.8 million (425,704 tons) and sales to other customers totaling $5.0 million (173,261 tons). Sales to other customers were higher this year than 1997 as the Company experienced more lump sum bid timber sales due to increased demand in the first quarter of this year. Sales prices of timber sold to FCP were lower this year at an average price of $29/ton compared to $30/ton in 1997. Sales prices of timber sold to other customers were also lower this year at an average of $27/ton compared to $29/ton last year.

Cost of sales decreased $4.8 million, or 29.2% in 1998 compared to 1997. Cost of sales as a percentage of sales was 58% in 1998 as compared to 92% in 1997 due primarily to less timber purchased from outside sources. The Company procured approximately 13,700 tons of wood this year to fulfill the requirements of its timber supply agreement with FCP compared to 173,000 tons last year. The cost of sales of procured wood were approximately $30/ton in 1998 and $40/ton in 1997. Cost of sales of timber grown on Company land and sold to FCP decreased by $3/ton to approximately $20/ton as a result of lower forestry costs in 1998. During the first quarter of 1997, the Company recorded in cost of sales severance costs of approximately $0.7 million. The cost of sales for timber sold to other customers also decreased this year due to sales of bid timber, which do not require cutting and hauling. Cost of sales on sales to other customers was $10/ton, which was approximately $20/ton less than last year.

General and administrative expenses were the same as 1997. General and administrative costs in 1997 included $0.5 million of severance payments made to terminated employees. Included in 1998 is a nonrecurring payment of $0.4 million for settlement of property tax litigation which occurred in the first quarter.

TRANSPORTATION


                                              Three months ended June 30,    Six months ended June 30,
                                                   ($ in millions)                ($ in millions)
                                                1998     1997    % Change    1998       1997     % Change
Operating revenues                              $54.4    $47.8     12.9      $103.7      $95.4       7.4
Operating Expense                                35.4     33.2      6.6        70.9       67.1       5.7
Selling, general and administrative expenses      5.6      7.5    (25.3)       11.7       11.9      (1.7)
Operating profit                                 13.4      7.2     86.1        21.1       16.4      20.6

THREE MONTHS ENDED JUNE 30

Total Florida East Coast Railway ("FEC") transportation operating revenues were $51.3 million for the second quarter of 1998, an increase of $5.5 million, or 12.0% compared to the second quarter of 1997. The majority of this increase is attributable to a $3.4 million increase in income generated from fiber optic revenue from communications companies. This quarter, FEC recognized $3.0 million of income in connection with a nonmonetary exchange transaction negotiated with Williams Network whereby FEC received the right to control 36 fiber optic communications fibers along FEC's right-of-way, in exchange for the surrender of certain future operating lese payments. The remaining increase in revenues was derived from increases in freight and trucking shipments. Shipments increased approximately 1% this quarter, primarily attributable to increases in aggregate products shipments and automotive shipments. Automotive shipments increases were attributable to a new auto facility located in Titusville, Florida operated by Norfolk Southern on FEC's right-of-way. Aggregate products shipments increased due to increased construction activity in Florida. Apalachicola Northern Railroad Company ("ANRR") operating revenues for the second quarter of 1998 were $3.1 million, an increase of $1.0 million, or 55% over the second quarter of 1997 due to increased shipments to FCP.

FEC's operating expenses were $33.1 million, an increase of $2.1 million, or 6.7%, due primarily to increased material and wages for operations. Operating costs as a percentage of revenues have decreased 2% due to cost cutting measures. ANRR's operating costs were $2.3 million in the second quarter of 1998, an increase of $0.1million, or 4.5% compared to the second quarter of 1997. Operating costs as a percentage of revenues actually lower in 1998 due to reductions in workforce.

Selling, general and administrative expenses decreased $1.9 million, or 25.3% this quarter compared to 1997 due to the write-off in 1997 of $2.9 million of costs incurred with the potential merger of FECI and the Company offset by increases in salaries and wages.

SIX MONTHS ENDED JUNE 30
Total FEC transportation operating revenues were $98.1 million in the six months ended June 30, 1998, an increase of $7.9 million, or 8.8% compared to 1997. The number of shipments increased by approximately 2% in 1998 compared to 1997, primarily in shipments of aggregate products and automobiles as previously discussed. Also included in 1998 operating revenue is an increase in fiber optic income of $3.7 million as discussed above. ANRR operating revenues for 1998 were $5.6 million, an increase of $.4 million, or 7.7 % compared to 1997 due to an increase in shipments from FCP compared to 1997 when the mill was shutdown. Operating expenses for FEC in 1998 were $66.1 million, $3.7 million, or 5.9% higher than 1997 due to a nonrecurring casualty insurance settlement totaling $1.4 million, $.6 million in equipment repairs, and increased trucking costs. ANRR's operating costs were $4.8 million, consistent with 1997.

Selling, general and administrative expenses were $11.7 million, or 2% lower than last year.

SUGAR


                                              Three months ended June 30,    Six months ended June 30,
                                                   ($ in millions)                ($ in millions)
                                                1998     1997  % Change       1998       1997   % Change
Net sales                                       $1.4     $13.7  (898.0)       $26.7      $25.4     5.1
Cost of sales                                    1.1      10.5  (895.2)        21.8       19.3    13.0
Selling, general and administrative expenses     1.0       1.1   (9.1)          2.6        2.5     4.0
Operating profit                                 (.7)      2.2  (131.8)         2.3        3.6   (36.1)

THREE MONTHS ENDED JUNE 30,
Net sales decreased $12.3 million, or 898% compared to the second quarter of 1997. This year, the harvesting season ended later than last year. There were no shipments of sugar in the second quarter of 1997 and 2,659 tons shipped in the second quarter of 1997. Cost of sales were 78.6% of sales in 1998 compared to 76.6% of sales last year.

Selling, general, and administrative expenses decreased $0.1 million or 9.1% as a result of slightly lower sugar taxes.

SIX MONTHS ENDED JUNE 30,
Net sales increased $1.3 million, or 5.1% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to a 4.6% volume increase (2,755 tons) in sugar harvested and sold. Sales will begin on the 1998-1999 harvest season in the fourth quarter of this year. Sales price per ton was slightly higher than last years at $432.70 per ton compared to $430.40 per ton in 1997.

Cost of sugar sales as a percentage of sales increased in 1998 to 81.6% compared to 76.0% in 1997. Frequent interruptions of harvesting and milling operations caused by unseasonably rainy weather prevented the realization of any efficiency from the increased volumes experienced, and resulted in a $26/ton higher cost.

Selling, general and administrative expenses increased $0.1 million or 4.0% as a result of an increase in the everglades environmental tax rate this year.

As previously discussed, the Company has contracted to sell substantially all of its lands used for harvesting sugar. The Company does retain the right to harvest sugar once the land is sold until the year 2003.

CORPORATE AND OTHER

Corporate selling, general and administrative expenses not allocated to segments totaled $3.2 million for the second quarter of 1998, an increase of $3.0 million, compared to the second quarter of 1997 due to increases in salaries and benefits and professional fees. Corporate selling, general and administrative expenses totaled $6.0 million for the six months of 1998, an increase of $4.6 million over 1997 substantially due to the increases in salaries and benefits and professional fees. Selling, general, and administrative expenses were also up this year because of $.9 million less pension income and $.2 million of goodwill amortization from acquisitions which occurred at the end of 1997.

FINANCIAL POSITION

Total cash and cash equivalents decreased $89.0 million during 1998 from $158.6 million at December 31, 1997 to $69.6 million at June 30, 1998 as a result of a net increase in short-term investments and marketable securities totaling $72.1 million, the increases in investments in joint ventures totaling $17.8 million as well as capital expenditures.

Capital expenditures for the six months of 1998 totaled $53.1 million, of which $32.7 million related to real estate construction and land purchases.

Stockholder's equity at June 30, 1998 was $10.19 per share, an increase of $0.30 from December 31, 1997 as a result of earnings for the six months, net of the Company's regular dividends totaling $0.04 per share.

YEAR 2000 COMPLIANCE

The Company has created a Year 2000 Project Team to address potential problems within the Company's operations which could result from the century change in the Year 2000. The project team is led by the Vice President of Finance and consists of representatives of the Company's Information Systems Departments or financial departments for each subsidiary, and has access to key associates in all areas of the Company's operations. The project team has used and continues to use outside consultants on an as-needed basis.

A four-phase approach has been utilized to address the Year 2000 issues: an inventory phase to identify all computer-based systems and applications (including embedded systems) which might not be Year 2000 compliant; an assessment phase to determine what revisions or replacements would be necessary to achieve compliance and what priorities would best serve the Company; a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and an implementation phase to transition the compliant systems into the everyday operations of the Company. Excluding the Company's FEC subsidiary, management believes that the four phases are approximately 70%, 30%,15% and 0% complete, respectively and that all critical systems will be compliant by the end of 1999. FEC has reported that they believe that the four phases are approximately 70%, 50%, 20% and 10%, respectively, complete.

The Company is in the process of assessing total costs to address and modify Year 2000 problems, however, its management as well as FEC's management believe the costs will not be material to either company's financial position. Approximately $20,000 has been spent by the Company and another $53,000 has been spent by FEC through June 30, 1998.

As a part of the Year 2000 review, the Company is examining its relationships with certain key outside vendors and others with whom it has significant business relationships to determine to the extent practical the degree of such parties' Year 2000 compliance. The Company has received or is seeking assurance from several third party vendors that they are or will be Year 2000 compliant. Management believes that the failure of any other third party vendors will not have a material adverse effect on the Company.

Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to timely process, in its transportation sector, its payments for services and receipts of revenues. The Company does not expect any such impact to be material A substantial amount of FEC's freight is derived from interline connections with other railroads. Should these other railroads have systems failures, freight delivered to others, or accepted by FEC, could be materially adversely effected. FEC is currently developing contingency plans for alternative methods of maintaining its current levels of operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.01  Agreement for Purchase and Sale of Assets and Stock between St. Joe
           Real Estate Services, Inc. et.al. and CMT Holding, Ltd.

     27.01 Financial Data Schedule (for SEC use only)

     27.02 Restated Financial Data Schedule (for SEC use only)

     99.01 Supplemental Calculation of Selected Consolidated Financial Data

(b)  Reports on Form 8-K

      No reports filed this quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      The St Joe Company




Date: August 12, 1998                 /s/ Peter S. Rummell
     -------------------------        -----------------------------------
                                      Peter S. Rummell
                                      Chief Executive Officer


Date: August 12, 1998                 /s/ Michael N. Regan
     -------------------------        -----------------------------------
                                      Michael N. Regan
                                      Vice President Finance and Planning
                                      (Principal Financial Officer)
                                      (Principal Accounting Officer)