Form 10-Q
period 1998-09-30
ST JOE CO
filed 1998-11-12
CIK 745308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998 there were 91,697,811 shares of common stock, no par value, issued and 89,953,821 shares outstanding, with 1,743,990 shares of treasury stock.

                               THE ST. JOE COMPANY
                                      INDEX

                                                                   Page No.

PART I   Financial Information:

         Consolidated Balance Sheets-
         September 30, 1998 and December 31, 1997                       3

         Consolidated Statements of Income and
         Retained Earnings - Three months and Nine
         Months ended September 30, 1998 and 1997                       4

         Consolidated Statements of Cash Flows-
         Nine months ended September 30, 1998 and 1997                  5

         Notes to Consolidated Financial Statements                     6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                          9

PART II  Other Information

         Exhibits and Reports on Form  8-K                             18

                               THE ST. JOE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       September 30,        December 31,
                                                            1998                1997
                                                        (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                               $    85,388         $   158,568
  Short-term investments                                     53,649              51,034
  Accounts receivable                                        39,874              58,623
  Inventory                                                  12,687              15,605
  Other assets                                               37,233              18,562
                                                        -----------         -----------
    Total current assets                                    228,831             302,392

Investments & Other Assets:
  Marketable securities                                     287,717             306,910
  Prepaid pension asset                                      47,878              40,861
  Other assets                                              151,770              37,341
                                                        -----------         -----------
    Total investment and other assets                       487,365             385,112

Property, plant & equipment, net                            918,100             859,137

                                                        -----------         -----------
Total assets                                            $ 1,634,296         $ 1,546,641
                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      $    31,729         $    29,735
  Accrued liabilities                                        48,529              18,777
  Current portion of long-term debt                          18,917                  --
  Income tax payable                                          6,541               2,150
                                                        -----------         -----------
    Total current liabilities                               105,716              50,662

Accrued casualty reserves and other liabilities              16,241              15,014
Deferred income taxes                                       288,025             275,695
Long-term debt                                               13,538                  --
Minority interest in consolidated subsidiaries              311,567             298,466

Stockholders' Equity:
  Common stock, no par value; 180,000,000 shares
  authorized; 91,697,811 issued                              13,054              13,054
  Retained earnings                                         836,942             817,663
  Accumulated comprehensive income                           88,167              79,559
  Treasury stock, 1,743,990 shares, at cost                 (36,133)                 --
  Restricted stock deferred compensation                     (2,821)             (3,472)
                                                        -----------         -----------
    Total stockholders' equity                              899,209             906,804

                                                        -----------         -----------
    Total liabilities and stockholders' equity          $ 1,634,296         $ 1,546,641
                                                        ===========         ===========

                               THE ST. JOE COMPANY

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                 Three months                          Nine months
                                                               ended September 30,                  ended September 30,
                                                             1998               1997              1998               1997

Net sales                                               $     14,845       $     11,047       $     62,399       $     79,566
Operating revenues                                            93,047             58,366            217,617            172,328
                                                        ------------       ------------       ------------       ------------
    Total revenues                                           107,892             69,413            280,016            251,894

Cost of sales                                                  3,763              4,825             35,726             61,591
Operating expenses                                            53,913             33,226            125,345             99,320
Depreciation and amortization                                 10,083              7,911             27,560             22,600
Selling, general and
  administrative expenses                                     22,298              7,564             46,663             26,367
                                                        ------------       ------------       ------------       ------------
      Operating profit                                        17,835             15,887             44,722             42,016

Other income (expense):
  Dividends                                                    1,429                926              3,561              2,583
  Interest income                                              3,637              6,719             13,548             21,955
  Interest expense                                              (158)               (89)              (301)              (331)
  Gain on sales and other dispositions of property               428                206                960              3,305
  Other, net                                                   2,293              2,346              6,151              5,138
                                                        ------------       ------------       ------------       ------------
      Total other income (expense)                             7,629             10,108             23,919             32,650
                                                        ------------       ------------       ------------       ------------
Income before income taxes and minority interest              25,464             25,995             68,641             74,666

Income tax expense:
  Current                                                      8,530              7,734             21,695             22,188
  Deferred                                                     2,044              3,698              7,762             10,793
                                                        ------------       ------------       ------------       ------------
     Total income tax expense                                 10,574             11,432             29,457             32,981
Income before minority interest                               14,890             14,563             39,184             41,685

Minority interest                                              5,653              5,507             14,419             13,404
                                                        ------------       ------------       ------------       ------------
Net income                                              $      9,237       $      9,056       $     24,765       $     28,281
                                                        ------------       ------------       ------------       ------------

Retained earnings at beginning of period                $    829,525       $    835,669       $    817,663       $  1,125,161
  Dividends                                                   (1,820)            (1,528)            (5,486)          (310,244)
                                                        ------------       ------------       ------------       ------------
Retained earnings at end of period                      $    836,942       $    843,198       $    836,942       $    843,198

Per Share Data:
Basic                                                   $       0.10       $       0.10       $       0.27       $       0.31
                                                        ============       ============       ============       ============

Diluted                                                 $       0.10       $       0.10       $       0.27       $       0.30
                                                        ============       ============       ============       ============

Shares Outstanding:
Basic                                                     90,950,488         91,697,811         91,448,703         91,694,113
Diluted                                                   91,699,715         93,228,640         92,950,327         92,882,649

                               THE ST. JOE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                Nine Months
                                                                             ended September 30,
                                                                             1998          1997
                                                                            (dollars in thousands)
Cash flows from operating activities:
  Net income                                                               $  24,765       $  28,281
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion and amortization                                  27,560          23,635
    Minority interest in income                                               14,419          13,404
    Equity in earnings of joint ventures                                        (669)             --
    Gain on sale of property                                                    (960)         (3,682)
    Deferred income tax expense                                                7,762          12,327
    Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable                                                     24,007          18,174
      Inventory                                                                2,918           5,985
      Other assets                                                           (16,368)        (26,870)
      Accounts payable, accrued liabilities and casualty reserves             12,672           6,971
      Income taxes payable                                                     4,391          (2,988)
                                                                           ---------       ---------
Net cash provided by operating activities                                    100,497          75,237

Cash flows from investing activities:
  Purchases of property, plant and equipment                                 (84,818)        (53,256)
  Purchases of investments:
    Available for sale                                                      (724,606)        (49,615)
    Held to maturity                                                              --        (100,336)
  Payment for acquisitions and joint ventures, net of cash acquired          (97,959)             --
  Proceeds from disposition of assets                                          6,262          14,904
  Maturities and redemptions of investments:
    Available for sale                                                       758,616          62,434
    Held to maturity                                                          11,000         114,096
                                                                           ---------       ---------
Net cash used in investing activities                                       (131,505)        (11,773)

Cash flows from financing activities:
  Increase in notes payable and line of credit, net                              700              --
  Treasury stock purchased                                                   (36,133)             --
  Dividends and special distributions paid to stockholders                    (5,486)       (310,244)
  Dividends paid to minority interest                                         (1,253)         (1,247)
Net cash used in financing activities                                        (42,172)       (311,491)

Net decrease in cash and cash equivalents                                    (73,180)       (248,027)
Cash and cash equivalents at beginning of period                             158,568         449,013
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $  85,388       $ 200,986
                                                                           =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                               $     301       $     331
    Income taxes                                                           $  17,238       $  25,776

                               THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1997 amounts between net sales and operating revenues and cost of sales and operating expenses have been made to be consistent with current year reporting.

2. On January 22, 1998, the Company entered into a memorandum of understanding with the National Football League ("NFL") to build and operate NFL entertainment centers in locations nationwide. On September 18, 1998 the NFL and the Company announced that they mutually agreed not to proceed with this project further.

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

5. On July 31, 1998, the Company completed the acquisition of 100% of the assets of Prudential Florida Realty (PFR) from CMT Holdings, Ltd. PFR is the largest real estate brokerage, sales and services company in Florida and the sixth largest in the United States. Under the terms of the acquisition, the Company bought certain business assets of CMT Holdings, Ltd., for a total purchase price of approximately $98 million, of which $80 million was paid at closing and $10 million will be deferred over a two year period. Upon completion of an audit of a closing balance sheet of the net assets purchased, the remaining purchase price will be paid within 130 days of closing. There is also the potential for an additional $10 million in purchase price to be paid over three to five years if certain performance targets are met. The acquisition has been accounted for under the purchase method of accounting and the resulting excess of purchase price over net assets acquired is approximately $90 million.

6. On September 28, 1998, the Company completed the acquisition of Goodman Segar Hogan Hoffler LP, (Goodman Segar GVA) a commercial , retail, office and industrial real estate services company based in Norfolk, Va. Goodman Segar GVA leases and manages approximately 25 million square feet of commercial property in the southeast United States with real estate transactions valued at nearly $1 billion annually. The purchase has been accounted for using purchase accounting and the resulting excess of purchase purchase price over net assets acquired is approximately $16.7 million.

7. On July 6, 1998, the Company, the U.S. Department of the Interior, and The Nature Conservancy jointly announced the completion of a final agreement under which the Company will sell approximately 50,000 acres of sugarcane lands to The Nature Conservancy, and ultimately to the governmental partners involved in Everglades restoration. This sale represents substantially all of the Company's land used for sugar operations. The sales price for the land is approximately $133.5 million in cash. Under the agreement, the Company retains the right to farm the land through March 31, 2003. The transaction is subject to the approval of The Nature Conservancy Board of Governors and certain due diligence by the purchasers.

         On November 5, 1998, a lawsuit was initialized in the United States District Court for the District of Columbia by various sugar growers of Florida against Hon. Bruce Babbitt, Secretary of the United States Department of the Interior. The plaintiffs seek to have the contract between the U.S. Department of Interior and the Company set aside and otherwise block the sale of the Company's 50,000 acres. The Company is not a party to the lawsuit; however the Company has retained counsel to review and evaluate the merits of the case.

8. Long-term debt and credit agreements at September 30, consisted of the following:

                                                                               1998             1997
                                                                          -------------         ----

         Revolving credit agreement, interest payable monthly
          at 1.5% per annum; secured by restricted short-term
          investments; matures November 15, 1998                          $17.0 million           -
         Non-interest bearing note payable to CMT Holdings, Ltd.
          due in equal annual installments beginning July 28, 1999,
          net of discount of $.8 million computed at 6%                     9.2 million           -
         Non-interest bearing notes payable to former owners of
          Goodman Segar GVA. Due in three annual installments beginning
          September 24, 1999, net of discount of $.4 million                4.5 million           -
          computed at 6%
         Various secured and unsecured notes, bearing interest
          at rates from Prime to 11.25%                                     1.8 million           -
                                                                          -------------           -
         Total                                                            $32.5 million           -
                                                                          =============         ====


9. The Company adopted the provisions of statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $33.3 million and $47.3 million, respectively. This amount differs from net income due to changes in the net unrealized gains on marketable securities available for sale.

10. The Company and its subsidiaries are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

11. The Company has retained certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees.

12. The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have previously been sold. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

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

         It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company. As of September 30, 1998 and December 31, 1997, the aggregate environmental related accruals were $7.3 million, respectively. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The St. Joe Company is a diversified company engaged in the real estate, forestry, resort development, transportation and sugar industries. During the first quarter of 1998, the Company also entered into the location-based entertainment business.

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


RECENT EVENTS

The National Football League and the Company announced on September 18, 1998 that they mutually agreed not to proceed with plans for the joint development, construction and operation of NFL entertainment centers. After extensive discussions and analysis, the Company and the NFL jointly decided not to pursue the project further.

On October 13, 1998 the Company reached an agreement in principle to acquire the assets of Prudential Network Realty, a premier real estate services company in northeast Florida. The Company plans to integrate the Jacksonville-based company into its realty services unit, Prudential Florida Realty. The proposed transaction is subject to the execution of a definitive agreement and appropriate corporate, franchisor and governmental approvals.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30
Net sales include real estate property sales, timber sales and sugar sales. Net sales were $14.8 million for the three months ended September 30, 1998 an increase of $ 3.8 million, or 34.5%, from $11.0 million in 1997. Sales of real estate totaled $7.5 million in 1998 as compared to $5.4 million in 1997. Forestry sales were $7.0 million, as compared to $5.4 million in 1997 due primarily to bulk land and timber sales this quarter. Sugar sales were $.3 million as compared to $.2 million in 1997. The Company typically harvests substantially all its sugar during the first and fourth quarters of each year.

Operating revenues totaled $93.0 million in the third quarter of 1998, an increase of $34.7 million, or 59.5% compared to the third quarter of 1997. Included in operating revenues are commercial/industrial rental and services revenue, residential real estate services revenue, resort revenue, and transportation revenue. Residential real estate services revenues derived since July 31, 1998, the date of acquisition of Prudential Florida Realty, made up $31.8 million of the increase in operating revenues. Real estate revenues were $11.8 million in the third quarter of 1998, as compared to $9.6 million in 1997 resulting primarily from increased rental rates and new buildings placed in service this year. Transportation revenues were $49.4 million in 1998, as compared to $48.6 million. Increased trucking related shipments was the primary contributor to the increase.

Cost of sales was $3.8 million for the three months ended September 30, 1998, a decrease of $1.0 million, or 20.8% compared to $4.8 million in 1998. This decrease was due to a decrease in real estate cost of land sales of $.2 million, and a decrease in forestry cost of sales of $.8 million.

Operating expenses totaled $53.9 million, an increase of $20.7 million, or 62.3 % as a result of residential real estate services costs of $20.5 million from Prudential Florida Realty, a decrease in transportation operating expenses of $.3 million and an increase in real estate rental expenses of $.5 million.

Depreciation and amortization totaled $10.1 million, an increase of $2.2 million, or 27.8% due to new buildings placed into service this year and additional goodwill amortization.

Selling, general and administrative expenses were $22.3 million in the three months ended September 30, 1998, an increase of $14.7 million, or 193% over 1997, attributable to the realty services general and administrative expenses from the acquisition of Prudential Florida Realty totaling $8.7 million, a $3.0 million increase in corporate overhead, a $3.4 million increase in residential community development overhead, offset by a $.1 million decrease in forestry overhead, a $.2 million decrease in transportation administrative costs and a $.1 million decrease in sugar administrative costs.

Other income (expense) decreased $2.5 million, or 24.7% in 1998 compared to 1997 substantially due to lower interest income. As a result of recent acquisitions, and other uses of cash, average balances of invested cash were substantially lower this year.

Income tax expense for the third quarter of 1998 totaled $10.6 million, representing an effective rate of 41.5%, which is higher than the statutory rate because of the 50% excise tax recorded on prepaid pension cost totaling $1.2 million. Income tax expense in 1997 was $11.4 million, for an effective rate of 43.8%.

Net income for the third quarter of 1998 was $9.2 million, or $0.10 basic and diluted earnings per share, compared to $9.1 million, or $0.10 basic and diluted per share in 1997.

NINE MONTHS ENDED SEPTEMBER 30
Net sales were $62.4 million for the nine months ended September 30, 1998 a decrease of $ 17.2 million, or 21.6%, from $79.6 million in 1997. Sales of real estate totaled $8.8 million in 1998 as compared to $30.8 million in 1997 due primarily to several property sales by Gran Central Corporation ("GCC") in 1997. Forestry sales were $26.6 million as compared to $23.1 million in 1997 due to the FCP mill shutdown from April, 1997 until September, 1997. Sugar sales were $27.0 million as compared to $25.5 million in 1997.

Operating revenues totaled $217.6 million in 1998, an increase of $45.3 million, or 26.3% compared to 1997. Residential real estate services revenues derived from Prudential Florida Realty, made up $31.8 million of the increase in operating revenues. Transportation operating revenues increased $9.2 million, or 6.4% in 1998 from $144.0 million in 1997 due to a $5.5 million increase in shipments of freight and a $3.7 million increase in fiber optic revenue. Real estate operating revenues were $32.4 million, an increase of $4.1 million, or 14.5% in 1998 resulting primarily from increased rental rates and new buildings placed in service this year. Resort revenue was $.2 million in 1998 as compared to zero in 1997.

Cost of sales was $35.7 million for the nine months ended September 30, 1998, a decrease of $25.9 million, or 42.0% in 1998 from $61.6 million in 1997. This decrease was due to a decrease in real estate cost of land sales of $22.1 million, a decrease in forestry cost of sales of $6.3 million offset partially by an increase in sugar cost of sales of $2.5 million. Operating expenses in 1998 were $125.3 million, an increase of $26.0 million, or 26.2% as a result of residential real estate services costs of $20.5 million from Prudential Florida Realty, an increase in transportation operating expenses of $3.6 million, an increase in real estate operating expenses of $1.6 million and resort operating costs of $.3 million.

Depreciation and amortization was $27.6 million, an increase of $5.0 million, or 22.1% compared to 1997.

Selling, general and administrative expenses were $46.7 million in the nine months ended September 30, 1998, an increase of $ 20.3 million, or 76.9% over 1997, attributable to the realty services general and administrative expenses from the acquisition of Prudential Florida Realty totaling $8.7 million, a $6.9 million increase in corporate overhead, a $5.1 million increase in real estate overhead, a $.2 million increase in sugar, offset by a decrease of $.1 million in forestry overhead and $.5 million decrease in transportation administrative costs.

Other income (expense) decreased $8.7 million, or 26.6% in 1998 compared to 1997 substantially due to lower interest income. As a result of the two special distributions of net proceeds of $336.9 million in 1997 and uses of cash for other investment purposes, average balances of invested cash were substantially lower this year.

Income tax expense for 1998 totaled $29.5 million, representing an effective rate of 43.0%, which is higher than the statutory rate because of the 50% excise tax recorded on prepaid pension cost totaling $3.5 million. Income tax expense in 1997 was $33.0 million, for an effective rate of 44%.

Net income for the nine months of 1998 was $24.8 million, or $0.27 basic and diluted earnings per share, compared to $28.2 million, or $0.31 basic and $0.30 diluted per share in 1997.

REAL ESTATE

--------------------------------------------------------------------------------------------------------
                                              Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                     ($ in millions)               ($ in millions)
--------------------------------------------------------------------------------------------------------
                                                                     %                           %
                                                  1998    1997    Change       1998     1997   Change
--------------------------------------------------------------------------------------------------------
Net sales and operating revenues                 $19.3   $15.2     27.0       $41.3    $59.2   (30.2)
--------------------------------------------------------------------------------------------------------
Cost of sales and operating expense                5.5     5.3      3.7        14.6     35.1   (58.4)
--------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses       4.1      .6    583.3         8.3      3.2   159.4
--------------------------------------------------------------------------------------------------------
Depreciation and amortization                      3.1     2.4     29.2         8.7      6.7    30.0
--------------------------------------------------------------------------------------------------------
Operating profit                                   6.6     6.9     (4.3)        9.7     14.2   (31.7)
--------------------------------------------------------------------------------------------------------



THREE MONTHS ENDED SEPTEMBER 30
Real estate net sales and operating revenues increased $4.1 million, or 27.0% in the third quarter of 1998 compared to the third quarter of 1997. Cost of sales and operating expenses increased $.2 million, or 3.7% for the same comparable periods.

In the third quarter of 1998, the commercial/industrial division had real estate land sales of $5.1 million with cost of sales of $.5 million compared to sales of buildings and property totaling $4.9 million with cost of sales totaling $1.3 million in the third quarter of 1997.

In the commercial/industrial division, rental revenues increased to $11.6 million, from $9.7 million in the third quarter of 1997, a 19.6% improvement. The increase in rental revenue for the quarter compared to 1997's third quarter was comprised of $.7 million, or 7.2% increase, caused by increased rental rates, and a $1.2 million, or 13.0%, increase in rental revenue due to new buildings placed in service since the second quarter of 1997. Operating expenses in the commercial/industrial division increased to $4.2 million in the third quarter of 1998 from $3.6 million in 1997, a 16.7% increase, resulting from a $.6 million increase in property operating costs. Depreciation expense increased $.7 million, or 29.2% as a result of new buildings placed in service since last year. Gross margin was $4.3 million or 37.1% in 1998 as compared to $3.7 million, or 38.1% in 1997 as a result.

Real estate sales and management fees in the community/residential division totaled $2.6 million with costs of sales and operating costs of $.8 million in 1998. Sales this quarter consisted of lot sales in the Camp Creek, Summerwood and Woods III developments. Real estate sales in 1997 totaled $.6 million with costs of sales and operating expenses of $.4 million.

Selling, general and administrative expenses for the segment increased to $4.1 million in 1998 compared to $.6 million in 1997 due to pre-development and start-up costs incurred during the quarter in the residential division and increased costs of asset management in the commercial/industrial division.

NINE MONTHS ENDED SEPTEMBER 30
Real estate net sales and operating revenue decreased $17.9 million, or 30.2% in the first nine months of 1998 compared to 1997. Cost of sales and operating expenses decreased $20.5 million, or 58.4% in 1998 compared to 1997.

In 1998, the commercial/industrial division had land and building sales and miscellaneous real estate income of $5.4 million with $.6 million of related costs compared to land and building sales and miscellaneous real estate revenue in 1997 of $26.7 million with cost of sales of $22.4 million.

In the commercial/industrial division, rental revenues increased to $32.0 million, from $28.2 million in 1997, or 13.5%. The increase in rental revenue this year can be attributed to a $3.6 million, or 12.7% increase from increases in rental rates and a $1.8 million, or 6.4% increase in rental revenue due to new buildings placed in service since the third quarter of 1997. Partially offsetting these increases was $.6 million, or 2.1% decrease in revenues attributable to reductions in rent recoverables from tenants and a decrease of $1.0 million, or 3.5% reduction in miscellaneous land leases such as parking lots and signboard leases. Operating expenses in the commercial/industrial division increased to $12.2 million in 1998, from $10.7 million in 1997, or 14.0% due to a $1.5 million increase in property operating costs. Depreciation expense increased to $8.7 million up $2.0 million compared to 1997 due to new buildings placed into service. Gross margin was $11.1 million, or 34.7% in 1998 compared to $10.8 million or 38.3% in 1997 as a result.

During the nine months ended September 30, 1998 two office/showroom/warehouse buildings totaling 195,075 square feet were placed into service and two office buildings totaling 280,903 square feet were also placed into service. These additions bring total square feet available for lease to 6,040,094 square feet. There are also eleven buildings under construction or in pre-development stages, which will add an additional 1.7 million square feet of office space. One of these, totaling 134,000 square feet is expected to be completed in 1998, and the remaining ten, of which three are in north Florida, three are in central Florida, two are in south Florida, one is in Georgia and one is in Texas, are to be completed in 1999.

In the community/residential division, the Company recorded real estate sales and management fees of $3.9 million and operating costs of $1.8 million. In 1997 the community/residential division recorded real estate sales of $4.3 million and costs of $2.0 million. Depreciation expense was $.1 million for both 1998 and 1997. During the first nine months of 1998, the Company had 26 lot sales in its Summerwood development, three lot sales in Woods III, four lots in Camp Creek and two lots in Deerwood, all developments in West Florida.

Selling, general and administrative costs are up $5.1 million, or 159% for the first nine months of 1998 compared to the first six months of 1997 due to start-up costs and additional salaries and benefits in 1998, primarily related to the activity beginning in the Company's West Florida residential real estate and increased assets management costs in the commercial/industrial division.

RESIDENTIAL REAL ESTATE SERVICES

---------------------------------------------------------------------------------------------------------
                                                Three months ended Sept. 30,  Nine months ended Sept. 30,
                                                        ($ in millions)              ($ in millions)
---------------------------------------------------------------------------------------------------------
                                                                          %                           %
                                                   1998        1997    Change    1998      1997    Change
---------------------------------------------------------------------------------------------------------
Net sales and operating revenues                   $31.8         -         -    $31.8         -        -
---------------------------------------------------------------------------------------------------------
Cost of sales and operating expense                 20.5         -         -     20.5         -        -
---------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses         8.7         -         -      8.7         -        -
---------------------------------------------------------------------------------------------------------
Depreciation and amortization                        1.0         -         -      1.0         -        -
---------------------------------------------------------------------------------------------------------
Operating profit                                     1.6         -         -      1.6         -        -
---------------------------------------------------------------------------------------------------------

On July 31, 1998, the Company completed the acquisition of 100% of the assets of Prudential Florida Realty (PFR), the largest real estate brokerage, sales and services company in Florida and the fifth largest in the United States from CMT Holdings, Ltd. PFR provides complete real estate brokerage services, including, asset management, rentals, property management, property inspection, mortgage, relocation and title services. In an effort to capitalize on the high quality associated with the Arvida name in master-planned community developments, in early 1999, this operation's name will be changed to Arvida Realty Services. Costs to be incurred in connection with the integration and conversion process are expected to approximate $3.0 million.

Realty brokerage net sales and operating revenues of $31.8 million since August 1, 1998 are attributable to 5,345 closed real estate transaction sales, representing $900 million of sales volume, 1,702 title policies issued and $53.0 million of mortgage loans originated. Operating expenses of $20.5 million are attributable to commissions paid on real estate transactions and underwriting fees on title policies.

FORESTRY

----------------------------------------------------------------------------------------------------------
                                                Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                      ($ in millions)               ($ in millions)
----------------------------------------------------------------------------------------------------------
                                                                        %                              %
                                                   1998      1997    Change     1998       1997     Change
----------------------------------------------------------------------------------------------------------
Net sales                                          $7.0       5.4     29.6     $26.6      $23.1     15.1
----------------------------------------------------------------------------------------------------------
Cost of sales                                       2.9       3.7    (21.6)     13.5       19.8    (31.8)
----------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses         .4        .5    (20.0)      1.6        1.7     (5.9)
----------------------------------------------------------------------------------------------------------
Depreciation and amortization                        .3        .2     50.0       1.3         .5    160.0
----------------------------------------------------------------------------------------------------------
Operating profit                                    3.4       1.0    240.0      10.2        1.1    827.3
----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30
Total net sales increased $1.6 million, or 29.6% in the third quarter of 1998 compared to the third quarter of 1997. Bulk land and timber sales were $2.1 million during the 1998 quarter. Total sales to FCP for the quarter were $2.7 million (90,237 tons). Since August of 1998 the FCP mill has been shutdown, and there is no indication when it will reopen. Under the terms and conditions of the amended fiber supply agreement with FCP, FCP will begin redirecting the volumes of pulpwood from its mill in Port St. Joe to another mill, thus sales of pulpwood to FCP will resume in the latter part of this year.

Last years sales to FCP were $1.4 million (53,429 tons) since the mill was shutdown from April, 1997 until September, 1997. Sales to other customers totaled $2.2 million (105,624 tons) in the third quarter of 1998 as compared to $3.9 million (161,865 tons) due to a slowdown in paper markets.

Cost of sales for the quarter decreased $.8 million, or 21.6% compared to 1997 due to less wood sold with cut and haul expenses. Cost of sales as a percentage of sales was 41.4% in 1998 as compared to 68.5% in 1997. Excluding the bulk land and timber sales, which had substantially no associated costs, cost of sales as a percentage of sales was 59.2% , lower than 1997 comparable third quarter due to more sales of Company wood with no cut and haul charges. There was no procured wood sold in the third quarter of 1998.

Selling, general and administrative expenses were $.1 million lower than in 1997 due to a nonrecurring insurance expense in 1997 related to terminated employees benefits.

NINE MONTHS ENDED SEPTEMBER 30
Total net sales increased $3.5 million, or 15.1% in 1998 compared to 1997. The majority of this increase is due to the third quarter bulk land and timber sales totaling $2.1 million previously discussed. Sales to FCP made up $15.4 million (533,819 tons) of total sales in 1998, and sales to other customers totaled $9.1 million (365,225 tons). This compares to sales in 1997 to FCP of $14.2 million (479,133 tons) and sales to other customers totaling $8.9 million (335,126 tons). Sales to other customers were higher this year than 1997 as the Company experienced more lump sum bid timber sales due to increased demand in the first quarter of this year. Sales prices of timber sold to FCP were lower this year at an average price of $29/ton compared to $30/ton in 1997. Sales prices of timber sold to other customers were also lower this year at an average of $25/ton compared to $27/ton last year.

Cost of sales decreased $6.3 million, or 31.8% in 1998 compared to 1997. Cost of sales as a percentage of sales was 50.8% in 1998 as compared to 85.7% in 1997 due primarily to less timber purchased from outside sources. The Company procured approximately 13,700 tons of wood this year to fulfill the requirements of its timber supply agreement with FCP compared to 180,477 tons last year. The cost of sales of procured wood were approximately $30/ton in 1998 and in 1997. Cost of sales of timber grown on Company land and sold to FCP decreased by $2/ton to approximately $21/ton due to a change in product mix of less chips and more pulpwood. The cost of sales for timber sold to other customers also decreased this year due to sales of bid timber, which do not require cutting and hauling. Cost of sales on sales to other customers was $10/ton, which was approximately $8/ton less than last year.

General and administrative expenses were $.1 million lower in 1998 as compared to 1997. General and administrative costs in 1997 included $0.5 million of severance payments made to terminated employees. Included in 1998 is a nonrecurring payment of $0.4 million for settlement of property tax litigation which occurred in the first quarter. Depreciation expense was $.8 million higher this year due to a higher percentage of depletion taken this year.

TRANSPORTATION

--------------------------------------------------------------------------------------------------------------------
                                                    Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                          ($ in millions)                   ($ in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                             %                              %
                                                     1998       1997       Change    1998      1997       Change
--------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $49.4      $48.6       1.6     $153.2     $144.0       6.4
--------------------------------------------------------------------------------------------------------------------
Operating expense                                     29.0       29.3      (1.0)      91.5       87.9       4.1
--------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses           5.2        5.4      (3.7)      16.2       16.7      (3.0)
--------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                          4.7        4.8      (2.0)      13.9       14.0      (0.7)
--------------------------------------------------------------------------------------------------------------------
Operating profit                                      10.5        9.1      15.4       31.6       25.4      24.4
--------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30
Total Florida East Coast Railway ("FEC") transportation operating revenues were $47.1 million for the third quarter of 1998, an increase of $.8 million, or 1.7% compared to the third quarter of 1997. The increase in revenues was derived from increases in trucking shipments totaling $1.2 million offset by a decrease in rail revenues of $.4 million caused by a decrease in rail shipments. Decreases were evident in the intermodal and other carload traffic, with increases in automotive shipments and aggregates shipments. Apalachicola Northern Railroad Company ("ANRR") operating revenues for the third quarter of 1998 were $2.3 million, which was flat compared to last year's third quarter.

FEC's operating expenses were $27.5 million, a decrease of $.2 million. ANRR's operating costs were $1.5 million in the third quarter of 1998, substantially the same as 1997.


NINE MONTHS ENDED SEPTEMBER 30
Total FEC transportation operating revenues were $145.2 million, an increase of $8.7 million for the nine months ended September 30, 1998, or 6.4% compared to 1997. The increase in rail related revenue accounted for $1.9 million of the increase and trucking related revenues generated a $3.1 million increase. Attributing to the increased rail related revenues was a 22.5% increase in automotive shipments and an 8.0% increase in aggregates shipments. Overall, the number of rail shipments showed a less than 1% decrease compared to prior years. Also included in 1998 operating revenue is an increase in fiber optic income of $3.7 million. During the second quarter of 1998, FEC recognized $3.0 million of income in connection with a nonmonetary exchange transaction negotiated with Williams Network whereby FEC received the right to control 36 fiber optic communications fibers along FEC's right-of-way, in exchange for the surrender of certain future operating lease payments. ANRR operating revenues for 1998 were $8.0 million, an increase of $.5 million, or 6.7% compared to 1997 due to an increase in shipments from FCP compared to 1997 when the mill was shutdown. As previously discussed, the FCP mill recently shutdown again in August of this year. If the FCP mill continues to remain closed ANRR's revenues, operating profit and net income will be negatively impacted.

Operating expenses for FEC in 1998 were $86.2 million, $3.3 million, or 4.0% higher than 1997. Rail related costs increased $.7 million whereas trucking related costs increased $2.6 million. Operating costs as a percentage of revenues decreased from 60.7% to 59.4% primarily due to lower fuel costs this year. ANRR's operating costs were $5.3 million in 1998, $.3 million higher than 1997 consistent with the increased revenue.

Selling, general and administrative expenses were $16.2 million, or 3.0% lower than last year. The prior year amounts included a $2.9 million non-recurring charge for costs incurred in connection with a potential disposition of certain subsidiaries of FEC. The current year expenses include severance and bonuses paid totaling $1.1 million and other increased overhead costs.


SUGAR

----------------------------------------------------------------------------------------------------------------
                                                  Three months ended Sept. 30,     Nine months ended Sept. 30,
                                                         ($ in millions)                ($ in millions)
----------------------------------------------------------------------------------------------------------------
                                                                        %                                %
                                                     1998     1997    Change       1998       1997     Change
----------------------------------------------------------------------------------------------------------------
Net sales                                             $.3      $.2     50.0        $27.0      $25.5     5.9
----------------------------------------------------------------------------------------------------------------
Cost of sales                                         (.3)     (.3)       -         20.7       18.2    13.7
----------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses          1.0      1.1     (9.1)         3.7        3.5     5.7
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization                          .4       .4        -          1.1        1.1       -
----------------------------------------------------------------------------------------------------------------
Operating profit                                      (.8)     (.9)    11.1          1.5        2.7   (44.4)
----------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30,
There were no sugar shipments in the third quarter of 1998 or 1997 as the harvesting period ended last quarter. Harvesting and sales will resume in the fourth quarter. Sales recognized this quarter were the result of pricing adjustments on previously sold sugar.

NINE MONTHS ENDED SEPTEMBER 30, Net sales increased $1.5 million, or 5.9% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to 4.6% volume increase (2,755 tons) in sugar harvested and sold and a slight increase (1%) in sales price. Sales price per ton was slightly higher than last years at $437 per ton compared to $434 per ton in 1997.

Cost of sugar sales as a percentage of sales increased in 1998 to 76.7 % compared to 71.4% in 1997. Frequent interruptions of harvesting and milling operations caused by unseasonably rainy weather prevented the realization of any efficiency from the increased volumes experienced, and resulted in a $27/ton higher cost.

Selling, general and administrative expenses increased $.2 million or 5.7% as a result of an increase in the everglades environmental tax rate this year.

As previously discussed, the Company has contracted to sell substantially all of its lands used for harvesting sugar. The Company does retain the right to harvest sugar once the land is sold until the year 2003.

CORPORATE AND OTHER

Corporate selling, general and administrative expenses not allocated to segments totaled $2.9 million for the third quarter of 1998, an increase of $3.0 million, compared to the third quarter of 1997 due to increases in salaries and benefits and professional fees. Corporate selling, general and administrative expenses totaled $8.2 million for the first nine months of 1998, an increase of $6.9 million over 1997 substantially due to the increases in salaries and benefits and professional fees and $1.0 million additional goodwill amortization. Selling, general, and administrative expenses were also up this year because of a $1.4 million reduction in pension income.

FINANCIAL POSITION

In August of this year, the Company's Board of Directors authorized $150 million for the repurchase of the Company's outstanding common stock from time to time on the open market. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. As of September 30, 1998 the Company had repurchased 1,743,990 shares of its common stock for $36.1 million.

Total cash and cash equivalents decreased $73.2 million during 1998 from $158.6 million at December 31, 1997 to $85.4 million at September 30, 1998 as a result of acquisitions and increases in investments in joint ventures totaling $98.0 million as well as capital expenditures totaling $84.9 million. The Company's investments in marketable securities were also utilized for the funding of acquisitions.

Capital expenditures for the nine months of 1998 totaled $84.9 million, of which $44.2 million related to real estate construction and land purchases.

Stockholder's equity at September 30, 1998 was $10.00 per share, compared to $9.89 per share at December 31, 1997 due to additional earnings this year, additional unrealized investment gains and lower stock outstanding due to the repurchase of treasury shares.

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

A four-phase approach has been utilized to address the Year 2000 issues: an inventory phase to identify all computer-based systems and applications (including embedded systems) which might not be Year 2000 compliant; an assessment phase to determine what revisions or replacements would be necessary to achieve compliance and what priorities would best serve the Company; a conversion phase to implement the actions necessary to achieve compliance and to conduct the tests necessary to verify that the systems are operational; and an implementation phase to transition the compliant systems into the everyday operations of the Company. Excluding the Company's FEC subsidiary, management believes that the four phases are approximately 70%, 40%, 20% and 5% complete, respectively and that all critical systems will be compliant by the end of 1999.

The Company is in the process of assessing total costs to address and modify Year 2000 problems, however, it is management's belief that the costs will not be material to the Company's financial position. Approximately $83,000 has been spent by the Company through September 30, 1998.

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

Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to timely process its payments for services and receipts of revenues. The Company does not expect any such impact to be material.

The management of FEC has advised the Company regarding FEC's Year 2000 compliance as follows:
         `[FEC] has created a program management office to direct the project's effort in achieving year 2000 compliance. A Year 2000 Compliance Steering Committee has been established that is sponsored by the CEO and comprised of senior management as active participants in the project.

         The project contains four phases to address the Year 2000 issues: (1) an inventory phase to identify all computer-based systems and applications which might not be year 2000 compliant; (2) an assessment phase to determine what revisions or replacements would be needed to achieve compliance, and the priority of each correction in assuring that business strategies and goals are met; (3) a conversion phase to implement the actions necessary to achieve compliance, and to conduct tests necessary to verify that the systems are operational; and (4) an implementation phase to transition the compliant systems into the everyday operations of [FEC]. Management believes that the four phases are approximately 70%, 50%, 20% and 10%, respectively complete, and that all critical systems will be compliant with the century change by third quarter 1999. [FEC] has budgeted approximately $250,000 to address the Year 2000 remediation issues, which includes the estimated costs of modifications and consultant fees addressing these issues. Approximately $63,000 of this amount has been expended through September 1998. By the third quarter 1999, the major business applications will have been replaced with new compliant versions at a cost of approximately $4.4 million, which is not part of the remediation budget. As part of the Year 2000 review, [FEC] is examining vendor and customer relationships to determine, to the extent practical, the degree of such parties' year 2000 compliance, and to develop strategies for working with such parties through the system changes. Should the Company [FEC] have problems with outside parties, the area most likely to be affected centers around shipments received from and /or forwarded to connecting rail carriers. Contingency plans are being developed to address this possibility.'



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         2.01 Purchase Agreement by and among Dominion Capital, Inc., Goodman-Segar-Hogan, Inc., HK Associates, L.P.
                  Goodman-Segar-Hogan-Hoffler, Inc, Goodman-Segar-Hogan Hoffler, L.P. and St. Joe Commercial Property Services, Inc dated September 24, 1998

         27.01    Financial Data Schedule (for SEC use only)

         27.02    Restated Financial Data Schedule (for SEC use only)

         99.01    Supplemental Calculation of Selected Consolidated Financial
                  Data

(b)      Reports on Form 8-K

         A Form 8-K Item 5. "Other Events" was filed on September 22, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               The St. Joe Company



Date: November 12, 1998                        \Peter S. Rummell\
      ---------------------                    ---------------------------------
                                               Peter S. Rummell
                                               Chief Executive Officer


Date: November 12, 1998                        \Michael N. Regan\
      ---------------------                    ---------------------------------
                                               Michael N. Regan
                                               Vice President Budget and Finance
                                               (Principal Financial Officer)
                                               (Principal Accounting Officer)