Form 10-K
period 1998-12-31
ST JOE CO
filed 1999-03-30
CIK 745308

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996).
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-10466

                              THE ST. JOE COMPANY
             (Exact name of registrant as specified in its charter)

                      FLORIDA                                          59-0432511
          (State or other jurisdiction of                           (I.R.S. Employer
           incorporation or organization)                         Identification No.)
          SUITE 400, 1650 PRUDENTIAL DRIVE                               32207
               JACKSONVILLE, FLORIDA                                   (Zip Code)
      (Address of principal executive offices)

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price on March 12, 1999, was $911,451,654.

     As of March 12, 1999, there were 88,112,311 shares of Common Stock, no par value issued and outstanding; an additional 3,585,500 shares were held in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999, (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's operating and financial results. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include but are not limited to contractual relationships, industry competition, regulatory developments, natural events such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation. See the information set forth herein in the Sections entitled "Risks Relating to Real Estate Operations" and "Year 2000 Compliance", and the information set forth in the sections entitled "Risks Related to Forestry Operations", "Risks Relating to Transportation Operations", "Environmental Matters" and "Control by Principal Shareholder" contained in the Company's Prospectus dated February 11, 1998.

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

                                     PART I

ITEM 1.  BUSINESS

     As used throughout this Form 10-K Annual Report, the terms "St. Joe," "Company" and "Registrant" mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

     St. Joe is a diversified company engaged in the real estate, forestry, transportation and sugar industries in the State of Florida. The Company is the single largest private landowner in Florida, owning more than 1.1 million acres, or approximately 3% of the land area of the state (an area slightly smaller than the land area of the State of Delaware). Although the vast majority of the Company's properties consist of timberlands, St. Joe owns a large portfolio of income producing properties and sizable tracts suitable for commercial and residential development.

     St. Joe is currently undergoing a number of important changes in its mix of businesses and its overall business strategy. In early 1997, the Company hired a new chairman and chief executive officer, Peter Rummell, the former President of Disney Development Company and Chairman of Walt Disney Imagineering, as well as several other senior members of management with strong backgrounds in large-scale real estate development, the complex Florida entitlement process, and financial and asset management. Under the direction of this new management team, the Company has focused more closely on the development of its large land portfolio. As part of this strategy, the Company currently operates or has plans to operate in the following real estate industry segments:

        - Community residential real estate

        - Residential real estate services

        - Commercial real estate and services

        - Resort and leisure

     St. Joe also operates in the transportation and forestry segments which are considered "non-strategic" in light of its focus on real estate. The Company's sugar operations are also considered a non-strategic business and are classified as discontinued operations, due to the Company's plan to sell this operation.

     St. Joe's strategy is seeking to extract the maximum value out of its non-strategic assets. As a result:

        - In March 1999, the Company announced it intends to sell up to approximately 800,000 acres of its northwest Florida timberlands and an auction process is expected to begin in 1999 to sell the first 100,000 acres. The sale of additional parcels, typically 100,000 acres will be grouped, sized and timed in order to seek maximum value. All sales are subject to receipt of an acceptable bid, including price, terms and conditions.

        - In December 1998, the Company closed in escrow on the sale of approximately 48,000 acres of sugarcane lands to The Nature Conservancy and the federal government for $133.5 million in cash. In March 1999 the rights to farm the sugar lands were sold for $19.0 million and the $133.5 million escrow funds were released from escrow.

        - In May 1996, the Company sold its linerboard mill and container plants.

        - In April 1996, the Company sold the stock of St. Joe Communications, Inc. and its interests in three cellular limited partnerships.

        - The Company continues to evaluate methods and means to extract the embedded value from its other non-strategic assets, including its timber and transportation holdings.

     The Company was organized as a Florida corporation in 1936 by the executors of the Estate of Alfred I. duPont to implement Mr. duPont's plans to establish a paper company in northwestern Florida. The Company subsequently expanded into other lines of business primarily by acquiring companies in financial difficulty whose assets the Company perceived to be undervalued. Since 1940, the Company has continued to purchase additional parcels of real property located throughout Florida and over time has acquired a sizable portfolio of land. Included in these holdings are thousands of acres in northwestern Florida that the Company has identified as potentially suitable for development over the near to long term. For a presentation of certain financial data on a segment by segment basis, see Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMMUNITY RESIDENTIAL REAL ESTATE

     The Company's community residential real estate operations include the development of large-scale mixed-use communities, primarily on Company-owned lands. The Company believes that its raw land inventory will provide a long-term supply of well-situated land and waterfront properties that may be suitable for development in the future. Development of master-planned communities is a long-term endeavor, with build-out typically occurring over a five- to fifteen-year period. The Company also is developing smaller scale residential projects that offer productive use of existing Company and acquired land.

     On November 12, 1997, the Company purchased a 74% general partnership interest in a limited partnership, St. Joe/Arvida Company, L.P., through a joint venture with JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. ("St. Joe/Arvida"). The principal assets acquired were the "Arvida" name, proprietary information systems and the Arvida management team. The Company directs its residential development efforts through St. Joe/Arvida and conducts the majority of its residential development activity under the Arvida trademark. The Company initiated home building through St. Joe/ Arvida in 1998.

     At the end of 1998, the Company's community development arm, Arvida, managed a total of 23 communities in various stages of planning and development, including five communities owned by Arvida/ JMB Partners, L.P.

     Five of these large-scale communities require a state Development of Regional Impact (DRI), which is part of Florida's master plan approval process. If and when entitled, these five communities could support over 16,000 housing units. These five communities are:

     - Seagrove, Walton County, Northwest Florida:

             Seagrove is a 498-acre parcel of land located adjacent to Seaside and Grayton State Recreation Area. Plans include a southern coastal resort community with a 160-room resort hotel and a planned community with approximately 1,140 housing units. As part of the DRI process, a Preliminary Development Agreement was received in January. Construction under the Preliminary Development Agreement is scheduled to begin in July 1999, pending local approvals.

     - Southwood, Tallahassee, North Florida:

             Southwood is currently undergoing DRI review and a final DRI hearing is presently scheduled for April 1999.

     - Victoria Park, Volusia County, Central Florida:

             Located on 1,859 acres in central Florida just off Interstate 4 near DeLand, this master-planned, mixed-use community on Company controlled property has plans that could support approximately 3,800 housing units with a neo-traditional town center. Planned prices will range from the low $100,000's to more than $300,000. A new elementary school is scheduled to open adjacent to Victoria Park for the 2000-2001 school year.

     - Riverton, St. Johns County, Northeast Florida:

             Riverton is being planned as a New Town that fully embraces the St. Johns River, on which it is located. South of Jacksonville, Riverton encompasses over 4,300 wooded acres long-held by the Company. In the fourth quarter of 1998, the Company agreed to sell 120 acres in Riverton for a new St. Johns County high school expected to open for the 2000-2001 school year.

     - Ball Tract, St. Johns County, Northeast Florida:

             A preliminary market study is underway for this 2,150 acre tract owned by Gran Central Corporation ("GCC"), a wholly owned subsidiary of Florida East Coast Industries, Inc. ("FECI"), in which the Company has a 54% interest. The site is located in St. Johns County and includes frontage on the Intracoastal Waterway.

             Of the 13 community development projects that do not require a DRI, 11 are on long-held Company property, one is on optioned land and one is under a staged take down. These 13 planned community developments could support approximately 3,500 units upon complete build-out. Five of these communities, the Retreat, James Island, Summerwood, Woodrun and Camp Creek Point have infrastructure or housing construction underway and could support, at full build-out, approximately 750 units.

     - St. Johns Golf & Country Club, St. Johns County, Northeast Florida:

             This community development project will include a total of 799 housing units and an 18-hole championship golf course. Construction is expected to begin in 1999 and most homes will be located adjacent to golf, conservation land, lakes or natural wooded areas. Prices are expected to range from $130,000 to more than $400,000.

     - Camp Creek North, Walton County, Northwest Florida:

             A golf resort, Camp Creek North is located approximately four miles east of Seagrove. Plans include 36 holes of golf, bordered by a residential village. A development agreement application is scheduled for submission to the County in May 1999.

     - Camp Creek, Walton County, Northwest Florida:

             Camp Creek is located approximately three miles east of Seagrove, with over a mile of beachfront on the Gulf of Mexico. Plans for this beach resort community include a resort hotel, beach club and approximately 265 vacation homes.

     - Camp Creek Point, Walton County, Northwest Florida:

             Camp Creek Point is an exclusive residential community bordering on Camp Creek Lake. Five lots have been sold at an average price of $484,000. Five lots remain with prices starting in excess of $400,000.

     - The Retreat, Walton County, Northwest Florida:

             The Retreat is a planned beach club resort community which will include 90 single-family housing units on 87 acres with beach access. Lot prices are expected to average $400,000. Site construction is on schedule for completion in March 1999 and sales are scheduled to begin in April 1999.

     - Bay New Town, Bay County, Northwest Florida:

             A mixed-use development, Bay New Town is planned to be located on long held Company land. Preliminary plans for initial development activities are for approximately 800 new housing units.

     - Woodrun, Bay County, Northwest Florida:

             Woodrun, located in the town of Lynn Haven near Panama City, will consist of 51 single-family housing units situated around an environmental preserve. The community will offer single family homes priced from $170,000 to $240,000. Grand opening is scheduled for March 1999.

     - Timberwood, Bay County, Northwest Florida:

             Timberwood, a 400 acre residential community located in east Bay County, is expected to support approximately 325 housing units at full build-out. Construction is scheduled to begin in late 1999.

     - Summerwood, Bay County, Northwest Florida:

             Summerwood, located in Panama City Beach, is an existing community consisting of 222 homesites in three phases with Phases II and III encompassing 154 housing units, now under development. The Community will offer a variety of single family homes priced from $121,000 to $163,000. All 68 lots of Phase I have been sold. Phase II has presold 13 homes with a Grand Opening for the public set for March 1999. Development of Phase III is scheduled to begin in June 1999.

     - Heron Landing, Bay County, Northwest Florida:

             A single-family home community, Heron Landing is planned for approximately 330 new housing units at build-out located in the Cedar Grove area of Panama City. Home prices are expected to start at approximately $100,000, with construction scheduled to begin in late 1999.

     - Oak Ridge, Bay County, Northwest Florida:

             A residential community located in the Panama City area, Oak Ridge is planned to include 53 multi-family garden homes. Construction is expected to begin in early 2000.

     - Osprey Landing, Bay County, Northwest Florida:

             Osprey Landing, set on 221 acres, is a single-family development with plans for approximately 240 new housing units at build-out with prices expected to range from $115,000 to $160,000. Construction is expected to begin in early 2000.

     - James Island, Duval County, Northeast Florida:

             James Island is a 194 acre community in Jacksonville located within three miles of I-95 and close to new elementary and middle schools. Prices will range from $180,000 to over $300,000. At full build-out the community is expected to encompass approximately 365 housing units. Model homes are currently under construction and a Grand Opening is scheduled for April 1999.

     In December 1998, the Company acquired a 26 percent interest in Arvida/JMB Partners, L.P. The partnership's assets consist primarily of land that is being developed into five master-planned communities: three in Florida, one near Atlanta, and one in western North Carolina. The key master-planned community in the portfolio is Weston, located in Broward County, Florida.

     Several of the planned developments described above are in the midst of the entitlement process or are in the master-planning stage. No assurances can be given that the necessary entitlements for development will be secured, that any of the Company's projects can be successfully developed, if at all, or that they can be developed in a timely manner. It is not feasible to estimate project development costs until entitlements have been obtained. As is typical of large-scale development projects, development of these tracts could require significant infrastructure development costs and may raise environmental issues that require mitigation.

RESIDENTIAL REAL ESTATE SERVICES

     On July 31, 1998, the Company completed the purchase of Arvida Realty Services (Arvida Realty), formerly known as Prudential Florida Realty. Arvida Realty is the largest residential real estate brokerage, sales and services company in the state of Florida and the fifth largest in the United States (based on rankings of the trade publication Real Trends).

     Arvida Realty offers a complete array of real estate services, including residential real estate sales, asset management, title and mortgage services, annual and seasonal rentals and international real estate marketing through its 80 offices located throughout south and central Florida. Between its acquisition by the Company on July 31, 1998 and December 31, 1998, Arvida Realty closed over 13,000 real estate transactions valued at $2.2 billion. On an annualized basis, Arvida Realty generated 1998 revenues of more than $150 million.

COMMERCIAL REAL ESTATE

     The Company's commercial real estate operations include the development and management of commercial and industrial properties through an asset management agreement with GCC, and through direct subsidiaries and related joint ventures of the Company. In September, 1998 the Company acquired Goodman Segar Hogan Hoffler, L.P. ("Goodman Segar GVA"), one of the southeast's largest diversified commercial real estate services firms.

     As of December 31, 1998, GCC had almost 800,000 square feet under construction, a 65% increase from December 31, 1997, located primarily in its Jacksonville, Orlando and Miami parks (the "Gran Parks"). GCC also owns approximately 16,000 acres of unentitled land that management believes may be suitable for future development, primarily situated adjacent to the Florida East Coast Railway Company ("FEC") rights-of-way in Florida markets that the Company believes will have significant growth opportunities.

     In late 1997, the Company accelerated its commercial development program by entering into several partnerships. These partnerships allow the Company to enter new markets and to pursue development opportunities that were previously unavailable to the Company.

     In December 1997, the Company and Orlando-based CNL Group, Inc. ("CNL") formed a joint venture to invest in and develop office and industrial properties in the central Florida area. In February 1998, the Company and Weeks Corporation ("Weeks") completed a transaction whereby the companies each purchased a one-third interest in the Codina Group, Inc. ("Codina Group"). The Company is developing commercial properties in south Florida though its investment in the Codina Group. The Company has also formed partnerships with Hines Interest, L.P. ("Hines") to develop properties in Atlanta, Georgia, and Means Knaus, L.L.C. ("Means Knaus") to develop properties in Texas.

     As of December 31, 1998, the Company through all its holdings had over 1.3 million square feet of commercial property under development and .9 million square feet in pre-development in Florida, Georgia and Texas. Consistent with the Company's operating strategy, the majority of these facilities are on St. Joe or GCC property.

     Major St. Joe Commercial projects include:

     - HomeSide Lending, Inc. -- Jacksonville, Florida: St. Joe is developing the expansion of HomeSide's corporate campus with a new three-story, 140,000-square-foot building immediately adjacent to HomeSide's existing headquarters in South Jacksonville. Phase I is scheduled for completion in August 1999, and Phase II is scheduled to be completed in October 1999.

     - CNL Center -- Orlando, Florida: The St. Joe/CNL Realty Group partnership is at the midpoint in construction of a new 14-story, 335,000-square-foot building in downtown Orlando, located off Interstate 4 and adjacent to City Hall. With approximately 70 percent of its space leased, it is scheduled for completion in late 1999.

     - Legacy Point -- Orlando, Florida: St. Joe with St. Joe/CNL Realty Group purchased a 31-acre site early in the fourth quarter of 1998 with plans for a four-building, 750,000 square foot Class-A office campus. The project is located in an area of high traffic with approximately 4,000 feet of linear frontage along Interstate 4. Construction of Phase I, a six-story, 155,000-square-foot office building is scheduled for completion in early 2000.

     - Westchase Corporate Center -- Houston, Texas: In partnership with Means/Knaus, St. Joe is developing a six-story Class-A
       181,000-square-foot office building located on a 5.4-acre tract with frontage along Richmond Avenue, two blocks east of the Westbelt. Completion is set for July 1999.

     Projects managed by The St. Joe Commercial Group for Gran Central include:

     - Gran Park at SouthPark -- Orlando, Florida: Development plans for this Gran Central multi-use corporate campus include eight buildings totaling approximately 850,000 square feet. Phase one, which includes a four-story, Class-A office building and one office, showroom and warehouse building, is currently open. Both buildings are experiencing strong leasing activity, including a lease signed in the fourth quarter with Lockheed Martin for over 38,000 square feet of space. Phase Two, also under construction, includes an additional 150,000 square-foot office building. Completion is scheduled for April 1999.

        - Gran Park at Deerwood Park North -- Jacksonville, Florida: St. Joe is managing and developing Gran Central's Deerwood Park North project, with plans to develop four Class-A office buildings for a total of 513,000 square feet. Building one, currently under construction, is a five-story, 139,000-square-foot office building, with completion scheduled for July 1999.

        - Bombardier Capital, Inc.; Gran Park at Jacksonville -- Jacksonville,
          Florida: St. Joe is developing for Gran Central a new one-million-square-foot business park for Bombardier Capital. This project, which was launched in the third quarter of 1998, is a component of Gran Central's Gran Park at Jacksonville. Bombardier is taking all of the first 125,000-square-foot building along with options for up to 500,000 additional square feet. Construction is approximately 50 percent complete on the first building with completion expected in June 1999.

        - Gran Park at Jacksonville -- Jacksonville, Florida: Atlantic Mortgage
          (AMIC) occupied a new 134,085 square foot Gran Central office, showroom and warehouse building in the fourth quarter of 1998.

        - Beacon Pointe at Weston -- Weston, Florida: Gran Central is in a venture with Weeks Corporation (NYSE: WKS) in Weston, Florida. Development plans over five years include four office buildings totaling 375,000 square feet and a hotel site. Beacon Pointe is located in the Weston Park of Commerce in west Broward County. Currently under construction is the first 100,000-square-foot Class-A office building. Completion is scheduled for summer 1999.

        - Beacon Station at Gran Park -- Miami, Florida: Development is underway at Beacon Station for three Gran Central industrial buildings totaling 540,000 square feet jointly ventured with Weeks Corporation (NYSE:
          WKS). The first of the three buildings should be completed in the spring of 1999, and site preparation is currently underway for the second and third buildings. Beacon Station is located near Miami International Airport and entitled for 6.5 million square feet of office and industrial space.

     The Company has acquired interests in commercial properties in Atlanta, Houston and in south Florida (Boca Raton) for future development.

     A summary of the Company's development activity as of December 31, 1998, follows:

                                                                            NET RENTABLE     START
STATUS                          OWNER             PROPERTY DESCRIPTION      SQUARE FEET       DATE
------                          -----             --------------------      ------------     -----
Predevelopment.........        St. Joe         HomeSide Lending, Inc.          140,000     Jan. 1999
Under construction.....      St. Joe/CNL       CNL Center                      335,000      May 1998
Predevelopment.........      St. Joe/CNL       Legacy Point I                  155,000     Feb. 1999
Under construction.....  St. Joe/Means Knaus   Westchase Corporate Center      181,000     Aug. 1998
Predevelopment.........     St. Joe/Hines      Deerfield Commons               130,000     March 1999
Under construction.....          GCC           Gran Park at Jacksonville       222,000     July 1998
Under construction.....          GCC           Gran Park at Deerwood           139,000     Oct. 1998
Under construction.....          GCC           Gran Park at SouthPark          282,000     Aug. 1998
Predevelopment.........          GCC           Gran Park at SouthPark          132,000        TBD
Under construction.....       GCC/Weeks        Beacon Station                  540,000     Sept. 1998
Predevelopment.........       GCC/Weeks        Beacon Station                  360,000        TBD
Under construction.....       GCC/Weeks        Beacon Pointe at Weston         100,000     June 1998
                                                                             ---------
         Total...........................................................    2,224,000
                                                                             =========

     In the commercial real estate services sector, the Company manages GCC's office and industrial building portfolio which consists of 62 properties with
6.2 million rentable square feet. This represents a 10% increase since December 31, 1997. These buildings were 87% occupied at year-end 1998 compared to 82% at the end of

1997. Buildings placed in service for more than one year had occupancy of 91% in 1998 compared to 83% in 1997.

     On September 24, 1998, the Company acquired Goodman Segar GVA, a commercial real estate services company based in Norfolk, Virginia. Goodman Segar GVA manages over 10 million square feet of commercial property in the southeast United States and during 1998 brokered real estate transactions valued at nearly $1 billion annually, a 25% increase from 1997. A construction subsidiary also provides construction services for corporate clients and third-party owners. On December 21, 1998, the Company purchased the assets of Florida Real Estate Advisors, Inc. ("FREA"), a commercial real estate services company based in Tampa, Florida. FREA manages approximately 4 million square feet of commercial property in central and south Florida.

     The acquisitions of Goodman Segar GVA and FREA supplement the Company's management of the GCC portfolio and diversify real estate markets in which the Company operates; as described in the table below:

                                                            # OF      NET RENTABLE     % OF
STATE                                                    PROPERTIES   SQUARE FEET    PORTFOLIO
-----                                                    ----------   ------------   ---------
Florida................................................      86         9,345,000        46%
Virginia...............................................     119         8,464,000        42%
North Carolina.........................................      28         1,692,000         8%
Georgia................................................       6           832,000         4%
                                                            ---        ----------       ---
                                                            239        20,333,000       100%
                                                            ===        ==========       ===

These acquisitions also diversify the types of properties managed by the Company; as set forth in the table below:

                                                            # OF      NET RENTABLE     % OF
TYPE OF PROPERTY                                         PROPERTIES   SQUARE FEET    PORTFOLIO
----------------                                         ----------   ------------   ---------
Office.................................................     124         9,002,000        44%
Industrial.............................................      59         6,366,000        31%
Retail.................................................      50         4,792,000        24%
Other..................................................       6           173,000         1%
                                                            ---        ----------       ---
                                                            239        20,333,000       100%
                                                            ===        ==========       ===

RESORT AND LEISURE

     The Company's resort and leisure operations consist of the development of hotel and beach club facilities on St. Joe's beachfront property in west Florida in conjunction with its residential development projects (see "Community Residential Real Estate") and its ownership in ENTROS, Inc. ("ENTROS").

     On February 25, 1998, the Company acquired a 44% interest in ENTROS, a location-based entertainment company headquartered in Seattle, Washington. ENTROS creates and produces interactive games in club settings and produces game-based programming for corporate events. During the fourth quarter of 1998, ENTROS opened its second location in San Francisco, California; the original location is in Seattle.

FORESTRY

     The Company's forestry operations, conducted through its wholly owned subsidiary, St. Joe Timberland Company, are in the business of growing, harvesting and selling timber and wood fiber. The Company is the largest private holder of timberlands in Florida, with nearly 700,000 acres of planted pine forests, primarily in northwestern Florida, and an additional 300,000 acres of mixed timberland, wetlands, lake and canal properties. Consistent with the Company's plans to extract value from its non-strategic assets, in March 1999, the Company announced its intentions to sell approximately 800,000 acres of its timberlands and an auction process is expected to begin in 1999 to sell the first 100,000 acres. The sale of additional parcels, expected to be 100,000 acres each, will be grouped, sized and timed in order to seek maximum value. A study commissioned by the Company has identified these timberlands as having little real estate development potential in the next 15 to 20 years. No assurances can be given that any of the property can be sold at an acceptable price within an acceptable time period.

     The Company estimates that its standing pine inventory on December 31, 1998 totaled 10.8 million tons and its hardwood inventory totaled 5.9 million tons. The timberlands are harvested by local independent contractors pursuant to agreements that are generally renewed annually. The principal product of the Company's forestry operations is softwood pulpwood, but the Company also produces and sells softwood and hardwood sawtimber.

     The Company's timberlands are located in northwestern Florida and southern Georgia, near key transportation links including roads, waterways and railroads, allowing the Company to deliver fiber to its customers on a cost-efficient basis. The Company's principal productive timberlands are near the facilities of The Florida Coast Paper Company, L.L.C. ("FCP") in Port St. Joe, the Company's major pulpwood customer. Numerous other major conversion facilities located near the Company's timber assets could serve to further expand the markets for the Company's timber products.

     In 1997, the Company renegotiated its 15-year supply contract with FCP to allow it to supply pulpwood to the mill at a level (700,000 tons per year beginning June 1, 1998) significantly lower than historical levels. The Company sought to reduce its obligation to supply pulpwood under the agreement in order to extend growing periods for certain portions of its timber. FCP told the Company that it shut down its operations on August 15, 1998 due to market conditions resulting from the Asian economic crisis. In late November, the Company resumed wood fiber deliveries to FCP, which are being shipped at FCP's expense to another mill in Panama City, Florida.

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

     As part of its strategy to maximize the cash flows from its timberlands, the Company engages in several business activities complementary to its land holdings. The Company leases approximately 900,000 acres of its timberlands to private clubs and state agencies for hunting, 300 acres in north Gadsden County for the mining of Fullers earth, and 600 acres to Martin Marietta for the mining of limerock. The Company has not conducted an exhaustive survey of its timberlands for potential mineral reserves.

TRANSPORTATION

     FECI's subsidiary, Florida East Coast Railway Company ("FEC"), operates a railroad along 350 miles of main line track between Jacksonville and Miami and along 91 miles of branch track between Ft. Pierce and Lake Harbor, Florida. FEC has the only coastal right-of-way between Jacksonville and West Palm Beach, Florida and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades and the Port of Miami. To complement and facilitate its railroad operations, FEC also provides drayage and interstate trucking services through its wholly owned subsidiary International Transit, Inc. ("ITI").

     At Jacksonville, FEC connects with Norfolk Southern Corporation and with CSX Transportation, Inc. ("CSXT"). FEC relies upon both of these carriers for Florida-bound rail freight traffic that originates elsewhere in the United States. In 1998, a significant portion of FEC's revenues were attributable to traffic that originated on other railroads, whereas a small percentage was attributable to traffic that originated on FEC but was bound for other destinations and 48% were attributable to traffic that both originated and terminated on FEC's system. FEC is a terminating railroad and, consequently, does not receive traffic from one railroad to be passed over its track to another railroad. Because all of FEC's traffic either originates in or is bound for Florida, FEC's revenues fluctuate with economic conditions in southern Florida, rising as the economy of southern Florida expands and declining as it contracts.

     In 1998, FEC principally transported automotive vehicles, aggregates, cement, trailers-on-flatcars, containers-on-flatcars and basic consumer goods such as foodstuffs. Movement is relatively stable throughout the year with heaviest traffic ordinarily occurring during the first and last quarters of the year.

     ITI operates a common motor carrier with service throughout the southeastern United States. FECI acquired an 80% interest in ITI on April 1, 1995, and the remaining 20% on June 25, 1997, as a strategic purchase designed to enable FEC to reach intermodal traffic not being solicited by FEC's connections due to the short-haul nature of the traffic.

     In addition to its rail and other related services, FEC leases the use of its rights-of-way to various tenants, including several telecommunications companies' fiber optics systems, pursuant to long-term leases.

     The Company also owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad operating between Port St. Joe and Chattahoochee, Florida, where it connects with an unaffiliated carrier. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. Although it is a common carrier, most of ANRR's business in recent years consisted of carrying coal from Port St. Joe to Chattahoochee pursuant to a contract with Seminole Electric Cooperative, Incorporated ("Seminole") and carrying wood chips, pulpwood and linerboard used or produced at FCP's paper mill in Port St. Joe, Florida. As noted above, the FCP mill shutdown on August 15, 1998. The other items carried by ANRR are tall oil, chemicals, stone and clay products and recyclable items.

     ANRR is a party to a coal delivery contract with Seminole that expires in 2004, but, in January 1999, Seminole halted shipments of coal and Seminole also filed a lawsuit in circuit court in Gulf County, Florida, seeking to terminate its contract with ANRR. Management believes ANRR has fully performed its obligations under the contract and is prepared to complete the contract term. Pending resolution of the litigation, ANRR's workforce has been reduced significantly, commensurate with its loss in traffic, but the railroad still intends to operate a minimal schedule sufficient to provide service to existing customers.

     The Company continues to evaluate methods to extract the embedded value from its transportation holdings.

DISCONTINUED OPERATIONS

     The Company owns Talisman Sugar Corporation ("Talisman"), a grower of sugarcane located in south central Florida. Talisman owns approximately 48,000 acres of agricultural land and leases approximately 6,000 acres. The Company also operates a sugar mill at which sugarcane is converted into raw sugar. Talisman sells its entire production to Everglades Sugar Refinery, Inc., a wholly owned subsidiary of Savannah Foods & Industries, Inc., pursuant to an annually renewed contract. The amount Talisman is paid for its sugar under the current contract is a function of market prices.

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that the Company owns or leases for $133.5 million in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999 Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Agreement allows Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19.0 million.

     Talisman retains ownership of the sugar mill and is presently evaluating the best manner to dispose of the mill. Talisman is responsible for the cleanup of the mill site. Talisman is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use its funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive the fund when all the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

     In addition, approximately $1.7 million is being held in escrow, representing the value of the land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

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

     Approximately $359.3 million of proceeds from these sales was distributed to shareholders in 1997. See "Item 6 -- Selected Consolidated Financial Data,
note 3."

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

     The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits that it issues must be consistent with the plan. Each plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid wastes. The local governments' comprehensive plans must also establish "levels of service" with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government's comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that, at the outset of the project, the developer either sufficiently improve the services to meet the required level or provide financial assurances that the additional services will be provided as the project progresses.

     The Growth Management Act, in some instances, can significantly affect the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services can delay or prevent the issuance of permits. Consequently, the Growth Management Act could adversely affect the ability of Florida developers, including the Company and GCC, to develop real estate projects.

     The DRI review process includes an evaluation of the project's impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local environmental, zoning and community development agencies and authorities. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and there are no assurances as conditions, standards or requirements that may be imposed on a developer with respect to a particular project. The DRI approval process is expected to have a material impact on the Company's real estate development activities in the future.

     In addition, a substantial portion of the developable property in Florida, including much of the Company's property, is raw land located in areas where its development may affect the natural habitats of various endangered or protected wildlife species or in sensitive environmental areas such as wetlands and coastal areas, which are subject to extensive and evolving federal, state and local regulation. Accordingly, federal, state and local wildlife protection, zoning and land use restrictions, as well as community development requirements, may impose significant limitations on the Company's ability to develop its real estate holdings.

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

     Forestry. Forestry operations generate air emissions through controlled burning. The forestry operations are subject to regulation under the Endangered Species Act ("ESA"), the federal Clean Water Act, the federal Clean Air Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act as well as similar state laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statues impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

     The ESA and counterpart state legislation protect species threatened with possible extinction. A number of species indigenous to the Company's timberlands have been, and in the future may be, protected under these laws, including the red cockaded woodpecker, the bald eagle and various other species. Protection of endangered and threatened species may include restrictions on timber harvesting, road building and other silvicultural activities on the Company's land containing the affected species. There can be no assurance that such laws or future legislation or administrative or judicial action with respect to protection of the environment will not adversely affect the Company's forestry operations.

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

     The Company's transportation operations are subject to extensive local, state and federal environmental laws and regulations, including the federal Clean Air Act, CERCLA and various other state and local environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company's present and historic ownership and operation of real property, including yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning up a site at which it has disposed (intentionally or unintentionally by virtue of, for example, an accident, derailment or leak) or to which it has transported hazardous substances. The Company is currently involved in various remediations of properties relating to its transportation operations. In addition, FEC, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites at Hialeah, Florida; and Jacksonville, Florida. Based on presently available information, the Company does not believe that the costs of addressing any known environmental issues relating to its transportation operations will be material. However, the future cost of complying with environmental laws and containing or remediating contamination cannot be predicted with any certainty, and there can be no assurances that such liabilities or costs would not have a material adverse effect on the Company in the future.

     Except as described above, the Company is not presently aware of any material environmental issues relating to its sugar operations. However, there can be no assurance that environmental issues that could have a material adverse effect on the Company will not arise in the future relating to its sugar operations.

RISK RELATING TO REAL ESTATE OPERATIONS

     Market Risks. There can be no assurance that the US economy, in general, or the economy of the Southeast in particular, will continue to experience positive growth rates or that the United States, in general, or the Southeast in particular, will not be affected by a recession in the future. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs, and debt payments) would generally not be reduced if an economic downturn caused a reduction in revenues from the Company's properties.

     Development Risks. The Company's real estate development activities require significant capital expenditures. The Company will be required to obtain funds for its capital expenditures and operating activities through cash flow from operations, property sales or financings. There can be no assurances that funds available from cash flow, property sales and financings will be sufficient to fund the Company's required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development or any rehabilitation of older projects can require compliance with new building codes and other regulations. The Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project or some otherwise desirable uses of an existing project uneconomic.

     Joint Venture Risks. The Company has direct or indirect equity interests in several joint ventures and may initiate future joint venture projects as part of its overall development strategy. A joint venture may involve special risks associated with the possibility that (i) the venture partner at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) the venture partner may take actions contrary to the instructions or requests of the Company or contrary to the Company's policies or objectives with respect to its real estate investments or (iii) the venture partner could experience financial difficulties. Actions by the Company's venture partners may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. In its role as a general partner of certain joint ventures, the Company may be jointly or severally liable for the debts and liabilities of the joint ventures. In addition, the Company's joint venture partners may dedicate time and resources to commitments and responsibilities outside the joint venture.

     Risks Related to Acquisition Financing. A significant portion of the Company's resources may be used for acquisitions of joint ventures or other entities. The timing, size and success of the Company's acquisition efforts and any associated capital commitments cannot be readily predicted. The Company may finance future acquisitions by using shares of its Common Stock, cash or a combination of Common Stock and cash. If the Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that the Company will be able to obtain additional financing it may need for its acquisition program on terms that the Company deems acceptable. To the extent the Company uses Common Stock for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders.

COMPETITION

     Real Estate. The real estate industry is generally characterized by significant competition. The Company plans to continue to expand through a combination of residential and commercial developments throughout the southeast but concentrated in Florida where the acquisition and/or development of property would, in the opinion of management, result in a favorable risk-adjusted return on investment (e.g., when the development is on Company-owned land). There are a number of residential and commercial developers and real estate services companies that compete with the Company in seeking properties for acquisition, resources for development and prospective tenants. Competition from other real estate developments may adversely affect the Company's ability to sell homes, and attract and retain tenants. The Company may compete with other entities that have greater financial and other resources than the Company. There can be no assurance that the existence of such competition will not have a material adverse effect on the Company's business, operations and cash flow.

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

PATENTS, TRADEMARK AND LICENSES

     St. Joe acquired the "Arvida" trademark in 1997 but did not obtain any new patents or trademarks in 1998. The Company has four pending applications for trademarks.

SEASONALITY

     The Company's operations are generally not seasonal, however the operations of Arvida Realty are seasonal with the volume of transactions increasing in the spring and summer due to housing relocations. This seasonality is somewhat offset by the vacation home (second home) market which is active in the winter months.

     The sugarcane production and processing operations are seasonal with one sugarcane crop being harvested each year.

CUSTOMERS

     The Company is not dependent on any significant customer in its real estate operations.

     ANRR's largest customers have been FCP and Seminole. ANRR's business has been adversely affected by the significant reductions in businesses and reduced shipments of commodities transported by it for FCP and Seminole.

     The FCP linerboard mill, which was sold in 1996, remains the largest major customer of the forestry segment pursuant to the wood fiber supply agreement. As discussed previously, the Company renegotiated its contract with FCP in 1997 to provide for lower supply obligations in the future. While FCP continues to accept shipments of fiber pursuant to the agreement, there can be no assurances FCP will continue to perform under the agreement.

     In January 1999, Seminole halted shipments of coal and Seminole also filed a lawsuit in circuit court in Gulf County, Florida, seeking to terminate its contract with ANRR.

     In the sugar segment, Talisman has a contract with Everglades Sugar Refinery, Inc. to purchase the entire raw sugar production. This contract runs through the 1998/1999 crop year and is automatically renewed for each crop thereafter. Either party can decline to renew by giving notice to the other party no later than October 1 of the fourth year prior to the termination date.

EMPLOYEES

     St. Joe (excluding FECI) had approximately 2,100 employees at December 31, 1998 reflecting a substantial increase in employees from 1997 due to the acquisitions of Arvida Realty, Goodman Segar GVA and FREA. These employees work in the following segments:

-    Residential real estate.....................................   40
-    Residential real estate services............................  800
-    Commercial real estate......................................  360
-    Resorts and leisure.........................................   10
-    Forestry....................................................   30
-    Transportation (ANRR only)..................................   80
-    Other -- Sugar..............................................  700
-    Other -- including corporate................................   80

     170 Talisman employees are covered by collective bargaining agreements and are represented by the International Association of Machinists and Aerospace Workers. Talisman believes its relations with its employees to be good.

     At December 31, 1998, FECI had approximately 1,036 employees, which included 1,028 transportation employees. The majority of FEC and ANRR employees are covered by collective bargaining agreements that set wage levels and establish work rules and working conditions. Most of FEC's non-salaried employees are represented by the United Transportation Union or the International Brotherhood of Electrical Workers. The Company and FEC consider their working relationship with the various unions that represent railroad employees to be good.

ITEM 2.  PROPERTIES

     The material physical properties of the Company at December 31, 1998 are addressed below. All properties shown are owned in fee simple, except where otherwise indicated.

CORPORATE FACILITIES

     The Company occupies approximately two floors of a four-story building owned by its subsidiary, GCC in Jacksonville, Florida.

COMMUNITY RESIDENTIAL REAL ESTATE

     The Company owns a significant number of acres in northwestern Florida and St. John's County on the northeastern coast of Florida near Jacksonville, including substantial gulf, lake and riverfront acreage, that it believes to be potentially suited to community residential and resort development. The Company continually evaluates its holdings and local market conditions to determine the market's readiness for additional development.

     Arvida's administrative offices are located in Boca Raton, Florida and are leased from a third party.

RESIDENTIAL REAL ESTATE SERVICES

     The administrative offices of Arvida Realty are located in Clearwater, Florida. These offices as well as brokerage offices based in 80 locations throughout central and south Florida are leased from third parties.

COMMERCIAL REAL ESTATE

     At December 31, 1998 St. Joe Commercial owned two buildings with 21,000 square feet, of which 85% was leased. On the same date, GCC owned 62 buildings with 6,152,000 square feet of which 87% was leased.

     GCC owns and manages 18,839 acres of land of which 16,414 acres have not yet been developed. These properties are held for lease, development and/or sale and are located in fourteen counties across the state of Florida as follows:

                           COUNTY                             ACREAGE
                           ------                             -------
Volusia.....................................................   3,584
Flagler.....................................................   3,464
St. Johns...................................................   3,386
Brevard.....................................................   2,546
Dade........................................................   1,715
Duval.......................................................   1,546
Manatee.....................................................     897
Martin......................................................     656
St. Lucie...................................................     610
Palm Beach..................................................     197
Putnam......................................................      87
Orange......................................................      85
Broward.....................................................      61
Indian River................................................       5
                                                              ------
                                                              18,839
                                                              ======

     Included above are approximately 1,600 acres that have been or are being developed into commercial properties. Further, approximately 1,200 acres listed above are owned by FEC but are not required for the operations of the railroad.

     The administrative offices of Goodman Segar GVA and FREA are located in Atlanta, Georgia and Tampa, Florida, respectively. These offices as well as all brokerage offices are leased from third parties.

FORESTRY

     The Company owns over 700,000 acres of planted pine forests, primarily in northwestern Florida, and an additional 300,000 acres of mixed timberland, wetlands, lake and canal properties. St. Joe Timberland Company's administrative offices are based in Port St. Joe, Florida and it owns forestry management facilities, chip plants and pulpwood procurement offices in the following locations:

             FORESTRY MANAGEMENT FACILITIES                       CHIP PLANTS
             ------------------------------               ---------------------------
Albany, Georgia.........................................        Lowry, Florida
Hosford, Florida........................................
Newport, Florida........................................  Pulpwood Procurement Office
Port St. Joe, Florida...................................     Port St. Joe, Florida
West Bay, Florida.......................................
Wewahitchka, Florida....................................

TRANSPORTATION

     FEC owns three four-story buildings in downtown St. Augustine, Florida that it uses for its corporate headquarters. Its transportation facilities include 350 miles of main line track between Jacksonville and Miami, Florida, 172 miles of branch line and yard tracks, and 102 miles of secondary mainline tracks. The mainline track is constructed of #132 rail and other track materials on concrete crossties. FEC owns 82 diesel electric locomotives, approximately 2,633 freight cars, 1,141 trailer units for highway service, and as well as work equipment and automotive vehicles.

     ANRR owns a three-story building in Port St. Joe that is partially used for its administrative offices. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. ANRR owns 14 diesel locomotives, 273 freight cars, and as well as work equipment and automotive vehicles.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is named as a Potentially Responsible Party ("PRP") for the remediation of a designated Superfund site near Tampa, Florida. The United States Environmental Protection Agency ("USEPA") has alleged that the Company caused certain materials to be disposed at the site over a period of years in the late 1970s or 1980s. The Company has provided USEPA with certain evidence indicating the Company did not dispose of any materials at the site. The Company has declined an invitation to join a PRP group as a de minimis party. The Company believes that it does not have any liability and continues to vigorously oppose any attempt to impose any liability upon the Company for the remediation of the site.

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

     FEC has also been named as a PRP at several USEPA Superfund Sites.

     Compliance with federal, state and local laws and regulations is a principal goal of St. Joe. The Company, through its subsidiaries, has entered into a number of consent orders with state regulatory agencies to remediate certain identified sites. The Company continues to cooperate with federal, state and local agencies to ensure its facilities are operated in compliance with applicable environmental laws and regulations. The Company is not aware of any monetary sanctions to be imposed, which, in the aggregate, are likely to exceed $100,000, nor does it believe that corrections, if any, will necessitate significant capital outlays or cause material changes in the business.

     From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operation or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company had 1,263 common stockholders of record as of March 12, 1999. The Company's Common Stock is quoted on the New York Stock Exchange ("NYSE") Composite Transactions Tape under the symbol "JOE."

     The range of high and low sales prices for the Common Stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below:

COMMON STOCK PRICE(1)                                         HIGH        LOW
---------------------                                         ----        ---
1998
First Quarter...............................................  $36 5/8     $30 1/8
Second Quarter..............................................   34 1/8      26 15/16
Third Quarter...............................................   28 1/16     18 7/8
Fourth Quarter..............................................   26 3/4      20

1997
First Quarter...............................................   31          21 1/16
Second Quarter..............................................   28 1/4      23 5/16
Third Quarter...............................................   33 5/8      27
Fourth Quarter..............................................   38 5/16     29 5/16

1996
First Quarter...............................................   20 3/4      17 15/16
Second Quarter..............................................   21 15/16    19 5/16
Third Quarter...............................................   21 15/16    19 15/16
Fourth Quarter..............................................   23 3/16     21 3/16

---------------

(1) Prices are rounded to the nearest 1/16th and reflect the 3-for-1 split of the Company's Common Stock on January 12, 1998.

     On March 12, 1999, the sale price of the Company's common stock on the NYSE was $25 3/8.

DIVIDENDS

     The Company paid aggregate annual cash dividends of approximately $.08 per share to holders of the Common Stock in 1998, and $.07 in 1997 and 1996. In addition, the Company distributed net proceeds of $3.33 per share to stockholders of record on March 21, 1997 and $.34 per share to stockholders of record on December 19, 1997, in each case arising from the sale of the Company's linerboard and container facilities and its communications business. The Company determined in February 1999 that it would be appropriate to change its practice and pay dividends, if any, annually rather than quarterly. Although the Company has historically paid quarterly cash dividends of approximately $.02 per share, there can be no assurance that such practice will continue in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the notes related thereto included elsewhere herein. The statement of income data with respect to the years ended December 31, 1998, 1997, and 1996 and the balance sheet data as of December 31, 1998 and 1997 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of income data with respect to the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                      YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                         1998        1997        1996       1995       1994
                                                       --------   ----------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Total revenues (1)...................................  $392,181    $296,977    $376,693   $277,377   $276,005
Operating expenses...................................   286,973     215,941     210,385    213,847    193,897
Corporate expense....................................     6,569       6,514      (4,363)     3,052      2,465
Depreciation and amortization........................    38,893      28,732      27,831     26,870     26,007
Impairment losses....................................    10,238          --          --         --         --
                                                       --------    --------    --------   --------   --------
Operating profit.....................................    49,508      45,790     142,840     33,608     53,636
Other income.........................................    31,921      41,982      41,773     20,681     27,156
                                                       --------    --------    --------   --------   --------
Income from continuing operations before income taxes
  and minority interest..............................    81,429      87,772     184,613     54,289     80,792
Income tax expense...................................    36,180      37,971      79,311     20,209     30,273
                                                       --------    --------    --------   --------   --------
Income from continuing operations before minority
  interest...........................................    45,249      49,801     105,302     34,080     50,519
Minority interest....................................    19,117      18,401      14,002     12,194     15,827
                                                       --------    --------    --------   --------   --------
Income from continuing operations....................    26,132      31,400      91,300     21,885     34,692
Income (loss) from discontinued operations (2).......     2,706       4,053      (3,919)    51,933      7,417
Gain on sale of discontinued operations (2)..........        --          --      88,641         --         --
Net income...........................................  $ 28,838    $ 35,453    $176,022   $ 73,819   $ 42,109
                                                       ========    ========    ========   ========   ========
PER SHARE DATA:
Basic
Income from continuing operations....................  $   0.29    $   0.34    $   0.99   $   0.24   $   0.38
Earnings (loss) from discontinued operations (2).....      0.03        0.05       (0.04)      0.57       0.08
Gain on the sale of discontinued operations (2)......        --          --        0.97         --         --
Net income...........................................  $   0.32    $   0.39    $   1.92   $   0.81   $   0.46
                                                       ========    ========    ========   ========   ========
Diluted
Income from continuing operations....................  $   0.28    .$  0.34    $   0.99   $   0.24   $   0.38
Earnings (loss) from discontinued operations (2).....      0.03        0.04       (0.04)      0.57       0.08
Gain on the sale of discontinued operations (2)......        --          --        0.97         --         --
Net income...........................................  $   0.31    $   0.38    $   1.92   $   0.81   $   0.46
                                                       ========    ========    ========   ========   ========
Dividends paid.......................................      0.08        0.07        0.07       0.07       0.07
Special distribution (3).............................        --        3.67          --         --         --

                                                             YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              1998        1997        1996        1995        1994
                                            ---------   ---------   ---------   ---------   ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash and investments (4)..................    305,395     516,422     819,761     303,500     276,131
Investment in real estate.................    548,101     465,436     425,718     340,316     316,206
Property, plant & equipment, net..........    358,916     350,072     363,483     418,049     392,594
Total assets..............................  1,604,269   1,536,768   1,794,811   1,442,952   1,411,923
Total stockholders' equity................    883,297     906,804   1,196,941   1,016,067     936,982
EBITDA (Gross) (5)........................    136,428     120,578     110,259     164,776     107,572
EBITDA (Net) (5)..........................     91,960      82,040      78,382     134,508      72,905

---------------

(1) Total revenues includes real estate revenues from brokerage commissions on sales of real estate, property sales, rental revenue and management service fees, timber sales and transportation revenues. Net sales for 1996 included two related one-time condemnation sales of land to the State of Florida in exchange for $97.8 million in cash plus certain limited development rights. Net operating results of the sugar segment, communications segment, linerboard mill and container plants are shown separately as income (loss) from discontinued operations for all years presented.
(2) Net operating results of the sugar segment, communications segment, linerboard mill and container plants are shown separately as income (loss) from discontinued operations for all years presented. (See Note 5 to the Consolidated Financial Statements.)
(3) Approximately $359.3 million of proceeds from the sales of the communications segment, linerboard mill and container plants were held in special accounts during 1996. A special distribution of a portion of the net proceeds of the sales of $3.33 per share was paid on March 25, 1997, for stockholders of record on March 21, 1997. The Company made a special distribution of the remaining net proceeds of $.34 per share on December 30, 1997 to stockholders of record on December 19, 1997.
(4) Includes cash, cash equivalents, marketable securities and short-term investments.
(5) The Company uses a supplemental performance measure along with net income to report its operating results. This measure is Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations and along with net income, is useful in understanding its operating results. Depreciation, amortization, interest expense and income taxes are excluded from EBITDA (Gross) as well as gains on sales of discontinued operations and gains on the sale of non-strategic land and other assets. Earnings from discontinued operations have been included in EBITDA (Gross). Impairment losses have been excluded from EBITDA. EBITDA
    (Net) excludes 46% of FECI's and 26% of St. Joe/Arvida's, pre-tax income, depreciation, amortization and interest representing the equity therein not owned by St. Joe.

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

OVERVIEW

     The St. Joe Company is a diversified company engaged in the real estate, forestry, transportation, and leisure and resort industries. During the fourth quarter of 1998, the Company began treating its sugar operations as a discontinued operation for accounting purposes. Until the second quarter of 1996, the Company was also engaged in communications and the manufacture and distribution of paper products.

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

RECENT EVENTS

     Consistent with the Company's plans to extract value from its non-strategic assets, in March 1999, the Company announced its intentions to sell approximately 800,000 acres of its timberlands and an auction process is expected to begin in 1999 to sell the first 100,000 acres. The sale of additional parcels, expected to be 100,000 acres each, will be grouped, sized and timed in order to seek maximum value. A study commissioned by the Company has identified these timberlands as having little real estate development potential in the next 15 to 20 years. No assurance can be given that any of the property can be sold at an acceptable price within an acceptable time period.

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that the Company owns or leases for $133.5 million in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999 Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Agreement allows Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19.0 million.

     Talisman retains ownership of the sugar mill and is presently evaluating the best manner to dispose of the mill. Talisman is responsible for the cleanup of the mill site. Talisman is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use its funds to pay the costs of the Remediation. Based upon the current environmental studies. Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive the fund when all the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

     In addition, approximately $1.7 million is being held in escrow, representing the value of the land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

     The estimated gain on the combined sale of the land and harvesting rights is expected to be between $40.0 million to $45.0 million, after tax (unaudited), subject to finalization of reserves and other adjustments.

RESULTS OF OPERATIONS

  Results for 1998 Compared to 1997

     The Company reports revenues from real estate transactions, timber sales, and transportation operations. Real estate revenues are generated from brokerage commissions from sales of real estate, property sales, rental revenues and service fees from management of commercial properties. The Company also reports its equity in earnings of unconsolidated affiliates as revenues. Revenues increased $95.2 million, or 32.1% from $297.0 million in 1997 to $392.2 million in 1998. All segments reported increased revenues when comparing 1998 to 1997. Residential real estate services revenue generated since the acquisition of Arvida Realty Services as of July 31, 1998 accounted for $79.3 million of this increase. Commercial real estate revenues increased $3.1 million, or 4.6% as a result of increased rents, placing new buildings in service and higher lease rates on buildings already in service. Community residential real estate revenues from property sales in 1998 increased $.8 million, or 17.0%. Transportation revenues in 1998 were up $9.7 million, or 5.0% as a result of increased shipments. Forestry revenues in 1998 increased $2.1 million, or 6.6%, primarily from bulk land and timber sales. Resort and leisure was up $.2 million.

     Operating expenses in 1998 for all segments totaled $287.0 million, an increase of $71.1 million, or 32.9%, from $215.9 million in 1997. Operating expenses in the residential real estate services business of Arvida Realty Services since July 31, 1998 accounted for $73.4 million of the increase. Residential real estate operating expenses in 1998 increased $6.8 million, or over 100%. Commercial real estate operating expenses in 1998 decreased $1.6 million, or 3.9% due to the cost of sales on property in 1997. Transportation operating expenses increased $1.2 million, less than 1%. Forestry operating expenses in 1998 decreased $9.2 million, or 32.9%. Leisure and resort operating expenses in 1998 increased $.5 million.

     Corporate expense, which represents general and administrative expenses, remained relatively stable at $6.5 million in 1998. Included in 1998 corporate expense is prepaid pension income of $12.8 million compared to $10.7 million in 1997. This $2.1 million positive effect on corporate expense was offset by comparative increases in corporate overhead. Included in the 1997 corporate expense was $1.3 million of severance costs associated with an early retirement program implemented that year. Additionally, costs incurred by the Company, excluding costs expensed directly by FECI, related to corporate transaction proposals involving FECI and the Company totaling approximately $2.0 million were expensed in 1997.

     Depreciation and amortization increased $10.2 million, or 35.5%, of which $3.3 million pertained to amortization of goodwill resulting from acquisitions and the remainder resulted from increased depreciation primarily from buildings placed into service in 1998.

     The Company recorded impairment losses totaling $10.2 million on certain assets when it was determined that recoverability of their net carrying amount was impaired. See Transportation Segment and Resort and Leisure Segment.

     Other income decreased $10.1 million from $42.0 million in 1997 as a result of uses of cash for other investment purposes, principally acquisitions of Arvida Realty Services and Goodman Segar GVA, and the purchase of common shares.

     In August 1998, the St. Joe Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. At the end of 1998, the Company had expended $55.1 million of that authorization, purchasing 2.6 million shares at an average share price of $21.40.

     Income tax expense on continuing operations for 1998 totaled $36.2 million, for an effective rate of 44.5% compared to income tax expense in 1997 totaling $38.0 million, representing an effective rate of 43.3%. These rates exceed statutory rates primarily because of the 50% excise tax on prepaid pension cost totaling $ 6.4 million in 1998 and $5.4 million in 1997. The excise tax on prepaid pension costs totaled $13.2 million in 1996. It is anticipated that as long as the Company continues to record prepaid pension cost, an excise tax of 50% will be accrued.

     Net income for 1998 was $28.8 million, or $.31 per diluted share, compared to $35.5 million, or $.38 per diluted share in 1997. Net income in 1996 totaled $176.0 million, or $1.92 per diluted share. Results for 1996 included income from discontinued operations of the mill and container companies of $84.1 million, net of tax, net income from the discontinued sugar operation of $.6 million, and condemnation proceeds, of $60.0 million, net of tax.

  Results for 1997 Compared to 1996

     Revenues decreased $79.7 million in 1997, or 21.1% from $376.7 million in 1996. Net sales in 1996 were unusually high due to two related condemnation sales of land to the State of Florida in exchange for $97.8 million in cash plus certain limited development rights. Sales of other residential real estate increased $3.1 million, from $1.6 million in 1996. Commercial real estate revenues increased $30.5 million, or 86.9%, from $35.1 million in 1996. Of this increase, $26.0 million was attributable to increased property sales and $4.5 million was attributable to increased rental revenues. Forestry sales decreased $25.0 million from $56.7 million in 1996 to $31.7 million in 1997 due primarily to the FCP linerboard mill shutdown and lower sales under the supply agreement with FCP. Transportation revenues increased $9.4 million, or 5.1% from $185.5 million, due to increased shipments.

     Operating expenses for all segments increased $5.5 million in 1997, or 2.6% from $210.4 million in 1996. Community residential real estate costs increased $1.4 million. Commercial real estate expenses increased $26.2 million. Cost of real estate sales comprised $22.6 million of this increase. Increased operating costs on rental revenues comprised the remaining $3.6 million increase. Forestry operating expenses decreased $24.9 million, or 47% as a result of reduced timber sales and lower cost of sales. Transportation costs increased $2.8 million, or 2.0%.

     Corporate expense in 1997 was $6.5 million, an increase of $10.9 million, compared to 1996. Changes in senior management and increases in staffing to refocus the direction of the Company were the primary causes of such an increase, as well as the severance costs and corporate transaction expenses previously mentioned. Partially offsetting these corporate costs in 1997 is prepaid pension income of approximately $10.7 million in 1997 versus prepaid pension income in 1996 of $5.5 million.

     Depreciation and amortization increased $.9 million, or 3.2%, from 1996 to 1997.

     Other income increased $.2 million in 1997, less than 1% from $41.8 million in 1996 due to gains on sales and dispositions of assets offset by a decrease in interest income as a result of lower invested balances during 1997. Invested balances decreased in 1997 because of distributions to stockholders of $3.67 per share during the year.

     Income tax expense in 1997 totaled $38.0 million in 1997, representing an effective rate of 43.3% compared to $79.3 million for an effective statutory rate of 43.0% in 1996.

     Net income for 1997 was $35.5 million, or $.38 per diluted share compared to net income in 1996 of $176.0 million, or $1.92 per diluted share. Results for 1996 included income from discontinued operations of the mill and container companies of $84.1 million, net of tax, net income from the discontinued sugar operation of $.6 million, and condemnation proceeds, of $60.0 million, net of tax.

DISCONTINUED OPERATIONS

As a result of the sale of Talisman in March 1999, sugar operations are reported as a discontinued operation for all periods presented. Revenues for sugar decreased $8.3 million, or 16.8% from $49.3 million in 1997 primarily due to timing of shipments. Operating expenses decreased $5.6 million, or 13.7% from $40.8 million in 1997. Operating expenses as a percentage of revenues increased from 82.8% to 85.9% as a result of higher harvesting costs in 1998. Net income for 1998 was $2.7 million as compared to $4.1 million in 1997. Revenues for sugar in 1997 decreased $5.2 million, or 9.5% as compared to 1996 due to fewer tons shipped. Operating costs as a percentage of revenues decreased from 87.3% in 1996 to 82.8% in 1997. The 1996 operating expenses were unusually high due to the spending of $2.5 million on advertising and public relations costs related to the opposition and defeat of the proposed Florida sugar sales tax referendum in 1996.

  Residential Real Estate Services

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
                                                                 ($ IN MILLIONS)
Revenues....................................................  $79.3      --      --
Operating expenses..........................................   73.4      --      --
Depreciation and amortization...............................    2.2      --      --
Other income (expense)......................................     .2      --      --
Pre-tax income from continuing operations...................    3.8      --      --
EBITDA, Gross...............................................    6.4      --      --

     On July 31, 1998, the company completed the acquisition of Prudential Florida Realty ("PFR"). PFR provides complete real estate brokerage services, including, asset management, rental, property management, property inspection, mortgage, relocation and title services. In early 1999, this operation's name was changed to Arvida Realty Services.

     Realty brokerage net sales and operating revenues of $79.3 million since August 1, 1998 are attributable to 13,236 closed real estate transaction sales, representing $2.2 billion of sales volume, 4,402 title policies issued and $152.4 million of mortgage loans originated representing 1,349 units. Operating expenses of $73.4 million are attributable to commissions paid on real estate transactions and underwriting fees on title policies.

  Community Residential Real Estate

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1998   1997   1996
                                                              ----   ----   -----
                                                                ($ IN MILLIONS)
Revenues....................................................  $5.5   $4.7   $99.4
Operating expenses..........................................  10.3    3.5     2.1
Depreciation and amortization...............................    .2     .2      .1
Other income (expense)......................................   (.1)    --      --
Pre-tax income from continuing operations...................  (5.1)   1.0    97.2
EBITDA, Gross...............................................  (4.9)   1.2    97.3

  Results for 1998 compared to 1997

     On November 12, 1997, the Company, through two subsidiaries, purchased certain assets, including the personnel, trademark and proprietary information systems, of Arvida Company through a newly formed limited partnership with JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. for the purpose of developing and/or managing residential communities on certain lands owned by the Company, as well as the purchase of other lands for development and management. The Company owns 74% of the new limited partnership, St. Joe/Arvida Company, L.P. ("St. Joe/Arvida")

     In December, 1998, the Company purchased a 26% interest in Arvida/JMB Partners, L.P., ("Arvida/JMB") for $46 million. Arvida/JMB is currently developing five residential communities located in Florida, Georgia and North Carolina. The Company will record net earnings of this investment under the equity method.

     The Company's residential real estate operations currently consist of community residential development through St. Joe/Arvida and equity in its Arvida/JMB investment. Total revenues increased $.8 million, or 17.0%, from $4.7 million in 1997. Revenues from real estate sales for 1998 totaled $5.0 million, an increase of $.6 million, or 13.6% as compared to $4.4 million in 1997. Cost of real estate sales was $1.3 million for 1998 and 1997, respectively. During 1998, the Company sold 40 lots, located in the Summerwood, Camp Creek, Deerwood and Woods Phase III developments, all of which are communities in west Florida.

     Revenues of $.5 million were also generated from management fees and rental income in 1998 as compared to $.2 million in 1997.

     Other operating expenses were $9.0 million, an increase of $6.8 million from 1997, greater than 100%, due to non-capitalized start-up costs and internal overhead related to the development activity in west Florida previously discussed.

  Results for 1997 compared to 1996

     Total revenues decreased $94.7 million from $99.4 million in 1997. Real estate sales decreased $94.8 million, from $99.4 million in 1996. Cost of real estate sales increased $.9 million, from $.4 million in 1996 to $1.3 million in 1997. The decrease in sales was largely due to two related condemnation sales of land to the State of Florida in 1996 for $97.8 million in cash plus certain limited development rights. Costs associated with these sales were $.1 million. Other revenues, generated mostly from rental revenues were $.2 million in 1997 compared to $.1 million in 1996.

  Commercial Real Estate

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997   1996
                                                              -----   ----   -----
                                                                ($ IN MILLIONS)
Revenues....................................................  $68.7   65.7   $35.1
Operating expenses..........................................   39.7   41.3    15.1
Depreciation and amortization...............................   13.1    8.2     7.7
Other income (expense)......................................     .3    (.4)     --
Pre-tax income from continuing operations...................   16.2   15.8    12.3
EBITDA, Gross...............................................   29.5   21.4    17.5

  Results for 1998 compared to 1997

     Rental revenues comprised $45.0 million of total commercial revenues in 1998, an increase of $6.4 million, or 16.6% compared to 1997. The increase in rental revenues for 1998 was caused by a $2.6 million increase in rental rates, a $3.0 million increase in related occupancy and $2.0 million generated from new buildings placed into service since 1997. Partially offsetting these increases were reductions in revenues due to net reductions in rent recoverable from tenants. Operating expenses on rental revenues, excluding depreciation, were $17.8 million as compared to $15.1 million in 1997, an increase of $2.7 million, or 17.9% mostly attributable to increased expenses including management expenses and increased property taxes on existing buildings. New buildings placed into service since last year contributed an additional $.8 million in operating expenses.

     Revenues from sales of land and buildings totaled $8.0 million, a decrease of $18.9 million, as compared to $26.9 million in 1997. Total cost of sales in 1998 was $2.6 million as compared to $22.6 million in 1997.

     Commercial real estate services revenues generated by Goodman Segar GVA since its acquisition in September, 1998 totaled $14.5 million. Costs associated with these fees totaled $9.5 million.

     Equity in earnings of unconsolidated subsidiaries, consisting of the Company's investments in Codina, Deerfield and CNL, totaled $1.2 million in 1998 as compared to $.1 million in 1997.

     General and administrative expenses for the commercial/industrial segment, which are included in operating expenses, totaled $9.8 million, an increase of $6.1 million, greater than 100%, from $3.7 million in 1997. Expenses associated with Goodman Segar GVA accounted for $4.0 million of this increase. The remaining $2.0 million represents increased asset management costs.

     Depreciation and amortization increased $4.9 million, or 60.0% to $13.1 million from $8.2 million in 1997 due to new buildings placed in service.

     During 1998, five office, and office/showroom/warehouse buildings were placed in service, adding 610,000 leasable square feet. Three of these buildings were located in Jacksonville, Florida and two were located in Orlando, Florida. As of December 31, 1998 there are 66 operating buildings with total rentable square footage of 6,223,000 square feet. Occupancy levels overall are at an average of 87% compared to 82% at December 31, 1997. Under construction at December 31, 1998 is 1.3 million square feet of office and industrial space located in Florida and Texas. Additionally, approximately .4 million square feet is in the predevelopment stage and are expected to commence construction in the first quarter of 1999.

  Results for 1997 Compared to 1996

     Rental revenues comprised $38.6 million of total segment revenues, an increase of $4.5 million, or 13.2%, from $34.1 million in 1996. Operating expenses attributable to rental revenues were $18.8 million, an increase of 24.5% compared to $15.1 million in 1996. The increase in expenses in 1997 was primarily due to additional property taxes on new buildings placed in service in 1997 and additional operating and management costs. Depreciation and amortization was $8.2 million, or $.5 million higher than in 1997 due to new buildings placed into service.

     During 1997 eight buildings were placed in service adding approximately 973,000 leasable square feet. In 1997, land and building sales totaled $26.9 million and included three buildings, totaling $20.1 million, one of which was developed and constructed specifically for the purpose of resale. The total cost of land and building sales was $22.6 million in 1997. At December 31,1997, GCC had 59 buildings in service with approximately 5.6 million square feet of rentable space. At December 31, 1996 GCC had 55 commercial/industrial buildings in service with approximately 4.7 million square feet of rentable space.

     Forestry

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
                                                                 ($ IN MILLIONS)
Revenues....................................................  $33.8   $31.7   $56.7
Operating expenses..........................................   18.8    28.0    52.9
Depreciation and amortization...............................    2.4     1.4     1.5
Other income (expense)......................................    2.2     4.4     2.1
Pre-tax income from continuing operations...................   14.8     6.7     4.4
EBITDA, Gross...............................................   17.1     6.3     5.6

  Results for 1998 compared to 1997

     Total timber revenues increased $2.1 million, or 6.6 %, from $31.7 million in 1997 to $33.8 million in 1998. Bulk land and timber sales were $2.8 million in 1998. Total sales to FCP were $19.1 million in 1998 compared to $20.6 million in 1997. Since August 1998 the FCP mill has been shutdown, and there is no indication when it will reopen. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood from the FCP mill in Port St. Joe to another mill, resuming sales of pulpwood in November 1998. Sales to other customers totaled $12.0 million (474,085 tons) in 1998 compared to $11.1 million (409,912 tons) in 1997. Sales to other customers were higher this year as the Company experienced more lump sum bid timber sales due to increased demand in the first quarter of 1998.

     Cost of timber sales, excluding depletion, decreased $8.5 million, or 32.9% from $25.8 million in 1997 to $17.3 million in 1998. Cost of sales as a percentage of sales was 51.2% in 1998 compared to 81.4 % in 1997 due primarily to bulk land sales with a low basis and less timber being purchased from outside sources. The Company procured approximately 13,700 tons of wood in 1998 to fulfill the requirements of its timber supply agreement with FCP compared to 180,477 tons in 1997. The cost of sales of procured wood was approximately $30/ton in 1998 and in 1997. Cost of sales of timber grown on Company land and sold to FCP decreased by $5/ton to approximately $21/ton as a result of a different product mix of sales to FCP, shifting from chips to pulpwood. The cost of sales for timber sold to other customers also decreased this year due to sales of bid timber, which do not require cutting and hauling. Cost of sales on sales to other customers was $10/ton, which was approximately $8/ton less than last year.

     Other general operating expenses were $2.3 million, relatively consistent with 1997. General operating expenses in 1997 included $.5 million of nonrecurring expenses related to severance payments made to terminated employees. Included in 1998 is a nonrecurring payment of $.4 million for settlement of property tax litigation.

     Other income for 1998 and 1997 was derived primarily from various land leases, such as hunting leases, not related to the sale of timber. Other income in 1997 also included $1.8 million from gains on sales of machinery and equipment.

  Results for 1997 compared to 1996

     Total timber revenues decreased $25.0 million, or 44.1%, from $56.7 million in 1996 to $31.7 million in 1997. This decrease is attributable to a FCP linerboard mill shutdown which lasted from April 1997 through September 1997 and to decreased sales as a result of the renegotiated terms of the wood fiber supply agreement with FCP. Cost of sales decreased 48.2% from $52.4 million in 1996 to $27.1 million in 1997 due to declining sales. Cost of sales as a percentage of sales also improved because the Company sold more timber grown by it with higher margins and less procured wood. General operating costs increased $.4 million from $1.9 million in 1996 to $2.3 million in 1997 primarily due to severance payments of approximately $1.2 million paid to 62 terminated employees, offset by reductions in ongoing staffing levels.

     On August 25, 1997, the Company renegotiated certain terms of its wood fiber supply agreement with FCP. Under the new agreement, the Company will supply 700,000 tons per year from May 30, 1998 through December, 2011 with two five-year renewal periods at the option of FCP. Under the previous agreement, up to 1.6 million tons per year were to be provided to FCP.

     Transportation

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
Revenues....................................................  $204.7   $195.0   $185.5
Operating expenses..........................................   144.2    143.0    140.2
Depreciation and amortization...............................    18.8     18.6     18.5
Impairment loss.............................................     8.0       --       --
Other income (expense)......................................      .8      2.8      2.0
Pre-tax income from continuing operations...................    34.5     36.2     28.8
EBITDA, Gross...............................................    61.0     55.9     47.6

     The Company's transportation operations consist of Florida East Coast Railway Company ("FEC"), Apalachicola Northern Railroad Company ("ANRR") and International Transit, Inc. ("ITI").

  Results for 1998 compared to 1997

     Operating revenues in the transportation segment were $204.7 million in 1998, an increase of $9.7 million, or 5.0 % compared to 1997. Total FEC transportation operating revenues were $194.8 million, an increase of $9.8 million from $185.0 million in 1997. Approximately $3.8 million of this increase was attributable to fiber optic income, which includes a $3.0 million gain recognized in the second quarter of 1998 related to a non-monetary exchange negotiated with Williams Network in which FEC received the right to control 36 fiber optic communications fibers along FEC's right-of-way, in exchange for the surrender of certain future operating lease payments. The rail segment of FEC contributed a $3.0 million increase in revenues compared to 1997 and the trucking segment contributed a $2.9 million increase. The increase in rail revenues was primarily attributed to an 11.1% increase in shipments of aggregate products and a 24.5% increase in automobile carload traffic caused by a robust Florida economy. This was offset by a 4.8% decrease in shipments of intermodal traffic and other types of carload traffic.

     ANRR's transportation revenues remained relatively constant at $9.9 million during 1998. As previously discussed, the FCP mill shut down again in August 1998. In addition, ANRR's largest customer, Seminole Electric Cooperative, Inc, halted shipments of coal in January 1999, and filed a lawsuit in circuit court in Gulf County, Florida, seeking to terminate its contract with ANRR to provide transportation of coal from Port. St. Joe to Chattahoochee, Florida. Although the contract between ANRR and Seminole extends until November 2004, Seminole has asked the court to terminate the agreement with ANRR. ANRR has fully performed its obligations under the contract and is prepared to complete the contract term. ANRR's workforce has been reduced significantly, commensurate with its loss of traffic, but the railroad intends to operate a minimal schedule sufficient to provide service to existing customers.

     Overall operating expenses increased to $144.2 million, a $1.2 million increase, less than 1%, from $143.0 million in 1997. Transportation expenses related to FEC increased $1.5 million, ANRR transportation expenses decreased $.1 million and general and administrative expenses decreased $.2 million. The increase in FEC's transportation expenses primarily relates to increases in repair and maintenance cost, train operations cost and ancillary transportation services offset by decreases in fuel expense of approximately $2.1 million.

     As a result of the uncertainty surrounding future operations of ANRR, management has determined that the existing carrying value of ANRR's net assets should be reduced by approximately $8.0 million to management's estimate of fair value, and accordingly, an impairment loss totaling that amount has been recorded in the fourth quarter of 1998.

  Results for 1997 compared to 1996

     Revenues in the transportation segment were $195.0 million in 1997, an increase of 5.1% over 1996 operating revenue of $185.6 million. Total FEC transportation operating revenues increased $12.0 million, or 6.9%, from $173.0 million in 1996 to $185.0 million in 1997. This increase was attributable to significant increases in shipments of rock, intermodal and carload traffic handled in 1997 versus 1996. Traffic increased by approximately 35,600 shipments, or 7.8%, in 1997, reflecting the strong Florida economy. ANRR's operating revenues were $10.0 million in 1997, $2.5 million lower than in 1996 due to the five-month shutdown of the FCP linerboard mill, its largest customer. Operating expenses for this segment were $143.0 million, $2.8 million, or 2% higher than in 1996 as a result of a $2.5 million decrease in casualty insurance costs and overall reductions in operating expenses. Casualty and insurance costs in 1996 included an accrual for an adverse legal judgment against the Company of approximately $2.2 million, which was subsequently reversed on appeal in 1997. General operating expenses in 1997 included special charges of $3.5 million for expenses concerning the various proposals from the Company regarding FECI.

     Resort and Leisure

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1998    1997   1996
                                                              -----   ----   ----
Total revenues..............................................  $  .2   $ --     --
Operating expenses..........................................     .7     .1     --
Depreciation and amortization...............................     --     --     --
Impairment loss.............................................    2.2     --     --
Other income(expense).......................................     --     --     --
Pre-tax income from operations..............................   (2.7)   (.1)    --
EBITDA, Gross...............................................    (.3)    --     --

     The resorts and leisure segment continues to work on land planning and concept designs for hotel and beach club facilities on the Company's beachfront property in west Florida. In January 1999, the Company sold its golf management operation for a loss of $2.2 million, which was recorded as an impairment loss in 1998.

FINANCIAL POSITION AND CAPITAL RESOURCES

     Total cash and cash equivalents decreased 75.3% from $158.5 million at December 31, 1997 to $39.1 million at December 31, 1998 primarily as a result of investments in business acquisitions and joint ventures totaling $148.9 million and repurchase of common stock, net of reissuances, totaling $54.5 million. The Company also made capital expenditures for real estate and property, plant and equipment totaling $135.1 million. These expenditures were primarily funded from operations and existing investments. Total unrestricted cash, cash equivalents, short-term investments and marketable securities were $305.4 million at December 31, 1998.

     Stockholders' equity at December 31, 1998 was $9.90 per share, an increase of $.01 per share from December 31, 1997. The increase in stockholders' equity attributable to net income of $28.8 million and other accumulated comprehensive income of $8.6 million, was offset by the repurchase of common stock and payment of dividends.

     The Company has historically not incurred debt in the development of its various real estate projects or for other expenditures, funding instead from internally generated cash flows. However, as the Company moves forward, debt may be incurred in those situations where the use of financing leverage is deemed appropriate. On March 10, 1999, the Company established a revolving line of credit with Bankers Trust for $65 million to be used for working capital purposes. The revolving line of credit bears interest at LIBOR plus 50 basis points and matures on January 14, 2000. As of March 15, 1999 there was approximately $50 million available under this revolving line of credit.

YEAR 2000 COMPLIANCE

     The Company has created a Year 2000 Project Team to address potential problems within the Company's operations which could result from the century change in the Year 2000. The project team is led by the Senior Vice President of Finance and consists of representatives of the Company's Information Systems Departments or financial departments for each subsidiary, and has access to key associates in all areas of the Company's operations. The project team has used and continues to use outside consultants on an as-needed basis.

     As part of the project the Company has been examining all software information technology ("IT") and non-IT systems which may have embedded technology. The project team's methodology for addressing both the IT and non-IT areas consists of five phases:

          (1) an Assessment Phase to inventory computer based systems and applications (including embedded systems) and to determine what revisions or replacements would be necessary for Year 2000 Readiness;

          (2) a Remediation Phase to repair or replace components to enable them to successfully transition to the Year 2000;

          (3) a Test Phase to test components after remediation to verify that the Remediation Phase was successful;

          (4) an Implementation Phase to transition the Year 2000 Ready systems back into production environment;

          (5) and a Check-off Phase to formally signoff that a component, system, process or procedure is Year 2000 Ready.

     Excluding the Company's FECI subsidiary, which is discussed separately below, management believes that the five phases are currently approximately 95%, 65%, 45%, 40% and 30% complete, and that all critical systems will be Year 2000 Ready by the end of 1999.

     The Company expects to spend up to $1.0 million to address and modify Year 2000 problems, excluding FECI. Approximately $.21 million has been spent by the Company through December 31, 1998.

     As a part of the Year 2000 review, the Company is examining its relationships with certain key outside vendors and others with whom it has significant business relationships to determine to the extent practical the degree of such parties' Year 2000 compliance. The Company has received or is seeking assurance from several third party vendors that they are or will be Year 2000 Ready. Management believes that the failure of any other third party vendors to be Year 2000 Ready will not have a material adverse effect on the Company.

     Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to timely process its payments for services and receipts of revenues. The Company does not expect any such impact to be material.

     The Company is in the process of developing contingency plans for Year 2000 matters. These plans include identification of and communications with, mission critical vendors, suppliers, service providers and customers. These plans also include preparations for the Year 2000 event as well as for the potential problems that could occur with major suppliers or customers of the Company that could impact Company operations.

     The Company has been advised by FECI that its Year 2000 Project efforts are proceeding on schedule and it anticipates that all "mission critical" systems should be Year 2000 capable by the third quarter of 1999.

     FECI expects to spend approximately $7.2 million for its Year 2000 effort of which approximately one half has been committed or already expended through December 31, 1998. FECI has informed St. Joe that the Year 2000 problem is not expected to materially affect its day-to-day operations, nor will it adversely affect its financial position or results of operations. FECI has informed St. Joe that it believes its Year 2000 planning effort is adequate to address all major risks. FECI has implemented reasonable measures, engaged experienced Year 2000 consultants and personnel, and established a high level of awareness concerning Year 2000 issues. FECI believes that it has provided an environment, which will enable it to adequately review and update its systems to become Year 2000 ready by the end of 1999.

ITEM 7A.  MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market value of its investments.

POLICIES AND PROCEDURES

     In the normal course of business, the Company follows established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of its marketable securities.

     The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow. To achieve this objective, the Company invests primarily in low risk short-term fixed income securities.

     The Company's objective in managing its exposure to market value changes is to limit the impact of market value changes on its marketable securities. To achieve this objective, the Company has entered into a series of put and call options on its equity securities. The cost of the purchased put is offset by the premium earned on the sold calls. This hedging strategy creates an equity collar that locks in the market value of the equity securities within a specified range.

     It is the Company's policy to enter into hedging transactions only to the extent considered necessary to meet its objectives stated above. The Company does not enter into any such transactions for speculative purposes.

QUANTITATIVE DISCLOSURES

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio. The weighted average interest rates for the various fixed rate investments are based on the actual rates as of December 31, 1998.

                                                EXPECTED CONTRACTUAL MATURITIES
                                         ---------------------------------------------                           FAIR
                                          1999      2000     2001      2002      2003    THEREAFTER    TOTAL     VALUE
                                         -------   ------   -------   -------   ------   ----------   -------   -------
                                                                         (IN THOUSANDS)
Short-term Investments
  Trading:
    Tax Exempt Municipal Bonds.........  $19,253   $2,724   $12,850   $    --   $   --    $    --     $34,827   $34,765
      Wtd. Avg. Interest Rate..........     4.18%    5.69%     6.22%                                     5.05%
  Available-For-Sale:
    Commercial Paper...................   17,613                                                       17,613    17,613
      Wtd. Avg. Interest Rate..........     4.85%                                                        4.85%
    Tax Exempt Municipal Bonds.........   12,811                                                       12,811    12,817
      Wtd. Avg. Interest Rate..........     3.65%                                                        3.65%
Other Investments
  Available-For-Sale:
    U.S. Government Securities.........                       1,000     2,000                 600       3,600     3,707
      Wtd. Avg. Interest Rate..........                        6.63%     7.04%               7.25%       6.96%
    Tax Exempt Municipal Bonds.........             4,557    10,582    13,721    3,569     16,776      49,205    50,791
      Wtd. Avg. Interest Rate..........              5.00%     5.47%     5.78%    5.81%      7.25%       5.62%
    Equity Securities and Options......                                                                 1,681   143,976
    Other Debt Securities..............                       2,062                                     2,062     2,528
      Wtd. Avg. Interest Rate..........                        5.00%                                     5.00%

     As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss will depend on future changes in interest rate and market values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements on page F-2 to F-24, inclusive and the Independent Auditors' Report on page F-1 are filed as part of this Report and incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of St. Joe to be held on May 11,1999 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

     (B) Reports on Form 8-K

          None

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Item 14(A) 1. And 2.

Independent Auditors' Report................................   F-1
Consolidated Balance Sheets.................................   F-2
Consolidated Statements of Income...........................   F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   F-4
Consolidated Statements of Cash Flows.......................   F-5
Notes to Consolidated Financial Statements..................   F-6
Independent Auditors' Report - Financial Statement
  Schedules.................................................   S-1
Schedule II -- Valuation and Qualifying Accounts............   S-2
Schedule III -- Real Estate and Accumulated Depreciation....   S-3

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission on the schedule or because the information required is included in the Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
2.01       --  Limited Partnership Agreement of St. Joe/Arvida Company,
               L.P. (incorporated herein by reference to Exhibits filed
               with the Company's Prospectus filed February 11, 1998 under
               Rule 424 (b))
2.02       --  Agreement of Limited Partnership of St. Joe/CNL Development,
               Ltd. (incorporated herein by reference to Exhibits filed
               with the Company's Prospectus filed February 11, 1998 under
               Rule 424 (b))
2.03       --  Stock Purchase Agreement dated as of September 1, 1995 between St. Joe Industries Inc. and TPG Communications, Inc.
               (incorporated herein by reference to Exhibits filed with The
               Registrant's Quarterly Report on Form 10-Q for the third
               quarter ended September 30, 1995)
2.04       --  Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container
               Company and St. Joe Paper Company, on the one Hand and Four
               M Corporation and St. Joe Paper company in the other hand
               (the "Asset Purchase Agreement") (incorporated herein by
               reference and Exhibits filed with the Registrant's Quarterly
               Report on Form 10-Q for the third quarter ended September
               30, 1995)
2.05       --  Amendments dated December 14, 1995; December 20, 1995;
               January 10, 1996 and January 12, 1996 to the Asset Purchase
               Agreement (incorporated herein by reference to the
               Registrant's Proxy Statement for the Special Meeting of
               Stockholders on April 24, 1996)
2.06       --  Agreement for Purchase and Sale of Assets and Stock between
               St. Joe Real Estate Services, Inc. et.al. and CMT Holding,
               Ltd. (incorporated herein by reference to Exhibits filed in the Registrant's Quarterly Report on Form 10-Q for the
               second quarter ended June 30, 1998)
2.07       --  Purchase Agreement by and among Dominion Capital, Inc.,
               Goodman-Segar-Hogan-Hoffler, Inc et.al. and St. Joe
               Commercial Property Services, Inc dated September 24, 1998
               (incorporated herein by reference to Exhibits filed in the
               Registrant's Quarterly Report on Form 10-Q for the third
               quarter ended September 30, 1998)
2.08       --  Purchase and Sale Agreement by and between Talisman Sugar
               Corporation and The Nature Conservancy*
2.09       --  Credit Agreement among St. Joe Capital I, Inc. and Bankers
               Trust Company dated March 9, 1999*
3.01       --  Articles of Incorporation, as amended (incorporated herein by reference to Exhibits filed with the Company's Prospectus filed February 11, 1998 under Rule 424 (b))
3.02       --  Articles of Amendment dated January 8, 1998 (incorporated herein by reference to Exhibits filed with the Company's
               Prospectus filed February 11, 1998 under Rule 424 (b)
3.03       --  Amended and Restated Bylaws dated February 23, 1999*
3.04       --  Restated and Amended Articles of Incorporation of the St.
               Joe Company dated May 12, 1998 (incorporated herein by
               reference to Exhibits filed in the Registrant's Quarterly
               Report on Form 10-Q for the first quarter ended March 31,
               1998
4.01       --  Registration Rights Agreement between the Registrant and the
               Alfred I. DuPont Testamentary Trust, dated December 16, 1997
               (incorporated herein by reference to Exhibits filed with the
               Company's Prospectus filed February 11, 1998 under Rule 424
               (b))
10.01      --  Employment Agreement of Peter Rummell, dated January 7,
               1997(incorporated herein by reference to Exhibits filed with the Company's Prospectus filed February 11, 1998 under Rule
               424 (b))
10.02      --  Employment Agreement of Robert M. Rhodes, dated November 5,
               1997 (incorporated herein by reference to Exhibits filed
               with the Company's Prospectus filed February 11, 1998 under
               Rule 424 (b))

EXHIBIT
NUMBER
-------
10.03      --  Employment Agreement of J. Malcolm Jones, dated February 26,
               1997 (incorporated herein by reference to Exhibits filed
               with the Company's Prospectus filed February 11, 1998 under
               Rule 424 (b))
10.04      --  Employment Agreement of Michael F. Bayer, dated February 1,
               1997 (incorporated herein by reference to Exhibits filed
               with the Company's Prospectus filed February 11, 1998 under
               Rule 424 (b))
10.05      --  Form of Severance Agreement (incorporated herein by
               reference to Exhibits filed with the Company's Prospectus
               filed February 11, 1998 under Rule 424 (b))
10.06      --  Employment Agreement of Kevin M. Twomey, dated January 27,
               1999*
21.01      --  Subsidiaries of The St. Joe Company*
23.01      --  Consent of Independent Accountants*
27.01      --  Financial Data Schedule (for SEC use only)*
99.01      --  Supplemental Calculation of Selected Consolidated Financial
               Data*

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ST. JOE COMPANY

                                          By:           KEVIN M. TWOMEY
                                            ------------------------------------
                                                      Kevin M. Twomey
                                             President, Chief Financial Officer
                                               (Principal Financial Officer)

Date: March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

        /S/ PETER S. RUMMELL           Chairman of the Board, Chief           March 25, 1999
-------------------------------------    Executive Officer
          Peter S. Rummell

         /S/ KEVIN M. TWOMEY           President, Chief Financial Officer     March 25, 1999
-------------------------------------    (Principal Financial Officer)
           Kevin M. Twomey

        /S/ JANNA L. CONNOLLY          Controller                             March 25, 1999
-------------------------------------
          Janna L. Connolly

       /S/ MICHAEL L. AINSLIE          Director                               March 25, 1999
-------------------------------------
          Michael L Ainslie

         /S/ JACOB C. BELIN            Director                               March 25, 1999
-------------------------------------
           Jacob C. Belin

     /S/ RUSSELL B. NEWTON, JR.        Director                               March 25, 1999
-------------------------------------
       Russell B. Newton, Jr.

        /S/ JOHN J. QUINDLEN           Director                               March 25, 1999
-------------------------------------
          John J. Quindlen

        /S/ WALTER L. REVELL           Director                               March 25, 1999
-------------------------------------
          Walter L. Revell

       /S/ FRANK S. SHAW, JR.          Director                               March 25, 1999
-------------------------------------
         Frank S. Shaw, Jr.

       /S/ WINFRED L. THORNTON         Director                               March 25, 1999
-------------------------------------
         Winfred L. Thornton

          /S/ JOHN D. UIBLE            Director                               March 25, 1999
-------------------------------------
            John D. Uible

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The St. Joe Company:

     We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Jacksonville, Florida
February 23, 1999

                              THE ST. JOE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   39,108   $  158,478
  Short-term investments....................................      65,285       51,034
  Accounts receivable.......................................      38,691       40,108
  Inventory.................................................      11,006       12,382
  Other assets..............................................      13,234        8,563
                                                              ----------   ----------
          Total current assets..............................     167,324      270,565
INVESTMENTS AND OTHER ASSETS:
  Marketable securities.....................................     201,002      306,910
  Prepaid pension asset.....................................      53,683       40,861
  Other assets..............................................       9,301        7,995
  Investment in unconsolidated affiliates...................      70,235        7,200
  Goodwill..................................................     123,389       12,954
  Net assets of discontinued operations.....................      72,318       74,775
                                                              ----------   ----------
          Total investments and other assets................     529,928      450,695
Investment in real estate...................................     548,101      465,436
Property, plant & equipment, net............................     358,916      350,072
                                                              ----------   ----------
          Total assets......................................  $1,604,269   $1,536,768
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   26,497   $   13,676
  Accrued liabilities.......................................      43,173       29,730
  Income tax (receivable) payable...........................      (1,212)       2,150
  Current portion of long-term debt.........................      24,953           --
                                                              ----------   ----------
          Total current liabilities.........................      93,411       45,556
Reserves and other liabilities..............................      11,946       13,643
Deferred income taxes.......................................     289,359      272,299
Long-term debt..............................................       9,947           --
Minority interest in consolidated subsidiaries..............     316,309      298,466
Commitments and contingencies (Notes 10, 15)
                                                              ----------   ----------
          Total liabilities.................................     720,972      629,964
                                                              ----------   ----------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 180,000,000 shares authorized;
     91,697,811 issued at December 31, 1998 and 1997........      13,054       13,054
  Retained earnings.........................................     839,227      817,663
  Accumulated other comprehensive income....................      88,200       79,559
  Restricted stock deferred compensation....................      (2,604)      (3,472)
  Treasury stock at cost, 2,543,590 shares held at December
     31, 1998...............................................     (54,580)          --
                                                              ----------   ----------
          Total stockholders' equity........................     883,297      906,804
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,604,269   $1,536,768
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS EXCEPT PER
                                                                       SHARE AMOUNTS)
Total revenues..............................................  $392,181    $296,977    $376,693
                                                              --------    --------    --------
Expenses
  Operating expenses........................................   286,973     215,941     210,384
  Corporate expense, net....................................     6,569       6,514      (4,363)
  Depreciation and amortization.............................    38,893      28,732      27,831
  Impairment losses.........................................    10,238          --          --
                                                              --------    --------    --------
          Total expenses....................................   342,673     251,187     233,853
                                                              --------    --------    --------
          Operating profit..................................    49,508      45,790     142,840
                                                              --------    --------    --------
Other income (expense)
  Investment income.........................................    20,118      30,695      33,317
  Gains on sales and other dispositions of assets...........     2,441       4,438       3,423
  Other, net................................................     9,362       6,849       5,033
                                                              --------    --------    --------
          Total other income................................    31,921      41,982      41,773
                                                              --------    --------    --------
Income from continuing operations before income taxes and
  minority interest.........................................    81,429      87,772     184,613
                                                              --------    --------    --------
Income tax expense
  Current...................................................    23,569      24,731      30,288
  Deferred..................................................    12,611      13,240      49,023
                                                              --------    --------    --------
          Total income tax expense..........................    36,180      37,971      79,311
                                                              --------    --------    --------
Income from continuing operations before minority
  interest..................................................    45,249      49,801     105,302
Minority interest...........................................    19,117      18,401      14,002
                                                              --------    --------    --------
Income from continuing operations...........................    26,132      31,400      91,300
                                                              --------    --------    --------
Income from discontinued operations
  Earnings (loss) from discontinued operations (net of
     income taxes of $1,699, $2,550, and $1,021
     respectively)..........................................     2,706       4,053      (3,919)
  Gain on sale of discontinued operations, net of income
     taxes of $48,705.......................................        --          --      88,641
                                                              --------    --------    --------
          Net income........................................  $ 28,838    $ 35,453    $176,022
                                                              ========    ========    ========
EARNINGS PER SHARE
Basic
Income from continuing operations...........................  $   0.29    $   0.34    $   0.99
Earnings (loss) from discontinued operations................      0.03        0.05       (0.04)
Gain on sale of discontinued operations.....................        --          --        0.97
                                                              --------    --------    --------
          Net income........................................  $   0.32    $   0.39    $   1.92
                                                              ========    ========    ========
Diluted
Income from continuing operations...........................  $   0.28    $   0.34    $   0.99
Earnings (loss) from discontinued operations................      0.03        0.04       (0.04)
Gain on sale of discontinued operations.....................        --          --        0.97
                                                              --------    --------    --------
          Net income........................................  $   0.31    $   0.38    $   1.92
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     COMMON STOCK                    ACCUMULATED OTHER   RESTRICTED STOCK
                                 --------------------    RETAINED      COMPREHENSIVE         DEFERRED       TREASURY
                                   SHARES     AMOUNT     EARNINGS         INCOME           COMPENSATION      SHARES      TOTAL
                                 ----------   -------   ----------   -----------------   ----------------   --------   ----------
Balance at December 31, 1995...  91,495,950   $ 8,714   $  955,239        $52,114            $    --        $     --   $1,016,067
Comprehensive income:
  Net income...................          --        --      176,022             --                 --              --      176,022
  Increase in net unrealized
    gain on available-for-sale
    securities, net of tax of
    $9,428.....................          --        --           --         10,952                 --              --       10,952
                                                                                                                       ----------
        Total comprehensive
          income...............                                                                                           186,974
                                                                                                                       ----------
Dividends ($.07 per share).....          --        --       (6,100)            --                 --              --       (6,100)
                                 ----------   -------   ----------        -------            -------        --------   ----------
Balance at December 31, 1996...  91,495,950     8,714    1,125,161         63,066                 --              --    1,196,941
                                 ----------   -------   ----------        -------            -------        --------   ----------
Comprehensive income:
  Net income...................          --        --       35,453             --                 --              --       35,453
  Increase in net unrealized
    gain on available-for-sale
    securities, net of tax of
    $10,590....................          --        --           --         16,493                 --              --       16,493
                                                                                                                       ----------
        Total comprehensive
          income...............                                                                                            51,946
                                                                                                                       ----------
Dividends ($.07 per share).....          --        --       (6,113)            --                 --              --       (6,113)
Special distributions ($3.67
  per share)...................          --        --     (336,838)            --                 --              --     (336,838)
Increase in restricted stock
  deferred compensation........     201,861     4,340           --             --             (4,340)             --           --
Amortization of restricted
  stock deferred
  compensation.................          --        --           --             --                868              --          868
                                 ----------   -------   ----------        -------            -------        --------   ----------
Balance at December 31, 1997...  91,697,811    13,054      817,663         79,559             (3,472)             --      906,804
                                 ----------   -------   ----------        -------            -------        --------   ----------
Comprehensive income:
  Net income...................          --        --       28,838             --                 --              --       28,838
  Increase in net unrealized
    gain on available-for-sale
    securities, net of tax
    $4,781.....................          --        --           --          8,641                 --              --        8,641
                                                                                                                       ----------
        Total comprehensive
          income...............                                                                                            37,479
                                                                                                                       ----------
Dividends ($.08 per share).....          --        --       (7,274)            --                 --              --       (7,274)
Amortization of restricted
  stock deferred
  compensation.................          --        --           --             --                868              --          868
Purchase of treasury shares,
  net..........................  (2,543,590)                                                                 (54,580)     (54,580)
                                 ----------   -------   ----------        -------            -------        --------   ----------
Balance at December 31, 1998...  89,154,221   $13,054   $  839,227        $88,200            $(2,604)       $(54,580)  $  883,297
                                 ==========   =======   ==========        =======            =======        ========   ==========

                 See notes to consolidated financial statements

                              THE ST. JOE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1998        1997        1996
                                                              ----------   ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $   28,838   $  35,453   $ 176,022
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      38,893      28,732      27,831
     Minority interest in income............................      19,117      18,401      14,002
     Gain on sale of property and investments...............      (8,363)     (4,817)     (3,423)
     Equity in unconsolidated affiliates....................      (1,925)         --          --
     Gain on sale of discontinued operations................          --          --     (88,641)
     Deferred income tax expense............................      12,611      13,240      49,023
     Impairment losses......................................      10,238          --          --
     Purchases and sales of trading investments, net........     (34,755)         --          --
     Changes in operating assets and liabilities:
       Accounts receivable..................................       6,676       2,178     (11,287)
       Inventory............................................       1,376        (483)       (704)
       Other assets.........................................     (17,221)     (8,158)    (10,964)
       Accounts payable, accrued liabilities, casualty
          reserves and other................................       3,490       8,424       6,774
       Income taxes payable.................................      (3,513)    (16,060)     11,979
       Discontinued operations-noncash charges and working
          capital changes...................................       2,457      (3,238)    (52,827)
                                                              ----------   ---------   ---------
Net cash provided by operating activities...................      57,919      73,673     117,785
Cash flows from investing activities:
  Purchases of property, plant and equipment................    (135,079)    (64,137)    (65,198)
  Investing activities of discontinued operations...........          --        (305)     (3,840)
  Purchases of investments:
     Available for sale.....................................    (972,047)    (87,796)    (21,928)
     Held to maturity.......................................          --    (100,350)   (180,797)
  Investments in joint ventures and purchase business
     acquisitions, net of cash received.....................    (148,859)    (20,154)         --
  Proceeds from dispositions of assets......................       6,897      14,384       9,743
  Proceeds from sale of discontinued operations.............          --          --     445,055
  Maturities and redemptions of investments:
     Available for sale.....................................   1,134,449     108,810      18,291
     Held to maturity.......................................          --     119,644     121,111
  Proceeds from sale of note receivable.....................          --      10,400          --
                                                              ----------   ---------   ---------
Net cash provided by/(used in) investing activities.........    (114,639)    (19,505)    322,437
Cash flows from financing activities:
  Proceeds from long-term debt, net.........................         872          --          --
  Dividends and special distributions paid to
     stockholders...........................................      (7,274)   (342,950)     (6,100)
  Dividends paid to minority interest.......................      (1,668)     (1,664)     (1,666)
  Treasury stock purchased..................................     (54,580)         --          --
  Financing activities of discontinued operations...........          --          --        (245)
                                                              ----------   ---------   ---------
Net cash used in financing activities.......................     (62,650)   (344,614)     (8,011)
Net increase (decrease) in cash and cash equivalents........    (119,370)   (290,445)    432,211
Cash and cash equivalents at beginning of year..............     158,478     448,923      16,712
                                                              ----------   ---------   ---------
Cash and cash equivalents at end of year....................  $   39,108   $ 158,478   $ 448,923
                                                              ==========   =========   =========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

  1. NATURE OF OPERATIONS

     The St. Joe Company, formerly known as St. Joe Corporation (the "Company") is a diversified corporation engaged in residential and commercial real estate, forestry, resort and leisure development, and transportation operations. Until recently the Company also had ongoing sugar operations. While the Company's real estate operations are in various states throughout the Southeast, the majority of the real estate operations, as well as the transportation operation, are principally within the state of Florida. Forestry has operations in both Florida and Georgia. Consequently, the Company's performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

  Real Estate

     The Company currently conducts its real estate operations in three principal segments: commercial development and management, community residential development, and residential real estate services. The Company owns, leases, and manages office, industrial and retail properties in the southeastern United States through its wholly-owned subsidiary, St. Joe Commercial Property Services, Inc. ("SJCPS"), through Gran Central Corporation ("GCC"), a wholly-owned subsidiary of Florida East Coast Industries, Inc. ("FECI"), a 54% owned subsidiary of the Company, and through several partnership ventures. SJCPS manages approximately 14 million square feet of commercial property in the Southeast. GCC owns approximately 6 million square feet of commercial/industrial facilities located in Jacksonville, Miami, and Orlando which is managed by the Company pursuant to a management agreement. The Company is also a partner in several joint ventures that develop and manage commercial property in Florida, Georgia and Texas. The Company's community residential division owns large tracts of land in west Florida near Tallahassee, Florida and northwest Florida, including significant Gulf of Mexico frontage. The Company is developing and managing residential communities on certain lands owned by the Company, through its 74% owned limited partnership, St. Joe/Arvida Company, L.P. ("Arvida"). The Company also recently purchased a 26% interest in Arvida/JMB Partners, L.P., a limited partnership that is developing residential communities, three in Florida, one near Atlanta, Georgia and one in North Carolina. The Company owns a residential real estate brokerage, sales and services business in Florida through its recent acquisition of Prudential Florida Realty, which has since changed its name to Arvida Realty Services ("ARS"). ARS was broker to 13,000 real estate transactions since its acquisition in July 1998 through its 80 locations in south and central Florida.

  Forestry

     The Company is the largest private owner of timberlands in Florida. The principal product of the Company's forestry operations is softwood pulpwood. In addition, the Company produces and sells sawtimber. Prior to 1998, the majority of the wood harvested by the Company was sold under a long term wood fiber supply agreement to the Company's former linerboard mill, which it sold to Florida Coast Paper Company, L.L.C. ("FCP") in May, 1996.

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

                              THE ST. JOE COMPANY

     On March 1, 1999 the Company announced that it intends to sell approximately 800,000 acres of its northwest Florida timberlands with the first 100,000 acres going on the market immediately. Under the Company's development plans, none of the timberland to be offered for sale has significant real estate development potential in the next 15 to 20 years. No assurances can be given that any of the property can be sold at an acceptable price within an acceptable time period.

  Transportation

     FECI's subsidiary, Florida East Coast Railway ("FEC"), provides rail and freight service between Jacksonville and Miami, Florida and branch line track between Fort Pierce and Lake Harbor, Florida. FEC has the only coastal right-of-way between Jacksonville and West Palm Beach, Florida. The principal commodities carried by rail include trailers-on-flatcar, containers-on-flatcar, crushed stone, cement, automobile vehicles and parts. FEC also has a trucking operation which is an interstate, irregular route, common carrier with terminals located throughout the eastern half of the United States. The Company continues to evaluate methods and means to extract the embedded value from its transportation holdings. The Company also owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad that operates between Port St. Joe and Chattahoochee, Florida. Its principal commodities include coal, pulpwood, pulpboard woodchips, and tall oil chemicals. ANRR's workforce has been reduced significantly as a result of loss of rail traffic recently, but the railroad continues to operate at a minimal schedule to service its existing customers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in joint ventures in which the Company does not have financial control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated except for sales of continuing operations of $18,988 derived from discontinued operations in the year ended December 31, 1996 and intercompany interest with its discontinued sugar operation of $483 and $1,035 in 1997 and 1996, respectively. The unrealized profit in ending inventories relating to these sales has been eliminated.

  Revenue Recognition

     Revenues from real estate property sales and brokerage commissions earned therefrom are recognized upon closing of sales contracts or upon settlement of condemnation proceedings. Rental revenues are recognized upon commencement of rental and lease contracts, using the straight-line basis over the life of the contract. Transportation revenues are substantially recognized upon completion of transportation services at destination. Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.

                              THE ST. JOE COMPANY

  Cash and Cash Equivalents

     For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition date of three months or less.

  Inventories

     Inventories consist of transportation materials and supplies and are stated at the lower of cost or market. Costs for substantially all inventories are determined under the first in, first out (FIFO) or the average cost method.

  Investment in Real Estate

     Investment in real estate is carried at lower of cost or net realizable value. Depreciation is computed on straight-line and accelerated methods over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method. An adjustment to depletion is recorded, if necessary, based on the continuous forest inventory ("CFI") analysis prepared every five years.

  Property, Plant and Equipment

     Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets. Railroad properties are depreciated and amortized using the straight-line method. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

  Goodwill and Deferred Compensation

     Goodwill associated with the Company's business combinations is being amortized on a straight-line basis over periods ranging from 15 years to 30 years. Deferred compensation is being amortized on a straight-line basis over a five-year vesting period, which is deemed to be the period for which services are performed. Periodically the Company evaluates the realizability of its intangibles to determine if an impairment in value has occurred. During 1998, the Company wrote off $2,238 of intangible assets determined to be unrealizable.

  Earnings Per Common Share

     Earnings per common share ("EPS") are based on the weighted average number of common shares outstanding during the year as adjusted for the three-for-one stock split effective January 12, 1998. The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted EPS assumes weighted average options to purchase 1,323,498 shares of common stock in 1998 and 1,379,495 shares of common stock in 1997 have been exercised using the treasury stock method. In August, 1998, the Company's Board of Directors authorized $150,000 for the repurchase of the Company's outstanding common stock from time to time on the open market. As of December 31, 1998, the Company had repurchased 2,543,590 shares. Weighted average basic and diluted shares, taking into consideration shares repurchased and the weighted average options used in calculating EPS for each of the years presented is as follows:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Basic..............................................  90,961,941   91,695,046   91,495,950
Diluted............................................  92,285,439   93,074,541   91,495,950

  Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25,

                              THE ST. JOE COMPANY

"Accounting for Stock Issued to Employees", and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 has been applied. Under APB No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

  Comprehensive Income

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income differs from net income due to changes in the net unrealized gains on marketable securities available for sale. The Company has elected to disclose comprehensive income in its Consolidated Statement of Changes in Stockholders' Equity and has restated all prior periods accordingly.

  Segment Reporting

     The Company adopted the provisions SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective January 1, 1998. This Statement requires that the Company report a measure of segment profit, segment assets, and certain related items according to how management makes decisions about asset performance and allocation of resources to those segments. Segment information for all periods presented has been restated to conform to SFAS No. 131 disclosure requirements.

  Income Taxes

     The Company follows the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires the recognition of a deferred tax liability on the undistributed earnings of subsidiaries applied on a prospective basis.

  Investments

     Investments consist principally of corporate debt securities, government sponsored agency securities, mortgage-backed securities, municipal bonds, common stocks, preferred stocks, and U.S. Government obligations. Investments maturing in three months to one year are classified as short term. Those having maturities in excess of one year are classified as marketable securities.

     The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related income tax effect and minority interest in consolidated subsidiaries, on available-for-sale

                              THE ST. JOE COMPANY
securities are excluded from earnings and are reported as a separate component of stockholders' equity and comprehensive income until realized.

     The Company accounts for hedges against its equity securities at fair value. Unrealized gains or losses are reported as a separate component of stockholders' equity along with the underlying equity securities' net unrealized gain or loss.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

     Realized gains and losses for securities classified as available-for-sale and held-to-maturity, including hedges against equity securities, are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

  Long-Lived Assets

     The Company complies with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. The Company has recorded an $8,000 write-down of transportation property, plant and equipment owned by its wholly-owned subsidiary, Apalachicola Northern Railroad ("ANRR") in 1998.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

  Supplemental Cash Flow Information

     The Company paid $543, $389 and $1,009 for interest and $29,690, $33,686 and $120,789 for income taxes in 1998, 1997, and 1996, respectively.

     The Company's non-cash activities included assets acquired and liabilities assumed of approximately $30,000 each.

3.  BUSINESS COMBINATIONS

     On July 31, 1998, the Company completed the purchase of Prudential Florida Realty ("PFR") from CMT Holding, Ltd. PFR is a residential real estate brokerage, sales and services company in Florida. Under the terms of the purchase and sale agreement, the Company acquired certain assets of CMT Holding, Ltd. for a total purchase price of $98,815, of which $88,815 was paid in cash and $10,000 was paid in the form of a two-year note. Additionally, a contingent payment of $10,000 will be paid over a three-year period (2001 through 2003) if certain performance targets are met. The PFR acquisition has been accounted for under the purchase method of accounting and the resulting goodwill of $89,167 is being amortized on a straight-line basis over 20 years.

     On September 24, 1998, the Company acquired Goodman Segar Hogan Hoffler, L.P. ("GSHH"), a commercial, retail, office and industrial real estate services company based in Norfolk, Virginia. GSHH manages approximately 10 million square feet of commercial property in the southeastern United States and brokers real estate transactions valued at nearly $1,000,000 annually. Under the terms of the purchase agreement, the Company acquired all outstanding partnership interests of GSHH for a total purchase price of

                              THE ST. JOE COMPANY

$15,650, of which $11,190 was paid in cash at closing and $4,480 was paid in the form of a three-year note. The GSHH acquisition has been accounted for under the purchase method of accounting and the resulting goodwill of $16,904 is being amortized on a straight-line basis over 15 years. Subsequent to the acquisition, GSHH has become a subsidiary of SJCPS.

     On December 21, 1998, the Company purchased the assets of Florida Real Estate Advisors, Inc. ("FREA"), a commercial, retail, office and industrial real estate services company based in Tampa, Florida. FREA manages approximately 4 million square feet of commercial property in central and south Florida. Under the terms of the purchase and sale agreement, the Company acquired certain assets of FREA for a total purchase price of $8,550, of which approximately $6,000 was paid in cash at closing and the remainder was paid in the form of a three-year note. The FREA acquisition has been accounted for under the purchase method of accounting and the resulting goodwill of $8,257 is being amortized on a straight-line basis over 15 years. Subsequent to the acquisition, FREA has been merged into SJCPS.

     On November 12, 1997, the Company purchased certain assets, including management and proprietary information systems, of Arvida Company through a joint venture formed for the purpose of developing and managing residential communities. The Company owns 74% of the new limited partnership, St. Joe/Arvida Company, L.P. , which is based in Boca Raton, Florida. Under the terms of the limited partnership agreement, the Company paid $12,240 in cash for its interest in the partnership. This acquisition has been accounted for under the purchase method of accounting and the resulting goodwill of $11,500 is being amortized on a straight-line basis over 30 years.

     The results of operations of the acquired companies are included in the consolidated statements of income from the dates of their respective acquisitions. Following is a summary of the unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assuming the PFR, GSHH and FREA acquisitions had occurred on January 1, 1997:

                                                                1998       1997
                                                              --------   --------
Total revenues..............................................  $534,840   $487,340
Net income..................................................    28,942     34,156
Earnings per share:
  Basic.....................................................       .32        .37
  Diluted...................................................       .31        .37

Adjustments to the Company's results of operations to reflect proforma results include goodwill amortization, and reductions in interest income for the use of invested cash. The pro forma results do not necessarily represent results of operations that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they necessarily indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations.

4.  INVESTMENT IN UNCONSOLIDATED AFFILIATES

     Investments in unconsolidated affiliates as of December 31, consist of:

                                                            OWNERSHIP    1998      1997
                                                            ---------   -------   ------
Arvida/JMB Partners, L.P..................................     26%      $45,938       --
Codina Group, Inc.........................................     33         9,758       --
Deerfield Park, L.L.C.....................................     61         6,002   $5,618
ENTROS, Inc...............................................     44         5,091       --
WBP One, L.P..............................................     50         1,705       --
St. Joe/CNL Realty Group, LTD.............................     50         1,597    1,438
Al-Zar, LTD...............................................      1           144      144
                                                                        -------   ------
                                                                        $70,235   $7,200
                                                                        =======   ======

                              THE ST. JOE COMPANY

Any differences between the cost of the investments and the underlying equity in an unconsolidated investee's net assets are being amortized over the remaining lives of the investee's assets, ranging from five to fifteen years.

     Summarized financial information for the unconsolidated affiliates on a combined basis, is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
BALANCE SHEET:
Investment property, net....................................    $208,659       $ 8,681
Other assets................................................     204,100        14,689
                                                                --------       -------
          Total assets......................................     412,759        23,370
                                                                --------       -------
Notes payable and other debt................................      81,948         5,510
Other liabilities...........................................      89,378         1,050
Equity......................................................     241,433        16,810
                                                                --------       -------
          Total liabilities and equity......................    $412,759       $23,370
                                                                ========       =======

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
STATEMENT OF INCOME:
Total revenues..............................................    $36,730         $5,254
                                                                -------         ------
Total expenses..............................................     32,368          5,123
                                                                -------         ------
          Net income........................................    $ 4,362         $  131
                                                                =======         ======

5. DISCONTINUED OPERATIONS

  Sugar

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that the Company owns or leases for $133.5 million in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999 Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Agreement allows Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19.0 million.

     Talisman retains ownership of the sugar mill and is presently evaluating the best manner to dispose of the mill. Talisman is responsible for the cleanup of the mill site. Talisman is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use its funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive the fund when all the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

     In addition, approximately $1.7 million is being held in escrow, representing the value of the land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land

                              THE ST. JOE COMPANY
value on that parcel will be released from escrow. The Company has reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman were $40,955, $49,320, and $54,496 in 1998, 1997 and 1996 respectively. Net income for Talisman was $2,706, $4,053, and $609 in 1998, 1997 and 1996, respectively. The estimated gain on the combined sale of the land and harvesting rights is expected to be between $40.0 million and $45.0 million, after tax, (unaudited), subject to finalization of reserves and other adjustments.

  Communications

     On April 11, 1996, St. Joe Industries, Inc., a wholly owned subsidiary of the Company, sold the stock of St. Joe Communications, Inc. (SJCI) to TPG Communications, Inc. for $96,098. TPG Communications, Inc. assumed $17,963 of SJCI interest bearing debt. SJCI also sold its interest in three remaining cellular partnerships for an aggregate of $25,113. The Company recorded a $39,154 gain on the sales net of tax. SJCI's revenues through the April 11, 1996 sale date were $9,335. Earnings for SJCI were $1,120 for 1996.

  Forest Products

     On May 30, 1996, the Company sold its linerboard mill and container plants. Proceeds from the sale included $323,844 cash and a $10,000 senior subordinated note, (the Promissory Note). The gain on the sale was $49,487, net of tax. Revenues for the linerboard mill and container plants through May 30, 1996 were $156,305. Earnings (loss) for the linerboard mill and container plants were $(5,648) for 1996. On November 25, 1997, the Company sold the Promissory Note to an unrelated third party for approximately $10,400 which resulted in a pre-tax gain of approximately $400.

     On March 31, 1997, a special distribution of a portion of the net proceeds of the sales of $3.33 per share was paid to shareholders of record on March 21, 1997, and on December 30, 1997, the remaining net proceeds of $.34 per share were distributed to shareholders of record on December 19, 1997.

                              THE ST. JOE COMPANY

6. INVESTMENTS

     Investments as of December 31, 1998, consist of:

                                                                       UNREALIZED   UNREALIZED
                                                 AMORTIZED    FAIR      HOLDING      HOLDING
                                                   COST       VALUE       GAIN         LOSS
                                                 ---------   -------   ----------   ----------
Short term investments (maturing within one
  year)
  Trading
     Cash......................................   $    90         90         --         --
     Tax exempt municipal bonds................    34,827     34,765         --        (62)
                                                  -------    -------    -------        ---
                                                   34,917     34,855         --        (62)
                                                  -------    -------    -------        ---
  Available for sale
     Commercial paper..........................    17,613     17,613         --         --
     Tax exempt municipal bonds................    12,811     12,817          6         --
                                                  -------    -------    -------        ---
                                                   65,341     65,285          6        (62)
                                                  =======    =======    =======        ===
Marketable securities
  Available for sale
     U.S. Government securities
       Maturing in one to five years...........     3,600      3,707        107
     Tax exempt municipals
       Maturing in one to five years...........    32,429     33,155        726
       Maturing in five to ten years...........    12,010     12,896        886         --
       Maturing in more than ten years.........     4,766      4,740         --        (26)
     Equity securities and options.............     1,681    143,976    142,295         --
     Other corporate debt
       Maturing in one to five years...........     2,062      2,528        466         --
                                                  -------    -------    -------        ---
                                                  $56,548    201,002    144,480        (26)
                                                  =======    =======    =======        ===

                              THE ST. JOE COMPANY

     Included in short term investments is $17,000 of restricted commercial paper collateralizing the PFR line of credit. (See Note 10. Long-Term Debt)

     Investments as of December 31, 1997, consist of:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
Short term investments (maturing within one
  year)
  Available for sale
     U. S. Government securities..............  $ 48,902    $ 48,940    $     38       $ --
     Other corporate debt securities..........     2,094       2,094          --         --
                                                --------    --------    --------       ----
                                                $ 50,996      51,034    $     38         --
                                                ========    ========    ========       ====
Marketable securities
  Available for sale
     U. S. Government securities
       Maturing in one to five years..........  $107,659    $108,242    $    583       $ --
       Maturing in five to ten years..........       767         788          21         --
     Tax exempt municipal bonds
       Maturing in one to five years..........    19,750      20,158         408         --
       Maturing in five to ten years..........    18,326      19,304         978         --
       Maturing in more than ten years........     3,408       3,388          --        (20)
     Equity securities........................    17,351     146,349     128,998         --
     Mortgage-backed securities
       Maturing in one to five years..........       110         110          --         --
       Maturing in five to ten years..........       833         845          12         --
       Maturing in more than ten years........     3,443       3,512          69         --
     Other corporate debt securities
       Maturing in one to five years..........     2,358       2,345          --        (13)
       Maturing in five to ten years..........       857       1,761         904         --
       Maturing in more than ten years........        95         108          13         --
                                                --------    --------    --------       ----
                                                $174,957    $306,910    $131,986       $(33)
                                                ========    ========    ========       ====

     In 1998, gross realized gains were $8,079 and realized losses were $1,185 on available for sale investments. Prior years' gross realized gains and losses were not significant.

     During 1997, consistent with the Company's expected capital expenditure needs, approximately $137,000 of securities classified as held to maturity were transferred to available for sale. Net unrealized gains were not material.

     On June 24, 1998, the Company entered into put and call options to hedge the market value of certain equity securities. The cost of the purchased put was exactly offset by the premium earned on the sold calls, thus no consideration was exchanged. The value of these securities and the related collars is subject to inherent market risk caused by the volatility of the equity markets.

     The put options have strike prices set at 90% of the average price of the stocks as of the contract date. The call options have strike prices ranging from 114% to 121% of the average price of the stocks as of the contract date. This hedging strategy locked in the market value of the equity securities within this range as of the contract date. The Company may settle obligations arising from the collars with cash or shares of the underlying equity securities. The net fair value of the puts and the calls at December 31, 1998, which is included in the fair value of equity securities, was $23,764 and $2,137, respectively. The Company can settle the options at any time prior to the expiration date which is June 24, 1999.

                              THE ST. JOE COMPANY

     Unrealized gains and losses for the designated equity securities and the associated hedge are presented as a separate component of stockholders' equity. Any realized gains and losses on the combined position will be reflected in income in the period in which the stock is sold or the hedge is executed.

7.  INVESTMENT IN REAL ESTATE

     Real estate as of December 31 consists of:

                                                                1998       1997
                                                              --------   --------
Operating property..........................................  $569,258   $502,127
Development property........................................    13,560      1,182
Investment property.........................................    20,176      4,470
                                                              --------   --------
                                                               602,994    507,779
                                                              --------   --------
Accumulated depreciation....................................    54,893     42,343
                                                              --------   --------
                                                              $548,101   $465,436
                                                              ========   ========

     Included in operating property is the Company's timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company's land held for future use. Real estate properties having net book value of $258,600 at December 31, 1998 are leased under non-cancelable operating leases with expected aggregate rentals of $164,103 of which $41,200, $36,300, $31,000, $21,900, and $13,000 is due in the years 1999 through 2003, respectively and $20,703 is due thereafter through 2012.

8.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of December 31 consists of:

                                                          ESTIMATED
                                                         USEFUL LIFE     1998       1997
                                                         -----------   --------   --------
Transportation property and equipment..................     12-30      $593,410   $571,470
Machinery and equipment................................     12-30        26,879     21,292
Office equipment.......................................        10         3,368      1,877
Autos, trucks, and airplane............................      3-10         3,001      3,098
                                                                       --------   --------
                                                                        626,658    597,737
                                                                       --------   --------
Accumulated depreciation...............................                 267,742    247,665
                                                                       --------   --------
                                                                       $358,916   $350,072
                                                                       ========   ========

9.  ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consist of:

                                                               1998      1997
                                                              -------   -------
Payroll and benefits........................................  $11,483   $ 5,164
Payroll taxes...............................................      149        42
Property and other taxes....................................    9,029     8,800
Accrued casualty reserves...................................   18,869    21,924
Other accrued liabilities...................................   15,589     7,443
                                                              -------   -------
                                                               55,119    43,373
Less: noncurrent accrued casualty reserves and other
  liabilities...............................................   11,946    13,643
                                                              -------   -------
                                                              $43,173   $29,730
                                                              =======   =======

                              THE ST. JOE COMPANY

10.  LONG-TERM DEBT

     Long-term debt and credit agreements at December 31, 1998 consisted of the following:

                                                               1998
                                                              -------
Revolving credit agreement, interest payable monthly at 1.5%
  per annum; secured by restricted short-term investments;
  matures July 31, 1999.....................................  $17,000
Non-interest bearing note payable to CMT Holding, Ltd. due
  in equal annual installments beginning July 28, 1999, net
  of discount of $.6 million imputed at 6%..................    9,396
Non-interest bearing notes payable to former owners of
  Goodman Segar GVA due in three annual installments
  beginning September 24, 1999, net of discount of $.3
  million imputed at 6%.....................................    4,101
Non-interest bearing note payable to former owners of
  Florida Real Estate Advisors due in three annual
  installments beginning December 21, 1999, net of discount
  of $.3 million imputed at 6%..............................    2,272
Various secured and unsecured notes and capital leases,
  bearing interest at rates from Prime to 11.25%............    2,131
                                                              -------
          Total long-term debt..............................   34,900
                                                              -------
Less: current portion.......................................   24,953
                                                              -------
          Net long-term debt................................  $ 9,947
                                                              =======

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows; 1999, $24,953; 2000, $8,261;
2001, $1,584; 2002, $39; 2003, $63. Based on the current terms and rates of the Company's long-term debt, carrying value approximates fair value, except for the revolving credit agreement. The terms and conditions of the revolving credit agreement are commensurate with the nature of the underlying security.

11.  INCOME TAXES

     Total income tax expense for the years ended December 31 was allocated as follows:

                                                            1998      1997       1996
                                                           -------   -------   --------
Income from continuing operations........................  $36,180   $37,971   $ 79,311
Earnings (loss) from discontinued operations.............    1,699     2,550      1,021
Gain on the sale of discontinued operations..............       --        --     48,705
Stockholders' equity, for recognition of unrealized gain
  on debt and marketable equity securities...............    4,781    10,590      9,428
                                                           -------   -------   --------
                                                           $42,660   $51,111   $138,465
                                                           =======   =======   ========

     Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before taxes and minority interest as a result of the following:

                                                             1998      1997      1996
                                                            -------   -------   -------
Tax at the statutory federal rate.........................  $28,500   $30,720   $64,615
Dividends received deduction and tax free interest........   (2,890)   (1,752)   (4,311)
Excise tax on reversion of prepaid pension asset..........    6,411     5,352    13,228
State income taxes (net of federal benefit)...............    3,178     3,144     4,610
Undistributed earnings of FECI............................    1,513     1,382     1,262
Other, net................................................     (532)     (875)      (93)
                                                            -------   -------   -------
                                                            $36,180   $37,971   $79,311
                                                            =======   =======   =======

                              THE ST. JOE COMPANY

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                1998       1997
                                                              --------   --------
Deferred tax assets:
  Accrued casualty and other reserves.......................  $  9,056   $  8,715
  Impairment loss...........................................     3,086         --
  Other.....................................................     1,950      1,531
                                                              --------   --------
          Total deferred tax assets.........................    14,092     10,246
                                                              --------   --------
Deferred tax liabilities:
  Tax in excess of book depreciation........................   110,062    107,887
  Deferred gain on land sales and involuntary conversions...    73,306     72,939
  Deferred gain on subsidiary's defeased bonds..............     1,444      1,700
  Unrealized gain on debt and marketable equity
     securities.............................................    55,701     50,920
  Prepaid pension asset recognized for financial
     reporting..............................................    47,549     36,192
  Other.....................................................    12,254      9,440
                                                              --------   --------
          Total gross deferred tax liabilities..............   300,316    279,078
                                                              --------   --------
          Net deferred tax liability........................  $286,224   $268,832
                                                              ========   ========

     Based on the timing of reversal of future taxable amounts and the Company's history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. The current deferred tax assets of $3,135 and $3,467 are recorded in other current assets as of December 31, 1998 and 1997, respectively.

     The Company has not recognized a deferred tax liability of approximately $17,842 for the undistributed earnings of FECI that arose in 1992 and prior years because the Company does not currently expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investment. As of December 31, 1998, the undistributed earnings of the subsidiary for which no deferred tax liability was provided were approximately $48,454.

12.  EMPLOYEE BENEFITS PLANS

     The Company sponsors defined benefit pension plans which cover substantially all of its salaried employees excluding FECI. The benefits are based on the employees' years of service or years of service and compensation during the last five or ten years of employment. The Company complies with the minimum funding requirements of ERISA.

                              THE ST. JOE COMPANY

     A summary of the net periodic pension credit follows:

                                                                1998       1997
                                                              --------   --------
Service cost................................................  $    312   $    184
Interest cost...............................................     7,558      7,322
Expected return on assets...................................   (16,499)   (14,052)
Transition (asset) obligation...............................    (2,566)    (2,500)
Actuarial (gain) loss.......................................    (2,220)      (360)
Prior service costs.........................................       593         50
Curtailment loss............................................        --        604
Settlement (gain)...........................................        --     (1,951)
                                                              --------   --------
          Total pension income..............................  $(12,822)  $(10,703)
                                                              ========   ========

     A reconciliation of projected benefit obligation as of December 31 follows:

                                                                1998       1997
                                                              --------   --------
Projected benefit obligation, beginning of year.............  $112,487   $108,726
Service cost................................................       312        184
Interest cost...............................................     7,558      7,322
Actuarial (gain) loss.......................................    (3,587)     8,614
Benefits paid...............................................    (8,857)   (11,280)
Plan amendment..............................................     6,999         --
Curtailments................................................        --        604
Settlements.................................................        --     (1,951)
Special termination benefits................................        --        268
                                                              --------   --------
Projected benefit obligation, end of year...................  $114,912   $112,487
                                                              ========   ========

     A reconciliation of plan assets as of December 31 follows:

                                                                1998       1997
                                                              --------   --------
Fair value of assets, beginning of year.....................  $231,790   $194,156
Actual return on assets.....................................    19,185     48,914
Benefits paid...............................................    (8,857)   (11,280)
                                                              --------   --------
Fair value of assets, end of year...........................  $242,118   $231,790
                                                              ========   ========

     A reconciliation of funded status as of December 31 follows:

                                                                1998        1997
                                                              ---------   ---------
Pension benefit obligation
  Accumulated benefit obligation............................  $ 113,452   $ 111,567
  Projected benefit obligation..............................    114,912     112,487
Market value of assets......................................    242,118     231,790
Funded status...............................................   (127,206)   (119,303)
Unrecognized net transition (asset) obligation..............      6,159       8,725
Unrecognized prior service costs............................     (6,519)       (114)
Unrecognized net gain (loss)................................     73,883      69,830
                                                              ---------   ---------
(Prepaid) pension cost......................................  $ (53,683)  $ (40,861)
                                                              =========   =========

     The weighted-average discount rates for the plans were 7% in 1998 and 1997. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 6% in 1998 and 1997. The expected long-term rates of return on assets was 8% in 1998 and 1997.

                              THE ST. JOE COMPANY

     As discussed in note 3, several of the Company's operations were sold during 1996, which significantly reduced the number of employees covered under the defined benefit plans. The defined benefit plans' assets were not a part of the sales. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a curtailment gain of approximately $3,700 ($500 net of tax). The Company also recognized in 1997 a settlement gain of $2,000 ($200 net of tax) resulting from certain lump-sum distributions paid during the year.

     On February 25, 1997, the Board of Directors approved an interim severance program. The program was available to all employees (including early and regular retirees) who elected to leave employment with the Company prior to May 2, 1997. The Company recognized a curtailment loss of approximately $600 ($100 net of tax)as a result of those who elected early retirement.

     The Company's pension plans are in an overfunded position and with the reduction in employees resulting from the sales of several of the Company's operations, it is unlikely that the overfunding will be realized other than by a plan termination and reversion of excess assets. Accordingly, a 50% excise tax has been included in the tax effects of the prepaid asset as well as the curtailment gain and settlement loss. The Company has no immediate plans to terminate the pension plans and is in the process of evaluating other alternatives.

     Deferred Compensation Plans and ESOP

     The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $951, $963, and $1,081, in 1998, 1997, and 1996, respectively.

     The Company had an Employee Stock Ownership Plan (the ESOP) for the purpose of purchasing stock of the Company for the benefit of qualified employees. On November 21, 1996 the Pension committee of the Board of Directors of the Company voted to terminate the ESOP effective December 31, 1996. Contributions to the ESOP were limited to .5% of compensation of employees covered under the ESOP.

     Stock Based Compensation Plans

     Effective January 6, 1997, the Company granted Mr. Rummell, Chairman and CEO of the Company, 201,861 restricted shares of the Company's common stock. The restricted shares vest in equal installments on the first five anniversaries of the date of grant. The Company recorded deferred compensation of approximately $3,500 for the unamortized portion of this grant as of December 31, 1997. Compensation expense related to this grant totaled approximately $900 each in 1998 and 1997.

     On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 6,030,000 shares. The options are exercisable in equal installments on the first anniversaries of the date of grant and expire generally 10 years after date of grant.

     Stock option activity during the period indicated is as follows:

                                                             NUMBER OF   WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Balance at December 31, 1996...............................         --            --
Granted....................................................  5,643,480        $21.69
                                                             ---------        ------
Balance at December 31, 1997...............................  5,643,480         21.69
Forfeited..................................................   (252,000)        24.10
                                                             ---------        ------
Balance at December 31, 1998...............................  5,391,480        $21.57
                                                             =========        ======

                              THE ST. JOE COMPANY

The options were granted with exercise prices equal to the current market price of the Company's common stock on the date of grant and ranged from $19.14 to $31.83.

     No options were granted during 1998. The per share weighted-average fair value of stock options granted during 1997 was $10.39 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: .8% expected dividend yield, risk-free interest rate of 5.89%, weighted average expected volatility of 23.06% and an expected life of 7.5 years.

     The Company applies APB Opinion No. 25 in accounting for its Incentive Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

        Net income -- pro forma -- $ 22,540 in 1998 and $29,600 in 1997
        Per share -- pro forma -- $.25 and $.24 per basic and diluted share in 1998 and $.32 per basic and diluted share in 1997

     The following table presents information regarding all options outstanding at December 31, 1998.

                      WEIGHTED AVERAGE
     NUMBER OF           REMAINING          RANGE OF      WEIGHTED AVERAGE
OPTIONS OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICES   EXERCISE PRICE
-------------------   ----------------   ---------------  ----------------
     4,422,480           8.1 years       $19.14 - $24.92       $19.46
       969,000           8.8 years       $28.23 - $31.83       $31.25
     ---------
     5,391,480           8.3 years       $19.14 - $31.83       $21.57

     The following table presents information regarding options exerciseable at December 31, 1998:

 NUMBER OF
  OPTIONS         RANGE OF      WEIGHTED AVERAGE
EXERCISEABLE   EXERCISE PRICES   EXERCISE PRICE
------------   ---------------  ----------------
   884,496     $19.14 - $24.92       $19.46
   193,800     $28.23 - $31.83       $31.25
 ---------
 1,078,296     $19.14 - $31.83       $21.57

     On February 24, 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Incentive Plan") whereby awards may be granted to employees and non-employee directors of the Company in the form of restricted shares of Company stock, options to purchase Company stock or stock appreciation rights (SAR's). Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares, options, and stock appreciation rights available for grant under the 1998 Incentive Plan is one million. As of December 31, 1998 SAR's were granted to certain employees and non-employee directors. The Company records compensation expense in the amount by which the quoted market value of the shares covered by the SARs exceeds the SAR grant price over the related service period. SARs outstanding at December 31, 1998 totaled 698.

                              THE ST. JOE COMPANY

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       QUARTERS ENDED
                                                      ------------------------------------------------
                                                      DECEMBER 31    SEPTEMBER 30   JUNE 30   MARCH 31
                                                      ------------   ------------   -------   --------
1998
Total revenues......................................    $138,490       $108,329     $75,406   $69,956
Operating profit....................................       5,615         19,374      15,261     9,258
Net income from continuing operations...............       2,293          9,730       8,455     5,654
Income (loss) from discontinued operations..........       1,779           (493)       (407)    1,827
Net income..........................................       4,072          9,237       8,048     7,481
Earnings per share -- Basic.........................         .05            .10         .09       .08
Earnings per share -- Diluted.......................         .05            .10         .09       .08
1997
Total revenues......................................    $ 70,633       $ 69,231     $80,408   $76,705
Operating profit....................................       6,486         16,788      13,687     8,829
Net income from continuing operations...............       4,704          9,584       9,812     7,300
Income (loss) from discontinued operations..........       2,469           (528)      1,402       710
Net Income..........................................       7,173          9,056      11,214     8,010
Earnings per share -- Basic.........................         .09            .10         .12       .09
Earnings per share -- Diluted.......................         .09            .10         .12       .08

14.  SEGMENT INFORMATION

     The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential real estate, commercial real estate, transportation, forestry, and leisure and resort. Residential real estate services provides complete real estate brokerage services, including asset management, rental, property management, property inspection, mortgage brokerage, relocation and title services. The community residential real estate segment develops and manages residential communities on certain lands owned by the Company. The commercial real estate segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast. Transportation consists of the railroad and trucking operations of FEC and ANRR. The forestry segment's operations produce and sell softwood pulpwood and sawtimber. Leisure and Resort is in the infancy stages of resort development.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company's consolidated income statements and intercompany sales that occurred principally between the Forestry and Transportation segments and discontinued operations in 1996. All other intercompany transactions have been eliminated. The Company evaluates a segment's performance based on EBITDA. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization and is considered a key financial measurement in the industries that the Company operates. EBITDA excludes gains from discontinued operations and gains on sales of non-strategic lands and other assets. The "Other" EBITDA primarily consists of investment income, net of general and administrative expenses.

     The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

                              THE ST. JOE COMPANY

     Information by business segment follows:

                                                        1998         1997         1996
                                                     ----------   ----------   ----------
TOTAL REVENUES:
  Residential real estate services.................  $   79,255   $       --   $       --
  Residential real estate..........................       5,516        4,685       99,434
  Commercial real estate...........................      68,688       65,614       35,096
  Transportation...................................     204,662      194,961      185,484
  Forestry.........................................      33,844       31,700       56,679
  Leisure and resort...............................         216           17           --
                                                     ----------   ----------   ----------
          Total revenues...........................  $  392,181   $  296,977   $  376,693
                                                     ==========   ==========   ==========
EBITDA:
  Residential real estate services.................  $    6,369   $       --   $       --
  Residential real estate..........................      (4,909)       1,161       97,321
  Commercial real estate...........................      29,505       21,403       17,535
  Transportation...................................      60,961       55,856       47,583
  Forestry.........................................      17,088        6,291        5,619
  Leisure and resort...............................        (305)         (18)          --
  Other............................................      21,907       27,754       41,562
                                                     ----------   ----------   ----------
          EBITDA...................................     130,616      112,447      209,620
ADJUSTMENTS TO RECONCILE TO INCOME FROM CONTINUING
  OPERATIONS:
  Depreciation and amortization....................     (38,893)     (28,732)     (27,831)
  Other income (expense)...........................         748        4,446        2,389
  Interest expense.................................        (804)        (389)         435
  Impairment loss..................................     (10,238)          --           --
  Income taxes.....................................     (36,180)     (37,971)     (79,311)
  Minority interest................................     (19,117)     (18,401)     (14,002)
                                                     ----------   ----------   ----------
          Income from continuing operations........  $   26,132   $   31,400   $   91,300
                                                     ==========   ==========   ==========
TOTAL ASSETS:
  Residential real estate services.................  $  128,870   $       --   $       --
  Residential real estate..........................      33,830       10,166       61,541
  Commercial real estate...........................     476,716      434,870      312,258
  Transportation...................................     471,723      433,336      413,100
  Forestry.........................................     137,406      121,758      114,710
  Leisure and resort...............................        (144)       1,711           --
  Unallocated corporate assets (primarily
     investments)..................................     283,554      460,152      820,803
  Discontinued operations..........................      72,318       74,775       72,399
                                                     ----------   ----------   ----------
          Total assets.............................  $1,604,269   $1,536,768   $1,794,811
                                                     ==========   ==========   ==========
CAPITAL EXPENDITURES:
  Residential real estate services.................  $      639   $       --   $       --
  Residential real estate..........................      29,964        1,036        2,672
  Commercial real estate...........................      66,820       45,806       41,036
  Transportation...................................      31,332       13,549       15,800
  Forestry.........................................       3,305        3,156        4,672
  Leisure and resort...............................         342          109           --
  Other............................................       2,677          481        1,018
                                                     ----------   ----------   ----------
          Total capital expenditures...............  $  135,079   $   64,137   $   65,198
                                                     ==========   ==========   ==========

                              THE ST. JOE COMPANY

15.  CONTINGENCIES

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

     The Company is guarantor on two credit obligations entered into by partnerships in which the Company owns equity interests. The maximum amount of the guaranteed debt totals $74,900; the amount outstanding at December 31, 1998 totaled $25,263.

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

     On May 30, 1996 the company sold its linerboard mill and container plants. As part of the sale, the Company remains contingently liable for up to $10,000 relating to On-Site Environmental Liabilities, as defined in the sales agreement, as long as they are discovered within three years of the closing date of the sale and the Company has, except in limited circumstances, received invoices for them within five years of the closing date. The Company has no obligation for costs incurred by the buyer to comply with Title V of the Clean Air Act or the Cluster Rules. On-Site Environmental Liabilities arising from environmental conditions caused from activities both before and after the closing date are to be allocated among the parties based on relative contribution. The agreement provided the exclusive remedy for On-Site Environmental Liabilities which relate to matters within the property lines of real property conveyed under the agreement. The Company's obligation to pay $10,000 for On-Site Environmental Liabilities existing on the closing date is subject to cost-sharing with the buyer according to the following schedule: the first $2,500 by buyer, the next $2,500 by the Company; the next $2,500 by the buyer; the next $2,500 by the company; the next $2,500 by the buyer and the next $5,000 by the Company. The Company also agreed to reimburse up to $1,000 for certain remediation activities at the linerboard mill, if such activities were required under environmental laws under the following schedule: the first $200 by the Company, the next $300 by the buyer, the next $300 by the Company, the next $300 by the buyer, the next $500 by the Company, the next $500 by the buyer with any remaining amounts treated as On-Site Environmental Liabilities.

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

     It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $7,261 and $7,270 as of December 31, 1998 and 1997, respectively.

                          INDEPENDENT AUDITORS' REPORT

                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders
The St. Joe Company:

     Under date of February 23, 1999, we reported on the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in this annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Jacksonville, Florida
February 23, 1999

                              THE ST. JOE COMPANY

                           SCHEDULE II (CONSOLIDATED)
                       VALUATION AND QUALIFYING ACCOUNTS

                                                          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                        ------------------------------------------------
                                                        BALANCE AT   ADDITIONS
                                                        BEGINNING     CHARGED                BALANCE AT
                                                         OF YEAR     TO EXPENSE   PAYMENTS   END OF YEAR
                                                        ----------   ----------   --------   -----------
                                                                     (DOLLARS IN THOUSANDS)
RESERVES INCLUDED IN LIABILITIES
  1998
     Casualty and other reserves......................    21,924        6,223      9,278       18,869
  1997
     Casualty and other reserves......................    25,096        5,316      8,488       21,924
  1996
     Casualty and other reserves......................    13,548       19,698      8,150       25,096

---------------

All periods presented have been restated to exclude discontinued operations.
(a) 1996 additions include $5,272 related to discontinued operations and charged to expense in prior years.

                              THE ST. JOE COMPANY

    SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                         INITIAL COST TO COMPANY                       CARRIED AT CLOSE OF PERIOD
                                  -------------------------------------   -----------------------------------------------------
                                                                              COSTS
                                                                           CAPITALIZED                    BUILDINGS
                                                           BUILDINGS &    SUBSEQUENT TO   LAND & LAND        AND
DESCRIPTION                       ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
-----------                       ------------   -------   ------------   -------------   ------------   ------------   -------
Bay County, Florida
 Land w/Infrastructure..........       0             517         --           10,753         11,270             --       11,270
 Office and Misc. Buildings.....       0               2         --            2,102             --          2,102        2,102
 Timberlands....................       0           4,125         --           14,585         18,710             --       18,710
Brevard County, Florida
 Unimproved Land................       0           9,387         --               --          9,387             --        9,387
Broward County, Florida
 Rail Warehouse.................       0              85         --            1,708            405          1,388        1,793
 Land w/Infrastructure..........       0           5,431         --              370          5,801             --        5,801
 Unimproved Land................       0           2,418         --                1          2,419             --        2,419
 Leasehold improvements.........       0              --        292               --             --            292          292
Calhoun County, Florida
 Timberlands....................       0           1,199         --            4,239          5,438             --        5,438
Dade County, Florida
 Double Front Load Warehouse....       0             972         --            6,176          1,986          5,162        7,148
 Rail Warehouses................       0           4,283         --           25,158          8,119         21,322       29,441
 Office/Showroom/Warehouses.....       0           2,442         --           17,584          5,766         14,260       20,026
 Office/Warehouses..............       0           4,444         --           31,923          9,345         27,022       36,367
 Front Load Warehouses..........       0           4,819         --           26,067          9,782         21,104       30,886
 Office/Service Center..........       0             344         --            3,495            873          2,966        3,839
 Cross Dock.....................       0             137         --            1,018            137          1,018        1,155
 Transit Warehouse..............       0               3         --              217              3            217          220
 Land w/Infrastructure..........       0          25,223         --           10,327         35,550             --       35,550
 Unimproved Land & Misc.
   Assets.......................       0          13,816         --              394         14,210             --       14,210
 Leasehold improvements.........       0              --        228               --             --            228          228
 Construction in Progress.......       0              --         --            6,137             --          6,137        6,137
Duval County, Florida
 Office Buildings...............       0           6,550         --           71,144         12,930         64,764       77,694
 Office/Showroom/Warehouses.....       0           2,931         --           43,329          6,758         39,502       46,260
 Office/Warehouses..............       0           1,806         --            9,935          3,833          7,908       11,741
 Front Load Warehouse...........       0              30         --            2,546            409          2,167        2,576
 Rail Warehouses................       0              36         --            2,865            694          2,207        2,901
 Land w/Infrastructure..........       0           4,504         --            6,163         10,667             --       10,667
 Unimproved Land & Misc.
   Assets.......................       0           6,969        416              991          6,969          1,407        8,376
 City & Residential Lots........       0             351         82               --            351             82          433
 Timberlands....................       0              96         --              340            436             --          436
 Construction in Progress.......       0              --         --           15,927             --         15,927       15,927
Flagler County, Florida
 Unimproved Land................       0           4,403         --               --          4,403             --        4,403
Franklin County, Florida
 Timberlands....................       0           1,306         --            4,618          5,924             --        5,924
Gadsden County, Florida
 Timberlands....................       0           1,504         --            5,317          6,821             --        6,821
Gulf County, Florida
 Misc. Buildings................       0              --        978              157             --          1,135        1,135
 Timberlands....................       0           5,342         --           18,890         24,232             --       24,232
Jefferson County, Florida
 Misc. Buildings................       0              --         --              181             --            181          181
 Timberlands....................       0           2,002         --            7,080          9,082             --        9,082
Leon County, Florida
 Land w/Infrastructure..........       0             603         --            1,878          2,481             --        2,481
 Misc. Buildings................       0              --         --               69             --             69           69
 Timberlands....................       0           1,218         --            4,307          5,525             --        5,525

                                                                   DEPRECIABLE LIFE
                                                                         USED
                                                                    IN CALCULATION
                                                                          IN
                                  ACCUMULATED    DATE CAPITALIZED   LATEST INCOME
DESCRIPTION                       DEPRECIATION     OR ACQUIRED        STATEMENT
-----------                       ------------   ----------------  ----------------
Bay County, Florida
 Land w/Infrastructure..........         13            1998        20 years
 Office and Misc. Buildings.....        463          Various       10 to 30 years
 Timberlands....................        240          Various       20 years
Brevard County, Florida
 Unimproved Land................         --          Various       --
Broward County, Florida
 Rail Warehouse.................        751            1986        3 to 40 years
 Land w/Infrastructure..........          4            1992        3 to 40 years
 Unimproved Land................         --          Various       --
 Leasehold improvements.........         23          Various       Lesser of lease
                                                                   term to 5 years
Calhoun County, Florida
 Timberlands....................         70          Various       20 years
Dade County, Florida
 Double Front Load Warehouse....      1,442            1993        3 to 40 years
 Rail Warehouses................      5,425            1988        3 to 40 years
 Office/Showroom/Warehouses.....      4,850            1988        3 to 40 years
 Office/Warehouses..............      4,791            1990        3 to 40 years
 Front Load Warehouses..........      5,255            1991        3 to 40 years
 Office/Service Center..........        427            1994        3 to 40 years
 Cross Dock.....................        327            1987        3 to 40 years
 Transit Warehouse..............          3          Various       3 to 40 years
 Land w/Infrastructure..........      1,754          Various       3 to 40 years
 Unimproved Land & Misc.
   Assets.......................         --          Various       3 to 40 years
 Leasehold improvements.........         19          Various       Lesser of lease
                                                                   term to 5 years
 Construction in Progress.......         --            1998        --
Duval County, Florida
 Office Buildings...............     11,413            1985        3 to 40 years
 Office/Showroom/Warehouses.....      8,006            1987        3 to 40 years
 Office/Warehouses..............      1,382            1994        3 to 40 years
 Front Load Warehouse...........        101            1998        3 to 40 years
 Rail Warehouses................        118            1998        3 to 40 years
 Land w/Infrastructure..........      1,014            1998        3 to 40 years
 Unimproved Land & Misc.
   Assets.......................        222            1998        5 years
 City & Residential Lots........        132          Various       10 to 20 years
 Timberlands....................          6          Various       20 years
 Construction in Progress.......         --            1998        --
Flagler County, Florida
 Unimproved Land................         --          Various       --
Franklin County, Florida
 Timberlands....................         76          Various       20 years
Gadsden County, Florida
 Timberlands....................         88          Various       20 years
Gulf County, Florida
 Misc. Buildings................        253          Various       10 to 30 years
 Timberlands....................        364          Various       20 years
Jefferson County, Florida
 Misc. Buildings................         --          Various       10 to 30 years
 Timberlands....................        308          Various       20 years
Leon County, Florida
 Land w/Infrastructure..........         17          Various       20 years
 Misc. Buildings................         34          Various       10 to 30 years
 Timberlands....................         71          Various       20 years

                              THE ST. JOE COMPANY

                 SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND
                    ACCUMULATED DEPRECIATION -- (CONTINUED)

                                         INITIAL COST TO COMPANY                       CARRIED AT CLOSE OF PERIOD
                                  -------------------------------------   -----------------------------------------------------
                                                                              COSTS
                                                                           CAPITALIZED                    BUILDINGS
                                                           BUILDINGS &    SUBSEQUENT TO   LAND & LAND        AND
DESCRIPTION                       ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
-----------                       ------------   -------   ------------   -------------   ------------   ------------   -------
Liberty County, Florida
 Misc. Buildings................       0              --         --               73             --             73           73
 Timberlands....................       0           2,385         --            8,436         10,821             --       10,821
Martin County, Florida
 Land w/Infrastructure..........       0           3,638         --            1,514          5,152             --        5,152
 Unimproved Land................       0           1,414         --               --          1,414             --        1,414
Orange County, Florida
 Office Building................       0           1,276         --           12,123          2,274         11,125       13,399
 Office/Showroom/Warehouse......       0           1,543         --            6,006          2,411          5,138        7,549
 Land w/Infrastructure..........       0          17,510         --              844         18,167            187       18,354
 Leasehold improvements.........       0              --         24               --             --             24           24
 Construction in Progress.......       0              --         --            6,521             --          6,521        6,521
Palm Beach County, Florida
 Office/Showroom/Warehouse......       0             217         --            2,880            599          2,498        3,097
 Rail Warehouses................       0             461         --            4,241            557          4,145        4,702
 Cross Docks....................       0             274         --            3,629          1,262          2,641        3,903
 Unimproved Land................       0           2,433         --               --          2,433             --        2,433
 Leasehold improvements.........       0              --        269               --             --            269          269
Seminole County, Florida
 Unimproved Land................       0               2         --               --              2             --            2
 Leasehold improvements.........       0              --         32               --             --             32           32
St. Johns County, Florida
 Land w/Infrastructure..........       0           6,862         --            1,016          7,878             --        7,878
Volusia County, Florida
 Unimproved Land................       0           3,627         --               --          3,627             --        3,627
Wakulla County, Florida
 Misc. Buildings................       0              --         --               71             --             71           71
 Timberlands....................       0           1,238         --            4,380          5,618             --        5,618
Walton County, Florida
 Land w/Infrastructure..........       0              71         --            1,119          1,190             --        1,190
 Timberlands....................       0             466         --            1,647          2,113             --        2,113
Other Florida Counties
 Unimproved Land................       0             747         --               --            747             --          747
 Misc. Land.....................       0           5,552         --            2,217          7,769             41        7,809
 Leasehold improvements.........       0              --        334               --             --            334          334
 Timberlands....................       0             864         --            3,058          3,922             --        3,922
Fulton County, Georgia
 Leasehold improvements.........       0              --         16               --             --             16           16
Other Georgia Counties
 Misc. Buildings................       0              --         --              141             --            141          141
 Timberlands....................       0             897         --            3,176          4,073             --        4,073
Durham County, North Carolina
 Leasehold improvements.........       0              --         23               --             --             23           23
Virginia Cities and Counties
 Leasehold improvements.........       0              --         86               --             --             86           86
White County, Tennessee
 Unimproved Land................       0              36         --               --             36             --           36

                                                                   DEPRECIABLE LIFE
                                                                         USED
                                                                    IN CALCULATION
                                                                          IN
                                  ACCUMULATED    DATE CAPITALIZED   LATEST INCOME
DESCRIPTION                       DEPRECIATION     OR ACQUIRED        STATEMENT
-----------                       ------------   ----------------  ----------------
Liberty County, Florida
 Misc. Buildings................         46          Various       10 to 30 years
 Timberlands....................        139          Various       20 years
Martin County, Florida
 Land w/Infrastructure..........        278          Various       3 to 40 years
 Unimproved Land................         --          Various       --
Orange County, Florida
 Office Building................        394          Various       3 to 40 years
 Office/Showroom/Warehouse......        128          Various       3 to 40 years
 Land w/Infrastructure..........         11         1995, 1998     3 to 40 years
 Leasehold improvements.........          2          Various       Lesser of lease
                                                                   term to 5 years
 Construction in Progress.......         --            1998        --
Palm Beach County, Florida
 Office/Showroom/Warehouse......      1,089          Various       3 to 40 years
 Rail Warehouses................      1,486          Various       3 to 40 years
 Cross Docks....................      1,323          Various       3 to 40 years
 Unimproved Land................         --          Various       --
 Leasehold improvements.........         22          Various       Lesser of lease
                                                                   term to 5 years
Seminole County, Florida
 Unimproved Land................         --          Various       --
 Leasehold improvements.........          3          Various       Lesser of lease
                                                                   term to 5 years
St. Johns County, Florida
 Land w/Infrastructure..........         --          Various       --
Volusia County, Florida
 Unimproved Land................         --          Various       --
Wakulla County, Florida
 Misc. Buildings................         --          Various       --
 Timberlands....................        136          Various       20 years
Walton County, Florida
 Land w/Infrastructure..........         --          Various       --
 Timberlands....................         27          Various       20 years
Other Florida Counties
 Unimproved Land................         --          Various       --
 Misc. Land.....................        147          Various       20 years
 Leasehold improvements.........         26          Various       Lesser of lease
                                                                   term to 5 years
 Timberlands....................         50          Various       20 years
Fulton County, Georgia
 Leasehold improvements.........          1          Various       Lesser of lease
                                                                   term to 5 years
Other Georgia Counties
 Misc. Buildings................         --          Various       --
 Timberlands....................        114          Various       20 years
Durham County, North Carolina
 Leasehold improvements.........          2          Various       Lesser of lease
                                                                   term to 5 years
Virginia Cities and Counties
 Leasehold improvements.........          6          Various       Lesser of lease
                                                                   term to 5 years
White County, Tennessee
 Unimproved Land................         --          Various       --

                              THE ST. JOE COMPANY

                 SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND
                    ACCUMULATED DEPRECIATION -- (CONTINUED)

                                         INITIAL COST TO COMPANY                       CARRIED AT CLOSE OF PERIOD
                                  -------------------------------------   -----------------------------------------------------
                                                                              COSTS
                                                                           CAPITALIZED                    BUILDINGS
                                                           BUILDINGS &    SUBSEQUENT TO   LAND & LAND        AND
DESCRIPTION                       ENCUMBRANCES    LAND     IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
-----------                       ------------   -------   ------------   -------------   ------------   ------------   -------
Harris County, Texas
 Land w/Infrastructure..........       0           1,817         --              352          2,169             --        2,169
 Construction in Progress.......       0              --         --            6,109             --          6,109        6,109
District of Columbia
 Leasehold improvements.........       0              --          4               --             --              4            4
                                       --        -------      -----          -------        -------        -------      -------
      TOTALS....................       0         172,629      2,784          427,543        324,950        278,044      602,994
                                       ==        =======      =====          =======        =======        =======      =======

                                                                   DEPRECIABLE LIFE
                                                                         USED
                                                                    IN CALCULATION
                                                                          IN
                                  ACCUMULATED    DATE CAPITALIZED   LATEST INCOME
DESCRIPTION                       DEPRECIATION     OR ACQUIRED        STATEMENT
-----------                       ------------   ----------------  ----------------
Harris County, Texas
 Land w/Infrastructure..........         --            1998        --
 Construction in Progress.......         --            1998        --
District of Columbia
 Leasehold improvements.........          1          Various       Lesser of lease
                                                                   term to 5 years
                                     ------
      TOTALS....................     54,893
                                     ======

---------------

Notes:

(A) The aggregate cost of real estate owned at December 31, 1998 for federal income tax purposes is approximately $442,852,000.
(B) Reconciliation of real estate owned (in thousands of dollars):

                                  1998       1997       1996
                                --------   --------   --------
Balance at Beginning of
 Year.........................  $507,779   $474,438   $403,974
Amounts Capitalized...........   109,915     50,410     75,832
Amounts Retired or Adjusted...   (14,700)   (17,069)    (5,368)
Balance at Close of Period....  $602,994   $507,779   $474,438

(C) Reconciliation of accumulated depreciation (in thousands of dollars):

                                  1998       1997       1996
                                --------   --------   --------
Balance at Beginning of
 Year.........................  $ 42,343   $ 36,025   $ 28,383
Depreciation Expense..........    12,784      8,878      7,710
Amounts Retired or Adjusted...      (234)    (2,560)       (68)
Balance at Close of Period....  $ 54,893   $ 42,343   $ 36,025

(D) The timberland properties have been included as investment properties and prior year amounts have been reclassified to conform to this presentation.