Form 10-Q
period 1999-03-31
ST JOE CO
filed 1999-05-13
CIK 745308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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
YES  X    NO
   -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1999, there were 88,025,421 shares of common stock, no par value, issued and outstanding, with an additional 3,772,390 shares issued and held in treasury.

                              THE ST. JOE COMPANY
                                     INDEX

                                                                Page No.

PART I  Financial Information:

        Consolidated Balance Sheets-
        March 31, 1999 and December 31, 1998                          3

        Consolidated Statements of Income -
        Three months ended March 31, 1999 and 1998                    4

        Consolidated Statements of Cash Flows-
        Three months ended March 31, 1999 and 1998                    5

        Notes to Consolidated Financial Statements                    6

        Management's Discussion and Analysis of
        Consolidated Financial Condition and
        Results of Operations                                        10

PART II Other Information

        Exhibits and Reports on Form 8-K                             18

                              THE ST. JOE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                               March 31,         December 31,
                                                                 1999               1998
                                                              -----------        ------------
                                                              (Unaudited)
                          ASSETS
Current assets:
  Cash & cash equivalents                                     $   233,458         $    39,108
  Short-term investments                                           60,146              65,285
  Accounts receivable                                              35,412              38,691
  Inventory                                                        10,499              11,006
  Other assets                                                     12,913              13,234
                                                              -----------         -----------
    Total current assets                                          352,428             167,324

Investments & other assets:
  Marketable securities                                           169,125             201,002
  Investment in unconsolidated affiliates                          63,604              70,235
  Prepaid pension asset                                            56,344              53,683
  Goodwill                                                        122,848             123,389
  Other assets                                                     13,697               9,301
  Net assets of discontinued operations                            31,051              72,318
                                                              -----------         -----------
    Total investment and other assets                             456,669             529,928

Investment in real estate                                         551,886             548,101
Property, plant & equipment, net                                  367,856             358,916

                                                              -----------         -----------
Total assets                                                  $ 1,728,839         $ 1,604,269
                                                              ===========         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $    24,477         $    26,497
  Accrued liabilities                                              73,243              41,961
  Current portion of long-term debt                                53,648              24,953
                                                              -----------         -----------
    Total current liabilities                                     151,368              93,411

Reserves and other liabilities                                     19,219              11,946
Deferred income taxes                                             318,037             289,359
Long-term debt                                                      9,474               9,947
                                                              -----------         -----------
    Total liabilities                                             498,098             404,663

Minority interest in consolidated subsidiaries                    322,855             316,309

Stockholders' equity:
  Common stock, no par value; 180,000,000 shares
  authorized; 91,797,811 and 91,697,811 shares
   issued, respectively                                                --                  --
  Additional paid-in capital                                       15,428              13,054
  Accumulated other comprehensive income                           88,382              88,200
  Retained earnings                                               891,526             839,227
  Restricted stock deferred compensation                           (4,484)             (2,604)
  Treasury stock, 3,772,390 and 2,543,590 shares,
   respectively, at cost                                          (82,966)            (54,580)
                                                              -----------         -----------
    Total stockholders' equity                                    907,886             883,297

                                                              -----------         -----------
Total liabilities and stockholders' equity                    $ 1,728,839         $ 1,604,269
                                                              ===========         ===========

                              THE ST. JOE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                    Three Months
                                                                   Ended March 31
                                                              ------------------------
                                                                1999             1998
                                                              --------         -------
Total revenues                                                $181,985         $69,956
                                                              --------         -------

Expenses:
 Operating expenses                                            144,080          49,446
 Corporate expense, net                                          2,612           2,735
 Depreciation and amortization                                  11,113           8,517
                                                              --------         -------
   Total expenses                                              157,805          60,698
                                                              --------         -------

      Operating profit                                          24,180           9,258
                                                              --------         -------

Other income (expense):
 Investment income                                               3,056           5,818
 Other, net                                                      2,008           2,300
                                                              --------         -------
   Total other income (expense)                                  5,064           8,118
                                                              --------         -------

Income from continuing operations before income taxes
 and minority interest                                          29,244          17,376
Income tax expense                                              12,399           7,957
Minority interest                                                7,311           3,765
                                                              --------         -------
Income from continuing operations                                9,534           5,654

Income from discontinued operations:
 Earnings from discontinued operations, net of income
  taxes of $1,088 and $1,147, respectively                       1,730           1,827
 Gain on sale of discontinued operations, net of income
  taxes of $29,031                                              42,800              --
                                                              --------         -------
      Net income                                              $ 54,064         $ 7,481
                                                              ========         =======

EARNINGS PER SHARE
Basic:
 Income from continuing operations                            $   0.11         $  0.06
 Earnings from discontinued operations                            0.02            0.02
 Gain on sale of discontinued operations                          0.48              --
                                                              --------         -------

  Net income                                                  $   0.61         $  0.08
                                                              ========         =======

Diluted:
 Income from continuing operations                            $   0.11         $  0.06
 Earnings from discontinued operations                            0.02            0.02
 Gain on sale of discontinued operations                          0.48              --
                                                              --------         -------

  Net income                                                  $   0.61         $  0.08
                                                              ========         =======

                              THE ST. JOE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                  Three Months
                                                                                 Ended March 31
                                                                          --------------------------
                                                                             1999             1998
                                                                          ---------        ---------
Cash flows from operating activities:
 Net income                                                               $  54,064        $   7,481
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                              11,113            8,517
  Minority interest                                                           7,311            3,765
  Deferred income tax (benefit) expense                                      (1,716)           2,822
  Equity in earnings of unconsolidated affiliates                            (5,928)              --
  Gain on sales of investment properties                                    (11,316)              --
  Gain on sales of investments and other assets                                (651)            (315)
  Gain on sale of discontinued operations, net of taxes                     (42,800)              --
  Purchases and sales of trading investments, net                            (8,345)              --
  Changes in operating assets and liabilities:
   Accounts receivable                                                        3,279            4,456
   Inventory                                                                    507              336
   Prepaid pension and other assets                                          (6,736)          (8,402)
   Accounts payable, accrued liabilities, reserves and
    other liabilities                                                        10,717            7,366
   Discontinued operations operating activities                              (3,226)          (6,807)
                                                                          ---------        ---------
Net cash provided by operating activities                                     6,273           19,219

Cash flows from investing activities:
 Purchases of property, plant and equipment and real estate                 (68,998)         (18,146)
 Purchases of available-for-sale investments                                (37,328)         (38,595)
 Investments in unconsolidated affiliates                                    (4,218)         (14,689)
 Proceeds from sale of discontinued operations, net                         150,682               --
 Maturities and redemptions of available-for-sale investments                83,247           43,459
 Proceeds from sales of investment properties                                50,404              376
 Distributions from unconsolidated affiliates                                16,707               --
                                                                          ---------        ---------
Net cash provided by (used in) investing activities                         190,496          (27,595)

Cash flows from financing activities:
 Proceeds from borrowings, net of repayments                                 28,222               --
 Dividends paid to stockholders                                              (1,765)          (1,834)
 Dividends paid to minority interest                                           (490)            (417)
 Purchase of treasury stock                                                 (28,386)              --
                                                                          ---------        ---------
Net cash used in financing activities                                        (2,419)          (2,251)

Net increase (decrease) in cash and cash equivalents                        194,350          (10,627)
Cash and cash equivalents at beginning of period                             39,108          158,568
                                                                          --------------------------
Cash and cash equivalents at end of period                                $ 233,458        $ 147,941
                                                                          ==========================

Supplemental disclosure of cash flow information:
 Interest paid                                                            $      89        $      86
                                                                          =========        =========
 Income taxes paid                                                        $      43        $      11
                                                                          =========        =========

                              THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (Dollars in thousands except share data)


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1998 amounts have been made to be consistent with current year reporting.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase 734,634 shares and 2,048,800 shares of common stock for the three months ended March 31, 1999 and 1998, respectively, have been exercised using the treasury stock method. In August 1998, the Company's Board of Directors authorized $150,000 for the repurchase of the Company's outstanding common stock on the open market. As of March 31, 1999, the Company had repurchased 3,772,390 shares. Weighted average basic and diluted shares, taking into consideration the options used in calculating EPS and shares repurchased for each of the periods presented are as follows:

                                                   1999                1998
                                                   ----                ----
                         Basic                     88,546,029          91,697,811
                         Diluted                   89,280,663          93,746,611

Comprehensive Income

         The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale. For the three months ended March 31, 1999 and 1998, total comprehensive income was $54,246 and $18,148, respectively.

3.       DISCONTINUED OPERATIONS

         On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that Talisman Sugar Corporation ("Talisman"), a wholly owned subsidiary of St. Joe, owns or leases for $133,500 in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999, Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Agreement allows Talisman to exit the sugar business. Talisman assigned its right to farm the land to the

Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19,000.

         Talisman retains ownership of the sugar mill and is presently evaluating the best manner to dispose of the mill. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5,000 of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $500 of the cleanup. Talisman will be responsible for the next $4,500, thereafter the parties shall share the costs equally. In addition, approximately $1,700 is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow. The Company recognized $42,800 in gain, net of taxes, on the combined sale of the land and farming rights. Included in current and noncurrent liabilities were $26,049 of reserves for severance costs, environmental issues and closing costs related to the transaction.

         The Company has reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman were $17,166 and $25,300 for the three months ended March 31, 1999 and 1998, respectively. Net income for Talisman, excluding the gain on sale of the land and farming rights, was $1,730 and $1,827 for the three months ended March 31, 1999 and 1998, respectively.

4.       BORROWINGS

         Borrowings consisted of the following:

                                                                       March 31, 1999     December 31, 1998
                                                                       --------------     -----------------
  Revolving line-of-credit, secured by marketable securities                 $ 25,000              $     --
  Notes payable to former owners of businesses acquired                        17,010                17,010
  Revolving credit agreement, secured by restricted
     short-term investments                                                    17,000                17,000
  Revolving line-of-credit, unsecured                                           3,000                    --
  Various secured and unsecured notes payable                                   2,121                 2,131
  Less: discounts on non-interest bearing notes payable                       (1,009)               (1,241)
                                                                             --------              --------
       Net borrowings                                                          63,122                34,900
  Less: current portion                                                        53,648                24,953
                                                                             --------              --------
       Total long-term debt                                                    $9,474                $9,947
                                                                             ========              ========

         In March 1999, the Company entered into a revolving line-of-credit for up to $65,000 secured by certain marketable securities. The line matures in January of 2000 and bears interest at LIBOR plus 50 basis points. The line's outstanding balance cannot exceed 50% of the market value of the securities, which was $144,794 as of March 31, 1999.

         In February 1999, the Company entered into an unsecured line-of-credit for up to $35,000. In May 1999, the Company replaced this line-of-credit with a $75,000 unsecured line-of-credit which matures in February 2000 and bears interest at LIBOR plus 75 basis points. Under the terms of the revolving note agreement, the Company must maintain a ratio of total liabilities to stockholders' equity of not more than 1.0 to 1.0.

5.       SEGMENT INFORMATION

         The Company conducts primarily all of its business in five reportable operating segments, which are residential real estate services, community residential real estate, commercial real estate, forestry and transportation. Intercompany transactions have been eliminated. The Company evaluates a segment's performance based on EBITDA. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, and is net of the effects of minority interests. EBITDA also excludes gains from discontinued operations and gains (losses) on sales of nonoperating assets. EBITDA is considered a key financial measurement in the industries that the Company operates. Other primarily consists of investment income, net of corporate general and administrative expenses. Also, included in other is an investment in an unconsolidated affiliate that was previously classified in the leisure and resort segment. The Company's leisure and resort operations are no longer considered a separate business unit of the Company. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.


     Information by business segment follows:

                                                                             1999              1998
                                                                           ---------         ---------
Total Revenues:
  Residential real estate services                                         $  41,404         $      --
  Community residential real estate                                            5,875               383
  Commercial real estate                                                      80,960             9,692
  Forestry                                                                     6,929            10,536
  Transportation                                                              47,933            49,307
  Other                                                                       (1,116)               38
                                                                           ---------         ---------
    Total revenues                                                         $ 181,985         $  69,956
                                                                           ---------         ---------
EBITDA:
  Residential real estate services                                         $     180         $      --
  Community residential real estate                                            1,541              (868)
  Commercial real estate                                                      14,064             2,203
  Forestry                                                                     3,309             4,866
  Transportation                                                               6,536             7,708
  Other                                                                         (373)            2,414
                                                                           ---------         ---------
    EBITDA                                                                 $  25,257         $  16,323

Adjustments to reconcile to income from continuing operations:
  Depreciation and amortization                                            $ (11,113)        $  (8,517)
  Other income (expense)                                                          33               315
  Interest expense                                                              (248)              (86)
  Income taxes                                                               (12,399)           (7,957)
  Effects of minority interests on noncash charges                             8,004             5,576
                                                                           ---------         ---------
    Income from continuing operations                                      $   9,534         $   5,654
                                                                          ==========         =========

         There was no material change in any segment's total assets except as it relates to the sale of discontinued operations, see note 3.

6.       CONTINGENCIES

         The Company and its affiliates are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         The Company has retained certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees.

         The Company is guarantor on three credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $94,650; the amount outstanding at March 31, 1999 totaled $35,102.

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

         The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $11,583 and $7,261 as of March 31, 1999 and December 31, 1998, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such forward-looking information includes, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause such differences include but are not limited to contractual relationships, industry competition, regulatory developments, natural events such as weather conditions, floods and earthquakes, forest fires, the effects of adverse general economic conditions, changes in the real estate markets and interest rates, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation. See the information set forth herein in the section entitled "Year 2000 Compliance".

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

OVERVIEW

         The St Joe Company (herein referred to as "St. Joe" or the "Company") is a diversified company engaged in the real estate, forestry and transportation industries. During the fourth quarter of 1998, the Company began treating its sugar operations as a discontinued operation for accounting purposes.

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

         Consistent with the Company's plans to extract value from its non-strategic assets, in March 1999, the Company announced its intentions to sell approximately 800,000 acres of its timberlands and an auction process is underway to sell the first 100,000 acres. The sale of additional parcels, expected to be approximately 100,000 acres each, will be grouped, sized and timed in order to seek maximum value. A study commissioned by the Company has identified these timberlands as having little real estate development potential in the next 15 to 20 years. No assurance can be given that any of the property can be sold at an acceptable price within an acceptable time period.

DISCONTINUED OPERATIONS

         On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that Talisman Sugar Corporation ("Talisman"), a wholly owned subsidiary of St. Joe, owns or leases for $133.5 million in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999, Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Agreement allows Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19.0 million.

         Talisman retains ownership of the sugar mill and is presently evaluating the best manner to dispose of the mill. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use its funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

         In addition, approximately $1.7 million is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

         The Company recognized $42.8 million in gain, net of taxes, on the combined sale of the land and farming rights.

RECENT EVENTS

         In April 1999, the Company acquired all outstanding stock of Saussy Burbank, Inc. ("Saussy Burbank"), a homebuilder located in Charlotte, North Carolina, for $14.6 million in cash. Saussy Burbank builds approximately 300 homes a year and has operations in the greater Charlotte, Raleigh and Asheville market areas. Saussy Burbank will be integrated with the Company's community residential real estate operations.

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31

CONSOLIDATED RESULTS

         Total revenues increased 160% to $182.0 million for the first quarter of 1999 as compared to $70.0 million in the first quarter of 1998. The residential real estate services contributed $41.4 million in revenues as a result of the July 1998 acquisition of Arvida Realty Services ("ARS"). The community residential real estate segment recorded $5.9 million in revenues; an increase of $5.5 million during the first quarter of 1999 as a result of increases in equity in earnings of unconsolidated affiliates. The commercial real estate segment also reported an increase in revenue of $71.3 million to $81.0 million, primarily related to the sale of two industrial parks located in south Florida and income from the Advantis service businesses. The forestry segment reported revenues of $6.9 million, a decrease of $3.6 million during the first quarter of 1999 as compared to the first quarter of 1998. The transportation segment contributed $47.9 million in revenues, a decrease of $1.4 million. Losses of $1.1 million were recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment.

         Operating expenses totaled approximately $144.1 million, an increase of $94.7 million, or 192%, for the first quarter of 1999 as compared to $49.4 million for the first quarter of 1998. The residential real estate services contributed $41.5 million in costs as a result of the ARS acquisition. The community residential real estate segment recorded $4.8 million in operating expenses, an increase of $3.5 million during the first quarter of 1999. The commercial real estate segment also reported an increase in operating expenses of $53.1 million to $58.2 million, primarily related to the costs of sales of the two industrial parks located in south Florida and expenses associated with the Advantis service businesses. The forestry segment reported operating expenses of $4.2 million, a decrease of $1.9 million during the first quarter of 1999 as compared to the first quarter of 1998. The transportation segment contributed $35.4 million in costs, a decrease of $1.6 million.

         Corporate expense decreased 4% from $2.7 million to $2.6 million. Corporate expense included prepaid pension income of $2.7, an increase of $0.4 for the first quarter of 1999 as compared to the first quarter of 1998. This increase in income was offset by higher corporate general and administrative expenses of $0.3 million.

         Depreciation and amortization totaled $11.1 million, an increase of $2.6 million, or 31% primarily due to additional goodwill amortization related to the acquisitions of ARS and the Advantis businesses.

         Other income (expense) decreased $3.1 million, or 38% in the first quarter due to substantially lower interest income. As a result of recent acquisitions and the utilization of cash to continue the repurchase of the Company's outstanding common stock, average balances of invested cash were substantially lower in the first quarter of 1999.

         Income tax expense on continuing operations totaled $12.4 million for the first quarter of 1999 as compared to $8.0 million for the first quarter of 1998. The effective tax rate was 42.4% for 1999 as compared to 45.8% for 1998. These rates exceed statutory rates primarily because of the 50% excise tax on prepaid pension costs.

         Income from discontinued operations includes the $42.8 million gain, net of tax, on the sale of Talisman's land and farming rights. Net earnings from discontinued operations totaled $1.7 million for the first quarter of 1999 as compared to $1.8 million in the first quarter of 1998.

         Net income for the first quarter of 1999 was $54.1 million or $0.61 per diluted share as compared to $7.5 million or $0.08 per diluted share for the first quarter of 1998.

RESIDENTIAL REAL ESTATE SERVICES

                                                    Three months ended
                                                         March 31
                                                    ------------------
                                                       1999       1998
                                                    --------      ----
Revenues                                             $  41.4       --
Operating expenses                                      41.5       --
Depreciation and amortization                            1.3       --
Other income (expense)                                   0.1       --
Pretax income from continuing operations                (1.3)      --
EBITDA                                                   0.2       --

         On July 31, 1998, the Company completed the acquisition of its residential real estate services company, ARS. ARS provides a complete array of real estate brokerage services, including residential real estate sales, relocation and referral, asset management, mortgage and title services, annual and seasonal rentals and international real estate marketing. The operations of ARS are seasonal with the volume of transactions increasing in the spring and summer due to housing relocations.

         Realty brokerage revenues in the first quarter of 1999 were attributable to 6,319 closed units representing $1.2 billion of sales volume. The average home sales price for the first quarter of 1999 increased to $185,000 as compared to $177,000 for the same period in 1998.

         Operating expenses of $41.5 million represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations. Included in operating expenses for the first quarter were $2.2 million of conversion expenses related to the operation's name change from Prudential Florida Realty to ARS.

COMMUNITY RESIDENTIAL REAL ESTATE

                                            Three months ended
                                                  March 31
                                            ------------------
                                            1999          1998
                                            -----        -----
Revenues                                    $ 5.9        $ 0.4
Operating expenses                            4.8          1.3
Depreciation and amortization                  --           --
Other income (expense)                        0.1           --
Pretax income from continuing operations      1.2         (0.9)
EBITDA                                        1.5         (0.9)

         The Company's community residential real estate operations currently consist of community development through its 74% ownership of St. Joe/Arvida Company, L.P. and its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB"). The investment in Arvida/JMB occurred in late December 1998. Arvida/JMB is recorded on the equity method of accounting for investments.

         Between these two partnerships, Arvida manages a total of 23 communities in various stages of planning and development. During this quarter, home sales began at James Island, a new 194-acre community in Jacksonville. Forty homes are now under contract. During the second quarter, the first 35 lots are expected to go on sale at The Retreat in Walton County, Florida. Plans for this beach club resort community include 90 single-family housing units on 76 acres. Lot prices are expected to range from the $100,000's to near $1 million.

         Real estate sales totaled $1.6 million with related costs of sales of $0.7 million. Sales this quarter included housing and lot sales in the Summerwood and Deerwood developments in west Florida. However, the majority of the revenue increase related to the Company's equity in earnings of Arvida/JMB that totaled $4.2 million. Revenues of $0.1 million were also generated from management fees and rental income during the first quarter of 1999.

         Total revenues from real estate sales and management fees totaled only $0.4 million in 1998 but activity has increased significantly from a year ago. There were a minimal number of projects under development at March 31, 1998 as compared to the 23 communities in various stages of development at March 31, 1999.

         This level of activity has also impacted operating expenses for the segment which increased to $4.8 million, including the $0.7 million of costs of sales, for the first quarter compared to $1.3 million in the first quarter of 1998 due to predevelopment costs related to the Company's community development.

COMMERCIAL REAL ESTATE


                                                    Three months ended
                                                         March 31
                                                    ------------------
                                                     1999         1998
                                                    ------        ----
Revenues                                             $81.0        $9.7
Operating expenses                                    58.2         5.1
Depreciation and amortization                          3.7         2.7
Other income (expense)                                (0.1)        1.2
Pretax income from continuing operations              19.0         3.1
EBITDA                                                14.1         2.2

         Operations of the commercial real estate segment include the development of St. Joe properties, development and management of the Gran Central Corporation ("Gran Central") real estate portfolio, the Advantis service businesses and investments in affiliates to develop properties throughout the southeast. The Company owns 54% of Florida East Coast Industries, Inc. ("FECI") and Gran Central is the wholly owned real estate subsidiary of FECI.

         In September 1998, the Company acquired Goodman, Segar, Hogan, Hoffler, L.P. and in December 1998, the Company acquired the assets of Florida Real Estate Advisors, Inc. These commercial real estate services businesses have been combined and are doing business under the name Advantis.

         In the first quarter of 1999, Gran Central sold real estate properties for $50.4 million. The majority of the revenues were from the sale of two industrial parks, Gran Park at McCahill and Gran Park at Lewis Terminals, which resulted in a pre-tax gain of $10.4 million ($5.6 million, net of the effect of FECI's minority interest). These south Florida parks consisted of 10 buildings with 1.2 million square feet. As of March 31, 1999, there were 56 operating buildings with 5.0 million total rentable square feet. Approximately 1.8 million square feet of office and industrial space is under construction as of March 31, 1999. Additionally, approximately 0.7 million square feet is in the predevelopment stage and the Company is expected to commence construction on these properties in the second quarter of 1999.

         Advantis contributed $14.2 million of brokerage, property management and construction revenues for the first quarter of 1999. Advantis brokered over 400 leasing and investment sales transactions valued at $404 million during the quarter and managed a portfolio of properties with approximately 20 million square feet of space.

         Rental revenues increased to $13.5 million, from $9.7 million in the first quarter of 1998, a 39% improvement. The increase in rental revenue was primarily comprised of increases on same store properties, $0.8 million caused by increased rental rates and $0.8 million caused by increases in occupancy. Occupancy on same-store properties rose from 87% on March 31, 1998 to 91% at the end of the quarter. Rental revenues increased $1.6 million due to new buildings placed in service since the first quarter of 1998. Also, an annual adjustment to rent recoverable from tenants resulted in an increase in revenues of approximately $0.6 million for the first quarter of 1999.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $2.9 million to the commercial real estate segment's revenues during the first quarter. Land sales from the Company's investment in the Deerfield Park, L.L.C. venture resulted in earnings to the Company of $2.8 million, which comprise 97% of such revenues during the quarter.

         Operating expenses in the commercial real estate segment increased $53.1 million resulting from $39.1 million in costs of real estate sales, $13.6 million in Advantis expenses and $0.4 million in increased costs related to operating properties. Advantis expenses include commissions paid to brokers, property management expenses and construction costs.

         Depreciation and amortization rose by $1.0 million and is attributable to goodwill amortization as a result of the acquisitions of the Advantis businesses.

         Other income (expense) decreased by $1.3 in 1999, as compared to 1998, due to the realized gains on the sale of certain marketable securities in 1998.

         EBITDA totaled $14.1 million for the first quarter of 1999 and was comprised of $6.1 million from sales of real estate, $4.3 million from rental operations, $3.1 million from earnings on investments in real estate developments and affiliates, $1.2 million from Advantis and $(0.6) million in administrative expenses.

FORESTRY

                                                    Three months ended
                                                         March 31
                                                    ------------------
                                                      1999       1998
                                                    ------       -----
Revenues                                              $6.9       $10.5
Operating expenses                                     4.2         6.1
Depreciation and amortization                          0.6         0.6
Other income (expense)                                 0.7         0.5
Pretax income from continuing operations               2.8         4.3
EBITDA                                                 3.3         4.9

         Total revenues for the forestry segment decreased $3.6 million, or 34% in the first quarter of 1999 due to a reduction in timber sales. Total sales to Florida Coast Paper Company, L.L.C. ("FCP"), the Company's major pulpwood customer, were $4.3 million (140,000 tons) in 1999 as compared to $6.2 million (225,000 tons) in 1998. Since August of 1998 the FCP mill has been shutdown and recently filed for Chapter 11 bankruptcy protection. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company has been redirecting the volumes of pulpwood from the FCP mill in Port St. Joe, Florida, to another mill. Sales to other customers decreased to $2.5 million (107,000 tons) from $4.3 million (150,000 tons) a year ago. The decrease in sales to other customers is the result of the Company conducting several lump sum bid timber sales during the first quarter of 1998 to take advantage of favorable market conditions. Revenues also include bulk land sales of $0.1 million during the first quarter of 1999; there were no bulk land sales in 1998. The average sales price of timber sold held constant at approximately $28 per ton in comparing the first quarter of 1999 to the first quarter of 1998.

         Operating expenses for the quarter decreased $1.9 million, or 31% compared to 1997 due to reduced harvest volumes. Cost of sales as a percentage of sales were lower in 1998 as compared to 1999 because the lump sum bid timber sales in 1998 caused increased sales of wood without cut and haul expenses. Also contributing to the decrease in expenses when comparing the first quarter of 1999 with the first quarter of 1998 was a nonrecurring payment of $0.4 made in 1998 for the settlement of property tax litigation.

TRANSPORTATION

                                                    Three months ended
                                                         March 31
                                                    ------------------
                                                     1999        1998
                                                    ------       -----
Revenues                                             $47.9       $49.3
Operating expenses                                    35.4        37.0
Depreciation and amortization                          4.8         4.5
Other income (expense)                                  --         0.3
Pretax income from continuing operations               7.7         8.1
EBITDA                                                 6.5         7.7

         Total Florida East Coast Railway ("FEC") transportation operating revenues held relatively constant at $46.7 million for the first quarter of 1999 as compared to $46.8 million in the first quarter of 1998. The Florida economy has continued to be robust with increases in carload traffic offsetting decreases in intermodal traffic. Aggregate traffic increased 14%, automotive traffic increased by 6%, and all other carload traffic increased 15% in the first quarter of 1999, as compared to the same period for 1998. Intermodal traffic declined 14% which is attributable to a decision by one of FEC's connecting carriers to stop marketing intermodal service to certain terminals.

         Apalachicola Northern Railroad Company ("ANRR") operating revenues were $1.2 million reflecting a decrease in revenues of $1.3 million, or 52%, due to the lawsuit with ANRR's largest customer, Seminole Electric Cooperative, Inc. ("Seminole"). Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe,

Florida to Chattahoochee, Florida. ANRR has fully performed its obligations under the contract and is prepared to complete the contract term, which continues until November 2004. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic, but the railroad intends to operate a minimal schedule sufficient to provide service to existing customers.

         FEC's operating expenses decreased $1.4 million due to a reduction in the costs of employee medical plans, injury claims and fuel costs. ANRR's operating expenses decreased $0.2 million commensurate with the reduction in their workforce and traffic.

FINANCIAL POSITION

         In August 1998, the Company's Board of Directors authorized $150 million for the repurchase of the Company's outstanding common stock on the open market. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. As of March 31, 1999 the Company had repurchased 3,772,390 shares of its common stock at a cumulative cost of $83.0 million, with $28.4 million expended during the first quarter of 1999.

         For the quarter ended March 31, 1999, cash provided by operations decreased by $12.9 million, as compared to the first quarter of 1998, to $6.3 million, partially caused by FECI's net purchases of trading investments.

         During the quarter, the Company received $152.5 million, net of closing costs of $1.8 million, from the proceeds of the sale of the Talisman land and farming rights. Significant proceeds from investing activities were also received from the sales of Gran Central's industrial parks and investment securities. These proceeds will be reinvested into the Company's real estate operations. Capital expenditures totaled $69.0 million for the first quarter of 1999.

         The Company utilized borrowings from its secured and unsecured lines-of-credit to continue its repurchase of the Company's outstanding common stock and for other working capital purposes. These credit facilities give the Company the ability to borrow up to $100 million ($140 million as of May 1999), see note 4 in the notes to consolidated financial statements.

         Management believes that its financial condition is strong and that its cash, investments, other liquid assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses including the continued investment in real estate developments.

YEAR 2000 COMPLIANCE

         The Company has created a Year 2000 Project Team to address potential problems within the Company's operations that could result from the century change in the Year 2000. The project team is led by the Senior Vice President of Finance and Planning and consists of representatives of the Company's Information Systems Departments or financial departments for each subsidiary, and has access to key associates in all areas of the Company's operations. The project team has used and continues to use outside consultants on an as-needed basis.

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

         Excluding the Company's FECI subsidiary, which is discussed separately below, management believes that the five phases are currently approximately 100%, 90%, 75%, 70% and 60% complete, and that all critical systems will be Year 2000 ready by the end of 1999.

         The Company expects to spend up to $1.0 million to address and modify Year 2000 problems, excluding FECI. Approximately $0.3 million has been spent by the Company through March 31, 1999.

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

         Should the Company or a third party with whom the Company deals have a systems failure due to the century change, the Company believes that the most significant impact would likely be the inability to timely process its payments for services and receipts of revenues. The Company does not expect any such impact to be material to its operations.

         The Company is in the process of developing contingency plans for Year 2000 matters. These plans include identification of and communications with, mission critical vendors, suppliers, service providers and customers. These plans also include preparations for the Year 2000 event as well as for the potential problems that could occur with major suppliers or customers of the Company that could impact Company operations. These plans are expected to be complete by September 1999.

         The Company has been advised by FECI that its Year 2000 Project efforts are proceeding on schedule and it anticipates that all "mission critical" systems should be Year 2000 capable by the third quarter of 1999.

         FECI expects to spend approximately $9.3 million for its Year 2000 effort of which $5.0 million has been expended through March 31, 1999. FECI has informed St. Joe that the Year 2000 problem is not expected to materially affect its day-to-day operations, nor will it adversely affect its financial position, results of operations or liquidity. FECI has informed St. Joe that it believes its Year 2000 planning effort is adequate to address all major risks. FECI has implemented reasonable measures, engaged experienced Year 2000 consultants and personnel, and established a high level of awareness concerning Year 2000 issues. FECI believes that it has provided an environment, which will enable it to adequately review and update its systems to become Year 2000 ready by the end of 1999.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
          3.01    Exchange and Purchase and Sale Agreement by and among The South Florida Water Management
                  District; United States Sugar Corporation; Okeelanta Corporation, South Florida Industries,
                  Inc. and Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida; Talisman
                  Sugar Corporation and The St. Joe Company; The United States Department of the Interior; and
                  The Nature Conservancy dated March 25, 1999

         27.01    Financial Data Schedule (for SEC use only)

         99.01    Supplemental Calculation of Selected Consolidated Financial Data

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         The St Joe Company



Date: May 13, 1999                       \Peter S. Rummell\
                                         -------------------------------------
                                         Peter S. Rummell
                                         Chairman of the Board and
                                         Chief Executive Officer



Date: May 13, 1999                       \Kevin M. Twomey\
                                         -------------------------------------
                                         Kevin M. Twomey
                                         President and Chief Financial Officer



Date: May 13, 1999                       \Michael N. Regan\
                                         -------------------------------------
                                         Michael N. Regan
                                         Senior Vice President, Finance and
                                           Planning



Date: May 13, 1999                       \Janna L. Connolly\
                                         -------------------------------------
                                         Janna L. Connolly
                                         Controller