Form 10-Q
period 1999-06-30
ST JOE CO
filed 1999-08-13
CIK 745308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

As of June 30, 1999, there were 87,645,021 shares of common stock, no par value, issued and outstanding, with an additional 4,152,790 shares issued and held in treasury.

                              THE ST. JOE COMPANY
                                     INDEX

                                                                   Page No.
PART I Financial Information:

         Consolidated Balance Sheets-
         June 30, 1999 and December 31, 1998                           3

         Consolidated Statements of Income -
         Three months and six months ended                             4
         June 30, 1999 and 1998

         Consolidated Statements of Cash Flows-
         Six months ended June 30, 1999 and 1998                       5

         Notes to Consolidated Financial Statements                    6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                         10

PART II   Other Information

         Exhibits and Reports on Form 8-K                              18

                              THE ST. JOE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)



                                                         June 30,          December 31,
                                                           1999                1998
                                                        -----------        ------------
                                                        (Unaudited)
                          ASSETS

Current assets:
  Cash & cash equivalents                               $   204,002        $    39,108
  Short-term investments                                     65,132             65,285
  Accounts receivable                                        34,022             38,691
  Inventory                                                   7,566             11,006
  Other assets                                               13,673             13,234
                                                        -----------        -----------
    Total current assets                                    324,395            167,324

Investments & other assets:
  Marketable securities                                     162,211            201,002
  Investment in unconsolidated affiliates                    68,640             70,235
  Prepaid pension asset                                      59,006             53,683
  Goodwill                                                  127,052            123,389
  Other assets                                               10,949              9,301
  Net assets of discontinued operations                      24,187             72,318
                                                        -----------        -----------
    Total investment and other assets                       452,045            529,928

Investment in real estate                                   630,609            548,101
Property, plant & equipment, net                            373,099            358,916

                                                        -----------        -----------
Total assets                                            $ 1,780,148        $ 1,604,269
                                                        ===========        ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    30,435        $    26,497
  Accrued liabilities                                        55,165             41,961
  Current portion of long-term debt                         102,218             24,953
                                                        -----------        -----------
    Total current liabilities                               187,818             93,411

Reserves and other liabilities                               21,518             11,946
Deferred income taxes                                       297,742            289,359
Long-term debt                                                9,943              9,947
                                                        -----------        -----------
    Total liabilities                                       517,021            404,663

Minority interest in consolidated subsidiaries              323,893            316,309

Stockholders' equity:
  Common stock, no par value; 180,000,000 shares
    authorized; 91,797,811 and 91,697,811 shares
     issued, respectively                                        --                 --
  Additional paid-in capital                                 15,428             13,054
  Accumulated other comprehensive income                     91,072             88,200
  Retained earnings                                         930,276            839,227
  Restricted stock deferred compensation                     (4,218)            (2,604)
  Treasury stock, 4,152,790 and 2,543,590 shares,
     respectively, at cost                                  (93,324)           (54,580)
                                                        -----------        -----------
    Total stockholders' equity                              939,234            883,297
                                                        -----------        -----------
Total liabilities and stockholders' equity              $ 1,780,148        $ 1,604,269
                                                        ===========        ===========

                              THE ST. JOE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)





                                                                     Three Months                       Six Months
                                                                     Ended June 30                     Ended June 30
                                                               -------------------------        -------------------------
                                                                  1999            1998             1999            1998
                                                               -------------------------        -------------------------
Total revenues                                                 $ 170,131        $ 75,406        $ 352,116        $145,362
                                                               -------------------------        -------------------------

Expenses:
  Operating expenses                                             141,444          48,677          285,524          98,123
  Corporate expense, net                                           4,416           2,657            7,028           5,392
  Depreciation and amortization                                   10,992           8,811           22,105          17,328
                                                               -------------------------        -------------------------
      Total expenses                                             156,852          60,145          314,657         120,843
                                                               -------------------------        -------------------------

      Operating profit                                            13,279          15,261           37,459          24,519
                                                               -------------------------        -------------------------

Other income:
  Investment income                                                3,347           6,082            6,403          11,899
  Other, net                                                       1,294           2,147            3,302           4,448
                                                               -------------------------        -------------------------
      Total other income                                           4,641           8,229            9,705          16,347
                                                               -------------------------        -------------------------

Income from continuing operations before income taxes
  and minority interest                                           17,920          23,490           47,164          40,866

Income tax expense, (benefit)                                    (19,713)         10,034           (7,314)         17,990
Minority interest                                                  1,756           5,001            9,067           8,766
                                                               -------------------------        -------------------------

Income from continuing operations                                 35,877           8,455           45,411          14,110

Income from discontinued operations:
  Earnings from discontinued operations, net of income
    taxes of $1,803, $(256), $2,891 and $870, respectively         2,874            (407)           4,604           1,420
  Gain on sale of discontinued operations, net of income
    taxes of $29,031                                                  --              --           42,800               0
                                                               -------------------------        -------------------------

      Net income                                               $  38,751        $  8,048        $  92,815        $ 15,530
                                                               =========================        =========================

EARNINGS PER SHARE
Basic:
  Income from continuing operations                            $    0.41        $   0.09        $    0.51            0.15
  Earnings from discontinued operations                             0.03              --             0.05            0.02
  Gain on sale of discontinued operations                             --              --             0.49              --
                                                               -------------------------        -------------------------

      Net income                                               $    0.44        $   0.09        $    1.05        $   0.17
                                                               =========================        =========================

Diluted:
  Income from continuing operations                            $    0.40        $   0.09        $    0.51            0.15
  Earnings from discontinued operations                             0.03              --             0.05            0.02
  Gain on sale of discontinued operations                             --              --             0.48              --
                                                               -------------------------        -------------------------

      Net income                                               $    0.43        $   0.09        $    1.04        $   0.17
                                                               =========================        =========================


                              THE ST. JOE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)



                                                                             Six Months
                                                                            Ended June 30
                                                                     --------------------------
                                                                        1999             1998
                                                                     ---------        ---------
Cash flows from operating activities:
  Net income                                                         $  92,815        $  15,530
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       22,105           16,709
    Minority interest                                                    9,067            8,766
    Deferred income tax (benefit) expense                              (23,494)           5,717
    Equity in (earnings) loss of unconsolidated affiliates              (8,530)              65
    Gain on sales of investment properties                             (23,292)            (532)
    Gain on sales of investments and other assets                       (1,233)          (3,017)
    Gain on sale of discontinued operations, net of taxes              (42,800)              --
    Purchases and sales of trading investments, net                    (11,854)              --
    Changes in operating assets and liabilities:
      Accounts receivable                                                5,787            4,467
      Inventory                                                          3,840              857
      Prepaid pension and other assets                                  (8,662)          (7,625)
      Accounts payable, accrued liabilities, reserves and
        other liabilities                                               (1,778)          10,851
      Discontinued operations operating activities                       3,638            3,092
                                                                     ---------        ---------
Net cash provided by operating activities                               15,609           54,880

Cash flows from investing activities:
  Purchases of property, plant and equipment and real estate          (158,182)         (50,110)
  Purchases of available-for-sale investments                          (39,858)        (382,366)
  Investments in unconsolidated affiliates and acquisitions            (22,264)         (18,377)
  Proceeds from sale of discontinued operations, net                   150,682               --
  Maturities and redemptions of available-for-sale investments          95,679          310,238
  Proceeds from sales of investment properties                          74,454            1,240
  Distributions from unconsolidated affiliates                          16,975               --
                                                                     ---------        ---------
Net cash provided by (used in) investing activities                    117,486         (139,375)

Cash flows from financing activities:
  Proceeds from borrowings, net of repayments                           73,144               --
  Dividends paid to stockholders                                        (1,765)          (3,668)
  Dividends paid to minority interest                                     (836)            (835)
  Purchase of treasury stock                                           (38,744)              --
                                                                     ---------        ---------
Net cash provided by (used in) financing activities                     31,799           (4,503)

Net increase (decrease) in cash and cash equivalents                   164,894          (88,998)
Cash and cash equivalents at beginning of period                        39,108          158,568
                                                                     ---------        ---------
Cash and cash equivalents at end of period                           $ 204,002        $  69,570
                                                                     =========        =========

Supplemental disclosure of cash flow information:
    Interest paid                                                    $   1,674        $     143
                                                                     =========        =========
    Income taxes paid                                                $  18,867        $   8,447
                                                                     =========        =========

                              THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1998 amounts have been made to be consistent with current year reporting.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

     Earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method. In August 1998, the Company's Board of Directors authorized $150 million for the repurchase of the Company's outstanding common stock on the open market. As of June 30, 1999, the Company had repurchased 4,152,790 shares. Weighted average basic and diluted shares, taking into consideration the options used in calculating EPS and shares repurchased for each of the periods presented are as follows:

                            Three Months Ended                 Six Months Ended
                                 June 30,                          June 30,
                        ---------------------------       ---------------------------
                           1999             1998             1999             1998
                        ----------       ----------       ----------       ----------
   Basic                87,921,540       91,697,811       88,232,633       91,697,811

   Diluted              89,054,056       93,404,656       89,166,208       93,575,633


Comprehensive Income

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale. For the six months ended June 30, 1999 and 1998, total comprehensive income was $95.7 million and $30.6 million, respectively.

3.  DISCONTINUED OPERATIONS

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that Talisman Sugar Corporation ("Talisman"), a wholly-owned subsidiary of the Company, owns or leases for $133.5 million in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999, Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Agreement allows Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19 million.

     Talisman retains ownership of the sugar mill and has entered into an agreement with a third party for the sale of the mill. Net proceeds of the sale of the mill are not expected to be material. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally. In addition, approximately $1.7 million is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow. The Company recognized $42.8 million in gain, net of taxes, on the combined sale of the land and farming rights. Included in current and noncurrent liabilities are $15.0 million of reserves for severance costs, environmental issues and closing costs related to the transaction.

     The Company has reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman were $ 21.2 million and $1.4 million for the three months ended June 30, 1999 and 1998, respectively and $38.4 million and $26.7 million for the six months ended June 30, 1999 and 1998. Net income (loss) for Talisman, excluding the gain on sale of the land and farming rights, was $2.9 million and $(.4) million for the three months ended June 30, 1999 and 1998, respectively and $4.6 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively.

  4.  BORROWINGS

     Borrowings consisted of the following: (In millions)


                                                               June 30, 1999       December 31, 1998
                                                               -------------       -----------------
Revolving line-of-credit, secured by marketable securities     $        59.5       $              --
                                                               -------------       -----------------
Revolving line-of-credit, unsecured                                     12.0
                                                               -------------       -----------------
Notes payable to former owners of businesses acquired                   17.0                    17.0
                                                               -------------       -----------------
Revolving credit agreement, secured by restricted
   short-term investments                                               19.0                    17.0
                                                               -------------       -----------------
Various secured and unsecured notes payable                              5.4                     2.1
                                                               -------------       -----------------
Less: discounts on non-interest bearing notes payable                    (.7)                   (1.2)
                                                               -------------       -----------------
     Net borrowings                                                    112.2                    34.9
                                                               -------------       -----------------
Less: current portion                                                  102.3                    25.0
                                                               -------------       -----------------
     Total long-term debt                                      $         9.9       $            9.9
                                                               -------------       -----------------


     In March 1999, the Company entered into a revolving line-of-credit for up to $65.0 million secured by certain marketable securities. The agreement was amended in June, 1999 to increase the line to $122.0 million. The line matures in January of 2000 and bears interest at LIBOR plus 50 basis points.

     In February 1999, the Company entered into an unsecured line-of-credit for up to $35.0 million, which was amended and increased to $75.0 million in May, 1999. The line-of-credit matures in February 2000 and bears interest at LIBOR plus 75 basis points. Under the terms of the revolving note agreement, the Company must maintain a ratio of total liabilities to stockholders' equity of not more than 1.0 to 1.0.

5.  SEGMENT INFORMATION

     The Company conducts primarily all of its business in five reportable operating segments, which are residential real estate services, community residential real estate, commercial real estate, forestry and transportation. The "other" primarily consists of investment income, net of corporate general and administrative expenses. Also, included in "other" is an investment in an unconsolidated affiliate that was previously classified in the leisure and resort segment. The Company's leisure and resort operations are no longer considered a separate business unit of the Company. Intercompany transactions have been eliminated. The Company evaluates a segment's performance based on EBITDA. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, and is net of the effects of minority interests. EBITDA also excludes gains from discontinued operations and gains (losses) on sales of nonoperating assets. EBITDA is considered a key financial measurement in the industries that the Company operates. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.


     Information by business segment follows: (In millions)


                                                                         Three months                   Six months
                                                                         ------------                   ----------
                                                                      1999           1998           1999           1998
                                                                     -------        -------        -------        -------
Total Revenues:
  Residential real estate services                                   $  55.7        $    --        $  97.1        $    --
  Community residential real estate                                     28.9             .8           34.8            1.2


  Commercial real estate                                                27.4           11.0          108.4           20.7
  Forestry                                                               7.1            9.1           14.1           19.7
  Transportation                                                        51.4           54.4           99.3          103.7
  Other                                                                  (.4)            .1           (1.6)            .1
                                                                     -------        -------        -------        -------
    Total revenues                                                   $ 170.1           75.4        $ 352.1        $ 145.4
EBITDA:
  Residential real estate services                                   $   4.9        $    --        $   5.1        $    --
  Community residential real estate                                      9.4            (.8)          11.0           (1.7)
  Commercial real estate                                                 4.1            3.8           18.2            6.0
  Forestry                                                               3.4            4.0            6.7            8.9
  Transportation                                                         2.8            9.6            9.4           17.3
  Other                                                                 (1.3)           4.4           (1.9)           6.8
                                                                     -------        -------        -------        -------
    EBITDA                                                           $  23.3        $  21.0        $  48.5        $  37.3
Adjustments to reconcile to income from continuing operations:
  Depreciation and amortization                                        (11.0)          (8.8)         (22.1)
                                                                                                                    (17.3)
  Other income (expense)                                                  .2             .2             .3             .7
  Interest expense (benefit)                                            (1.1)            --           (1.3)           (.1)
  Income tax (expense) income                                           19.7          (10.0)           7.3          (18.0)
  Minority interest                                                      4.8            6.1           12.7           11.5
                                                                     -------        -------        -------        -------
    Income from continuing operations                                $  35.9        $   8.5        $  45.4        $  14.1


     There was no material change in any segment's total assets except as it relates to the sale of discontinued operations, see note 3.

6.  INCOME TAXES

     In light of recent events, including several acquisitions, which have significantly increased the number of participants in the Company's pension plan, along with plan modifications and the Company's growth strategy, management has reevaluated how the pension plan surplus can be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company has reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its current quarter operations. Income taxes on the change in pension surplus will be recorded at the statutory rate in future periods.

7.  CONTINGENCIES

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

     The Company is guarantor on three credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $99.4 million; the amount outstanding at June 30, 1999 totaled $66.2 million.

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

     On May 30, 1996, the Company sold its linerboard mill and container plants. As part of the sale, the Company remains contingently liable for up to $10 million relating to on-site environmental liabilities, as defined in the sales agreement, as long as they are discovered within three years of the closing date of the sale and the Company has, except in limited circumstances, received invoices for them within five years of the closing date. The Company has no obligation for costs incurred by the buyer to comply with Title V of the Clean Air Act or the Cluster Rules. On-site environmental liabilities arising from environmental conditions caused from activities both before and after the closing date are to be allocated among the parties based on relative contribution. The agreement provided the exclusive remedy for on-site environmental liabilities which relate to matters within the property lines of real property conveyed under the agreement. The Company's obligation to pay $10 million for on-site environmental liabilities existing on the closing date is subject to cost-sharing with the buyer according to the following schedule: the first $2.5 million by buyer, the next $2.5 million by the Company; the next $2.5 million by the buyer; the next $2.5 million by the Company; the next $2.5 million by the buyer and the next $5.0 million by the Company.

     The Company also agreed to reimburse up to $1.0 million for certain remediation activities at the linerboard mill, if such activities were required under environmental laws under the following schedule: the first $.2 million by the Company, the next $.3 million by the buyer, the next $.3 million by the Company, the next $.3 million by the buyer, the next $.5 million by the Company, the next $.5 million by the buyer with any remaining amounts treated as on-site environmental liabilities.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $10.7 million and $7.3 million as of June 30, 1999 and December 31, 1998, respectively.

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

     Talisman retains ownership of the sugar mill and has entered into an agreement with a third party for the sale of the mill. Net proceeds of the sale of the mill are not expected to be material. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use its funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

     In addition, approximately $1.7 million is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

     The Company recognized $71.8 million in gain ($42.8 million, net of taxes), on the combined sale of the land and farming rights.

RECENT EVENTS

     In July, 1999 the Company sold 13,275 acres of timberland for approximately $9.9 million. However, pending improved timberland market conditions and an evaluation of potential new markets, the Company has suspended the auction process of an additional 86,000 acres previously announced. Market conditions have weakened largely due to mill closures, low pulp prices and competitive sales efforts by other parties on three million acres of timberland in the region.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS
THREE MONTHS ENDED JUNE 30

     Total revenues increased $94.7 million, or 126%, to $170.1 million for the second quarter of 1999 as compared to $75.4 million in the second quarter of 1998. The residential real estate services segment contributed $55.7 million in revenues as a result of the July 1998 acquisition of Arvida Realty Services ("ARS"). The community residential real estate segment recorded $28.9 million in revenues; an increase of $28.1 million during the second quarter of 1999 as a result of sales of lots at the Retreat in west Florida. The commercial real estate segment also reported an increase in revenue of $16.4 million to $27.4 million, primarily from the Advantis service businesses. The forestry segment reported revenues of $7.1 million, a decrease of $2.0 million during the second quarter of 1999 as compared to the second quarter of 1998. The transportation segment contributed $51.4 million in revenues, a decrease of $3.0 million resulting principally from a $3.0 million fiber optic gain recorded in the second quarter of 1998. Losses of $.4 million were recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment.

     Operating expenses totaled approximately $141.4 million, an increase of $92.7 million, or 190%, for the second quarter of 1999 as compared to $48.7 million for the second quarter of 1998. The residential real estate services contributed $51.1 million in costs as a result of the ARS acquisition. The community residential real estate segment recorded $19.4 million in operating expenses, an increase of $17.4 million during the second quarter of 1999 primarily due to the acquisition of Saussy Burbank. The commercial real estate segment also reported an increase in operating expenses of $15.4 million to $20.2 million, as a result of expenses associated with the Advantis service businesses. The forestry segment reported operating expenses of $4.5 million, a decrease of $.9 million during the second quarter of 1999 as compared to the second quarter of 1998. The transportation segment costs were $46.3 million, an increase of $9.9 million primarily relating to one-time charges incurred this quarter.

     Corporate expense increased 63% from $2.7 million to $4.4 million, primarily due to increased overhead and potential acquisition costs. Corporate expense included prepaid pension income of $2.7, an increase of $0.3 for the second quarter of 1999 as compared to the second quarter of 1998.

     Depreciation and amortization totaled $11.0 million, an increase of $2.2 million, or 25% , primarily due to additional goodwill amortization related to the acquisitions of ARS and the Advantis businesses.

     Other income (expense) decreased $3.6 million, or 44% in the second quarter due to substantially lower interest income. As a result of recent acquisitions and the utilization of cash to continue the repurchase of the Company's outstanding common stock, average balances of invested cash were substantially lower in the second quarter of 1999.

     Income tax expense (benefit) on continuing operations totaled ($19.7) million for the second quarter of 1999 as compared to $10.0 million for the second quarter of 1998. During the second quarter of this year, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. In 1996, the Company sold the majority of its paper operations, which resulted in a substantial reduction in employees. Management, at the time, determined that the over-funded status of the pension plans would probably not be realized other than by a plan termination and reversion of assets. Since 1996, the Company has recorded deferred income tax expense on its pension surplus at the statutory rate plus a 50% excise tax that would be imposed if the company were to liquidate its pension plans and revert the assets back to the Company. In light of recent events, including several acquisitions, which have significantly increased the number of participants in the pension plan, along with plan modifications and the Company's growth strategy, management has reevaluated how the pension plan surplus can be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company has reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its current quarter operations. Income taxes on the change in pension surplus will be recorded at the statutory rate in future periods.

     The effective tax rate for the second quarter of 1999, excluding the $26.8 million reversal was 40%, as compared to 38% for 1998, excluding the effects of the excise tax.

     Income from discontinued operations, net of tax, related to the run-off of the sugar business totaled $2.9 million for the second quarter of 1999 as compared to $(.4) million in the second quarter of 1998.

     Net income for the second quarter of 1999 was $38.7 million or $0.43 per diluted share as compared to $8.0 million or $0.09 per diluted share for the second quarter of 1998. Excluding the FECI special charges of $8.2 million ($2.8 million, net of tax and minority interest), and the $26.8 million deferred income tax benefit related to the pension surplus excise tax , net income for the second quarter of 1999 would have been $14.7 million, or $0.17 per diluted share.

SIX MONTHS ENDED JUNE 30

     Total revenues increased $206.7 million, or 142%, to $352.1 million for the six months of 1999 as compared to $145.4 million in the first six months of 1998. The residential real estate services contributed $97.1 million in revenues. The community residential real estate segment recorded $34.8 million in revenues; an increase of $33.6 million during the first six months of 1999 as a result of sales of lots at the Retreat in west Florida and equity in earnings in unconsolidated affiliates. The commercial real estate segment also reported an increase in revenue of $87.7 million to $108.4 million, primarily related to the sale of two industrial parks located in south Florida in the first quarter of 1999, and from the Advantis service businesses. The forestry segment reported revenues of $14.1 million, a decrease of $5.6 million during 1999 as compared to 1998. The transportation segment contributed $99.3 million in revenues, a decrease of $4.4 million resulting from a $3.0 million fiber optic gain recorded in the second quarter of 1998. Losses of $1.6 million were recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment.

     Operating expenses totaled approximately $285.5 million, an increase of $187.4 million, or 191%, for the first six months of 1999 as compared to $98.1 million for the fist six months of 1998. Residential real estate services costs were $92.6 million as a result of the ARS acquisition. The community residential real estate segment recorded $24.1 million in operating expenses, an increase of $20.7 million during 1999. The commercial real estate segment also reported an increase in operating expenses of $68.5 million to $78.4 million, as a result of cost of sales of the two industrial parks located in south Florida and expenses associated with the Advantis service businesses. The forestry segment reported operating expenses of $8.7 million, a decrease of $2.9 million during 1999 as compared to 1998. The transportation segment costs were $81.7 million, an increase of $8.3 million primarily relating to one-time charges totaling $8.2 million incurred this quarter.

      Corporate expense increased 30% from $5.4 million to $7.0 million, primarily associated with increased overhead, and legal and consulting fees related to potential acquisitions and other deal pursuit costs. Corporate expense included prepaid pension income of $5.3, an increase of $0.6 for 1999 as compared to 1998.

     Depreciation and amortization totaled $22.1 million, an increase of $4.8 million, or 28%, primarily due to additional goodwill amortization related to the acquisitions of ARS and the Advantis businesses and increased depreciation on buildings placed into service since last year.

     Other income (expense) decreased $6.6 million, or 40% in 1999 due to substantially lower interest income. As a result of recent acquisitions and the utilization of cash to continue the repurchase of the Company's outstanding common stock, average balances of invested cash were substantially lower in 1999.

     Income tax expense (income) on continuing operations totaled ($7.3) million for the 1999 as compared to $18.0 million for 1998. Excluding the $26.8 million deferred income tax benefit previously discussed, income tax expense for the six months of 1999 would have been $19.5 million for an effective rate of 41% as compared to an effective tax rate of 38% in 1998, excluding the excise tax effect.

     Income from discontinued operations includes the $42.8 million gain, net of tax, on the sale of Talisman's land and farming rights which occurred in the first quarter of 1999. Net earnings from discontinued operations totaled $4.6 million for 1999 as compared to $1.4 million in 1998.

     Net income for the six months of 1999 was $92.8 million or $1.04 per diluted share as compared to $15.5 million or $0.17 per diluted share for 1998. Excluding the FECI special charges of $8.2 million ($2.8 million, net of tax and minority interest), the $26.8 million deferred income tax benefit related to the pension surplus excise tax, and the $71.8 million ($42.8 net of tax) gain on sale of discontinued operations, net income for 1999 would have been $26.0 million, or $0.29 per diluted share.

RESIDENTIAL REAL ESTATE SERVICES

(In Millions)
                                               Three months ended       Six months ended
                                                     June 30,                June 30,
                                               ------------------       ------------------
                                                 1999        1998        1999         1998
                                               -------       ----       -------       ----
Revenues                                       $    55.7       --       $    97.1       --
Operating expenses                                  51.1       --            92.6       --
Depreciation and amortization                        1.3       --             2.6       --
Other income (expense)                                .2       --              .2       --
Pretax income from continuing operations             3.5       --             2.1       --
EBITDA                                               4.9                      5.1       --


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

THREE MONTHS ENDED JUNE 30

     Realty brokerage revenues in the second quarter of 1999 were attributable to 8,730 closed units representing $1.6 billion of sales volume. The average home sales price for the second quarter of 1999 increased to $185,000 as compared to $177,000 for the same period in 1998.

     Operating expenses of $51.1 million represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations.

SIX MONTHS ENDED JUNE 30

         In the first six months of 1999, ARS closed 15,049 units representing a sales volume of $2.7 billion. Average home sales price was $186,000. Operating expenses for the first six months of 1999 included $2.2 million of conversion expenses related to the operation's name change from Prudential Florida Realty to ARS.

COMMUNITY RESIDENTIAL REAL ESTATE

(In Millions)
                                                 Three months ended            Six months ended
                                                       June 30,                    June 30,
                                               ----------------------        ----------------------
                                                 1999           1998           1999           1998
                                               -------        -------        -------        -------
Revenues                                       $  28.9        $    .8        $  34.8        $   1.2
Operating expenses                                19.4            2.0           24.1            3.4
Depreciation and amortization                      (.8)            --            (.8)            --
Other income (expense)                             (.1)            --            (.1)            --
Pretax income from continuing operations          10.2           (1.2)          11.4           (2.2)
EBITDA                                             9.4            (.8)          11.0           (1.7)


     The Company's community residential real estate operations currently consist of community development through its 74% ownership of St. Joe/Arvida Company, L.P. and its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB"). The investment in Arvida/JMB occurred in late December 1998. Arvida/JMB is recorded on the equity method of accounting for investments.

     Arvida currently is managing a total of 23 communities in various stages of planning and development.

     In April 1999, the Company acquired all outstanding stock of Saussy Burbank, Inc. ("Saussy Burbank"), a homebuilder located in Charlotte, North Carolina, for $14.6 million in cash. Saussy Burbank builds approximately 300 homes a year and has operations in the greater Charlotte, Raleigh and Asheville market areas. Saussy Burbank's operations are included in community residential real estate operations since acquisition.


THREE MONTHS ENDED JUNE 30

      During this quarter 32 lots at The Retreat in Walton County, Florida closed representing EBITDA of $8.9 million. Revenues from these sales totaled $11.5 million with an average lot price of $359,000. This beach club resort community includes 90 single-family housing units on 76 acres. The remaining lots will be sold during the third and fourth quarters of this year. Other sales this quarter included housing and lots in the Summerwood, Woodrun, and Camp Creek Point developments in west Florida totaling in the aggregate $2.5 million and James Island, in northeast Florida totaling $.3 million. Related cost of sales totaled $1.8 million. Saussy Burbank contributed revenues from homebuilding totaling $11.4 million with related cost of sales of $10.6 million. Other revenues from management fees and rental income totaled $.3 million.

     Equity in earnings of Arvida/JMB and other unconsolidated affiliates totaled $2.9 million this quarter. There was no equity in earnings of unconsolidated affiliates in 1998.

     Other operating expenses related to the increased level of activity for project and general administration as well as marketing totaled $4.4 million in the second quarter of 1999 compared to $1.7 million in 1998.

     Last year's revenue for the quarter of $.8 million were from Summerwood and Woods III lot sales with cost of sales of $.3 million.

SIX MONTHS ENDED JUNE 30

     In addition to the Retreat sales which totaled $11.5 million, and Saussy Burbank's revenues of $11.4 million, sales year to date included housing and lot sales in the Summerwood, Deerwood, Woodrun and Camp Creek Point developments in west Florida totaling $4.4 million. Other revenues for the six months of 1999 were generated by the Company's equity in earnings of Arvida/JMB and other affiliates totaling $7.0 million. The Company also had revenues of $0.5 million from management fees and rental income during 1999. Revenues in 1998 were from real estate lot sales and management fees totaling $1.2 million with cost of sales of $.3 million.

     Total cost of sales related to west Florida activity, including the Retreat totaled $5.1 million resulting in net EBITDA of $10.7 million. Cost of sales related to Saussy Burbank totaled $10.6 million with a net EBITDA of $.9 million. Other operating expenses include noncapitalizable administrative costs, deal pursuit costs, and predevelopment costs related to the Company's increased activity which totaled $8.4 million in 1999 as compared to $3.1 million in 1998.

COMMERCIAL REAL ESTATE

(In Millions)
                                                Three Months Ended         Six months ended
                                                      June 30,                 June 30,
                                               --------------------       -------------------
                                                 1999         1998         1999         1998
                                               -------       ------       ------       ------
Revenues                                       $  27.4         11.0        108.4         20.7
Operating expenses                                20.2          4.8         78.4          9.9
Depreciation and amortization                      4.2          2.8          7.9          5.5
Other income (expense)                              .1           .1           .1           .1
Pretax income from continuing operations           3.1          3.5         22.2          5.4
EBITDA                                             4.1          3.8         18.2          6.0

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

     THREE MONTHS ENDED JUNE 30

     In the second quarter of 1999, rental revenues increased to $12.6 million, from $10.8 million in the second quarter of 1998, a 17% improvement. The increase in rental revenue was primarily comprised of increases on same store properties totaling $1.6 million, of which $.5 million was caused by increased rental rates and $1.1 million was caused by increases in occupancy. Occupancy on same-store properties rose from 83% on June 30, 1998 to 90% at the end of the quarter. Rental revenues increased $.4 million due to new buildings placed in service since the second quarter of 1998. Increases in miscellaneous rental revenues and rents recoverable from tenants totaled $.7 million. Offsetting these increases were net revenues lost from sold buildings of $1.2 million.

     Advantis contributed $13.7 million of brokerage, property management and construction revenues for the first quarter of 1999. Advantis brokered over 400 leasing and investment sales transactions valued at $266 million during the quarter and managed a portfolio of properties with approximately 30 million square feet of space.

     Other revenues of $1.1 million were generated from management fees as compared to $.2 million in 1998.

     Operating expenses in the commercial real estate segment increased $15.4 million resulting from a $.2 million increase in costs related to operating properties and the addition of Advantis expenses of $13.4 million. Advantis expenses include commissions paid to brokers, property management expenses and construction costs. Advantis costs this quarter included $.5 million of expenditures for the rollout of the new Advantis name. Other operating expenses related to asset management and administrative expenses totaled $1.8 million primarily due to systems conversion and increased overhead.

     Depreciation and amortization rose by $1.4 million and is attributable to goodwill amortization as a result of the acquisitions of the Advantis businesses.

     EBITDA totaled $4.1 million for the second quarter of 1999 and was comprised of $3.9 million from rental operations, $.4 million from Advantis and ($.2) million from unallocated commercial administrative expenses. EBITDA in the second quarter of 1998 of $3.8 million was all derived from rental operations.

SIX MONTHS ENDED JUNE 30

     For the six months ended June 30, 1999 Gran Central sold real estate properties for gross proceeds of $50.4 million. The majority of the revenues were from the sale of two industrial parks, Gran Park at McCahill and Gran Park at Lewis Terminals, which resulted in a pre-tax gain of $10.4 million ($5.6 million, net of the effect of FECI's minority interest). These south Florida parks consisted of 10 buildings with 1.2 million square feet. As of June 30, 1999, there were 59 operating buildings with 5.5 million total rentable square feet. Approximately 2.1 million square feet of office and industrial space is under construction as of June 30, 1999. Additionally, approximately 1.5 million square feet is in the predevelopment stage and the Company is expected to commence construction on these properties during the remainder of 1999 through 2000.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $3.1 million to the commercial real estate segment's revenues during the first six months of 1999. Land sales from the Company's investment in the Deerfield Park, L.L.C. venture resulted in earnings to the Company of $2.8 million. There were no earnings from investments in joint ventures in 1998.

     Revenues generated from rental operations increased to $26.1 million, a 27% increase from $20.4 million in 1998, primarily from increases in same store revenues totaling $3.9 million and new store revenues of $.8 million. Revenues declined $.9 million due to buildings sold this year. Other increases in miscellaneous rental revenues and recoverables accounted for $1.9 million. Operating revenues generated from Advantis totaled $28.0 million in 1999. Revenues from management fees totaled $.8 million in 1999.

         Operating expenses in the commercial real estate segment increased $68.5 million resulting from $39.1 million in costs of real estate sales, $26.5 million in Advantis expenses and $.8 million in increased costs related to operating properties. Advantis expenses include commissions paid to brokers, property management expenses and construction costs. Administrative expenses related to asset management increased $2.1 million in 1999 from $1.9 million in 1998.

     Depreciation and amortization rose by $2.4 million and is attributable to goodwill amortization as a result of the acquisitions of the Advantis businesses and additional depreciation on operating properties.

     EBITDA totaled $18.2 million for the six months ended June 30, 1999 and was comprised of $6.1 million from sales of real estate, $7.6 million from rental operations, $3.0 million from earnings on investments in real estate developments and affiliates, and $1.5 million from Advantis. EBITDA in 1998 totaled $6.0 million and was all derived from rental operations.

FORESTRY

(In Millions)
                                                Three months ended           Six months ended
                                                       June 30,                  June 30,
                                               ---------------------       ---------------------
                                                 1999          1998          1999          1998
                                               -------       -------       -------       -------
Revenues                                       $   7.1       $   9.1       $  14.1       $  19.7
Operating expenses                                 4.5           5.4           8.7          11.6
Depreciation and amortization                       .6            .6           1.2           1.3
Other income (expense)                              .8            .3           1.4            .8
Pretax income from continuing operations           2.8           3.4           5.6           7.6
EBITDA                                             3.4           4.0           6.7           8.9

THREE MONTHS ENDED JUNE 30

     Total revenues for the forestry segment decreased $2.0 million, or 22% in the second quarter of 1999 compared to 1998 due to a reduction in timber sales. Total sales to Florida Coast Paper Company, L.L.C. ("FCP"), the Company's major pulpwood customer, were $5.0 million (171,000 tons) in 1999 as compared to $6.4 million (219,000 tons) in 1998. Since August of 1998 the FCP mill has been shutdown and has filed for Chapter 11 bankruptcy protection. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company has been redirecting the volumes of pulpwood from the FCP mill in Port St. Joe, Florida, to another mill. Sales to other customers decreased to $2.0 million (86,000 tons) from $2.7 million (110,000 tons) a year ago. The decrease in sales to other customers is the result of poor market conditions. Revenues also include bulk land sales of $0.2 million during the second quarter of 1999; there were no bulk land sales in 1998. The average sales price of timber sold held constant at approximately $28 per ton in comparing the second quarter of 1999 to the second quarter of 1998.

     Operating expenses for the quarter decreased $.9 million, or 17% compared to 1998 due to reduced harvest volumes. Cost of sales as a percentage of sales were lower in 1998 as compared to 1999 because the lump sum bid timber sales in 1998 caused increased sales of wood without cut and haul expenses.

     Other income for the second quarter of 1999 increased $0.5 million due to hunting lease income.

SIX MONTHS ENDED JUNE 30

     Total revenues for the six months ended June 30, 1999 decreased $5.6 million, or 28%, compared to the first six months of 1998. Sales to FCP were $9.3 million (311,000 tons) in 1999 as compared to $12.7 million (444,000 tons) in 1998. Sales to other customers decreased to $4.5 million (194,000 tons) in 1999 from $7.0 million (260,000 tons) in 1998. In 1998, the Company conducted several lump sum bid timber sales to take advantage of favorable market conditions, which is not the case this year. Revenues in 1999 include bulk land sales of $.3 million; there were no bulk land sales in 1998.

     Operating expenses for the first six months of 1999 decreased $2.9 million, or 25%, as compared to the first six months of 1998 due to the lower harvest volumes. Cost of sales as a percentage of sales was lower in 1998 due to the lump sum timber sales in 1998, which do not incur cut and haul charges.

     Other income increased $.6 million, or 75%, from 1998, caused primarily by hunting lease income produced this year.

TRANSPORTATION

(In Millions)
                                                 Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                               ---------------------       ---------------------
                                                 1999          1998          1999          1998
                                               -------       -------       -------       -------
Revenues                                       $  51.4       $  54.4       $  99.3       $ 103.7
Operating expenses                                46.3          36.4          81.7          73.4
Depreciation and amortization                      4.9           4.6           9.7           9.1
Other income (expense)                              .2            .2            .2            .4
Pretax income from continuing operations            .4          13.6           8.1          21.6
EBITDA                                             2.8           9.6           9.4          17.3

THREE MONTHS ENDED JUNE 30

     Total Florida East Coast Railway ("FEC") transportation operating revenues decreased $1.7 million, or 3%, to $49.6 million for the second quarter of 1999 as compared to $51.3 million in the second quarter of 1998. During the second quarter of 1998, FEC recognized income of approximately $3.0 million in connection with a nonmonetary exchange transaction whereby FEC received fiber optic cable rights. Railway revenues remained strong due to the robust Florida economy with increases in all categories of traffic except for intermodal. Aggregate traffic increased 6%, automotive traffic increased by 10%, and all other carload traffic increased 24% in the second quarter of 1999, as compared to the same period for 1998. Intermodal traffic declined 14% which is attributable to a decision by one of FEC's connecting carriers to stop marketing intermodal service to certain terminals.

     Apalachicola Northern Railroad Company ("ANRR") operating revenues were $1.8 million reflecting a decrease in revenues of $1.3 million, or 42%, due to lost traffic due to the FCP mill shutdown and from lost traffic from ANRR's largest customer, Seminole Electric Cooperative, Inc. ("Seminole") Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR has fully performed its obligations under the contract and is prepared to complete the contract term, which continues until November 2004 and has filed suit to enforce the contract. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic, but the railroad intends to operate a minimal schedule sufficient to provide service to existing customers.

     FEC's operating expenses increased $9.9 million, or 27% to $46.3 million, compared to $36.4 million in 1998. During the quarter, FECI recorded special charges totaling approximately $8.2 million related principally to a reorganization and workforce reduction in its railway operations. Other operating expense increases were attributable to expenses associated with information technology, train derailments and consulting fees. ANRR's operating expenses decreased $0.2 million commensurate with the reduction in their workforce and traffic.

     Excluding the effects of the special charges, pre-tax income from operations for the transportation segment would have been $8.6 million of which $8.9 million was contributed by FEC and ($.3) million by ANRR. Net EBITDA would have been $7.3 million for the second quarter of 1999, all of which was attributed to FEC.

SIX MONTHS ENDED JUNE 30

     FEC's transportation operating revenues decreased $1.7 million, or 1%, to $96.4 million for the six months of 1999 as compared to $98.1 million for the six months of 1998 due to the fiber optic income previously explained.

     ANRR's operating revenues decreased $2.6 million, or 46% to $3.0 million in 1999 from $5.6 million in 1998 reflecting a decrease in revenues of $1.3 million, or 42%, due to the lawsuit with Seminole.

     FEC's operating expenses increased $8.6 million, or 12% to $78.1 million, compared to $69.5 million in 1998. Exclusive of the special charges totaling $8.2 million, the increase of $.4 million relates to increases in transportation's general and administrative expenses offset partially by decreases in fuel and personal injury expenses. ANRR's operating expenses decreased $0.3 million commensurate with the reduction in their workforce and traffic.

     Excluding the effects of the special charges, pre-tax income from operations for the transportation segment would have been $16.3 million, of which $17.9 million was contributed by FEC and ($1.6) million was contributed by ANRR. Net EBITDA would have been $14.5 million for the second quarter of 1999, all contributed by FEC.

FINANCIAL POSITION

     In August 1998, the Company's Board of Directors authorized $150 million for the repurchase of the Company's outstanding common stock on the open market. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. As of June 30, 1999 the Company had repurchased 4,152,790 shares of its common stock at a cumulative cost of $93.8 million, with $39.2 million expended during 1999.

     For the six months ended June 30, 1999, cash provided by operations was $15.6 million During 1999, the Company received $152.5 million, net of closing costs of $1.8 million, from the proceeds of the sale of the Talisman land and farming rights. As of June 30, 1999 $24.2 million of the proceeds have been reinvested in real estate operations. Significant proceeds from investing activities were also received from the sales of Gran Central's industrial parks in the first quarter of 1999 and from sales of investment securities. These proceeds will be reinvested into the Company's real estate operations. Capital expenditures totaled $158.2 million for the first six months of 1999.

     The Company utilized borrowings from its secured and unsecured lines-of-credit to continue its repurchase of the Company's outstanding common stock and for other working capital purposes. These credit facilities give the Company the ability to borrow up to $197 million, see note 4 in the notes to consolidated financial statements.

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

     Excluding the Company's FECI subsidiary, which is discussed separately below, management believes that the five phases are currently approximately 100%, 100%, 98%, 92% and 90% complete, and that all critical systems will be Year 2000 ready by the end of 1999.

     The Company expects to spend up to $1.0 million to address and modify Year 2000 problems, excluding FECI. Approximately $0.3 million has been spent by the Company through June 30, 1999.

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

     FECI expects to spend approximately $9.3 million for its Year 2000 effort of which approximately two-thirds has been committed or expended through June 30, 1999. FECI has informed St. Joe that the Year 2000 problem is not expected to materially affect its day-to-day operations, nor will it adversely affect its financial position, results of operations or liquidity. FECI has informed St. Joe that it believes its Year 2000 planning effort is adequate to address all major risks. FECI has implemented reasonable measures, engaged experienced Year 2000 consultants and personnel, and established a high level of awareness concerning Year 2000 issues. FECI believes that it has provided an environment, which will enable it to adequately review and update its systems to become Year 2000 ready by the end of 1999.

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


                                   The St Joe Company




Date: August 13, 1999              /Peter S. Rummell/
                                   -----------------
                                   Peter S. Rummell
                                   Chairman of the Board and
                                   Chief Executive Officer



Date: August 13, 1999              /Kevin M. Twomey/
                                   ----------------
                                   Kevin M. Twomey
                                   President and Chief Financial Officer



Date: August 13, 1999              /Michael N. Regan/
                                   -----------------
                                   Michael N. Regan
                                   Senior Vice President, Finance and Planning



Date: August 13, 1999              /Janna L. Connolly/
                                   ------------------
                                   Janna L. Connolly
                                   Controller