Form 10-Q
period 1999-09-30
ST JOE CO
filed 1999-11-15
CIK 745308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1999, there were 87,073,831 shares of common stock, no par value, issued and outstanding, with an additional 4,723,980 shares issued and held in treasury.

                              THE ST. JOE COMPANY
                                     INDEX

                                                                   Page No.

PART I Financial Information:

         Consolidated Balance Sheets-
         September 30, 1999 and December 31, 1998                      3

         Consolidated Statements of Income-
         Three months and nine months ended
         September 30, 1999 and 1998                                   4

         Consolidated Statements of Cash Flows-
         Nine months ended September 30, 1999 and 1998                 5

         Notes to Consolidated Financial Statements                    6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                         11

PART II Other Information

         Exhibits and Reports on Form 8-K                              23

                              THE ST. JOE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)



                                                     September 30,      December 31,
                                                         1999               1998
                                                    --------------     -------------
                                                     (Unaudited)
                          ASSETS
Current assets:
  Cash & cash equivalents                              $   100,505       $    39,108
  Short-term investments                                    68,557            65,285
  Accounts receivable                                       37,530            38,691
  Inventory                                                  7,953            11,006
  Other assets                                              17,409            13,234
                                                       -----------       -----------
    Total current assets                                   231,954           167,324

Investments & other assets:
  Marketable securities                                    152,527           201,002
  Investment in unconsolidated affiliates                   74,552            70,235
  Prepaid pension asset                                     61,668            53,683
  Goodwill                                                 132,893           123,389
  Other assets                                               7,538             9,301
  Net assets of discontinued operations                      4,482            72,318
                                                       -----------       -----------
    Total investment and other assets                      433,660           529,928

Investment in real estate                                  678,246           548,101
Property, plant & equipment, net                           374,036           358,916

                                                       -----------       -----------
Total assets                                           $ 1,717,896       $ 1,604,269
                                                       ===========       ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    35,862       $    26,497
  Accrued liabilities                                       88,725            41,961
  Current portion of long-term debt                         30,011            24,953
                                                       -----------       -----------
    Total current liabilities                              154,598            93,411

Reserves and other liabilities                              16,311            11,946
Deferred income taxes                                      272,783           289,359
Long-term debt                                               4,809             9,947
                                                       -----------       -----------
    Total liabilities                                      448,501           404,663

Minority interest in consolidated subsidiaries             333,772           316,309

Stockholders' equity:
  Common stock, no par value; 180,000,000 shares
    authorized; 91,797,811 and 91,697,811 shares
     issued, respectively                                       --                --
  Additional paid-in capital                                15,428            13,054
  Accumulated other comprehensive income                    86,907            88,200
  Retained earnings                                        945,206           839,227
  Restricted stock deferred compensation                    (3,891)           (2,604)
  Treasury stock, 4,723,980 and 2,543,590 shares,
     respectively, at cost                                (108,027)          (54,580)
                                                       -----------       -----------
    Total stockholders' equity                             935,623           883,297

                                                       -----------       -----------
Total liabilities and stockholders' equity             $ 1,717,896       $ 1,604,269
                                                       ===========       ===========

                              THE ST. JOE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                   Three Months                      Nine Months
                                                                Ended September 30                Ended September 30
                                                             -----------------------           -----------------------
                                                                1999           1998               1999          1998
                                                             -----------------------           -----------------------
Total revenues                                               $181,483       $108,329           $533,599      $ 253,691
                                                             -----------------------           -----------------------
Expenses:
  Operating expenses                                          140,871         76,286            426,395        174,413
  Corporate expense, net                                        4,250          2,954             11,278          8,346
  Depreciation and amortization                                13,129          9,715             35,234         27,042
                                                             -----------------------           -----------------------
      Total expenses                                          158,250         88,955            472,907        209,801
                                                             -----------------------           -----------------------

      Operating profit                                         23,233         19,374             60,692         43,890
                                                             -----------------------           -----------------------

Other income:
  Investment income                                             3,059          5,066              9,462         17,109
  Other, net                                                    9,695          1,829             12,997          6,134
                                                             -----------------------           -----------------------
      Total other income                                       12,754          6,895             22,459         23,243
                                                             -----------------------           -----------------------

Income from continuing operations before income taxes
  and minority interest                                        35,987         26,269             83,151         67,133
Income tax expense                                             17,854         10,884             10,540         28,873
Ninority interest                                               3,731          5,653             12,798         14,419
                                                             -----------------------           -----------------------

Income from continuing operations                              14,402          9,732             59,813         23,841

Income from discontinued operations:
  Earnings from discontinued operations, net of income
    taxes of $331, $(310), $3,222 and $582, respectively          527           (495)             5,131            924
  Gain on sale of discontinued operations, net of income
    taxes of $29,031                                                --            --             42,800             --
                                                             -----------------------           -----------------------

      Net income                                             $ 14,929       $  9,237           $107,744      $  24,765
                                                             =======================           =======================

EARNINGS PER SHARE
Basic:
  Income from continuing operations                          $   0.17       $   0.11           $   0.68           0.26
  Earnings (loss) from discontinued operations                   0.01          (0.01)              0.06           0.01
  Gain on sale of discontinued operations                          --             --               0.49             --
                                                             -----------------------           -----------------------

      Net income                                             $   0.18       $   0.10           $   1.23      $    0.27
                                                             =======================           =======================

Diluted:
  Income from continuing operations                          $   0.16       $   0.11           $   0.67           0.26
  Earnings (loss) from discontinued operations                   0.01          (0.01)              0.06           0.01
  Gain on sale of discontinued operations                          --             --               0.48             --
                                                             -----------------------           -----------------------

      Net income                                             $   0.17       $   0.10           $   1.21      $    0.27
                                                             =======================           =======================

                              THE ST. JOE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                               Nine Months
                                                                            Ended September 30
                                                                    --------------------------------
                                                                        1999                 1998
                                                                    -----------          -----------
Cash flows from operating activities:
  Net income                                                         $ 107,744             $ 24,765
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       35,234               27,042
    Minority interest                                                   12,798               14,419
    Deferred income tax (benefit) expense                              (15,331)               7,762
    Equity in earnings of unconsolidated affiliates                     (9,308)                (669)
    Gain on sales of investment properties                             (31,436)                (960)
    Gain on sales of investments and other assets                       (1,271)              (3,017)
    Gain on sale of discontinued operations, net of taxes              (42,800)                  --
    Purchases and sales of trading investments, net                    (12,416)                  --
    Changes in operating assets and liabilities:
      Accounts receivable                                                2,279               10,474
      Inventory                                                          3,453                  931
      Prepaid pension and other assets                                 (14,936)             (12,289)
      Accounts payable, accrued liabilities, reserves and
        other liabilities                                                2,121               17,285
      Discontinued operations operating activities                      23,343               11,737
                                                                    ----------           ----------
Net cash provided by operating activities                               59,474               97,480

Cash flows from investing activities:
  Purchases of property, plant and equipment and real estate          (220,729)             (81,801)
  Purchases of available-for-sale investments                          (45,926)            (724,606)
  Investments in unconsolidated affiliates and acquisitions            (31,431)             (97,959)
  Proceeds from sale of discontinued operations, net                   150,682                   --
  Maturities and redemptions of available-for-sale investments         101,740              758,616
  Maturities and redemptions of held to maturity investments                --               11,000
  Proceeds from sales of investment properties                          85,116                6,262
  Distributions from unconsolidated affiliates                          23,134                   --
                                                                    ----------           ----------
Net cash provided by (used in) investing activities                     62,586             (128,488)

Cash flows from financing activities:
  Proceeds from borrowings, net of repayments                           (4,197)                 700
  Dividends paid to stockholders                                        (1,765)              (5,486)
  Dividends paid to minority interest                                   (1,254)              (1,253)
  Purchase of treasury stock                                           (53,447)             (36,133)
                                                                    ----------           ----------
Net cash used in financing activities                                  (60,663)             (42,172)

Net increase (decrease) in cash and cash equivalents                    61,397              (73,180)
Cash and cash equivalents at beginning of period                        39,108              158,568
                                                                    -------------------------------
Cash and cash equivalents at end of period                           $ 100,505             $ 85,388
                                                                    ===============================

Supplemental disclosure of cash flow information:
    Interest paid                                                       $2,028                $ 301
                                                                    ==========           ==========
    Income taxes paid                                                 $ 27,822             $ 17,238
                                                                    ----------           ----------

                              THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine-month periods ended September 30, 1999 and 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1998 amounts have been made to be consistent with current year reporting.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

     Earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury method. In August 1998, the Company's Board of Directors authorized $150 million for the repurchase of the Company's outstanding common stock on the open market. As of September 30, 1999, the Company had repurchased 4,723,980 shares. Weighted average basic and diluted shares, taking into consideration the options used in calculating EPS and shares repurchased, for each of the periods presented are as follows:

-------------------------------------------------------------------------
                      Three Months Ended            Nine months Ended
                         September 30,                September 30,
-------------------------------------------------------------------------
                      1999           1998          1999          1998
-------------------------------------------------------------------------
Basic              87,233,774     90,950,488    87,896,021    91,448,703
-------------------------------------------------------------------------
Diluted            88,206,360     91,699,715    88,814,327    92,950,327
-------------------------------------------------------------------------

Comprehensive Income

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income differs from net income due to changes in the net unrealized gains on marketable securities available-for-sale. For the nine months ended September 30, 1999 and 1998, total comprehensive income was $106.5 million and $33.4 million, respectively.

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

     Talisman retained ownership of the sugar mill until March 1999 when it was sold to a third party. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally. In addition, approximately $1.7 million is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow. The Company recognized $42.8 million in gain, net of taxes, on the combined sale of the land and farming rights. Included in current and noncurrent liabilities are $8.7 million of liabilities related to severance costs, environmental issues and closing costs and $30.5 million for income taxes related to the transaction.

     The Company has reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman were $5.2 million and $0.3 million for the three months ended September 30, 1999 and 1998, respectively and $43.6 million and $27.0 million for the nine months ended September 30, 1999 and 1998. Net income (loss) for Talisman, excluding the gain on sale of the land and farming rights, was $0.5 million and $(0.5) million for the three months ended September 30, 1999 and 1998, respectively and $ 5.1 million and $0.9 million for the nine months ended September 30, 1999 and 1998, respectively.

4.  LONG-TERM DEBT

    Borrowings consisted of the following: (In millions)

----------------------------------------------------------------------------------------------------------
                                                                   September 30,             December 31,
                                                                       1999                      1998
----------------------------------------------------------------------------------------------------------
Notes payable to former owners of businesses acquired                  $10.1                     $17.0
----------------------------------------------------------------------------------------------------------
Revolving credit agreement, secured by restricted
   short-term investments                                               22.2                      17.0
----------------------------------------------------------------------------------------------------------
Various secured and unsecured notes payable                              2.6                       2.1
----------------------------------------------------------------------------------------------------------
Less: discounts on non-interest bearing notes payable                   (0.1)                     (1.2)
                                                                        -----                     -----
----------------------------------------------------------------------------------------------------------
     Net borrowings                                                     34.8                      34.9
----------------------------------------------------------------------------------------------------------
Less: current portion                                                   30.0                      25.0
                                                                        ----                      ----
----------------------------------------------------------------------------------------------------------
     Total long-term debt                                               $4.8                      $9.9
----------------------------------------------------------------------------------------------------------

     In March 1999, the Company entered into a revolving line-of-credit for up to $65.0 million secured by certain marketable securities. The agreement was amended in June, 1999 to increase the line to $122.0 million. The line matures in January of 2000 and bears interest at LIBOR plus 50 basis points. As of September 30, 1999, there was no balance outstanding.

     In February 1999, the Company entered into an unsecured line-of-credit for up to $35.0 million, which was amended and increased to $75.0 million in May, 1999. The line-of-credit matures in February 2000 and bears interest at LIBOR plus 75 basis points. Under the terms of the revolving note agreement, the Company must maintain a ratio of total liabilities to stockholders' equity of not more than 1.0 to 1.0. As of September 30, 1999, there was no balance outstanding.

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


     Information by business segment follows: (In millions)
------------------------------------------------------------------------------------------------------------------------
                                                                              Three months               Nine months
                                                                              ------------               -----------
------------------------------------------------------------------------------------------------------------------------
                                                                            1999         1998         1999         1998
------------------------------------------------------------------------------------------------------------------------
Total Revenues:
------------------------------------------------------------------------------------------------------------------------
  Residential real estate services                                         $ 57.2       $ 31.8       $154.3       $ 31.8
------------------------------------------------------------------------------------------------------------------------
  Community residential real estate                                          34.8          2.7         69.2          3.9
------------------------------------------------------------------------------------------------------------------------
  Commercial real estate                                                     31.9         17.5        140.3         38.2
------------------------------------------------------------------------------------------------------------------------
  Forestry                                                                    7.8          7.0         21.8         26.6
------------------------------------------------------------------------------------------------------------------------
  Transportation                                                             50.4         49.4        149.7        153.2
------------------------------------------------------------------------------------------------------------------------
  Other                                                                      (0.6)        (0.1)        (1.7)         0.0
                                                                           ------       ------       ------       ------
------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                         $181.5       $108.3       $533.6       $253.7
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
EBITDA:
------------------------------------------------------------------------------------------------------------------------
  Residential real estate services                                         $  5.5       $  2.8       $ 10.6       $  2.8
------------------------------------------------------------------------------------------------------------------------
  Community residential real estate                                          11.4         (0.5)        22.4         (2.3)
------------------------------------------------------------------------------------------------------------------------
  Commercial real estate                                                      7.4          6.4         25.6         12.4
------------------------------------------------------------------------------------------------------------------------
  Forestry                                                                    3.7          4.4         10.4         13.3
------------------------------------------------------------------------------------------------------------------------
  Transportation                                                              9.3          8.6         18.6         25.9
------------------------------------------------------------------------------------------------------------------------
  Other                                                                      (1.9)         1.4         (3.7)         8.6
                                                                           ------       ------       ------       ------
------------------------------------------------------------------------------------------------------------------------
    EBITDA                                                                 $ 35.4       $ 23.1       $ 83.9       $ 60.7
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile to income from continuing operations:
------------------------------------------------------------------------------------------------------------------------
  Depreciation and amortization                                            $(13.1)      $ (9.7)      $(35.2)      $(27.0)

------------------------------------------------------------------------------------------------------------------------
  Other income                                                                3.7          0.4          3.9          0.8
------------------------------------------------------------------------------------------------------------------------
  Interest expense                                                           (0.5)        (0.2)        (1.8)        (0.3)
------------------------------------------------------------------------------------------------------------------------
  Income tax expense                                                        (17.9)       (10.9)       (10.5)       (28.9)
------------------------------------------------------------------------------------------------------------------------
  Minority interest                                                           6.8          7.0         19.5         18.5
                                                                           ------       ------       ------       ------
------------------------------------------------------------------------------------------------------------------------
    Income from continuing operations                                      $ 14.4       $  9.7       $ 59.8       $ 23.8
------------------------------------------------------------------------------------------------------------------------

     There was no material change in any segment's total assets except as it relates to the sale of discontinued operations, see note 3.

6.  INCOME TAXES

     During the second quarter, in light of recent events, including several acquisitions, which significantly increased the number of participants in the Company's pension plan, along with plan modifications and the Company's growth strategy, management reevaluated how the pension plan surplus could be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in the second quarter. Income taxes on the change in pension surplus will be recorded at the statutory rate in future periods.

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

     The Company is joint and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $104.4 million; the amount outstanding at September 30, 1999 totaled $61.2 million.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $7.0 million and $7.3 million as of September 30, 1999 and December 31, 1998, respectively.

     On May 30, 1996, the Company sold its linerboard mill and container plants. On April 2, 1999, the purchasers of the mill filed for protection under Chapter 11 of the Bankruptcy Code. During October 1999, the purchasers filed a Plan of Reorganization ("The Plan"). To date the Plan has not been approved.

8.   SUBSEQUENT EVENT

     On October 27, 1999, the Company and Florida East Coast Industries, Inc.
(FECI) announced that they have agreed to undertake a recapitalization of FECI to facilitate a pro rata tax-free spin-off to the Company's shareholders of the Company's 54% equity interest in FECI.

     As part of the recapitalization, the Company will exchange all of its shares of FECI common stock for an equal number of shares of a new class of FECI common stock. The holders of the new class of FECI common stock will be entitled to elect 80% of the members of the Board of Directors of FECI, but the new FECI common stock will otherwise have substantially identical rights to the existing common stock. The new class of FECI common stock will be distributed pro rata to the Company's shareholders in a tax-free distribution. The Company will not retain any equity interest in FECI after the spin-off is completed.

     At the closing of the transaction, various service agreements between the Company and FECI's wholly owned subsidiary Gran Central Corporation (GCC) will become effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, GCC will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of GCC. The terms of these agreements have been approved by both the Company's and FECI's Boards of Directors, and in the judgement of the boards, reflect arms-length terms and conditions typically found in today's marketplace.

     This transaction, expected to be completed during the second quarter of 2000, is subject to a number of conditions including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off and the approval of the recapitalization by a majority of the minority shareholders of FECI. The Boards of Directors of the Company and FECI have unanimously approved the transaction.

     The Company owns 19,609,216 shares of FECI's common stock, which represents an approximate 54% equity interest.

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

     As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended December 31, 1998.

     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

OVERVIEW

     The St. Joe Company (herein referred to as "St. Joe" or the "Company") is a diversified company engaged in the real estate, forestry and transportation industries. During the fourth quarter of 1998, the Company discontinued its sugar operations for accounting purposes. In March, 1999 this operation was sold. (See Discontinued Operations). On October 27, 1999, the Company announced plans to spin-off its investment in Florida East Coast Industries, Inc.("FECI") to its shareholders in a recapitalization transaction (See Recent Events below).

     The Company is focusing more closely on the development of its large land portfolio. Management believes that the Company's increased focus on real estate operations will result in a larger portion of the Company's overall revenues being attributable to real estate operations. However, many of the Company's proposed projects will require a lengthy process to complete the development cycle before they are sold or otherwise generate revenue. Nevertheless, management believes the Company's existing raw land portfolio will allow the Company to maintain relatively low development costs.

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

     Talisman retained ownership of the sugar mill until March, 1999 when it was sold to a third party. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price will be held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

     In addition, approximately $1.7 million is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

     The Company recognized $71.8 million in gain ($42.8 million, net of taxes) in the first quarter of 1999, on the combined sale of the land and farming rights.


RECENT EVENTS

     During the third quarter of 1999, the Company sold 13,275 acres of timberland for approximately $9.9 million, which resulted in a gain of $8.7 million. However, pending improved timberland market conditions and an evaluation of potential new markets, the Company has suspended the auction process of an additional 86,000 acres previously announced. Market conditions have weakened largely due to mill closures, low pulp prices and competitive sales efforts by other parties on three million acres of timberland in the region.

     On October 27, 1999, the Company and FECI announced that they have agreed to undertake a recapitalization of FECI to facilitate a pro rata tax-free spin-off to the Company's shareholders of the Company's 54% equity interest in FECI.

     As part of the recapitalization, the Company will exchange all of its shares of FECI common stock for an equal number of shares of a new class of FECI common stock. The holders of the new class of FECI common stock will be entitled to elect 80% of the members of the Board of Directors of FECI, but the new FECI common stock will otherwise have substantially identical rights to the existing common stock. The new class of FECI common stock will be distributed pro rata to the Company's shareholders in a tax-free distribution. The Company will not retain any equity interest in FECI after the spin-off is completed.

     At the closing of the transaction, various service agreements between the Company and FECI's wholly owned subsidiary Gran Central Corporation (GCC) will become effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, GCC will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of GCC. The terms of these agreements have been approved by both the Company's and FECI's Boards of Directors, and in the judgement of the boards, reflect arms-length terms and conditions typically found in today's marketplace.

     This transaction, expected to be completed during the second quarter of 2000 is subject to a number of conditions including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off and the approval of the recapitalization by a majority of the minority shareholders of FECI. The Boards of Directors of the Company and FECI have unanimously approved the transaction.

     The Company owns 19,609,216 shares of FECI's common stock, which represents an approximate 54% equity interest.


RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

THREE MONTHS ENDED SEPTEMBER 30

     Total revenues increased $ 73.2 million, or 68%, to $181.5 million for the third quarter of 1999 as compared to $108.3 million in the third quarter of 1998. The residential real estate services segment's revenues increased $25.4 million to $57.2 million due to the fact that the prior year quarter only included the results for the two-month period from the July 1998 acquisition of Arvida Realty Services ("ARS") to September 30, 1998. The community residential real estate segment recorded $34.8 million in revenues; an increase of $32.1 million during the third quarter of 1999 as a result of sales of lots at the Retreat in west Florida and sales from its April, 1999 acquisition of Saussy Burbank, a Charlotte, North Carolina based home builder. The commercial real estate segment also reported an increase in revenue of $14.4 million to $31.9 million, primarily from the Advantis service businesses. The forestry segment reported revenues of $7.8 million, an increase of $0.8 million during the third quarter of 1999 as compared to the third quarter of 1998. The transportation segment contributed $50.4 million in revenues, an increase of $1.0 million as compared to the third quarter of 1998. Losses of $0.6 million were recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment.

     Operating expenses totaled approximately $140.9 million, an increase of $64.6 million, or 85%, for the third quarter of 1999 as compared to $76.3 million for the third quarter of 1998. The residential real estate services segment's operating expenses increased $22.8 million to $52.0 million due to the fact that the prior year quarter only included the results for the two-month period from the July 1998 acquisition of Arvida Realty Services ("ARS") to September 30, 1998. The community residential real estate segment recorded $23.6 million in operating expenses, an increase of $20.0 million during the third quarter of 1999 primarily due to the acquisition of Saussy Burbank. The commercial real estate segment also reported an increase in operating expenses of $15.1 million to $21.1 million, as a result of expenses associated with the Advantis service businesses. The forestry segment reported operating expenses of $4.7 million, an increase of $1.6 million during the third quarter of 1999 as compared to the third quarter of 1998. The transportation segment costs were $34.4 million, which was comparable to the $34.2 million recorded in 1998. Operating expenses in 1999 also include a 5.1 million non-cash charge to reserve 100% of the Company's investment in ENTROS, Inc., a Seattle-based company deemed to be impaired.

      Corporate expense increased 43% from $3.0 million to $4.3 million, primarily due to a one-time increase in employee benefits expense. Corporate expense included prepaid pension income of $2.7 million, an increase of $0.4 million for the third quarter of 1999 as compared to the third quarter of 1998.

     Depreciation and amortization totaled $13.1 million, an increase of $3.4 million, or 35% , primarily due to additional depreciation and amortization expense related to the GCC's opening of two new buildings and the acquisitions of ARS and the Advantis businesses.

     Other income increased $5.9 million, or 86% in the third quarter even considering substantially lower interest income due to a pre-tax gain of $8.7 million from a timberland sale to the State of Florida. Similar to the quarter ended June 30, 1999, average balances of invested cash were substantially lower in the third quarter of 1999 compared to 1998 because of recent acquisitions and the utilization of cash to continue the repurchase of the Company's outstanding common stock.

     Income tax expense on continuing operations totaled $17.9 million for the third quarter of 1999 as compared to $10.9 million for the third quarter of 1998. The effective tax rate for the third quarter of 1999 was 49%, as compared to 42% for 1998.

     Earnings from discontinued operations, net of tax, related to the run-off of the sugar business totaled $0.5 million for the third quarter of 1999 as compared to a $(0.5) million loss in the third quarter of 1998. As of September 30, 1999, sales of the 1999 harvest have been substantially completed.

     Net income for the third quarter of 1999 was $14.9 million or $0.17 per diluted share as compared to $9.2 million or $0.10 per diluted share for the third quarter of 1998. Excluding the effects of the gain on the timberland sale to the State of Florida and the offsetting write-off of the investment in ENTROS, net income in the third quarter would have been $12.7 million or $0.15 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30

     Total revenues increased $279.9 million, or 110%, to $533.6 million for the nine months of 1999 as compared to $253.7 million in the first nine months of 1998. The residential real estate services segment contributed $154.3 million in revenues in 1999 and $31.8 million in 1998 for the two-month period after the July 1998 acquisition of ARS. The community residential real estate segment recorded $69.2 million in revenues; an increase of $65.3 million during the first nine months of 1999 as a result of sales of lots at the Retreat in west Florida, its acquisition of Saussy Burbank and equity in earnings in unconsolidated affiliates. The commercial real estate segment also reported an increase in revenue of $102.1 million to $140.3 million, primarily related to the sale of two industrial parks located in south Florida in the first quarter of 1999, and from the Advantis service businesses. The forestry segment reported revenues of $21.8 million, a decrease of $4.8 million during 1999 as compared to 1998. The transportation segment contributed $149.7 million in revenues, a decrease of $3.5 million, as compared to $153.2 million in 1998. Losses of $1.7 million were recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment.

     Operating expenses totaled approximately $426.4 million, an increase of $252.0 million, or 145%, for the first nine months of 1999 as compared to $174.4 million for the fist nine months of 1998. Residential real estate services costs were $144.7 million in 1999 and $29.2 million in 1998 for the two-month period after the acquisition of ARS. The community residential real estate segment recorded $47.4 million in operating expenses, an increase of $40.5 million during 1999. The commercial real estate segment also reported an increase in operating expenses of $83.5 million to $99.5 million, primarily as a result of cost of sales of the two industrial parks located in south Florida and expenses associated with the Advantis service businesses. The forestry segment reported operating expenses of $13.4 million, a decrease of $1.3 million during 1999 as compared to 1998. The transportation segment costs were $116.1 million, an increase of $8.4 million primarily relating to one-time charges totaling $8.2 million incurred during the second quarter of 1999. Operating expenses in 1999 also include $5.3 million of charges relating to unconsolidated affiliates including a $5.1 million non-cash charge to reserve 100% of the Company's investment in ENTROS, Inc., a Seattle-based company deemed to be impaired.


      Corporate expense increased 36% from $8.3 million to $11.3 million, primarily associated with increased overhead relating to a one-time increase in employee benefits, and legal and consulting fees related to potential acquisitions and other deal pursuit costs. Corporate expense included prepaid pension income of $8.0 million, an increase of $1.0 million for 1999 as compared to 1998.

     Depreciation and amortization totaled $35.2 million, an increase of $8.2 million, or 30%, primarily due to additional goodwill amortization related to the acquisitions of ARS and the Advantis businesses and increased depreciation on buildings placed into service since last year.

     Other income decreased only $0.7 million in 1999 as substantially lower interest income in 1999 was offset by the gain on the timberland sale to the State of Florida in the third quarter. As a result of recent acquisitions and the utilization of cash to continue the repurchase of the Company's outstanding common stock, average balances of invested cash were substantially lower in 1999.

     Income tax expense on continuing operations totaled $10.5 million for the 1999 as compared to $28.9 million for 1998. During the second quarter of this year, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. In 1996, the Company sold the majority of its paper operations, which resulted in a substantial reduction in employees. Management, at the time, determined that the over-funded status of the pension plans would probably not be realized other than by a plan termination and reversion of assets. Since 1996, the Company has recorded deferred income tax expense on its pension surplus at the statutory rate plus a 50% excise tax that would be imposed if the company were to liquidate its pension plans and revert the assets back to the Company. In light of recent events, including several acquisitions, which have significantly increased the number of participants in the pension plan, along with plan modifications and the Company's growth strategy, management has reevaluated how the pension plan surplus can be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company has reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its current year operations. Income taxes on the change in pension surplus will be recorded at the statutory rate in future periods. Excluding the $26.8 million deferred income tax benefit relating to income tax expense for the nine months of 1999 would have been $37.3 million for an effective rate of 45% as compared to an effective tax rate of 38% in 1998, excluding the excise tax effect.

     Income from discontinued operations includes the $42.8 million gain, net of tax, on the sale of Talisman's land and farming rights that occurred in the first quarter of 1999. Net earnings from discontinued operations totaled $5.1 million for 1999 as compared to $0.9 million in 1998.

     Net income for the nine months of 1999 was $107.7 million or $1.21 per diluted share as compared to $24.8 million or $0.27 per diluted share for 1998. Excluding the FECI special charges of $8.2 million ($2.8 million, net of tax and minority interest), the $26.8 million deferred income tax benefit related to the pension surplus excise tax, the $71.8 million ($42.8 million net of tax) gain on sale of discontinued operations, the $8.7 million ($5.4 million net of tax) gain on timber land sale, and the $5.1 million ($3.2 million net of tax) loss on investment in ENTROS, net income for 1999 would have been $38.7 million, or $0.44 per diluted share.

RESIDENTIAL REAL ESTATE SERVICES
(In millions)

------------------------------------------------------------------------------------------------
                                                    Three months ended       Nine months ended
                                                       September 30,            September 30,
------------------------------------------------------------------------------------------------
                                                    1999         1998         1999         1998
                                                    ----         ----         ----         ----
------------------------------------------------------------------------------------------------
Revenues                                           $ 57.2       $ 31.8       $154.3       $ 31.8
------------------------------------------------------------------------------------------------
Operating expenses                                   52.0         29.2        144.7         29.2
------------------------------------------------------------------------------------------------
Depreciation and amortization                         1.4          1.0          4.0          1.0
------------------------------------------------------------------------------------------------
Other income (expense)                                0.1          0.2          0.4          0.2
------------------------------------------------------------------------------------------------
Pretax income from continuing operations              3.9          1.7          6.0          1.7
------------------------------------------------------------------------------------------------
EBITDA                                                5.5          2.8         10.6          2.8
------------------------------------------------------------------------------------------------

     On July 31, 1998, the Company completed the acquisition of its residential real estate services company, ARS and thus the 1998 results in the table above for both the three months and nine months ended September 30, 1998 include only two months activity. ARS provides a complete array of real estate brokerage services, including residential real estate sales, relocation and referral, asset management, mortgage and title services, annual and seasonal rentals and international real estate marketing. The operations of ARS are seasonal with the volume of transactions increasing in the spring and summer due to housing relocations.


THREE MONTHS ENDED SEPTEMBER 30

     Realty brokerage revenues of $57.2 million in the third quarter of 1999 were attributable to 8,808 closed units representing $1.7 billion of sales volume. Realty brokerage revenues of $31.8 million in the third quarter of 1998 only include realty brokerage revenues from the date of the acquisition, July 31, 1998, through September 30, 1998 which were attributable to 5,217 closed units representing $0.9 billion of sales volume. The average home sales price for the third quarter of 1999 increased to $190,000 as compared to $169,000 for the same period in 1998.

     Operating expenses of $52.0 million were 91% of revenues in 1999 as compared to $29.2 million , which were 92% of revenues for the period from July 31, 1998 through September 30, 1998. Operating expenses represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations.

NINE MONTHS ENDED SEPTEMBER 30

     In the first nine months of 1999, ARS had realty brokerage revenues of $154.3 million attributable to 23,857 closed units representing $4.4 billion of sales volume. The average home sales price for the nine months was $186,000. Operating expenses of $144.7 million was 94% of revenues and included $2.2 million of conversion expenses related to the operation's name change from Prudential Florida Realty to ARS.

COMMUNITY RESIDENTIAL REAL ESTATE
(In millions)

--------------------------------------------------------------------------------------------------
                                                      Three months ended         Nine months ended
                                                         September 30,             September 30,
--------------------------------------------------------------------------------------------------

                                                      1999         1998         1999         1998
                                                      ----         ----         ----         ----
--------------------------------------------------------------------------------------------------
Revenues                                             $ 34.8       $  2.7       $ 69.2       $  3.9
--------------------------------------------------------------------------------------------------
Operating expenses                                     23.6          3.6         47.4          6.9
--------------------------------------------------------------------------------------------------
Depreciation and amortization                          (0.2)          --         (1.0)         0.1
--------------------------------------------------------------------------------------------------
Other income (expense)                                 (0.1)          --         (0.2)          --
--------------------------------------------------------------------------------------------------
Pretax income from continuing operations               11.3         (0.9)        22.6         (3.1)
--------------------------------------------------------------------------------------------------
EBITDA                                                 11.4         (0.5)        22.4         (2.3)
--------------------------------------------------------------------------------------------------

     The Company's community residential real estate operations currently consist of community development through its 74% ownership of St. Joe/Arvida Company, L.P. and its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB"). The investment in Arvida/JMB occurred in late December 1998. Arvida/JMB is recorded on the equity method of accounting for investments.

     St. Joe/Arvida Company, L.P. and Arvida/JMB are currently managing a total of 23 communities in various stages of planning and development.

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


THREE MONTHS ENDED SEPTEMBER 30

     During this quarter 28 lots at The Retreat in Walton County, Florida closed representing pre-tax gain of $8.4 million. Revenues from these sales totaled $11.6 million with an average lot price of $414,000. This beach club resort community includes 90 single-family housing units on 76 acres. As of October 21, 1999, 85 lots have been sold or are under contract at an average price of approximately $429,000. Other sales this quarter included housing and lots in the Summerwood, Woodrun, and Camp Creek Point developments in west Florida totaling in the aggregate $1.7 million and James Island, in northeast Florida totaling $4.1 million. Related cost of sales totaled $6.2 million. Saussy Burbank contributed revenues from homebuilding totaling $12.9 million with related cost of sales of $12.6 million. Other revenues from management fees and rental income totaled $.5 million.

     Equity in earnings of Arvida/JMB and other unconsolidated affiliates totaled $4.0 million this quarter. There was no equity in earnings of unconsolidated affiliates in 1998.

     Other operating expenses related to the increased level of activity for project and general administration as well as marketing totaled $4.8 million in the third quarter of 1999 compared to $2.9 million in 1998.

     Last year's revenues for the quarter of $2.7 million were primarily from Camp Creek, Summerwood and Woods III lot sales with cost of sales of $.7 million.

NINE MONTHS ENDED SEPTEMBER 30

     In addition to the Retreat sales which totaled $23.1 million, and Saussy Burbank's revenues of $24.5 million, sales year to date included housing and lot sales in the Summerwood, Deerwood, Woodrun and Camp Creek Point developments in west Florida totaling $5.9 million and sales from James Island of $4.3 million. Other revenues for the nine months of 1999 were generated by the Company's equity in earnings of Arvida/JMB and other affiliates totaling $10.9 million. The Company also had revenues of $0.5 million from management fees and rental income during 1999. Revenues in 1998 were from 35 real estate lot sales primarily in Summerwood and management fees totaling $3.9 million with cost of sales of $0.9 million.

     Total cost of sales related to west Florida activity, including the Retreat and cost of sales related to James Island totaled $11.8 million resulting in EBITDA of $18.0 million. Cost of sales related to Saussy Burbank totaled $22.5 million with a EBITDA of $ 0.5 million. Other operating expenses include noncapitalizeable administrative costs, deal pursuit costs, and predevelopment costs related to the Company's increased activity, which totaled $13.1 million in 1999 as compared to $6.0 million in 1998.

COMMERCIAL REAL ESTATE
(In millions)

--------------------------------------------------------------------------------------------
                                                  Three Months Ended     Nine months ended
                                                     September 30,         September 30,
--------------------------------------------------------------------------------------------

                                                      1999        1998      1999       1998
                                                      ----        ----      ----       ----
------------------------------------------------ ---------- ----------- ---------- ---------
Revenues                                             $31.9       $17.5     $140.3      $38.2
------------------------------------------------ ---------- ----------- ---------- ---------
Operating expenses                                    21.1         6.0       99.5       16.0
------------------------------------------------ ---------- ----------- ---------- ---------
Depreciation and amortization                          5.4         3.1       13.3        8.5
------------------------------------------------ ---------- ----------- ---------- ---------
Other income (expense)                                   -         0.2          -        0.3
------------------------------------------------ ---------- ----------- ---------- ---------
Pretax income from continuing operations               5.4         8.6       27.5       14.0
------------------------------------------------ ---------- ----------- ---------- ---------
EBITDA                                                 7.4         6.4       25.6       12.4
------------------------------------------------ ---------- ----------- ---------- ---------

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

THREE MONTHS ENDED SEPTEMBER 30

     In the third quarter of 1999, rental revenues increased to $13.7 million, from $11.6 million in the third quarter of 1998, an 18% improvement. The increase in rental revenue was primarily comprised of increases on same store properties totaling $1.4 million, of which $0.9 million was caused by increased rental rates and $0.5 million was caused by increases in occupancy. Occupancy on same-store properties rose from 85% on September 30, 1998 to 88% at the end of the quarter. Rental revenues increased $1.9 million due to new buildings placed in service since the third quarter of 1998. Rental revenues and rents recoverable from tenants were consistent with prior year. Offsetting these increases were net revenues lost from buildings sold in the first quarter of 1999 of $1.2 million.

     Sales of real estate generated revenues of $5.1 million in 1998 from the sale of undeveloped parcels of land compared with $0.1 million in the current quarter.

     Advantis contributed $14.9 million of brokerage, property management and construction revenues for the third quarter of 1999. Advantis brokered over 400 leasing and investment sales transactions valued at $250 million during the quarter and managed a portfolio of properties with approximately 20 million square feet of space.

     Other revenues of $3.2 million relate to equity in several joint ventures and additional management fees earned by the Company as compared to $0.9 million in 1998. Approximately $2.0 million relates to the Company's investment in Deerfield Park, LLC for the quarter ended September 30, 1999.

     Operating expenses in the commercial real estate segment were $21.1 million, an increase of $15.1 million from the prior year quarter. The increase resulted primarily from a $1.2 million increase in costs related to operating properties and the addition of Advantis expenses of $13.9 million. Advantis' expenses include commissions paid to brokers, property management expenses and construction costs. Other operating expenses related to asset management and administrative expenses totaled $7.2 million primarily due to systems conversion and increased overhead due to the growth of this segment.

     Depreciation and amortization rose by $2.3 million and is attributable primarily to goodwill amortization as a result of the acquisitions including the Advantis businesses of $0.7 million and increased depreciation due to buildings placed in service of $1.6 million.

     EBITDA totaled $7.4 million for the third quarter of 1999 and was comprised of $3.9 million from rental operations, $2.9 million from Advantis and $0.6 million from equity in joint ventures. EBITDA in the third quarter of 1998 of $6.4 million was derived primarily from rental operations and real estate sales.

NINE MONTHS ENDED SEPTEMBER 30

     For the nine months ended September 30, 1999 Gran Central sold real estate properties for gross proceeds of $50.4 million. The majority of the revenues were from the sale of two industrial parks, Gran Park at McCahill and Gran Park at Lewis Terminals, which resulted in a pre-tax gain of $10.4 million ($5.6 million, net of the effect of FECI's minority interest). These south Florida parks consisted of 10 buildings with 1.2 million square feet. As of September 30, 1999, the Company had 61 operating buildings with 6.0 million total rentable square feet in service. Approximately 2.0 million square feet of office and industrial space is under construction as of September 30, 1999. Additionally, approximately 1.6 million square feet is in the predevelopment stage and the Company is expected to commence construction on these properties during the remainder of 1999 through 2000.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $5.3 million to the commercial real estate segment's revenues during the first nine months of 1999. Land sales from the Company's investment in the Deerfield Park, LLC venture resulted in earnings to the Company of $4.7 million. There were earnings of approximately $0.9 million from investments in joint ventures in 1998.

     Revenues generated from rental operations increased to $39.7 million, a 24% increase from $32.1 million in 1998, primarily from increases in same store revenues totaling $5.5 million and new store revenues of $1.6 million. Revenues declined $2.1 million due to buildings sold this year. Other increases in miscellaneous rental revenues and recoverables accounted for $1.8 million. Operating revenues generated from Advantis totaled $43.0 million in 1999. Revenues from management fees totaled $1.9 million in 1999.

         Operating expenses in the commercial real estate segment increased $83.5 million to $99.5 million from $39.1 million in costs of real estate sales, an increase of $38.5 million from $0.6 million in 1998, $40.4 million in Advantis expenses, $13.8 million in costs related to operating properties, an increase of $1.6 million from $12.2 million in 1998 and $6.2 million general and administrative expenses, an increase of $3.0 million from $3.2 million in 1998. Advantis' expenses include commissions paid to brokers, property management expenses and construction costs.

     Depreciation and amortization rose by $4.8 million and is attributable to goodwill amortization as a result of the acquisitions including the Advantis businesses of $2.1 million and additional depreciation on operating properties of $2.7 million.

 EBITDA totaled $25.6 million for the nine months ended September 30, 1999 and was comprised of $6.1 million from sales of real estate, $12.1 million from rental operations, $0.2 million from earnings on investments in real estate developments and, $7.2 million from Advantis. EBITDA in 1998 totaled $12.4 million and was comprised primarily of EBITDA from rental operations.

FORESTRY
(In millions)

------------------------------------------------------------------------------------------
                                                   Three months ended    Nine months ended
                                                      September 30,        September 30,
------------------------------------------------------------------------------------------

                                                     1999       1998      1999       1998
                                                     ----       ----      ----       ----
------------------------------------------------------------------------------------------
Revenues                                             $7.8       $7.0      $21.8      $26.6
------------------------------------------------------------------------------------------
Operating expenses                                    4.7        3.1       13.4       14.7
------------------------------------------------------------------------------------------
Depreciation and amortization                         0.6        0.5        1.8        1.8
------------------------------------------------------------------------------------------
Other income (expense)                                9.4        1.0       10.9        1.8
------------------------------------------------------------------------------------------
Pretax income from continuing operations             11.8        4.4       17.5       12.0
------------------------------------------------------------------------------------------
EBITDA                                                3.7        4.4       10.4       13.3
------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30

     Total revenues for the forestry segment increased $0.8 million, or 12% in the third quarter of 1999 compared to 1998 due to an increase in timber sales which were $2.8 million higher in 1999. The increase in timber sales was offset by bulk land and timber sales which decreased $2.0 million from 1998. Total sales to Florida Coast Paper Company, LLC ("FCP"), the Company's major pulpwood customer, were $4.6 million (168,209 tons) in 1999 as compared to $2.7 million (90,237 tons) in 1998. Since August of 1998 the FCP mill has been shutdown and has filed for Chapter 11 bankruptcy protection. Without waiving the terms and conditions of the amended fiber supply agreement with FCP, the Company has been redirecting pulpwood from the FCP mill in Port St. Joe, Florida, to another mill at FCP's request. Sales to other customers increased to $3.0 million (113,600 tons) from $2.1 million (105,624 tons) a year ago. Market conditions improved in the third quarter of 1999, leading to more opportunities to sell timber to outside parties. The average sales price of timber sold increased to approximately $27 per ton in the third quarter of 1999 as compared to approximately $25 per ton in the third quarter of 1998.

     Operating expenses for the quarter increased $1.6 million, or 52% compared to 1998 due to increased harvest volumes. Cost of sales as a percentage of sales were lower in 1998 as compared to 1999 because the lump sum bid timber sales in 1998 caused increased sales of wood without cut and haul expenses.

     Other income for the third quarter of 1999 was $9.4 million, which included an $8.7 million gain from a land sale to the State of Florida with the assistance of The Nature Conservancy.



NINE MONTHS ENDED SEPTEMBER 30

     Total revenues for the nine months ended September 30, 1999 decreased $4.8 million to $21.8 million, or 18%, compared to the first nine months of 1998. Timber sales decreased $3.1 million and bulk land and timber sales decreased $1.7 million from the prior year nine-month period. Sales to FCP were $13.9 million (479,228 tons) in 1999 as compared to $15.4 million (533,819 tons) in 1998. Sales to other customers decreased $1.6 million in 1999 to $7.5 million (307,302 tons) as compared to $9.1 million (365,225) in 1998. In the first nine months of 1998, the Company conducted several lump sum bid timber sales to take advantage of favorable market conditions, which is not the case this year. Revenues in 1999 include bulk land and timber sales of $0.5 million, as compared to $2.2 million in bulk land and timber sales in 1998.

     Operating expenses for the first nine months of 1999 decreased $1.3 million, or 9%, as compared to the first nine months of 1998 due to the lower harvest volumes year to date. Cost of sales as a percentage of sales was lower in 1998 due to the lump sum timber sales in 1998, which do not incur cut and haul charges.

     Other income was $10.9 million for the nine months ended September 30, 1999 compared to $1.8 million for the nine months ended September 30, 1998. The 1999 amount included an $8.7 million gain from a timberland sale to the State of Florida with the assistance of The Nature Conservancy.



TRANSPORTATION
(In millions)

--------------------------------------------------------------------------------------------
                                                     Three Months Ended    Nine months Ended
                                                        September 30,         September 30,
--------------------------------------------------------------------------------------------

                                                       1999        1998       1999      1998
                                                       ----        ----       ----      ----
--------------------------------------------------------------------------------------------
Revenues                                              $50.4       $49.4    $149.7     $153.2
--------------------------------------------------------------------------------------------
Operating expenses                                     34.4        34.2     116.1      107.7
--------------------------------------------------------------------------------------------
Depreciation and amortization                           4.9         4.7      14.6       13.9
--------------------------------------------------------------------------------------------
Other income (expense)                                  0.3        (0.3)      0.4        0.2
--------------------------------------------------------------------------------------------
Pretax income from continuing operations               11.4        10.2      19.4       31.8
--------------------------------------------------------------------------------------------
EBITDA                                                  9.3         8.6      18.6       25.9
--------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30,

     Transportation operating revenues include the railway, trucking and telecom operations of FECI. These revenues increased $1.5 million, or 3%, to $48.6 million for the third quarter of 1999 as compared to $47.1 million in the third quarter of 1998. Railway revenues remained strong and more than offset the weakness in intermodal traffic with increases in all other categories of traffic. Aggregate traffic increased 4%, automotive traffic increased by 5%, and all other carload traffic increased 30% in the third quarter of 1999, as compared to the same period for 1998. Intermodal traffic declined 10% which is attributable to both the continued impact of the service redesign first implemented in 1998 of one of FECI's connecting carriers to stop marketing intermodal service to certain terminals and offshore transshipments of loads previously handled in Florida. Telecom's operating revenues were $1.6 million, up from $1.1 million in 1998 because of annual increases specified in lease renewals.

     Apalachicola Northern Railroad Company ("ANRR") operating revenues were $1.8 million reflecting a decrease in revenues of $0.5 million, or 22%, due to lost traffic due to the FCP mill shutdown and from lost traffic from ANRR's largest customer, Seminole Electric Cooperative, Inc. ("Seminole"). Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR has fully performed its obligations under the contract and is prepared to complete the contract term, which continues until November 2004 and has filed suit to enforce the contract. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic, but the railroad intends to operate a minimal schedule sufficient to provide service to existing customers.

     FECI's transportation segment's operating expenses increased $1.0 million, or 3% to $33.6 million, compared to $32.6 million in 1998, partially due to increased salaries and other overhead relating to new management and costs associated with the new telecom division. ANRR's operating expenses decreased $0.9 million commensurate with the reduction in their workforce and traffic.

NINE MONTHS ENDED SEPTEMBER 30

     FECI's transportation operating revenues decreased $0.2 million to $145.0 million for the nine months of 1999 as compared to $145.2 million for the nine months of 1998. The growth of all railway revenues groups offset the weakness in intermodal traffic noted already mentioned above. Also, during 1998, FECI recognized income of approximately $3.0 million in connection with a non-monetary exchange transaction whereby FECI received fiber cable optic rights.

     ANRR's operating revenues decreased $3.3 million, or 41% to $4.7 million in 1999 from $8.0 million.

     FECI's transportation segment's operating expenses increased $9.6 million, or 9% to $111.7 million, compared to $102.1 million in 1998. Exclusive of the special charges totaling $8.2 million, the increase of $1.4 million relates to increases in transportation's general and administrative expenses due to a new management team being put in place was offset partially by decreases in fuel and personal injury expenses. ANRR's operating expenses decreased $1.2 million commensurate with the reduction in their workforce and traffic.

     Excluding the effects of the special charges, pre-tax income from operations for the transportation segment would have been $27.6 million, of which $28.0 million was contributed by FECI's transportation segment and ($0.4) million was contributed by ANRR. Net EBITDA would have been $26.8 million for the nine months ended September 30, 1999, all contributed by FECI's transportation segment.

FINANCIAL POSITION

     In August 1998, the Company's Board of Directors authorized $150 million for the repurchase of the Company's outstanding common stock on the open market. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. As of September 30, 1999, the Company had repurchased 4,723,980 shares of its common stock at a cumulative cost of $108.3 million, with $53.7 million expended during 1999.

     For the nine months ended September 30, 1999, cash provided by operations was $59.5 million. During 1999, the Company received $152.5 million, net of closing costs of $1.8 million, from the proceeds of the sale of the Talisman land and farming rights. As of September 30, 1999, $37.1 million of the proceeds have been reinvested in real estate operations. Significant proceeds from investing activities were also received from the sales of Gran Central's industrial parks in the first quarter of 1999 and from sales of investment securities and from the timberland sale to the State of Florida. These proceeds will be reinvested into the Company's real estate operations. Capital expenditures totaled $220.7 million for the first nine months of 1999.

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

     As part of the project, the Company has been examining all software information technology ("IT") and non-IT systems which may have embedded technology. The project team's methodology for addressing both the IT and non-IT areas consists of five phases:

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

     Excluding the Company's FECI subsidiary, which is discussed separately below, management believes that the five phases are currently approximately 100%, 100%, 100%, 96% and 96% complete, and that all critical systems will be Year 2000 ready by the end of 1999.

     The Company expects to spend less than $1.0 million to address and modify Year 2000 problems, excluding FECI. Approximately $0.3 million has been spent by the Company through September 30, 1999.

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

     The Company is in the process of developing contingency plans for Year 2000 matters. These plans include identification of and communications with, mission critical vendors, suppliers, service providers and customers. These plans also include preparations for the Year 2000 event as well as for the potential problems that could occur with major suppliers or customers of the Company that could impact Company operations. These plans are substantially complete as of September 1999.

     The Company has been advised by FECI that its Year 2000 Project efforts have proceeded on schedule and that all systems are Year 2000 capable as of early November 1999.

     FECI expects to spend approximately $9.3 million for its Year 2000 effort of which approximately 90% has been committed or expended through early November, 1999. FECI has informed St. Joe that the Year 2000 problem is not expected to materially adversely affect its financial position, results of operations or liquidity. However, there can be no assurance that the systems or equipment of other parties which interact with FECI's systems will be compliant on a timely basis. FECI believes that the failure of systems or equipment of one or more of its key third parties or customers is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of FECI. Where appropriate, FECI continues to develop contingency plans in the event that FECI's key third parties do not become Year 2000 compliant on a timely basis, which effort includes the modification of existing disaster recovery plans. FECI's management continues to make every effort to ensure that the Year 2000 problems will not have any adverse affect on FECI's daily operations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.01    Distribution and Recapitalization Agreement
         10.02    Indemnification Agreement
         10.03    Master Agreement

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


                                 The St. Joe Company


Date: November 11, 1999          /S/ Peter S. Rummell
                                 ------------------------------
                                     Peter S. Rummell
                                     Chairman of the Board and
                                     Chief Executive Officer



Date: November 11, 1999          /S/ Kevin M. Twomey
                                 ------------------------------
                                     Kevin M. Twomey
                                     President and Chief Financial Officer



Date: November 11, 1999          /S/ Michael N. Regan
                                 ------------------------------
                                     Michael N. Regan
                                     Senior Vice President, Finance and Planning



Date: November 11, 1999          /S/ Janna L. Connolly
                                 -----------------------------
                                     Janna L. Connolly
                                     Controller