Form 10-K
period 1999-12-31
ST JOE CO
filed 2000-03-22
CIK 745308

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K. or any amendment to this Form 10-K [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price on March 10, 2000 was approximately $855,584,000.

     As of March 10, 2000, there were 91,697,811 shares of Common Stock, no par value issued and 85,230,351 shares outstanding with 6,467,460 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000 (the "Proxy Statement") are incorporated by reference in Part III of this Report Other documents incorporated by reference in this Report are listed in the Exhibit Index.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     As used throughout this Form 10-K Annual Report, the terms "St. Joe," "Company" and "Registrant" mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

     St. Joe was organized as a Florida corporation in 1936 by the executors of the estate of Alfred I. duPont, a descendant of the Delaware family that founded the duPont Company, to implement Mr. duPont's plans to establish a paper company in northwest Florida. Over the years, St. Joe, then known as St. Joe Paper Company, expanded into other lines of business primarily by acquiring companies whose assets the Company perceived to be undervalued, such as railroads, banks, a sugar company, a communications company and corrugated box factories.

     The Company, headquartered in Jacksonville, Florida, is now one of the Southeast's largest real estate operating companies. St. Joe provides a broad range of real estate services to meet both residential and commercial real estate needs. The Company is one of the few real estate operating companies to have assembled the range of real estate, financial, marketing and regulatory expertise to take a large-scale approach to real estate development and services.

     St. Joe is the single largest private landowner in the state of Florida. The Company owns more than one million acres, which is approximately 3% of the land area of the state of Florida. Most of the land is timberland, land suitable for future development or developed property.

     The Company conducts primarily all its business in six operating segments. These are:

        - Community Residential Development

        - Residential Real Estate Services

        - Commercial Real Estate Development and Services

        - Forestry

        - Land Sales

        - Transportation

     In 1999, the Company started a hospitality development group.

     The Company's businesses are concentrated in Florida and the state's economic health and growth rate will be important factors in creating demand for the Company's products and services.

     The Company's real estate operations are cyclical and are affected by local demographic and economic trends and the supply and rate absorption of new construction.

     The Florida economy is growing faster than the national average in many categories. Florida ranks third nationally in terms of annual percentage change in employment. Five of the top fifteen fastest growing metropolitan areas in the United States are located in Florida. The number of building permits issued in Florida for construction of new residential dwellings continues to increase and sales of existing homes exceed the national average.

     Management expects Florida's economic and population growth to continue and believes that the Company is well positioned to benefit from increasing demand for housing as well as office and industrial space in the Florida real estate market.

     St. Joe's strategic plan calls for accelerating its core real estate operations. In order to aggressively optimize the value of the Company's substantial asset base, St. Joe is focused on increasing the pace of development, which may include joint ventures and opportunistic acquisitions. The Company does not currently plan to enter new business lines. St. Joe's goal is to unlock value, to build on the Company's core real estate strengths and to build new strengths in those areas where St. Joe may have unique new management expertise, areas such as resorts and hospitality. The Company is focused on key markets in the Southeast, primarily Florida.

     To implement this strategy, the Company has begun to divest its non-core business segments.

        - In 1996, the Company sold the stock of St. Joe Communications and St. Joe's interest in three cellular limited partnerships, as well as the Company's linerboard mill and container plants.

        - In early 1999, with the assistance of The Nature Conservancy, the Company completed the sale of its sugar assets for $152.5 million.

        - In October 1999, the Company announced plans to spin-off its 54% equity interest in Florida East Coast Industries, Inc. ("FECI") to its shareholders in a recapitalization transaction. The transaction is expected to be completed late in the second quarter or early in the third quarter of 2000. The transaction is subject to a number of conditions, including the receipt of a satisfactory private letter ruling from the Internal Revenue Service ("IRS") as to the tax-free status of the spin-off.

        - In addition, in October 1999, the Company entered into a forward sale transaction with a major financial institution that, in effect, provided for the monetization of its long-held portfolio of equity investments. The Company received approximately $111.1 million in cash. The Company must settle the transaction by October 15, 2002 by delivering either cash or a number of the equity securities to the financial institution.

COMMUNITY RESIDENTIAL DEVELOPMENT

     In the community residential development segment, the Company develops large-scale, mixed-use communities primarily on Company-owned lands. The Company's land holdings include large tracts near Tallahassee, the state capital, and in northwest Florida. These tracts include significant Gulf of Mexico beach frontage which is suited for residential, resort and second-home communities. This large, established land inventory provides an advantage over competitors that must purchase real estate at current market prices before beginning projects. Development of master-planned communities is a long-term endeavor, with build-out typically occurring over a five- to fifteen-year period. The Company also develops smaller scale residential communities that make productive use of existing Company assets and acquired land.

     Since November 12, 1997, the Company has been a 74% partner with a joint venture consisting of JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. in St. Joe/Arvida Company, L.P., ("St. Joe/Arvida"). The principal assets of St. Joe/Arvida are the "Arvida" name, proprietary information systems and the Arvida management team. The Company directs its residential development efforts through St. Joe/Arvida and conducts the majority of its residential development activity under the Arvida trademark.

     In April 1999, the Company acquired all the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. Saussy Burbank builds approximately 300 homes a year, primarily in Charlotte, Asheville, and Raleigh, North Carolina.

     The community residential development segment generated revenues in 1999 from the sales of developed homesites, the sale of housing units built by the Company, management fees and rental income, and investments in limited partnerships and other affiliates.

     The Company directs the conceptual design, planning and permitting process for each new community. The Company then constructs or contracts for the construction of the infrastructure for the community. The Company markets and sells developed homesites and builds, markets and sells finished housing units.

     In December 1998, the Company acquired approximately 26% of the outstanding limited partnership interests in Arvida/JMB Partners, L.P. ("Arvida/JMB"). The partnership's assets consist primarily of land that is being developed into five master-planned communities. Three of the communities are in Florida, one is near Atlanta, and one is in Western North Carolina. The principal master planned community in the portfolio is Weston located in Broward County in South Florida.

     As of December 31, 1999, St. Joe/Arvida was developing over twenty residential or resort communities in various stages of planning and development, including five owned by Arvida/JMB.

     The following communities are being developed on lands owned by the Company or to be acquired by the Company:

          WaterColor is located on the beaches of the Gulf of Mexico in south Walton County, Florida. WaterColor is situated on approximately 499 acres. All three phases of WaterColor have been approved under Florida's Development of Regional Impact ("DRI") permitting process. St. Joe/Arvida intends to build homes and sell developed homesites in WaterColor. Sales began in March 2000. At full build-out, the community is planned to include approximately 1,100 residences, a beach club, tennis club, boathouse, sixty room inn, 100,000 square feet of commercial space, dune walkovers and boardwalks and a lakefront park. Construction on phase one of the project commenced in September, 1999. Plans for phase one include 212 residential units, 20,000 square feet of retail and commercial space, a beach club, a tennis club and boathouse. An on-site welcome center opened in the first quarter of 2000.

          SouthWood is located in southeast Tallahassee, Florida. SouthWood is situated on approximately 3,186 acres. Plans for SouthWood include approximately 4,250 homes and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Over thirty-five percent of the land is designated for greenspaces including a 123-acre central park. The community will also feature a major education center. The DRI for SouthWood was approved by city and county officials in May 1999. Construction of infrastructure as well as commercial and retail projects is scheduled to commence in 2000.

          Victoria Park is located in Volusia County in central Florida. Victoria Park is situated on approximately 1,859 acres being acquired by the Company near Interstate 4 in Deland, Florida west of Daytona Beach, Florida. Plans for Victoria Park include approximately 3,800 single and multi-family units with a traditional town center. The DRI has been approved, all local permits have been issued and a permit from the U.S. Army Corps of Engineers is currently being processed. A new elementary school is scheduled to open adjacent to Victoria Park for the 2000-2001 school year.

          WaterSound is located in Walton County, Florida, approximately three miles east of WaterColor. WaterSound includes over one mile of beachfront on the Gulf of Mexico. Preliminary plans for WaterSound include a resort hotel, beach club, St. Joe/Arvida built homes, condominiums and homesites. Sales and construction in phase one is expected to commence in the third quarter of 2000.

          RiverTown is located in St. Johns County in northeast Florida, just south of Jacksonville, Florida along the St. Johns River. RiverTown is situated on approximately 4,300 acres. In late 1998, the Company sold 120 acres in RiverTown to the St. Johns County School Board to be used as a site for a new high school. This school is scheduled to open for the 2000-2001 school year. In the fourth quarter of 1999, St. Joe filed an application for a Planned Rural Development (PRD) for riverfront homesites in RiverTown. In January, 2000, the Company obtained approval to develop the first 23 riverfront homesites. Sales are expected to commence in the third quarter of 2000.

          Bay New Town is located in Walton and Bay Counties, Florida. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

          St. Joe Beach is located in Gulf County, Florida. St. Joe Beach includes approximately 3.5 miles of beachfront property. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

          Mexico Beach is located in Bay County, Florida. Mexico Beach includes more than three-quarters of a mile of beachfront property. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

          The Retreat is located on the beaches of the Gulf of Mexico in south Walton County, Florida. The Retreat includes 90 single-family homesites on 87 acres. As of December 31, 1999, 86 lots had been sold or were under contract.

          Summerwood is located in Panama City Beach, Florida. Summerwood includes 222 homesites being developed in three phases. Phases two and three include 154 housing units now under development. Sixty-six of the 68 lots in phase one and 45 lots in phase two have been sold. Development of phase three is scheduled to commence in the first quarter of 2000.

          James Island is located in Jacksonville, Florida, near Interstate 95 and new elementary and middle schools. James Island is situated on approximately 194 acres recently acquired by the Company. At full build-out the community is expected to include approximately 365 housing units. Phase one of James Island opened in the spring of 1999. Phase two opened in December 1999. As of December 31, 1999, 95 homes had been sold.

          Woodrun is located in the Lynn Haven area of Panama City, Florida. Woodrun includes 51 single-family homesites situated around an environmental preserve. As of December 31, 1999, 13 homesites had been sold.

          The Hammocks is located in the Lynn Haven area of Panama City, Florida. The Hammocks is situated on approximately 189 acres. This new community is in the planning stage. Development is expected to begin in the second quarter of 2000.

          Camp Creek Golf is located in Walton County, Florida, approximately four miles east of WaterColor. Plans include 36 holes of golf, with the potential to add fairway cottages. Construction of the first 18 hole golf course, designed by Tom Fazio, is expected to begin in the second quarter of 2000.

          St. Johns Golf and Country Club is located in St. Johns County, Florida. St. Johns Golf and Country Club is situated on property being acquired by the Company. The community is expected to be planned to include a total of 799 housing units and an 18-hole championship golf course. Most homes will be adjacent to golf, conservation land, lakes, or natural wooded areas. Construction of infrastructure is scheduled to commence in the first quarter of 2000.

          Driftwood is located in Franklin County, Florida. Driftwood consists of 27 homesites. Site development started in the fourth quarter of 1999 and sales in the first quarter of 2000.

          St. James Island is located in Franklin County, Florida. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

          Perico Island is located in Manatee county, Florida. Perico Island is to be situated on approximately 220 acres under contract to be acquired by the Company. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

     Several of the planned developments described above are in the midst of the entitlement process or are in the planning stage. No assurances can be given that the necessary entitlements for development will be secured, that any of the Company's projects can be successfully developed, if at all, or that they can be developed in a timely manner. It is not feasible to estimate project development costs until entitlements have been obtained. As is typical of large-scale development projects, development of these tracts could require significant infrastructure development costs and may raise environmental issues that require mitigation.

RESIDENTIAL REAL ESTATE SERVICES

     In July 1998, St. Joe purchased Arvida Realty Services ("ARS"), formerly known as Prudential Florida Realty. ARS is Florida's largest independent residential real estate brokerage company and the fifth largest in the nation. ARS has over 95 offices throughout Florida, more than 3,000 licensed sales professionals and approximately 600 employees affiliated with the company.

     ARS offers a complete array of real estate services, including residential real estate sales, relocation services, asset and property management, title and mortgage services, annual and seasonal rentals and international real estate marketing.

     ARS's operations are seasonal with the volume of transactions increasing in the spring and summer, which corresponds to the increase in housing relocations. This seasonality is somewhat offset by the vacation home (second home) market which is active in the winter months.

     ARS generated revenue in 1999 by closing on 34,526 units, representing $6.54 billion in sales volume.

COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES

     The Company's commercial real estate segment develops and manages office, industrial and retail properties throughout the Southeast United States.

     This segment generated revenues in 1999 from rentals on properties owned by the Company, including Gran Central Corporation ("GCC"). Revenues were also generated in 1999 from property management fees, development fees, sales of developed properties and investments in partnerships and other affiliates.

     Effective as of January 1, 1998, the Company entered into an Asset Management Agreement with GCC, a wholly owned subsidiary of Florida East Coast Industries, Inc. ("FECI"), pursuant to which the Company assumed the management, including permitting, development planning, construction oversight, operation and leasing of GCC's real estate. GCC pays the Company fees for these services based on market rates. The Company owns 54% of the common stock of FECI.

     The Company has announced it plans to spin-off its interest in FECI to its shareholders in a recapitalization transaction. The spin-off will eliminate the Company's ownership interest in GCC's commercial and industrial real estate. At the closing of the transaction, various service agreements between the Company and GCC will become effective. Under the terms of these agreements, which will extend for up to three years after the closing of the transaction, GCC will continue to retain the Company to develop and manage certain commercial real estate holdings of GCC. The Company also expects to develop properties with GCC on GCC owned lands and on Company owned lands through future joint venture agreements with GCC. The Company expects GCC to pay fees for these services based upon market rates.

     Development. The Company directs the conceptual design, planning and permitting process for each new development. The Company then constructs or contracts for the construction of the infrastructure and building. The Company generally receives a development fee equal to a percentage of the cost of the project. The amount of the fee depends on the type and location of the project.

     The Company has entered into strategic partnerships that allow it to provide development services in certain competitive markets. In February 1998, the Company acquired a one-third interest in Codina Group, Inc. ("CGI") In March 2000, CGI bought back Duke-Weeks Realty Corporation's one-third interest in CGI. As a consequence, the Company now owns one-half of CGI. CGI develops commercial properties for the Company in the south Florida market. The Company has also formed a 50/50 partnership with Means Knaus LLC ("Means Knaus"), a Texas developer, to develop commercial properties in the Dallas and Houston, Texas markets.

     During 1999, the Company completed construction of twelve properties totaling approximately 2 million square feet of new space, including 1.2 million square feet constructed for GCC.

     At December 31, 1999, the Company had seven properties totaling approximately 1.1 million square feet under construction, including 500,000 square feet constructed on behalf of GCC.

     In 1999, the Company developed the expansion of the corporate campus for HomeSide Lending, an international mortgage banking company. The new three-story, 137,000-square-foot office building is immediately adjacent to HomeSide's existing headquarters in south Jacksonville, Florida. The new building is a state-of-the-art "smart building" located on approximately fifteen acres fronting Interstate 95. This build-to-suit project was completed in September 1999. This building was sold by the Company in February, 2000.

     The Company's development operations, combined with the Company's tax strategy to reinvest asset sales proceeds into "like-kind" properties, have created a portfolio of rental properties totaling 1.3 million square feet. With properties in Florida and Texas, the portfolio's occupancy at December 31, 1999 is at 64%.

     As part of the Company's tax strategy to reinvest the proceeds from asset sales into qualifying like-kind properties, in December 1999 the Company acquired three office properties in Tampa, Florida area for $28.5 million. These properties comprise approximately 290,000 square feet and are currently over 95% leased.

     Projects developed and currently being held for lease by the Company include:

          CNL Center: The Company, in 50/50 partnership with CNL Realty Group ("CNL") completed construction in November 1999 of a new 14-story, 346,000-square-foot building in downtown Orlando. The project is located off Interstate 4, adjacent to City Hall and a portion of which is being leased by CNL as its corporate headquarters.

          Millenia One: The Company, in 50/50 partnership with CNL, completed construction in the fourth quarter of 1999 of the first building at Millenia Park, a new corporate campus in Orlando, Florida. This Class-A building is a six-story, 158,000 square foot office building. The site is located on 31 acres fronting Interstate 4. Plans include four buildings totaling 750,000 square feet of Class-A office space.

          Westchase Corporate Center: The Company, in 50/50 partnership with Means/Knaus, developed a six-story Class-A 185,000-square-foot office building located on a 5.4-acre tract in Houston, Texas. The building has frontage along Richmond Avenue, two blocks east of the Westbelt. The project was completed in the fourth quarter of 1999.

     The Company's strategy includes acquiring land positions in its targeted markets to enable it to continue its development of commercial properties including build-to-suit opportunities. At December 31, 1999, the Company, exclusive of GCC, owned approximately 230 acres of land with entitlements for future development of approximately 5.7 million square feet of commercial property.

     Projects being developed by the Company include:

          355 Alhambra: The Company, in partnership with Armando Codina, individually, is developing a 16-story, 224,000-square-foot, Class-A office building at 355 Alhambra in Coral Gables, Florida. CGI is the construction, leasing and management company for this development. Construction is scheduled to be complete in the fourth quarter of 2000.

          NCCI: The Company is developing the build-to-suit headquarters for NCCI, Inc. (National Council of Compensation Insurance) in Boca Raton, Florida. The 310,000-square-foot, Class-A office building is under construction. It was one of Florida's largest build-to-suit projects in 1999.

          Glenlake: In 1999, the Company acquired 18 acres at Glenlake in Atlanta, Georgia. This property includes entitlements for approximately one million square feet of office space as well as a 450-room hotel. The site is located in Atlanta's Central Perimeter submarket, just west of Georgia
     400. The first office building is currently in the design and planning process. Construction may commence in 2000.

          Deerfield: The Company is an approximate 38% equity partner in Deerfield Park, LLC, which owns a 550-acre mixed-use community, located at the Windward Parkway and GA 400 interchange in the North Fulton area of Atlanta, Georgia. The Company, in a 50/50 joint venture with Hines Interests, LP, is developing Deerfield Commons within Deerfield. Phase one includes a four-story, 120,000 square foot Class-A, corporate office building. Construction commenced in the third quarter of 1999.

          Pier Park: Pier Park is to be situated on approximately 275 acres. The property is to be developed jointly with Panama City Beach, Florida. Pier Park is planned to include retail, dining and entertainment components.

     Projects managed and/or being developed by the Company for GCC include:

          Gran Park at SouthPark: Development plans for this GCC multi-use corporate campus in Orlando, Florida include eight buildings totaling approximately 900,000 square feet. Three buildings totaling 429,000 square feet have been constructed and three others totaling approximately 400,000 square feet are currently under construction.

          Gran Park at Deerwood Park North: St. Joe is managing and developing GCC's Deerwood Park North project in Jacksonville, Florida. The Company plans to develop four Class-A office buildings for a total of 513,000 square feet. Building one is a five-story, 138,000-square-foot office building that was completed in the third quarter of 1999.

          Gran Park at Jacksonville: St. Joe is developing for GCC a new one-million-square-foot business park in Jacksonville for a major tenant, Bombardier Capital Inc. This project, which was launched in the third quarter of 1998, is a component of GCC's Gran Park at Jacksonville. Bombardier leased all of the first 125,000-square-foot building and has options for up to 500,000 additional square feet.

          Beacon Pointe at Weston: GCC entered into a venture with Duke-Weeks Realty Corporation to develop four office buildings totaling approximately 375,000 square feet and a hotel site on GCC property located in the Weston Park of Commerce in west Broward County, Florida. The first 100,000-square-foot Class-A office building was completed in the third quarter of 1999.

          Gran Park at Beacon Station: Beacon Station is located near Miami International Airport and entitled for 6.5 million square feet of office and industrial space. Construction has commenced on a 101,000 square foot build-to-suit office building for Union Planters Bank.

     Service. The Company provides property management services for projects owned by GCC and others. The Company generally receives a property management fee equal to a percentage of the gross rental revenues of a managed building or project. The amount of these fees depends on the type and location of the building or project.

     The Company provides commercial real estate services through Advantis. Advantis was formed in early 1999 by combining the businesses of Goodman Segar Hogan Hoffler, L.P. and Florida Real Estate Advisors, Inc., firms acquired by the Company in late 1998. Advantis provides a full array of services for its clients including brokerage, property management and construction management. During 1999, Advantis acquired additional commercial real estate firms at a total purchase price exceeding $9 million. These firms were located in the Atlanta, Georgia, Washington DC and Tallahassee, Florida markets.

     The Company, through Advantis and CGI, provides property management services for GCC properties pursuant to the Asset Management Agreement and expects to continue to provide such services once the spin-off is completed pursuant to a Property Management Agreement. At December 31, 1999, GCC's portfolio totaled 5.2 million square feet with an occupancy of 85%.

     A summary of properties managed for GCC and others follows:

                                                               RENTABLE
STATE                                                         SQUARE FEET
-----                                                         -----------
Florida.....................................................  18,825,000
Virginia....................................................  10,843,000
North Carolina..............................................   1,751,000
Georgia.....................................................     882,000
Washington, DC area.........................................     339,000
                                                              ----------
                                                              32,640,000
                                                              ==========

                                                               RENTABLE
MANAGEMENT TYPE                                               SQUARE FEET
---------------                                               -----------
Office property.............................................  13,588,000
Industrial property.........................................   9,244,000
Retail property.............................................   6,025,000
Facilities management.......................................   1,398,000
Asset management............................................   1,262,000
Residential property........................................   1,123,000
                                                              ----------
                                                              32,640,000
                                                              ==========

ST. JOE LAND COMPANY

     This segment was created in 1999 to facilitate timberland sales at higher prices than would be received with bulk timberland sales. This segment markets parcels which are typically between five and 5,000 acres. This land is from a portion of the timberlands long-held by St. Joe in northwest Florida and southwest Georgia that consist of forests and meadowlands with frontage on rivers, lakes and bays. These parcels are being marketed as large secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses. The Company believes that there is an opportunity to create additional value on over 200,000 acres of its timberland that are not included in the Company's current development plans. The vast majority of the holdings marketed by St. Joe Land Company will continue to be managed as timberland until sold.

     This segment generated revenues in 1999 from the sale of 19 parcels of land totaling 1,018 acres.

ST. JOE HOSPITALITY

     In October 1999, St. Joe created this segment as part of the Company's core real estate business. This new business unit will act as a developer of hospitality real estate projects including hotels, resorts and timeshare facilities. St. Joe Hospitality intends to develop hotels at two St. Joe residential projects at WaterColor and WaterSound in northwest Florida. St. Joe Hospitality intends to offer fee-based development services for the hospitality industry and will seek equity partners for St. Joe hotel projects planned for northwest Florida. The newly formed unit is now working on projects under preliminary development agreements in several resort markets.

FORESTRY

     The segment focuses on the management and harvesting of the Company's extensive timberland holdings. The Company grows, harvests, and sells timber and wood fiber. The Company is the largest private holder of timberlands in Florida, with more than 700,000 acres of planted pine forests, primarily in northwestern Florida, and an additional 300,000 acres of mixed timberland, wetlands, and lake and canal properties. The Company's timberlands also stretch into southern Georgia.

     This segment generated revenues in 1999 from the sale of pulpwood and bulk land and timber sales.

     St. Joe estimates that its standing pine inventory on December 31, 1999, totaled 11.4 million tons and its hardwood inventory totaled 6.06 million tons. The timberlands are harvested by local independent contractors pursuant to agreements that are generally renewed annually. St. Joe's principal forestry product is softwood pulpwood. The company also grows and sells softwood and hardwood sawtimber.

     Many of the Company's timberlands are located near key transportation links including roads, waterways and railroads, allowing the Company to deliver fiber to its customers on a cost-efficient basis.

     In 1998, the Company renegotiated its 15-year supply contract with Florida Coast Paper, LLC ("FCP"), the purchaser of the Company's former paper mill in Port St. Joe, Florida, to allow it to supply pulpwood to the mill at a level (700,000 tons per year beginning June 1, 1998) significantly lower than historical levels. The Company sought to reduce its obligation to supply pulpwood under the agreement in order to extend growing periods for certain portions of its timber. FCP ceased operations on August 15, 1998 due to market conditions resulting from the Asian economic collapse. In late November 1998, the Company resumed wood fiber deliveries to FCP, which are being shipped to another mill in Panama City, Florida at that mill's expense. FCP has filed for Chapter 11 bankruptcy protection.

     St. Joe maintains a nursery and research facility in Capps, Florida, which grows seedlings for use in reforestation of its lands. The nursery conducts research to produce faster growing, more disease-resistant species of pine trees, and produces seedlings for planting on Company-owned plantations. In addition, the Company, in cooperation with the University of Florida, is doing experimental work in genetics on the development of superior pine seed.

     St. Joe's strategy in its forestry segment is to increase the average age of its timber by extending growing periods before final harvesting in order to capitalize on the higher margins of older-growth timber. The Company intends to extend growing periods for its softwood forest from a historical average of approximately 18-22 years to approximately 28-30 years. This change is expected to shift the Company's product mix from approximately 85% pulpwood and 15% higher-margin products in 1997 to approximately 60% pulpwood and 40% higher-margin products by 2005. This strategy should ultimately increase the revenues and returns of the Company's timber operations when a sustainable harvest of older-growth timber is achieved, although there can be no assurances in this regard. The Company will also seek to maximize sustainable harvest volumes through the continued use and development of genetically improved seedlings, soil mapping, extensive fertilization, vegetation control, thinning and selective harvesting practices.

     As part of its strategy to maximize the cash flows from its timberlands, the Company engages in several business activities complementary to its land holdings. The Company leases approximately 900,000 acres of its timberlands to private clubs and state agencies for hunting

     St. Joe previously announced that it intended to sell approximately 800,000 acres of its northwest Florida timberlands. The first 100,000 acres were offered for sale on March 1, 1999. Under the Company's development plans, none of the timberlands to be offered for sale has significant real estate development potential in the next 15 to 20 years. The sales of additional parcels, typically 100,000 acres, were to be grouped, sized and timed in order to seek maximum value. The Company was under no time constraints as to when it sold the timberland, so all sales were to be subject to an acceptable bid including price, terms and conditions. During the third quarter of 1999, the Company sold 13,275 acres of timberland for approximately $9.9 million, or $743 per acre, which resulted in a gain of $8.7 million. However, pending improved timberland market conditions and an evaluation of potential new markets, the Company has suspended its plans to sell additional large parcels. Market conditions have weakened largely due to mill closures, low pulp prices and competitive sales efforts by other parties on three million acres of timberland in the region.

TRANSPORTATION

     The Company owns 54% of the common stock of FECI. The Company has announced it plans to spin-off its interest in FECI to its shareholders in a recapitalization transaction. The spin-off will eliminate the Company's ownership interest in FECR.

     FECI's subsidiary, Florida East Coast Railway Company ("FECR"), operates a railroad along 350 miles of main line track between Jacksonville and Miami and along 91 miles of branch track between Ft. Pierce and Lake Harbor, Florida. FECR has the only coastal right-of-way between Jacksonville and West Palm Beach, Florida and is the exclusive rail-service provider to the Port of Palm Beach, Port Everglades and the Port of Miami. To complement and facilitate its railroad operations, FECR also provides drayage and interstate trucking services through its wholly owned subsidiary International Transit, Inc. ("ITI").

     At Jacksonville, FECR connects with Norfolk Southern Corporation and with CSX Transportation, Inc. FECR relies upon both of these carriers for Florida-bound rail freight traffic that originates elsewhere in the United States. FECR is a terminating railroad and, consequently, does not receive traffic from one railroad to be passed over its track to another railroad. Because all of FECR's traffic either originates in or is bound for Florida, FECR's revenues fluctuate with economic conditions in Florida.

     In 1999, FECR principally transported automotive vehicles, aggregates, cement, trailers-on-flatcars, containers-on-flatcars and basic consumer goods such as foodstuffs. Movement is relatively stable throughout the year with heaviest traffic ordinarily occurring during the first and last quarters of the year.

     Florida East Coast Telecom, Inc. ("FECT"), FECI's telecommunication subsidiary, controls 12,600 fiber miles of "dark fiber" fiber optic cable, as well as telecommunications conduit comprising a 780-mile "telecommunication loop" that will reach 12 of Florida's 15 largest population centers and 73% of its total population. FECT has begun to implement a strategy which includes the swapping of its Florida fiber assets to expand its reach, selling dark fiber and marketing newly lit bandwidth. The spin-off will eliminate the Company's ownership interest in FECT.

     The Company also owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad operating between Port St. Joe and Chattahoochee, Florida, where it connects with an unaffiliated carrier. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. Although it is a common carrier, most of ANRR's business in recent years consisted of carrying coal from Port St. Joe to Chattahoochee pursuant to a contract with Seminole Electric Cooperative, Incorporated ("Seminole") and carrying wood chips, pulpwood and linerboard used or produced at FCP's paper mill in Port St. Joe, Florida. On August 15, 1998 the FCP mill shutdown and is not expected to reopen in the near term. The other items carried by ANRR are chemicals, stone and clay products and recyclable items.

     In 1982, ANRR entered into a coal contract with Seminole. In January 1999, Seminole halted shipments of coal and Seminole also filed a lawsuit in circuit court in Gulf County, Florida, seeking to terminate its contract with ANRR. Management believes it has fully performed its obligations under the contract and is prepared to complete the contract term. Pending resolution, ANRR's workforce has been reduced significantly, commensurate with its loss in traffic.

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

     The DRI review process includes an evaluation of the project's impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local environmental, zoning and community development agencies and authorities. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and there are no assurances as conditions, standards or requirements may be imposed on a developer with respect to a particular project. The DRI approval process is expected to have a material impact on the Company's real estate development activities in the future.

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

     The Company's ownership and development of real estate are subject to extensive and changing federal, state and local environmental laws, the provisions and enforcement of which may become more stringent in the future. Pursuant to those laws, the owner or operator of real estate may be required to perform remediation regardless of whether it caused the contamination. The sale or development of properties may also be restricted due to environmental concerns, the protection of endangered species, or the protection of wetlands. In addition, violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination at or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future relating to the real estate operations.

     ARS is subject to regulation by the Florida Real Estate Commission and must comply with federal, state and local laws and regulations governing the marketing of residential real estate including but not limited to licensing, disclosure and anti-discrimination.

     Advantis is subject to regulation in the states in which it operates and must comply with all federal, state and local laws and regulations governing the marketing and management of commercial real estate including but not limited to licensing, disclosure and anti-discrimination.

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

     Transportation. Both FECR and ANRR are subject to regulation by the Surface Transportation Board of the U.S. Department of Transportation and, in some areas, the State of Florida. These governmental agencies must approve, prior to implementation, changes in areas served and certain other changes in operations of FECR and ANRR.

     The Company's transportation operations are subject to extensive local, state and federal environmental laws and regulations, including the federal Clean Air Act, CERCLA and various other state and local environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company's present and historic ownership and operation of real property, including yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning up a site at which it has disposed (intentionally or unintentionally by virtue of, for example, an accident, derailment or leak) or to which it has transported hazardous substances. The Company is currently involved in various remediations of properties relating to its transportation operations. In addition, FECR, along with many other companies, has been named a potentially responsible party in proceedings under Federal statutes for the clean up of designated Superfund sites at Hialeah, Florida and Jacksonville, Florida. Based on presently available information, the Company does not believe that the costs of addressing any known environmental issues relating to its transportation operations will be material. However, the future cost of complying with environmental laws and containing or remediating contamination cannot be predicted with any certainty, and there can be no assurances that such liabilities or costs would not have a material adverse effect on the Company in the future.

FORWARD LOOKING STATEMENTS

     From time to time, the Company has made and will make "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report, including in the MD&A section, contains forward-looking statements. The Company may also make forward-looking statements in our other documents filed with the SEC and in other written materials. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

     Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its other documents filed with the SEC and in other written materials

     All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. In particular, discussions regarding the size and number of commercial buildings, residential units, development timetables, development approvals and the ability to obtain approvals, anticipated price ranges of developments, the number of units that can be supported upon full build-out of development, and the absorption rate and expected gain on land sales are forward-looking statements.

     In addition, the occurrence or non-occurrence of the recapitalization, the exchange and the spin-off of the Company's interest in FECI depends on the satisfaction of a number of conditions among which are the Company's receipt of an Internal Revenue Service ruling concerning the tax-free status of the spin-off and the FECI shareholders' approval of the recapitalization. The anticipated benefits of the recapitalization, the exchange and the spin-off may be affected by (1) general economic conditions; (2) economic developments that have a particularly adverse effect on the Company or FECI and; (3) conditions in the securities markets on which the Company's and FECI's securities trade.

     Such statements are based on current expectations and are subject to certain risks discussed in this report and in our other periodic reports filed with the SEC. Other factors besides those listed in this report or discussed in the Company's other reports to the SEC could also adversely affect the Company's results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.

RISKS RELATING TO REAL ESTATE OPERATIONS

     Market Risks. There can be no assurance that the U.S. economy, in general, or the economy of the Southeast in particular, will continue to experience positive growth rates or that the United States, in general, or the Southeast in particular, will not be affected by a recession in the future. Certain significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) would generally not be reduced if an economic downturn caused a reduction in revenues from the Company's properties.

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

     Joint Venture Risks. The Company has entered into certain joint venture relationships and may initiate future joint venture projects as part of its overall development strategy. A joint venture may involve special risks associated with the possibility that (i) the venture partner at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) the venture partner may take actions contrary to the instructions or requests of the Company, or contrary to the Company's policies or objectives with respect to its real estate investments, or (iii) the venture partner could experience financial difficulties. Actions by the Company's venture partners may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. In addition, the Company's joint venture partners may dedicate times and resources to existing commitments and responsibilities.

     The Florida Economy. The Company's businesses are concentrated in Florida and the state's economic health and growth rate will be important factors in creating demand for the Company's products and services.

     The Company's real estate operations are cyclical and are affected by local demographic and economic trends and the supply and rate absorption of new construction.

     Management expects Florida's economic and population growth to continue and believes that the Company is well positioned to benefit from increasing demand for housing as well as office and industrial space in the Florida real estate market.

COMPETITION

     Real Estate. The real estate industry is generally characterized by significant competition. The Company plans to continue to expand through a combination of residential and commercial developments throughout the southeast but concentrated in Florida where the acquisition and/or development of property would, in the opinion of management, result in a favorable risk-adjusted return on investment. There are a number of residential and commercial developers and real estate services companies that compete with the Company in seeking properties for acquisition, resources for development and prospective sellers, purchasers and tenants. Competition from other real estate developers and real estate service companies may adversely affect the Company's ability to sell homes, to attract sellers and purchasers and to attract and retain tenants. The Company may compete with other entities that have greater financial and other resources than the

Company. There can be no assurance that the existence of such competition could not have a material adverse effect on the Company's business, operations and cash flow.

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

EMPLOYEES

     The Company (excluding FECI related companies) has approximately 1,400 employees. Some ANRR employees are covered by collective bargaining agreements that set wage levels and establish work rules and working conditions. The Company considers its relations with its employees to be good. These employees work in the following segments:

-    Residential real estate.....................................    122
-    Residential real estate services............................    600
-    Commercial real estate......................................    504
-    Forestry....................................................     33
-    Transportation..............................................     18
-    Other -- including corporate................................    113

     At December 31, 1999, FECI employed approximately 1,058 people.

ITEM 2.  PROPERTIES

     The material physical properties of the Company at December 31, 1999 are addressed below. All properties shown are owned in fee simple, except where otherwise indicated.

CORPORATE FACILITIES

     The Company leases approximately 40,000 square feet in a building owned by GCC in Jacksonville, Florida at market rates.

COMMUNITY RESIDENTIAL DEVELOPMENT

     The Company owns thousands of acres in northwestern Florida and St. John's County on the northeastern coast of Florida near Jacksonville, including substantial gulf, lake and riverfront acreage, that it believes to be potentially suited to community residential and resort development. See Item
1 -- "Community Residential Development" for a description of many of the Company's developments.

     St. Joe/Arvida's administrative offices are located in Boca Raton, Florida and are leased from a third party.

RESIDENTIAL REAL ESTATE SERVICES

     The administrative offices of ARS are located in Clearwater, Florida. These offices as well as brokerage offices based in 95 locations throughout Florida are leased from third parties.

COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES

     On December 31, 1999, the Company owned 230 acres of land in Florida, Georgia and Texas, with entitlements for future development of approximately 5.7 million square feet of commercial property.

     On December 31, 1999, the Company owned rental properties in Florida and Texas, totaling 1.3 million square feet.

     On December 31, 1999, GCC's commercial and industrial portfolio included 50 buildings aggregating 5.2 million rentable square feet.

     On December 31, 1999, GCC owned and managed 17,774 acres of land, which included 365 acres on which buildings are located; 1,869 acres developed with infrastructure ready to receive buildings; 14,358 acres of undeveloped properties, and 1,182 acres owned by FECR. These properties are held for lease, development and/or sale and are in fifteen counties of the state of Florida.

     All Advantis offices are leased from third parties.

FORESTRY

     The Company owns, primarily in northwestern Florida, over 700,000 acres of planted pine forests and an additional 300,000 acres of mixed timberland, wetlands, lake and canal properties. The forestry segment's administrative offices are based in Port St. Joe, Florida and it owns forestry management facilities, chip plants and pulpwood procurement offices in the following locations:

FORESTRY MANAGEMENT FACILITIES  PULPWOOD PROCUREMENT OFFICE   CHIP PLANTS
------------------------------  ---------------------------  --------------
       Albany, Georgia             Port St. Joe, Florida     Lowry, Florida
       Hosford, Florida
       Newport, Florida
    Port St. Joe, Florida
      West Bay, Florida
     Wewahitchka, Florida

TRANSPORTATION

     FECR owns three connected four-story buildings in St. Augustine, Florida which are used by FECI and FECR as corporate headquarters. FECR also owns, in fee simple, a railroad right-of-way, generally 100 feet wide, along the East Coast of Florida extending for 351 miles used for its railroad operations and telecommunications facilities. FECR also owns a 91 miles of branch mainline, various rail car marshalling yards, trailer/container and automobile loading and unloading facilities, signaling system facilities and a number of operating offices, shops and service house buildings.

     Tracks in all classes, their bridges and the fixed property and signal improvements supporting the transportation effort, are maintained to a level equaling the needs of service. The mainline and its passing tracks are, in general, constructed of 132-pound per yard continuous welded rail supported on concrete crossties. These facilities provide a reliable infrastructure for the conduct of a transportation service suited to the business demands of its customers, to include unrestricted movement of double-stacked containers, tri-level automobiles and heavier axle rail cars.

     The branch mainlines, way switching and yard tracks are, for the most part, of 115-pound per yard materials supported by wood ties. These tracks and certain mainline yard tracks are of a lesser weight of rail supported on wood ties and, although in suitable condition, are to be improved by the installation of heavier materials. Programs designed to address this matter may be expected to extend over several future years.

     FECR owns 81 diesel electric locomotives; 2,483 freight cars; 883 trailers for highway revenue service; numerous pieces of rail-mounted and non-rail-mounted work equipment, and numerous automobiles used in maintenance and transportation operations. All equipment owned is in good physical condition.

     ANRR owns a three story building in Port St. Joe, Florida that is partially used for its administrative offices. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. ANRR owns 14 diesel locomotives, 273 freight cars, and as well as work equipment and automotive vehicles.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is named as a Potentially Responsible Party ("PRP") for the remediation of a designated Superfund site near Tampa, Florida. The United States Environmental Protection Agency ("USEPA") has alleged that the Company caused certain materials to be disposed at the site over a period of years in the late 1970s or 1980s. The Company has provided USEPA with evidence indicating the Company did not dispose of any materials at the site. The Company has declined an invitation to join a PRP group as a de minimis party. The Company believes that it does not have any liability and continues to vigorously oppose any attempt to impose any liability upon the Company for the remediation of the site.

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

     FECR has also been named as a PRP at several USEPA Superfund Sites.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
MATTERS

     The Company had 1,236 common stockholders of record as of March 10, 2000. The Company's Common Stock is quoted on the New York Stock Exchange ("NYSE") Composite Transactions Tape under the symbol "JOE."

     The range of high and low sales prices for the Common Stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below:

COMMON STOCK PRICE(1)                                           HIGH       LOW
---------------------                                         --------   -------
1999
First Quarter...............................................  $26        $20 11/16
Second Quarter..............................................   28  1/8    23 5/16
Third Quarter...............................................   27  1/8    21
Fourth Quarter..............................................   24  15/16  20 5/8
1998
First Quarter...............................................   36  5/8    30 7/64
Second Quarter..............................................   34  1/8    26 15/16
Third Quarter...............................................   28  1/16   18 7/8
Fourth Quarter..............................................   26  3/4    20
1997
First Quarter...............................................   31         21 1/16
Second Quarter..............................................   28  1/4    23 5/16
Third Quarter...............................................   33  5/8    27
Fourth Quarter..............................................   38  5/16   29 5/16

---------------

(1) Prices are rounded to the nearest 1/16th and reflect the 3-for-1 split of the Company's Common Stock on January 12, 1998.

     On March 10, 2000, the sale price of the Company's common stock on the NYSE was $26 1/16.

DIVIDENDS

     The Company paid aggregate annual cash dividends of approximately $.02, $.08, and .07 per share to holders of the Common Stock in 1999, 1998 and 1997, respectively. In addition, the Company distributed net proceeds of $3.33 per share to stockholders of record on March 21, 1997 and $.34 per share to stockholders of record on December 19, 1997, in each case arising from the sale of the Company's linerboard and container facilities and its communications business. Although the Company has paid dividends in the past, there can be no assurance that such practice will continue in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the notes related thereto included elsewhere herein. The statement of operations data with respect to the years ended December 31, 1999, 1998, and 1997 and the balance sheet data as of December 31, 1999 and 1998 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of operations data with respect to the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues(1).......................  $750,412   $392,181   $296,977   $376,693   $277,377
Operating expenses..........................   589,588    286,973    215,941    210,385    213,847
Corporate expense...........................    16,361      6,569      6,514     (4,363)     3,052
Depreciation and amortization...............    49,368     38,893     28,732     27,831     26,870
Impairment losses...........................     7,162     10,238         --         --         --
                                              --------   --------   --------   --------   --------
Operating profit............................    87,933     49,508     45,790    142,840     33,608
Other income................................    32,910     31,921     41,982     41,773     20,681
                                              --------   --------   --------   --------   --------
Income from continuing operations before
  income taxes and minority interest........   120,843     81,429     87,772    184,613     54,289
Income tax expense..........................    23,961     36,180     37,971     79,311     20,209
                                              --------   --------   --------   --------   --------
Income from continuing operations before
  minority interest.........................    96,882     45,249     49,801    105,302     34,080
Minority interest...........................    19,243     19,117     18,401     14,002     12,194
                                              --------   --------   --------   --------   --------
Income from continuing operations...........    77,639     26,132     31,400     91,300     21,886
Income (loss) from discontinued
  operations(2).............................     5,364      2,706      4,053     (3,919)    51,933
Gain on sale of discontinued
  operations(2).............................    41,354         --         --     88,641         --
                                              --------   --------   --------   --------   --------
Net income..................................  $124,357   $ 28,838   $ 35,453   $176,022   $ 73,819
                                              ========   ========   ========   ========   ========
PER SHARE DATA:
Basic
Income from continuing operations...........  $   0.89   $   0.29   $   0.34   $   0.99   $   0.24
Earnings (loss) from discontinued
  operations(2).............................      0.06       0.03       0.05      (0.04)      0.57
Gain on the sale of discontinued
  operations(2).............................      0.47         --         --       0.97         --
                                              --------   --------   --------   --------   --------
Net income..................................  $   1.42   $   0.32   $   0.39   $   1.92   $    .81
                                              ========   ========   ========   ========   ========
Diluted
Income from continuing operations...........  $   0.88   $   0.28   $   0.34   $   0.99   $   0.24
Earnings (loss) from discontinued
  operations(2).............................      0.06       0.03       0.04      (0.04)      0.57
Gain on the sale of discontinued
  operations(2).............................      0.46         --         --       0.97         --
                                              --------   --------   --------   --------   --------
Net income..................................  $   1.40   $   0.31   $   0.38   $   1.92   $   0.81
                                              ========   ========   ========   ========   ========
Dividends paid..............................      0.02       0.07       0.07       0.07       0.07
Special distribution(3).....................        --         --       3.67         --         --

                                                             YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            ---------   ---------   ---------   ---------   ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash and investments(4)...................    330,045     305,395     516,422     819,761     303,500
Investment in real estate.................    746,933     548,101     459,496     425,718     340,316
Property, plant & equipment, net..........    384,429     358,916     356,012     363,483     418,049
Total assets..............................  1,821,627   1,604,269   1,536,768   1,794,811   1,442,952
Total stockholders' equity................    940,854     883,297     906,804   1,196,941   1,016,067
EBITDA (Gross)(5).........................    186,933     136,428     120,578     110,259     164,776
EBITDA(Net)(5)............................    134,986      91,960      82,040      78,382     134,508

---------------

(1) Operating revenues includes real estate revenues from brokerage commissions on sales of real estate, property sales, rental revenue and management service fees sales, timber sales and transportation revenues. Net sales for 1996 included two related one-time condemnation sales of land to the State of Florida in exchange for $97.8 million in cash plus certain limited development rights. Net operating results of the sugar segments, communications segment, linerboard mill and container plants are shown separately as income (loss) from discontinued operations for all years presented.
(2) Net operating results of the sugar segment, communications segment, linerboard mill and container plants are shown separately as income (loss) from discontinued operations for all years presented. (See Note 5 to the Consolidated Financial Statements.)
(3) Approximately $359.3 million of proceeds from the sales of the communications segment, linerboard mill and container plants were held in special accounts during 1996. A special distribution of a portion of the net proceeds of the sales of $3.33 per share was paid on March 25, 1997, for stockholders of record on March 21, 1997. The Company made a special distribution of the remaining net proceeds of $.34 per share on December 30, 1997 to stockholders of record on December 19, 1997.
(4) Includes cash, cash equivalents, marketable securities and short-term investments.
(5) The Company uses a supplemental performance measure along with net income to report its operating results. This measure is Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations and along with net income, is useful in understanding its operating results. Depreciation, amortization, interest expense and all income taxes are excluded from EBITDA (Gross) as well as gains on sales of discontinued operations and gains on the sale of non-strategic land and other assets. Earnings from discontinued operations have been included in EBITDA. Impairment losses and other one-time charges have been excluded from EBITDA. EBITDA (Net) is calculated the same as EBITDA (Gross) except that the 46% non-Company owned portion of FECI's and the 26% non-Company owned portion of St. Joe/Arvida's, pre-tax income, depreciation, amortization and interest are deducted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Item 1."Business," and Item 2. "Properties," included elsewhere herein. The following discussion contains forward-looking statements. The Company's actual results may differ significantly from those projected in the forward-looking statements.

OVERVIEW

     The St. Joe Company is a diversified company which conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and services, transportation, forestry, and land sales. In 1999, the Company also started a hospitality development group that will offer fee-based development services for hospitality real estate projects including hotels, resorts, and timeshare facilities. During the fourth quarter of 1998, the Company discontinued its sugar operations line of business for accounting purposes and all sugar operations ceased by the fourth quarter of 1999.

     The Company, in the past three years, has undergone a number of important changes in the mix of its businesses and its overall business strategy, including hiring a new chairman and chief executive officer, a new president, chief financial and operating officer, as well as several other senior members of management with strong backgrounds in large-scale real estate planning and development. Under the direction of this new management team, the Company is focusing more closely on the development of its large land portfolio. Over the past three years, the new management team has overseen a lengthy process of change, which has resulted in the Company positioning itself to be a major real estate operating company. The Company has divested itself of its sugar assets, through the sale of Talisman Sugar Corporation ("Talisman"), a wholly owned subsidiary of St. Joe and moved to spin-off its investment in Florida East Coast Industries ("FECI"). Management believes that the Company has the strategy in place for its non-strategic assets and has begun to execute its long term strategies, particularly in developing its vast holdings in Northwest Florida and elsewhere in the State of Florida by receiving DRI (primary discretionary land use approval for large scale projects in Florida) or county approvals for WaterColor in Northwest Florida, SouthWood in Tallahassee, St. John's Golf and Country Club in St. John's County and Victoria Park near Orlando. Management believes that the Company is now in position to execute and deliver their long-term plan with regards to these developments and the growth of its other real estate businesses.

DISCONTINUED OPERATIONS

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that Talisman, owned or leased for $133.5 million in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999, Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Agreement allowed Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19.0 million.

     Talisman retained ownership of the sugar mill until August, 1999 when it was sold to a third party. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price is held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million that is held is escrow, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

     In addition, approximately $1.7 million of the sales price is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

     The Company recognized $71.8 million in gain ($41.4 million, net of taxes) in 1999, on the combined sale of the land and farming rights.

RECENT EVENTS

  FECI Spin-off (Proposed)

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

     This transaction, expected to be completed late in the second quarter or early in the third quarter of 2000, is subject to a number of conditions including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off. The Boards of Directors of the Company and FECI have unanimously approved the transaction and on March 8, 2000, the minority shareholders of FECI approved the transaction.

  Disposition of Equity Securities

     During 1999 and 1998, the Company utilized hedging strategies that minimized the risk of loss in its investments in equity securities. In early 1999, the Company used the hedged positions as collateral for a line of credit. On October 15, 1999, the Company settled the hedge positions for a pre-tax gain of $5.0 million and terminated the line of credit related to these securities. Simultaneously, the Company entered into a three-year forward sale transaction with a major financial institution that will lead to the ultimate disposition of the securities. Under the forward sale agreement, the Company received approximately $111.1 million in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of these equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities will continue to be recorded at fair value on the balance sheet with additional unrealized gains and losses, net of tax, being recorded through other comprehensive income. The Company recorded a liability in long-term debt for approximately $111.1 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. On October 15, 2002 the liability will be $139.4 million plus any appreciation in the securities beyond the first 20%. The balance of this liability on December 31, 1999 is $112.9 million and is included in long-term debt.

  Land Sales

     Subsequent to year-end, the Company, through its wholly owned subsidiary, the St. Joe Land Company, completed the sale of approximately 3,620 acres for approximately $3,200 per acre, in Capps, near Tallahassee, Florida.

  Stock -- Repurchase Program

     In August 1998, the Company's Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. At the end of 1999, the Company had expended $124.3 million of that authorization, purchasing 5.4 million shares at an average share price of $22.95. Subsequent to year-end, the Company completed this program having purchased 6.5 million shares at an average price of $23.13. In February 2000, the Company's Board of Directors authorized a second $150 million stock repurchase plan. The Company will purchase the Company's stock from time to time on the open market.

RESULTS OF OPERATIONS

  Results for 1999 Compared to 1998

     The Company reports revenues from residential real estate services, community residential development sales, commercial real estate development and services, land sales, timber sales, and transportation operations. Real estate revenues are generated from brokerage commissions from sales of real estate, property sales, rental revenues and service fees from management of commercial properties. The Company also reports its equity in earnings of unconsolidated affiliates as revenues. Revenues increased $358.2 million, or 91.3% from $392.2 million in 1998 to $750.4 million in 1999. Residential real estate services revenue increased $130.2 million to $209.5 million in 1999 as a full year of activity is included, compared to the $79.3 million earned in the last five months of 1998 from the date of acquisition of Arvida Realty Services ("ARS"). Commercial real estate development and services revenues increased $125.8 million to $194.5 million, primarily from sales of properties, increased rents and a full year of revenues from Advantis Real Estate Services, Inc. ("Advantis"). Community residential development revenues from property sales increased $109.9 million to $115.4 million due primarily from lot sales at the Retreat in northwest Florida and at its other communities, the April 1999 acquisition of Saussy Burbank, Inc. ("Saussy Burbank"), a North Carolina based homebuilder and a full year of activity from its limited partnership investment in Arvida/JMB Partners, L.P. ("Arvida/JMB"). Transportation revenues decreased $3.5 million to $201.2 million, or 1.7% due to decreased revenues at Apalachicola Northern Railroad Company ("ANRR"). Forestry revenues also decreased $5.7 million, or 16.9% to $28.1 million, primarily due to decreased timber and bulk land sales. Land sales from the newly formed St. Joe Land Company were $3.9 million. Losses of $2.2 million were recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment.

     Operating expenses for all segments totaled $589.6 million, an increase of $302.6 million, or 105.4% from $287.0 million in 1998. Operating expenses in the residential real estate services segment from ARS increased $123.4 million to $196.9 million as a full year of activity is included, compared to $73.5 million for the five months activity in 1998. Community residential development operating expenses were $76.1 million for 1999, due to cost of sales of real estate and increased activity, as compared to $10.3 million in 1998. Commercial real estate development and services operating expenses increased $101.1 million, to $140.8 million primarily from increases in cost of property sales and a full year of activity from Advantis. Transportation operating expenses increased $12.7 million, or 8.8% to $156.9 million, primarily due to special charges of $8.2 million and increased costs due to a new management team being put in place at FECI. Forestry's operating expenses decreased $.4 million to $18.4 million. Land sales had operating expenses of $.8 million, mostly from cost of property sold. There were $(.3) million and $.5 million in operating expenses in 1999 and 1998 not attributable to any particular segment, respectively.

     Corporate expense, which represents corporate general and administrative expenses, increased to $16.4 million from $6.5 million in 1998, with a portion of the increase due to the addition of some key management positions at the Company and a one-time increase in employee benefits. Included in 1999 corporate expense is prepaid pension income of $10.8 million compared to $12.8 million in 1998. This had a $2.0 million negative effect on corporate expense for 1999. Additionally, in 1999 there were costs incurred by the Company of $1.0 million relating to the proposed spin-off of FECI.

     Depreciation and amortization increased $10.5 million, or 26.9%, of which $4.8 million of the increase pertains to amortization expense, primarily of goodwill resulting from several 1999 and 1998 acquisitions and the remainder is from increased depreciation primarily from buildings placed into service over the past two years.

     The Company recorded impairment losses totaling of $7.2 million in 1999 as compared to $10.2 million in 1998. The 1999 impairments related to an investment in a company involved in the entertainment industry of $5.2 million and a $2.0 million note receivable of FECI's subsidiaries.

     Other income remained steady, increasing $1.0 million from $31.9 million. Other income is made up of investment income, gains on sales and dispositions of assets and other income. Investment income was $13.0 million in 1999, as compared to $20.1 million in 1998, the decrease resulting from the utilization of some of the Company's investments as a source of cash. Gain on sales and dispositions of assets were $15.4 million in 1999, as compared to $8.4 million in 1998, the increase resulting primarily from a timberlands sales which had a net gain of $8.7 million. Other income was $4.5 million in 1999, as compared to $3.4 million in 1998.

     Income tax expense on continuing operations totaled $24.0 million for 1999 as compared to $36.2 million for 1998. During the second quarter of this year, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. In 1996, the Company sold the majority of its paper operations, which resulted in a substantial reduction in employees. Management, at the time, determined that the over-funded status of the pension plans would probably not be realized other than by a plan termination and reversion of assets. Since 1996, the Company has recorded deferred income tax expense on its pension surplus at the statutory rate plus a 50% excise tax that would be imposed if the company were to liquidate its pension plans and revert the assets back to the Company. In light of recent events, including several acquisitions, which have significantly increased the number of participants in the pension plan, along with plan modifications and the Company's growth strategy, management has reevaluated how the pension plan surplus can be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company has reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its current year operations. Income taxes on the change in pension surplus will be recorded at the statutory rate in future periods. Excluding the $26.8 million deferred income tax benefit relating to the pension plan reversal, income tax expense for 1999 would have been $50.8 million for an effective rate of 42% as compared to an effective tax rate of 44% in 1998, excluding the excise tax effect.

     Net income for 1999 was $124.4 million, or $1.40 per diluted share, compared to $28.8 million, or $.31 per diluted share in 1998. Results for 1999 and 1998 included income from discontinued operations of the discontinued sugar operation of $5.4 million and $2.7 million, respectively and 1999 also includes the $41.4 million gain on the disposition of the sugar operations assets.

  Results for 1998 Compared to 1997

     Revenues increased $95.2 million, or 32.1% from $297.0 million in 1997 to $392.2 million in 1998. All segments reported increased revenues when comparing 1998 to 1997. Residential real estate services revenue generated since the acquisition of ARS as of August 1, 1998 comprised $79.3 million of this increase. Commercial real estate development and services revenues increased $3.1 million in 1998, or 4.6% compared to 1997 due to increased rents. Community residential development revenues from property sales increased $.8 million in 1998, or 17.0%. Transportation revenues were up $9.7 million in 1998, as compared to 1997, or 5.0% as a result of increased shipments. Forestry revenues increased $2.1 million in 1998, or 6.6%, primarily from bulk land and timber sales. Revenues of $.2 million in 1998 were not attributable to any segment.

     Operating expenses for all segments totaled $287.0 million in 1998, an increase of $71.1 million, or 32.9% from $215.9 million in 1997. Operating expenses in the residential real estate services segment from ARS since August 1, 1998 contributed $73.4 million of the increase. Community residential development operating expenses increased $6.8 million in 1998, or over 100% from 1997. Commercial real estate development and services operating expenses decreased $1.6 million in 1998, or 3.9% due to real estate cost of sales on property in 1997. Transportation operating expenses increased $1.2 million in 1998, less than 1% over 1997 operating expenses. Forestry's operating expenses decreased $9.2 million, or 32.9% in 1998 as compared to 1997. Operating expenses of $.5 million were not attributable to any segment in 1998.

     Corporate expense, which represents corporate general and administrative expenses, remained relatively stable at $6.5 million. Included in 1998 corporate expense is prepaid pension income of $12.8 million compared to $10.7 million in 1997. This $2.1 million positive effect on corporate expense was offset by comparative increases in corporate overhead. Included in the 1997 corporate expense was $1.3 million of severance costs associated with an early retirement program implemented that year. Additionally, costs incurred by the Company, excluding costs expensed directly by FECI, related to corporate transaction proposals involving FECI and the Company totaling approximately $2.0 million were expensed in 1997.

     Depreciation and amortization increased $10.2 million in 1998, or 35.5%, of which $3.3 million of the increase pertains to amortization of goodwill resulting from 1998 acquisitions and the remainder is increased depreciation primarily from buildings placed into service in 1998.

     The Company recorded impairment losses totaling $10.2 million in 1998 on certain assets where it was determined that recoverability of their net carrying amount was impaired.

     Other income decreased $10.1 million in 1998 from $42.0 million as a result of uses of cash for other investment purposes, principally acquisitions of ARS and Goodman Segar GVA, and the purchase of treasury shares.

     Income tax expense on continuing operations for 1998 totaled $36.2 million, for an effective rate of 44.5% compared to income tax expense in 1997 totaling $38.0 million, representing an effective rate of 43.3%. These rates exceed statutory rates primarily because of the 50% excise tax on prepaid pension cost totaling $6.4 million in 1998 and $5.4 million in 1997. In 1999, the Company reversed the deferred income tax expense relating to the excise tax on pension costs (See 1999 vs. 1998 results of operations).

     Net income for 1998 was $28.8 million, or $.31 per diluted shares, compared to $35.5 million, or $.38 per diluted share in 1997. Results for 1998 and 1997 included income from discontinued operations of the discontinued sugar operation of $2.7 million and $4.0 million, respectively.

DISCONTINUED OPERATIONS

     As a result of the sale of Talisman, sugar operations are reported as a discontinued operation for all periods presented. Revenues for sugar increased $3.0 million, or 7.3% from $41.0 million in 1998. Operating expenses decreased slightly to $35.0 million in 1999, as compared to $35.2 million in 1998. Net income for 1999 was $5.4 million as compared to $2.7 million in 1998. Revenues for sugar decreased $8.3 million, or 16.8% from $49.3 million in 1997 to $41.0 million in 1998. Operating expenses decreased $5.6 million from $40.8 million in 1997 to $35.2 million in 1998. Net income for 1998 was $2.7 million as compared to $4.1 million in 1997.

SEGMENT RESULTS OF OPERATIONS

     Residential Real Estate Services

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               1999    1998    1997
                                                              ------   -----   ----
                                                                 ($ IN MILLIONS)
Revenues....................................................  $209.5   $79.3     --
Operating expenses..........................................   196.9    73.4     --
Depreciation and amortization...............................     5.5     2.2     --
Other income (expense)......................................     0.5     0.1
Pre-tax income from continuing operations...................     7.6     3.8     --
EBITDA, Net.................................................    14.0     6.4     --

     On July 31, 1998, the Company completed the acquisition of its residential real estate services company, ARS and thus the 1998 results in the table above include only the results of five months of activity. ARS provides complete real estate brokerage services, including, asset management, rental, property management, property inspection, mortgage, relocation and title services. The operations of ARS are seasonal with the volume of transactions increasing in the spring and summer.

  Results for 1999 compared to 1998

     For a full year of activity in 1999, ARS had realty brokerage revenues of $209.5 million attributable to 34,526 closed units representing $6.54 billion in sales volume. Realty brokerage net sales and operating revenues of $79.3 million for the five months that the Company owned ARS in 1998 are attributable to 13,236 closed real estate transaction sales, representing $2.2 billion of sales volume. The average home sales price for 1999 was $190,000 as compared to $177,000 in 1998. Operating expenses of $196.9 million are primarily attributable to commissions paid on real estate transactions and underwriting fees on title policies and $2.2 million of conversion expenses related to the operation's name change from Prudential Florida Realty to ARS in March of 1999. Operating expenses were 94.0% of revenues in 1999, as compared to 92.5% in 1998. ARS made several acquisitions during 1999 to bring its office total to 98.

     Community Residential Development

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               1999    1998    1997
                                                              ------   -----   ----
                                                                 ($ IN MILLIONS)
Revenues....................................................  $115.4   $ 5.5   $4.7
Operating expenses..........................................    76.1    10.3    3.5
Depreciation and amortization...............................    (0.5)     .2     .2
Other income (expense)......................................    (0.2)    (.1)    --
Pre-tax income (loss) from continuing operations............    39.6    (5.1)   1.0
EBITDA, Gross...............................................    39.7    (4.9)   1.0
EBITDA, Net.................................................    40.3    (3.7)   1.2

     The Company's community residential development operations currently consist of development of large-scale, mixed-use communities primarily on Company-owned lands and through its 74% ownership of St. Joe/Arvida Company, L.P. It also has a 26% equity interest in Arvida/JMB. The investment in Arvida/JMB occurred in late December 1998. Arvida/JMB is recorded on the equity method of accounting for investments.

     St. Joe/Arvida Company, L.P. and Arvida/JMB are currently developing over 20 communities in various stages of planning and development.

     In April 1999, the Company acquired all outstanding stock of Saussy Burbank,, a homebuilder located in Charlotte, North Carolina, for approximately $16.5 million in cash. Saussy Burbank builds approximately 300 homes a year and has operations in the greater Charlotte, Raleigh and Asheville, NC market areas. Saussy Burbank's operations are included in community residential real estate operations since acquisition.

  Results for 1999 compared to 1998

     Total revenues increased $109.9 million in 1999 to $115.4 million, greater than 100%. During 1999, 82 lots at the Retreat in Walton County, Florida closed representing pre-tax gain of $25.7 million. This beach club resort community includes 90 single-family housing units on 76 acres. Four of the remaining lots were under contract as of December 31, 1999. Revenues from these sales totaled $34.5 million with an average lot price of $420,000. Other sales this year include 45 housing units and 10 lot sales in the Summerwood, Deerwood, Woodrun, and Camp Creek Point developments in west Florida totaling $10.8 million and 51 housing unit sales at James Island, in Northeast Florida totaling $14.2 million. Saussy Burbank contributed revenues of $36.5 million since its acquisition in April of 1999. Revenues in 1999 also include $17.8 of income from the Company's investment in Arvida/JMB and other affiliates. Management fees and rental income of $1.6 million were also recorded during 1999. Revenues of $5.5 million in 1998 were contributed from $5.0 million in sales of real estate, including 40 lots sold in the Summerwood, Camp Creek, Deerwood and Woods

Phase III developments in West Florida and $.5 million in management fees and rental revenues. In 1999, the Company has received DRI and county approvals for over 11,000 Florida units including 1,140 units in WaterColor, in Walton County, 4,200 units in Victoria Park, near Orlando, 4,900 units in SouthWood in Tallahassee and 799 units in St. John's Golf and Country Club near Jacksonville. Development of WaterColor, located in west Florida is currently in progress and sales should begin in early 2000.

     Operating expenses, which include cost of real estate sales, increased $65.8 million in 1999 to $76.1 million. Total cost of real estate sales related to west Florida activity, including the Retreat and cost of real estate sales related to James Island totaled $28.3 million resulting in Net EBITDA of $21.2 million. Cost of sales related to Saussy Burbank totaled $33.4 million with an Net EBITDA of $1.3 million. Cost of real estate sales in 1998 was $1.3 million relating to sales of 40 lots in the Summerwood, Camp Creek, Deerwood and Woods Phase III developments. Other operating expenses include noncapitalizable administrative costs, deal pursuit costs, and predevelopment costs related to the Company's increased activity, which totaled $14.4 million in 1999 as compared to $9.0 million in 1998. The remaining Net EBITDA is from the Company's limited partnership investment in Arvida/JMB of $17.8 million.

  Results for 1998 compared to 1997

     Total revenues increased $.8 million, or 17.0% in 1998, from $4.7 million in 1997. Revenues from real estate sales for 1998 totaled $5.0 million, an increase of $.6 million, or 13.6% as compared to $4.4 million in 1997. Cost of real estate sales was $1.3 million for 1998 and 1997, respectively. During 1998, the Company sold 40 lots, located in the Summerwood, Camp Creek, Deerwood and Woods Phase III developments, all of which are communities in West Florida. Revenues of $.5 million were also generated from management fees and rental income in 1998 as compared to $.2 million in 1997.

     Other operating expenses were $9.0 million in 1998, an increase of $6.8 million, greater than 100% from 1997, due to non-capitalized start-up costs and internal overhead related to the activity in West Florida.

     Commercial Real Estate Development and Services

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                               1999    1998    1997
                                                              ------   -----   ----
                                                                 ($ IN MILLIONS)
Revenues....................................................  $194.5   $68.7   65.7
Operating expenses..........................................   140.8    39.7   41.3
Depreciation and amortization...............................    18.9    13.1    8.2
Other income (expense)......................................      --      .3    (.4)
Pre-tax income from continuing operations...................    34.8    16.2   15.8
EBITDA, Gross...............................................    54.1    21.4   17.5
EBITDA, Net.................................................    30.3    16.3   11.2

     Operations of the commercial real estate development and services segment include the development of St. Joe properties, development and management of the Gran Central Corporation ("Gran Central") real estate portfolio, the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. ("CGI"), to develop and manage properties throughout the southeast. The Company owns 54% of FECI and Gran Central is the wholly owned real estate subsidiary of FECI.

     In September 1998, the Company acquired Goodman, Segar, Hogan, Hoffler, L.P. and in December 1998, the Company acquired the assets of Florida Real Estate Advisors, Inc. These commercial real estate services businesses, as well as other smaller acquisitions made in 1999, have been combined and are doing business under the name Advantis.

  Results for 1999 compared to 1998

     Revenues generated from rental operations in 1999 are from both St. Joe owned operating properties and Gran Central operating properties and FECR owned rental properties. In 1998, all revenues from rental operations were from Gran Central and FEC. Total rental revenues increased to $53.5 million, an 18.6% increase from $45.1 million in 1998.

     Revenues generated by St. Joe owned operating properties were $1.6 million in 1999, while operating expenses relating to these revenues were $.5 million. Revenues from management fees totaled $1.9 million in 1999. As of December 31, 1999, St. Joe had interests in, either wholly-owned or through partnerships, 11 operating buildings with 1.3 million total rentable square feet in service. Approximately 634,000 square feet of office and industrial space is under construction as of December 31, 1999.

     Revenues generated by Gran Central owned operating properties and FECR rental properties were $51.9 million, a 15.1% increase from $45.1 million in 1998, primarily from increases in same store revenues totaling $7.2 million and new store revenues of $3.4 million. Revenues declined $3.8 million due to buildings sold this year. Operating expenses on rental revenues, excluding depreciation, remained steady at $17.8 million in 1999, the same as 1998. As of December 31, 1999, Gran Central had 54 operating buildings with 5.8 million total rentable square feet in service. Approximately 509,000 square feet of office and industrial space is under construction as of December 31, 1999. Additionally, approximately 686,000 square feet is in the predevelopment stage and Gran Central is expected to commence construction on these properties during 2000.

     Operating revenues generated from Advantis totaled $59.1 million in 1999 compared with $14.5 million for the period of 1998 that Advantis was owned by the Company. Advantis expenses increased $42.8 million to $56.3 million for a full year of activity from $13.5 million in 1998. Advantis' expenses include commissions paid to brokers, property management expenses and construction costs.

     In 1999, Gran Central sold real estate properties for gross proceeds of $77.6 million as compared to $7.9 million in 1998. The majority of the revenues were from the sale of three industrial parks, Gran Park at McCahill, Gran Park at Lewis Terminals, and Gran Park at Interstate South which resulted in a pre-tax gain of $21.0 million ($11.3 million, net of the effect of FECI's minority interest). Costs of these sales totaled $56.2 million, an increase of $53.6 million from $2.6 million in 1998. These industrial parks consisted of 16 buildings with 1.5 million square feet.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $2.4 million to the commercial real estate segment's revenues during 1999 compared to $1.2 million in 1998. The majority of these revenues come from the Company's investments in Deerfield Park, LLC, located in Atlanta, Georgia and the Codina Group in South Florida.

     General and administrative expenses for the commercial group, which are included in operating expenses, increased $4.2 million to $10.0 million from $5.8 million in 1998. Of total general and administrative expenses for 1999, $5.7 million are St. Joe related and $4.3 million are related to Gran Central. This increase is due to an increase in personnel, projects and activities being carried on by the commercial group in 1999, along with increased responsibility for additional properties put into service in 1999. Other operating expenses include the $56.3 million of Advantis expenses, the $56.2 million in cost of sales for Gran Central's industrial parks, the $18.3 million in costs related to rental revenues.

     Depreciation and amortization rose by $5.8 million and is attributable to goodwill amortization as a result of the acquisitions including the Advantis businesses of $2.5 million and additional depreciation on operating properties of $3.3 million.

     Net EBITDA totaled $30.3 million for 1999 and was comprised of $11.3 million from sales of real estate, $14.8 million from rental operations, $1.5 million from earnings on investments in real estate developments and, $2.7 million from Advantis. Excluding Gran Central, St. Joe Commercial had Net EBITDA of $2.4 million, compared to $.8 million in 1998. Net EBITDA in 1998 totaled $16.3 million and was comprised primarily of Net EBITDA from Gran Central's rental operations and the fourth quarter activity of Advantis.

  Results for 1998 compared to 1997

     All rental revenues in 1998 and 1997 were from the operations of Gran Central and FECR owned properties. Rental revenues comprised $45.1 million of total commercial revenues in 1998, an increase of $6.4 million, or 16.6% compared to 1997. The increase in rental revenues for 1998 was caused by a $2.6 million increase in rental rates, a $3.0 million increase in related occupancy and $2.0 million generated from new buildings placed into service since 1997. Partially offsetting these increases were reductions in revenues due to net reductions in rent recoverable from tenants. Operating expenses on rental revenues, excluding depreciation, were $17.8 million as compared to $15.1 million in 1997, an increase of $2.7 million, or 17.9% mostly attributable to increased expenses on existing buildings including management expenses and increased property taxes. New buildings placed into service since last year contributed an additional $.8 million in operating expenses. During 1998, five office, office/showroom/warehouse buildings were placed in service adding an 610,000 leaseable square feet. Three of these buildings were located in Jacksonville, Florida and two were located in Orlando, Florida. As of December 31, 1998 there were 66 operating buildings with total rentable square footage of 6,223,000 square feet.

     Commercial real estate services revenues generated by Advantis since its acquisition in September, 1998 totaled $14.5 million. Costs associated with these revenues totaled $13.5 million.

     Revenues from sales of land and buildings totaled $8.0 million, a decrease of $18.9 million, as compared to $26.9 million in 1997. Total cost of sales in 1998 was $2.6 million as compared to $22.6 million in 1997.

     Equity in earnings of unconsolidated subsidiaries, consisting of the Company's investments in CGI, Deerfield and CNL, totaled $1.2 million in 1998 compared to $.1 million in 1997.

     General and administrative expenses for the commercial segment, which are included in operating expenses, totaled $4.8 million in 1998, an increase of $1.1 million, from $3.7 million in 1997. This was due to increased asset management costs.

     Depreciation and amortization increased $4.9 million, or 60.0%, to $13.1 million from $8.2 million in 1997 due to new buildings placed in service.

     Land Sales

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
Total revenues..............................................  $3.9   $ --   $ --
Operating expenses..........................................    .8     --     --
Depreciation and amortization...............................    --     --     --
Other income(expense).......................................    --     --     --
Pre-tax income from operations..............................   3.1     --     --
EBITDA, Net.................................................   3.1     --     --

     During 1999, the St. Joe Land Company was created to sell parcels of land, typically 5 to 5,000 acres, from a portion of the total of 800,000 acres of timberland held by The Company in northwest Florida and southwest Georgia. These parcels could be used as large secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses. During 1999, the St. Joe Land Company sold 19 parcels of land totaling 1,018 acres for $3.9 million or an average price of $3,831 per acre.

     Subsequent to year-end, St. Joe Land Company completed the sale of approximately 3,620 acres for approximately $3,200 per acre, in Capps, near Tallahassee, Florida.

     Forestry

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
                                                                 ($ IN MILLIONS)
Revenues....................................................  $28.1   $33.8   $31.7
Operating expenses..........................................   18.4    18.8    28.0
Depreciation and amortization...............................    2.3     2.4     1.4
Other income (expense)......................................   11.3     2.2     4.4
Pre-tax income from continuing operations...................   18.7    14.8     6.7
EBITDA, Net.................................................   12.2    17.1     6.3

  Results for 1999 compared to 1998

     Total timber revenues decreased $5.7 million in 1999 to $28.1 million, or 17%, compared to 1998. Timber sales decreased $3.5 million and bulk land and timber sales decreased $2.2 million from the prior year. Sales to The Florida Coast Paper Company, L.L.C. ("FCP") were $18.2 million (642,806 tons) in 1999 as compared to $19.1 million (664,784 tons) in 1998. Since August of 1998 the FCP mill has been shutdown, and it appears unlikely that it will reopen in the near future. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood from the FCP mill in Port St. Joe to another mill in Panama City, Florida, thus sales of pulpwood resumed in November of 1998 and there was no significant loss in volume of sales. Sales to other customers decreased $2.6 million in 1999 to $9.4 million (375,726 tons) as compared to $12.0 million (474,085 tons) in 1998. During 1998, the Company conducted several lump sum bid timber sales to take advantage of favorable market conditions, which was not the case in 1999. Revenues in 1999 include bulk land and timber sales of $0.5 million, as compared to $2.7 million in bulk land and timber sales in 1998.

     Operating expenses, including costs of sales and general and administrative expenses, for 1999 decreased $.4 million, or 2%, as compared to 1998 due to the lower harvest volumes. Cost of timber sales, excluding depletion, decreased $.1 million from $17.3 million in 1998 to $17.2 million in 1999. Cost of sales as a percentage of sales was 67.4% in 1999 compared to 43.2% in 1998. Cost of sales as a percentage of sales was lower in 1998 due to the lump sum timber sales in 1998, which do not incur cut and haul charges. The Company had no sales of procured wood in 1999 compared to 13,700 tons in 1998. The cost of sales of procured wood was approximately $30/ton in 1998. Cost of sales of timber grown on Company land and sold to FCP increased by $1/ton to approximately $22/ton as a result of additional transportation charges incurred from the diversion of wood to the mill in Panama City. Cost of sales on sales to other customers was $13/ton, which was approximately $3/ton more than last year due to increased transportation charges. General and administrative expenses were $.4 million lower in 1999 than 1998, at $1.8 million primarily due to a property tax settlement of $.4 million paid in 1998.

     Other income was $11.3 million for 1999 compared to $2.2 million for 1998. The 1999 amount included an $8.7 million gain from a timberland sale to the State of Florida with the assistance of The Nature Conservancy.

  Results for 1998 compared to 1997

     Total timber revenues increased $2.1 million, or 6.6%, from $31.7 million in 1997 to $33.8 million in 1998. Bulk land and timber sales were $2.8 million in 1998. Total sales to FCP were $19.1 million in 1998 compared to $20.6 million in 1997. Sales to other customers totaled $12.0 million (474,085 tons) in 1998 compared to $11.1 million (409,912 tons) in 1997. Sales to other customers were higher this year as the Company experienced more lump sum bid timber sales due to increased demand in the first quarter of 1998.

     Cost of timber sales, excluding depletion, decreased $8.5 million, or 32.9% from $25.8 million in 1997 to $17.3 million in 1998. Cost of sales as a percentage of sales was 51.2% in 1998 compared to 81.4% in 1997 due primarily to bulk land sales with a low basis and less timber being purchased from outside sources. The

Company procured approximately 13,700 tons of wood this year to fulfill the requirements of its timber supply agreement with FCP compared to 180,477 tons in 1997. The cost of sales of procured wood was approximately $30/ton in 1998 and in 1997. Cost of sales of timber grown on Company land and sold to FCP decreased by $5/ton to approximately $21/ton as a result of different product mix of sales to FCP, from chips to pulpwood. The cost of sales for timber sold to other customers also decreased this year due to sales of bid timber, which do not require cutting and hauling. Cost of sales on sales to other customers was $10/ton, which was approximately $8/ton less than last year.

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

     Transportation

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
Revenues....................................................  $201.2   $204.7   $195.0
Operating expenses..........................................   156.9    144.2    143.0
Depreciation and amortization...............................    19.8     18.8     18.6
Impairment loss.............................................     0.0      8.0       --
Other income (expense)......................................     1.1       .8      2.8
Pre-tax income from continuing operations...................    25.6     34.5     36.2
EBITDA, Gross...............................................    51.8     61.0     55.9
EBITDA, Net.................................................    30.8     34.0     31.3

     The Company's transportation operations consist of Florida East Coast Railway Company ("FEC"), ANRR and International Transit, Inc. ("ITI").

  Results for 1999 compared to 1998

     FECI's transportation segment includes the railway, trucking and telecom operations of FECI. FECI's operating revenues decreased $0.2 million to $194.6 million for 1999 as compared to $194.8 million for 1998. Railway revenues remained strong and offset the weakness in intermodal traffic with increases in all other categories of traffic. Also, during 1998, FECI recognized income of approximately $3.0 million in connection with a non-monetary exchange transaction whereby FECI received fiber optic cable rights. Aggregate traffic, automotive traffic, and all other carload traffic increased in 1999, as compared to 1998. Intermodal traffic continued to decline which is attributable to both the continued impact of the service redesign first implemented in 1998 of one of FECI's connecting carriers decision to stop marketing intermodal service to certain terminals and offshore transshipments of loads previously handled in Florida.

     ANRR's operating revenues were $6.5 million reflecting a decrease in revenues of $3.4 million, or 34%, due to lost traffic due to the FCP mill shutdown and from lost traffic from ANRR's largest customer, Seminole Electric Cooperative, Inc. ("Seminole"). In 1999, included in the $6.5 million of revenues recorded by ANRR were contractual payments from Seminole of $4.5 million. These payments will cease during the first quarter of 2000. Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR has fully performed its obligations under the contract and is prepared to complete the contract term, which continues until November 2004 and has filed suit to enforce the contract. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

     FECI's transportation segment's operating expenses increased $15.3 million, or 11% to $151.8 million, compared to $136.5 million in 1998. Exclusive of the special charges totaling $8.2 million, the increase of $7.1 million relates to increases in transportation's general and administrative expenses due to a new management team being put in place, the setup of the new telecom division and the settlement of a 1997 lawsuit for $2.7 million. ANRR's operating expenses decreased $2.4 million commensurate with the reduction in their workforce and traffic.

     Excluding the effects of the special charges, pre-tax income from operations for the transportation segment would have been $33.8 million, of which $33.7 million was contributed by FECI's transportation segment and $.1 million was contributed by ANRR. Net EBITDA, which excludes the minority interest in FECI was $30.8 million for 1999, $29.2 million contributed by FECI's transportation segment and 1.6 million contributed by ANRR.

  Results for 1998 compared to 1997

     Operating revenues in the transportation segment were $204.7 million in 1998, an increase of $9.7 million, or 5.0% compared to 1997. Total FECI transportation operating revenues were $194.8 million, an increase of $9.8 million from $185.0 in 1997. Approximately $3.8 million of this increase was attributable to fiber optic income, which includes a $3.0 million gain recognized in the second quarter of 1998 related to a non-monetary exchange negotiated with Williams Network whereby FECI received the right to control 36 fiber optic communications fibers along FECI's right-of-way, in exchange for the surrender of certain future operating lease payments. The rail segment of FECI contributed a $3.0 million increase in revenues compared to 1997 and the trucking segment contributed $2.9 million of the increase. The increase in rail revenues was primarily attributed to an 11.1% increase in shipments of aggregate products and a 24.5% increase in automobile carload traffic caused by a robust Florida economy. This was offset by a 4.8% decrease in shipments of intermodal traffic and other types of carload traffic.

     ANRR's transportation revenues remained relatively constant at $9.9 million in 1998, as compared to 1997.

     Overall operating expenses increased to $144.2 million in 1998, a $1.2 million increase, less than 1%, from $143.0 in 1997. Transportation expenses related to FECI increased $1.5 million, ANRR transportation expenses decreased $.1 million and general and administrative expenses decreased $.2 million. The increase in FECI's transportation expenses primarily related to increases in repair and maintenance cost, train operations cost and ancillary transportation services offset by decreases in fuel expense of approximately $2.1 million.

     As a result of the uncertainty surrounding future operations of ANRR, management determined that the 1998 carrying value of ANRR's net assets should be reduced by approximately $8.0 million to management's estimate of fair value, and accordingly, an impairment loss totaling that amount was recorded in the fourth quarter of 1998.

FINANCIAL POSITION AND CAPITAL RESOURCES

     In August 1998, the St. Joe Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. At the end of 1999, the Company had expended $124.3 million of that authorization, purchasing 5.4 million shares at an average share price of $22.95. Subsequent to year end, the Company completed this program having purchased 6.5 million shares at an average price of $23.13. In February 2000, the St. Joe Board of Directors authorized a second $150 million stock repurchase plan. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. The Company will purchase the Company's stock from time to time on the open market.

     For 1999, cash provided by operations was $35.7 million. Included in cash flows from operations were expenditures of $60.1 million relating to its community residential development segment. During 1999, the

Company received $152.5 million, net of closing costs of $1.8 million, from the proceeds of the sale of the Talisman land and farming rights. Significant proceeds from investing activities were also received from the sales of Gran Central's industrial parks in 1999, sales of investment securities and from the timberland sale to the State of Florida and the monetization of the Company's equity securities in the transaction described below. The Company is also in the process of obtaining a new line of credit to replace an existing $75 million line as described below. Capital expenditures in 1999 were $45.7 million.

     During 1999 and 1998, the Company utilized hedging strategies that minimized the risk of loss in its investments in equity securities. In early 1999, the Company used the hedged positions as collateral for a line of credit. On October 15, 1999, the Company settled the hedge positions for a pre-tax gain of $5.0 million and terminated the line of credit related to these securities. Simultaneously, the Company entered into a three-year forward sale transaction with a major financial institution that will lead to the ultimate disposition of the securities. Under the forward sale agreement, the Company received approximately $111.1 million in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of these equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities will continue to be recorded at fair value on the balance sheet with additional unrealized gains and losses, net of tax, being recorded through other comprehensive income. The Company recorded a liability in long-term debt for approximately $111.1 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. On October 15, 2002 the liability will be $139.4 million plus any appreciation in the securities beyond the first 20%. The balance of this liability on December 31, 1999 is $112.9 million and is included in long-term debt.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe FAS 133 will materially effect its financial statements.

     The Company is in the process of obtaining a syndicated unsecured line of credit in the amount of $200 million that will replace an existing $75 million dollar line of credit. The credit facility is expected to close late in the first quarter of 2000 and has an initial term of 2 years. This facility will be available for general corporate purposes, including repurchases of the Company's outstanding common stock. The facility includes financial performance covenants and negative pledge restrictions.

     Management believes that its financial condition is strong and that its cash, investments, other liquid assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses including the continued investment in real estate developments.

YEAR 2000 COMPLIANCE

     The Company created a Year 2000 Project Team to address potential problems within the Company's operations that could result from the century change in the Year 2000. The project team was led by the Senior Vice President of Finance and Planning and consisted of representatives of the Company's Information Systems Departments or financial departments for each subsidiary, and had access to key associates in all areas of the Company's operations. The Company went through several phases to examine all information technology ("IT") systems and non-IT systems which may have embedded technology. The Company went through an assessment phase, a remediation phase, a test phase, an implementation phase and a check-off phase, all of which were substantially 100% complete by December 31, 1999 and noted that all critical systems were Year 2000 ready at that date. Subsequent to year-end, there have been no problems relating to Year 2000 issues with respect to the Company's systems or vendors and no contingency plans have had to be executed. The Company spent less than $1.0 million to address and modify Year 2000 problems, excluding FECI.

Subsequent to year end, there were no apparent problems relating to Year 2000 issues at FECI. FECI spent less than $10.0 million to address and modify Year 2000 problems.

ITEM 7A.  MARKET RISK

     The Company's primary market risk exposure is interest rate risk primarily related to the Company's investment portfolio and its long-term debt. This portfolio is materially comprised of fixed rate municipal securities with active secondary or resale markets to ensure portfolio liquidity and commercial paper. As of December 31, 1999, the Company does not use derivative financial instruments to hedge its investment portfolio. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

QUANTITATIVE DISCLOSURES

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and its long-term debt. The weighted average interest rates for the various fixed rate investments and its long-term debt are based on the actual rates as of December 31, 1999.

                                              EXPECTED CONTRACTUAL MATURITIES
                                        --------------------------------------------                             FAIR
                                         2000      2001       2002      2003    2004   THEREAFTER    TOTAL      VALUE
                                        -------   -------   --------   ------   ----   ----------   --------   --------
Short-term Investments
  Trading:
    Tax Exempt Municipal Bonds........  $23,019   $16,784   $  5,096   $1,907   $--      $   --     $ 46,806   $ 46,281
      Wtd. Avg. Interest Rate.........     4.81%     5.85%      5.80%    6.23%                          5.10%
  Available for sale:
    Commercial Paper..................   22,741        --         --       --    --          --       22,741     22,741
      Wtd. Avg. Interest Rate.........     5.04%                                                        5.04%
Other Investments
  Available for sale:
    U.S. Govt. Securities.............   30,973        --         --       --    --          --       30,973     31,012
      Wtd. Avg. Interest Rate.........     5.78%                                                        5.78%
Tax Exempt Municipal Bonds............    1,074     3,039        986       --    --       2,864        7,963      7,963
      Wtd. Avg. Interest Rate.........      5.5%     5.85%      5.10%                      7.25%
    Equity Securities and Options.....    1,688        --         --       --    --          --        1,688    148,644
    Other Debt Securities.............       --       788         --       --    --          --          788      1,265
      Wtd. Avg. Interest Rate.........               5.00%                                              5.00%
Long-term Debt
  Minimum Liability on Forward Sale of
    Equity Securities.................                       112,941                                 112,941    112,941
      Wtd. Avg. Interest Rate.........                          7.90%                                   7.90%
  Revolving Credit Agreement..........   22,741                                                       22,741     22,741
      Wtd. Avg. Interest Rate.........     1.50%                                                        1.50%
  Other Long-term debt................    8,509     2,602        431                                  11,542     11,542
      Wtd. Avg. Interest Rate.........     6.00%     6.00%      6.00%                                   6.00%

     As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss will depend on future changes in interest rate and market values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements on page F-2 to F-21, inclusive and the Independent Auditors' Report on page F-1 are filed as part of this Report and incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of St. Joe to be held on May 9, 2000 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
2.01      --  Limited Partnership Agreement of St. Joe/Arvida Company,
              L.P. (Incorporated herein by reference to Exhibits filed
              with the Company's Prospectus filed February 11, 1998 under
              Rule 424 (b))
2.02      --  Agreement of Limited Partnership of St. Joe/CNL Development,
              Ltd. (Incorporated herein by reference to Exhibits filed
              with the Company's Prospectus filed February 11, 1998 under
              Rule 424 (b))
2.03      --  Stock Purchase Agreement dated as of September 1, 1995 between St. Joe Industries Inc. and TPG Communications, Inc.
              (Incorporated herein by reference to Exhibits filed with The
              Registrant's Quarterly Report on Form 10-Q for the third
              quarter ended September 30, 1995)
2.04      --  Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container
              Company and St. Joe Paper Company, on the one Hand and Four
              M Corporation and St. Joe Paper company in the other hand
              (the "Asset Purchase Agreement") (incorporated herein by
              reference and Exhibits filed with the Registrant's Quarterly
              Report on Form 10-Q for the third quarter ended September
              30, 1995)
2.05      --  Amendments dated December 14, 1995; December 20, 1995;
              January 10, 1996 and January 12, 1996 to the Asset Purchase
              Agreement (incorporated herein by reference to the
              Registrant's Proxy Statement for the Special Meeting of
              Stockholders on April 24, 1996)
2.06      --  Agreement for Purchase and Sale of Assets and Stock between
              St. Joe Real Estate Services, Inc. et.al. and CMT Holding,
              Ltd. (Incorporated herein by reference to Exhibits filed in the Registrant's Quarterly Report on Form 10-Q for the
              second quarter ended June 30, 1998)
2.07      --  Purchase Agreement by and among Dominion Capital, Inc.,
              Goodman-Segar-Hogan-Hoffler, Inc et.al. and St. Joe
              Commercial Property Services, Inc dated September 24, 1998
              (Incorporated herein by reference to Exhibits filed in the
              Registrant's Quarterly Report on Form 10-Q for the third
              quarter ended September 30, 1998)
3.01      --  Articles of Incorporation, as amended (Incorporated herein by reference to Exhibits filed with the Company's Prospectus filed February 11, 1998 under Rule 424 (b))
3.02      --  Articles of Amendment dated January 8, 1998 (Incorporated herein by reference to Exhibits filed with the Company's
              Prospectus filed February 11, 1998 under Rule 424 (b)
3.03      --  Amended By-Laws dated March 18, 1997 (Incorporated herein by reference to Exhibit 3(b) filed with the Registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31,
              1996
3.04      --  Restated and Amended Articles of Incorporation of the St.
              Joe Company dated May 12 1998 (Incorporated herein by
              reference to Exhibits filed in the Registrant's Quarterly
              Report on Form 10-Q for the first quarter ended March 31,
              1998
3.05      --  Exchange and Purchase and Sale Agreement by and among The
              South Florida Water Management District: United States Sugar
              Corporation; Okeelanta Corporation, South Florida
              Industries, Inc, and Florida Crystals Corporation and The
              St. Joe Company; The United States Department of the
              Interior; and The Nature Conservancy dated March 25,1999
              (Incorporated herein by reference to Exhibits filed in the
              Registrant's Quarterly Report on Form 10-Q for the first
              quarter ended March 31, 1999.))
4.01      --  Registration Rights Agreement between the Registrant and the
              Alfred I. DuPont Testamentary Trust, dated December 16, 1997
              (Incorporated herein by reference to Exhibits filed with the
              Company's Prospectus filed February 11, 1998 under Rule 424
              (b))
10.01     --  Employment Agreement of Peter Rummell, dated January 7,
              1997(Incorporated herein by reference to Exhibits filed with the Company's Prospectus filed February 11, 1998 under Rule
              424 (b))

EXHIBIT
NUMBER
-------
10.02     --  Employment Agreement of Robert M. Rhodes, dated November 5,
              1997 (Incorporated herein by reference to Exhibits filed
              with the Company's Prospectus filed February 11, 1998 under
              Rule 424 (b))
10.03     --  Employment Agreement of J. Malcolm Jones, dated February 26,
              1997 (Incorporated herein by reference to Exhibits filed
              with the Company's Prospectus filed February 11, 1998 under
              Rule 424 (b))
10.04     --  Employment Agreement of Michael F. Bayer, dated February 1,
              1997 (Incorporated herein by reference to Exhibits filed
              with the Company's Prospectus filed February 11, 1998 under
              Rule 424 (b))
10.05     --  Form of Severance Agreement (Incorporated herein by
              reference to Exhibits filed with the Company's Prospectus
              filed February 11, 1998 under Rule 424 (b))
10.06     --  Distribution and Recapitalization Agreement (Incorporated
              herein by reference to Exhibits filed in the Registrant's
              Quarterly Report on Form 10-Q for the first quarter ended
              September 30, 1999.))
10.07     --  Indemnification Agreement (Incorporated herein by reference to Exhibits filed in the Registrant's Quarterly Report on
              Form 10-Q for the first quarter ended September 30, 1999.))
10.08     --  Master Agreement (Incorporated herein by reference to
              Exhibits filed in the Registrant's Quarterly Report on Form
              10-Q for the first quarter ended September 30, 1999.))
21.01     --  Subsidiaries of The St. Joe Company*
23.01     --  Consent of Independent Accountants*
27.01     --  Financial Data Schedule (for SEC use only)*
99.01     --  Supplemental Calculation of Selected Consolidated Financial
              Data*

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ST. JOE COMPANY

                                          By:      /s/ KEVIN M. TWOMEY
                                            ------------------------------------
                                                      Kevin M. Twomey
                                            President, Chief Financial Officer,
                                                   Chief Operating Officer
                                               (Principal Financial Officer)

Date: March 15, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities indicated on March   , 1999.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

        /s/ PETER S. RUMMELL           Chairman of the Board, Chief           March 15, 2000
-------------------------------------    Executive Officer (Principal
          Peter S. Rummell               Executive Officer)

         /s/ KEVIN M. TWOMEY           President, Chief Operating Officer,    March 15, 2000
-------------------------------------    Chief Financial Officer (Principal
           Kevin M. Twomey               Financial Officer)

        /s/ JANNA L. CONNOLLY          Vice President/Controller (Principal   March 15, 2000
-------------------------------------    Accounting Officer)
          Janna L. Connolly

       /s/ MICHAEL L. AINSLIE          Director                               March 16, 2000
-------------------------------------
         Michael L. Ainslie

         /s/ JACOB C. BELIN            Director                               March 17, 2000
-------------------------------------
           Jacob C. Belin

     /s/ RUSSELL B. NEWTON, JR.        Director                               March 16, 2000
-------------------------------------
       Russell B. Newton, Jr.

        /s/ JOHN J. QUINDLEN           Director                               March 16, 2000
-------------------------------------
          John J. Quindlen

        /s/ WALTER L. REVELL           Director                               March 16, 2000
-------------------------------------
          Walter L. Revell

       /s/ FRANK S. SHAW, JR.          Director                               March 16, 2000
-------------------------------------
         Frank S. Shaw, Jr.

       /s/ WINFRED L. THORNTON         Director                               March 16, 2000
-------------------------------------
         Winfred L. Thornton

          /s/ JOHN D. UIBLE            Director                               March 17, 2000
-------------------------------------
            John D. Uible

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The St. Joe Company:

     We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flow for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Jacksonville, Florida
February 8, 2000

                              THE ST. JOE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   71,987   $   39,108
  Short-term investments....................................      69,174       65,285
  Accounts receivable.......................................      38,805       38,691
  Inventory.................................................       6,360       11,006
  Other assets..............................................      11,158       13,234
                                                              ----------   ----------
          Total current assets..............................     197,484      167,324
                                                              ----------   ----------
INVESTMENTS AND OTHER ASSETS:
  Marketable securities.....................................     188,884      201,002
  Prepaid pension asset.....................................      63,771       53,683
  Other assets..............................................      20,867        9,301
  Investment in unconsolidated affiliates...................      80,652       70,235
  Goodwill..................................................     138,392      123,389
  Net assets of discontinued operations.....................         215       72,318
                                                              ----------   ----------
          Total investments and other assets................     492,781      529,928
                                                              ----------   ----------
Investment in real estate...................................     746,933      548,101
Property, plant & equipment, net............................     384,429      358,916
                                                              ----------   ----------
          Total assets......................................  $1,821,627   $1,604,269
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   45,697   $   26,497
  Accrued liabilities.......................................      48,445       43,173
  Income tax payable (receivable)...........................       6,196       (1,212)
  Current portion of long-term debt.........................      31,250       24,953
                                                              ----------   ----------
          Total current liabilities.........................     131,588       93,411
Other liabilities...........................................      17,705       11,946
Deferred income taxes.......................................     278,513      289,359
Long-term debt..............................................     115,974        9,947
Minority interest in consolidated subsidiaries..............     336,993      316,309
Commitments and contingencies (Notes 10, 15)
                                                              ----------   ----------
          Total liabilities.................................     880,773      720,972
                                                              ----------   ----------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 180,000,000 shares authorized;
     91,697,811 issued at December 31, 1999 and 1998........      13,170       13,054
  Retained earnings.........................................     961,819      839,227
  Accumulated other comprehensive income....................      90,597       88,200
  Restricted stock deferred compensation....................      (3,564)      (2,604)
  Treasury stock at cost, 5,265,827 and 2,543,590 shares
     held at December 31, 1999 and 1998.....................    (121,168)     (54,580)
                                                              ----------   ----------
          Total stockholders' equity........................     940,854      883,297
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,821,627   $1,604,269
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS EXCEPT PER
                                                                       SHARE AMOUNTS)
Operating revenues..........................................  $750,412    $392,181    $296,977
                                                              --------    --------    --------
Expenses:
  Operating expenses........................................   589,588     286,973     215,941
  Corporate expense, net....................................    16,361       6,569       6,514
  Depreciation and amortization.............................    49,368      38,893      28,732
  Impairment losses.........................................     7,162      10,238          --
                                                              --------    --------    --------
          Total expenses....................................   662,479     342,673     251,187
                                                              --------    --------    --------
          Operating profit..................................    87,933      49,508      45,790
                                                              --------    --------    --------
Other income:
  Investment income, net....................................    13,006      20,118      30,695
  Gains on sales and other dispositions of assets...........    15,360       8,362       4,438
  Other, net................................................     4,544       3,441       6,849
                                                              --------    --------    --------
          Total other income................................    32,910      31,921      41,982
                                                              --------    --------    --------
Income from continuing operations before income taxes and
  minority interest.........................................   120,843      81,429      87,772
                                                              --------    --------    --------
Income tax expense (benefit):
  Current...................................................    35,467      23,569      24,731
  Deferred..................................................   (11,506)     12,611      13,240
                                                              --------    --------    --------
          Total income tax expense..........................    23,961      36,180      37,971
                                                              --------    --------    --------
Income from continuing operations before minority
  interest..................................................    96,882      45,249      49,801
Minority interest...........................................    19,243      19,117      18,401
                                                              --------    --------    --------
Income from continuing operations...........................    77,639      26,132      31,400
                                                              --------    --------    --------
Income from discontinued operations:
  Earnings from discontinued operations, net of income taxes
     of $3,368, $1,699, and $2,550 respectively.............     5,364       2,706       4,053
  Gain on sale of discontinued operations, net of income
     taxes of $30,477.......................................    41,354          --          --
                                                              --------    --------    --------
          Net income........................................  $124,357    $ 28,838    $ 35,453
                                                              ========    ========    ========
EARNINGS PER SHARE
Basic
Income from continuing operations...........................  $   0.89    $   0.29    $   0.34
Earnings from discontinued operations.......................      0.06        0.03        0.05
Gain on sale of discontinued operations.....................      0.47          --          --
                                                              --------    --------    --------
          Net income........................................  $   1.42    $   0.32    $   0.39
                                                              ========    ========    ========
Diluted
Income from continuing operations...........................  $   0.88    $   0.28    $   0.34
Earnings from discontinued operations.......................      0.06        0.03        0.04
Gain on sale of discontinued operations.....................      0.46          --          --
                                                              --------    --------    --------
          Net income........................................  $   1.40    $   0.31    $   0.38
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    COMMON STOCK                    ACCUMULATED OTHER   RESTRICTED STOCK
                                --------------------    RETAINED      COMPREHENSIVE         DEFERRED       TREASURY
                                  SHARES     AMOUNT     EARNINGS         INCOME           COMPENSATION      SHARES       TOTAL
                                ----------   -------   ----------   -----------------   ----------------   ---------   ----------
Balance at December 31,
  1996........................  91,495,950   $ 8,714   $1,125,161        $63,066            $    --        $      --   $1,196,941
Comprehensive income:
  Net income..................          --        --       35,453             --                 --               --       35,453
  Increase in net unrealized
    gain on available-for-sale
    securities, net of tax of
    $10,590...................          --        --           --         16,493                 --               --       16,493
                                                                                                                       ----------
        Total comprehensive
          income..............                                                                                             51,946
                                ----------   -------   ----------        -------            -------        ---------   ----------
Dividends ($.07 per share)....          --        --       (6,113)            --                 --               --       (6,113)
Special distributions ($3.67
  per share)..................          --        --     (336,838)            --                 --               --     (336,838)
Increase in restricted stock
  deferred compensation.......     201,861     4,340           --             --             (4,340)              --           --
Amortization of restricted
  stock deferred
  compensation................          --        --           --             --                868               --          868
                                ----------   -------   ----------        -------            -------        ---------   ----------
Balance at December 31,
  1997........................  91,697,811    13,054      817,663         79,559             (3,472)              --      906,804
                                ----------   -------   ----------        -------            -------        ---------   ----------
Comprehensive income:
  Net income..................          --        --       28,838             --                 --               --       28,838
  Increase in net unrealized
    gain on available-for-sale
    securities, net of tax of
    $4,781....................          --        --           --          8,641                 --               --        8,641
                                                                                                                       ----------
        Total comprehensive
          income..............          --        --           --             --                 --               --       37,479
                                                                                                                       ----------
Dividends ($.08 per share)....          --        --       (7,274)            --                 --               --       (7,274)
Amortization of restricted
  stock deferred
  compensation................          --        --           --             --                868               --          868
Purchase of treasury shares...  (2,543,590)       --           --             --                 --          (54,580)     (54,580)
                                ----------   -------   ----------        -------            -------        ---------   ----------
Balance at December 31,
  1998........................  89,154,221    13,054      839,227         88,200             (2,604)         (54,580)     883,297
                                ----------   -------   ----------        -------            -------        ---------   ----------
Comprehensive income:
  Net income..................          --        --      124,357             --                 --               --      124,357
  Increase in net unrealized
    gain on available-for-sale
    securities, net of tax of
    $1,312....................          --        --           --          2,397                 --               --        2,397
                                                                                                                       ----------
        Total comprehensive
          income..............          --        --           --             --                 --               --      126,754
                                                                                                                       ----------
Dividends ($.02 per share)....          --        --       (1,765)            --                 --               --       (1,765)
Increase in restricted stock
  deferred compensation.......     100,000        --           --             --             (2,194)           2,194           --
Issuance of common stock......      32,853       116           --             --                 --              750          866
Amortization of restricted
  stock deferred
  compensation................          --        --           --             --              1,234               --        1,234
Purchase of treasury shares...  (2,855,090)       --           --             --                 --          (69,532)     (69,532)
                                ----------   -------   ----------        -------            -------        ---------   ----------
Balance at December 31,
  1999........................  86,431,984   $13,170   $  961,819        $90,597            $(3,564)       $(121,168)  $  940,854
                                ==========   =======   ==========        =======            =======        =========   ==========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998        1997
                                                              ---------   ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 124,357   $   28,838   $  35,453
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     49,368       38,893      28,732
     Minority interest in income............................     19,243       19,117      18,401
     Gain on sale of property and investments...............    (28,039)      (6,193)     (1,717)
     Equity in income of unconsolidated affiliates..........    (20,470)      (1,925)         --
     Gain on sale of discontinued operations................    (41,354)          --          --
     Deferred income tax (benefit) expense..................    (11,506)      12,611      13,240
     Impairment losses......................................      7,162       10,238          --
     Purchases and maturities of trading investments, net...    (14,234)     (34,755)         --
     Cost of community residential properties sold..........     24,339        1,138       1,301
     Expenditures for community residential properties......    (60,078)     (10,816)         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................      1,004        6,676       2,178
       Inventory............................................      5,046        1,376        (483)
       Other assets.........................................    (24,701)     (17,221)     (8,158)
       Accounts payable, accrued liabilities, casualty
          reserves and other................................    (29,451)       3,490       8,424
       Income taxes payable.................................      7,408       (3,513)    (16,060)
       Discontinued operations-noncash charges and working
          capital changes...................................     27,610        2,457      (3,238)
                                                              ---------   ----------   ---------
Net cash provided by operating activities...................     35,704       50,411      78,073
Cash flows from investing activities:
     Purchases of property, plant and equipment.............    (45,673)     (28,368)    (64,137)
     Purchase of investments in real estate.................   (236,083)     (95,895)         --
     Investing activities of discontinued operations........         --           --        (305)
     Purchases of investments:
       Available for sale...................................   (142,992)    (972,047)    (87,796)
       Held to maturity.....................................         --           --    (100,350)
     Investments in joint ventures and purchase business
       acquisitions, net of cash received...................    (49,433)    (148,859)    (20,154)
     Proceeds from dispositions of assets...................     95,510        3,589       9,984
     Proceeds from sale of discontinued operations..........    150,682           --          --
     Maturities and redemptions of investments:
       Available for sale...................................    167,197    1,134,449     108,810
       Held to maturity.....................................         --           --     119,644
     Distributions from unconsolidated affiliates...........     23,944           --          --
     Proceeds from sale of note receivable..................         --           --      10,400
                                                              ---------   ----------   ---------
Net cash used in investing activities.......................    (36,848)    (107,131)    (23,904)
Cash flows from financing activities:
  Proceeds from long-term debt, net.........................    106,992          872          --
  Dividends and special distributions paid to
     stockholders...........................................     (1,765)      (7,274)   (342,950)
  Dividends paid to minority interest.......................     (1,672)      (1,668)     (1,664)
  Treasury stock purchased..................................    (69,532)     (54,580)         --
                                                              ---------   ----------   ---------
Net cash provided by (used in) financing activities.........     34,023      (62,650)   (344,614)
Net increase (decrease) in cash and cash equivalents........     32,879     (119,370)   (290,445)
Cash and cash equivalents at beginning of year..............     39,108      158,478     448,923
                                                              ---------   ----------   ---------
Cash and cash equivalents at end of year....................  $  71,987   $   39,108   $ 158,478
                                                              =========   ==========   =========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS

     The St. Joe Company, (the "Company") is a diversified corporation engaged in residential and commercial real estate, forestry, hospitality and leisure resort development, and transportation operations. Until recently, the Company also had ongoing sugar operations, which it discontinued for accounting purposes in the fourth quarter of 1998 and ceased all operations by the end of 1999. While the Company's real estate operations are in various states throughout the southeast, the majority of the real estate operations, as well as the transportation operations are principally within the state of Florida. Forestry has operations in both Florida and Georgia. Consequently, the Company's performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

  Real Estate

     The Company currently conducts its real estate operations in four principal segments: commercial real estate development and services, community residential development, residential real estate services, and land sales. The Company owns and develops commercial properties throughout the southeastern United States through Gran Central Corporation ("GCC"), a wholly-owned subsidiary of Florida East Coast Industries, Inc. ("FECI"), a 54% owned subsidiary of the Company, and through several wholly owned subsidiaries and partnership ventures. Through its wholly-owned subsidiary, Advantis Real Estate Services Inc. ("Advantis"), the Company provides commercial real estate services including brokerage, property management and construction management. The Company is also a partner in several joint ventures that develop and manage commercial property in Florida, Georgia and Texas. The Company's community residential development division owns large tracts of land in west Florida near Tallahassee, Florida and northwest Florida including significant Gulf of Mexico frontage. The Company is developing and managing residential communities on certain lands owned by the Company, as well as through its 74% owned limited partnership, St. Joe/Arvida Company, L.P. ("Arvida"). The Company also has a 26% interest in the limited partnership interests of Arvida/JMB Partners, L.P., a limited partnership that is developing residential communities, three in Florida, one near Atlanta, Georgia and one in North Carolina. During 1999, The Company also acquired Saussy Burbank, Inc., a homebuilder located in Charlotte N.C. The Company owns a residential real estate brokerage, sales and services business in Florida through its 1998 acquisition of Prudential Florida Realty, which has since changed its name to Arvida Realty Services ("ARS"). The St. Joe Land Company ("St. Joe Land") was created during 1999 to sell parcels of land from a portion of the total of 800,000 acres of timberland held by the Company in northwest Florida and southwest Georgia. In 1999, the Company also started a hospitality development group that will offer fee-based development services for hospitality real estate projects including hotels, resorts, and timeshare facilities.

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

     After the closure of the mill for several months in 1997, the Company renegotiated its 15 year supply contract with FCP to allow it to supply pulpwood to the mill at a level (700,000 tons per year beginning June 1, 1998) significantly lower than historical levels. During latter 1998 and 1999, the mill has been closed and the Company has been redirecting pulpwood to another mill at FCP's request. The Company intends to

                              THE ST. JOE COMPANY
extend growing periods for certain portions of its timber and to sell such timber in the form of higher-margin products, which the Company anticipates will increase the long-term profitability of its forestry operations. The Company will also have some of its timber resources sold through the Company's new real estate division, St. Joe Land.

  Transportation

     FECI's subsidiary, Florida East Coast Railway ("FECR"), provides rail and freight service between Jacksonville and Miami, Florida and branch line track between Fort Pierce and Lake Harbor, Florida. FECR has the only coastal right-of-way between Jacksonville and West Palm Beach, Florida. The principal commodities carried by rail include trailers-on-flatcar, containers-on-flatcar, crushed stone, cement, automobile vehicles and parts. FECR also has a trucking operation, which is an interstate, irregular route, common carrier with terminals located throughout the eastern half of the United States. In 1999, FECR created a new subsidiary related to its telecom businesses. The Company also owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad that operates between Port St. Joe and Chattahoochee, Florida. Its principal commodities include coal, pulpwood, pulpboard woodchips, and tall oil chemicals.

  FECI Spin-off (Proposed)

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

     This transaction, expected to be completed in mid-2000, is subject to a number of conditions including the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off. The Boards of Directors of the Company and FECI have unanimously approved the transaction and on March 8, 2000, the minority shareholders of FECI approved the transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Investments in joint ventures in which the Company does not have financial control are

                              THE ST. JOE COMPANY
accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Operating revenues consist of real estate property sales, brokerage commissions, real estate service fees and real estate development fees, rental revenues, transportation revenues, revenues from sales of forestry products and equity in the income of unconsolidated investments. Revenues from real estate property sales and brokerage commissions earned therefrom are recognized upon closing of sales contracts or upon settlement of condemnation proceedings. Real estate service fees are recognized in the period in which the services are performed. Real estate development fees are recognized as billed, which approximates the percentage of completion method of accounting. Rental revenues are recognized upon completion of rental and lease contracts, using the straight-line basis over the life of the contract. Transportation revenues are substantially recognized upon completion of transportation services at destination. Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition date of 90 days or less.

  Inventories

     Inventories consist of transportation materials and supplies and are stated at the lower of cost or market. Costs for substantially all inventories are determined under the first in, first out (FIFO) or the average cost method.

  Investment in Real Estate

     Investment in real estate is carried at lower of cost or fair value. Depreciation is computed on straight-line and accelerated methods over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method. An adjustment to depletion is recorded, if necessary, based on the continuous forest inventory ("CFI") analysis prepared every 5 years.

  Property, Plant and Equipment

     Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets. Railroad properties are depreciated and amortized using the group depreciation method. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

  Goodwill and Deferred Compensation

     Goodwill associated with the Company's business combinations is being amortized on a straight-line basis over periods ranging from 10 years to 30 years. Deferred compensation is being amortized on a straight-line basis over a five-year vesting period, which is deemed to be the period for which services are performed. During 1998, the Company wrote-off $2,238 of intangibles determined to be unrealizable.

  Earnings Per Common Share

     Earnings per common share ("EPS") are based on the weighted average number of common shares outstanding during the year as adjusted for the three-for-one stock split effective January 12, 1998. Diluted EPS assumes weighted average options to purchase 862,034, 1,323,498, and 1,379,495 shares of common stock in 1999, 1998, and 1997 have been exercised using the treasury stock method. In August 1998, the

                              THE ST. JOE COMPANY

Company's Board of Directors authorized $150,000 for the repurchase of the Company's outstanding common stock from time to time on the open market. As of December 31, 1999 the Company had repurchased 5,398,680 shares. Subsequent to year-end, the Company completed the repurchase plan by purchasing an additional 1,086,631 shares, for a total of 6,485,311 shares repurchased. In February 2000 the Company's Board of Directors authorized an additional $150,000 for the repurchase of the Company's outstanding stock. Weighted average basic and diluted shares taking into consideration the treasury shares repurchased and the weighted average options used in calculating EPS for each of the years presented is as follows:

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Basic..............................................  87,690,518   90,961,941   91,695,046
Diluted............................................  88,552,552   92,285,439   93,074,541

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

  Comprehensive Income

     The Company's comprehensive income differs from net income due to changes in the net unrealized gains on marketable securities available for sale. The Company has elected to disclose comprehensive income in its Consolidated Statement of Changes in Stockholders' Equity.

  Income Taxes

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                              THE ST. JOE COMPANY

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

     The Company accounts for hedges against its' equity securities at fair value. Unrealized gains or losses are reported as a separate component of stockholders' equity along with the underlying equity securities' net unrealized gain or loss.

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

  Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. During 1999, the Company recorded a $5,183 write-down encompassing its entire investment in Entros, its former entertainment segment, and a $1,979 write-down of a note receivable of FECI's subsidiaries, deemed to be uncollectible. During 1998, the Company recorded an $8,000 write-down of transportation property, plant and equipment owned by its wholly-owned subsidiary,ANRR.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

  Supplemental Cash Flow Information

     The Company paid $3,790, $543 and $389 for interest and $63,882, $29,690 and $33,686 for income taxes in 1999, 1998, and 1997, respectively. The Company capitalized interest expense of $2,701 in 1999.

     The Company's non-cash activities included issuance of $1,350 and $15,480 of long-term debt in purchase business combinations in 1999 and 1998 and contributed $7,762 in property to an investment in an unconsolidated affiliate in 1999.

     Cash flows related to community residential developments are included in operating activities on the statement of cash flow.

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

                              THE ST. JOE COMPANY

3. BUSINESS COMBINATIONS

     During 1999, the Company acquired various entities related to its operations in commercial real estate brokerage services and residential real estate brokerage services and also purchased a homebuilder in Charlotte, NC. Advantis acquired 3 companies and remaining minority-interests in two other companies for a total purchase price of approximately $9,100, resulting in goodwill of $8,998 which is being amortized on a straight-line basis over 15 years. ARS acquired 9 companies for a total purchase price of approximately $7,400, resulting in goodwill of $6,935 which is being amortized on a straight-line basis over 20 years. The Company also acquired Saussy Burbank, a Charlotte, NC homebuilder for approximately $16,500, resulting in goodwill of $6,363 which is being amortized on a straight-line basis over 10 years. In addition, in future years, the Company may pay contingent consideration relating to the acquisition of Saussy Burbank of $3.6 million. The amount of such consideration will depend upon the satisfaction of certain performance criteria relating to the assets acquired. All of these acquisitions were accounted for as purchases and as such, the results of their operations are included in the consolidated financial statements from the date of acquisition. None of the 1999 acquisitions were significant to the operations of the Company in the year in which they were acquired or the year preceding the acquisition.

     On July 31, 1998, the Company completed the purchase of Prudential Florida Realty ("PFR"), currently known as ARS, from CMT Holding, Ltd. ARS is a residential real estate brokerage, sales and services company in Florida. Under the terms of the purchase and sale agreement, the Company acquired certain assets of CMT Holding, Ltd. for a total purchase price of $98,815; of which $88,815 has been paid in cash and $10,000 was a two-year note. Additionally, a contingent payment of $10,000 will be paid over a three-year period (2001 through 2003) if certain performance targets are met. The ARS acquisition was accounted for under the purchase method of accounting and the resulting goodwill of $89,356 is being amortized on a straight-line basis over 20 years.

     On September 24, 1998, the Company acquired Goodman Segar Hogan Hoffler, L.P. ("GSHH"), a commercial, retail, office and industrial real estate services company based in Norfolk, Virginia. GSHH manages commercial properties and brokers real estate transactions in the southeastern United States. Under the terms of the purchase agreement, the Company acquired all outstanding partnership interests of GSHH for a total purchase price of $15,650, of which $11,190 was paid in cash at closing and $4,480 was a three-year note. The GSHH acquisition was accounted for under the purchase method of accounting and the resulting goodwill of $16,773 is being amortized on a straight-line basis over 15 years.

     On December 21, 1998, the Company purchased the assets of Florida Real Estate Advisors, Inc. ("FREA'), a commercial, retail, office and industrial real estate services company based in Tampa, Florida. FREA manages commercial properties in central and south Florida. Under the terms of the purchase and sale agreement, the Company acquired certain assets of FREA for a total purchase price of $8,550, of which approximately $6,000 was paid in cash at closing and the remainder was a three-year note. The FREA acquisition was accounted for under the purchase method of accounting and the resulting goodwill of $8,211 is being amortized on a straight-line basis over 15 years. In 1999, the operations of GSHH and FREA were combined and they operate as Advantis.

                              THE ST. JOE COMPANY

     The results of operations of the acquired companies are included in the consolidated statements of income from the dates of their respective acquisitions. Following is a summary of the unaudited pro forma results of operations of the Company for the year ended December 31, 1998 assuming the ARS, GSHH and FREA acquisitions had occurred on January 1, 1998:

                                                                1998
                                                              --------
Total revenues..............................................  $534,840
Net income..................................................    28,942
Earnings per share:
  Basic.....................................................       .32
  Diluted...................................................       .31

     Adjustments to the Company's results of operations to reflect proforma results include goodwill amortization, and reductions in interest income for the use of invested cash. The pro forma results do not necessarily represent results of operations that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations.

4. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     Investments in unconsolidated affiliates as of December 31, consist of:

                                                           OWNERSHIP    1999      1998
                                                           ---------   -------   -------
Arvida/JMB Partners, L.P. ...............................     26%      $45,785   $45,938
Codina Group, Inc. ......................................     33        10,345     9,758
Beacon Station (Gran Central)............................     50         9,050         0
WBP One, L.P. (Gran Central).............................     50         5,671     1,705
Deerfield Park, LLC......................................     38         3,412     6,002
The I'on Company LLC.....................................     13         1,845         0
St. Joe/CNL Realty Group, LTD............................     50         1,776     1,597
Deerfield Commons........................................     50         1,729         0
McNeill Burbank..........................................     50           740         0
St. Joe Commercial Texas L.P. ...........................     50           260         0
Al-Zar LTD...............................................      1            39       144
Entros, Inc. ............................................     44             0     5,091
                                                                       -------   -------
                                                                       $80,652   $70,235
                                                                       =======   =======

     Any differences between the cost of the investments and the underlying equity in an unconsolidated investee's net assets are being amortized over the remaining lives of the investee's assets, ranging from five to fifteen years.

                              THE ST. JOE COMPANY

     Summarized unaudited financial information for the unconsolidated investments on a combined basis, is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                               UNAUDITED      UNAUDITED
BALANCE SHEET:
Investment property, net....................................    $326,472       $208,659
Other assets................................................     190,361        204,100
                                                                --------       --------
          Total assets......................................     516,833        412,759
                                                                ========       ========
Notes payable and other debt................................     139,054         81,948
Other liabilities...........................................      98,102         89,378
Equity......................................................     279,677        241,433
                                                                --------       --------
          Total liabilities and equity......................    $516,833       $412,759
                                                                ========       ========

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1999           1998           1997
                                                            ------------   ------------   ------------
                                                             UNAUDITED      UNAUDITED      UNAUDITED
STATEMENT OF INCOME:
Total revenues............................................    $440,288       $36,730         $5,254
Total expenses............................................     341,629        32,368          5,123
                                                              --------       -------         ------
          Net income......................................    $ 98,659       $ 4,362         $  131
                                                              ========       =======         ======

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

     Talisman retained ownership of the sugar mill until March 1999 when it was sold to a third party. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5 million of the purchase price is held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally. In addition, approximately $1.7 million is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a

                              THE ST. JOE COMPANY
particular parcel, an amount equal to the land value on that parcel will be released from escrow. The Company recognized $41.4 million in gain, net of taxes, on the combined sale of the land and farming rights. Included in current and noncurrent liabilities are $6.1 million of liabilities related to severance costs, environmental issues and closing costs.

     The Company has reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman were $43,951, $40,955, and $49,320 in 1999, 1998 and 1997 respectively. Earnings for Talisman, net of tax, were $5,364, $2,706, and $4,053 in 1999, 1998 and 1997, respectively.

6. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES:

     Investments as of December 31, 1999, consist of:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
Short term investments (maturing within one
  year)
  Trading
     Cash.....................................   $   152    $    152         --         --
     Tax exempt municipal bonds...............    46,806      46,281         --        525
                                                 -------    --------    -------        ---
                                                  46,958      46,433         --        525
                                                 -------    --------    -------        ---
  Available for sale
     Commercial paper.........................    22,741      22,741         --         --
                                                 -------    --------    -------        ---
                                                  69,699      69,174         --        525
                                                 =======    ========    =======        ===
Marketable securities
  Available for sale
     U.S. Government securities
       Maturing in one to five years..........    30,973      31,012         39         --
     Tax exempt municipal bonds
       Maturing in one to five years..........     5,271       5,271         --         --
       Maturing in five to ten years..........        --          --         --         --
       Maturing in more than ten years........     2,692       2,692         --         --
     Equity securities........................     1,688     148,644    146,956         --
     Other corporate debt
       Maturing in one to five years..........       788       1,265        477         --
                                                 -------    --------    -------        ---
                                                 $41,412    $188,884    147,472         --
                                                 =======    ========    =======        ===

     Included in short-term investments is $22,741 of restricted commercial paper collateralizing the ARS line of credit.

                              THE ST. JOE COMPANY

     Investments as of December 31, 1998 consist of:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
Short term investments (maturing within one
  year)
  Trading
     Cash.....................................   $    90    $     90         --         --
       Tax exempt municipal bonds.............    34,827      34,765         --        (62)
                                                 -------    --------    -------        ---
                                                  34,917      34,855         --        (62)
                                                 -------    --------    -------        ---
  Available for sale
     Commercial paper.........................    17,613      17,613         --         --
     Tax exempt municipal bonds...............    12,811      12,817         --         (6)
                                                 -------    --------    -------        ---
                                                  65,341      65,285         --        (68)
                                                 =======    ========    =======        ===
Marketable securities
  Available for sale
     U.S. Government securities
       Maturing in one to five years..........     3,600       3,707        107
     Tax exempt municipal bonds
       Maturing in one to five years..........    32,429      33,155        726
       Maturing in five to ten years..........    12,010      12,896        886         --
       Maturing in more than ten years........     4,766       4,740         --        (26)
     Equity securities........................     1,681     143,976    142,295         --
     Other corporate debt
       Maturing in one to five years..........     2,062       2,528        466         --
                                                 -------    --------    -------        ---
                                                 $56,548    $201,002    144,480        (26)
                                                 =======    ========    =======        ===

     Included in short-term investments is $17,000 of restricted commercial paper collateralizing the ARS line of credit.

     During 1999 and 1998, the Company utilized hedging strategies that minimized the risk of loss in its investments in equity securities. In early 1999, the Company used the hedged positions as collateral for a line of credit. On October 15, 1999, the Company settled the hedge positions for a pre-tax gain of $5,023 and terminated the line of credit related to these securities. Simultaneously, the Company entered into a three-year forward sale transaction with a major financial institution that will lead to the ultimate disposition of the securities. Under the forward sale agreement, the Company received approximately $111,100 in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of shares to the financial institution. The agreement also allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities will continue to be recorded at fair value on the balance sheet with additional unrealized gains and losses, net of tax, being recorded through other comprehensive income. The Company recorded a liability in long-term debt for approximately $111,100, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. On October 15, 2002 the liability will be $139,400 plus any appreciation in the securities beyond the first 20%. The balance of this liability on December 31, 1999 is $112,941 and is included in long-term debt (See note 10).

                              THE ST. JOE COMPANY

7. INVESTMENT IN REAL ESTATE

     Real estate as of December 31 consists of:

                                                                1999       1998
                                                              --------   --------
Operating property..........................................  $669,532   $569,258
Development property........................................    64,720     13,560
Investment property.........................................    74,299     20,176
                                                              --------   --------
                                                               808,551    602,994
                                                              --------   --------
Accumulated depreciation....................................    61,618     54,893
                                                              --------   --------
                                                              $746,933   $548,101
                                                              ========   ========

     Included in operating property are the Company's timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company's land held for future use.

     Real estate properties having net book value of approximately $299,725 at December 31, 1999 are leased under non-cancelable operating leases with expected aggregate rentals of approximately $150,500 of which $44,200, $38,900, $30,500, $21,800, and $13,600 is due in the years 2000 through 2004, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of December 31 consists of:

                                                                                ESTIMATED
                                                           1999       1998     USEFUL LIFE
                                                         --------   --------   -----------
Transportation property and equipment..................  $411,098   $392,062      12-30
Machinery and equipment................................   232,846    227,771      12-30
Office equipment.......................................     6,069      3,782         10
Autos, trucks, and airplane............................     3,505      3,043       3-10
                                                         --------   --------
                                                          653,518    626,658
Accumulated depreciation...............................   269,089    267,742
                                                         --------   --------
                                                         $384,429   $358,916
                                                         ========   ========

9. ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consist of:

                                                               1999      1998
                                                              -------   -------
Payroll and benefits........................................  $21,990   $11,483
Payroll taxes...............................................       60       149
Property and other taxes....................................      553     9,029
Accrued casualty reserves...................................   16,812    18,869
Other accrued liabilities...................................   26,735    15,589
                                                              -------   -------
                                                               66,150    55,119
Less: noncurrent accrued casualty reserves and other
  liabilities...............................................   17,705    11,946
                                                              -------   -------
                                                              $48,445   $43,173
                                                              =======   =======

                              THE ST. JOE COMPANY

10. LONG-TERM DEBT

     Long-term debt and credit agreements at December 31, 1999 and 1998 consisted of the following:

                                                                1999      1998
                                                              --------   -------
Minimum liability owed on forward sale of equity securities, secured by the equity securities, matures October 2002,
  with interest imputed at 7.9% per annum...................  $112,941   $    --
Revolving credit agreement, interest payable monthly at 1.5%
  per annum; secured by restricted short-term investments;
  matures July 31, 2000.....................................    22,741    17,000
Non-interest bearing note payable to CMT Holdings, Ltd. due
  in equal annual installments beginning July 28, 1999, net
  of discount imputed at 6% of $.2 million and $.6 million
  at December 31, 1999 and 1998, respectively...............     4,857     9,396
Non-interest bearing notes payable to former owners of
  Goodman Segar GVA due in three annual installments
  beginning September 24, 1999, net of discount imputed at
  6% of $.2 million and $.3 million at December 31, 1999 and
  1998, respectively........................................     2,401     4,101
Non-interest bearing note payable to former owners of
  Florida Real Estate Advisors due in three annual
  installments beginning December 21, 1999, net of discount
  imputed at 6% of $.1 million and $.3 million at December
  31, 1999 and 1998, respectively...........................     1,558     2,272
Non-interest bearing note payable to former owners of Morris
  McNair & Associates due in three annual installments
  beginning October 1, 2000, net of discount imputed at 6 %
  of $.1 million at December 31, 1999.......................     1,215        --
Various secured and unsecured notes and capital leases,
  bearing interest at rates from the Prime rate (8.5% at
  December 31, 1999) to 11.25%..............................     1,511     2,131
                                                              --------   -------
          Total long-term debt..............................   147,224    34,900
                                                              --------   -------
Less: current portion.......................................    31,250    24,953
                                                              --------   -------
          Net long-term debt................................  $115,974   $ 9,947
                                                              ========   =======

     The aggregate maturities of long-term debt subsequent to December 31, 1999 are as follows; 2000, $31,250; 2001, $2,602; 2002, $113,372.

     Based on the current terms and rates of the Company's long-term debt, carrying value approximates fair value, except for the revolving credit agreement. The terms and conditions of the revolving credit agreement are commensurate with the nature of the underlying security.

11. INCOME TAXES

     Total income tax expense for the years ended December 31 was allocated as follows:

                                                             1999      1998      1997
                                                            -------   -------   -------
Income from continuing operations.........................  $23,961   $36,180   $37,971
Earnings from discontinued operations.....................    3,368     1,699     2,550
Gain on the sale of discontinued operations...............   30,477        --        --
Stockholders' equity, for recognition of unrealized gain
  on debt and marketable equity securities................    1,027     4,781    10,590
                                                            -------   -------   -------
                                                            $58,833   $42,660   $51,111
                                                            =======   =======   =======

                              THE ST. JOE COMPANY

     Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

                                                             1999      1998      1997
                                                           --------   -------   -------
Tax at the statutory federal rate........................  $ 42,295   $28,500   $30,720
Dividends received deduction and tax free interest.......    (1,227)   (2,890)   (1,752)
Excise tax on reversion of prepaid pension asset.........   (26,841)    6,411     5,352
State income taxes (net of federal benefit)..............     4,132     3,178     3,144
Undistributed earnings of FECI...........................     1,405     1,513     1,382
Other, net...............................................     4,197      (532)     (875)
                                                           --------   -------   -------
                                                           $ 23,961   $36,180   $37,971
                                                           ========   =======   =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Accrued casualty and other reserves.......................  $  8,383   $  9,056
  Impairment loss...........................................     5,085      3,086
  Deferred compensation.....................................     2,591      1,397
  Other.....................................................     2,946        553
                                                              --------   --------
          Total deferred tax assets.........................  $ 19,006   $ 14,092
                                                              --------   --------
Deferred tax liabilities:
  Tax in excess of book depreciation........................  $106,044   $110,062
  Deferred gain on land sales and involuntary conversions...    90,389     73,306
  Deferred gain on subsidiary's defeased bonds..............       658      1,444
  Unrealized gain on debt and marketable equity
     securities.............................................    56,728     55,701
  Prepaid pension asset recognized for financial
     reporting..............................................    24,600     47,549
  Undistributed earnings of FECI............................     8,938      7,390
  Other.....................................................     7,535      4,864
                                                              --------   --------
          Total gross deferred tax liabilities..............   294,892    300,316
                                                              --------   --------
          Net deferred tax liability........................  $275,886   $286,224
                                                              ========   ========

     Based on the timing of reversal of future taxable amounts and the Company's history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. The current deferred tax assets of $2,627 and $3,135 are recorded in other current assets as of December 31, 1999 and 1998, respectively.

     The Company has not recognized a deferred tax liability of approximately $17,842 for the undistributed earnings of FECI that arose in 1992 and prior years because the Company does not currently expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investment. As of December 31, 1999, the undistributed earnings of the subsidiary for which no deferred tax liability was provided were approximately $48,454.

                              THE ST. JOE COMPANY

12. EMPLOYEE BENEFITS PLANS

     The Company sponsors defined benefit pension plans that cover substantially all of its salaried employees excluding FECI. The benefits are based on the employees' years of service or years of service and compensation during the last five or ten years of employment. The Company complies with the minimum funding requirements of ERISA.

     A summary of the net periodic pension credit follows:

                                                                1999       1998
                                                              --------   --------
Service cost................................................  $  2,986   $    312
Interest cost...............................................     7,563      7,558
Expected return on assets...................................   (17,092)   (16,499)
Transition asset............................................    (2,519)    (2,566)
Actuarial gain..............................................    (1,604)    (2,220)
Prior service costs.........................................       573        593
                                                              --------   --------
          Total pension income..............................  $(10,093)  $(12,822)
                                                              ========   ========

     A reconciliation of projected benefit obligation as of December 31 follows:

                                                                1999       1998
                                                              --------   --------
Projected benefit obligation, beginning of year.............  $114,912   $112,487
Service cost................................................     2,986        312
Interest cost...............................................     7,563      7,558
Actuarial loss (gain).......................................     5,487     (3,587)
Benefits paid...............................................   (10,661)    (8,857)
Plan amendment..............................................     1,681      6,999
                                                              --------   --------
Projected benefit obligation, end of year...................  $121,968   $114,912
                                                              ========   ========

     A reconciliation of plan assets as of December 31 follows:

                                                                1999       1998
                                                              --------   --------
Fair value of assets, beginning of year.....................  $242,118   $231,790
Actual return on assets.....................................    21,575     19,185
Benefits paid...............................................   (10,661)    (8,857)
                                                              --------   --------
Fair value of assets, end of year...........................  $253,032   $242,118
                                                              ========   ========

     A reconciliation of funded status as of December 31 follows:

                                                                1999        1998
                                                              ---------   ---------
Pension benefit obligation
  Accumulated benefit obligation............................  $ 118,921   $ 113,452
  Projected benefit obligation..............................    121,968     114,912
Market value of assets......................................    253,032     242,118
Funded status...............................................   (131,064)   (127,206)
Unrecognized net transition asset...........................      3,821       6,159
Unrecognized prior service costs............................     (7,619)     (6,519)
Unrecognized net gain.......................................     71,091      73,883
                                                              ---------   ---------
(Prepaid) pension cost......................................  $ (63,771)  $ (53,683)
                                                              =========   =========

                              THE ST. JOE COMPANY

     The weighted-average discount rates for the plans were 6.75% and 7% in 1999 and 1998. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 3.25% and 6% in 1999 and 1998. The expected long-term rates of return on assets were 8% in 1999 and 1998.

     The Company's pension plans are in an overfunded position with the reduction in employees resulting from the sales of several of the Company's operations, and in prior years the Company thought it unlikely that the overfunding would be realized other than by a plan termination and reversion of assets and a 50% excise tax was included on the tax effects of the prepaid asset. During 1999, due to recent events such as acquisitions which greatly increased the number of participants in the Company's pension plan, along with plan modifications and the Company's growth strategy, management reevaluated how the pension surplus could be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in 1999. Income taxes on the pension surplus will be recorded at the statutory rate in future periods.

     During 1998, the Company's board of directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants, and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. The actuarial present value of this unfunded postretirement benefit obligation approximated $6,900 and $8,700 at December 31, 1999 and 1998. Postretirement benefit expense approximated $1,300 and $1,400, for 1999 and 1998. This actuarially determined obligation was computed based on actual claims experience of this group of retirees and a discount rate of 7% and 7.75% for 1999 and 1998 and an ultimate medical trend rate of 5% in both 1999 and 1998. A 1% increase in the medical cost trend would increase this obligation by $600 at December 31, 1999.

  (a) Deferred Compensation Plans and ESOP

     The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $893, $951, and $963, in 1999, 1998, and 1997, respectively.

     In February 1999, the Company adopted (retroactive to January 1, 1998), the "St. Joe Supplemental Executive Retirement Plan ("SERP"). The SERP is a non-qualified retirement plan to permit certain selected management and highly compensated employees to defer receipt of current compensation and to provide certain supplemental retirement and death benefits. The Company has recorded expense in 1999 related to the SERP of $1,939.

     Beginning in November 1999, the Company also implemented an employee stock purchase plan ("JoeShare"), whereby all employees may purchase the Company's common stock through payroll deductions at a 15% discount from the fair market value. As of December 31, 1999, 4,317 shares of the Company's treasury stock had been sold to employees under the JoeShare Plan.

  (b) Stock Based Compensation Plans

     Effective January 6, 1997, the Company granted Mr. Rummell, Chairman and CEO of the Company, 201,861 restricted shares of the Company's common stock and in February 1999, the Company granted Mr. Twomey, President, CFO and COO, 100,000 restricted shares. The restricted shares vest in equal installments on the first five anniversaries of the date of each grant. The Company recorded deferred compensation of approximately $3,600 for the unamortized portion of these grants as of December 31, 1999.

                              THE ST. JOE COMPANY

Compensation expense related to these grants totaled approximately $1,234 in 1999, and $900 in 1998 and 1997.

     On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Incentive Plan"), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 6.03 million shares. The options are exercisable in equal installments on the first anniversaries of the date of grant and expire generally 10 years after date of grant.

     On February 24, 1998, the Company adopted the 1998 Stock Incentive Plan (the "1998 Incentive Plan") whereby awards may be granted to employees and non-employee directors of the Company in the form of restricted shares of Company stock, options to purchase Company stock or stock appreciation rights (SAR's). The total amount of restricted shares, options, and stock appreciation rights available for grant under the 1998 Incentive Plan was one million. On May 9, 1999, the Company converted all of its outstanding SAR's to options. As of December 31, 1999, there were 891,000 options to purchase common stock outstanding under the 1998 Incentive Plan. The terms of the options are similar to the terms under the 1997 Incentive Plan.

     On February 22, 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Incentive Plan") with similar terms to the 1997 Incentive Plan. The total amount of restricted shares or options under the 1999 Plan is 1.5 million shares

     Stock option activity during the period indicated is as follows:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Balance at December 31, 1996................................         --            --
  Granted...................................................  5,643,480        $21.69
                                                              ---------        ------
Balance at December 31, 1997................................  5,643,480         21.69
  Forfeited.................................................   (252,000)        24.10
                                                              ---------        ------
Balance at December 31, 1998................................  5,391,480         21.57
                                                              ---------        ------
  Granted...................................................  1,130,500         24.02
  SARS converted to options.................................    891,000         25.39
  Forfeited.................................................   (105,000)        31.83
                                                              ---------        ------
Balance at December 31, 1999................................  7,307,980        $22.27
                                                              =========        ======

All options have been granted at the Company's current market price on the date of grant and ranged from $19.14 to $34.44 after adjustment for the effects of the special distribution paid on March 31, 1997.

     The per share weighted-average fair value of stock options granted/converted during 1997 and 1999 was $10.39 and $13.00 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1997 -- .8% expected dividend yield, risk-free interest rate of 5.89%, weighted average expected volatility of 23.06 % and an expected life of 7.5 years; 1999 -- .3% expected dividend yield, risk-free interest rate of 6.81%, weighted average expected volatility of 25.76 % and an expected life of 7.5 years.

                              THE ST. JOE COMPANY

     The Company applies APB Opinion No. 25 in accounting for its 1999, 1998 and 1997 Incentive Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

        Net income -- pro forma -$116,630 in 1999, $22,540 in 1998 and $29,600 in 1997
        Per share -- pro forma -- $1.32 and $1.31 per basic and diluted share in 1999, $.25 and $.24 per basic and diluted share in 1998 and $.32 per basic and diluted share in 1997

The following table presents information regarding all options outstanding at December 31, 1999.

                      WEIGHTED AVERAGE
     NUMBER OF           REMAINING          RANGE OF      WEIGHTED AVERAGE
OPTIONS OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICES   EXERCISE PRICE
-------------------   ----------------   ---------------  ----------------
     5,817,480           7.6 years       $19.14 - $23.56       $20.26
     1,490,500           8.2 years       $24.07 - $34.44       $30.11
     ---------
     7,307,980           7.7 years       $19.14 - $34.44       $22.27

     The following table presents information regarding options exercisable at December 31, 1999:

 NUMBER OF
  OPTIONS        RANGE OF      WEIGHTED AVERAGE
EXERCISABLE   EXERCISE PRICES   EXERCISE PRICE
-----------   ---------------  ----------------
 1,873,392    $19.14 - $23.56       $19.65
   409,200    $24.07 - $34.44       $31.18
 ---------
 2,282,592    $19.14 - $34.44       $21.71

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     QUARTERS ENDED
                                                    -------------------------------------------------
                                                    DECEMBER 31    SEPTEMBER 30   JUNE 30    MARCH 31
                                                    ------------   ------------   --------   --------
1999
Operating revenues................................    $216,813       $181,483     $170,131   $181,985
Operating profit..................................      27,241         23,233       13,279     24,180
Net income from continuing operations.............      17,826         14,402       35,877      9,534
(Loss) income from discontinued operations........      (1,213)           527        2,874     44,530
Net income........................................      16,613         14,929       38,751     54,064
Earnings per share -- Basic.......................         .19            .18          .44        .61
Earnings per share -- Diluted.....................         .19            .17          .43        .61
1998
Operating revenues................................    $138,490       $108,329     $ 75,406   $ 69,956
Operating profit..................................       5,615         19,374       15,261      9,258
Net income from continuing operations.............       2,293          9,730        8,455      5,654
Income (loss) from discontinued operations........       1,779           (493)        (407)     1,827
Net income........................................       4,072          9,237        8,048      7,481
Earnings per share -- Basic.......................         .05            .10          .09        .08
Earnings per share -- Diluted.....................         .05            .10          .09        .08

14. SEGMENT INFORMATION

     The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and

                              THE ST. JOE COMPANY
services, transportation, forestry, and land sales. Residential real estate services provides complete real estate brokerage services, including asset management, rental, property management, property inspection, mortgage brokerage, relocation and title services. The community residential development segment develops and manages residential communities. The commercial real estate development and services segment owns, leases, develops and manages commercial, retail, office and industrial properties throughout the Southeast. Transportation consists of the railroad, telecom and trucking operations of FEC and ANRR. The forestry segment's operations produces and sells softwood pulpwood and sawtimber. Land sales sells parcels of land included in the Company's vast holdings of timberlands.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company's consolidated income statements. All intercompany transactions have been eliminated. The Company evaluates a segment's performance based on net EBITDA. Net EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization and is net of the effects of minority interests. Net EBITDA is considered a key financial measurement in the industries that the Company operates. Net EBITDA excludes gains from discontinued operations and gains on sales of non-strategic lands and other assets, impairment losses and other one-time charges. The "Other" Net EBITDA primarily consists of investment income, net of general and administrative expenses and is presented to reconcile to consolidated results.

     The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows:

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
OPERATING REVENUES
  Residential real estate services.................  $  209,538   $   79,255   $       --
  Community residential development................     115,401        5,516        4,685
  Commercial real estate development and
     services......................................     194,514       68,688       65,614
  Transportation...................................     201,187      204,662      194,961
  Forestry.........................................      28,103       33,844       31,700
  Land Sales.......................................       3,900           --           --
  Other............................................      (2,231)         216           17
                                                     ----------   ----------   ----------
Consolidated operating revenues....................  $  750,412   $  392,181   $  296,977
                                                     ==========   ==========   ==========
Net EBITDA:
  Residential real estate services.................  $   13,997   $    6,369   $       --
  Community residential development................      40,267       (3,677)       1,185
  Commercial real estate development and
     services......................................      30,340       16,328       11,162
  Transportation...................................      30,800       34,003       31,294
  Forestry.........................................      12,191       17,088        6,291
  Land Sales.......................................       3,060           --           --
  Other............................................      (4,739)      16,038       23,810
                                                     ----------   ----------   ----------
Consolidated Net EBITDA............................  $  125,916   $   86,149   $   73,742
                                                     ----------   ----------   ----------

                              THE ST. JOE COMPANY

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
ADJUSTMENTS TO RECONCILE TO
  INCOME FROM CONTINUING OPERATIONS
  Depreciation and amortization....................     (49,368)     (38,893)     (28,732)
  Other income (expense)...........................       6,662          748        4,446
  Interest expense.................................      (3,325)        (804)        (389)
  Impairment loss..................................      (7,162)     (10,238)          --
  Income taxes.....................................     (23,961)     (36,180)     (37,971)
  Minority interest................................      28,877       25,350       20,304
                                                     ----------   ----------   ----------
          Income from continuing operations........  $   77,639   $   26,132   $   31,400
                                                     ==========   ==========   ==========
TOTAL ASSETS:
  Residential real estate services.................  $  137,758   $  128,870   $       --
  Community residential development................     116,857       33,830       10,166
  Commercial real estate development and
     services......................................     579,975      476,716      434,870
  Transportation...................................     469,213      471,723   $  433,336
  Forestry.........................................     157,488      137,406      121,758
  Unallocated corporate investments................     360,121      283,406      461,863
  Discontinued operations..........................         215       72,318       74,775
                                                     ----------   ----------   ----------
          Total assets.............................  $1,821,627   $1,604,269   $1,536,768
                                                     ==========   ==========   ==========
CAPITAL EXPENDITURES:
  Residential real estate services.................  $    5,728   $      639   $       --
  Community residential development................      64,036       29,964        1,036
  Commercial real estate development and
     services......................................     226,567       66,820       45,806
  Transportation...................................      40,474       31,332       13,549
  Forestry.........................................       2,998        3,305        3,156
  Other............................................       2,031        3,019          590
                                                     ----------   ----------   ----------
          Total Capital Expenditures...............  $  341,834   $  135,079   $   64,137
                                                     ==========   ==========   ==========

15. COMMITMENTS AND CONTINGENCIES

     The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $13,107 and $5,417 and $1,906 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The future minimum rental commitments under noncancelable long-term operating leases due over the next five years are as follows:

2000........................................................  $13,274
2001........................................................   10,903
2002........................................................    8,115
2003........................................................    6,097
2004........................................................    6,815
                                                              -------
                                                              $45,204

     The Company and its affiliates are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                              THE ST. JOE COMPANY

     The Company has retained certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees.

     The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $148.6 million; the amount outstanding at December 31, 1999 totaled $72.9 million.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $8.2 million and $7.3 million as of December 31, 1999 and 1998, respectively.

                          INDEPENDENT AUDITORS' REPORT

                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders
The St. Joe Company:

     Under date of February 8, 2000, we reported on the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in this annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Jacksonville, Florida
February 8, 2000

                              THE ST. JOE COMPANY

                           SCHEDULE II (CONSOLIDATED)
                       VALUATION AND QUALIFYING ACCOUNTS

                                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                        ------------------------------------------------
                                                        BALANCE AT   ADDITIONS
                                                        BEGINNING     CHARGED                BALANCE AT
                                                         OF YEAR     TO EXPENSE   PAYMENTS   END OF YEAR
                                                        ----------   ----------   --------   -----------
                                                                     (DOLLARS IN THOUSANDS)
RESERVES INCLUDED IN LIABILITIES
  1999
     Casualty and other reserves......................   $18,869      $13,301     $15,358      $16,812(a)(b)
  1998
     Casualty and other reserves......................    21,924        6,223       9,278      $18,869(a)
  1997
     Casualty and other reserves......................   $25,096      $ 5,316     $ 8,488      $21,924(a)

     All periods presented have been restated to exclude discontinued
operations.
---------------

(a) Includes $7,767, $9,338 and $10,353 in current liabilities at December 31, 1999, December 31, 1998 and December 31, 1997, respectively. The remainder is included in "Reserves and Other Long-Term Liabilities."
(b) 1999 additions include $1,390 related to discontinued operations and charged to expense in prior years.

                              THE ST. JOE COMPANY

    SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                CARRIED AT CLOSE OF PERIOD
                                        INITIAL COST TO COMPANY               COSTS       --------------------------------------
                                 --------------------------------------    CAPITALIZED                    BUILDINGS
                                                           BUILDINGS &    SUBSEQUENT TO   LAND & LAND        AND
DESCRIPTION                      ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
-----------                      ------------   --------   ------------   -------------   ------------   ------------   --------
Bay County, Florida
 Land w/Infrastructure.........      $--        $  2,337     $    --        $  9,755      $    12,092      $     --     $ 12,092
 Office and Misc. Buildings....       --               2         329           2,285              163         2,453        2,616
 Timberlands...................       --           4,125          --          13,789           17,914            --       17,914
Brevard County, Florida
 Unimproved Land...............       --             246          --          11,147           11,393            --       11,393
Broward County, Florida
 Rail Warehouse................       --              33          --           1,760              405         1,388        1,793
 Land w/Infrastructure.........       --           4,210          --             882            5,092            --        5,092
 Unimproved Land...............       --              75          --           2,344            2,419            --        2,419
 Leasehold improvements........       --              --          --             379               --           379          379
Calhoun County, Florida
 Timberlands                          --           1,199          --           7,014            8,213            --        8,213
Dade County, Florida
 Double Front Load Warehouse...       --             727          --           6,497            2,058         5,166        7,224
 Rail Warehouses...............       --           1,373          --          12,849            3,909        10,313       14,222
 Office/Showroom/Warehouses....       --           1,833          --          18,812            5,947        14,698       20,645
 Office/Warehouses.............       --           2,348          --          23,282            6,983        18,647       25,630
 Front Load Warehouses.........       --           3,089          --          24,360            8,774        18,675       27,449
 Office/Service Center.........       --             254          --           3,010              900         2,364        3,263
 Transit Warehouse.............       --             140          --           1,436              140         1,436        1,576
 Land w/infrastructure.........       --          14,553          --          22,963           36,630           886       37,516
 Unimproved Land & Misc.
   Assets......................       --           4,867          --           1,742            6,585            24        6,609
Leasehold improvements.........       --              --          --             238               --           238          238
Construction in Progress.......       --              --          --          11,551               --        11,551       11,551
Duval County, Florida
 Office Buildings..............       --           1,675      11,366         103,011           18,477        97,575      116,052
 Office/Showroom/Warehouses....       --             362          --          38,262            5,901        32,723       38,624
 Office/Warehouses.............       --             332          --          11,410            3,834         7,908       11,742
 Front Load Warehouse..........       --              19          --           2,806              347         2,478        2,825
 Rail Warehouses...............       --              18          --           2,885              326         2,577        2,903
 Land w/Infrastructure.........       --           1,546          --           9,426           10,972            --       10,972
 Unimproved Land & Misc.
   Assets......................       --             316          --          12,900           12,747           469       13,216
 City & Residential Lots.......       --             351          82              --              351            82          433
 Timberlands...................       --              96          --             220              316            --          316
Flagler County, Florida
 Unimproved Land...............       --             998          --           3,405            4,403            --        4,403
Franklin County, Florida
 Unimproved Land...............       --              68          --              --               68            --           68
 Timberlands...................       --           1,306          --           4,389            5,695            --        5,695
Gadsden County, Florida
 Timberlands...................       --           1,504          --           5,264            6,768            --        6,768
Gulf County, Florida
 Misc. Buildings...............       --             114         237             897            1,011           237        1,248
 Timberlands...................       --           5,342          --          18,659           24,001            --       24,001
Jefferson County, Florida
 Misc. Buildings...............       --              --          --             181               --           181          181
 Timberlands                          --           2,002          --           6,884            8,886            --        8,886
Leon County, Florida
 Land w/Infrastructure.........       --             603          --           9,640           10,243            --       10,243
 Misc. Buildings...............       --              36         242              --               --           278          278
 Timberlands...................       --           1,218          --           3,379            4,597            --        4,597

                                                                  DEPRECIABLE LIFE
                                                                        USED
                                                                   IN CALCULATION
                                                                         IN
                                 ACCUMULATED    DATE CAPITALIZED   LATEST INCOME
DESCRIPTION                      DEPRECIATION     OR ACQUIRED        STATEMENT
-----------                      ------------   ----------------  ----------------
Bay County, Florida
 Land w/Infrastructure.........    $    37          Various       20 years
 Office and Misc. Buildings....        717          Various       10 to 30 years
 Timberlands...................      1,203          Various       20 years
Brevard County, Florida
 Unimproved Land...............         --          Various       --
Broward County, Florida
 Rail Warehouse................        816            1986        3 to 40 years
 Land w/Infrastructure.........         17            1992        3 to 40 years
 Unimproved Land...............         --          Various       --
 Leasehold improvements........         94          Various       Lesser of lease
                                                                   term to 5 years
Calhoun County, Florida
 Timberlands                           552          Various        20 years
Dade County, Florida
 Double Front Load Warehouse...      1,687            1993        3 to 40 years
 Rail Warehouses...............      3,506            1988        3 to 40 years
 Office/Showroom/Warehouses....      5,603            1988        3 to 40 years
 Office/Warehouses.............      5,434            1990        3 to 40 years
 Front Load Warehouses.........      5,872            1991        3 to 40 years
 Office/Service Center.........        557            1994        3 to 40 years
 Transit Warehouse.............        365          Various       3 to 40 years
 Land w/infrastructure.........      2,548          Various       3 to 40 years
 Unimproved Land & Misc.
   Assets......................         22          Various       3 to 40 years
Leasehold improvements.........         66          Various       Lesser of lease
                                                                   term to 5 years
Construction in Progress.......         --            1999        --
Duval County, Florida
 Office Buildings..............     14,643            1985        3 to 40 years
 Office/Showroom/Warehouses....      5,633            1987        3 to 40 years
 Office/Warehouses.............      1,775            1994        3 to 40 years
 Front Load Warehouse..........        224            1998        3 to 40 years
 Rail Warehouses...............        255            1998        3 to 40 years
 Land w/Infrastructure.........      1,435            1998        3 to 40 years
 Unimproved Land & Misc.
   Assets......................        162            1998        5 years
 City & Residential Lots.......         74          Various       10 to 20 years
 Timberlands...................         21          Various       20 years
Flagler County, Florida
 Unimproved Land...............         --          Various       --
Franklin County, Florida
 Unimproved Land...............         --
 Timberlands...................        383          Various       20 years
Gadsden County, Florida
 Timberlands...................        455          Various       20 years
Gulf County, Florida
 Misc. Buildings...............         50          Various       10 to 30 years
 Timberlands...................      1,612          Various       20 years
Jefferson County, Florida
 Misc. Buildings...............         --          Various       10 to 30 years
 Timberlands                           597          Various       20 years
Leon County, Florida
 Land w/Infrastructure.........         34          Various       20 years
 Misc. Buildings...............         --          Various       --
 Timberlands...................        309          Various       20 years

                              THE ST. JOE COMPANY

                 SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND
                    ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                                                CARRIED AT CLOSE OF PERIOD
                                        INITIAL COST TO COMPANY               COSTS       --------------------------------------
                                 --------------------------------------    CAPITALIZED                    BUILDINGS
                                                           BUILDINGS &    SUBSEQUENT TO   LAND & LAND        AND
DESCRIPTION                      ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
-----------                      ------------   --------   ------------   -------------   ------------   ------------   --------
Liberty County, Florida
 Misc. Buildings...............       --              --          --              73               --            73           73
 Timberlands...................       --           2,385          --          11,049           13,434            --       13,434
Martin County, Florida
 Land w/Infrastructure.........       --             585          --           3,986            4,571            --        4,571
 Unimproved Land...............       --              30          --           1,407            1,437            --        1,437
Orange County, Florida
 Office Building...............       --              --          --          27,837            4,770        23,067       27,837
 Office/Showroom/Warehouse.....       --              --          --           9,245            2,129         7,116        9,245
 Land w/Infrastructure.........       --              --          --           6,542            6,495            47        6,542
 Leasehold improvements........       --              --          --              29               --            29           29
 Construction in Progress......       --          10,838          --              77           10,915            --       10,915
 Unimproved Land...............       --              --          --          16,915           16,915            --       16,915
Palm Beach County, Florida
 Unimproved Land...............       --             164          --              66              230            --          230
 Leasehold improvements........       --              --          --             221               --           221          221
 Construction in progress......       --              --          --          20,355                         20,355       20,355
Pinellas County, Florida
 Office Buildings..............       --              --      28,671              --               --        28,671       28,671
 Leasehold improvements........       --              --          --             288               --           288          288
Seminole County, Florida
 Leasehold improvements........       --              --          --              39               --            39           39
St. Johns County, Florida
 Land w/Infrastructure.........       --           4,144          --          16,885           21,029            --       21,029
 Leasehold Improvements........       --              --          --              10               --            10           10
Volusia County, Florida
 Land w/infrastructure.........       --           1,382          --           2,709            4,091            --        4,091
 Unimproved Land...............       --             439          --           3,188            3,627            --        3,627
Wakulla County, Florida
 Misc. Buildings...............       --              --          --             112               --           112          112
 Unimproved Land...............       --               8          --              --                8            --            8
 Timberlands...................       --           1,238          --           4,162            5,400            --        5,400
Walton County, Florida
 Land w/Infrastructure.........       --              71          --          11,832           11,673           230       11,903
 Timberlands...................       --               0          --           1,651            1,651            --        1,651
Other Florida Counties
 Unimproved Land...............       --             477          --             246              723            --          723
 Misc. Land....................       --              --          --           3,501            3,246           255        3,501
 Leasehold improvements........       --              --          --             358               --           358          358
 Timberlands...................       --             864          --           2,305            3,169            --        3,169
 Construction in Progress......       --              --          --          26,049               --        26,049       26,049
Georgia
 Leasehold improvements........       --              --          --             182               --           182          182
 Office Buildings..............       --          18,947          --             141           18,947           141       19,088
 Timberlands...................       --             897          --           2,876            3,773            --        3,773
North Carolina
 Land w/infrastructure.........       --          15,735          --              --           15,735            --       15,735
 Leasehold improvements........       --              --          --              48               --            48           48

                                                                  DEPRECIABLE LIFE
                                                                        USED
                                                                   IN CALCULATION
                                                                         IN
                                 ACCUMULATED    DATE CAPITALIZED   LATEST INCOME
DESCRIPTION                      DEPRECIATION     OR ACQUIRED        STATEMENT
-----------                      ------------   ----------------  ----------------
Liberty County, Florida
 Misc. Buildings...............         --          Various       --
 Timberlands...................        902          Various       20 years
Martin County, Florida
 Land w/Infrastructure.........        338          Various       3 to 40 years
 Unimproved Land...............         --          Various       --
Orange County, Florida
 Office Building...............      1,516          Various       3 to 40 years
 Office/Showroom/Warehouse.....        496          Various       3 to 40 years
 Land w/Infrastructure.........         60         1995, 1998     3 to 40 years
 Leasehold improvements........          8          Various       Lesser of lease
                                                                   term to 5 years
 Construction in Progress......         --            1998        --
 Unimproved Land...............         --            1999        --
Palm Beach County, Florida
 Unimproved Land...............         --          Various       --
 Leasehold improvements........         51          Various       Lesser of lease
                                                                   term to 5 years
 Construction in progress......         --            1999        --
Pinellas County, Florida
 Office Buildings..............         --            1999        10 to 30 years
 Leasehold improvements........         39          Various       Lesser of lease
                                                                   term to 5 years
Seminole County, Florida
 Leasehold improvements........         10          Various       Lesser of lease
                                                                   term to 5 years
St. Johns County, Florida
 Land w/Infrastructure.........         --          Various       --
 Leasehold Improvements........          1          Various       Lesser of lease
                                                                   term to 5 years
Volusia County, Florida
 Land w/infrastructure.........         --          Various       --
 Unimproved Land...............         --          Various       --
Wakulla County, Florida
 Misc. Buildings...............         41          Various       10 to 30 years
 Unimproved Land...............         --          Various       --
 Timberlands...................        363          Various       20 years
Walton County, Florida
 Land w/Infrastructure.........         --          Various       --
 Timberlands...................        111          Various       20 years
Other Florida Counties
 Unimproved Land...............         --          Various       --
 Misc. Land....................        290          Various       20 years
 Leasehold improvements........         78          Various       Lesser of lease
                                                                   term to 5 years
 Timberlands...................        213          Various       20 years
 Construction in Progress......         --            1999        --
Georgia
 Leasehold improvements........          8          Various       Lesser of lease
                                                                   term to 5 years
 Office Buildings..............         --          Various       --
 Timberlands...................        253          Various       20 years
North Carolina
 Land w/infrastructure.........         --          Various       --
 Leasehold improvements........          5          Various       Lesser of lease
                                                                   term to 5 years

                              THE ST. JOE COMPANY

                 SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND
                    ACCUMULATED DEPRECIATION -- (CONTINUED)

                                                                                                CARRIED AT CLOSE OF PERIOD
                                        INITIAL COST TO COMPANY               COSTS       --------------------------------------
                                 --------------------------------------    CAPITALIZED                    BUILDINGS
                                                           BUILDINGS &    SUBSEQUENT TO   LAND & LAND        AND
DESCRIPTION                      ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION    IMPROVEMENTS   IMPROVEMENTS    TOTAL
-----------                      ------------   --------   ------------   -------------   ------------   ------------   --------
Virginia
 Office Buildings..............       --           5,572          --              17            5,572            17        5,589
 Leasehold improvements........       --              --          --              97               --            97           97
Tennessee
 Unimproved Land...............       --              36          --              --               36            --           36
Texas
 Office Buildings..............       --          28,858          --          18,640           47,498            --       47,498
 Construction in Progress                                                     12,665           12,665                       1999
District of Columbia
 Leasehold improvements               --              --          --             119               --           119          119
                                      --        --------     -------        --------      ------------     --------     --------
      TOTALS...................      $--        $151,988     $40,927        $615,636      $   455,635      $352,916     $808,551
                                      --        --------     -------        --------      ------------     --------     --------

                                                                  DEPRECIABLE LIFE
                                                                        USED
                                                                   IN CALCULATION
                                                                         IN
                                 ACCUMULATED    DATE CAPITALIZED   LATEST INCOME
DESCRIPTION                      DEPRECIATION     OR ACQUIRED        STATEMENT
-----------                      ------------   ----------------  ----------------
Virginia
 Office Buildings..............         --            1999        10 to 30 years
 Leasehold improvements........          7          Various       Lesser of lease
                                                                   term to 5 years
Tennessee
 Unimproved Land...............         --          Various       --
Texas
 Office Buildings..............         62            1998        10 to 30 years
 Construction in Progress               --
District of Columbia
 Leasehold improvements                  9          Various       Lesser of lease
                                                                  term to 5 years
                                   -------
      TOTALS...................    $61,618
                                   -------

---------------

Notes:

(A) The aggregate cost of real estate owned at December 31, 1999 for federal income tax purposes is approximately $475,200
(B) Reconciliation of real estate owned (in thousands of dollars):

                                        1999        1998       1997
                                      ---------   --------   --------
             Balance at Beginning of
               Year.................  $ 602,994   $507,779   $474,438
             Amounts Capitalized....    310,254    109,915     50,410
             Amounts Retired or
               Adjusted.............   (104,697)   (14,700)   (17,069)
                                      ---------   --------   --------
             Balance at Close of
               Period...............  $ 808,551   $602,994   $507,779
                                      =========   ========   ========

(C) Reconciliation of accumulated depreciation (in thousands of dollars):

                                        1999        1998       1997
                                      ---------   --------   --------
             Balance at Beginning of
               Year.................  $  54,893   $ 42,343   $ 36,025
             Depreciation Expense...     14,817     12,784      8,878
             Amounts Retired or
               Adjusted.............     (8,092)      (234)    (2,560)
                                      ---------   --------   --------
             Balance at Close of
               Period...............  $  61,618   $ 54,893   $ 42,343
                                      =========   ========   ========

(D) The timberland properties have been included as investment properties and prior year amounts have been reclassified to conform to this presentation.