Form 10-Q
period 2000-03-31
ST JOE CO
filed 2000-05-12
CIK 745308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2000, there were 85,013,308 shares of common stock, no par value, issued and outstanding, with an additional 6,684,503 shares issued and held in treasury.

                               THE ST. JOE COMPANY
                                      INDEX

                                                              Page No.

PART I Financial Information:

         Consolidated Balance Sheets-
         March 31, 2000 and December 31, 1999                   3

         Consolidated Statements of Income -
         Three months ended March 31, 2000 and 1999             4

         Consolidated Statements of Cash Flows-
         Three months ended March 31, 2000 and 1999             5

         Notes to Consolidated Financial Statements             6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                 10

PART II   Other Information

         Exhibits and Reports on Form 8-K                      19

                               THE ST. JOE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                         March 31,           December 31,
                                                                                           2000                 1999
                                                                                        ------------         ------------
                                                                                        (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                                                             $     64,739         $     71,987
  Short-term investments                                                                      56,649               69,174
  Accounts receivable                                                                         44,912               38,805
  Inventory                                                                                    5,109                6,360
  Other assets                                                                                13,081               11,158
                                                                                        ------------         ------------
    Total current assets                                                                     184,490              197,484

Investments & other assets:
  Marketable securities                                                                      160,484              188,884
  Prepaid pension asset                                                                       66,271               63,771
  Other assets                                                                                23,698               20,867
  Investment in unconsolidated affiliates                                                     73,528               80,652
  Goodwill                                                                                   138,312              138,392
  Net assets of discontinued operations                                                           --                  215
                                                                                        ------------         ------------
    Total investment and other assets                                                        462,293              492,781

Investment in real estate                                                                    777,990              746,933
Property, plant & equipment, net                                                             409,067              384,429

                                                                                        ------------         ------------
Total assets                                                                            $  1,833,840         $  1,821,627
                                                                                        ============         ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $     47,343         $     45,697
  Accrued liabilities                                                                         51,592               54,641
  Current portion of long-term debt                                                           34,381               31,250
                                                                                        ------------         ------------
    Total current liabilities                                                                133,316              131,588

Other liabilities                                                                             20,397               17,705
Deferred income taxes                                                                        278,831              278,513
Long-term debt                                                                               152,978              115,974
Minority interest in consolidated subsidiaries                                               341,929              336,993
                                                                                        ------------         ------------
    Total liabilities                                                                        927,451              880,773
                                                                                        ------------         ------------

Stockholders' equity:
  Common stock, no par value; 180,000,000 shares
  authorized; 91,697,811 shares issued                                                        13,154               13,170
  Retained earnings                                                                          973,746              961,819
  Accumulated other comprehensive income                                                      77,958               90,597
  Restricted stock deferred compensation                                                      (3,237)              (3,564)
  Treasury stock, at cost, 6,684,503 and 5,265,827
   shares, respectively                                                                     (155,232)            (121,168)
                                                                                        ------------         ------------
    Total stockholders' equity                                                               906,389              940,854

                                                                                        ------------         ------------
Total liabilities and stockholders' equity                                              $  1,833,840         $  1,821,627
                                                                                        ============         ============

                               THE ST. JOE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                               Three Months
                                                                                              Ended March 31
                                                                                        ---------------------------
                                                                                           2000              1999
                                                                                        ---------         ---------

Operating revenues                                                                      $ 211,031         $ 181,985
                                                                                        ---------         ---------

Expenses:
  Operating expenses                                                                      158,202           144,080
  Corporate expense, net                                                                    5,264             2,612
  Depreciation and amortization                                                            13,987            11,113
                                                                                        ---------         ---------
      Total expenses                                                                      177,453           157,805
                                                                                        ---------         ---------

      Operating profit                                                                     33,578            24,180
                                                                                        ---------         ---------

Other income (expense):
  Investment income                                                                         5,225             3,304
  Interest expense                                                                         (1,629)             (248)
  Other, net                                                                                1,624             2,008
                                                                                        ---------         ---------
      Total other income                                                                    5,220             5,064
                                                                                        ---------         ---------

Income from continuing operations before income taxes
  and minority interest                                                                    38,798            29,244

Income tax expense                                                                         14,927            12,399
Minority interest                                                                           5,114             7,311
                                                                                        ---------         ---------

Income from continuing operations                                                          18,757             9,534

Income from discontinued operations:
  Earnings from discontinued operations, net of income
    taxes of $1,088                                                                            --             1,730
  Gain on sale of discontinued operations, net of income
    taxes of $29,031                                                                           --            42,800
                                                                                        ---------         ---------

      Net income                                                                        $  18,757         $  54,064
                                                                                        =========         =========

EARNINGS PER SHARE
Basic:
  Income from continuing operations                                                     $    0.22         $    0.11
  Earnings from discontinued operations                                                        --              0.02
  Gain on sale of discontinued operations                                                      --              0.48
                                                                                        ---------         ---------

      Net income                                                                        $    0.22         $    0.61
                                                                                        =========         =========

Diluted:
  Income from continuing operations                                                     $    0.22         $    0.11
  Earnings from discontinued operations                                                        --              0.02
  Gain on sale of discontinued operations                                                      --              0.48
                                                                                        ---------         ---------

      Net income                                                                        $    0.22         $    0.61
                                                                                        =========         =========

                               THE ST. JOE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                               Three Months
                                                                                               Ended March 31
                                                                                        ---------------------------
                                                                                          2000              1999
                                                                                        ---------         ---------
Cash flows from operating activities:
  Net income                                                                            $  18,757         $  54,064
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                          13,987            11,113
    Minority interest in income                                                             5,114             7,311
    Accrued interest increase to long-term debt                                               926                --
    Deferred income tax (benefit) expense                                                   6,817            (1,716)
    Equity in income of unconsolidated affiliates                                          (3,535)           (5,928)
    Gain on sales of property and investments                                             (21,420)          (11,022)
    Gain on sale of discontinued operations, net of taxes                                      --           (42,800)
    Purchases and maturities of trading investments, net                                   15,770            (8,345)
    Cost of community residential properties sold                                           7,096               685
    Expenditures for community residential properties                                     (27,354)           (6,388)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  (6,107)            3,279
      Inventory                                                                             1,251               507
      Prepaid pension and other assets                                                     (8,954)           (6,736)
      Accounts payable, accrued liabilities, casualty reserves and other                    1,810            10,717
      Discontinued operations-non-cash charges and working capital changes                    215            (3,226)
                                                                                        ---------         ---------
Net cash provided by operating activities                                                   4,373             1,515

Cash flows from investing activities:
  Purchases of property, plant and equipment                                              (30,638)           (2,125)
  Purchases of and development of investments in real estate                              (31,032)          (60,485)
  Purchases of available-for-sale investments                                            (299,605)          (37,328)
  Investments in joint ventures and purchase business acquisitions,
  net of cash received                                                                     (4,124)           (4,218)
  Proceeds from sale of discontinued operations                                                --           150,682
  Maturities and redemptions of available-for-sale investments                            310,048            83,247
  Proceeds from dispositions of assets                                                     37,374            48,774
  Distributions from unconsolidated affiliates                                             12,871            16,707
                                                                                        ---------         ---------
Net cash (used in) provided by investing activities                                        (5,106)          195,254

Cash flows from financing activities:
  Proceeds from long-term debt, net of repayments                                          34,885            28,222
  Proceeds from issuance of common stock                                                    1,200                --
  Dividends paid to stockholders                                                           (6,830)           (1,765)
  Dividends paid to minority interest                                                        (490)             (490)
  Treasury stock purchased                                                                (35,280)          (28,386)
                                                                                        ---------         ---------
Net cash used in financing activities                                                      (6,515)           (2,419)

Net (decrease) increase in cash and cash equivalents                                       (7,248)          194,350
Cash and cash equivalents at beginning of period                                           71,987            39,108
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $  64,739         $ 233,458
                                                                                        =========         =========

                               THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1999 amounts have been made to be consistent with current period reporting.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase 1,156,931 shares and 734,634 shares of common stock for the three months ended March 31, 2000 and 1999, respectively, have been exercised using the treasury stock method. In August 1998, the Company's Board of Directors authorized $150.0 million for the repurchase of the Company's outstanding common stock on the open market. During the first quarter of 2000, the Company completed this initial repurchase plan by acquiring 1,067,911 shares, for a total of 6,485,311 shares repurchased under this plan. In February 2000, the Company's Board of Directors authorized an additional $150.0 million for the repurchase of the Company's outstanding stock. As of March 31, 2000, the Company had repurchased 417,255 shares under this authorization for a total of 6,902,566 shares repurchased under both repurchase plans. Weighted average basic and diluted shares, taking into consideration the options used in calculating EPS and shares repurchased for each of the periods presented are as follows:

                                    2000              1999
                                 ----------        ----------
Basic                            85,380,314        88,546,029
                                 ----------        ----------
Diluted                          86,537,245        89,280,663
                                 ----------        ----------

Comprehensive Income

         The Company's comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale. For the three months ended March 31, 2000 and 1999, total comprehensive income was approximately $7.8 million and $ 54.2 million, respectively.

Supplemental Cash Flow Information

         The Company paid $0.1 million for interest in the first quarter of 2000 and 1999. The Company capitalized interest expense of $1.1 million in the first quarter of 2000 and none in the first quarter of 1999.

         Cash flows related to community residential developments are included in operating activities on the statement of cash flow.

3.  DISCONTINUED OPERATIONS

         During 1999, the Company discontinued its operations in the sugar industry and has thus reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman Sugar Corporation, ("Talisman"), the Company's sugar subsidiary, were approximately $17.2 million for the three months ended March 31,1999. Net income, after tax, for Talisman, excluding the gain on sale of the land and farming rights, was approximately $1.7 million for the three months ended March 31, 1999. There were no activities at Talisman in 2000.




4.  LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                                    March 31, 2000   December 31, 1999
                                                                                    --------------   -----------------
  Minimum liability owed on sale of equity securities                                   $ 119,424         $ 112,941
  Senior revolving credit agreement, unsecured                                             30,000                --
  Revolving credit agreement, secured by restricted
     short-term investments                                                                25,985            22,741
  Notes payable to former owners of businesses acquired                                    10,593            10,593
  Various secured and unsecured notes payable                                               1,787             1,511
  Less: discounts on non-interest bearing notes payable                                      (430)             (562)
                                                                                        ---------         ---------
       Net borrowings                                                                     187,359           147,224
  Less: current portion                                                                    34,381            31,250
                                                                                        ---------         ---------
       Total long-term debt                                                             $ 152,978         $ 115,974
                                                                                        ---------         ---------

         In March 2000, the Company entered into a senior unsecured revolving credit facility for up to $200.0 million, which matures in March of 2002. The proceeds of this debt will be used for working capital and general corporate requirements of the Company and to fund repurchases of the Company's outstanding common stock. This debt accrues interest at different rates based on timing of the loan and the Company's preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate ("LIBOR") plus a LIBOR margin in effect at the time of the loan. The agreement also subjects the Company to certain restrictive covenants including financial covenants relating to the Company's leverage position, interest coverage position and minimum net worth.

         The Company has long-term debt relating to the forward sale of its portfolio of equity securities of approximately $119.4 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains under the terms of the agreement. The balance as of March 31, 2000 includes imputed interest of approximately $2.2 million since December 31, 1999 and an amount relating to certain securities increasing beyond the 20% appreciation that the Company retains of approximately $4.3 million.

5.  SEGMENT INFORMATION

         The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and services, land sales, forestry and transportation. Intercompany transactions have been eliminated. The Company evaluates a segment's performance based on Net EBITDA. Net EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, and is net of the effects of minority interests. Net EBITDA also excludes gains from discontinued operations and gains (losses) on sales of nonoperating assets. Net EBITDA is considered a key financial measurement in the industries that the Company operates. Other primarily consists of investment income, net of corporate general and administrative expenses. Also, included in other is an investment in an unconsolidated affiliate that was previously classified in the leisure and resort segment and costs related to the initial operations of the Company's newly formed hospitality development group. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

Information by business segment for the first quarter is as follows (in thousands):

                                                                                    March 31, 2000      March 31, 1999
                                                                                    --------------      --------------
Total Revenues:
  Residential real estate services                                                      $  50,933         $  41,404
  Community residential development                                                        27,639             5,875
  Commercial real estate development and services                                          48,684            80,960
  Land sales                                                                               19,871                --
  Forestry                                                                                 11,785             6,929
  Transportation                                                                           51,939            47,933
  Other                                                                                       180            (1,116)
                                                                                        ---------         ---------
    Total revenues                                                                      $ 211,031         $ 181,985
                                                                                        ---------         ---------
Net EBITDA:
  Residential real estate services                                                      $   2,312         $     180
  Community residential development                                                         4,478             1,541
  Commercial real estate development and services                                           4,883            14,064
  Land sales                                                                               17,895                --
  Forestry                                                                                  6,885             3,309
  Transportation                                                                            9,221             6,536
  Other                                                                                    (2,982)             (373)
                                                                                        ---------         ---------
    Net EBITDA                                                                          $  42,692         $  25,257
                                                                                        ---------         ---------

Adjustments to reconcile to income from continuing operations:
 Depreciation and amortization                                                          $ (13,987)        $ (11,113)
 Other income (expense)                                                                        88                33
 Interest expense                                                                          (1,629)             (248)
 Income taxes                                                                             (14,927)          (12,399)
 Effects of minority interests on noncash charges                                           6,520             8,004
                                                                                        ---------         ---------
    Income from continuing operations                                                   $  18,757         $   9,534
                                                                                        ---------         ---------

     There was no material change in any segment's total assets since December 31, 1999.

6.       CONTINGENCIES

         The Company and its affiliates are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         The Company has retained certain self-insurance risks with respect to losses for third party liability, worker's compensation, property damage, group health insurance provided to employees and other types of insurance.

         The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $112.6 million; the amount outstanding at March 31, 2000 totaled $76.9 million.

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

         The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $7.3 million and $8.2 million as of March 31, 2000 and December 31, 1999, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, the Company has made and will make "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report, including in the MD&A section, contains forward-looking statements. The Company may also make forward-looking statements in our other documents filed with the SEC and in other written materials. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its other documents filed with the SEC and in other written materials. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. In particular, discussions regarding the size and number of commercial buildings, residential units, development timetables, development approvals and the ability to obtain approvals, anticipated price ranges of developments, the number of units that can be supported upon full build-out of development, and the absorption rate and expected gain on land sales are forward-looking statements. Additional risk factors that may cause actual results to differ materially form those expressed in forward looking statements in this Form 10-Q are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission. In addition, the occurrence or non-occurrence of the recapitalization, the exchange and the spin-off of the Company's interest in FECI depends on the satisfaction of a number of conditions among which are the Company's receipt of an Internal Revenue Service ruling concerning the tax-free status of the spin-off and the FECI shareholders' approval of the recapitalization. The anticipated benefits of the recapitalization, the exchange and the spin-off may be affected by (1) general economic conditions; (2) economic developments that have a particularly adverse effect on the Company or FECI and; (3) conditions in the securities markets on which the Company's and FECI's securities trade. Such statements are based on current expectations and are subject to certain risks discussed in this report and in our other periodic reports filed with the SEC. Other factors besides those listed in this report or discussed in the Company's other reports to the SEC could also adversely affect the Company's results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.


OVERVIEW

         The St. Joe Company is a diversified company which conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and services, transportation, forestry, and land sales. In late 1999, the Company also started a hospitality development group that will offer fee-based development services for hospitality real estate projects including hotels, resorts, and timeshare facilities. During the fourth quarter of 1998, the Company discontinued its sugar operations line of business for accounting purposes and all sugar operations ceased by the fourth quarter of 1999.

         Management believes that the Company has a strategy in place for its non-strategic assets and has begun to execute its long term strategies, particularly in developing its vast holdings in Northwest Florida and elsewhere in the State of Florida by receiving DRI (primary discretionary land use approval for large scale projects in Florida) or county approvals for WaterColor in Northwest Florida, SouthWood in Tallahassee, St. John's Golf and Country Club in St. John's County and Victoria Park near Orlando. Management believes that the Company is now in position to execute and deliver their long-term plan with regards to these developments and the growth of its other real estate businesses.

DISCONTINUED OPERATIONS

         During 1999, the Company discontinued its operations in the sugar industry and has thus reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman were approximately $17.2 million for the three months ended March 31,1999. Net income for Talisman, excluding the gain on sale of the land and farming rights, was approximately $1.7 million for the three months ended March 31, 1999. There were no activities at Talisman in 2000.


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

         The Boards of Directors of the Company and FECI have unanimously approved the transaction and on March 8, 2000, the minority shareholders of FECI approved the transaction. This transaction, expected to be completed in mid-2000, is subject to the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off.

Stock--Repurchase Program

         In August 1998, the Company's Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. During the first quarter of 2000, the Company completed this program having purchased 6.5 million shares at an average per share price of $23.13. In February 2000, the Company's Board of Directors authorized a second $150 million stock repurchase plan. The Company will purchase the Company's stock from time to time on the open market. As of March 31, 2000, the Company had repurchased an additional 0.4 million shares at an average per share price of $27.15.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31

CONSOLIDATED RESULTS

         Total revenues increased 16% to $211.0 million for the first quarter of 2000 as compared to $182.0 million in the first quarter of 1999. The residential real estate services segment through Arvida Realty Services ("ARS") contributed $50.9 million in revenues in the first quarter of 2000, a 23% increase over $41.4 million for the first quarter of 1999. The community residential development segment recorded $27.6 million in revenues, an increase of $21.7 million or 367% during the first quarter of 2000, primarily due to sales recorded at its development communities in northwest and northeast Florida and sales of homes by Saussy Burbank, neither of which occurred in the first quarter of 1999. The commercial real estate development and services segment reported $48.7 million in revenues, a 40% decrease from $81.0 million of revenues earned during the first quarter of 1999, due primarily to the sale by GCC of two industrial parks located in south Florida in the first quarter of 1999. Through its land sales segment, started during the fourth quarter of 1999, the Company recorded revenues of $19.9 million during the first quarter of 2000. The forestry segment reported revenues of $11.8 million during the first quarter of 2000, a 71% increase over $6.9 million during the first quarter of 1999 due to an increase in bulk timber sales. The transportation segment contributed $51.9 million in revenues, an 8% increase over $47.9 million in 1999 primarily through its Florida East Coast Railroad ("FECR") subsidiary. The Company also recorded $0.2 million in revenues from its newly formed hospitality group in 2000 and had $1.1 million in losses relating to an investment not attributable to any segment in 1999.

         Operating expenses totaled $158.2 million, a 10% increase over $144.1 million for the first quarter of 2000 as compared to the first quarter of 1999. The residential real estate services segment had $49.0 million in operating expenses for the first quarter of 2000, an 18% increase over $41.5 million for the first quarter of 1999. The community residential development segment recorded $23.1 million in operating expenses, a 381% increase, during the first quarter of 2000 as compared to $4.8 million during the first quarter of 1999. The commercial real estate development and services segment reported a decrease in operating expenses of $17.9 million or 31% to $40.3 million during the first quarter of 2000 from $58.2 million in 1999, primarily related to the costs of sales of the two industrial parks located in south Florida in 1999. Land sales contributed $2.1 million in operating expenses in 2000. The forestry segment reported operating expenses of $5.6 million, a 33% increase over $4.2 million during the first quarter of 1999 due to cost of increased timber sales. The transportation segment contributed $37.8 million in operating expenses, an increase of $2.4 million or 7%. The Company also recorded $0.3 million in operating expenses from its newly formed hospitality group in 2000.

         Corporate expense increased 104% from $2.6 million in 1999 to $5.3 million in 2000, due to the effects of increased salary and other benefits costs. Corporate expense also included prepaid pension income of $2.5 million, a decrease of $0.2 for the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization totaled $13.9 million, an increase of $2.8 million, or 25% primarily due increased depreciation expense on assets acquired in late 1999 and amortization of goodwill from the Company's acquisitions during 1999.

         Other income (expense) increased $0.2 million in the first quarter of 2000 to $5.2 million. Included in 2000 was a dividend paid to FECR of approximately $2.4 million that was not received during 1999. The decrease in other income was primarily due to interest expense of $1.6 million during 2000, as compared to $0.2 million in 1999 and a loss on sale of assets of $0.2 million during 2000, as compared to a gain of $0.6 million in 1999.

         Income tax expense on continuing operations totaled $14.9 million for the first quarter of 2000 as compared to $12.4 million for the first quarter of 1999. The effective tax rate was 38.5% for 2000 as compared to 42.4% for 1999. The decrease was primarily due to the fact that the $2.4 million dividend received by FECR was taxable at a lower rate because of the dividends received deduction and the pension excise tax that was still being recorded in the first quarter of 1999.

         Income from discontinued operations during 1999 includes the $42.8 million gain, net of tax, on the sale of Talisman's land and farming rights. Earnings, net of tax, from discontinued operations totaled $1.7 million for the first quarter of 1999.

         Net income for the first quarter of 2000 was $18.8 million or $0.22 per diluted share as compared to $54.1 million or $0.61 per diluted share for the first quarter of 1999. Income from continuing operations was $9.5 million in 1999 as compared to the $18.8 million recorded in 2000.

RESIDENTIAL REAL ESTATE SERVICES


                                                         Three months ended
                                                              March 31
                                                      ------------------------
                                                       2000              1999
                                                      ------            ------
Revenues                                              $ 50.9            $ 41.4
Operating expenses                                      49.0              41.5
Depreciation and amortization                            1.7               1.3
Other income (expense)                                   0.2               0.1
                                                      ------            ------
Pretax income from continuing operations                 0.4              (1.3)
                                                      ------            ------
EBITDA                                                   2.3               0.2
                                                      ------            ------

         The residential real estate services segment is comprised of the operation of the Company's ARS subsidiary. ARS provides a complete array of real estate brokerage services, including residential real estate sales, relocation and referral, asset management, mortgage and title services, annual and seasonal rentals and international real estate marketing. The operations of ARS are seasonal with the volume of transactions increasing in the spring and summer.

         Residential real estate services revenues were $50.9 million for the first quarter of 2000, a 23% increase over $41.4 million for the first quarter of 1999. Realty brokerage revenues in the first quarter of 2000 were attributable to 7,100 closed units representing $1.4 billion in sales volume as compared to 6,319 closed units representing $1.2 billion of sales volume in 1999. The average home sales price for the first quarter of 2000 increased to $203,000 as compared to $185,000 for the first quarter of 1999.

         Operating expenses were $49.0 million for the first quarter of 2000, an 18% increase over $41.5 million during the first quarter of 1999 and represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations. Included in operating expenses for the first quarter of 1999 were $2.2 million of conversion expenses related to the operation's name change from Prudential Florida Realty to ARS which impacted pretax income and EBITDA for that quarter.

COMMUNITY RESIDENTIAL DEVELOPMENT

                                                     Three months ended
                                                          March 31
                                                     -----------------
                                                      2000        1999
                                                     -----        ----
Revenues                                             $27.6        $5.9
Operating expenses                                    23.0         4.8
Depreciation and amortization                           --          --
Other income (expense)                                  --         0.1
                                                     -----        ----
Pretax income from continuing operations               4.6         1.2
                                                     -----        ----
EBITDA, gross                                          4.6         1.1
                                                     -----        ----
EBITDA, net                                            4.5         1.5
                                                     -----        ----

         The Company's community residential development operations currently consist of community development through its 74% ownership of St. Joe/Arvida Company, L.P. and its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB"). Arvida/JMB is recorded on the equity method of accounting for investments. These two partnerships manage a total of 23 communities in various stages of planning and development.

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

         Real estate sales totaled $23.9 million with related costs of sales of $18.8 million during the first quarter of 2000 as compared to $1.6 million and $0.7 million, respectively in 1999. During the first quarter of 2000, 6 lots at The Retreat in Walton County, Florida closed generating pre-tax gain of $1.9 million. Revenues from these sales totaled $2.5 million with an average lot price of $417,000, related cost of sales were $0.4 million. This beach club resort community includes 90 single-family housing units on 76 acres. Upon the expected closing of two remaining lots during the second quarter of 2000, all of this resort community's 90 lots will have been sold at an average price of approximately $419,000. Sales this quarter at James Island in northeast Florida totaled $6.6 million on closings of 23 units at an average price of approximately $288,000. Related cost of sales at James Island were $6.0 million. Other sales this quarter included housing and lots in the Summerwood, Woodrun, and Camp Creek Point developments in west Florida totaling in the aggregate $2.5 million and at Driftwood in the Tallahassee, Florida area of $0.4 million. Related cost of sales for these developments totaled $1.9 million . Saussy Burbank, acquired in April 1999, contributed revenues in 2000 from homebuilding totaling $11.9 million with related cost of sales of $10.5 million on closing of 60 units at an average price of approximately $199,000. Other revenues from management fees and rental income totaled $0.3 million with related costs of $0.5 million as compared to $0.1 million in revenues in 1999. The community residential development operations also had other operating expenses of $3.7 million during the first quarter of 2000 as compared to $3.4 million in 1999. During the second quarter of 2000, the initial sales at WaterColor, a new development on Company-owned property in northwest Florida will be recorded. On April 15, 2000, deposits were received for 24 lots and 4 multi-family units with a sales value of $8.6 million. The lots have an average sales price of $300,000 and the condominium residences average approximately $370,000. WaterColor will eventually be a 1,140 unit beachfront resort and residential community.

         Income from the Company's investment in Arvida/JMB was $3.2 million for the first quarter of 2000, as compared to $4.2 million in 1999. During 2000, the Company also had income from other joint ventures of $0.2 million.

COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES

                                                    Three months ended
                                                         March 31

                                                      2000        1999
                                                     -----       -----
Revenues                                             $48.7       $81.0
Operating expenses                                    40.3        58.2
Depreciation and amortization                          5.8         3.7
Other income (expense)                                  --        (0.1)
                                                     -----       -----
Pretax income from continuing operations               2.6        19.0
                                                     -----       -----
EBITDA, gross                                          8.4        22.9
                                                     -----       -----
EBITDA, Net                                            4.9        14.1
                                                     -----       -----

         Operations of the commercial real estate development and services segment include the development of St. Joe properties, development and management of the GCC real estate portfolio, the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. ("CGI"), to develop and manage properties throughout the southeast. The Company owns 54% of FECI and GCC is the wholly owned real estate subsidiary of FECI.

         Revenues generated from rental operations in the first quarter of 2000 are from both St. Joe owned operating properties and GCC operating properties and FECR owned rental properties. Revenues generated from rental operations in the first quarter of 1999 were from only GCC and FECR owned rental properties. Total rental revenues in the first quarter of 2000 were $15.3 million, an increase of 14% over the $13.4 million during the first quarter of 1999.

         Rental revenues generated by St. Joe owned operating properties were $1.9 million during the first quarter of 2000, while operating expenses relating to these revenues were $.5 million. As of March 31, 2000, St. Joe had interests in, either wholly-owned or through partnerships, 10 operating buildings with 1.2 million total rentable square feet in service. Approximately 630,000 square feet of office and industrial space is under construction as of March 31, 2000.

         Rental revenues generated by GCC owned operating properties and FECR rental properties during the first quarter of 2000 were $13.4 million, the same as 1999, resulting primarily from decreases of $1.5 million in rental income relating to properties sold in 1999 being offset by increases in same store revenues totaling $0.5 million and new store revenues of $1.0 million. Operating expenses on rental revenues, excluding depreciation, increased to $5.0 million for the first quarter of 2000, from $4.8 million in 1999. As of March 31, 2000, GCC had 50 operating buildings with 5.2 million total rentable square feet in service. Approximately 509,000 square feet of office and industrial space is under construction as of March 31, 2000. Additionally, approximately 821,000 square feet is in the predevelopment stage and GCC is expected to commence construction on some or all of these properties during 2000.

         Operating revenues generated from Advantis totaled $15.9 million during the first quarter of 2000 compared with $14.2 million for the first quarter of 1999. Advantis expenses were $16.7 million during the first quarter of 2000 compared with $13.6 million in 1999. Advantis' expenses include commissions paid to brokers, property management expenses and construction costs. The decline in resulting profits primarily resulted from decreased brokerage transaction volume, which was $277 million in 2000 as compared to $404 million in 1999.

         In the first quarter of 2000, St. Joe sold the Homeside Lending Building for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain.

         In the first quarter of 2000, GCC sold real estate properties for gross proceeds of $1.4 million with cost of sales of $0.4 million. In 1999 GCC had revenues of $50.4 million which were from the sale of two industrial parks, Gran Park at McCahill and Gran Park at Lewis Terminals which resulted in a pre-tax gain of $10.4 million ($5.6 million, net of the effect of FECI's minority interest). Total costs of these first quarter 1999 sales totaled $39.1 million. The industrial parks sold in 1999 consisted of 10 buildings with 1.2 million square feet.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $0.1 million to the commercial real estate segment's revenues during the first quarter of 2000 compared to $2.9 million in 1999. The first quarter 1999 earnings were comprised primarily from $2.8 million contributed by 1999 land sales from the Company's investment in Deerfield Park, LLC, located in Atlanta, Georgia which did not occur during the first quarter of 2000, but are expected during the remainder of 2000.

         General and administrative expenses for the commercial group, which are included in operating expenses, increased $1.4 million to $3.3 million for the first quarter of 2000 from $1.9 million in the first quarter of 1999. Of total general and administrative expenses for the first quarter of 2000, $1.3 million are St. Joe related and $1.6 million are related to GCC. For 1999, St. Joe related expenses were $1.0 million and $0.9 million were related to GCC. Other operating expenses for the first quarter of 2000 include the $16.7 million of Advantis expenses, the $14.8 million in cost of sales, and the $5.5 million in costs related to rental revenues.

         Depreciation and amortization increased by $2.1 million to $5.8 million and is attributable to goodwill amortization of $0.3 million as a result of acquisitions completed by Advantis in 1999 and additional depreciation on operating properties of $1.8 million. Of the $1.8 million increase in depreciation, $1.2 million was from GCC operating buildings and $0.6 million was from St. Joe Commercial related operating properties.

         Net EBITDA totaled $4.9 million for the first quarter of 2000 and was comprised of $2.5 million from sales of real estate, $2.8 million from rental operations, $0.1 million from earnings on investments in real estate developments, and $(0.5) million from Advantis. Excluding GCC, St. Joe Commercial had Net EBITDA of $0.7 million, compared to $3.7 million in 1999. Net EBITDA in the first quarter of 1999 included the $2.8 million contribution from the Company's equity investment in Deerfield Park, LLC.

LAND SALES

                                                     Three months ended
                                                          March 31

                                                      2000        1999
                                                     -----       -----
Revenues                                             $19.9          --
Operating expenses                                     2.1          --
Depreciation and amortization                           --          --
Other income (expense)                                 0.1          --
                                                     -----       -----
Pretax income from continuing operations              17.9          --
                                                     -----       -----
EBITDA, Net                                           17.9          --
                                                     -----       -----


         During the fourth quarter of 1999, the St. Joe Land Company was created to sell parcels of land, typically 5 to 5,000 acres, from a portion of the total of 800,000 acres of timberland held by The Company in northwest Florida and southwest Georgia. These parcels could be used as large secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses.

         During the first quarter of 2000, the land sales division had revenues of $19.9 million, which represented sales of 8,772 acres at an average price of $2,269 per acre. This amount included the sale of approximately 3,620 acres for approximately $3,200 per acre, in Capps, near Tallahassee, Florida.

FORESTRY

                                                     Three months ended
                                                          March 31
                                                     -----------------
                                                     2000        1999
                                                     -----        ----
Revenues                                             $11.8        $6.9
Operating expenses                                     5.6         4.2
Depreciation and amortization                          0.8         0.6
Other income (expense)                                 0.7         0.7
                                                     -----        ----
Pretax income from continuing operations               6.1         2.8
                                                     -----        ----
EBITDA,net                                             6.9         3.3
                                                     -----        ----

         Total revenues for the forestry segment increased $4.9 million, or 71% in the first quarter of 2000 due to an increase in bulk timber sales. Total sales to Florida Coast Paper Company, L.L.C. ("FCP"), the Company's major pulpwood customer, were $4.8 million (188,000 tons) in 2000 as compared to $4.3 million (140,000 tons) in 1999. Since August of 1998 the FCP mill has been shutdown, and it appears unlikely that it will reopen in the near future. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood from the FCP mill in Port St. Joe to another mill in Panama City, Florida, thus sales of pulpwood resumed in November of 1998 and there was no significant loss in volume of sales. Sales to other customers increased to $6.3 million (191,000 tons) from $2.5 million (107,000 tons) a year ago. The increase in sales to other customers is the result of the Company conducting several lump sum bid timber sales during the first quarter of 2000 to take advantage of favorable market conditions. Revenues also include bulk land sales of $0.7 million during the first quarter of 2000; the same amount as in 1999. The average sales price of timber sold increased to approximately $29 per ton for the first quarter of 2000 as compared to $28 per ton in the first quarter of 1999.

         Operating expenses for the first quarter of 2000 increased $1.4 million, or 33% compared to 1999 due to higher harvest volumes. Cost of sales were $5.0 million in 2000 as compared to $3.6 million in 1999. Cost of sales as a percentage of sales were higher in 1999 as compared to 2000 because the lump sum bid timber sales in 2000 caused increased sales of wood without cut and haul expenses. Other operating expenses were $0.6 million in 2000 remaining constant from 1999.

TRANSPORTATION


                                                    Three months ended
                                                          March 31
                                                      2000        1999
                                                     -----       -----
Revenues                                             $51.9       $47.9
Operating expenses                                    37.8        35.4
Depreciation and amortization                          5.0         4.8
Other income (expense)                                 2.4          --
                                                     -----       -----
Pretax income from continuing operations              11.5         7.7
                                                     -----       -----
EBITDA, gross                                         16.6        12.7
                                                     -----       -----
EBITDA, net                                            9.2         6.5
                                                     -----       -----

         The transportation segment includes the railway, trucking and telecom operations of FECI. Total FECI transportation operating revenues increased to $50.7 million for the first quarter of 2000 as compared to $46.7 million for the first quarter of 1999. The Florida economy has continued to be robust and has FECI experiencing increases in carload traffic that more than offset decreases in intermodal traffic. Aggregate traffic increased 9%, automotive traffic increased by 15%, and all other carload traffic increased 3% in the first quarter of 2000 as compared to the same period for 1999. Intermodal traffic decreased 8% during the first quarter of 2000 compared to the same period of 1999. Transportation revenues for 2000 included $2.5 million in revenues from FECI's telecommunications division compared with $1.0 million in 1999.

         FECR's operating expenses were $37.1 million in the first quarter of 2000 as compared to $33.5 in 1999, with the increase partially resulting from $2.1 million relating to operations of FEC's telecommunications division, which had no expenses in 1999.

         Other income for 2000 was a $2.4 million dividend received by FECR.

         Apalachicola Northern Railroad Company ("ANRR") operating revenues remained constant at $1.2 million in 2000 as compared to 1999. In the first quarter of 2000, included in the $1.2 million of revenues recorded by ANRR were contractual payments from Seminole Electric Cooperative, Inc. ("Seminole") of $0.6 million. These payments ceased during the first quarter of 2000. Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR has fully performed its obligations under the contract and is prepared to complete the contract term, which continues until November 2004 and has filed suit to enforce the contract. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

         ANRR's operating expenses decreased $1.3 million to $0.6 million in the first quarter of 2000 as compared to $1.9 in the first quarter of 1999, commensurate with the loss in traffic.



FINANCIAL POSITION

         In August 1998, the St. Joe Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. During the first quarter of 2000, the Company completed this program having purchased 6.5 million shares at an average price of $23.13. In February 2000, the St. Joe Board of Directors authorized a second $150 million stock repurchase plan. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. The Company will purchase the Company's stock from time to time on the open market.

         For the quarter ended March 31, 2000, cash provided by operations was $22.5 million. Included in cash flows from operations were expenditures of $27.3 million relating to its community residential development segment. The Company also obtained a $200 million line of credit, of which it has drawn $30.0 million as of March 31, 2000. Capital expenditures, other than community residential development expenditures, during the first quarter of 2000 were $61.7 million.

         During the quarter ended March 31, 2000, the Company obtained a syndicated unsecured line of credit in the amount of $200 million that replaced an existing $75 million dollar line of credit. The credit facility has an initial term of 2 years. This facility will be available for general corporate purposes, including repurchases of the Company's outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions.

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



YEAR 2000 COMPLIANCE

         The Company created a Year 2000 Project Team to address potential problems within the Company's operations that could result from the century change in the Year 2000. The project team was led by the Senior Vice President of Finance and Planning and consisted of representatives of the Company's Information Systems Departments or financial departments for each subsidiary, and had access to key associates in all areas of the Company's operations. The Company went through several phases to examine all information technology ("IT") systems and non-IT systems which may have embedded technology. The Company went through an assessment phase, a remediation phase, a test phase, an implementation phase and a check-off phase, all of which were substantially 100% complete by December 31, 1999 and noted that all critical systems were Year 2000 ready at that date. Subsequent to year-end, there have been no problems relating to Year 2000 issues with respect to the Company's systems or vendors and no contingency plans have had to be executed. The Company spent less than $1.0 million to address and modify Year 2000 problems, excluding FECI. Subsequent to year-end, there have been no problems relating to Year 2000 issues at FECI. FECI spent less than $10.0 million to address and modify Year 2000 problems.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.01 Credit Agreement among The St. Joe Company, The Lenders Named Herein, First Union National Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, and SunTrust Bank, as Senior Managing Agent. $200,000,000 Senior Credit Facility dated March 30, 2000

27.01    Financial Data Schedule (for SEC use only)

99.01    Supplemental Calculation of Selected Consolidated Financial Data

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  The St Joe Company



Date: May 11, 2000                /s/ Peter S. Rummell
                                  --------------------
                                  Peter S. Rummell
                                  Chairman of the Board and
                                  Chief Executive Officer



Date: May 11, 2000                /s/ Kevin M. Twomey
                                  -------------------
                                  Kevin M. Twomey
                                  President, Chief Operating Officer and Chief
                                  Financial Officer



Date: May 11,2000                 /s/ Janna L. Connolly
                                  ---------------------
                                  Janna L. Connolly
                                  Vice President, Chief Accounting Officer
                                  and Controller