Form 10-Q
period 2000-06-30
ST JOE CO
filed 2000-08-14
CIK 745308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

As of June 30, 2000, there were 84,982,472 shares of common stock, no par value, issued and outstanding, with an additional 6,715,339 shares issued and held in treasury.

                              THE ST. JOE COMPANY
                                     INDEX

                                                               Page No.

PART I Financial Information:

         Consolidated Balance Sheets-
         June 30, 2000 and December 31, 1999                          3

         Consolidated Statements of Income -
         Three months and six months ended
         June 30, 2000 and 1999                                       4

         Consolidated Statements of Cash Flows-
         Six months ended June 30, 2000 and 1999                      5

         Notes to Consolidated Financial Statements                   6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                       10

PART II   Other Information

         Exhibits and Reports on Form 8-K                            23

                              THE ST. JOE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                           June 30,           December 31,
                                                                             2000                 1999
                                                                         ------------         ------------
                                                                         (Unaudited)
                          ASSETS
               Current assets:
                 Cash and cash equivalents                               $     80,699         $     71,987
                 Short-term investments                                        89,862               69,174
                 Accounts receivable                                           45,262               38,805
                 Inventory                                                      5,258                6,360
                 Other assets                                                  10,373               11,158
                                                                         ------------         ------------
                   Total current assets                                       231,454              197,484
                                                                         ------------         ------------

               Investments & other assets:
                 Marketable securities                                        118,375              188,884
                 Prepaid pension asset                                         68,271               63,771
                 Other assets                                                  27,343               20,867
                 Investment in unconsolidated affiliates                       83,431               80,652
                 Goodwill                                                     137,623              138,392
                 Net assets of discontinued operations                             --                  215
                                                                         ------------         ------------
                   Total investments and other assets                         435,043              492,781
                                                                         ------------         ------------

               Investment in real estate                                      822,499              746,933
               Property, plant & equipment, net                               449,969              384,429

                                                                         ------------         ------------
               Total assets                                              $  1,938,965         $  1,821,627
                                                                         ============         ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
               Current liabilities:
                 Accounts payable                                        $     50,142         $     45,697
                 Accrued liabilities                                           82,120               54,641
                 Current portion of long-term debt                             43,084               31,250
                                                                         ------------         ------------
                   Total current liabilities                                  175,346              131,588

               Other liabilities                                               20,460               17,705
               Deferred income taxes                                          274,979              278,513
               Long-term debt                                                 209,707              115,974
               Minority interest in consolidated subsidiaries                 343,932              336,993
                                                                         ------------         ------------
                   Total liabilities                                        1,024,424              880,773

               Stockholders' equity:
                 Common stock, no par value; 180,000,000 shares
                   authorized; 91,697,811 shares issued                        13,131               13,170
                 Retained earnings                                            992,623              961,819
                 Accumulated other comprehensive income                        70,314               90,597
                 Restricted stock deferred compensation                        (2,910)              (3,564)
                 Treasury stock, at cost, 6,715,339 and 5,265,827
                    shares respectively                                      (158,617)            (121,168)
                                                                         ------------         ------------
                   Total stockholders' equity                                 914,541              940,854

                                                                         ------------         ------------
               Total liabilities and stockholders' equity                $  1,938,965         $  1,821,627
                                                                         ============         ============

                 See notes to consolidated financial statements

                              THE ST. JOE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                      Three Months                          Six Months
                                                                      Ended June 30                        Ended June 30
                                                              -----------------------------       -----------------------------
                                                                 2000              1999              2000              1999
                                                              -----------       -----------       -----------       -----------
Operating revenues                                            $   222,013       $   170,131       $   433,044       $   352,116
                                                              -----------       -----------       -----------       -----------
Expenses:
  Operating expenses                                              165,975           141,444           324,177           285,524
  Corporate expense, net                                            6,414             4,416            11,678             7,028
  Depreciation and amortization                                    14,449            10,992            28,436            22,105
                                                              -----------       -----------       -----------       -----------
      Total expenses                                              186,838           156,852           364,291           314,657
                                                              -----------       -----------       -----------       -----------

      Operating profit                                             35,175            13,279            68,753            37,459
                                                              -----------       -----------       -----------       -----------

Other income (expense):
  Investment income                                                 2,912             3,347             8,137             6,403
  Interest expense                                                 (3,312)           (1,054)           (4,941)           (1,301)
  Other, net                                                        1,717             2,348             3,341             4,603
                                                              -----------       -----------       -----------       -----------
      Total other income                                            1,317             4,641             6,537             9,705
                                                              -----------       -----------       -----------       -----------

Income from continuing operations before income taxes
  and minority interest                                            36,492            17,920            75,290            47,164

Income tax expense (benefit)                                       14,449           (19,713)           29,376            (7,314)
Minority interest                                                   3,214             1,756             8,328             9,067
                                                              -----------       -----------       -----------       -----------

Income from continuing operations                                  18,829            35,877            37,586            45,411

Income from discontinued operations:
  Earnings from discontinued operations, net of income
    taxes of $1,803 and $2,981, respectively                           --             2,874                --             4,604
  Gain on sale of discontinued operations, net of income
    taxes of $29,031                                                   --                --                --            42,800
                                                              -----------       -----------       -----------       -----------

      Net income                                              $    18,829       $    38,751       $    37,586       $    92,815
                                                              ===========        ==========       ===========       ===========
EARNINGS PER SHARE
Basic:
  Income from continuing operations                           $      0.22       $      0.41       $      0.44       $      0.51
  Earnings from discontinued operations                                --              0.03                --              0.05
  Gain on sale of discontinued operations                              --                --                --              0.49
                                                              -----------       -----------       -----------       -----------

      Net income                                              $      0.22       $      0.44       $      0.44       $      1.05
                                                              ===========       ===========       ===========       ===========
Diluted:
  Income from continuing operations                           $      0.22       $      0.40       $      0.43       $      0.51
  Earnings from discontinued operations                                --              0.03                --              0.05
  Gain on sale of discontinued operations                              --                --                --              0.48
                                                              -----------       -----------       -----------       -----------

      Net income                                              $      0.22       $      0.43       $      0.43       $      1.04
                                                              -----------       -----------       -----------       -----------

                 See notes to consolidated financial statements

                              THE ST. JOE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                           Six Months
                                                                                          Ended June 30
                                                                                ---------------------------------
                                                                                   2000                 1999
                                                                                -----------           -----------
Cash flows from operating activities:
  Net income                                                                    $    37,586           $    92,815
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    28,436                22,105
    Accrued interest increase to long-term debt                                       2,983                    82
    Minority interest                                                                 8,328                 9,067
    Deferred income tax expense (benefit)                                             6,841               (23,494)
    Equity in income of unconsolidated affiliates                                    (9,465)               (8,530)
    Tax benefit from exercise of stock options                                          871                    --
    Gain on sales of property and investments                                       (35,501)              (12,679)
    Gain on sale of discontinued operations, net of taxes                                --               (42,800)
    Purchases and maturities of trading investments, net                             (9,817)              (11,854)
    Cost of community residential properties sold                                    16,089                15,227
    Expenditures for community residential properties                               (55,380)              (46,639)
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (6,457)                5,787
      Inventory                                                                       1,102                 3,840
      Prepaid pension and other assets                                              (12,879)               (8,662)
      Accounts payable, accrued liabilities, reserves and
        other liabilities                                                            34,833                (1,778)
      Discontinued operations                                                           215                 3,638
                                                                                -----------           -----------
Net cash provided by operating activities                                             7,785                (3,875)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                        (77,601)              (19,671)
  Purchases of and development of investments in real estate                        (64,309)              (91,872)
  Purchases of available-for-sale investments                                       (11,822)              (39,858)
  Investments in joint ventures and purchase business acquisitions,
  net of cash received                                                              (11,860)              (22,264)
  Proceeds from sale of discontinued operations                                          --               150,682
  Maturities and redemptions of available-for-sale investments                       40,404                95,679
  Proceeds from dispositions of assets                                               54,341                47,381
  Distributions from unconsolidated affiliates                                       15,476                16,975
                                                                                -----------           -----------
Net cash (used in) provided by investing activities                                 (55,371)              137,052

Cash flows from financing activities:
  Proceeds from long-term debt, net of repayments                                   102,419                73,062
  Proceeds from exercise of stock options and stock purchase plan                     5,153                    --
  Dividends paid to stockholders                                                     (6,830)               (1,765)
  Dividends paid to minority interest                                                  (980)                 (836)
  Treasury stock purchased                                                          (43,464)              (38,744)
                                                                                -----------           -----------
Net cash provided by financing activities                                            56,298                31,717

Net increase in cash and cash equivalents                                             8,712               164,894
Cash and cash equivalents at beginning of period                                     71,987                39,108
                                                                                -----------           -----------
Cash and cash equivalents at end of period                                      $    80,699           $   204,002
                                                                                ===========           ===========

                 See notes to consolidated financial statements

                              THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1999 amounts have been made to be consistent with current period reporting.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method. In August 1998, the Company's Board of Directors authorized $150.0 million for the repurchase of the Company's outstanding common stock on the open market. During the first quarter of 2000, the Company completed this initial repurchase plan by acquiring 1,067,911 shares, for a total of 6,485,311 shares repurchased under this plan. In February 2000, the Company's Board of Directors authorized an additional $150.0 million for the repurchase of the Company's outstanding stock. As of June 30, 2000, the Company had repurchased 636,955 shares under this authorization for a total of 7,122,266 shares repurchased under both repurchase plans. Weighted average basic and diluted shares, taking into consideration the options used in calculating EPS and shares repurchased for each of the periods presented are as follows:

                                        Three Months Ended June 30,           Six Months Ended June 30,

                                         2000               1999               2000               1999
                                      -----------        -----------        -----------        -----------
Basic                                  84,952,717         87,921,540         85,166,515         88,232,633

Diluted                                86,922,557         89,054,056         86,729,901         89,166,208


Comprehensive Income

         The Company's comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale. For the six months ended June 30, 2000 and 1999, total comprehensive income was approximately $17.3 million and $95.7 million, respectively.

Supplemental Cash Flow Information

         The Company paid $1.2 million and $1.6 million for interest in the first six months of 2000 and 1999, respectively. The Company paid $15.9 million and $18.9 million for income taxes in the first six months of 2000 and 1999, respectively. The Company capitalized interest expense of $2.9 million and $1.7 million in the first six months of 2000 and 1999, respectively.

         Cash flows related to community residential developments are included in operating activities on the statements of cash flows.

3.  DISCONTINUED OPERATIONS

         During 1999, the Company discontinued its operations in the sugar industry and has thus reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman Sugar Corporation, ("Talisman"), the Company's sugar subsidiary, were approximately $21.2 million and $38.4 million for the three and six month periods ended June 30, 1999. Net income, after tax, for Talisman, excluding the gain on sale of the land and farming rights, was approximately $2.9 million and $4.6 million for the three and six-month periods ended June 30, 1999. There have been no activities at Talisman in 2000.


4.  LONG-TERM DEBT

         Long-term debt consisted of the following (in thousands):

                                                                               June 30, 2000       December 31, 1999
                                                                               -------------       -----------------
Minimum liability owed on sale of equity securities                             $   117,424           $   112,941
Senior revolving credit agreement, unsecured                                         90,000                    --
Revolving credit agreement, secured by restricted
   short-term investments                                                            34,563                22,741
Notes payable to former owners of businesses acquired                                10,593                10,593
Various secured and unsecured notes payable                                             509                 1,511
Less: discounts on non-interest bearing notes payable                                  (298)                 (562)
                                                                                -----------           -----------
     Net borrowings                                                                 252,791               147,224
Less: current portion                                                                43,084                31,250
                                                                                -----------           -----------
     Total long-term debt                                                       $   209,707           $   115,974

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

         The Company has long-term debt relating to the forward sale of its portfolio of equity securities of approximately $117.4 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains under the terms of the agreement. The balance as of June 30, 2000 includes imputed interest of approximately $ 4.3 million since December 31, 1999 and an amount relating to certain securities increasing beyond the 20% appreciation that the Company retains of approximately $0.2 million. This sale will ultimately settle in the fourth quarter of 2001.

         One of the Company's subsidiaries, Florida East Coast Industries, Inc. ("FECI") has entered into a $200 million revolving credit agreement with a syndicate of financial institutions. This agreement subjects the subsidiary to various financial covenants. No amounts were outstanding on this credit revolver as of June 30, 2000.

5.  SEGMENT INFORMATION

         The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and services, land sales, forestry and transportation. Intercompany transactions have been eliminated. The Company evaluates a segment's performance based on Net EBITDA. Net EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, and is net of the effects of minority interests. Net EBITDA also excludes gains from discontinued operations and gains (losses) on sales of nonoperating assets. Net EBITDA is considered a key financial measurement in the industries that the

Company operates. The segment labeled other primarily consists of investment income, net of corporate general and administrative expenses. Also, included in the segement labeled other is an investment in an unconsolidated affiliate that was previously classified in the leisure and resort segment and costs related to the initial operations of the Company's newly formed hospitality development group. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows: (In millions)
                                                                       Three months                         Six months
                                                                       ended June 30                       ended June 30
                                                                 -------------------------           -------------------------
                                                                  2000              1999              2000               1999
Total Revenues:
  Residential real estate services                               $  73.8           $  55.7           $ 124.7           $  97.1
  Community residential development                                 35.4              28.9              63.0              34.8
  Commercial real estate development and services                   35.8              27.4              84.5             108.4
  Land sales                                                        17.5                --              37.4                --
  Forestry                                                           7.9               7.1              19.7              14.1
  Transportation                                                    51.1              51.4             103.0              99.3
  Other                                                              0.5               (.4)              0.7              (1.6)
                                                                 -------           -------           -------           -------
    Total revenues                                               $ 222.0           $ 170.1           $ 433.0           $ 352.1

Net EBITDA:
  Residential real estate services                               $   7.3           $   4.9           $   9.6           $   5.1
  Community residential development                                  9.6               9.4              14.1              11.0
  Commercial real estate development and services                    7.1               4.1              12.0              18.2
  Land sales                                                        14.9                --              32.8                --
  Forestry                                                           3.5               3.4              10.4               6.7
  Transportation                                                     6.4               2.8              15.6               9.4
  Other                                                             (4.4)             (1.3)             (7.4)             (1.9)
                                                                 -------           -------           -------           -------
   Net EBITDA                                                    $  44.4           $  23.3           $  87.1           $  48.5

Adjustments to reconcile to income from continuing operations:
  Depreciation and amortization                                    (14.4)            (11.0)            (28.4)            (22.1)
  Other income                                                        .4                .2                .5                .3
  Interest expense                                                  (3.5)             (1.1)             (5.3)             (1.3)
  Income tax (expense) income                                      (14.4)             19.7             (29.4)              7.3
  Minority interest                                                  6.3               4.8              13.1              12.7
                                                                 -------           -------           -------           -------
    Income from continuing operations                            $  18.8           $  35.9           $  37.6           $  45.4

         There was no material change in any segment's total assets since December 31, 1999

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

         The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $148.6 million; the amount outstanding at June 30, 2000 totaled $89.8 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

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

         The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $9.1 million and $8.2 million as of June 30, 2000 and December 31, 1999, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, the Company has made and will make "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report, including in the MD&A section, contains forward-looking statements. The Company may also make forward-looking statements in our other documents filed with the SEC and in other written materials. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its other documents filed with the SEC and in other written materials. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. In particular, discussions regarding the size and number of commercial buildings, residential units, development timetables, development approvals and the ability to obtain approvals, anticipated price ranges of developments, the number of units that can be supported upon full build-out of development, and the absorption rate and expected gain on land sales are forward-looking statements. Additional risk factors that may cause actual results to differ materially form those expressed in forward looking statements in this Form 10-Q are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission. In addition, the occurrence or non-occurrence of the recapitalization, the exchange and the spin-off of the Company's interest in Florida East Coast Industries, Inc. ("FECI") depends on the satisfaction of a number of conditions among which is the Company's receipt of an Internal Revenue Service ruling concerning the tax-free status of the spin-off. The anticipated benefits of the recapitalization, the exchange and the spin-off may be affected by (1) general economic conditions; (2) economic developments that have a particularly adverse effect on the Company or FECI and; (3) conditions in the securities markets on which the Company's and FECI's securities trade. Such statements are based on current expectations and are subject to certain risks discussed in this report and in our other periodic reports filed with the SEC. Other factors besides those listed in this report or discussed in the Company's other reports to the SEC could also adversely affect the Company's results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.

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

DISCONTINUED OPERATIONS

         During 1999, the Company discontinued its operations in the sugar industry and has thus reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman Sugar Corporation, ("Talisman"), the Company's sugar subsidiary, were approximately $21.2 million and $38.4 million for the three and six month periods ended June 30, 1999. Net income, after tax, for Talisman, excluding the gain on sale of the land and farming rights, was approximately $2.9 million and $4.6 million for the three and six month periods ended June 30, 1999. There have been no activities at Talisman in 2000.


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

         At the closing of the transaction, various service agreements between the Company and FECI's wholly owned subsidiary Flagler Development Company ("Flagler"), formerly known as Gran Central Corporation, will become effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, Flagler will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of Flagler. The terms of these agreements have been approved by both the Company's and FECI's Boards of Directors, and in the judgement of the boards, reflect arms-length terms and conditions typically found in today's marketplace.

         The Boards of Directors of the Company and FECI have unanimously approved the transaction and on March 8, 2000, the minority shareholders of FECI approved the transaction. This transaction is subject to the receipt of an Internal Revenue Service ruling concerning the tax-free status of the proposed spin-off and is expected to be completed as quickly as possible after receipt of a positive IRS ruling.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

THREE MONTHS ENDED JUNE 30

         Total revenues increased $51.9 million, or 31%, to $222.0 million for the second quarter of 2000 as compared to $170.1 million in the second quarter of 1999. The residential real estate services segment through Arvida Realty Services ("ARS") contributed $73.8 million in the second quarter of 2000, a 33% increase over $55.7 million in the second quarter of 1999. The community residential development segment, through sales recorded at its northwest and northeast Florida residential communities and sales of homes by Saussy Burbank, recorded $35.4 million in the second quarter of 2000, a 23% increase over $28.9 million in the second quarter of 1999. The commercial real estate development and services segment, through both Flagler and St. Joe Commercial, contributed $35.8 million in the second quarter of 2000, a 31% increase over $27.4 million in the second quarter of 1999. The land sales segment of the Company, started during the fourth quarter of 1999, recorded revenues of $17.5 million in the second quarter of 2000. The forestry segment reported revenues of $7.9 million during the second quarter of 2000, an 11% increase over $7.1 million during the second quarter of 1999. The transportation segment, primarily through its Florida East Coast Railroad ("FECR") subsidiary, recorded $51.1 million in revenues, a slight decrease from the $51.4 million recorded in 1999. Revenues of $0.5 million were recorded which are not attributable to a reportable segment in 2000 as compared to a $0.4 million loss recorded on a investment in an unconsolidated affiliate which was not attributable to a particular segment in 1999.

         Operating expenses totaled approximately $166.0 million, an increase of $24.6 million, or 17%, for the second quarter of 2000 as compared to $141.4 million for the second quarter of 1999. The residential real estate services segment contributed $67.1 million in costs in the second quarter of 2000, a 31% increase over the $51.1 million in costs recorded in the second quarter of 1999. The community residential development segment recorded $26.2 million in costs in the second quarter of 2000, a 35% increase over the $19.4 million recorded in 1999. The commercial real estate development and services segment contributed $25.2 million in costs recorded in the second quarter of 2000, a 25% increase over $20.2 million recorded in 1999. The land sales segment contributed $2.8 million in costs in the second quarter of 2000. The forestry segment reported costs of $5.0 million in the second quarter of 2000, an 11% increase over the $4.5 million recorded in 1999. The transportation segment costs were $39.1 million in the second quarter of 2000, a 16% decrease from the $46.3 million recorded in 1999. The decrease is due primarily to non-recurring special charges recorded at FECR in 1999 totaling $8.2 million. Operating expenses of approximately $0.6 million and $(0.1) million in 2000 and 1999 were not attributable to a reportable segment.

         Corporate expense increased 46% from $4.4 million to $6.4 million, primarily due to the effects of increased salary and other benefits costs. Corporate expense included prepaid pension income of $2.0, a decrease of $0.7 for the second quarter of 2000 as compared to the second quarter of 1999.

         Depreciation and amortization totaled $14.4 million, an increase of $3.4 million, or 31%, primarily due to additional depreciation expense on assets acquired and/or placed in service in late 1999.

         Other income (expense) decreased $3.3 million, or 72% to $1.3 million in the second quarter of 2000 compared to $4.6 million in 1999. The decrease primarily resulting from the company's increased interest expense totaling $3.3 million in the second quarter of 2000 as compared to $1.1 million in 1999.

         Income tax expense (benefit) on continuing operations totaled $14.4 million for the second quarter of 2000 as compared to a benefit of (19.7) million for the second quarter of 1999. During the second quarter of 1999, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. In 1996, the Company sold the majority of its paper operations, which resulted in a substantial reduction in employees. Management, at the time, determined that the over-funded status of the pension plans would probably not be realized other than by a plan termination and reversion of assets. From 1996 through the first quarter of 1999, the Company recorded deferred income tax expense on its pension surplus at the statutory rate plus a 50% excise tax that would be imposed if the company were to liquidate its pension plans and revert the assets back to the Company. In light of events occurring in 1998 and 1999, including several acquisitions, which significantly increased the number of participants in the pension plan, along with plan modifications and the Company's growth strategy, management reevaluated how the pension plan surplus could be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its 1999 second quarter operations. Income taxes on the change in pension surplus will continue to be recorded at the statutory rate in future periods.

         The effective tax rate for the second quarter of 2000 was 40%. The effective tax rate for the second quarter of 1999, excluding the $26.8 million reversal was also 40%.

         Income from discontinued operations, net of tax, related to the run-off of the sugar business totaled $2.9 million for the second quarter of 1999. There were no discontinued operations in 2000.

         Net income for the second quarter of 2000 was $18.8 million or $0.22 per diluted share as compared to $38.8 million or $0.43 per diluted share for the second quarter of 1999. Excluding the FECI special charges of $8.2 million ($2.7 million, net of tax and minority interest), and the $26.8 million deferred income tax benefit related to the pension surplus excise tax, net income for the second quarter of 1999 would have been $14.7 million, or $0.17 per diluted share.

SIX MONTHS ENDED JUNE 30

         Total revenues increased $80.9 million, or 23%, to $433.0 million for the six months of 2000 as compared to $352.1 million in the first six months of 1999. The residential real estate services segment contributed $124.7 million in revenues, a 28% increase over the $97.1 million recorded in 1999. The community residential development segment recorded $63.0 million in revenues during the first six months of 2000, an 81% increase over $34.8 million recorded in 1999. The commercial real estate development and services segment recorded revenue of $84.5 million during the first six months of 2000, a 22% decrease from $108.4 million during the first six months of 1999, primarily due to the sale of two industrial parks located in south Florida in the first quarter of 1999 totaling $50.4 million. The land sales segment, formed in the fourth quarter of 1999, recorded revenues of $37.4 million for the first six months of 2000. The forestry segment reported revenues of $19.7 million during the first six months of 2000, a 40% increase over the $14.1 million recorded in 1999. The transportation segment contributed $103.0 million in revenues during the first six months of 2000, a 4% increase from the $99.3 million recorded in 1999. Revenues of $0.7 million were recorded that were not attributable to a reportable segment in 2000 as compared to a loss of $1.6 million that was recorded on an investment in an unconsolidated affiliate which was not attributable to a particular segment in 1999.

         Operating expenses totaled approximately $324.2 million, an increase of 14%, for the first six months of 2000 as compared to $285.5 million for the first six months of 1999. Residential real estate services costs were $ 116.2 million for the first six months of 2000, a 26% increase over the $92.6 million recorded in 1999. The community residential development segment recorded $49.3 million in costs for the first six months of 2000, a 105% increase over the $24.1 million recorded in 1999. The increase was primarily due to increased development in 2000 at many of the Company's residential communities in Florida and a full six months of Saussy Burbank activity. The commercial real estate development and services segment recorded costs of $65.5 million, a 17% decrease from the $78.4 million recorded in 1999, primarily due to cost of sales of the two industrial parks located in south Florida sold in 1999. The land sales segment recorded costs of $4.9 million for the first six months of 2000. The forestry segment reported operating expenses of $10.6 million, a 22% increase over the $8.7 million recorded in 1999. The transportation segment costs were $76.9 million, a 6% decrease compared to $81.7 million primarily relating to non-recurring special charges totaling $8.2 million incurred during the second quarter of 1999 offset by many cost cutting measures adopted by FECR's management in late 1999 and 2000. Operating expenses of $0.8 million were recorded in 2000 that were not attributable to a reportable segment.

         Corporate expense increased 67% from $7.0 million to $11.7 million, primarily associated with increased salaries and benefits costs. Corporate expense included prepaid pension income of $4.5 million, a decrease of $0.8 million for the first six months of 2000 as compared to 1999.

         Depreciation and amortization totaled $28.4 million for the first six months of 2000, a 29% increase over the $22.1 million recorded in 1999, primarily due to a $4.9 million increase in depreciation expense relating to buildings placed into service in the last two quarters of 1999 and the first two quarters of 2000 and a $1.4 million increase in amortization expense relating to 1999 acquisitions.

         Other income (expense) decreased $3.2 million, or 33% in the first six months of 2000 compared to 1999, due primarily to an increase of interest expense of $3.6 million from $1.3 million in 1999 to $4.6 million in 2000.

         Income tax expense (income) on continuing operations totaled $29.4 million for the first six months of 2000 as compared to a benefit of ($7.3) million for 1999. Excluding the $26.8 million deferred income tax benefit previously discussed, income tax expense for the six months of 1999 would have been $19.5 million for an effective rate of 41% as compared to an effective tax rate of 39% in 2000.

         Income from discontinued operations for 1999 includes the $42.8 million gain, net of tax, on the sale of Talisman's land and farming rights which occurred in the first quarter of 1999. Net earnings from discontinued operations totaled $4.6 million for the first six months of 1999.

         Net income for the six months of 2000 was $37.6 million or $0.43 per diluted share as compared to $92.8 million or $1.04 per diluted share for 1999. Excluding the FECI special charges of $8.2 million ($2.8 million, net of tax and minority interest), the $26.8 million deferred income tax benefit related to the pension surplus excise tax, and the $71.8 million ($42.8 net of tax) gain on sale of discontinued operations, net income for 1999 would have been $26.0 million, or $0.29 per diluted share.

RESIDENTIAL REAL ESTATE SERVICES
(In millions)

                                                         Three months ended                     Six months ended
                                                              June 30,                              June 30,
                                                     --------------------------            --------------------------
                                                      2000               1999               2000               1999
                                                     -------            -------            -------            -------
Revenues                                             $  73.8            $  55.7            $ 124.7            $  97.1
Operating expenses                                      67.1               51.1              116.2               92.6
Depreciation and amortization                            1.7                1.3                3.3                2.6
Other income (expense)                                    .4                 .2                 .6                 .2
Pretax income from continuing operations                 5.4                3.5                5.8                2.1
EBITDA, net                                              7.3                4.9                9.6                5.1

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

THREE MONTHS ENDED JUNE 30

         Residential real estate services revenues were $73.8 million for the second quarter of 2000, a 33% increase over $55.7 million for the second quarter of 1999. Realty brokerage revenues in the second quarter of 2000 were attributable to 10,295 closed units representing $2.2 billion in sales volume as compared to 8,730 closed units representing $1.6 billion of sales volume in 1999. The average home sales price for the second quarter of 2000 increased to $214,000 as compared to $185,000 for the second quarter of 1999.

         Operating expenses were $67.1 million for the first quarter of 2000, a 31% increase over $51.1 million during the second quarter of 1999 and represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations.

SIX MONTHS ENDED JUNE 30

         Residential real estate services revenues were $124.7 million for the first six months of 2000, a 28% increase over $97.1 million for the first six months of 1999. Realty brokerage revenues in the first six months of 2000 were attributable to 17,393 closed units representing $3.6 billion in sales volume as compared to 15,049 closed units representing $2.7 billion of sales volume in 1999. The average home sales price for the first six months of 2000 increased to $210,000 as compared to $186,000 for the first six months of 1999.

         Operating expenses were $116.2 million for the first six months of 2000, a 26% increase over $92.6 million during the first six months of 1999 and represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations.

COMMUNITY RESIDENTIAL DEVELOPMENT
(In millions)

                                                        Three months ended                      Six months ended
                                                             June 30,                               June 30,
                                                     -------------------------              -------------------------
                                                      2000               1999                2000               1999
                                                     ------             ------              ------             ------
Revenues                                             $ 35.4             $ 28.9              $ 63.0             $ 34.8
Operating expenses                                     26.2               19.4                49.3               24.1
Depreciation and amortization                            --                (.8)                 --                (.8)
Other income (expense)                                   .2                (.1)                 .2                (.1)
Pretax income from continuing operations                9.3               10.2                13.9               11.4
EBITDA, gross                                           9.6                9.5                14.2               10.6
EBITDA, net                                             9.6                9.4                14.1               11.0

         The Company's community residential development operations currently consist of community development through its residential development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB") and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded on the equity method of accounting for investments. These two partnerships manage a total of 23 communities in various stages of planning and development primarily focused in northwest, northeast and central Florida. WaterColor, a coastal resort community in Walton County, Florida began sales in April of this year. The lots at WaterColor had an average sales price of approximately $286,000, while the condominium residences averaged approximately $414,000. All sales thus far have been inland from the beach with the first 22 of the WaterColor beachfront product, premium Gulf-front residential units, going on the market this August. These units will average over 3,000 square feet and will be priced at more than $1 million each. WaterColor will eventually be a 1,140 unit beachfront resort and residential community. Approximately three miles east of WaterColor on about a mile of beachfront property, sales of beachfront condominiums at WaterSound are expected to get underway in the third quarter of 2000. This community has begun site work on an 18-hole golf course which will be adjacent to WaterSound and will be opening by the end of 2000. Also in the second half of 2000, construction is set to begin at Victoria Park, near Orlando and at the Hammocks, in Bay County in northwest Florida.

         In April 1999, the Company acquired all outstanding stock of Saussy Burbank, Inc. ("Saussy Burbank"), a homebuilder located in Charlotte, North Carolina, for $16.5 million in cash and assumption of liabilities of approximately $8.8 million. Saussy Burbank builds approximately 250 to 300 homes a year and has operations in the greater Charlotte, Raleigh and Asheville market areas. Saussy Burbank's operations are included in community residential real estate operations since acquisition.

THREE MONTHS ENDED JUNE 30

         Real estate sales totaled $30.8 million with related costs of sales of $20.9 million during the second quarter of 2000 as compared to sales of $25.7 million in 1999 with related cost of sales of $14.8 million. During the second quarter of 2000, 25 lots and multi-family unit sales at WaterColor closed generating pre-tax gain of $5.7 million. Revenues from these sales totaled $8.5 million with related cost of sales of $2.8 million. At the Retreat, the final two lots were sold during the second quarter of 2000 for sales of $0.7 million, thus all of this resort community's 90 lots will have been sold at an average price of approximately $419,000. In the second quarter of 1999, sales at the Retreat amounted to $11.5 million. Sales this quarter at James Island in northeast Florida totaled $6.3 million on closings of 22 units at an average price of approximately $286,000. Related cost of sales at James Island were $5.5 million. In 1999, James Island had sales of $0.3 million in the second quarter. Other sales this quarter included housing and lots in the Summerwood, Woodrun, and Camp Creek Point developments in west Florida totaling in the aggregate $1.3 million and at Driftwood and SouthWood in the Tallahassee, Florida area of $1.1 million. Related cost of sales for these developments totaled $1.5 million in 2000. In 1999, these other developments had sales aggregating $2.5 million. In the second quarter of 1999, cost of sales for all Florida residential community development (the Retreat, James Island, Summerwood, Woodrun, and Camp Creek) totaled $4.2 million. Saussy Burbank, acquired in April 1999, contributed revenues in the second quarter of 2000 from homebuilding totaling $12.9 million with related cost of sales of $11.1 million on closing of 64 units at an average price of approximately $201,000 as compared to the second quarter of 1999 when Saussy Burbank had sales of $11.4 million with cost of sales of $10.6 million. Other revenues from management fees and rental income totaled $0.4 million with related costs of $0.6 million in the second quarter of 2000 as compared to $0.3 million in revenues and $0.6 in related costs in 1999. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $4.7 million during the second quarter of 2000 as compared to $4.0 million in 1999.

         Income from the Company's investment in Arvida/JMB was $4.0 million for the second quarter of 2000, as compared to $2.6 million in 1999. During the second quarter of 2000, the Company also had income from other joint ventures of $0.2 million as compared to $0.3 million in 1999.

SIX MONTHS ENDED JUNE 30

         Real estate sales totaled $54.7 million with related costs of sales of $39.7 million during the first six months of 2000 as compared to sales of $27.3 million in 1999 with related cost of sales of $15.7 million. During the first six months of 2000, 25 lots and multi-family unit sales at WaterColor closed generating pre-tax gain of $5.7 million. Revenues from these sales totaled $8.5 million with related cost of sales of $2.8 million. At the Retreat, the final eight lots were sold during the first six months of 2000 for a sales of $3.2 million with related cost of sales of $0.4 million. In the first six months of 1999, sales at the Retreat amounted to $11.5 million. Sales for the first six months of 2000 at James Island in northeast Florida totaled $12.9 million on closings of 45 units at an average price of approximately $287,000. Related cost of sales at James Island were $11.5 million. In 1999, James Island had sales of $0.3 million in the first six months. Other sales during the first six months included housing and lots in the Summerwood, Woodrun, Camp Creek Point and other various developments in west Florida totaling in the aggregate $3.6 million and at Driftwood and SouthWood in the Tallahassee, Florida area of $1.5 million. Related cost of sales for these developments totaled $3.4 million. In 1999, Summerwood, Deerwood, Woodrun and Camp Creek Point had sales aggregating $4.1 million. In 1999, cost of sales for all Florida residential community development (the Retreat, James Island, Summerwood, Woodrun, and Camp Creek) totaled $5.1 million. Saussy Burbank, acquired in April 1999, contributed revenues in the first six months of 2000 from homebuilding totaling $25.0 million with related cost of sales of $21.6 million on closing of 124 units at an average price of approximately $201,000 as compared to the first six months of 1999 when Saussy Burbank had sales of $11.4 million with cost of sales of $10.6 million since its April 1999 acquisition. Other revenues from management fees and rental income totaled $0.6 million with related costs of $1.3 million in the first six months of 2000 as compared to $0.5 million in revenues and $1.0 in related costs in 1999. The community residential development operations also had other operating expenses of $8.3 million during the first six months of 2000 as compared to $7.4 million in 1999.

         Income from the Company's investment in Arvida/JMB was $7.3 million for the first six months of 2000, as compared to $6.8 million in 1999. During the first six months of 2000, the Company also had income from other joint ventures of $0.4 million compared with 0.2 million during 1999.


COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES
(In millions)


                                                         Three months ended                     Six months ended
                                                              June 30,                              June 30,
                                                     -------------------------             -------------------------

                                                      2000               1999               2000               1999
                                                     ------             ------             ------             ------
Revenues                                             $ 35.8             $ 27.4             $ 84.5              108.4
Operating expenses                                     25.2               20.2               65.5               78.4
Depreciation and amortization                           5.9                4.2               11.7                7.9
Other income (expense)                                   .2                 .1                 .2                 .1
Pretax income from continuing operations                4.9                3.1                7.5               22.2
EBITDA, gross                                          11.0                7.3               19.4               30.2
EBITDA, net                                             7.1                4.1               12.0               18.2

         Operations of the commercial real estate development and services segment include the development of St. Joe properties ("St. Joe Commercial"), development and management of the Flagler real estate portfolio, the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. ("CGI"), to develop and manage properties throughout the southeast. The Company owns 54% of FECI and Flagler is the wholly owned real estate subsidiary of FECI.

         THREE MONTHS ENDED JUNE 30

         Revenues generated from rental operations in the second quarter of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FECR owned rental properties. Revenues generated from rental operations in the second quarter of 1999 were primarily from Flagler and FECR owned rental properties. Rental revenues in the second quarter of 2000 were $16.7 million, an increase of 33% over the $12.6 million during the second quarter of 1999.

         Rental revenues generated by St. Joe Commercial owned operating properties were $1.9 million during the second quarter of 2000 compared to $0.2 million in 1999, while operating expenses relating to these revenues were $0.8 million and $0.1 million, respectively. As of June 30, 2000, St. Joe Commercial had interests in, either wholly owned or through partnerships, 12 operating buildings with 1.4 million total rentable square feet in service. Approximately
0.5 million square feet of office and industrial space is under construction as of June 30, 2000.

         Rental revenues generated by Flagler owned operating properties and FECR rental properties during the second quarter of 2000 were $14.8 million, a 19% increase over $12.4 million in 1999, resulting primarily from increases in same store revenues totaling $0.4 million and new store revenues of $2.4 million which were offset by a decrease of $0.4 million relating to properties that were sold since second quarter 1999. Operating expenses on rental revenues, excluding depreciation, increased to $5.0 million for the second quarter of 2000, from $4.0 million in 1999. As of June 30, 2000, Flagler had 51 operating buildings with 5.3 million total rentable square feet in service. Approximately 333,000 square feet of office and industrial space is under construction as of June 30, 2000. Additionally, approximately 586,000 square feet is in the predevelopment stage and Flagler is expected to commence construction on some or all of these properties during 2000.

         Operating revenues generated from Advantis totaled $17.4 million during the second quarter of 2000 compared with $14.6 million for the second quarter of 1999, an increase of 19% due primarily to increases of 32% in brokerage revenues and 13% in brokerage transactions. Advantis expenses were $16.4 million during the second quarter of 2000 compared with $14.1 million in 1999. The increase in gross profits is also primarily due to the increase in brokerage activity. Advantis' expenses include commissions paid to brokers, property management expenses and construction costs.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $1.7 million to the commercial real estate segment's revenues during the second quarter of 2000 compared to $0.2 million in 1999. The second quarter 2000 earnings were comprised primarily from $1.7 million contributed by land sales in 2000 from the Company's investment in Deerfield Park, LLC, located in Atlanta, Georgia which did not occur during the second quarter of 1999.

         General and administrative expenses for the commercial group, which are included in operating expenses, increased $1.0 million, or 50% to $3.0 million for the second quarter of 2000 from $2.0 million in the second quarter of 1999. Of total general and administrative expenses for the second quarter of 2000, $1.5 million are St. Joe Commercial related and $1.5 million are related to Flagler. For 1999, St. Joe Commercial related expenses were $0.6 million and $1.4 million were related to Flagler. Other operating expenses for the second quarter of 2000 include the $16.4 million of Advantis expenses and the $5.8 million in costs related to rental revenues.

         Depreciation and amortization increased by $1.7 million to $5.9 million and is attributable to additional depreciation on operating properties. Of the $1.7 million increase in depreciation, $1.4 million was from Flagler operating properties and $0.3 million was from St. Joe Commercial related operating properties.

         Net EBITDA totaled $7.1 million for the second quarter of 2000 and was comprised of $4.2 million from rental operations, $1.7 million from earnings on investments in real estate developments, and $1.2 million from Advantis. Excluding Flagler, St. Joe Commercial had Net EBITDA of $2.6 million, compared to $0.2 million in 1999.

SIX MONTHS ENDED JUNE 30

         Revenues generated from rental operations in the first six months of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FECR owned rental properties. Revenues generated from rental operations in the first six months of 1999 were from primarily Flagler and FECR owned rental properties. Rental revenues in the first six months of 2000 were $31.2 million, an increase of 20% over the $26.1 million during the first six months of 1999.

         Rental revenues generated by St. Joe Commercial owned operating properties were $3.8 million during the first six months of 2000, while operating expenses relating to these revenues were $1.3 million. St. Joe Commercial had $0.3 million of rental revenues in the first six months of 1999 with $0.1 million in operating expenses related to those revenues

         Rental revenues generated by Flagler owned operating properties and FECR rental properties during the first six months of 2000 were $27.4 million, an 8% increase over $25.8 million in 1999, resulting primarily from increases in same store revenues totaling $0.9 million and new store revenues of $3.8 million and being offset by decreases of $2.8 million in rental income relating to properties sold in the first quarter of 1999. Operating expenses on rental revenues, excluding depreciation, increased to $10.1 million for the first six months of 2000, from $8.8 million in 1999.

         Operating revenues generated from Advantis totaled $33.3 million during the first six months of 2000 compared with $28.0 million for the first six months of 1999. Advantis expenses were $33.1 million during the first six months of 2000 compared with $26.4 million in 1999. Advantis' expenses include commissions paid to brokers, property management expenses and construction costs. Gross profits were down in 2000 as compared to 1999 even though Advantis had more brokerage revenues because commissions paid as a percentage of those revenues was higher. St. Joe Commercial also had management fees earned of $0.8 million in 1999.

         In the first six months of 2000, St. Joe Commercial sold the Homeside Lending Building for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain.

         In the first six months of 2000, Flagler sold real estate properties for gross proceeds of $2.2 million with cost of sales of $0.4 million. In 1999 Flagler had revenues of $50.4 million which were from the sale of two industrial parks, Gran Park at McCahill and Gran Park at Lewis Terminals which resulted in a pre-tax gain of $10.4 million ($5.6 million, net of the effect of FECI's minority interest). Total costs of these 1999 sales totaled $39.1 million. The two industrial parks sold in 1999 consisted of 10 buildings with
1.2 million square feet.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $1.8 million to the commercial real estate segment's revenues during the first six months of 2000 compared to $3.1 million in 1999. The first six months earnings were comprised primarily from $1.7 million and $2.7 million contributed by 2000 and 1999 land sales, respectively from the Company's investment in Deerfield Park, LLC, located in Atlanta, Georgia.

         General and administrative expenses for the commercial group, which are included in operating expenses, increased $2.2 million to $6.2 million for the first six months of 2000 from $4.0 million in the first six months of 1999. Of total general and administrative expenses for the first six months of 2000, $3.2 million are St. Joe Commercial related and $3.1 million are related to Flagler. For 1999, St. Joe Commercial related expenses were $1.9 million and $2.1 million were related to Flagler. The increase at St. Joe Commercial is primarily due to increased salaries and benefits charges. The increase in expenses at Flagler is primarily due to transition costs associated with Flagler's new management team. Other operating expenses for the first six months of 2000 include the $33.1 million of Advantis expenses, the $14.8 million in cost of sales, and the $11.4 million in costs related to rental revenues.

         Depreciation and amortization increased by $3.8 million to $11.7 million and is attributable to goodwill amortization of $0.3 million as a result of acquisitions completed by Advantis in 1999 and additional depreciation on operating properties of $3.5 million. Of the $3.5 million increase in depreciation, $2.6 million was from Flagler operating buildings and $0.9 million was from St. Joe Commercial related operating properties.

         Net EBITDA totaled $12.0 million for the first six months of 2000 and was comprised of $1.5 million from sales of real estate, $8.0 million from rental operations, $1.8 million from earnings on investments in real estate developments, and $0.7 million from Advantis. Excluding Flagler, St. Joe Commercial had Net EBITDA of $1.7 million, compared to $3.9 million in 1999. Net EBITDA in the first six months of 1999 included the $2.8 million contribution from the Company's equity investment in Deerfield Park, LLC which contributed $1.7 million in 2000.


LAND SALES
(In millions)

                                                         Three months ended                     Six months ended
                                                              June 30,                              June 30,
                                                     -----------------------               -----------------------

                                                      2000              1999                2000              1999
                                                     ------             ----               ------             ----
Revenues                                             $ 17.5              --                $ 37.4              --
Operating expenses                                      2.8              --                   4.9              --
Depreciation and amortization                            --              --                    --              --
Other income (expense)                                   .2              --                    .3              --
Pretax income from continuing operations               14.9              --                  32.8              --
EBITDA, net                                            14.9              --                  32.8              --

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

THREE MONTHS ENDED JUNE 30

         During the second quarter of 2000, the land sales division had revenues of $17.5 million and a total gain of approximately $15.3 million, which represented sales of 7,914 acres at an average price of $2,211 per acre. This amount included a sale of one parcel of 4,094 acres for a total gain of approximately $10.1 million.

SIX MONTHS ENDED JUNE 30

         During the first six months of 2000, the land sales division had revenues of $37.4 million and a total gain of approximately $33.5 million, which represented sales of 16,686 acres at an average price of $2,241 per acre. This amount included the first quarter sale of approximately 3,620 acres for approximately $3,200 per acre, in Capps, near Tallahassee, Florida.

FORESTRY
(In millions)


                                                         Three months ended                     Six months ended
                                                              June 30,                              June 30,
                                                     -------------------------             -------------------------

                                                      2000               1999               2000               1999
                                                     ------             ------             ------             ------
Revenues                                             $  7.9             $  7.1             $ 19.7             $ 14.1
Operating expenses                                      5.0                4.5               10.6                8.7
Depreciation and amortization                            .7                 .6                1.5                1.2
Other income (expense)                                   .7                 .8                1.4                1.4
Pretax income from continuing operations                2.8                2.8                9.0                5.6
EBITDA, net                                             3.5                3.4               10.4                6.7

THREE MONTHS ENDED JUNE 30

         Total revenues for the forestry segment increased $0.8 million, or 11% in the second quarter of 2000 compared to 1999 due to an increase in timber sales. Total sales to Florida Coast Paper Company, L.L.C. ("FCP"), the Company's major pulpwood customer, were $3.9 million (159,000 tons) in 2000 as compared to $5.0 million (171,000 tons) in 1999. In August of 1998 the FCP mill in Port St. Joe was shutdown. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood from the FCP mill in Port St. Joe to another mill in Panama City, Florida, thus sales of pulpwood resumed in November of 1998 and continued through June 30, 2000 and there was no significant loss in volume of sales. Effective July 1, 2000, a new fiber agreement with Jefferson Smurfit (U.S.), also known as Smurfit-Stone Container Corporation went into effect. The agreement is for twelve years and it requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. 311,870 acres are encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold. Sales to other customers increased to $4.0 million (153,000 tons) in the second quarter of 2000 from $1.9 million (86,000 tons) a year ago. The increase in sales to other customers is the result of price and local demand increasing for solid wood products in 2000. Revenues also include bulk land sales of $0.2 million during the second quarter of 1999; none in 2000.

         Operating expenses for the second quarter of 2000 increased $0.5 million, or 11% compared to 1999 due to higher harvest volumes. Cost of sales were $4.7 million in 2000 as compared to $4.1 million in 1999. Other operating expenses were $0.3 million in 2000 decreasing from $0.4 million in 1999.

SIX MONTHS ENDED JUNE 30

         Total revenues for the six months ended June 30, 2000 increased $5.6 million, or 40%, compared to the first six months of 2000, primarily from timber sales. Sales to FCP were $8.7 million (347,000 tons) in 2000 as compared to $9.3 million (311,000 tons) in 1999. Sales to other customers increased to $10.2 million (344,000 tons) in 2000 from $4.5 million (194,000 tons) in 1999.
In the first three months of 2000, the Company conducted several lump sum bid timber sales to take advantage of favorable market conditions, which was not the case in 1999. Revenues in 2000 include bulk land sales of $0.8 million compared to $0.3 million in 1999.

         Operating expenses for the first six months of 2000 increased $1.9 million to $10.6 million. Cost of sales were $9.7 million in the first six months of 2000 as compared to $7.9 million in 1999. Cost of sales as a percentage of sales was lower in 2000 than in 1999, due to the lump sum timber sales in 2000, which do not incur cut and haul charges. Other operating expenses were $0.9 million in 2000 and $0.8 million in 1999.

TRANSPORTATION
(In millions)

                                                          Three months ended                     Six months ended
                                                               June 30,                              June 30,
                                                     ---------------------------            --------------------------

                                                      2000                1999               2000               1999
                                                     -------             -------            -------            -------
Revenues                                             $  51.1             $  51.4            $ 103.0            $  99.3
Operating expenses                                      39.1                46.3               76.9               81.7
Depreciation and amortization                            5.3                 4.9               10.3                9.7
Other income (expense)                                   (.5)                 .2                1.9                 .2
Pretax income from continuing operations                 6.2                  .4               17.7                8.1
EBITDA, gross                                           12.0                 5.2               28.6               17.9
EBITDA, net                                              6.4                 2.8               15.6                9.4

THREE MONTHS ENDED JUNE 30,

         The transportation segment includes the railway, trucking and telecom operations of FECI. Total FECI transportation operating revenues increased to $50.5 million, or 2% for the second quarter of 2000 as compared to $49.6 million for the second quarter of 1999. Transportation revenues were fairly stagnant increasing $0.1 million to $48.5 million in the second quarter of 2000 from $48.4 million in 1999. Increases in aggregate traffic of 2%, automotive traffic of 4%, and all other carload traffic of 3% were offset by a decrease in intermodal traffic of 5% during the second quarter of 2000 compared to the same period of 1999. Transportation revenues for 2000 also included $2.0 million in revenues from FECI's telecommunications division compared with $1.2 million in 1999.

         FECR's operating expenses decreased to $38.4 million, or 14% in the second quarter of 2000 from $44.5 million in 1999, primarily due to the $8.2 million in special charges that FECR took in the second quarter of 1999 relating to a reorganization and workforce reduction in its railway operations. The railway has made additional changes which have increased savings in other areas as well. Operating expenses also include $3.2 million in charges relating to FECI's telecommunication division in 2000 as compared to $0.7 million in 2000

         Apalachicola Northern Railroad Company ("ANRR") operating revenues decreased $1.2 million to $0.6 million in 2000 as compared to 1999. Up until early in the second quarter of 2000, included in revenues recorded by ANRR were contractual payments from Seminole Electric Cooperative, Inc. ("Seminole"). Seminole halted shipments of coal in January 1999. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

         ANRR's operating expenses decreased $1.0 million to $0.7 million in the second quarter of 2000 as compared to $1.8 in the second quarter of 1999, commensurate with the loss in traffic.

SIX MONTHS ENDED JUNE 30

         The transportation segment includes the railway, trucking and telecom operations of FECI. Total FECI transportation operating revenues increased to $101.2 million, or 5% for the first six months of 2000 as compared to $96.4 million for the first six months of 1999. Transportation revenues for 2000 included $4.5 million in revenues from FECI's telecommunications division compared with $2.2 million in 1999.

         FECR's operating expenses decreased to $75.5 million, or 3% in the first six months of 2000 from $78.1 million in 1999, primarily due to the special charges that FECR took in the first six months of 1999 mentioned above. Operating expenses also include $5.4 million in charges relating to FECI's telecommunication division in 2000 as compared to $0.7 million in 2000

         ANRR's operating revenues decreased $1.1 million to $1.8 million in 2000 as compared to 1999. Up until early in the second quarter of 2000, included in revenues recorded by ANRR were contractual payments from Seminole Electric Cooperative, Inc. ("Seminole"). Seminole halted shipments of coal in January 1999 but were required to continue making contractual payments to ANRR. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

         ANRR's operating expenses decreased $2.2 million to $1.4 million in the first six months of 2000 as compared to $3.6 in the first six months of 1999, commensurate with the loss in traffic.

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

         For the period ended June 30, 2000, cash provided by operations was $6.9 million. Included in cash flows from operations were expenditures of $55.4 million relating to its community residential development segment. The Company also obtained a $200 million line of credit, of which it has drawn $90.0 million as of June 30, 2000. Capital expenditures, other than community residential development expenditures, during the first quarter of 2000 were $141.9 million consisting of building acquisitions, real estate development and FECI transportation and telecom expenditures.

         The $200 million credit facility has an initial term of 2 years. This facility will be available for general corporate purposes, including repurchases of the Company's outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has not yet determined the impact of FAS 133 on its financial statements but does not believe it will materially effect its financial statements.

         Management believes that its financial condition is strong and that its cash, investments, other liquid assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses including the continued investment in real estate developments.

ITEM 7A. MARKET RISK

         The Company's primary market risk exposure is interest rate risk primarily related to the Company's investment portfolio and its long-term debt. This portfolio is materially comprised of fixed rate municipal securities with active secondary or resale markets to ensure portfolio liquidity and commercial paper. In March 2000, the Company entered into a senior unsecured revolving credit facility for up to $200.0 million, which matures in March of 2002, with $90 million outstanding as of June 30, 2000. This debt accrues interest at different rates based on timing of the loan and the Company's preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate ("LIBOR") plus a LIBOR margin in effect at the time of the loan. This loan subjects the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.01    Financial Data Schedule (for SEC use only)

         99.01    Supplemental Calculation of Selected Consolidated Financial
                  Data

(b)      Reports on Form 8-K

         Item 5 - Other Events - May 18, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   The St Joe Company


Date: August 14, 2000              /s/ Peter S. Rummell
                                   --------------------------------------------
                                   Peter S. Rummell
                                   Chairman of the Board and
                                   Chief Executive Officer


Date: August 14, 2000              /s/ Kevin M. Twomey
                                   --------------------------------------------
                                   Kevin M. Twomey
                                   President, Chief Operating Officer, and
                                   Chief Financial Officer


Date: August 14, 2000              /s/ Janna L. Connolly
                                   --------------------------------------------
                                   Janna L. Connolly
                                   Vice President, Controller
                                   (Chief Accounting Officer)