Form 10-Q
period 2000-09-30
ST JOE CO
filed 2000-11-13
CIK 745308

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2000, there were 84,876,001 shares of common stock, no par value, issued and outstanding, with an additional 6,821,810 shares issued and held in treasury.

                              THE ST. JOE COMPANY
                                     INDEX


                                                                       Page No.

PART I Financial Information:

         Consolidated Balance Sheets-
         September 30, 2000 and December 31, 1999                        3

         Consolidated Statements of Income-
         Three months and nine months ended
         September 30, 2000 and 1999                                     4


         Consolidated Statements of Cash Flows-
         Nine months ended September 30, 2000 and 1999                   5

         Notes to Consolidated Financial Statements                      6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                          10

PART II   Other Information

         Pro Forma Financial Statements                                 23

         Exhibits and Reports on Form 8-K                               27

                              THE ST. JOE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)


                                                          September 30,       December 31,
                                                               2000              1999
                                                          -------------       -----------
                                                           (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                               $    63,739         $    71,987
  Short-term investments                                       50,506              69,174
  Accounts receivable                                          49,566              38,805
  Inventory                                                     4,467               6,360
  Other assets                                                 11,886              11,158
                                                          -----------         -----------
    Total current assets                                      180,164             197,484
                                                          -----------         -----------

Investments & other assets:
  Marketable securities                                       121,135             188,884
  Prepaid pension asset                                        70,171              63,771
  Other assets                                                 25,246              20,867
  Investment in unconsolidated affiliates                      88,028              80,652
  Goodwill                                                    135,946             138,392
  Net assets of discontinued operations                            --                 215
                                                          -----------         -----------
    Total investments and other assets                        440,526             492,781
                                                          -----------         -----------

Investment in real estate                                     878,267             746,933
Property, plant & equipment, net                              491,753             384,429

                                                          -----------         -----------
Total assets                                              $ 1,990,710         $ 1,821,627
                                                          ===========         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $    51,645         $    45,697
  Accrued liabilities                                          79,374              54,641
  Current portion of long-term debt                            31,373              31,250
                                                          -----------         -----------
    Total current liabilities                                 162,392             131,588

Other liabilities                                              25,305              17,705
Deferred income taxes                                         284,529             278,513
Long-term debt                                                232,430             115,974
Minority interest in consolidated subsidiaries                344,109             336,993
                                                          -----------         -----------
    Total liabilities                                       1,048,765             880,773



Stockholders' equity:
  Common stock, no par value; 180,000,000 shares
    authorized; 91,697,811 shares issued                       13,170              13,170
  Retained earnings                                         1,014,411             961,819
  Accumulated other comprehensive income                       73,729              90,597
  Restricted stock deferred compensation                       (2,512)             (3,564)
  Treasury stock, at cost, 6,821,810 and 5,265,827
    shares respectively                                      (156,853)           (121,168)
                                                          -----------         -----------
    Total stockholders' equity                                941,945             940,854

                                                          -----------         -----------
Total liabilities and stockholders' equity                $ 1,990,710         $ 1,821,627
                                                          ===========         ===========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                    Three Months                     Nine Months
                                                                  Ended September 30              Ended September 30
                                                              -------------------------       -------------------------
                                                                 2000           1999            2000            1999
                                                              ---------       ---------       ---------       ---------

Operating revenues                                            $ 231,438       $ 181,483       $ 664,482       $ 533,599
                                                              ---------       ---------       ---------       ---------

Expenses:
  Operating expenses                                            170,105         140,871         494,282         426,395
  Corporate expense, net                                          5,833           4,250          17,511          11,278
  Depreciation and amortization                                  18,659          13,129          47,095          35,234
                                                              ---------       ---------       ---------       ---------
      Total expenses                                            194,597         158,250         558,888         472,907
                                                              ---------       ---------       ---------       ---------

      Operating profit                                           36,841          23,233         105,594          60,692
                                                              ---------       ---------       ---------       ---------

Other income (expense):
  Investment income                                               3,422           3,523          11,559          11,227
  Interest expense                                               (3,708)           (464)         (8,649)         (1,765)
  Other, net                                                      2,805           9,695           6,146          12,997
                                                              ---------       ---------       ---------       ---------
      Total other income                                          2,519          12,754           9,056          22,459
                                                              ---------       ---------       ---------       ---------

Income from continuing operations before income taxes
  and minority interest                                          39,360          35,987         114,650          83,151

Income tax expense                                               16,674          17,854          46,050          10,540
Minority interest                                                 1,058           3,731           9,386          12,798
                                                              ---------       ---------       ---------       ---------

Income from continuing operations                                21,628          14,402          59,214          59,813

Income from discontinued operations:
  Earnings from discontinued operations, net of income
    taxes of $331 and $3,222, respectively                           --             527              --           5,131
  Gain on sale of discontinued operations, net of income
    taxes of $29,031                                                 --              --              --          42,800
                                                              ---------       ---------       ---------       ---------

      Net income                                              $  21,628       $  14,929       $  59,214       $ 107,744
                                                              =========       =========       =========       =========

EARNINGS PER SHARE
Basic:
  Income from continuing operations                           $    0.25       $    0.17       $    0.70       $    0.68
  Earnings from discontinued operations                              --            0.01              --            0.06
  Gain on sale of discontinued operations                            --              --              --            0.49
                                                              ---------       ---------       ---------       ---------

      Net income                                              $    0.25       $    0.18       $    0.70       $    1.23
                                                              =========       =========       =========       =========

Diluted:
  Income from continuing operations                           $    0.25       $    0.16       $    0.68       $    0.67
  Earnings from discontinued operations                              --            0.01              --            0.06
  Gain on sale of discontinued operations                            --              --              --            0.48
                                                              ---------       ---------       ---------       ---------

      Net income                                              $    0.25       $    0.17       $    0.68       $    1.21
                                                              =========       =========       =========       =========

                 See notes to consolidated financial statements.

                              THE ST. JOE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                   Nine Months
                                                                                Ended September 30
                                                                           ---------------------------
                                                                              2000             1999
                                                                           ---------         ---------
Cash flows from operating activities:
  Net income                                                               $  59,214         $ 107,744
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             47,095            35,234
    Imputed interest on long-term debt                                         6,883                --
    Minority interest                                                          9,386            12,798
    Deferred income tax expense (benefit)                                     17,679           (15,331)
    Equity in income of unconsolidated affiliates                            (12,980)           (9,308)
    Gain on sales of property and investments                                (37,101)          (32,707)
    Gain on sale of discontinued operations, net of taxes                         --           (42,800)
    Purchases and maturities of trading investments, net                      24,886           (12,416)
    Cost of community residential properties sold                             25,778            12,047
    Expenditures for community residential properties                        (99,952)          (50,881)
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (10,761)            2,279
      Inventory                                                                1,893             3,453
      Prepaid pension and other assets                                       (18,505)          (14,936)
      Accounts payable, accrued liabilities, reserves and
        other liabilities                                                     43,030             2,121
      Discontinued operations                                                    215            23,343
                                                                           ---------         ---------
Net cash provided by operating activities                                     56,760            20,640

Cash flows from investing activities:
  Purchases of property, plant and equipment                                (122,361)         (145,655)
  Purchases of and development of investments in real estate                (119,428)          (24,193)
  Purchases of available-for-sale investments                                 (7,323)          (45,926)
  Investments in joint ventures and purchase business acquisitions,
    net of cash received                                                     (10,479)          (31,431)
  Proceeds from sale of discontinued operations                                   --           150,682
  Maturities and redemptions of available-for-sale investments                40,404           101,740
  Proceeds from dispositions of assets                                        71,903            73,069
  Distributions from unconsolidated affiliates                                18,213            23,134
                                                                           ---------         ---------
Net cash (used in) provided by investing activities                         (129,071)          101,420

Cash flows from financing activities:
  Proceeds from long-term debt, net of repayments                            108,936            (4,197)
  Proceeds from exercise of stock options and stock purchase plan              8,367                --
  Dividends paid to stockholders                                              (6,817)           (1,765)
  Dividends paid to minority interest                                         (1,519)           (1,254)
  Treasury stock purchased                                                   (44,904)          (53,447)
                                                                           ---------         ---------
Net cash provided (used) by financing activities                              64,063           (60,663)

Net (decrease) increase in cash and cash equivalents                          (8,248)           61,397
Cash and cash equivalents at beginning of period                              71,987            39,108
                                                                           ---------         ---------
Cash and cash equivalents at end of period                                 $  63,739         $ 100,505
                                                                           =========         =========

Supplemental disclosure of cash flow information:
    Interest paid                                                          $   4,019         $   2,028
                                                                           =========         =========
    Income taxes paid                                                      $  30,110         $  27,822
                                                                           =========         =========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. Certain reclassifications of 1999 amounts have been made to be consistent with current period reporting.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method. In August 1998, the Company's Board of Directors authorized $150.0 million for the repurchase of the Company's outstanding common stock on the open market. During the first quarter of 2000, the Company completed this initial repurchase plan by acquiring 1,067,911 shares, for a total of 6,485,311 shares repurchased under this plan. In February 2000, the Company's Board of Directors authorized an additional $150.0 million for the repurchase of the Company's outstanding stock. As of September 30, 2000, the Company had repurchased 636,955 shares under this authorization for a total of 7,122,266 shares repurchased under both repurchase plans. Weighted average basic and diluted shares, taking into consideration the options used in calculating EPS and shares repurchased for each of the periods presented are as follows:


                                Three Months Ended                       Nine Months Ended
                                   September 30,                           September 30,
                          ------------------------------          ------------------------------
                             2000                1999                2000                1999
                          ----------          ----------          ----------          ----------
         Basic            84,856,136          87,233,774          85,063,056          87,896,021
         Diluted          86,865,685          88,206,360          86,775,163          88,814,327


Comprehensive Income

         The Company's comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale. For the nine months ended September 30, 2000 and 1999, total comprehensive income was approximately $42.3 million and $106.5 million, respectively.

Supplemental Cash Flow Information

         The Company paid $4.0 million and $2.0 million for interest in the first nine months of 2000 and 1999, respectively. The Company paid $30.1 million and $27.8 million for income taxes in the first nine months of 2000 and 1999, respectively. The Company capitalized interest expense of $3.9 million and $1.7 million in the first nine months of 2000 and 1999, respectively.

         Cash flows related to community residential developments are included in operating activities on the statements of cash flows.

3.       SPIN-OFF

         On October 9, 2000 the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. ("FLA"). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed prorata to the Company's shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company's shareholders received 0.23103369 of a share of FLA.B common stock. The holders of the new class of FLA common stock will be entitled to elect 80% of the members of the Board of Directors of FLA, but the new FLA common stock will otherwise have substantially identical rights to the existing common stock. The Company will not retain any equity interest in FLA after the spin-off is completed.

         As of the closing of the transaction, various service agreements between the Company and FLA's wholly owned subsidiary Flagler Development Company ("Flagler"), formerly known as Gran Central Corporation, became effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, Flagler will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of Flagler. The terms of these agreements have been approved by both the Company's and FLA's Boards of Directors, and in the judgement of the boards, reflect arms-length terms and conditions typically found in today's marketplace.

4.       DISCONTINUED OPERATIONS

         During 1999, the Company discontinued its operations in the sugar industry and has thus reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman Sugar Corporation, ("Talisman"), the Company's sugar subsidiary, were approximately $5.2 million and $43.6 million for the three and nine month periods ended September 30, 1999. Net income, after tax, for Talisman, excluding the gain on sale of the land and farming rights, was approximately $.5 million and $5.1 million for the three and nine-month periods ended September 30, 1999. There have been no activities at Talisman in 2000.

5.       LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):


                                                                             Sept 30, 2000       December 31, 1999
                                                                             -------------       -----------------
  Minimum liability owed on sale of equity securities                          $ 120,178             $ 112,941
  Senior revolving credit agreement, unsecured                                   110,000                    --
  Revolving credit agreement, secured by restricted
     short-term investments                                                       30,064                22,741
  Notes payable to former owners of businesses acquired                            3,676                10,593
  Various secured and unsecured notes payable                                         41                 1,511
  Less: discounts on non-interest bearing notes payable                             (156)                 (562)
       Net borrowings                                                            263,803               147,224
  Less: current portion                                                           31,373                31,250
                                                                               =========             =========
       Total long-term debt                                                    $ 232,430             $ 115,974

         In March 2000, the Company entered into a senior unsecured revolving credit facility for up to $200.0 million. In September 2000, the revolving credit facility was increased to $250.0 million and matures in March of 2002. The proceeds of this debt will be used for working capital and general corporate requirements of the Company and to fund repurchases of the Company's outstanding common stock. This debt accrues interest at different rates based on timing of the loan and the Company's preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate ("LIBOR") plus a LIBOR margin in effect at the time of the loan. The agreement also subjects the Company to certain restrictive covenants including financial covenants relating to the Company's leverage position, interest coverage position and minimum net worth.

         The Company has long-term debt relating to the forward sale of its portfolio of equity securities of approximately $120.2 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains under the terms of the agreement. The balance as of September 30, 2000 includes imputed interest of approximately $6.5 million since December 31, 1999 and an amount relating to certain securities increasing beyond the 20% appreciation that the Company retains of approximately $0.8 million. This sale will ultimately settle in the fourth quarter of 2002.

         FLA has entered into a $200 million revolving credit agreement with a syndicate of financial institutions. This agreement subjects FLA to various financial covenants. No amounts were outstanding on this credit revolver as of September 30, 2000.

6.       SEGMENT INFORMATION

         The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and services, land sales, forestry and transportation. Intercompany transactions have been eliminated. The Company evaluates a segment's performance based on Net EBITDA. Net EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, and is net of the effects of minority interests. Net EBITDA also excludes gains from discontinued operations and gains (losses) on sales of nonoperating assets. Net EBITDA is considered a key financial measurement in the industries that the Company operates. The segment labeled other primarily consists of investment income, net of corporate general and administrative expenses. Also, included in the segment labeled other is an investment in an unconsolidated affiliate that was previously classified in the leisure and resort segment and costs related to the initial operations of the Company's newly formed hospitality development group. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows: (In millions)


                                                                                Three months                    Nine months
                                                                               ended Sept. 30                  ended Sept. 30
                                                                        -------------------------         -------------------------
                                                                          2000             1999             2000             1999
                                                                        --------         --------         --------         --------

Total Revenues:
  Residential real estate services                                      $   68.6         $   57.2         $  193.3         $  154.3
  Community residential development                                         41.4             34.8            104.4             69.2
  Commercial real estate development and services                           37.3             31.9            121.8            140.3
  Land sales                                                                26.6               --             64.1               --
  Forestry                                                                   7.8              7.8             27.4             21.8
  Transportation                                                            49.1             50.4            152.1            149.7
  Other                                                                       .6             (0.6)             1.4             (1.7)
                                                                        ========         ========         ========         ========
    Total revenues                                                         231.4            181.5            664.5            533.6

Net EBITDA:
  Residential real estate services                                           6.1              5.5             15.7             10.6
  Community residential development                                         14.4             11.4             28.5             22.4
  Commercial real estate development and services                            5.8              7.4             17.9             25.6
  Land sales                                                                24.5               --             57.2
  Forestry                                                                   3.0              3.7             13.4             10.4
  Transportation                                                             2.3              9.3             17.9             18.6
  Other                                                                     (3.8)            (1.9)           (11.2)            (3.7)
                                                                        ========         ========         ========         ========
   Net EBITDA                                                               52.3             35.4            139.4             83.9

Adjustments to reconcile to income from continuing operations:
  Depreciation and amortization                                            (18.7)           (13.1)           (47.1)           (35.2)
  Other income                                                               1.2              3.7              1.7              3.9
  Interest expense                                                          (4.1)            (0.5)            (9.3)            (1.8)
  Income tax expense                                                       (16.7)           (17.9)           (46.1)           (10.5)
  Minority interest                                                          7.6              6.8             20.6             19.5
                                                                        ========         ========         ========         ========
    Income from continuing operations                                   $   21.6         $   14.4         $   59.2         $   59.8


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

         The Company is jointly and severally liable as guarantor on six credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $148.6 million; the amount outstanding at September 30, 2000 totaled $100.8 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, the Company has made and will make "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report, including in the MD&A section, contains forward-looking statements. The Company may also make forward-looking statements in our other documents filed with the SEC and in other written materials. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its other documents filed with the SEC and in other written materials. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. In particular, discussions regarding the size and number of commercial buildings, residential units, development timetables, development approvals and the ability to obtain approvals, anticipated price ranges of developments, the number of units that can be supported upon full build-out of development, and the absorption rate and expected gain on land sales are forward-looking statements. Additional risk factors that may cause actual results to differ materially from those expressed in forward looking statements in this Form 10-Q are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission. In addition, the anticipated benefits of the recapitalization, the exchange and the spin-off of the Company's interest in Florida East Coast Industries, ("FLA") may be affected by (1) general economic conditions; (2) economic developments that have a particularly adverse effect on the Company or FLA and; (3) conditions in the securities markets on which the Company's and FLA's securities trade. Such statements are based on current expectations and are subject to certain risks discussed in this report and in our other periodic reports filed with the SEC. Other factors besides those listed in this report or discussed in the Company's other reports to the SEC could also adversely affect the Company's results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.


OVERVIEW

         The St. Joe Company is principally a real estate operating company which conducts primarily all of its business in residential real estate services, community residential development, commercial real estate development and services, and land sales. The Company also has significant interests in timber. In October 2000, the Company completed the spin-off of FLA, which was primarily included in the transportation and commercial real estate development segments. In late 1999, the Company also started a hospitality development group that will offer fee-based development services for hospitality real estate projects including hotels, resorts, and timeshare facilities. During the fourth quarter of 1998, the Company discontinued its sugar operations line of business for accounting purposes and all sugar operations ceased by the fourth quarter of 1999.

         Management believes that the Company has a strategy in place for disposition of its non-strategic assets and has begun to execute its long term strategies, particularly in developing its vast holdings in Northwest Florida and elsewhere in the State of Florida by receiving DRI (primary discretionary land use approval for large scale projects in Florida) or county approvals for WaterColor in Northwest Florida, SouthWood in Tallahassee, St. John's Golf and Country Club in St. John's County and Victoria Park near Orlando. Management believes that the Company is now in position to execute and deliver their long-term plan with regards to these developments and the growth of its other real estate businesses.

DISCONTINUED OPERATIONS

         During 1999, the Company discontinued its operations in the sugar industry and has thus reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman Sugar Corporation, ("Talisman"), the Company's sugar subsidiary, were approximately $5.2 million and $43.6 million for the three and nine month periods ended September 30, 1999. Net income, after tax, for Talisman, excluding the gain on sale of the land and farming rights, was approximately $.5 million and $5.1 million for the three and nine month periods ended September 30, 1999. There have been no activities at Talisman in 2000.

RECENT EVENTS

  FLA Spin-off

         On October 9, 2000 the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. ("FLA"). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed prorata to the Company's shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company's shareholders received 0.23103369 of a share of FLA.B common stock. The holders of the new class of FLA common stock will be entitled to elect 80% of the members of the Board of Directors of FLA, but the new FLA common stock will otherwise have substantially identical rights to the existing common stock. The Company will not retain any equity interest in FLA after the spin-off is completed.

         As of the closing of the transaction, various service agreements between the Company and FLA's wholly owned subsidiary Flagler Development Company ("Flagler"), formerly known as Gran Central Corporation, became effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, Flagler will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of Flagler. The terms of these agreements have been approved by both the Company's and FLA's Boards of Directors, and in the judgement of the boards, reflect arms-length terms and conditions typically found in today's marketplace.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

THREE MONTHS ENDED SEPTEMBER 30

         Total revenues increased $49.9 million, or 27% to $231.4 million for the third quarter of 2000 as compared to $181.5 million in the third quarter of 1999. The residential real estate services segment through Arvida Realty Services ("ARS") contributed $68.6 million in the third quarter of 2000, a 20% increase over $57.2 million in the third quarter of 1999. The community residential development segment, through sales recorded at its northwest and northeast Florida residential communities and sales of homes by Saussy Burbank, Inc, ("Saussy Burbank") a homebuilder in Charlotte, North Carolina, recorded $41.4 million in the third quarter of 2000, a 19 % increase over $34.8 million in the third quarter of 1999. The commercial real estate development and services segment, through both Flagler and St. Joe Commercial, contributed $37.3 million in the third quarter of 2000, a 17% increase over $31.9 million in the third quarter of 1999. The land sales segment of the Company, started during the fourth quarter of 1999, recorded revenues of $26.7 million in the third quarter of 2000. The forestry segment reported revenues of $7.8 million during the third quarter of 2000, consistent with the third quarter of 1999. The transportation segment, primarily through its Florida East Coast Railroad ("FECR") subsidiary, recorded $49.1 million in revenues, a slight decrease from the $50.4 million recorded in 1999. Revenues of $.5 million were recorded which are not attributable to a reportable segment in 2000 as compared to a $.6 million loss recorded on a investment in an unconsolidated affiliate which was not attributable to a particular segment in 1999.

         Operating expenses totaled approximately $170.1 million, an increase of $29.2 million, or 21%, for the third quarter of 2000 as compared to $140.9 million for the third quarter of 1999. The residential real estate services segment contributed $63.1 million in costs in the third quarter of 2000, a 21% increase over the $52.0 million in costs recorded in the third quarter of 1999. The community residential development segment recorded $27.4 million in costs in the third quarter of 2000, a 16% increase over the $23.6 million recorded in 1999. The commercial real estate development and services segment contributed $25.9 million in costs recorded in the third quarter of 2000, a 23% increase over $21.1 million recorded in 1999. The land sales segment contributed $2.5 million in costs in the third quarter of 2000. The forestry segment reported costs of $5.3 million in the third quarter of 2000, a 13% increase over the $4.7 million recorded in 1999. The transportation segment costs were $45.4 million in the third quarter of 2000, a 32% increase from the $34.4 million recorded in 1999. The increase is due primarily to start-up costs in FLA's telecommunications operation as well as restructuring and other costs recorded at FECR. Operating expenses of approximately $0.5 million and $5.1 million in 2000 and 1999 were not attributable to a reportable segment. Operating expenses in 1999 included a $5.1 million non-cash charge to reserve 100% of the Company's investment in Entros, Inc., which was deemed to be impaired.

         Corporate expense increased 35% from $4.3 million to $5.8 million, primarily due to the effects of increased salary and other benefits costs as well as lower prepaid pension income. Corporate expense included prepaid pension income of $1.9 million, a decrease of $.8 million for the third quarter of 2000 as compared to the third quarter of 1999.

         Depreciation and amortization totaled $18.7 million, an increase of $5.6 million, or 43%, primarily due to a goodwill write-off of $3.1 million at FLA in connection with its restructuring charges taken this quarter.

         Other income (expense) decreased $10.3 million, or 80% to $2.5 million in the third quarter of 2000 compared to $12.8 million in 1999. The decrease primarily resulted from a pre-tax gain of $8.7 million on the sale of timberland to the state of Florida in the third quarter of 1999. Additionally, the Company recorded $3.7 million of interest expense in the third quarter of 2000, compared to $.5 million in the comparable period of 1999.

         Income tax expense on continuing operations totaled $16.7 million, an effective rate of 42%, for the third quarter of 2000 as compared to expense of $17.9 million, an effective rate of 50% for the third quarter of 1999.

         Income from discontinued operations, net of tax, related to the run-off of the sugar business totaled $.5 million for the third quarter of 1999. There were no discontinued operations in 2000.

         Net income for the third quarter of 2000 was $21.6 million or $0.25 per diluted share as compared to $14.9 million or $0.17 per diluted share for the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30

         Total revenues increased $130.9 million, or 25%, to $664.5 million for the nine months of 2000 as compared to $533.6 million in the first nine months of 1999. The residential real estate services segment contributed $193.3 million in revenues, a 25% increase over the $154.3 million recorded in 1999. The community residential development segment recorded $104.4 million in revenues during the first nine months of 2000, a 51% increase over $69.2 million recorded in 1999 due to increased sales activity in 2000. The commercial real estate development and services segment recorded revenue of $121.8 million during the first nine months of 2000, a 13% decrease from $140.3 million during the first nine months of 1999, primarily due to the sale of two industrial parks located in south Florida in the first quarter of 1999 totaling $50.4 million. The land sales segment, formed in the fourth quarter of 1999, recorded revenues of $64.1 million for the first nine months of 2000. The forestry segment reported revenues of $27.4 million during the first nine months of 2000, a 26% increase over the $21.8 million recorded in 1999. The transportation segment contributed $152.1 million in revenues during the first nine months of 2000, a 2% increase from the $149.7 million recorded in 1999. Revenues of $1.4 million were recorded that were not attributable to a reportable segment in 2000 as compared to a loss of $1.7 million that was recorded on an investment in an unconsolidated affiliate which was not attributable to a particular segment in 1999.

         Operating expenses totaled approximately $494.3 million, an increase of 16%, for the first nine months of 2000 as compared to $426.4 million for the first nine months of 1999. Residential real estate services costs were $179.3 million for the first nine months of 2000, a 24% increase over the $144.7 million recorded in 1999. The community residential development segment recorded $76.7 million in costs for the first nine months of 2000, a 62% increase over the $47.4 million recorded in 1999. The increase was primarily due to increased development in 2000 at many of the Company's residential communities in Florida and a full nine months of Saussy Burbank activity. The commercial real estate development and services segment recorded costs of $91.4 million, an 8% decrease from the $99.5 million recorded in 1999, primarily due to cost of sales of the two industrial parks located in south Florida sold in 1999. The land sales segment recorded costs of $7.4 million for the first nine months of 2000. The forestry segment reported operating expenses of $15.9 million, a 19% increase over the $13.4 million recorded in 1999. The transportation segment costs were $122.3 million, a 5% increase compared to $116.1 million. Included in 1999 transportation operating expenses were one-time charges totaling $8.2 million incurred during the second quarter of 1999. Operating expenses of $1.3 million were recorded in 2000 that were not attributable to a reportable segment. Operating expenses in 1999 included a $5.1 million non-cash charge to reserve 100% of the Company's investment in Entros, Inc.

         Corporate expense increased 55% from $11.3 million to $17.5 million, primarily associated with increased salaries and benefits costs as well as lower prepaid pension income. Corporate expense included prepaid pension income of $6.4 million, a decrease of $1.6 million for the first nine months of 2000 as compared to 1999.

         Depreciation and amortization totaled $47.1 million for the first nine months of 2000, a 34% increase over the $35.2 million recorded in 1999, primarily due to the $3.1 million goodwill write-off previously discussed as well as increased depreciation expense relating to buildings placed into service in the last two quarters of 1999 and the first two quarters of 2000.

         Other income (expense) decreased $13.4 million, or 60% in the first nine months of 2000 compared to 1999, due primarily to a pre-tax gain of $8.7 million on the sale of timberland to the state of Florida in the third quarter of 1999. Additionally, the Company recorded $8.6 million of interest expense in the third quarter of 2000, compared to $1.8 million in the comparable period of 1999.

         Income tax expense on continuing operations totaled $46.1 million for the first nine months of 2000, an effective rate of 40% as compared to expense of $10.5 million for 1999, an effective rate of 13%. During the second quarter of 1999, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. In 1996, the Company sold the majority of its paper operations, which resulted in a substantial reduction in employees. Management, at the time, determined that the over-funded status of the pension plans would probably not be realized other than by a plan termination and reversion of assets. From 1996 through the first quarter of 1999, the Company recorded deferred income tax expense on its pension surplus at the statutory rate plus a 50% excise tax that would be imposed if the company were to liquidate its pension plans and revert the assets back to the Company. In light of events occurring in 1998 and 1999, including several acquisitions, which significantly increased the number of participants in the pension plan, along with plan modifications and the Company's growth strategy, management reevaluated how the pension plan surplus could be utilized. Management believes it is now probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its 1999 second quarter operations. Income taxes on the change in pension surplus will continue to be recorded at the statutory rate in future periods.

         Income from discontinued operations for 1999 includes the $42.8 million gain, net of tax, on the sale of Talisman's land and farming rights which occurred in the first quarter of 1999. Net earnings from discontinued operations totaled $5.1 million for the first nine months of 1999.

         Net income for the first nine months of 2000 was $59.2 million or $0.68 per diluted share as compared to $107.7 million or $1.21 per diluted share for 1999. Excluding the FLA special charges of $8.2 million ($2.8 million, net of tax and minority interest), the $26.8 million deferred income tax benefit related to the pension surplus excise tax, and the $71.8 million ($42.8 net of tax) gain on sale of discontinued operations, net income for 1999 would have been $38.7 million, or $0.44 per diluted share.

RESIDENTIAL REAL ESTATE SERVICES
(In millions)


                                                     Three months ended       Nine months ended
                                                        September 30,           September 30,
                                                     ------------------       -----------------
                                                     2000          1999       2000         1999
                                                     ----          ----       ----         ----
Revenues                                             $68.6         $57.2     $193.3     $154.3
Operating expenses                                    63.1          52.0      179.3      144.7
Depreciation and amortization                          1.8           1.4        5.2        4.0
Other income (expense)                                  .7           0.1        1.3        0.4
Pretax income from continuing operations               4.2           3.9       10.1        6.0
EBITDA, net                                            6.1           5.5       15.7       10.6

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

THREE MONTHS ENDED SEPTEMBER 30

         Residential real estate services revenues were $68.6 million for the third quarter of 2000, a 20% increase over $57.2 million for the third quarter of 1999. Realty brokerage revenues in the third quarter of 2000 were attributable to 9,429 closed units as compared to 8,808 closed units in 1999. The average home sales price for the third quarter of 2000 increased to $215,000 as compared to $190,000 for the third quarter of 1999.

         Operating expenses were $63.1 million for the third quarter of 2000, a 21% increase over $52.0 million during the third quarter of 1999 and represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations.

NINE MONTHS ENDED SEPTEMBER 30

         Residential real estate services revenues were $193.3 million for the first nine months of 2000, a 25% increase over $154.3 million for the first nine months of 1999. Realty brokerage revenues in the first nine months of 2000 were attributable to 26,816 closed units as compared to 23,857 closed units in 1999. The average home sales price for the first nine months of 2000 increased to $211,000 as compared to $186,000 for the first nine months of 1999.

         Operating expenses were $179.3 million for the first nine months of 2000, a 24% increase over $144.7 million during the first nine months of 1999 and represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operations.

COMMUNITY RESIDENTIAL DEVELOPMENT
(In millions)


                                                     Three months ended     Nine months ended
                                                        September 30,         September 30,
                                                     ------------------     ------------------
                                                     2000        1999        2000        1999
                                                     ----        ----        ----        ----
 Revenues                                            $41.4       $34.8      $104.4        $69.2
 Operating expenses                                   27.4        23.6        76.7         47.4
 Depreciation and amortization                          .1        (0.2)        0.1         (1.0)
 Other income (expense)                                 .2        (0.1)         .4         (0.2)
 Pretax income from continuing operations             14.1        11.3        28.0         22.6
 EBITDA, gross                                        14.4        11.2        28.6         21.8
 EBITDA, net                                          14.4        11.4        28.5         22.4

         The Company's community residential development operations currently consist of community development through its residential development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB") and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded on the equity method of accounting for investments. These two partnerships manage a total of 27 communities in various stages of planning and development primarily focused in northwest, northeast and central Florida.

         WaterColor, a coastal resort community in Walton County, Florida began sales in April of this year. Lot sales and multi-family home closings are currently occurring. In addition, the first premium Gulf-front condominium units were released for sale in the third quarter. Contracts for all 22 of the residences, which totaled approximately $27 million, were accepted on the release's opening day. These units will average over 3,000 square feet and will be priced at more than $1 million each. Construction is underway and closings are expected to begin in mid-2001. WaterColor will eventually be a 1,140 unit beachfront resort and residential community. The beach club and the 60-room beachfront WaterColor Inn are also under construction.

         Approximately three miles east of WaterColor on about a mile of beachfront property, WaterSound is being planned as an exclusive and secluded beachfront community. Responding to market demand, the first phase master plan and mix of product at WaterSound is being revised to include more residential lots. WaterSound is expected to begin contributing to earnings modestly in the first half of 2001. Construction is nearing completion on the 18-hole golf course adjacent to WaterSound.

         During the third quarter of 2000, development of the first phase of SouthWood, consisting of 134 single-family homes and 60 townhomes began. SouthWood will eventually have more than 4,700 homes, a town center, including retail shops, professional offices and restaurants, as well as a signature golf course. Earnings are expected to commence in the second quarter of 2001.

         Also in the third quarter of 2000, infrastructure construction began at Victoria Park, near Orlando and development also began at St. Johns Golf and Country Club in St. Johns County, Florida. Also in St. Johns County, contracts have been received for the first 12 riverfront lots at RiverTown. These contracts are expected to close in the fourth quarter of 2000.

         In April 1999, the Company acquired all outstanding stock of Saussy Burbank, for $16.5 million in cash and assumption of liabilities of approximately $8.8 million. Saussy Burbank builds approximately 250 to 300 homes a year and has operations in the greater Charlotte, Raleigh and Asheville market areas. Saussy Burbank's operations are included in community residential real estate operations since acquisition.

THREE MONTHS ENDED SEPTEMBER 30

         Real estate sales totaled $37.5 million with related costs of sales of $21.9 million during the third quarter of 2000 as compared to sales of $30.3 million in 1999 with related cost of sales of $18.8 million. During the third quarter of 2000, 32 lots and multi-family unit sales at WaterColor closed. Revenues from these sales totaled $11.5 million with related cost of sales of $5.3 million. The lots closed at WaterColor had an average sales price of approximately $311,000, while the condominium residences averaged approximately $390,000. Sales this quarter at James Island in northeast Florida totaled $5.5 million on closings of 19 units at an average price of approximately $289,000. Related cost of sales at James Island were $5.1 million. In 1999, James Island had sales of $4.2 million in the third quarter. Other sales this quarter included land sales in northwest Florida totaling $5.9 million with costs of sales of $.2 million, housing and lots in the Summerwood and Woodrun developments in west Florida totaling in the aggregate $1.7 million, and at Driftwood in the Tallahassee, Florida area of $1.0 million. Related cost of sales for these developments totaled $1.7 million in 2000. In the third quarter of 1999, sales at the Retreat amounted to $11.6 million with related cost of sales of $2.8 million. Other sales in the third quarter of 1999 included housing and lots in the Summerwood, Woodrun, Camp Creek Point developments totaling $1.7 million, with related cost of sales of $.9 million. Saussy Burbank, acquired in April 1999, contributed revenues in the third quarter of 2000 from homebuilding totaling $11.7 million with related cost of sales of $10.3 million on closing of 57 units at an average price of approximately $205,000 as compared to the third quarter of 1999 when Saussy Burbank had sales of $12.9 million with cost of sales of $12.6 million.

         Other revenues from management fees and rental income totaled $.4 million with related costs of $.6 million in the third quarter of 2000 as compared to $.5 million in revenues and $.7 in related costs in 1999. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $4.9 million during the third quarter of 2000 as compared to $4.1 million in 1999.

         Income from the Company's investment in Arvida/JMB was $3.2 million for the third quarter of 2000, as compared to $3.8 million in 1999. During the third quarter of 2000, the Company also had income from other joint ventures of $.3 million as compared to $.2 million in 1999.

NINE MONTHS ENDED SEPTEMBER 30

         Real estate sales totaled $92.2 million with related costs of sales of $61.5 million during the first nine months of 2000 as compared to sales of $57.8 million in 1999 with related cost of sales of $34.3 million. During the first nine months of 2000, 57 lots and multi-family unit sales at WaterColor closed generating pre-tax gain of $11.0 million. Revenues from these sales totaled $20.0 million with related cost of sales of $9.0 million. At the Retreat, the final eight lots were sold during the first half of 2000 for sales of $3.2 million with related cost of sales of $.2 million. In the first nine months of 1999, sales at the Retreat amounted to $23.1 million. Sales for the first nine months of 2000 at James Island in northeast Florida totaled $18.4 million on closings of 64 units at an average price of approximately $288,000. Related cost of sales at James Island were $16.7 million. In the first nine months of 1999, James Island had sales of $4.4 million with cost of sales of $4.0 million. Other sales during the first nine months included land in west Florida totaling $6.0 million with cost of sales of $.2 million, housing and lots in the Summerwood, Woodrun, Camp Creek Point and other various developments in west Florida totaling in the aggregate $5.5 million and at Driftwood and SouthWood in the Tallahassee, Florida area of $2.5 million. Related cost of sales for these developments totaled $3.5 million . In 1999, Summerwood, Deerwood, Woodrun and Camp Creek Point had sales aggregating $5.9 million with cost of sales for these developments totaling $2.7 million. Saussy Burbank contributed revenues in the first nine months of 2000 of $36.7 million with related cost of sales of $31.9 million on closing of 181 units at an average price of approximately $203,000. For the prior period, Saussy Burbank had sales of $24.5 million with cost of sales of $22.5 million from the date of acquisition.

         Other revenues from management fees and rental income totaled $1.1 million with related costs of $1.9 million in the first nine months of 2000 as compared to $.5 million in revenues and $1.7 million in related costs in 1999. The community residential development operations also had other operating expenses of $13.3 million during the first nine months of 2000 as compared to $11.4 million in 1999.

         Income from the Company's investment in Arvida/JMB was $10.4 million for the first nine months of 2000, as compared to $10.7 million in 1999. During the first nine months of 2000, the Company also had income from other joint ventures of $.7 million compared with $.2 million during 1999.


COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES
(In millions)


                                                     Three months ended    Nine months ended
                                                        September 30,         September 30,
                                                     ------------------    -----------------
                                                     2000        1999        2000      1999
                                                     ----        ----        ----      ----
Revenues                                             $37.3        $31.9    $121.8     $140.3
Operating expenses                                    25.9         21.1      91.4       99.5
Depreciation and amortization                          6.5          5.4      18.2       13.3
Other income (expense)                                 0.1           --        --         --
Pretax income from continuing operations               4.8          5.4      12.2       27.5
EBITDA, gross                                         11.5         10.5      30.8       40.4
EBITDA, net                                            5.8          7.4      17.8       25.6

         Operations of the commercial real estate development and services segment include the development of St. Joe properties ("St. Joe Commercial"), development and management of the Flagler real estate portfolio, the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. ("CGI"), to develop and manage properties throughout the southeast. Until October 9, 2000, the Company owned 54% of FLA and Flagler is the wholly owned real estate subsidiary of FLA.

THREE MONTHS ENDED SEPTEMBER 30

         Revenues generated from rental operations in the third quarter of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FECR owned rental properties. Revenues generated from rental operations in the third quarter of 1999 were primarily from Flagler and FECR owned rental properties. Rental revenues in the third quarter of 2000 were $17.8 million, an increase of 30% over the $13.7 million recognized during the third quarter of 1999.

         Rental revenues generated by St. Joe Commercial owned operating properties were $2.7 million during the third quarter of 2000 compared to $.5 million in 1999, while operating expenses relating to these revenues were $1.3 million and $.2 million, respectively. Using tax-deferred proceeds from sales of non-strategic assets, St. Joe Commercial has acquired five commercial properties in the Tampa-St. Petersburg area in 2000. As of September 30, 2000, St. Joe Commercial had interests in, either wholly owned or through partnerships, 13 operating buildings with 1.5 million total rentable square feet in service. Approximately 0.7 million square feet of office space is under construction as of September 30, 2000.

         Rental revenues generated by Flagler owned operating properties and FECR rental properties during the third quarter of 2000 were $15.1 million, a 14% increase over the $13.2 million earned in 1999. Operating expenses on rental revenues, excluding depreciation, decreased to $4.4 million for the third quarter of 2000, from $4.7 million in 1999. As of September 30, 2000, Flagler had 51 operating buildings with 5.3 million total rentable square feet in service. Approximately 643,000 square feet of office and industrial space is under construction as of September 30, 2000. Additionally, approximately 586,000 square feet is in the predevelopment stage.

         Operating revenues generated from Advantis totaled $14.3 million during the third quarter of 2000 compared with $14.9 million for the third quarter of 1999, a decrease of 4% due primarily to a decrease in the profit margins for construction contracts. Advantis expenses were $14.7 million during the third quarter of 2000 compared with $13.9 million in 1999, an increase of 6%, primarily due to increased office administration costs. Advantis' expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments were breakeven during the third quarter of 2000 compared to $2.3 million in 1999. The third quarter 1999 earnings were comprised primarily from $2.0 million contributed by land sales in 1999 from the Company's investment in Deerfield Park, LLC, located in Atlanta, Georgia which did not occur during the third quarter of 2000.

         General and administrative expenses for the commercial group, which are included in operating expenses, increased 52% to $3.5 million for the third quarter of 2000 from $2.3 million in the third quarter of 1999. Of total general and administrative expenses for the third quarter of 2000, $2.3 million are St. Joe Commercial related and $1.2 million are related to Flagler. For 1999, St. Joe Commercial related expenses were $1.0 million and $1.3 million were related to Flagler.

         Depreciation and amortization increased by $1.1 million to $6.5 million and is attributable to additional depreciation on operating properties and increased goodwill.

         Net EBITDA totaled $5.8 million for the third quarter of 2000. Excluding Flagler, St. Joe Commercial had Net EBITDA of $(0.8) million, compared to $3.4 million in 1999 and was comprised of $1.0 million from rental operations, $(0.1) million from earnings on investments in real estate developments, $(0.1) million from Advantis, and $(1.6) from commercial general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30

         Revenues generated from rental operations in the first nine months of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FECR owned rental properties. Revenues generated from rental operations in the first nine months of 1999 were from primarily Flagler and FECR owned rental properties. Rental revenues in the first nine months of 2000 were $49.7 million, an increase of 25% over the $39.7 million during the first nine months of 1999.

         Rental revenues generated by St. Joe Commercial owned operating properties were $6.3 million during the first nine months of 2000, while operating expenses relating to these revenues were $2.2 million. St. Joe Commercial had $.7 million of rental revenues in the first nine months of 1999 with $.1 million in operating expenses related to those revenues.

         Rental revenues generated by Flagler owned operating properties and FECR rental properties during the first nine months of 2000 were $43.4 million, an 11% increase over $39.0 million in 1999. Operating expenses on rental revenues, excluding depreciation, increased to $14.8 million for the first nine months of 2000, from $13.6 million in 1999.

         Operating revenues generated from Advantis totaled $47.6 million during the first nine months of 2000 , an increase of 11%, compared with $43.0 million for the first nine months of 1999. The increase was primarily due to an increase in office leasing transactions and the growth of investment sales activities. Advantis expenses were $47.8 million during the first nine months of 2000, an increase of 18% compared with $40.6 million in 1999. The increase in operating expense was primarily due to increased brokerage commissions as well as increased office administration costs. Advantis' expenses include commissions paid to brokers, property management expenses, office administration, and construction costs. St. Joe Commercial also had management and development fees earned of $1.9 million in 1999.

         In the first quarter of 2000, St. Joe Commercial sold the Homeside Lending building for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain.

         In the first nine months of 2000, Flagler sold real estate properties for gross proceeds of $6.7 million with cost of sales of $2.5 million. In 1999 Flagler had revenues of $50.4 million which were from the sale of two industrial parks, Gran Park at McCahill and Gran Park at Lewis Terminals which resulted in a pre-tax gain of $10.4 million ($5.6 million, net of the effect of FECI's minority interest). The two industrial parks sold in 1999 consisted of 10 buildings with 1.2 million square feet.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $1.8 million to the commercial real estate segment's revenues during the first nine months of 2000 compared to $5.3 million in 1999. The first nine months earnings were comprised primarily from $1.7 million and $4.7 million contributed by 2000 and 1999 land sales, respectively, from the Company's investment in Deerfield Park, LLC, located in Atlanta, Georgia.

         General and administrative expenses for the commercial group, which are included in operating expenses, increased 60% to $9.7 million for the first nine months of 2000 from $6.1 million in the first nine months of 1999. Of total general and administrative expenses for the first nine months of 2000, $5.0 million are St. Joe Commercial related and $4.7 million are related to Flagler. For 1999, St. Joe Commercial related expenses were $2.5 million and $3.6 million were related to Flagler. The increase at St. Joe Commercial is primarily due to increased salaries and benefits charges. The increase in expenses at Flagler is primarily due to transition costs associated with Flagler's new management team.

         Depreciation and amortization increased by $4.9 million to $18.2 million and is attributable to additional goodwill amortization of $.4 million and additional depreciation on operating properties of $4.4 million. Of the $4.4 million increase in depreciation, $2.8 million was from Flagler operating buildings and $1.6 million was from St. Joe Commercial related operating properties.

         Net EBITDA totaled $17.8 million for the first nine months of 2000. Excluding Flagler, St. Joe Commercial had Net EBITDA of $2.5 million, which was comprised of $1.6 million from sales of real estate, $3.3 million from rental operations, $1.7 million from earnings on investments in real estate developments, $.6 million from Advantis, and ($4.7) million from commercial general and administrative expenses. Net

EBITDA in 1999 totaled $7.4 million and included the $4.7 million contribution from the Company's equity investment in Deerfield Park, LLC which contributed $1.7 million in 2000.

LAND SALES
(In millions)


                                                     Three months ended     Nine months ended
                                                       September 30,          September 30,
                                                      -----------------     ----------------
                                                      2000        1999       2000       1999
                                                      ----        ----       ----       ----
Revenues                                             $26.7          --      $64.1         --
Operating expenses                                     2.5          --        7.4         --
Depreciation and amortization                           --          --         --         --
Other income (expense)                                  .3          --         .5         --
Pretax income from continuing operations              24.5          --       57.2         --
EBITDA, net                                           24.5          --       57.3         --

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

THREE MONTHS ENDED SEPTEMBER 30

         During the third quarter of 2000, the land sales division had revenues of $26.7 million, which represented sales of 14,004 acres at an average price of $1,906 per acre. Gross profit resulting from these sales totaled $24.9 million. Included in the third quarter was the sale to the State of Florida of 8,867 acres of conservation land for $16.3 million and another sale of 3,900 acres for $7.5 million to the City of Tallahassee.

NINE MONTHS ENDED SEPTEMBER 30

         During the first nine months of 2000, the land sales division had revenues of $64.1 million and a total gross profit of approximately $58.3 million, which represented sales of 30,690 acres at an average price of $2,087 per acre. In addition to the third quarter sales previously discussed, year-to-date sales included the first quarter sale of 3,620 acres for approximately $3,200 per acre, in Capps, near Tallahassee, Florida and the sale in the second quarter of one parcel of 4,094 acres for approximately $2,700 per acre.

FORESTRY
(In millions)


                                                    Three months ended     Nine months ended
                                                       September 30,         September 30,
                                                    ------------------     ----------------
                                                     2000       1999       2000       1999
                                                     ----       ----       ----       ----
Revenues                                             $7.8         $7.8    $27.4       $21.8
Operating expenses                                    5.3          4.7     15.9        13.4
Depreciation and amortization                          .8          0.6      2.2         1.8
Other income (expense)                                 .6          9.4      2.0        10.9
Pretax income from continuing operations              2.3         11.8     11.3        17.5
EBITDA, net                                           3.0          3.7     13.4        10.4

         In August of 1998 the Florida Coast Paper Company, L.L.C. ("FCP"), the Company's major pulpwood customer, shut down its mill in Port St. Joe. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood from the FCP mill in Port St. Joe to another mill in Panama City, Florida. Sales of pulpwood resumed in November of 1998 and continued through June 30, 2000 with no significant loss in volume of sales. FCP filed for protection from its creditors in the Federal Bankruptcy Court for the District of Delaware. Pursuant to an order entered by the Bankruptcy Court, the amended fiber supply agreement was terminated, effective June 30, 2000. On July 1, 2000, a new fiber agreement with the surviving entity, Jefferson Smurfit (U.S.), also known as Smurfit-Stone Container Corporation went into effect. The agreement is for twelve years and it requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. 311,870 acres are encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

THREE MONTHS ENDED SEPTEMBER 30

         Total revenues for the forestry segment remained constant with prior year at $7.8 million. Total sales under the new fiber agreement were $3.2 million (137,000 tons) in 2000 as compared to $4.6 million (168,000 tons) in 1999 sold under the previous fiber agreement. Sales to other customers totaled $4.6 million (187,000 tons) in the third quarter of 2000 compared to $3.0 million (114,000 tons) a year ago. The increase in sales to other customers is the result of price and local demand increasing for solid wood products in 2000 as well as successful efforts to diversify the customer base.

         Operating expenses for the third quarter of 2000 increased $.6 million, or 13% compared to 1999. Cost of sales were $4.9 million in 2000 as compared to $4.3 million in 1999 due to higher harvest volumes. Other operating expenses were $.4 million in 2000 and in 1999.

NINE MONTHS ENDED SEPTEMBER 30

         Total revenues for the nine months ended September 30, 2000 increased $5.6 million, or 26%, to $27.4 million compared to the first nine months of 2000. Sales under the fiber agreement were $11.9 million (484,000 tons) in 2000 as compared to $13.9 million (479,000 tons) in 1999. Sales to other customers increased to $14.8 million (531,000 tons) in 2000 from $7.5 million (307,000 tons) in 1999. In the first three months of 2000, the Company conducted several lump sum bid timber sales to take advantage of favorable market conditions, which was not the case in 1999. Revenues in 2000 include bulk land sales of $0.8 million compared to $0.3 million in 1999.

         Operating expenses for the first nine months of 2000 increased $2.5 million, or 19%, to $15.9 million. Cost of sales were $14.5 million in the first nine months of 2000 as compared to $12.2 million in 1999. Cost of sales as a percentage of sales was lower in 2000 than in 1999, due to the lump sum timber sales in 2000, which do not incur cut and haul charges. Other operating expenses were $1.3 million in 2000 and $1.2 million in 1999.

TRANSPORTATION
(In millions)


                                                      Three months ended     Nine months ended
                                                        September 30,          September 30,
                                                      ------------------     -----------------
                                                       2000        1999       2000      1999
                                                       ----        ----       ----      ----
Revenues                                              $49.1       $50.4    $152.1     $149.7
Operating expenses                                     45.4        34.4     122.3      116.1
Depreciation and amortization                           8.5         4.9      18.8       14.6
Other income (expense)                                  1.1         0.3       3.0        0.4
Pretax income from continuing operations               (3.7)       11.4      14.0       19.4
EBITDA, gross                                           4.5        16.2      33.1       34.1
EBITDA, net                                             2.3         9.3      17.9       18.6

THREE MONTHS ENDED SEPTEMBER 30,

         The transportation segment includes the railway, trucking and telecom operations of FLA. Total FLA transportation operating revenues remained constant at $48.6 million for the third quarter of 2000 compared to the third quarter of 1999. Transportation revenues for 2000 included $1.9 million in revenues from FLA's telecommunications division compared with $1.6 million in 1999. Railway and trucking revenues totaled $47.4 million in 2000 compared to $48.8 million in 1999. Automotive traffic declined as previously strong demand for automobiles began to slow. This, along with continued declines in intermodal traffic, accounted to the bulk of the decrease.

         FECR's operating expenses increased to $44.5 million, or 32% in the third quarter of 2000 from $33.6 million in 1999. Included in the third quarter of 2000 operating expenses are restructuring and other costs totaling $5.3 million associated with revamping the trucking operations. Operating expenses also include $8.0 million in expenses relating to FLA's telecommunication division in 2000 as compared to $.9 million in 1999.

         Apalachicola Northern Railroad Company ("ANRR") operating revenues decreased $1.3 million to $.5 million in 2000 as compared to 1999. Up until early in the second quarter of 2000, included in revenues recorded by ANRR were contractual payments from Seminole Electric Cooperative, Inc. ("Seminole"). Seminole halted shipments of coal in January 1999. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

         ANRR's operating expenses remained constant at $.9 million in the third quarter of 2000 as compared to the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30

         Total FLA transportation operating revenues increased to $149.8 million, or 3% for the first nine months of 2000 as compared to $145.0 million for the first nine months of 1999. Transportation revenues for 2000 included $6.4 million in revenues from FLA's telecommunications division compared with $3.8 million in 1999. Railway and trucking revenues totaled $143.4 million in 2000 as compared to $141.2 million in 1999. The increase in these revenues was attributable to improved sales efforts in the trucking operations resulting in additional customer accounts.

         FECR's operating expenses increased to $120.0 million, or 7% in the first nine months of 2000 from $111.7 million in 1999. Included in the third quarter of 2000 operating expenses are restructuring and other costs totaling $5.3 million associated with revamping the trucking operations. Included in 1999 results was $8.2 million in special charges that FECR took in the second quarter of 1999 relating to a reorganization and workforce reduction in its railway operations. Operating expenses also include $13.4 million in expenses relating to FLA's telecommunication division in 2000 as compared to $1.6 million in 2000.

         ANRR's operating revenues decreased $2.4 million to $2.3 million in 2000 as compared to 1999. ANRR's operating expenses decreased $2.2 million to $2.3 million in the first nine months of 2000 as compared to $4.5 million in the first nine months of 1999, commensurate with the loss in traffic.

FINANCIAL POSITION

         In August 1998, the St. Joe Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. During the first quarter of 2000, the Company completed this program having purchased 6.5 million shares at an average price of $23.13. In February 2000, the St. Joe Board of Directors authorized a second $150 million stock repurchase plan and the Company has purchased .6 million shares at an average price of $27.95 under this program. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. The Company's goal is to repurchase, on average, over a million shares per quarter over the next several quarters.

         For the period ended September 30, 2000, cash provided by operations was $56.8 million. Included in cash flows from operations were expenditures of $100.0 million relating to its community residential development segment. The Company also obtained a $250 million line of credit, of which it has drawn $110.0 million as of September 30, 2000. Capital expenditures, other than community residential development expenditures, during the first nine months of 2000 were $241.8 million consisting of building acquisitions, real estate development and FLA transportation and telecom expenditures.

         The $250 million credit facility has an initial term of 2 years. This facility will be available for general corporate purposes, including repurchases of the Company's outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions.

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

ITEM 7A. MARKET RISK

         The Company's primary market risk exposure is interest rate risk related to its long-term debt. The Company entered into a senior unsecured revolving credit facility for up to $200.0 million, which was increased to $250.0 million in September 2000 and matures in March 2002. As of September 30, 2000, $110 million was outstanding. This debt accrues interest at different rates based on timing of the loan and the Company's preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate ("LIBOR") plus a LIBOR margin in effect at the time of the loan. This loan subjects the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

PART II - OTHER INFORMATION

Item 5. Other Information

(a)      Pro Forma Financial Statements

         On October 9, 2000 the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. ("FLA"). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed prorata to the Company's shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company's shareholders received 0.23103369 of a share of FLA.B common stock.

         The following unaudited pro forma consolidated balance sheet is based upon the historical consolidated balance sheet of the Company as of September 30, 2000 as if the Company had completed the spin-off of FLA as of that date. The following unaudited pro forma consolidated statement of income of the Company is based upon the historical consolidated statement of income for the nine-month period ended September 30, 2000. These statements are presented as if the Company had effected the spin-off as of January 1, 2000. These unaudited pro forma consolidated financial statements should be read in conjunction with the Company's annual report filed on Form 10-K for the year ended December 31, 1999 and the Company's Form 8-K filed on October 24, 2000.

         The unaudited pro forma consolidated financial statements are not necessarily indicative of what the actual financial position or results of operations of the Company would have been at September 30, 2000 assuming the transaction had been completed as set forth above, nor does it purport to represent the financial position or results of the Company in the future periods.

Pro forma Condensed Consolidated Balance Sheet
September 30, 2000
(Unaudited)
(In thousands)


                                                                    Spin-off         Other
                                                    Historical      of FLA(a)      Adjustments              Pro forma
                                                    ----------      ----------     -----------              ---------

                      ASSETS
Current assets:
  Cash & cash equivalents                           $   63,739         (4,252)          (2,677)(b),(c)         56,810
  Short-term investments                                50,506        (20,441)              --                 30,065
  Other assets                                          65,919        (39,590)           2,000 (b),(c)         28,329
                                                    ----------       --------           ------              ---------
    Total current assets                               180,164         64,283             (677)               115,204

Investments and other assets:
  Marketable securities                                121,135           (951)              --                120,184
  Investment in unconsolidated affiliates               88,028        (18,704)              --                 69,324
  Prepaid pension asset                                 70,171             --               --                 70,171
  Goodwill                                             135,946             --               --                135,946
  Other assets                                          25,246        (14,596)              --                 10,650
                                                    ----------       --------           ------              ---------
    Total investments and other assets                 440,526         34,251               --                406,275

Investment in real estate                              878,267        417,474               --                460,793
Property, plant & equipment, net                       491,753        434,599               --                 57,154
                                                    ----------       --------           ------              ---------
Total assets                                        $1,990,710        950,607             (677)             1,039,426
                                                    ==========        =======           ======              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and
    accrued liabilities                             $  129,571        (59,211)              --                 70,360
  Income tax payable                                     1,448         (1,556)           2,053 (b)              1,945
  Current portion of long-term debt                     31,373             --               --                 31,373
                                                    ----------       --------           ------              ---------
    Total current liabilities                          162,392        (60,767)           2,053                103,678

Other liabilities                                       25,305        (16,232)              --                  9,073
Deferred income taxes                                  284,529       (132,957)          (9,608)(d)            141,964
Long-term debt                                         232,430             --               --                232,430
Minority interest in consolidated subsidiaries         344,109       (341,521)              --                  2,588
                                                    ----------       --------           ------              ---------
    Total liabilities                                1,048,765       (551,477)          (7,555)               489,733

Stockholders' equity                                   941,945       (399,130)           6,878 (b),(c),(d)    549,693
                                                    ----------       --------           ------              ---------
Total liabilities and stockholders' equity          $1,990,710       (950,607)            (677)             1,039,426
                                                    ==========       ========           ======              =========


Notes to Pro Forma Condensed Consolidated Balance Sheet

(a) Effective October 9, 2000, the Company completed its tax-free pro-rata spin-off of its 54% equity interest in Florida East Coast Industries, Inc. ("FLA") to the Company's shareholders. The September 30, 2000 historical balance sheet included FLA on a consolidated basis. This pro forma adjustment represents the deconsolidation and dividend distribution of the Company's 54% equity interest in FLA. The adjustment also includes the add-back of intercompany transactions between the Company and

         FLA, which were formerly eliminated in consolidation. The intercompany transactions primarily relate to management and development fees paid to the Company by FLA, of which $2,345 was capitalized to investment in real estate and other assets owned by FLA and $2,345 was recorded as an increase in retained earnings of the Company.

(b) In contemplating the spin-off, the Company and FLA entered into an Amended and Restated Master Agreement, which provides for several property management and development service agreements between the two companies. In consideration of FLA's execution of the Amended and Restated Master Agreement, the Company will pay to FLA the sum of $6,000 in three annual installments, the first installment was made on the effective date of the spin-off. Each annual installment will be amortized to expense over the one-year period following the date of payment. The first installment of $2,000 has been included as a reduction of cash, all of which has been recorded as prepaid. In addition, in consideration of the abandonment by the Company of its entitlement to become a 50% joint venture partner in certain properties previously agreed to between the Company and FLA, FLA paid the Company the sum of $5,323 on the effective date of the spin-off. Such amount is presented as an increase in cash and retained earnings of the Company, net of a corresponding tax expense of $2,053.

(c) The estimated costs related to the spin-off transaction total approximately $6,000 and include investment banker's, legal and tax advisory fees. This amount is presented as a decrease in cash and retained earnings of the Company. There is no corresponding tax effect as the items are not tax deductible.

(d) The Company has recorded a deferred tax liability of $9,608 related to undistributed earnings from FLA during the Company's period of ownership. This deferred tax liability is reversed through operations as of the effective date of the spin-off.

Pro forma Condensed Consolidated Statement of Income
Nine months ended September 30, 2000
(Unaudited)
(Dollars in thousands, except per share data)


                                                            Spin-off of      Other
                                              Historical      FLA (a)     Adjustments              Pro forma
                                              ----------    -----------   -----------              ---------

Operating revenues                            $664,482      (197,816)                              466,666

Expenses:
  Operating expenses                           494,282      (140,022)         1,500 (b)            355,760
  Corporate expense, net                        17,511            --             --                 17,511
  Depreciation and amortization                 47,095       (31,025)            --                 16,070
                                              --------      --------         ------                -------
      Total expenses                           558,888      (171,047)         1,500                389,341
                                              --------      --------         ------                -------

      Operating profit                         105,594       (26,769)        (1,500)                77,325

Other income (expense)                           9,056        (6,364)            --                  2,692
                                               -------       -------         ------                -------
Income from continuing operations before
  income taxes and minority interest           114,650       (33,133)        (1,500)                80,017
                                              --------      --------         ------                -------

Income tax expense                              46,050       (13,397)        (1,249)(b),(c)         31,404

Minority interest                                9,386        (9,265)                                  121
                                              --------      --------         ------                -------

      Net income                              $ 59,214       (10,471)          (251)                48,492
                                              ========      ========         ======                =======

EARNINGS PER SHARE
Basic:                                        $   0.70                                                0.57
Diluted:                                          0.68                                                0.56




Notes to Pro Forma Condensed Consolidated Statement of Income

(a) This pro forma adjustment represents the deconsolidation of the revenues and expenses, including minority interest and income tax expense, attributable to FLA for the related period. These amounts are removed from the Company's historical balances to reflect the spin-off as if it occurred on January 1, 2000. The adjustment also includes the add-back of intercompany transactions between the Company and FLA, which were formerly eliminated in consolidation. The intercompany transactions primarily relate to asset management fees and management fee expenses between the Company and FLA. The resulting additions to operating revenues for the nine months ended September 30, 2000 totaled $2,168. The resulting additions to operating expenses for the nine months ended September 30, 2000 totaled $1,930.

(b) As previously discussed in note (b) of the Notes to Pro Forma Consolidated Balance Sheet, in consideration of FLA's execution of the Amended and Restated Master Agreement, the Company will pay to FLA the sum of $6,000 in three annual installments, with each installment to be amortized to management fee expense over the subsequent one-year period. Included in the nine month pro forma statement of income are management fee expenses of $1,500 and related tax benefits of $579 related to the amortization of such payments.

(c) This adjustment represents the reversal of deferred tax expense previously recorded for the undistributed earnings of FLA, which totaled $670 during the nine months ended September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.01    Financial Data Schedule (for SEC use only)

         99.01    Supplemental Calculation of Selected Consolidated Financial
                  Data

(b)      Reports on Form 8-K

         Item 5 - Other Events - September 7, 2000

         Item 7 - Financial Statements and Exhibits - October 24, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The St Joe Company



Date: November 13, 2000                 /s/ Peter S. Rummell
                                        ---------------------------------------
                                        Peter S. Rummell
                                        Chairman of the Board and
                                        Chief Executive Officer



Date: November 13, 2000                 /s/ Kevin M. Twomey
                                        ---------------------------------------
                                        Kevin M. Twomey
                                        President, Chief Operating Officer, and
                                        Chief Financial Officer



Date: November 13, 2000                 /s/ Janna L. Connolly
                                        ---------------------------------------
                                        Janna L. Connolly
                                        Vice President, Controller
                                        (Chief Accounting Officer)