Form 10-K
period 2000-12-31
ST JOE CO
filed 2001-03-19
CIK 745308

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates based on the closing price on March 12, 2001 was approximately $714,445,387.

     As of March 12, 2001, there were 93,570,577 shares of Common Stock, no par value issued and 82,600,010 shares outstanding with 10,970,567 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001 (the "Proxy Statement") are incorporated by reference in Part III of this Report Other documents incorporated by reference in this Report are listed in the Exhibit Index.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     As used throughout this Form 10-K Annual Report, the terms "St. Joe," "Company" and "Registrant" mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

     St. Joe was organized as a Florida corporation in 1936 by the executors of the estate of Alfred I. duPont, a descendant of the Delaware family that founded the duPont Company, to implement Mr. duPont's plans to establish a paper company in northwest Florida. Over the years, St. Joe, then known as St. Joe Paper Company, expanded into other lines of business primarily by acquiring assets the Company perceived to be undervalued, such as real estate, railroads, banks, a sugar company, a communications company and corrugated box factories.

     During the 1990's, the Company began to implement a strategy which led to its transformation from an industrial conglomerate to a real estate operating company.

     To implement this strategy, the Company has divested the bulk of its non-core business segments.

        - In 1996, the Company sold the stock of St. Joe Communications and St. Joe's interest in three cellular limited partnerships, as well as the Company's linerboard mill and container plants.

        - In 1999, the Company completed the sale of its sugar assets for $152.5 million.

        - In 1999, the Company entered into a forward sale transaction with a major financial institution that, in effect, provided for the monetization of its long-held portfolio of equity investments. The Company received approximately $111.1 million in cash. The Company must settle the transaction by October 15, 2002 by delivering either cash or a number of the equity securities to the financial institution.

        - In 2000, the Company completed the tax free spin-off of its 54% equity interest in Florida East Coast Industries, Inc. ("FLA") to its shareholders.

     The Company, headquartered in Jacksonville, Florida, is now one of the Southeast's largest real estate operating companies. St. Joe provides a broad range of real estate services to meet both residential and commercial real estate needs. The Company believes it has assembled a management team with the range of real estate, financial, marketing and regulatory expertise to take a large-scale approach to real estate development and services.

     The Company primarily conducts its business in six operating segments. These are:

        - Community Residential Development

        - Residential Real Estate Services

        - Land Sales

        - Commercial Real Estate Development and Services

        - Forestry

        - Transportation

     The Company does not currently plan to enter new business lines.

     The Company owns nearly one million acres, the majority of which are located in northwest Florida. While the majority of the land is currently utilized in the Company's silviculture operations, the Company believes substantial portions of the land are suitable for other uses, including residential development and large tract sales.

     In order to optimize the value of its core real estate assets in northwest Florida, St. Joe's strategic plan calls for the Company to continue to increase the pace of its development.

     The Company's businesses are concentrated in Florida and the state's economic health and growth rate will be important factors in creating demand for the Company's products and services.

     The Florida economy is growing faster than the national average in many categories. Management expects Florida's economic and population growth to continue and believes that the Company is well positioned to benefit from increasing demand for primary housing, second resort homes, as well as office and industrial space in the Florida real estate market.

     The Company's real estate operations are cyclical and are affected by demographic and economic trends and the supply and rate of absorption of new construction.

COMMUNITY RESIDENTIAL DEVELOPMENT

     In the community residential development segment, the Company develops large-scale, mixed-use communities primarily on Company-owned lands. The Company's land holdings include large tracts near Tallahassee, the state capital, and in northwest Florida. These tracts include significant Gulf of Mexico beach frontage and other waterfront property which the Company believes to be suited for residential, resort and second-home communities. The Company believes this large, established land inventory, with a very low cost basis, provides an advantage over competitors that must purchase real estate at current market prices before beginning projects. With the development of northwest Florida, the Company has embarked on a regional "placemaking" effort. Through regional economic development organizations such as "Florida's Great Northwest, Inc.", the Company is participating in efforts to improve the present infrastructure of the region, including roads, schools, hospitals and the relocation of the Panama City-Bay County International Airport. The Company also develops smaller scale residential communities that make productive use of existing Company assets and acquired land.

     Since November 12, 1997, the Company has been a 74% partner in St. Joe/Arvida Company, L.P., ("St. Joe/Arvida"). The remaining 26% is owned by JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. The principal assets of St. Joe/Arvida are the "Arvida" name, proprietary information systems and the Arvida management team. The Company directs its residential development efforts through St. Joe/Arvida and conducts the majority of its residential development activity under the Arvida trademark.

     In April 1999, the Company acquired all the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. In 2000, Saussy Burbank closed on 254 homes it constructed in North Carolina and South Carolina.

     The community residential development segment generated revenues in 2000 from the sales of developed homesites, the sale of housing units built by the Company, management fees and rental income, and investments in limited partnerships and other affiliates.

     The Company manages the conceptual design, planning and permitting process for each new community. The Company then constructs or contracts for the construction of the infrastructure for the community. The Company markets and sells developed homesites and builds, markets and sells finished housing units.

     In December 1998, the Company acquired approximately 26% of the outstanding limited partnership interests in Arvida/JMB Partners, L.P. ("Arvida/JMB"). The partnership's assets currently consist primarily of land that is being developed into a master-planned community known as Weston located in Broward County in South Florida.

     As of December 31, 2000, St. Joe/Arvida was developing 20 residential or resort communities in various stages of planning and development, including one owned by Arvida/JMB.

     The following are some of the communities being developed and planned on lands owned by the Company or to be acquired by the Company:

          WaterColor is located on the beaches of the Gulf of Mexico in south Walton County, Florida. WaterColor is situated on approximately 499 acres. All three phases of WaterColor have been approved under Florida's Development of Regional Impact ("DRI") permitting process. St. Joe/Arvida is building homes and condominiums and is selling developed homesites in WaterColor. Sales began in March 2000. As of December 31, 2000, 105 units were under contract or closed. At full build-out, the community is planned to include approximately 1,100 residences, a beach club, tennis club, boathouse on an inland freshwater lake, 60-room inn, 100,000 square feet of commercial space, dune walkovers and boardwalks and a lakefront park. During 2000, construction continued on the town center, where ten buildings housing retail shops and town center homes were nearing completion or have been occupied. Construction of the WaterColor beach club, 22 Gulf-front residences and the WaterColor Inn commenced in 2000. Additionally, work has begun on the marina, boathouse and a casual restaurant, all of which are located on the inland freshwater lake. Construction of the tennis center is expected to commence in the first half of 2001.

          WaterSound is located in Walton County, Florida, approximately three miles east of WaterColor. WaterSound includes over one mile of beachfront on the Gulf of Mexico. Sales of residential lots are expected to commence in the second half of 2001.

          Camp Creek Golf is located in Walton County, Florida, approximately four miles east of WaterColor and within one-half mile of WaterSound. Plans include 36 holes of golf. Construction of the first 18 hole golf course, designed by Tom Fazio, is complete and is scheduled to open for play in May, 2001.

          SouthWood is located in southeast Tallahassee, Florida. SouthWood is situated on approximately 3,800 acres. Plans for SouthWood include approximately 4,250 homes and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Over 35% of the land is designated for greenspaces including a 123-acre central park. As of December 31, 2000, 29 contracts were pending for the 134 single family homes and 60 town homes scheduled to be constructed in phase one. Construction commenced during 2000 on the Florida State Development Research School. This university laboratory school for grades K-12 is scheduled to open in the fall of 2001. Construction also commenced during 2000 on The Pope John Paul II Catholic Academy at SouthWood, a private parochial school for grades 9-12. This school is also scheduled to open in the fall of 2001.

          The Point at Sabal Beach is located in Gulf County, Florida. This community is situated on approximately 80 acres and is planned to include 112 lots, many of which will be located on the beachfront, a pool club, several community docks and an extensive conservation area. Sales are expected to commence in the second half of 2001.

          Victoria Park is located in Volusia County in central Florida. Victoria Park is situated on approximately 1,859 acres being acquired by the Company near Interstate 4 in Deland, Florida between Daytona Beach and Orlando, Florida. Plans for Victoria Park include approximately 3,600 single and multi-family units with a traditional town center and an 18-hole golf course. Infrastructure construction commenced during 2000 and sales are expected to commence in the second half of 2001.

          St. Johns Golf and Country Club is located in St. Johns County, Florida. St. Johns Golf and Country Club is situated on approximately 820 acres, some of which has been acquired and the remainder of which the Company intends to acquire. The community is planned to include a total of 799 housing units and an 18-hole golf course. Most homes will be adjacent to golf, conservation land, lakes, or natural wooded areas. Construction of infrastructure is substantially complete and sales are expected to commence in the second half of 2001. The golf course is expected to be ready for play in June, 2001.

          James Island is located in Jacksonville, Florida, near Interstate 95 and new elementary and middle schools. James Island is situated on approximately 194 acres recently acquired by the Company. At full build-out, the community is expected to include approximately 365 housing units. Phase one of James Island opened in the spring of 1999. Phase two opened in December 1999. Phase three opened in the fourth quarter of 2000. During 2000, 91 homes were sold.

          RiverTown is located in St. Johns County in northeast Florida, just south of Jacksonville, Florida along the St. Johns River. RiverTown is situated on approximately 4,300 acres. In late 1998, the Company sold 120 acres in RiverTown to the St. Johns County School Board to be used as a site for a new high school. This school opened for the 2000-2001 school year. In the fourth quarter of 1999, St. Joe filed an application for a Planned Rural Development (PRD) for riverfront homesites in RiverTown. In January, 2000, the Company obtained approval to develop the first 23 riverfront homesites. During 2000, 15 of the 23 lots were sold. Contracts for additional riverfront lots are expected to close during the first quarter of 2001.

          Sabal Beach is located in Gulf County, Florida and is situated on approximately 810 acres. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

          Mexico Beach is located in Bay County, Florida and is situated on approximately 946 acres. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

          Summerwood is located in Panama City Beach, Florida. Summerwood includes 219 residential units being developed in three phases. As of December 31, 2000, 167 units had been sold.

          Woodrun is located in Lynn Haven, Bay County, Florida. Woodrun includes 51 residential units situated around an environmental preserve. As of December 31, 2000, 13 homesites and 18 homes had been sold.

          The Hammocks is located in Lynn Haven, Bay County, Florida. The Hammocks is situated on approximately 143 acres and includes 475 homesites. As of December 31, 2000, four homesites had been sold.

          Huntington is located in Bay County, Florida. Huntington is situated on approximately 138 acres includes 268 homesites. Sales are expected to begin in 2001.

          Hampton Park is located in Jacksonville, Florida. Hampton Park is situated on approximately 150 acres and includes 158 homesites. Sales are expected to begin in 2001.

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

RESIDENTIAL REAL ESTATE SERVICES

     In July 1998, St. Joe purchased Arvida Realty Services ("ARS"), formerly known as Prudential Florida Realty. ARS is Florida's largest independent residential real estate brokerage company and the fifth largest in the nation. ARS has over 103 offices throughout Florida, more than 3,100 licensed sales professionals and approximately 600 employees.

     ARS offers a complete array of real estate services, including residential real estate sales, relocation services, asset and property management, title and mortgage services, annual and seasonal rentals and international real estate marketing. During the fourth quarter of 2000, ARS began offering integrated, internet-based real estate services to simplify residential real estate transactions and home ownership for consumers. This new service, called Home-Link, offers clients home-related products and services, such as home inspections, homeowner and service warranties, moving services, utility connections, and home, yard and pool maintenance.

     ARS's operations are seasonal with the volume of transactions increasing in the spring and summer, which corresponds to the increase in housing relocations. This seasonality is somewhat offset by the vacation home (second home) market which is active in the winter months.

     ARS generated revenue in 2000 by closing on 35,893 units.

ST. JOE LAND COMPANY

     This segment was created in 1999 to facilitate land sales at higher prices than would be received from bulk timberland sales. This segment markets parcels which are typically between five and 5,000 acres. This land is from a portion of the timberlands long-held by St. Joe in northwest Florida and southwest Georgia that consist of forests and meadowlands with frontage on rivers, lakes and bays. These parcels are being marketed as large secluded home sites, some of which could be used as quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses. The Company believes that there is an opportunity to create additional value on between 300,000 and 500,000 acres of its timberland that are not included in the Company's current development plans. The vast majority of the holdings marketed by St. Joe Land Company will continue to be managed as timberland until sold.

     This segment generated revenues in 2000 from the sale of 137 parcels of land totaling 51,599 acres, including two conservation land sales. In the third quarter of 2000, the Company sold to the State of Florida 8,867 acres of conservation land to be used to protect 10 miles along the Wacissa River located in Jefferson County, Florida. In the fourth quarter of 2000, the Company sold 15,443 acres in southwest Georgia near Albany, known as the Chickasawhatchee Swamp, to The Nature Conservancy. It is anticipated that the property will be conveyed to the Georgia Department of Natural Resources to be used as a wildlife management area.

COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES

     The Company's commercial real estate segment ("St. Joe Commercial") develops and manages office, industrial and retail properties mainly in Florida.

     This segment generated revenues in 2000 from rentals on properties owned by the Company and, through October 9, 2000, from the operations of FLA's real estate subsidiary. Revenues were also generated in 2000 from property management fees, development fees, sales of developed properties and investments in partnerships and other affiliates.

     The spin-off of the Company's interest in FLA to its shareholders eliminated the Company's ownership interest in Flagler Development Company ("FDC"), the commercial and industrial real estate subsidiary of FLA. In contemplating the spin-off, the Company and FLA entered into an Amended and Restated Master Agreement, which provides for several property management and development service agreements between the two companies. In consideration of FLA's execution of the Amended and Restated Master Agreement, the Company will pay FLA $6 million in three annual installments. The first installment was paid in October, 2000. In addition, in consideration of the abandonment by the Company of its entitlement to become a 50% joint venture partner in certain properties previously agreed to between the Company and FLA, FLA paid the Company $5.323 million in October, 2000. Under the terms of the various agreements, which will extend for up to three years, FDC has retained the Company to develop and manage certain commercial real estate holdings of FDC. FDC pays fees for these services based upon market rates.

     Development. The Company directs the conceptual design, planning and permitting process for each new development. The Company then constructs or contracts for the construction of the infrastructure and building. The Company generally receives a development fee equal to a percentage of the cost of the project. The amount of the fee depends on the type and location of the project.

     The Company has entered into strategic partnerships that allow it to provide development services in certain competitive markets. In February 1998, the Company acquired a one-third interest in Codina Group, Inc. ("CGI"). In March 2000, CGI bought back Duke-Weeks Realty Corporation's one-third interest in CGI. As a consequence, the Company now owns one-half of CGI. CGI develops and services commercial properties for the Company in the south Florida market. The Company has also formed a 50/50 partnership with Means Knaus LLC ("Means Knaus"), a Texas developer, to develop commercial properties in the Dallas and Houston, Texas markets.

     The Company's development operations, combined with the Company's tax strategy to reinvest asset sales proceeds into "like-kind" properties, have created a portfolio of rental properties totaling 1.7 million square feet. Including "like-kind" properties and projects developed by the Company, the portfolio was 89% leased at December 31, 2000.

St. Joe Commercial
Portfolio of Operating Properties
At December 31, 2000

                                                                                NET
                                                                              RENTABLE     LEASED
                                             MARKET         DATE ACQUIRED     SQ. FT.    PERCENTAGE
                                         --------------   -----------------   --------   ----------
Prestige Place I & II..................  Clearwater, FL   December 23, 1999   143,000        95%
Harbourside............................  Clearwater, FL   December 23, 1999   147,000        96%
Lakeview...............................    Tampa, FL        May 18, 2000      125,000        94%
Palm Court.............................    Tampa, FL        July 28, 2000      62,000       100%
Westside Corporate Center..............  Plantation, FL   October 17, 2000    100,000        95%
                                                                              -------       ----
          Total........................                                       577,000        96%
                                                                              =======       ====

     Projects developed and currently being held for lease by the Company include:

          CNL Center: The Company, in partnership with CNL Realty Group ("CNL"), completed construction in November 1999 of a 14-story, 346,000-square-foot building in downtown Orlando. The project is located off Interstate 4, adjacent to City Hall and a portion of which is being leased by CNL as its corporate headquarters. The building was 80% leased at December 31, 2000.

          Millenia Park One: The Company, in partnership with CNL, completed construction in the fourth quarter of 1999 of the first building at Millenia Park, a new corporate campus in Orlando, Florida. This Class-A building is a six-story, 158,000 square foot office building. The site is located on 31 acres fronting Interstate 4. Plans provide for up to four buildings totaling 750,000 square feet of Class-A office space. The building was 85% leased at December 31, 2000.

          Westchase Corporate Center: The Company, in partnership with Means/Knaus, developed a six-story Class-A, 184,000-square-foot office building located on a 5.4-acre tract in Houston, Texas. The building has frontage along Richmond Avenue, two blocks east of the Westbelt. The building was 70% leased at December 31, 2000.

          NCCI: The Company developed the build-to-suit headquarters for NCCI, Inc. (National Council of Compensation Insurance) in Boca Raton, Florida. The 310,000-square-foot, Class-A office building (290,000 rentable square feet) was completed in 2000 and was 100% leased at December 31, 2000.

          Deerfield Commons I: The Company is a partner in Deerfield Park, LLC, which owns a mixed-use community, located at the Windward Parkway and GA 400 interchange in the North Fulton area of Atlanta, Georgia. The Company, in a joint venture with Hines Interests, LP, developed Deerfield Commons within Deerfield Park. Phase one includes a four-story, 120,000 square foot Class-A, corporate office building. At December 31, 2000 the building was 85% leased.

     At December 31, 2000, the Company had six properties totaling approximately 626,000 square feet under construction or in the planning stages.

     Projects being developed by the Company include:

          355 Alhambra: The Company, in partnership with Armando Codina, individually, and J. P. Morgan Investment Management, is developing a 16-story, 224,000-square-foot, Class-A office building at 355 Alhambra in Coral Gables, Florida. CGI is the construction, leasing and management company for this development. The building is scheduled to be completed in the first quarter of 2001.

          IBM: The Company is developing a 168,000-square foot, build-to-suit building for IBM at the Beacon Square Park in Boca Raton, Florida. The building is scheduled to be completed in the second quarter of 2001.

          Pier Park: Pier Park is to be situated on approximately 275 acres located in Panama City Beach, Florida. The property is to be developed jointly with the City of Panama City Beach, Florida. Pier Park is planned to include retail, dining and entertainment components. The master plan has been completed and development is expected to commence in 2001.

     The Company's strategy includes acquiring land positions in its targeted markets to enable it to continue its development of commercial properties including build-to-suit opportunities. At December 31, 2000, the Company owned approximately 225 acres of land with entitlements for future development of approximately 5.4 million square feet of commercial property.

     Service. The Company provides property management services for projects owned by FDC and others. The Company generally receives a property management fee equal to a percentage of the gross rental revenues of a managed building or project. The amount of these fees depends on the type and location of the building or project.

     The Company provides commercial real estate services through Advantis. Advantis was formed in early 1999 by combining the businesses of Goodman Segar Hogan Hoffler, L.P. and Florida Real Estate Advisors, Inc., firms acquired by the Company in late 1998. Advantis provides a full array of services for its clients including brokerage, property management and construction management.

     A summary of properties managed follows:

                                                               RENTABLE
                           STATE                              SQUARE FEET
                           -----                              -----------
Florida.....................................................  21,138,000
Virginia....................................................   8,918,000
North Carolina..............................................   2,175,000
Georgia.....................................................   1,494,000
Washington, DC area.........................................     470,000
                                                              ----------
                                                              34,195,000
                                                              ==========

                                                               RENTABLE
                      MANAGEMENT TYPE                         SQUARE FEET
                      ---------------                         -----------
Office property.............................................  14,421,000
Industrial property.........................................  10,513,000
Retail property.............................................   5,298,000
Facilities management.......................................   1,641,000
Asset management............................................   1,082,000
Residential property........................................   1,240,000
                                                              ----------
                                                              34,195,000
                                                              ==========

FORESTRY

     This segment focuses on the management and harvesting of the Company's extensive timberland holdings. The Company grows, harvests, and sells timber and wood fiber. The Company is the largest private holder of timberlands in Florida, with approximately 700,000 acres of planted pine forests, primarily in northwestern Florida, and approximately 300,000 acres of mixed timberland, wetlands, and lake and canal properties. The Company's timberlands also stretch into southern Georgia.

     This segment generated revenues in 2000 from the sale of pulpwood and bulk land and timber sales.

     St. Joe estimates that its standing pine inventory on December 31, 2000, totaled 23.216 million tons and its hardwood inventory totaled 11.088 million tons. The timberlands are harvested by local independent contractors pursuant to agreements that are generally renewed annually. St. Joe's principal forestry product is softwood pulpwood. The company also grows and sells softwood and hardwood sawtimber.

     In August of 1998, the Florida Coast Paper Company, L.L.C. ("FCP"), the Company's major pulpwood customer, shut down its mill in Port St. Joe. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood from the FCP mill in Port St. Joe to another mill in Panama City, Florida. Sales of pulpwood resumed in November 1998 and continued through June 30, 2000 with no significant loss in volume of sales. FCP filed for protection from its creditors in the Federal Bankruptcy Court for the District of Delaware. Pursuant to an order entered by the Bankruptcy Court, the amended fiber supply agreement was terminated, effective June 30, 2000. On July 1, 2000, a new fiber agreement with Smurfit-Stone Container Corporation, one of the original principals of FCP, went into effect. The agreement is for twelve years and it requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. 311,870 acres are encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

     Many of the Company's timberlands are located near key transportation links including roads, waterways and railroads, allowing the Company to deliver fiber to its customers on a cost-efficient basis.

     St. Joe maintains a genetics research facility in Capps, Florida, which grows seedlings for use in reforestation of its lands. The genetic department conducts research to produce faster growing, more disease-resistant species of pine trees, and produces seedlings for planting on Company-owned plantations. In addition, the Company, in cooperation with the University of Florida, is doing experimental work in genetics on the development of superior pine seed.

     St. Joe's current strategy in its forestry segment is to increase the average age of its timber by extending growing periods before final harvesting in order to capitalize on the higher margins of older-growth timber. The Company intends to extend growing periods for its softwood forest from a historical average of approximately 18-22 years to approximately 28-30 years. This change is expected to shift the Company's product mix from approximately 85% pulpwood and 15% higher-margin products in 1997 to approximately 60% pulpwood and 40% higher-margin products by 2005. This strategy should ultimately increase the revenues and returns of the Company's timber operations when a sustainable harvest of older-growth timber is achieved, although there can be no assurances in this regard. The Company will also seek to maximize sustainable harvest volumes through the continued use and development of genetically improved seedlings, soil mapping, extensive fertilization, vegetation control, thinning and selective harvesting practices.

     As part of its strategy to maximize the cash flows from its timberlands, the Company engages in several business activities complementary to its land holdings. The Company leases approximately 900,000 acres of its timberlands to private clubs and state agencies for hunting.

TRANSPORTATION

     The Company owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad operating between Port St. Joe and Chattahoochee, Florida, where it connects with an unaffiliated carrier. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. Although it is a common carrier, most of ANRR's business in recent years consisted of carrying coal from Port St. Joe to Chattahoochee pursuant to a contract with Seminole Electric Cooperative, Incorporated ("Seminole") and carrying wood chips, pulpwood and linerboard used or produced at FCP's paper mill in Port St. Joe, Florida. On August 15, 1998, the FCP mill shutdown and is not expected to reopen. The other items carried by ANRR are chemicals, stone and clay products and recyclable items.

     In 1982, ANRR entered into a coal contract with Seminole. In January 1999, Seminole halted shipments of coal and Seminole also filed a lawsuit in circuit court in Gulf County, Florida, seeking to terminate its contract with ANRR. The litigation was settled in the fourth quarter of 2000 followed by the payment of $10 million by Seminole to the Company in January 2001.

     Revenues for this segment, through October 9, 2000, include revenues from FLA's railroad subsidiary.

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

     The Growth Management Act, in some instances, can significantly affect the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services can delay or prevent the issuance of permits. Consequently, the Growth Management Act could adversely affect the ability of Florida developers, including the Company, to develop real estate projects.

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

     Transportation. ANRR is subject to regulation by the Surface Transportation Board of the U.S. Department of Transportation and, in some areas, the State of Florida. These governmental agencies must approve, prior to implementation, changes in areas served and certain other changes in operations of ANRR.

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

     Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its other documents filed with the SEC and in other written materials

     All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. In particular, but without limitation, discussions regarding (a) the size and number of commercial buildings and residential units; (b) development timetables, development approvals and the ability to obtain approvals; (c) anticipated price ranges of developments; (d) the number of units that can be supported upon full build-out; (e) absorption rates; and (f) expected gain on land sales are forward-looking statements.

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

     Transportation. The Company's railroad competes directly with other modes of transportation, including motor carriers and, to a lesser extent, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect the Company's business.

EMPLOYEES

     The Company has approximately 1,666 employees. Some ANRR employees are covered by collective bargaining agreements that set wage levels and establish work rules and working conditions. The Company considers its relations with its employees to be good. These employees work in the following segments:

- Residential real estate...................................    254
- Residential real estate services..........................    750
- Commercial real estate....................................    516
- Forestry..................................................     44
- Transportation............................................     18
- Other -- including corporate..............................     84

ITEM 2.  PROPERTIES

     The material physical properties of the Company at December 31, 2000 are addressed below. All properties shown are owned in fee simple, except where otherwise indicated.

CORPORATE FACILITIES

     The Company leases approximately 40,000 square feet in a building owned by FDC in Jacksonville, Florida at market rates.

COMMUNITY RESIDENTIAL DEVELOPMENT

     The Company owns thousands of acres in northwestern Florida and St. John's County on the northeastern coast of Florida near Jacksonville, including substantial gulf, lake and riverfront acreage, that it believes to be potentially suited to community residential and resort development. See Item 1--"Community Residential Development" for a description of many of the Company's developments.

     St. Joe/Arvida's administrative offices are located in Boca Raton, Florida and are leased from a third party.

RESIDENTIAL REAL ESTATE SERVICES

     The administrative offices of ARS are located in Clearwater, Florida. These offices as well as brokerage offices based in 103 locations throughout Florida are leased from third parties.

COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES

     On December 31, 2000, the Company owned 225 acres of land with entitlements for future development of approximately 5.4 million square feet of commercial property.

     On December 31, 2000, the Company owned rental properties totaling 1.7 million square feet.

     All Advantis offices are leased from third parties.

FORESTRY

     The Company owns, primarily in northwestern Florida, over 700,000 acres of planted pine forests and an additional 300,000 acres of mixed timberland, wetlands, lake and canal properties. The forestry segment's administrative offices are based in Port St. Joe, Florida and it owns forestry management facilities, chip plants and pulpwood procurement offices in the following locations:

FORESTRY MANAGEMENT
     FACILITIES       PULPWOOD PROCUREMENT OFFICE   CHIP PLANTS
-------------------   ---------------------------   -----------
  Albany, Georgia        Port St. Joe, Florida     Lowry, Florida
  Hosford, Florida
  Newport, Florida
   Port St. Joe,
       Florida
 West Bay, Florida
Wewahitchka, Florida

TRANSPORTATION

     ANRR owns a three-story building in Port St. Joe, Florida that is partially used for its administrative offices. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. ANRR owns six diesel locomotives, 148 freight cars, as well as work equipment and automotive vehicles.

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

     The Company, under the terms of the various agreements by which it disposed of its sugar assets, is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the Remediation. The Company must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, the Company does not believe the costs of the Remediation will exceed the amount held in escrow. The Company will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million that is held in escrow, the purchasers of the Company's sugar assets will be responsible for the first $0.5 million of the cleanup. The Company will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally. There may be additional remediation that is encountered not previously anticipated, which the Company does not anticipate to be material.

     During the fourth quarter of 2000, the Company became aware of an investigation of the Company's former paper mill site and some adjacent real property in Gulf County, Florida (the "Mill Site") being conducted by the Florida Department of Environmental Protection (the "FDEP"). The real property on which the Company's former paper mill is located is now owned by Smurfit-Stone Container Corporation ("Stone") and the adjacent real property is owned by the Company. The FDEP submitted a "CERCLA Site Discovery/Prescreening Evaluation" to Region IV of the United States Environmental Protection Agency (the "USEPA") in Atlanta on September 26, 2000. Based on this submission, the USEPA included the Mill Site on the "CERCLIS List". The "CERCLIS List" is a list of sites which are to be evaluated to determine whether there is a potential presence of actionable contaminants. The FDEP, under an arrangement with USEPA, is preparing a Preliminary Assessment (the "PA") of the Mill Site. The Company, in cooperation with Stone, has provided the FDEP with information for inclusion in the PA which the Company believes demonstrates no further action is warranted at the Mill Site. Based on current information, the Company does not believe its liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

     Compliance with federal, state and local laws and regulations is a principal goal of the company. The Company continues to cooperate with federal, state and local agencies to ensure its facilities are operated in compliance with applicable environmental laws and regulations. The Company is not aware of any monetary sanctions to be imposed, which, in the aggregate, are likely to exceed $100,000, nor does it currently believe that corrections, if any, will necessitate significant capital outlays or cause material changes in the business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
MATTERS

     The Company had approximately 19,000 beneficial common stockholders of record as of March 12, 2001. The Company's Common Stock is quoted on the New York Stock Exchange ("NYSE") Composite Transactions Tape under the symbol "JOE."

     The range of high and low sales prices for the Common Stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below:

COMMON STOCK PRICE(1)                                          HIGH     LOW
---------------------                                          ----     ---
2000
First Quarter...............................................  $28.94   $23.06
Second Quarter..............................................   31.19    27.38
Third Quarter...............................................   31.00    27.75
Fourth Quarter(2)...........................................   28.31    17.94
1999
First Quarter...............................................   26.00    20.69
Second Quarter..............................................   28.13    23.31
Third Quarter...............................................   27.13    21.00
Fourth Quarter..............................................   24.94    20.63
1998
First Quarter...............................................   36.63    30.11
Second Quarter..............................................   34.13    26.94
Third Quarter...............................................   28.06    18.88
Fourth Quarter..............................................   26.75    20.00

---------------

(1) Prices are rounded to the nearest penny and reflect the 3-for-1 split of the Company's Common Stock on January 12, 1998.
(2) After the close of regular trading on the NYSE on October 9, 2000, the Company distributed to its shareholders all shares of FLA.B Common Stock it owned. The value of the shares distributed was approximately $9.38 per share, and that amount was accordingly subtracted from the price of the Company's stock when the NYSE opened for trading on October 10, 2000.

     On March 12, 2001, the closing sale price of the Company's common stock on the NYSE was $22.17.

DIVIDENDS

     The Company paid aggregate annual cash dividends of approximately $.08, $.02, and $.08 per share to holders of the Common Stock in 2000, 1999, and 1998, respectively. Although the Company has paid dividends in the past, there can be no assurance that such practice will continue in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the notes related thereto included elsewhere herein. The statement of operations data with respect to the years ended December 31, 2000, 1999, and 1998 and the balance sheet data as of December 31, 2000 and 1999 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of operations data with respect to the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                                ----       ----       ----       ----       ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Operating revenues(1).......................  $880,830   $750,412   $392,181   $296,977   $376,693
Operating expenses..........................   638,603    589,588    286,973    215,941    210,385
Corporate expense...........................    25,115     16,361      6,569      6,514     (4,363)
Depreciation and amortization...............    51,783     49,368     38,893     28,732     27,831
Impairment losses...........................     6,455      7,162     10,238         --         --
                                              --------   --------   --------   --------   --------
Operating profit............................   158,874     87,933     49,508     45,790    142,840
Other income................................     8,046     32,910     31,921     41,982     41,773
                                              --------   --------   --------   --------   --------
Income from continuing operations before
  income taxes and minority interest........   166,920    120,843     81,429     87,772    184,613
Income tax expense..........................    56,643     23,961     36,180     37,971     79,311
                                              --------   --------   --------   --------   --------
Income from continuing operations before
  minority interest.........................   110,277     96,882     45,249     49,801    105,302
Minority interest...........................     9,954     19,243     19,117     18,401     14,002
                                              --------   --------   --------   --------   --------
Income from continuing operations...........   100,323     77,639     26,132     31,400     91,300
Income (loss) from discontinued
  operations(2).............................        --      5,364      2,706      4,053     (3,919)
Gain on sale of discontinued
  operations(2).............................        --     41,354         --         --     88,641
                                              --------   --------   --------   --------   --------
Net income..................................  $100,323   $124,357   $ 28,838   $ 35,453   $176,022
                                              ========   ========   ========   ========   ========
PER SHARE DATA:
Basic:
Income from continuing operations...........  $   1.18   $   0.89   $   0.29   $   0.34   $   0.99
Earnings (loss) from discontinued
  operations(2).............................        --       0.06       0.03       0.05      (0.04)
Gain on the sale of discontinued
  operations(2).............................        --       0.47         --         --       0.97
                                              --------   --------   --------   --------   --------
Net income..................................  $   1.18   $   1.42   $   0.32   $   0.39   $   1.92
                                              ========   ========   ========   ========   ========
Diluted:
Income from continuing operations...........  $   1.15   $   0.88   $   0.28   $   0.34   $   0.99
Earnings (loss) from discontinued
  operations(2).............................        --       0.06       0.03       0.04      (0.04)
Gain on the sale of discontinued
  operations(2).............................        --       0.46         --         --       0.97
                                              --------   --------   --------   --------   --------
Net income..................................  $   1.15   $   1.40   $   0.31   $   0.38   $   1.92
                                              ========   ========   ========   ========   ========
Dividends paid..............................  $   0.08       0.02       0.08       0.07       0.07
Special distribution(3).....................        --         --         --       3.67         --
FLA spin-off(4).............................  $   4.64         --         --         --         --

                                                            YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              2000        1999        1998        1997        1996
                                              ----        ----        ----        ----        ----
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and investments(5)...................    203,429     330,045     305,395     516,422     819,761
Investment in real estate.................    491,772     746,933     548,101     459,496     425,718
Property, plant & equipment, net..........     56,077     384,429     358,916     356,012     363,483
Total assets..............................  1,115,021   1,821,627   1,604,269   1,536,768   1,794,811
Total stockholders' equity................    569,084     940,854     883,297     906,804   1,196,941
EBITDA (Gross) Excluding One time
  Items(6)................................    235,093     186,933     136,428     120,578     110,259
EBITDA(Net) Excluding One time Items(6)...    203,399     134,986      91,960      82,040      78,382

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

(4) On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. ("FLA"). To effect the distribution, the company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed pro-rata to the Company's shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company's shareholders received 0.23103369 of a share of FLA.B common stock.

(5) Includes cash, cash equivalents, marketable securities and short-term investments.

(6) The Company uses a supplemental performance measure along with net income to report its operating results. This measure is Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations, and along with net income, is useful in understanding its operating results. Depreciation, amortization, interest expense and all income taxes are excluded from EBITDA (Gross) as well as gains on sales of discontinued operations and gains on the sale of non-strategic land and other assets. Earnings from discontinued operations have been included in EBITDA. Impairment losses and other one-time charges have been excluded from EBITDA. EBITDA (Net) is calculated the same as EBITDA (Gross) except that the 46% non-Company owned portion of FLA's and the 26% non-Company owned portion of St. Joe/Arvida's, pre-tax income, depreciation, amortization and interest are deducted from EBITDA (Gross).

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

FLA SPIN-OFF

     On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. ("FLA"). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed pro-rata to the Company's shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company's shareholders received
0.23103369 of a share of FLA.B common stock. The holders of the new class of FLA common stock will be entitled to elect 80% of the members of the Board of Directors of FLA, but the new FLA common stock will otherwise have substantially identical rights to the existing common stock. The Company did not retain any equity interest in FLA after the spin-off was completed.

     At the closing of the transaction, various service agreements between the Company and FLA's wholly owned subsidiary Flagler Development Company (Flagler), formerly known as Gran Central Corporation, became effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, Flagler will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of Flagler. The terms of these agreements have been approved by both the Company's and FLA's Boards of Directors, and in the judgment of the boards, reflect arms-length terms and conditions typically found in today's marketplace.

DISCONTINUED OPERATIONS

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that Talisman, owned or leased for $133.5 million in cash. Talisman retained the right to farm the land through the 2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999, Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Exchange Agreement allowed Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19.0 million.

     Talisman retained ownership of the sugar mill until August, 1999 when it was sold to a third party. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5.0 million of the purchase price is held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million that is held in escrow, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally. There may be additional remediation that is encountered not previously anticipated, which the Company does not anticipate to be material.

     In addition, approximately $1.7 million of the sales price is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

     The Company recognized $71.8 million in gain ($41.4 million, net of taxes) in 1999 on the combined sale of the land and farming rights.

RESULTS OF OPERATIONS

  Results for 2000 Compared to 1999

     The Company reports revenues from community residential development sales, residential real estate services, land sales, commercial real estate development and services, timber sales, and transportation operations. Real estate revenues are generated from brokerage commissions from sales of real estate, property sales, rental revenues and service fees from management of commercial properties. The Company also reports its equity in earnings of unconsolidated affiliates as revenues. Revenues increased $130.4 million, or 17.4% from $750.4 million in 1999 to $880.8 million in 2000. Community residential development revenues increased $50.8 million to $166.2 million compared to $115.4 million in 1999 due to increased sales activity primarily in northwest Florida. Residential real estate services revenue increased $47.5 million to $257.0 million in 2000, compared to the $209.5 million earned in 1999 due to increased brokerage transactions. Land sales from St. Joe Land Company increased $101.7 million to $105.6 million in 2000 as compared to $3.9 million in 1999. Commercial real estate development and services revenues decreased $48.1 million to $146.4 million, due to Flagler operations included for a partial year, through October 9, 2000, the effective date of the FLA spin-off. Forestry revenues increased $7.9 million to $36.0 million compared to $28.1 million in 1999, primarily due to increased lump sum bid timber sales. Transportation revenues decreased $33.5 million to $167.7 million from $201.2 million in 1999 due to FLA operations being included for a partial year, through October 9, 2000, the effective date of the FLA spin-off. Revenues not attributable to a particular segment were $2.0 million in 2000 as compared to a loss of $2.2 million recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment in 1999.

     Operating expenses for all segments totaled $638.6 million, an increase of $49.0 million, or 8.3% from $589.6 million in 1999. Operating expenses in the community residential development segment increased $44.7 million to $120.8 million for 2000 as compared to $76.1 million in 1999, due to increased sales activity. Operating expenses in the residential real estate services segment increased $42.1 million to $239.0 million compared to $196.9 million in 1999. Land sales had operating expenses of $12.6 million, mostly from cost of property sold. Commercial real estate development and services operating expenses decreased $25.1 million, to $115.7 million primarily due to Flagler operating expenses being included for a partial year. Forestry's operating expenses increased $3.2 million to $21.6 million. Transportation operating expenses decreased $29.8 million, to $127.1 million as a result of FLA being included for a partial year. Prior year transportation operating expenses included special charges of $8.2 million and increased costs due to a new management team being put in place at FLA. There were $1.8 million and $(0.3) million in operating expenses in 2000 and 1999 not attributable to any particular segment, respectively.

     Corporate expense, net, which represents corporate general and administrative expenses, increased $8.7 million, or 53.0% to $25.1 million from $16.4 million in 1999. In 2000 there were costs incurred by the Company totaling $5.5 million relating to the spin-off of FLA compared to $1.0 million of spin-off related costs incurred in 1999. Included in 2000 corporate expense is prepaid pension income of $11.1 million compared to $10.8 million in 1999. The remainder of the increase is primarily due to increased employee salaries and benefits.

     Depreciation and amortization increased $2.4 million, or 4.9% to $51.8 million, the majority of the increase pertaining to increased amortization of goodwill.

     The Company recorded impairment losses totaling $6.5 million in 2000 as compared to $7.2 million in 1999. In 2000, an impairment loss in the amount of $3.4 million was recorded related to the Company's transportation operation Apalachicola Northern Railroad ("ANRR"). Also in 2000, FLA wrote-off goodwill totaling $3.1 million related to its trucking subsidiary. The 1999 impairments related to an investment in a company involved in the entertainment industry of $5.2 million and a $2.0 million note receivable of FLA's subsidiaries.

     Other income was $8.0 million in 2000 compared to $32.9 million in 1999. Other income is made up of investment income, interest expense, gains on sales and dispositions of assets and other income. Investment income was $13.8 million in 2000 compared to $13.0 million in 1999, the increase resulting from higher investment yields. Interest expense was $12.4 million in 2000 compared to $2.9 million in 1999 due to the borrowings on the Company's new revolving credit facility. Gain on sales and dispositions of assets were $1.7 million in 2000 compared to $15.4 million in 1999, resulting primarily from a 1999 timberland sale which had a net gain of $8.7 million. Other income was $5.0 million in 2000 as compared to $7.4 million in 1999.

     Income tax expense on continuing operations totaled $56.6 million in 2000 as compared to $24.0 million for 1999. As a result of the FLA spin-off, the Company reversed its deferred tax liability previously recorded on the undistributed earnings of FLA and consequently, a deferred income tax benefit of $8.9 million was recorded in its 2000 operations. Excluding the $8.9 million, the Company's effective tax rate would be 39% in 2000. During 1999, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. In 1996, the Company sold the majority of its paper operations, which resulted in a substantial reduction in employees. Management, at the time, determined that the over-funded status of the pension plans would probably not be realized other than by a plan termination and reversion of assets. Since 1996, the Company had recorded deferred income tax expense on its pension surplus at the statutory rate plus a 50% excise tax that would be imposed if the company were to liquidate its pension plans and revert the assets back to the Company. In light of events, including several acquisitions, which significantly increased the number of participants in the pension plan, along with plan modifications and the Company's growth strategy, management reevaluated how the pension plan surplus could be utilized. Management believes it is probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its 1999 operations. Income taxes on the change in pension surplus will be recorded at the statutory rate in future periods. Excluding the $26.8 million deferred income tax benefit relating to the pension plan reversal, income tax expense for 1999 would have been $50.8 million for an effective rate of 42%.

     Net income for 2000 was $100.3 million or $1.15 per diluted share compared to $124.4 million, or $1.40 per diluted share in 1999. Results for 1999 included income from discontinued operations of the discontinued sugar operation of $5.4 million. Also included in 1999 was the $41.4 million gain on the disposition of the sugar operation's assets.

  Results for 1999 Compared to 1998

     Revenues increased $358.2 million, or 91.3% from $392.2 million in 1998 to $750.4 million in 1999. Community residential development revenues from property sales increased $109.9 million to $115.4 million due primarily from lot sales at the Retreat in northwest Florida and at its other communities, the April 1999 acquisition of Saussy Burbank, Inc. ("Saussy Burbank"), a North Carolina based homebuilder and a full year of activity from its limited partnership investment in Arvida/JMB Partners, L.P. ("Arvida/JMB"). Residential real estate services revenue increased $130.2 million to $209.5 million in 1999 as a full year of activity is included, compared to the $79.3 million earned in the last five months of 1998 from the date of acquisition of Arvida Realty Services ("ARS"). Land sales from the newly formed St. Joe Land Company were $3.9 million. Commercial real estate development and services revenues increased $125.8 million to $194.5 million, primarily from sales of properties, increased rents and a full year of revenues from Advantis Real Estate Services, Inc. ("Advantis"). Forestry revenues also decreased $5.7 million, to $28.1 million, primarily due to decreased timber and bulk land sales. Transportation revenues decreased $3.5 million to $201.2 million, due to decreased revenues at ANRR. Losses of $2.2 million were recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment.

     Operating expenses for all segments totaled $589.6 million, an increase of $302.6 million, or 105.4% from $287.0 million in 1998. Community residential development operating expenses were $76.1 million for 1999, due to cost of sales of real estate and increased activity, as compared to $10.3 million in 1998. Operating expenses in the residential real estate services segment from ARS increased $123.4 million to $196.9 million as a full year of activity is included, compared to $73.5 million for the five months activity in 1998. Land sales had operating expenses of $.8 million, mostly from cost of property sold. Commercial real estate development and services operating expenses increased $101.1 million, to $140.8 million primarily from increases in cost of property sales and a full year of activity from Advantis. Forestry's operating expenses decreased $.4 million to

$18.4 million. Transportation operating expenses increased $12.7 million, to $156.9 million, primarily due to special charges of $8.2 million and increased costs due to a new management team being put in place at FLA. There were $(0.3) million and $.5 million in operating expenses in 1999 and 1998 not attributable to any particular segment, respectively.

     Corporate expense, which represents corporate general and administrative expenses, increased to $16.4 million from $6.5 million in 1998, with a portion of the increase due to the addition of some key management positions at the Company and a non-recurring charge for employee benefits. Included in 1999 corporate expense is prepaid pension income of $10.8 million compared to $12.8 million in 1998. This had a $2.0 million negative effect on corporate expense for 1999. Additionally, in 1999 there were costs incurred by the Company of $1.0 million relating to the spin-off of FLA.

     Depreciation and amortization increased $10.5 million, or 26.9%, of which $4.8 million of the increase pertains to amortization expense, primarily of goodwill resulting from several 1999 and 1998 acquisitions and the remainder is from increased depreciation primarily from buildings placed into service over the past two years.

     The Company recorded impairment losses totaling of $7.2 million in 1999 as compared to $10.2 million in 1998. The 1999 impairments related to an investment in a company involved in the entertainment industry of $5.2 million and a $2.0 million note receivable of FLA's subsidiaries.

     Other income increased $1.0 million in 1999 from $31.9 million in 1998. Other income is made up of investment income, interest expense, gains on sales and dispositions of assets and other income. Investment income was $13.0 million in 1999, as compared to $20.1 million in 1998, the decrease resulting from the utilization of some of the Company's investments as a source of cash. Gain on sales and dispositions of assets were $15.4 million in 1999, as compared to $8.4 million in 1998, the increase resulting primarily from a timberland bulk land sale which had a net gain of $8.7 million. Other income was $7.4 million in 1999, as compared to $4.2 million in 1998.

     Income tax expense on continuing operations totaled $24.0 million for 1999 as compared to $36.2 million for 1998. During 1999, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. Excluding the $26.8 million deferred income tax benefit relating to the pension plan reversal, income tax expense for 1999 would have been $50.8 million for an effective rate of 42% as compared to an effective tax rate of 44% in 1998, excluding the excise tax effect.

     Net income for 1999 was $124.4 million, or $1.40 per diluted share, compared to $28.8 million, or $0.31 per diluted share in 1998. Results for 1999 and 1998 included income from discontinued operations of the discontinued sugar operation of $5.4 million and $2.7 million, respectively and 1999 also included the $41.4 million gain on the disposition of the sugar operations assets.

DISCONTINUED OPERATIONS

     As a result of the sale of Talisman, sugar operations are reported as a discontinued operation for all periods presented. Revenues for sugar in 1999 increased $3.0 million, or 7.3% from $41.0 million in 1998. Operating expenses decreased slightly to $35.0 million in 1999, as compared to $35.2 million in 1998. Net income for 1999 was $5.4 million as compared to $2.7 million in 1998.

SEGMENT RESULTS OF OPERATIONS

     Community Residential Development

                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              2000        1999        1998
                                                            --------    --------    --------
                                                                    ($ IN MILLIONS)
Revenues..................................................   $166.2      $115.4      $ 5.5
Operating expenses........................................    120.8        76.1       10.3
Depreciation and amortization.............................      0.3        (0.5)        .2
Other income (expense)....................................      0.5        (0.2)       (.1)
Pre-tax income (loss) from continuing operations..........     45.6        39.6       (5.1)
EBITDA, Gross.............................................     47.3        39.7       (4.9)
EBITDA, Net...............................................     47.2        40.3       (3.7)

     The Company's community residential development operations currently consist of community development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB") and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded on the equity method of accounting for investments. These two partnerships develop 20 communities in various stages of planning and development primarily focused in northwest, northeast and central Florida.

     In April 1999, the Company acquired all the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina, for approximately $16.5 million in cash and assumption of debt of $5.5 million. Saussy Burbank builds approximately 250 to 300 homes a year and has operations in the greater Charlotte, Raleigh and Asheville, NC market areas. Saussy Burbank's operations are included in community residential real estate operations since acquisition.

  Results for 2000 compared to 1999

     Total revenues increased $50.8 million, or 44.0% in 2000, to $166.2 million. Operating expenses, including cost of sales and administrative expenses increased $44.7 million, or 58.7% in 2000 to $120.8 million. During 2000, there were 66 lots and 9 multi-family units closed at WaterColor generating gross profit of $18.0 million. Revenues from these sales totaled $36.9 million with related cost of sales of $18.9 million. The average price of a lot sold in 2000 was $335,000 including three Gulf-front lots which sold for an average of $1.2 million each. The average price for a multi-family unit sale in 2000 was $402,000. At the Retreat, the final eight lots of this 90 unit beach club community in Walton County were sold during the first half of 2000 for sales of $3.2 million with related cost of sales of $.2 million. In 1999, sales at the Retreat amounted to $34.5 million. Sales in 2000 at James Island in northeast Florida totaled $27.7 million on closings of 91 units at an average price of approximately $288,000. Related cost of sales at James Island were $25.1 million generating gross profit of $2.6 million. In 1999, James Island had sales of $14.2 million with cost of sales of $13.1 million generating gross profit of $1.1 million. Revenues from 15 of the currently slated 23 riverfront lots at RiverTown in northeast Florida sold in 2000 totaling $4.9 million with cost of sales of $1.1 million. The average price of these lots was $328,000. Other sales in 2000 included land in west Florida totaling $9.9 million with cost of sales of $3.6 million, and housing and lots in the Summerwood, Woodrun, Driftwood and other various developments in west Florida totaling in the aggregate $13.6 million. Related cost of sales for these developments totaled $9.6 million. In 1999, Summerwood, Deerwood, Woodrun and Camp Creek Point had sales aggregating $10.8 million with cost of sales for these developments totaling $6.4 million. Saussy Burbank contributed revenues in 2000 of $52.3 million with related cost of sales of $45.6 million on closing of 254 units at an average price of approximately $206,000. For 1999, Saussy Burbank had sales of $36.5 million with cost of sales of $33.4 million from the date of acquisition.

     Other revenues from management fees and rental income totaled $0.6 million with related costs of $1.3 million in 2000 as compared to $1.6 million in revenues and $1.3 million in related costs in 1999. Other operating expenses include noncapitalizeable administrative costs, marketing costs, deal pursuit costs, and predevelopment costs related to community development and totaled $15.4 million in 2000 as compared to $13.1 million in 1999.

     Income from the Company's investment in Arvida/JMB was $16.1 million in 2000, as compared to $17.8 million in 1999. During 2000, the Company also had income from other joint ventures of $1.0 million compared with $.3 million during 1999.

  Results for 1999 compared to 1998

     Total revenues increased $109.9 million in 1999 to $115.4 million, greater than 100%. During 1999, 82 lots at the Retreat closed representing gross profit of $25.7 million. This beach club resort community includes 90 single-family housing units on 76 acres. Revenues from these sales totaled $34.5 million with related cost of sales of $8.8 million. Other sales in 1999 year included 45 housing units and 10 lot sales in the Summerwood, Deerwood, Woodrun, and Camp Creek Point developments in west Florida totaling $10.8 million with cost of sales of $6.4 million and 51 housing unit sales at James Island, in Northeast Florida totaling $14.2 million with cost of sales of $13.1 million. Saussy Burbank contributed revenues of $36.5 million with cost of sales of $33.4 million since its acquisition in April of 1999. Revenues in 1999 also include $17.8 of income from the Company's investment in Arvida/JMB and other affiliates. Management fees and rental income of $1.6 million were also recorded during 1999. Revenues of $5.5 million in 1998 were contributed from $5.0 million in sales of real estate, including 40 lots sold in the Summerwood, Camp Creek, Deerwood and Woods Phase III developments in West Florida and $.5 million in management fees and rental revenues. Cost of real estate sales in 1998 was $1.3 million relating to sales of 40 lots in the Summerwood, Camp Creek, Deerwood and Woods Phase III developments.

     Other operating expenses include noncapitalizable administrative costs, deal pursuit costs, and predevelopment costs related to the Company's increased activity, which totaled $14.4 million in 1999 as compared to $9.0 million in 1998.

     Residential Real Estate Services

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN MILLIONS)
Revenues....................................................   $257.0     $209.5     $79.3
Operating expenses..........................................    239.0      196.9      73.4
Depreciation and amortization...............................      7.2        5.5       2.2
Other income (expense)......................................      1.9        0.5       0.1
Pre-tax income from continuing operations...................     12.7        7.6       3.8
EBITDA, Net.................................................     20.3       14.0       6.4

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

  Results for 2000 compared to 1999

     Residential real estate services revenues were $257.0 million in 2000, a 22.7% increase over the $209.5 million of revenues in 1999. Realty brokerage revenues in 2000 were attributable to 35,893 closed units as compared to 34,526 closed units in 1999. The average home sales price for 2000 increased to $209,000 as compared to $190,000 in 1999. Operating expenses were $239.0 million in 2000, a 21.4% increase over 1999 operating expenses of $196.9 million. Operating expenses represent commissions paid on real estate transactions, underwriting fees on title policies and administrative expenses of the ARS operation. Included in

1999 operating expenses were $2.2 million of conversion expenses related to the operation's name change from Prudential Florida Realty to ARS in March of 1999. Operating expenses were 93.0% of revenues in 2000, as compared to 94.0% in 1999. ARS currently has 103 offices located throughout Florida.

  Results for 1999 compared to 1998

     For a full year of activity in 1999, ARS had realty brokerage revenues of $209.5 million attributable to 34,526 closed units. Realty brokerage net sales and operating revenues of $79.3 million for the five months that the Company owned ARS in 1998 are attributable to 13,236 closed real estate transaction sales. The average home sales price for 1999 was $190,000 as compared to $177,000 in 1998. Operating expenses of $196.9 million are primarily attributable to commissions paid on real estate transactions and underwriting fees on title policies and $2.2 million of conversion expenses related to the operation's name change from Prudential Florida Realty to ARS in March of 1999. Operating expenses were 94.0% of revenues in 1999, as compared to 92.5% in 1998. ARS made several acquisitions during 1999 to bring its office total to 98.

     Land Sales

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000        1999      1998
                                                              --------    --------    ----
                                                                    ($ IN MILLIONS)
Total revenues..............................................   $105.6       $3.9      $ --
Operating expenses..........................................     12.6         .8        --
Depreciation and amortization...............................     (0.1)        --        --
Other income(expense).......................................       .7         --        --
Pre-tax income from operations..............................     93.6        3.1        --
EBITDA, Net.................................................     93.6        3.1        --

     During 1999, the St. Joe Land Company was created to sell parcels of land, typically 5 to 5,000 acres, from a portion of the total of 800,000 acres of timberland held by the Company in northwest Florida and southwest Georgia. These parcels could be used as large secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses.

     During 2000, the land sales division had revenues of $105.6 million with cost of sales of $10.1 million representing a gross profit of $95.5 million. During 2000, 51,599 acres were sold at an average price of $2,047 per acre. Included in 2000 operations were two conservation land sales. In the third quarter of 2000, the Company sold the State of Florida 8,867 acres of conservation land for $16.3 million with a gross profit of $15.3 million. This wildlife management area sale was designed to protect 10 miles along the Wacissa River located in Jefferson County, Florida. In the fourth quarter of 2000, the Company sold 15,443 acres in southwest Georgia to The Nature Conservancy for $30.5 million with a gross profit of $28.9 million. The land, known as the Chickasawhatchee Swamp, is near Albany, Georgia, and is intended to be conveyed to the Georgia Department of Natural Resources to be used as a wildlife management area.

     During 1999, the St. Joe Land Company sold 19 parcels of land totaling 1,018 acres for $3.9 million or an average price of $3,831 per acre.

     Commercial Real Estate Development and Services

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN MILLIONS)
Revenues....................................................   $146.4     $194.5     $68.7
Operating expenses..........................................    115.7      140.8      39.7
Depreciation and amortization...............................     20.9       18.9      13.1
Other income (expense)......................................     (0.3)        --        .3
Pre-tax income from continuing operations...................      9.5       34.8      16.2
EBITDA, Gross...............................................     31.5       54.1      21.4
EBITDA, Net.................................................     17.9       30.3      16.3

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

  Results for 2000 compared to 1999

     Revenues generated from rental operations in 2000 are from both St. Joe Commercial owned operating properties and through October 9, 2000, Flagler operating properties and FECR owned rental properties.

     Rental revenues generated by St. Joe Commercial owned operating properties were $10.4 million in 2000, with operating expenses relating to these revenues of $6.7 million. St. Joe Commercial had $1.6 million of rental revenues in 1999 with $.5 million in operating expenses related to those revenues. Using tax-deferred proceeds from land sales, St. Joe Commercial has acquired five commercial properties in the Tampa-St. Petersburg, Florida area and one commercial property in Plantation, Florida. As of December 31, 2000, St. Joe Commercial had interests in, either wholly owned or through partnerships, 12 operating properties with 1.7 million total rentable square feet in service. Approximately .6 million square feet of office space is in predevelopment or under construction as of December 31, 2000.

     Rental revenues generated by Flagler owned operating properties and FECR rental properties through October 9, 2000 were $44.8 million, compared to $51.9 million for the full year of 1999. Operating expenses on rental revenues, excluding depreciation, were $14.9 million for 2000, compared to $17.8 million in 1999.

     Operating revenues generated from Advantis totaled $63.0 million in 2000, an increase of 6.6%, compared with $59.1 million in 1999. The increase was primarily due to an increase in office leasing transactions. Advantis expenses were $62.4 million in 2000, an increase of 10.2% compared to $56.6 million in 1999. The increase in operating expense was primarily due to increased brokerage commissions as well as increased office administration costs. Advantis' expenses include commissions paid to brokers, property management expenses, office administration, and construction costs. St. Joe Commercial also had management and development fees earned of $1.9 million in 1999.

     In the first quarter of 2000, St. Joe Commercial sold the Homeside Lending building in Jacksonville, Florida for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million, resulting in a $1.6 million pre-tax gain. Other land sales in 2000 totaled $4.2 million with cost of sales of $3.2 million. In 1999, St. Joe Commercial had land sales of $1.9 million with $1.9 million of gross profit.

     Through October 9, 2000, Flagler sold real estate properties for gross proceeds of $6.7 million with cost of sales of $2.5 million. In 1999 Flagler had revenues of $77.6 million and cost of sales of $56.2 million primarily from the sales of three industrial parks which resulted in a pre-tax gain of $21.0 million ($11.3 million, net of the effect of FLA's minority interest).

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $1.3 million to the commercial real estate segment's revenues during 2000 compared to $2.4 million in 1999.

     General and administrative expenses for the commercial group, which are included in operating expenses, were $11.6 million in 2000 compared to $10.0 million in 1999. Of total general and administrative expenses for 2000, $8.4 million are St. Joe Commercial related and $3.2 million are related to Flagler. For 1999, St. Joe Commercial related expenses were $5.7 million and $4.3 million were related to Flagler.

     Depreciation and amortization was $20.9 million in 2000 compared to $18.9 million in 1999 and was attributable to additional goodwill amortization of $1.2 million and additional depreciation on operating properties of $0.8 million. St. Joe Commercial's increase in depreciation from the addition of operating properties totaled $2.1 million and was offset by a $1.3 million decrease in depreciation on Flagler operating properties due to the partial year results in 2000.

  Results for 1999 compared to 1998

     Revenues generated from rental operations in 1999 were from both St. Joe Commercial owned operating properties and Flagler operating properties and FECR owned rental properties. In 1998, all revenues from rental operations were from Flagler and FECR. Total rental revenues increased to $53.5 million, an 18.6% increase from $45.1 million in 1998.

     Revenues generated by St. Joe owned operating properties were $1.6 million in 1999, while operating expenses relating to these revenues were $.5 million. Revenues from management fees totaled $1.9 million in 1999. As of December 31, 1999, St. Joe had interests in, either wholly-owned or through partnerships, 11 operating buildings with 1.3 million total rentable square feet in service. Approximately .6 million square feet of office and industrial space was under construction as of December 31, 1999.

     Revenues generated by Flagler owned operating properties and FECR rental properties were $51.9 million, a 15.1% increase from $45.1 million in 1998, primarily from increases in same store revenues totaling $7.2 million and new store revenues of $3.4 million. Revenues declined $3.8 million due to buildings sold this year. Operating expenses on rental revenues, excluding depreciation, remained steady at $17.8 million in 1999, the same as 1998.

     Operating revenues generated from Advantis totaled $59.1 million in 1999 compared with $14.5 million for the period of 1998 that Advantis was owned by the Company. Advantis expenses increased $42.8 million to $56.3 million for a full year of activity from $13.5 million in 1998. Advantis' expenses include commissions paid to brokers, property management expenses and construction costs.

     In 1999, Flagler sold real estate properties for gross proceeds of $77.6 million as compared to $7.9 million in 1998. The majority of the revenues were from the sale of three industrial parks, Gran Park at McCahill, Gran Park at Lewis Terminals, and Gran Park at Interstate South which resulted in a pre-tax gain of $21.0 million ($11.3 million, net of the effect of FLA's minority interest). Costs of these sales totaled $56.2 million, an increase of $53.6 million from $2.6 million in 1998. These industrial parks consisted of 16 buildings with 1.5 million square feet.

     The Company had investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $2.4 million to the commercial real estate segment's revenues during 1999 compared to $1.2 million in 1998. The majority of these revenues came from the Company's investments in Deerfield Park, LLC, located in Atlanta, Georgia and the Codina Group in South Florida.

     General and administrative expenses for the commercial group, which are included in operating expenses, increased $4.2 million to $10.0 million from $5.8 million in 1998. Of total general and administrative expenses for 1999, $5.7 million were St. Joe related and $4.3 million were related to Flagler. This increase is due to an increase in personnel, projects and activities being carried on by the commercial group in 1999, along with increased responsibility for additional properties put into service in 1999.

     Depreciation and amortization rose by $5.8 million and is attributable to goodwill amortization as a result of the acquisitions including the Advantis businesses of $2.5 million and additional depreciation on operating properties of $3.3 million.

     Forestry

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
                                                                      ($ IN MILLIONS)
Revenues....................................................   $36.0       $28.1       $33.8
Operating expenses..........................................    21.6        18.4        18.8
Depreciation and amortization...............................     3.2         2.3         2.4
Other income (expense)......................................     2.5        11.3         2.2
Pre-tax income from continuing operations...................    13.5        18.7        14.8
EBITDA, Net.................................................    16.7        12.2        17.1

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

  Results for 2000 compared to 1999

     Total revenues for 2000 increased $7.9 million, or 28.1%, to $36.0 million compared to 1999 revenues of $28.1 million. Sales under the fiber agreement were $16.5 million (682,000 tons) in 2000 as compared to $18.2 million (643,000 tons) in 1999. The lower sales generated in 2000 compared to 1999 relates to lower delivered price of wood per the terms of the fiber agreement, since pulpwood prices have fallen over the past four quarters. Sales to other customers increased to $18.5 million (678,000 tons) in 2000 from $9.4 million (376,000 tons) in 1999. In the first quarter of 2000, the Company conducted several lump sum bid timber sales to take advantage of favorable market conditions. The Company did not conduct such sales in 1999, as the market conditions were not favorable for such sales. Revenues in 2000 include bulk land sales of $1.0 million compared to $0.5 million in 1999.

     Operating expenses in 2000 increased $3.2 million, or 17.4%, to $21.6 million. Cost of sales, included in operating expenses, increased $3.1 million, or 18.6%, to $19.8 million compared to 1999 due to higher harvest volumes. Cost of sales as a percentage of sales were lower in 2000 than in 1999, due to the lump sum timber sales in 2000, which do not incur cut and haul charges. Other operating expenses were $1.8 million in 2000 and $1.7 million in 1999.

  Results for 1999 compared to 1998

     Total timber revenues decreased $5.7 million in 1999 to $28.1 million, or 17%, compared to 1998. Timber sales decreased $3.5 million and bulk land and timber sales decreased $2.2 million from the prior year. Sales to FCP were $18.2 million (642,806 tons) in 1999 as compared to $19.1 million (664,784 tons) in 1998. Sales to other customers decreased $2.6 million in 1999 to $9.4 million (375,726 tons) as compared to $12.0 million (474,085 tons) in 1998. During 1998, the Company conducted several lump sum bid timber sales to take advantage of favorable market conditions, which was not the case in 1999. Revenues in 1999 include bulk land and timber sales of $0.5 million, as compared to $2.7 million in bulk land and timber sales in 1998.

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

     TRANSPORTATION

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                     ($ IN MILLIONS)
Revenues....................................................   $167.7     $201.2     $204.7
Operating expenses..........................................    127.1      156.9      144.2
Depreciation and amortization...............................     16.8       19.8       18.8
Impairment loss.............................................      6.4        0.0        8.0
Other income (expense)......................................      3.0        1.1        0.8
Pre-tax income from continuing operations...................     20.4       25.6       34.5
EBITDA, Gross...............................................     33.9       51.8       61.0
EBITDA, Net.................................................     18.3       30.8       34.0

     The Company's transportation operations consist of ANRR and, through October 9, 2000, the effective date of the spin-off of FLA, the operations of Florida East Coast Railway Company ("FECR"), International Transit, Inc. ("ITI"), and EPIK Communications Incorporated ("EPIK"), FLA's telecommunications division.

  Results for 2000 compared to 1999

     FLA's transportation operating revenues were $154.9 million through October 9, 2000 compared to $194.6 million for the full year of 1999. FLA's operating expenses were $124.1 million through October 9, 2000 as compared to 151.8 million in 1999. Included in 2000 operating expenses are restructuring and other costs totaling $2.2 million associated with revamping ITI. In addition, FLA recorded a $3.1 million impairment loss related to the write-off of ITI's goodwill. Included in 1999 results was $8.2 million in special charges that FECR took in the second quarter of 1999 relating to a reorganization and workforce reduction in its railway operations.

     ANRR's operations reflect the lost traffic due to the FCP mill shutdown in 1998 and from lost traffic from Seminole Electric Cooperative, Inc. ("Seminole"). Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe. Florida to Chattahoochee, Florida. ANRR subsequently filed suit to enforce the contract. ANRR's workforce was reduced significantly, commensurate with the loss in traffic. In December 2000, ANRR settled the contract dispute with Seminole and received $10.0 million, which has been included in revenues in 2000.

     ANRR's operating revenues increased $6.3 million, or 96.9% to $12.8 million in 2000 as compared to $6.5 million in 1999. Included in 2000 operating revenues is the $10.0 million settlement received by ANRR from Seminole and contractual payments from Seminole of $.6 million. In 1999, included in the $6.5 million of revenues recorded by ANRR were contractual payments from Seminole of $4.5 million. ANRR's operating expenses decreased $1.5 million to $3.0 million in 2000 as compared to $4.5 million in 1999. In addition, the Company recorded a $3.4 million impairment loss in 2000 to reflect the current net realizable value of ANRR's net assets. The Company is currently working to develop new commerce at Port St. Joe and along the ANRR line, which could utilize ANRR's freight handling capacity.

  Results for 1999 compared to 1998

     FLA's operating revenues decreased $0.2 million to $194.6 million for 1999 as compared to $194.8 million for 1998. FLA's transportation segment's operating expenses increased $15.3 million, or 11% to $151.8 million, compared to $136.5 million in 1998. Exclusive of the special charges totaling $8.2 million, the increase of $7.1 million relates to increases in transportation's general and administrative expenses due to a new management team being put in place, the setup of the new telecom division and the settlement of a 1997 lawsuit for $2.7 million.

     ANRR's operating revenues were $6.5 million reflecting a decrease in revenues of $3.4 million, or 34%, due to lost traffic due to the FCP mill shutdown and from lost traffic from ANRR's largest customer, Seminole. In 1999, included in the $6.5 million of revenues recorded by ANRR were contractual payments from Seminole of $4.5 million. These payments ceased during the first quarter of 2000. ANRR's workforce was reduced significantly, commensurate with its loss in traffic. ANRR's operating expenses decreased $2.4 million commensurate with the reduction in their workforce and traffic.

FINANCIAL POSITION AND CAPITAL RESOURCES

     In August 1998, the Company's Board of Directors authorized $150 million for the repurchase of outstanding common stock through open-market purchases. During the first quarter of 2000, the Company completed this program having purchased 6.5 million shares at an average price of $23.13. In February 2000, the St. Joe Board of Directors authorized a second $150 million stock repurchase plan and the Company has purchased 2.0 million shares as of December 31, 2000 (.6 million shares pre-spin at an average price of $27.95 per share, 1.4 million shares post-spin at an average price of $20.98 per share) under this program. In December, 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the "Trust"), the majority stockholder of the Company, and the Trust's beneficiary, The Nemours Foundation (the "Foundation"), to participate in the St. Joe Stock Repurchase Program for a 90-day period. As of December 31, 2000, the Company had repurchased 0.4 million shares from the Trust at an average price of $20.98. The Board believes that the current price of the Company's common shares does not reflect the value of the Company's assets or its future prospects. The Company's goal remains to repurchase from the public, on average, approximately one million shares per quarter over the next several quarters.

     Cash used in operations in 2000 was $6.2 million. Included in cash flows from operations were expenditures of $196.4 million relating to its community residential development segment.

     Capital expenditures, other than community residential development expenditures, in 2000 were $254.0 million consisting of building acquisitions, real estate development and FLA transportation and telecom expenditures. Excluding expenditures related to FLA, the Company expended $100.0 million, primarily for commercial property acquisitions and development.

     During 2000, the Company obtained a $250 million line of credit of which it has drawn $115 million as of December 31, 2000. The $250 million credit facility has an initial term of 2 years. This facility will be available for general corporate purposes, including repurchases of the Company's outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions.

     Management believes that its financial condition is strong and that its cash, investments, other liquid assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses including the continued investment in real estate developments.

     For 1999, cash provided by operations was $55.1 million. Included in cash flows from operations were expenditures of $60.1 million relating to its community residential development segment. During 1999, the Company received $152.5 million, net of closing costs of $1.8 million, from the proceeds of the sale of the Talisman land and farming rights. Significant proceeds from investing activities were also received from the sales of Flagler's industrial parks in 1999, sales of investment securities and from the timberland sale to the State of Florida and the monetization of the Company's equity securities in the transaction described below. Capital expenditures in 1999 were $45.7 million.

     During 1999 and 1998, the Company utilized hedging strategies that minimized the risk of loss in its investments in equity securities. In early 1999, the Company used the hedged positions as collateral for a line of credit. On October 15, 1999, the Company settled the hedge positions for a pre-tax gain of $5.0 million and terminated the line of credit related to these securities. Simultaneously, the Company entered into a three-year forward sale transaction with a major financial institution that will lead to the ultimate disposition of the securities. Under the forward sale agreement, the Company received approximately $111.1 million in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of these equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities will continue to be recorded at fair value on the balance sheet with additional unrealized gains and losses, net of tax, being recorded through other comprehensive income. The Company recorded a liability in long-term debt for approximately $111.1 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. On October 15, 2002, the liability will be $139.4 million plus any appreciation in the securities beyond the first 20%. The balance of this liability on December 31, 2000 was $121.7 million and is included in long-term debt.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 138"), an amendment to FAS 133, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 138 and 133 establish accounting and reporting standards for derivative instruments and hedging activities. FAS 138 and 133 requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted FAS 138 and 133 on January 1, 2001. The cumulative effect of the adoption of these standards, recorded as a separate component of other comprehensive income at January 1, 2001, was approximately $10.5 million, net of income taxes. The impact on the statement of operations for the adoption of FAS 138 and 133 was not material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk related to the Company's long-term debt. In March 2000, the Company entered into a senior unsecured revolving credit facility for up to $200.0 million, which was increased to $250.0 million in September 2000 and matures in March 2002. As of December 31, 2000, $115.0 million was outstanding. This debt accrues interest at different rates based on timing of the loan and the Company's preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate ("LIBOR") plus a LIBOR margin in effect at the time of the loan. This loan subjects the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

     In addition, in order to minimize the Company's price risk related to its equity securities, the Company entered into a three year forward sale transaction in 1999 that will lead to the ultimate disposition of the securities on October 15, 2002. The Company received approximately $111.1 million in cash at the time of transaction. The agreement allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value increase. Conversely, if the value of the securities decreases below their value on October 15, 1999, the Company retains no additional liability.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and its long-term debt. The weighted average interest rates for the various fixed rate investments and its long-term debt are based on the actual rates as of December 31, 2000.

                                                EXPECTED CONTRACTUAL MATURITIES
                                      ----------------------------------------------------                             FAIR
                                        2001       2002       2003       2004       2005     THEREAFTER    TOTAL      VALUE
                                        ----       ----       ----       ----       ----     ----------    -----      -----
INVESTMENTS
  Certificates of Deposit...........  $30,101    $     --    $  --      $  --      $  --      $    --     $ 30,101   $ 30,101
      Wtd. Avg. Interest Rate.......     6.41%         --       --         --         --           --         6.41%
  Equity Securities and Options.....                1,524       --         --         --           --        1,524    121,717
LONG-TERM DEBT
VARIABLE RATE
  Minimum Liability on Forward Sale
    of Equity Securities............       --     121,717       --         --         --           --      121,717    121,717
      Wtd. Avg. Interest Rate.......       --        7.90%      --         --         --           --         7.90%
  Senior Revolving Credit
    Agreement.......................       --     115,000       --         --         --           --      115,000    115,000
      Wtd. Avg. Interest Rate.......                 7.75%      --         --         --           --         7.75%
  Revolving Credit Agreement........   30,101          --       --         --         --           --       30,101     30,101
      Wtd. Avg. Interest Rate.......     1.50%         --       --         --         --           --         1.50%
  Other Long-term debt..............    2,596         434       --         --         --           --        3,030      3,030
      Wtd. Avg. Interest Rate.......     6.00%       6.00%                 --         --           --         6.00%
FIXED RATE
  Non-recourse Mortgage debt........      344         400      431        465        503       24,857       27,000     27,000
      Wtd. Avg. Interest Rate.......     7.67%       7.67%    7.67%      7.67%      7.67%        7.67%        7.67%

     As the table incorporates only those exposures that exist as of December 31, 2000, it does not consider exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss will depend on future changes in interest rate and market values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements on pages F-2 to F-21, inclusive and the Independent Auditors' Report on page F-1 are filed as part of this Report and incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of St. Joe to be held on May 15, 2001 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

     (B) Reports on Form 8-K

     1. Item 9 -- Analyst Presentation -- October 23, 2000

     2. Item 9 -- Supplemental Information -- February 15, 2001

     3. Item 9 -- Analyst Presentation -- February 22, 2001

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Item 14(A) 1. and 2.

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Income...........................  F-3
Consolidated Statements of Changes in Stockholders'
  Equity....................................................  F-4
Consolidated Statements of Cash Flow........................  F-5
Notes to Consolidated Financial Statements..................  F-6
Independent Auditors' Report -- Financial Statement
  Schedule..................................................  S-1
Schedule III -- Real Estate and Accumulated Depreciation....  S-2

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
               1997(Incorporated herein by reference to Exhibits filed with the Company's Prospectus filed February 11, 1998 under Rule
               424 (b))

EXHIBIT
NUMBER
-------
 10.02     --  Employment Agreement of Robert M. Rhodes, dated November 5,
               1997 (Incorporated herein by reference to Exhibits filed
               with the Company's Prospectus filed February 11, 1998 under
               Rule 424 (b))
 10.03     --  Form of Severance Agreement (Incorporated herein by
               reference to Exhibits filed with the Company's Prospectus
               filed February 11, 1998 under Rule 424 (b))
 10.04     --  Distribution and Recapitalization Agreement (Incorporated
               herein by reference to Exhibits filed in the Registrant's
               Quarterly Report on Form 10-Q for the first quarter ended
               September 30, 1999.)
 10.05     --  Indemnification Agreement (Incorporated herein by reference to Exhibits filed in the Registrant's Quarterly Report on
               Form 10-Q for the first quarter ended September 30, 1999.)
 10.06     --  Master Agreement (Incorporated herein by reference to
               Exhibits filed in the Registrant's Quarterly Report on Form
               10-Q for the first quarter ended September 30, 1999.)
 10.07     --  Amended and Restated Master Agreement*
 21.01     --  Subsidiaries of The St. Joe Company*
 23.01     --  Independent Auditors Consent*
 99.01     --  Supplemental Calculation of Selected Consolidated Financial
               Data*

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

                                          The St. Joe Company

                                          By: /s/ Kevin M. Twomey
                                          ------------------------------------
                                            Kevin M. Twomey
                                            President, Chief Operating Officer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

Dated:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

              /s/ Peter S. Rummell                Chairman of the Board                March 13, 2001
------------------------------------------------    Chief Executive Officer
                Peter S. Rummell                    (Principal Executive Officer)

              /s/ Kevin M. Twomey                 President, Chief Operating Officer   March 15, 2001
------------------------------------------------    Chief Financial Officer
                Kevin M. Twomey                     (Principal Financial Officer)

             /s/ Janna L. Connolly                Vice President and Controller        March 15, 2001
------------------------------------------------    (Principal Accounting Officer)
               Janna L. Connolly

             /s/ Michael L. Ainslie               Director                             March 13, 2001
------------------------------------------------
               Michael L. Ainslie

               /s/ Hugh M. Durden                 Director                             March 13, 2001
------------------------------------------------
                 Hugh M. Durden

                /s/ John S. Lord                  Director                             March 13, 2001
------------------------------------------------
                  John S. Lord

             /s/ Herbert H. Peyton                Director                             March 13, 2001
------------------------------------------------
               Herbert H. Peyton

              /s/ John J. Quindlen                Director                             March 13, 2001
------------------------------------------------
                John J. Quindlen

              /s/ Walter L. Revell                Director                             March 13, 2001
------------------------------------------------
                Walter L. Revell

             /s/ Frank S. Shaw, Jr.               Director                             March 13, 2001
------------------------------------------------
               Frank S. Shaw, Jr.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----

            /s/ Winfred L. Thornton               Director                             March 13, 2001
------------------------------------------------
              Winfred L. Thornton

               /s/ John D. Uible                  Director                             March 15, 2001
------------------------------------------------
                 John D. Uible

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The St. Joe Company:

     We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flow for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Jacksonville, Florida
February 6, 2001

                              THE ST. JOE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   51,605   $   71,987
  Short-term investments....................................      30,101       69,174
  Accounts receivable.......................................      45,328       38,805
  Inventory.................................................         357        6,360
  Other assets..............................................      13,555       11,158
                                                              ----------   ----------
          Total current assets..............................     140,946      197,484
                                                              ----------   ----------
INVESTMENTS AND OTHER ASSETS:
  Marketable securities.....................................     121,723      188,884
  Investment in unconsolidated affiliates...................      73,997       80,652
  Prepaid pension asset.....................................      74,967       63,771
  Goodwill..................................................     138,115      138,392
  Other assets..............................................      17,424       20,867
  Net assets of discontinued operations.....................          --          215
                                                              ----------   ----------
          Total investments and other assets................     426,226      492,781
                                                              ----------   ----------
Investment in real estate...................................     491,772      746,933
Property, plant and equipment, net..........................      56,077      384,429
                                                              ----------   ----------
          Total assets......................................  $1,115,021   $1,821,627
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   37,662   $   45,697
  Accrued liabilities.......................................      38,683       48,445
  Income tax payable........................................       5,057        6,196
  Current portion of long-term debt.........................      33,041       31,250
                                                              ----------   ----------
          Total current liabilities.........................     114,443      131,588
Other liabilities...........................................       9,660       17,705
Deferred income taxes.......................................     155,161      278,513
Long-term debt..............................................     263,807      115,974
Minority interest in consolidated subsidiaries..............       2,866      336,993
                                                              ----------   ----------
          Total liabilities.................................     545,937      880,773
                                                              ----------   ----------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 180,000,000 shares authorized;
     92,709,185 and 91,697,811 issued at December 31, 2000
     and 1999...............................................      31,181       13,170
  Retained earnings.........................................     661,500      961,819
  Accumulated other comprehensive income....................      78,129       90,597
  Restricted stock deferred compensation....................      (2,257)      (3,564)
  Treasury stock at cost, 8,782,893 and 5,265,827 shares
     held at December 31, 2000 and 1999.....................    (199,469)    (121,168)
                                                              ----------   ----------
          Total stockholders' equity........................     569,084      940,854
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,115,021   $1,821,627
                                                              ==========   ==========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS EXCEPT PER
                                                                       SHARE AMOUNTS)
Operating revenues..........................................  $880,830    $750,412    $392,181
                                                              --------    --------    --------
Expenses:
  Operating expenses........................................   638,603     589,588     286,973
  Corporate expense, net....................................    25,115      16,361       6,569
  Depreciation and amortization.............................    51,783      49,368      38,893
  Impairment losses.........................................     6,455       7,162      10,238
                                                              --------    --------    --------
          Total expenses....................................   721,956     662,479     342,673
                                                              --------    --------    --------
          Operating profit..................................   158,874      87,933      49,508
                                                              --------    --------    --------
Other income:
  Investment income, net....................................    13,784      13,006      20,118
  Interest expense..........................................   (12,402)     (2,895)       (804)
  Gains on sales and other dispositions of assets...........     1,677      15,360       8,362
  Other, net................................................     4,987       7,439       4,245
                                                              --------    --------    --------
          Total other income................................     8,046      32,910      31,921
                                                              --------    --------    --------
Income from continuing operations before income taxes and
  minority interest.........................................   166,920     120,843      81,429
                                                              --------    --------    --------
Income tax expense (benefit):
  Current...................................................    32,893      35,467      23,569
  Deferred..................................................    23,750     (11,506)     12,611
                                                              --------    --------    --------
          Total income tax expense..........................    56,643      23,961      36,180
                                                              --------    --------    --------
Income from continuing operations before minority
  interest..................................................   110,277      96,882      45,249
Minority interest...........................................     9,954      19,243      19,117
                                                              --------    --------    --------
Income from continuing operations...........................   100,323      77,639      26,132
                                                              --------    --------    --------
Income from discontinued operations:
  Earnings from discontinued operations (net of income taxes
     of $3,368, and $1,699, respectively)...................        --       5,364       2,706
  Gain on sale of discontinued operations, net of income
     taxes of $30,477.......................................        --      41,354          --
                                                              --------    --------    --------
          Net income........................................  $100,323    $124,357    $ 28,838
                                                              ========    ========    ========
EARNINGS PER SHARE
Basic
Income from continuing operations...........................  $   1.18    $   0.89    $   0.29
Earnings from discontinued operations.......................        --        0.06        0.03
Gain on sale of discontinued operations.....................        --        0.47          --
                                                              --------    --------    --------
          Net income........................................  $   1.18    $   1.42    $   0.32
                                                              ========    ========    ========
Diluted
Income from continuing operations...........................  $   1.15    $   0.88    $   0.28
Earnings from discontinued operations.......................        --        0.06        0.03
Gain on sale of discontinued operations.....................        --        0.46          --
                                                              --------    --------    --------
          Net income........................................  $   1.15    $   1.40    $   0.31
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       COMMON STOCK                  ACCUMULATED OTHER   RESTRICTED STOCK
                                   --------------------   RETAINED     COMPREHENSIVE         DEFERRED       TREASURY
                                     SHARES     AMOUNT    EARNINGS        INCOME           COMPENSATION      SHARES       TOTAL
                                   ----------   -------   --------   -----------------   ----------------   ---------   ---------
Balance at December 31, 1997.....  91,697,811   $13,054   $817,663       $ 79,559            $(3,472)       $      --   $ 906,804
                                   ----------   -------   --------       --------            -------        ---------   ---------
Comprehensive income:
  Net income.....................          --        --     28,838             --                 --               --      28,838
  Increase in net unrealized gain
    on available-for-sale
    securities, net of tax of
    $4,781.......................          --        --         --          8,641                 --               --       8,641
                                                                                                                        ---------
        Total comprehensive
          income.................          --        --         --             --                 --               --      37,479
                                                                                                                        ---------
Dividends ($.08 per share).......          --        --     (7,274)            --                 --               --      (7,274)
Amortization of restricted stock
  deferred compensation..........          --        --         --             --                868               --         868
Purchase of treasury shares......  (2,543,590)       --         --             --                 --          (54,580)    (54,580)
                                   ----------   -------   --------       --------            -------        ---------   ---------
Balance at December 31, 1998.....  89,154,221    13,054    839,227         88,200             (2,604)         (54,580)    883,297
                                   ----------   -------   --------       --------            -------        ---------   ---------
Comprehensive income:
  Net income.....................          --        --    124,357             --                 --               --     124,357
  Increase in net unrealized gain
    on available-for-sale
    securities, net of tax of
    $1,312.......................          --        --         --          2,397                 --               --       2,397
                                                                                                                        ---------
        Total comprehensive
          income.................          --        --         --             --                 --               --     126,754
                                                                                                                        ---------
Dividends ($.02 per share).......          --        --     (1,765)            --                 --               --      (1,765)
Increase in restricted stock
  deferred compensation..........     100,000        --         --             --             (2,194)           2,194          --
Issuance of common stock.........      32,853       116         --             --                 --              750         866
Amortization of restricted stock
  deferred compensation..........          --        --         --             --              1,234               --       1,234
Purchase of treasury shares......  (2,855,090)       --         --             --                 --          (69,532)    (69,532)
                                   ----------   -------   --------       --------            -------        ---------   ---------
Balance at December 31, 1999.....  86,431,984    13,170    961,819         90,597             (3,564)        (121,168)    940,854
                                   ----------   -------   --------       --------            -------        ---------   ---------
Comprehensive income:
  Net income.....................          --        --    100,323             --                 --               --     100,323
  Increase in net unrealized gain
    on available-for-sale
    securities, net of tax of
    $14,344......................          --        --         --        (12,834)                --               --     (12,834)
                                                                                                                        ---------
        Total comprehensive
          income.................          --        --         --             --                 --               --      87,489
                                                                                                                        ---------
Dividends ($.08 per share).......          --        --     (6,816)            --                 --               --      (6,816)
Spin-off of Florida East Coast
  Industries.....................          --        --   (393,826)           366                 --               --    (393,460)
Issuance of common stock.........   1,011,374    18,011         --             --                 --              326      18,337
Amortization of restricted stock
  deferred compensation..........          --        --         --             --              1,307               --       1,307
Purchase of treasury shares......  (3,517,066)       --         --             --                 --          (78,627)    (78,627)
                                   ----------   -------   --------       --------            -------        ---------   ---------
Balance at December 31, 2000.....  83,926,292   $31,181   $661,500       $ 78,129            $(2,257)       $(199,469)  $ 569,084
                                   ==========   =======   ========       ========            =======        =========   =========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000        1999         1998
                                                              ---------   ---------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 100,323   $ 124,357   $   28,838
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................     51,783      49,368       38,893
    Minority interest in income.............................      9,954      19,243       19,117
    Gain on sale of property and investments................   (106,764)    (28,039)      (6,193)
    Equity in unconsolidated affiliates.....................    (18,217)    (20,470)      (1,925)
    Gain on sale of discontinued operations.................         --     (41,354)          --
    Deferred income tax (benefit) expense...................     23,750     (11,506)      12,611
    Impairment losses.......................................      6,455       7,162       10,238
    Purchases and maturities of trading investments, net....     25,040     (14,234)     (34,755)
    Cost of community residential properties................     99,672      24,339        1,138
    Expenditures for community residential properties.......   (196,382)    (60,078)     (10,816)
    Distributions from community residential unconsolidated
       affiliates...........................................     17,623      19,428           --
    Changes in operating assets and liabilities:
       Accounts receivable..................................    (36,705)      1,004        6,676
       Inventory............................................      1,903       5,046        1,376
       Other assets.........................................    (36,516)    (24,701)     (17,221)
       Accounts payable, accrued liabilities, and other.....     49,624     (29,451)       3,490
       Income taxes payable.................................      2,062       7,408       (3,513)
       Discontinued operations-noncash charges and working
         capital changes....................................        215      27,610        2,457
                                                              ---------   ---------   ----------
Net cash (used in) provided by operating activities.........     (6,180)     55,132       50,411
Cash flows from investing activities:
  Purchases of property, plant and equipment................   (135,590)    (45,673)     (28,368)
  Purchases of investments in real estate...................   (118,367)   (236,083)     (95,895)
  Purchases of investments -- Available for sale............     (7,359)   (142,992)    (972,047)
  Investments in joint ventures and purchase business
    acquisitions, net of cash received......................    (21,071)    (49,433)    (148,859)
  Proceeds from dispositions of assets......................    143,465      95,510        3,589
  Proceeds from sale of discontinued operations.............         --     150,682           --
  Maturities and redemptions of investments -- Available for
    sale....................................................     40,404     167,197    1,134,449
  Distributions from unconsolidated affiliates..............      1,875       4,516           --
                                                              ---------   ---------   ----------
Net cash used in investing activities.......................    (96,643)    (56,276)    (107,131)
Cash flows from financing activities:
  Proceeds from long-term debt, net.........................    149,455     106,992          872
  Issuance of common stock..................................     18,337          --           --
  Dividends paid to stockholders............................     (6,816)     (1,765)      (7,274)
  Dividends paid to minority interest.......................       (980)     (1,672)      (1,668)
  Proceeds of spin-off transaction, net.....................      1,072          --           --
  Treasury stock purchased..................................    (78,627)    (69,532)     (54,580)
                                                              ---------   ---------   ----------
Net cash provided by (used in) financing activities.........     82,441      34,023      (62,650)
Net increase (decrease) in cash and cash equivalents........    (20,382)     32,879     (119,370)
Cash and cash equivalents at beginning of year..............     71,987      39,108      158,478
                                                              ---------   ---------   ----------
Cash and cash equivalents at end of year....................  $  51,605   $  71,987   $   39,108
                                                              =========   =========   ==========

                See notes to consolidated financial statements.

                              THE ST. JOE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS

     The St. Joe Company, (the "Company") is a real estate operating company primarily engaged in community residential, commercial, hospitality and leisure resort development, along with residential and commercial real estate services and land sales. The Company also has significant interests in timber and a transportation operation. Until recently, the Company also had ongoing sugar operations, which it discontinued for accounting purposes in the fourth quarter of 1998 and ceased all operations by the end of 1999. While the Company's real estate operations are in various states throughout the southeast, the majority of the real estate operations, as well as the transportation operation, are principally within the state of Florida. Forestry has operations in both Florida and Georgia. Consequently, the Company's performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

  FLA Spin-off

     On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. ("FLA"). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed pro-rata to the Company's shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company's shareholders received
0.23103369 of a share of FLA.B common stock. The holders of the new class of FLA common stock will be entitled to elect 80% of the members of the Board of Directors of FLA, but the new FLA common stock will otherwise have substantially identical rights to the existing common stock. The Company did not retain any equity interest in FLA after the spin-off. The December 31, 2000 balance sheet reflects the deconsolidation and dividend distribution at net book value of the Company's 54% equity interest in FLA as of October 9, 2000, which totaled $393,460. The results of operations of FLA have been included in the Company's consolidated results of operations through October 9, 2000.

     In contemplating the spin-off, the Company and FLA entered into an Amended and Restated Master Agreement, which provides for several property management and development service agreements between the two companies. In consideration of FLA's execution of the Amended and Restated Master Agreement, the Company agreed to pay to FLA the sum of $6,000 in three annual installments, the first installment being paid on October 9, 2000. Each installment will be amortized to expense over the one-year period following the date of payment. In addition, in consideration of the abandonment by the Company of its entitlement to become a 50% joint venture partner in certain properties previously agreed to between the Company and FLA, FLA paid to the Company the sum of $5,323 on the effective date of the spin-off. Such amount has been included in the dividend distribution. Other costs related to the spin-off which amounted to $5,100 and $1,000 for 2000 and 1999, respectively, were expensed as incurred.

  Real Estate

     The Company currently conducts its real estate operations in four principal segments: community residential development, residential real estate services, commercial development and management and land sales. The Company's community residential development division owns large tracts of land in west Florida near Tallahassee, Florida and northwest Florida including significant Gulf of Mexico frontage. The Company is developing and managing residential communities on certain lands owned by the Company, as well as through its 74% owned limited partnership, St. Joe/Arvida Company, L.P. ("Arvida"). The Company also has a 26% interest in the limited partnership interests of Arvida/JMB Partners, L.P., a limited partnership that is developing Weston, a residential community in Florida. During 1999, The Company also acquired Saussy Burbank, Inc., ("Saussy Burbank") a homebuilder located in Charlotte N.C.

                              THE ST. JOE COMPANY

     The Company owns a residential real estate brokerage, sales and services business in Florida through its acquisition of Arvida Realty Services ("ARS"). The Company owns and develops commercial properties through several wholly owned subsidiaries and partnership ventures. Prior to the FLA spin-off the Company also owned and developed commercial properties through Flagler. Through the Company's wholly owned subsidiary, Advantis Real Estate Services Inc. ("Advantis"), the Company provides commercial real estate services including brokerage, property management and construction management. The Company is also a partner in several joint ventures that develop and manage commercial property in Florida, Georgia and Texas. The St. Joe Land Company ("St. Joe Land") was created during 1999 to sell parcels of land from a portion of the total of 800,000 acres of timberland held by the Company in northwest Florida and southwest Georgia. In 1999, the Company also started a hospitality development group that offers fee-based development services for hospitality real estate projects including hotels, resorts, and timeshare facilities.

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

     After the closure of the mill for several months in 1997, the Company renegotiated its 15 year supply contract with FCP to allow it to supply pulpwood to the mill at a level (700,000 tons per year beginning June 1, 1998) significantly lower than historical levels. In August of 1998, FCP shut down its mill in Port St. Joe, Florida. Under the terms of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood to another mill in Panama City, Florida. Sales of pulpwood resumed in November of 1998 and continued through June 30, 2000 with no significant loss in volume of sales. FCP filed for protection from its creditors in the Federal Bankruptcy Court for the District of Delaware. Pursuant to an order entered by the Bankruptcy Court, the amended fiber supply agreement was terminated, effective June 30, 2000. On July 1, 2000, a new fiber agreement with the surviving entity, Jefferson Smurfit (U.S.), also known as Smurfit-Stone Container Corporation, went into effect. The agreement is for twelve years and it requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. 311,870 acres are encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

     The Company intends to extend growing periods for certain portions of its timber and to sell such timber in the form of higher-margin products, which the Company anticipates will increase the long-term profitability of its forestry operations. The Company will also have some of its timber resources sold through the Company's new real estate division, St. Joe Land.

  Transportation

     The Company owns the Apalachicola Northern Railroad Company ("ANRR"), a short-line railroad that operates between Port St. Joe and Chattahoochee, Florida. Its principal commodities include coal, pulpwood, pulpboard woodchips, and tall oil chemicals. Prior to the FLA spin-off, the Company also owned the majority of FLA's transportation subsidiary, Florida East Coast Railway ("FEC"), which provides rail and freight service between Jacksonville and Miami, Florida and branch line track between Fort Pierce and Lake Harbor, Florida. The principal commodities carried by rail are trailers-on-flatcar, containers-on-flatcar, crushed stone, cement, automobile vehicles and parts. FLA also has a trucking operation, which is an interstate, irregular route, common carrier with terminals located throughout the eastern half of the United States. In 1999, FLA created a new subsidiary related to its telecom businesses, EPIK Communications Incorporated ("EPIK"). EPIK's results have been included within the transportation segment for the Company's reporting purposes.

                              THE ST. JOE COMPANY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. The consolidated financial statements include the accounts of FLA and its wholly owned subsidiaries through October 9, 2000, the effective date of the spin-off. Investments in joint ventures in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Operating revenues consist of real estate property sales, brokerage commissions, real estate service fees and real estate development fees, rental revenues, transportation revenues, revenues from sales of forestry products and equity in the income of unconsolidated investments. Revenues from real estate property sales and brokerage commissions earned therefrom are recognized upon closing of sales contracts or upon settlement of condemnation proceedings. Multi-unit housing sales are recognized using the percentage of completion method of accounting. Real estate service fees are recognized in the period in which the services are performed. Real estate development fees are recognized as billed, which is essentially when the related services are completed. Rental revenues are recognized upon completion of rental and lease contracts, using the straight-line basis over the life of the contract. Transportation revenues are recognized upon completion of transportation services at destination. Revenues from sales of forestry products are recognized on delivery of the product to the customer.

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

  Amortization of Goodwill and Deferred Compensation

     Goodwill associated with the Company's business combinations is being amortized on a straight-line basis over periods ranging from 10 years to 30 years. Deferred compensation is being amortized on a straight-line basis over a five-year vesting period, which is deemed to be the period for which services are performed.

                              THE ST. JOE COMPANY

  Earnings Per Common Share and Stock Repurchase Program

     Earnings per common share ("EPS") are based on the weighted average number of common shares outstanding during the year as adjusted for the three-for-one stock split effective January 12, 1998. Diluted EPS assumes weighted average options to purchase 1,908,592, 862,034, and 1,323,498, shares of common stock in 2000, 1999, and 1998, respectively, have been exercised using the treasury stock method. Weighted average basic and diluted shares taking into consideration the treasury shares repurchased and the weighted average options used in calculating EPS for each of the years presented is as follows:

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Basic..............................................  84,958,872   87,690,518   90,961,941
Diluted............................................  86,867,464   88,552,552   92,285,439

     In August 1998, and in February, 2000 the Company's Board of Directors authorized a total of $300,000 for the repurchase of the Company's outstanding common stock from time to time on the open market ("the St. Joe Stock Repurchase Program"). On December 6, 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the "Trust"), the majority stockholder of the Company, and the Trust's beneficiary, The Nemours Foundation (the "Foundation"), to participate in the St. Joe Stock Repurchase Program for a 90-day period. As of December 31, 2000 the Company had repurchased 8,518,966 shares in the open market and 415,500 shares from the Trust.

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

  Comprehensive Income

     The Company's comprehensive income differs from net income due to changes in the net unrealized gains on marketable securities available for sale. The Company has elected to disclose comprehensive income in its Consolidated Statements of Changes in Stockholders' Equity.

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

                              THE ST. JOE COMPANY

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

  Long-Lived Assets

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used, including goodwill, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets using a discounted cash flow method.

     During 2000, the Company recorded a $3,355 impairment loss to reflect the current net realizable value of ANRR's net assets. During 1999, the Company recorded a $5,183 write-down encompassing its entire investment in Entros, its former entertainment segment, and a $1,979 write-down of a note receivable of one of FLA's subsidiaries, deemed to be uncollectible. During 1998, the Company recorded an $8,000 write-down of transportation property, plant and equipment owned by ANRR.

     During 2000, FLA recorded a write-down of goodwill totaling $3,100 in connection with a restructuring of its trucking subsidiary. During 1998, the Company wrote-off $2,238 of intangibles determined to be unrealizable following abandonment of the underlying business.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

                              THE ST. JOE COMPANY

  Supplemental Cash Flow Information

     Cash flows related to the community residential development segment are included in operating activities on the statements of cash flow.

     The Company paid $7,559, $3,790, and $543 for interest and $30,665, $63,882, and $29,690 for income taxes in 2000, 1999, and 1998, respectively. The Company capitalized interest expense of $5,328 in 2000 and $2,701 in 1999.

     The Company's non-cash activities included the distribution of its equity interest in FLA totaling $393,460 on October 9, 2000. Other non-cash activities were the issuance of $1,350 and $15,480 of long-term debt in purchase business combinations in 1999 and 1998 and the contribution of $7,762 in property to an investment in an unconsolidated affiliate in 1999.

  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. BUSINESS COMBINATIONS

     During 2000, ARS acquired 8 companies for a total purchase price of $1,629, resulting in goodwill of $1,365 which is being amortized on a straight-line basis over 20 years. In 1999, ARS acquired 9 companies for a total purchase price of approximately $7,400, resulting in goodwill of $6,935 which is being amortized on a straight-line basis over 20 years. Also in 1999, Advantis acquired 3 companies for a total purchase price of approximately $9,100, resulting in goodwill of $8,998 which is being amortized on a straight-line basis over 15 years.

     During 2000, in connection with the Company's 1998 acquisition of ARS, $3,000 of contingent consideration was accrued, which increased goodwill. Additional contingent consideration totaling $7,000 will be paid through 2003 if certain performance targets of ARS are met.

     The Company acquired Saussy Burbank in 1999 for approximately $16,500, resulting in goodwill of $8,142 which is being amortized on a straight-line basis over 10 years. In 2000, an additional $596 of contingent consideration was accrued, which increased goodwill. The Company may pay additional contingent consideration of up to $2,000 based on Saussy Burbank's 2001 operations. The amount of consideration will depend upon the satisfaction of certain performance criteria relating to the assets acquired.

     All of these acquisitions were accounted for as purchases and as such, the results of their operations are included in the consolidated financial statements from the date of acquisition. None of the 2000 or 1999 acquisitions were significant to the operations of the Company in the year in which they were acquired or the year preceding the acquisition.

                              THE ST. JOE COMPANY

4. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     Investments in unconsolidated affiliates as of December 31, consist of:

                                                           OWNERSHIP    2000      1999
                                                           ---------   -------   -------
Arvida/JMB Partners, L.P.................................     26%      $47,612   $45,785
Codina Group, Inc........................................     50        11,021    10,345
Beacon Station (Flagler).................................     --            --     9,050
WBP One, L.P. (Flagler)..................................     --            --     5,671
Deerfield Park, LLC......................................     38         3,247     3,412
The I'on Company LLC.....................................     13           309     1,845
St. Joe/CNL Realty Group, LTD............................     50         1,048     1,776
Deerfield Commons........................................     50         3,336     1,729
McNeill Burbank..........................................     50         1,117       740
St. Joe Commercial Texas L.P.............................     50           104       260
Al-Zar LTD...............................................      1            39        39
355 Alhambra Plaza, Ltd..................................     45         6,164        --
                                                                       -------   -------
                                                                       $73,997   $80,652
                                                                       =======   =======

     Any differences between the cost of the investments and the underlying equity in an unconsolidated investee's net assets are being amortized over the remaining lives of the investee's assets, ranging from five to fifteen years.

     Summarized financial information for the unconsolidated investments on a combined basis, is as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
BALANCE SHEET:
Investment property, net....................................    $280,039       $326,472
Other assets................................................     205,435        190,361
                                                                --------       --------
          Total assets......................................    $485,474       $516,833
                                                                ========       ========
Notes payable and other debt................................    $116,358       $139,054
Other liabilities...........................................     142,142         98,102
Equity......................................................     226,974        279,677
                                                                --------       --------
          Total liabilities and equity......................    $485,474       $516,833
                                                                ========       ========

                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
STATEMENT OF INCOME
Total revenues....................................    $443,881       $440,288       $36,730
Total expenses....................................     370,316        341,629        32,368
                                                      --------       --------       -------
          Net income..............................    $ 73,565       $ 98,659       $ 4,362
                                                      ========       ========       =======

5. DISCONTINUED OPERATIONS

     On December 6, 1997, the Company signed an agreement in principle with the United States of America and the State of Florida (the "Governments"), under which the Governments agreed to purchase substantially all of the sugar lands that Talisman Sugar Corporation ("Talisman"), a wholly-owned subsidiary of the Company, owns or leases for $133.5 million in cash. Talisman retained the right to farm the land through the

                              THE ST. JOE COMPANY

2003 crop year. In December 1998, that sale was closed in escrow pending the resolution of a lawsuit filed in Federal District Court in Washington, D.C. seeking to invalidate the sale. On March 25, 1999, Talisman entered into an Exchange Agreement ("The Exchange Agreement") with The South Florida Water Management District; United States Sugar Corporation; Okeelanta Corporation; South Florida Industries, Inc.; Florida Crystals Corporation; Sugar Cane Growers Cooperative of Florida (collectively the "Sugar Companies"); The United States Department of Interior; and The Nature Conservancy. The Exchange Agreement allows Talisman to exit the sugar business. Talisman assigned its right to farm the land to the Sugar Companies. In return, the lawsuit was dismissed and the other parties agreed to pay Talisman $19.0 million.

     Talisman retained ownership of the sugar mill until August 1999 when it was sold to a third party. Talisman is also responsible for the cleanup of the mill site and is obligated to complete certain defined environmental remediation (the "Remediation"). Approximately $5 million of the purchase price is held in escrow pending the completion of the Remediation. Talisman must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, Talisman does not believe the costs of the Remediation will exceed the amount held in escrow. Talisman will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered, the Sugar Companies will be responsible for the first $0.5 million of the cleanup. Talisman will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally. In addition, approximately $1.7 million is being held in escrow, representing the value of land subject to the Remediation. As Talisman completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow. The Company recognized $41.4 million in gain, net of taxes, on the combined sale of the land and farming rights. Included in current and noncurrent liabilities are $1.0 million and $6.1 million of liabilities in 2000 and 1999, respectively, related to severance costs, environmental issues and closing costs.

     The Company has reported its sugar operations as discontinued operations for all periods presented. Revenues from Talisman were $43,951 and $40,955 in 1999 and 1998 respectively. Earnings for Talisman, net of tax, were $5,364, and $2,706 in 1999, and 1998, respectively.

6. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES:

     Investments as of December 31, 2000, consist of:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
Short term investments (maturing within one
  year)
  Certificates of deposit.....................   $30,101    $ 30,101    $     --       $--
                                                 -------    --------    --------       ---
                                                  30,101      30,101          --        --
                                                 =======    ========    ========       ===
Marketable securities
  Available for sale
     Equity securities........................     1,524     121,723     120,199        --
                                                 -------    --------    --------       ---
                                                 $ 1,524    $121,723    $120,199       $--
                                                 =======    ========    ========       ===

     The certificates of deposit collateralize the ARS line of credit.

                              THE ST. JOE COMPANY

     Investments as of December 31, 1999, consist of:

                                                                       UNREALIZED   UNREALIZED
                                                AMORTIZED     FAIR      HOLDING      HOLDING
                                                  COST       VALUE        GAIN         LOSS
                                                ---------   --------   ----------   ----------
Short term investments (maturing within one
  year)
  Trading
     Cash.....................................   $   152    $    152    $     --       $ --
     Tax exempt municipal bonds...............    46,806      46,281          --        525
                                                 -------    --------    --------       ----
                                                  46,958      46,433          --        525
                                                 -------    --------    --------       ----
  Available for sale
     Commercial paper.........................    22,741      22,741          --         --
                                                 -------    --------    --------       ----
                                                  69,699      69,174          --        525
                                                 =======    ========    ========       ====
Marketable securities
  Available for sale
     U.S. Government securities
       Maturing in one to five years..........    30,973      31,012          39         --
     Tax exempt municipal bonds
       Maturing in one to five years..........     5,271       5,271          --         --
       Maturing in five to ten years..........        --          --          --         --
       Maturing in more than ten years........     2,692       2,692          --         --
     Equity securities........................     1,688     148,644     146,956         --
     Other corporate debt
       Maturing in one to five years..........       788       1,265         477         --
                                                 -------    --------    --------       ----
                                                 $41,412    $188,884    $147,472       $ --
                                                 =======    ========    ========       ====

     Included in short-term investments is $22,741 of restricted commercial paper collateralizing the ARS line of credit.

     During 2000 and 1999, the Company utilized hedging strategies that minimized the risk of loss in its investments in equity securities. In early 1999, the Company used the hedged positions as collateral for a line of credit. On October 15, 1999, the Company settled the hedge positions for a pre-tax gain of $5,023 and terminated the line of credit related to these securities. Simultaneously, the Company entered into a three-year forward sale transaction with a major financial institution that will lead to the ultimate disposition of the securities. Under the forward sale agreement, the Company was able to receive approximately $111,100 in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of shares to the financial institution. The agreement also allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities will continue to be recorded at fair value on the balance sheet with additional unrealized gains and losses, net of tax, being recorded through other comprehensive income. The Company recorded a liability in long-term debt for approximately $111,100, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. On October 15, 2002 the liability will be $139,400 plus any appreciation in the securities beyond the first 20%. The balance of this liability on December 31, 2000 and 1999 is $121,717 and $112,941, respectively, and is included in long-term debt (See note 10).

                              THE ST. JOE COMPANY

7. INVESTMENT IN REAL ESTATE

     Real estate as of December 31 consists of:

                                                                2000       1999
                                                              --------   --------
Operating property..........................................  $261,477   $669,532
Development property........................................   151,342     64,720
Investment property.........................................    85,507     74,299
                                                              --------   --------
                                                               498,326    808,551
                                                              --------   --------
Accumulated depreciation....................................     6,554     61,618
                                                              --------   --------
                                                              $491,772   $746,933
                                                              ========   ========

     Included in operating property are the Company's timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company's land held for future use.

     Real estate properties having net book value of approximately $87,809 at December 31, 2000 are leased under non-cancelable operating leases with expected aggregate rentals of approximately $33,799, of which $9,172, $8,294, $6,704, $4,476, and $2,634 is due in the years 2001 through 2005, respectively and $2,518 thereafter.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, as of December 31 consists of:

                                                                                ESTIMATED
                                                           2000       1999     USEFUL LIFE
                                                          -------   --------   -----------
Transportation property and equipment...................  $44,533   $411,098      12-30
Machinery and equipment.................................   53,940    232,846      12-30
Office equipment........................................    8,553      6,069         10
Autos, trucks, and airplane.............................    3,577      3,505       3-10
                                                          -------   --------
                                                          110,603    653,518
Accumulated depreciation................................   54,526    269,089
                                                          -------   --------
                                                          $56,077   $384,429
                                                          =======   ========

9. ACCRUED LIABILITIES

     Accrued liabilities as of December 31 consist of:

                                                               2000      1999
                                                              -------   -------
Payroll, payroll taxes and benefits.........................  $21,810   $22,050
Environmental liabilities...................................    5,308     8,180
Accrued casualty liabilities................................      154    16,812
Accrued purchase price......................................    3,596        --
Other accrued liabilities...................................   17,475    19,108
                                                              -------   -------
                                                               48,343    66,150
Less: noncurrent portion....................................    9,660    17,705
                                                              -------   -------
                                                              $38,683   $48,445
                                                              =======   =======

                              THE ST. JOE COMPANY

10. LONG-TERM DEBT

     Long-term debt and credit agreements at December 31, 2000 and 1999 consisted of the following:

                                                                2000       1999
                                                              --------   --------
Minimum liability owed on forward sale of equity securities, secured by the equity securities, matures October 2002,
  with interest imputed at 7.9% per annum...................  $121,717   $112,941
Senior revolving credit agreement, interest payable monthly
  to quarterly at LIBOR + 80 -- 120 basis points, (7.5% at
  December 31, 2000) due March 3, 2002, unsecured...........   115,000         --
Revolving credit agreement, interest payable monthly at 1.5%
  per annum; secured by restricted short-term investments;
  matures July 31, 2001.....................................    30,101     22,741
Non-recourse debt, interest payable monthly at 7.67%,
  secured by mortgages on certain commercial property, due
  January 1, 2008...........................................    27,000         --
Non-interest bearing note payable to CMT Holdings, Ltd. due
  in equal annual installments beginning July 28, 1999, net
  of discount imputed at 6% of $.2 million at December 31,
  1999......................................................        --      4,857
Non-interest bearing notes payable to former owners of
  Goodman Segar GVA due in three annual installments
  beginning September 24, 1999, net of discount imputed at
  6% of $.1 million and $.2 million at December 31, 2000 and
  1999, respectively........................................       598      2,401
Non-interest bearing note payable to former owners of
  Florida Real Estate Advisors due in three annual
  installments beginning December 21, 1999, net of discount
  imputed at 6% of $.1 million at December 31, 2000 and
  1999......................................................     1,326      1,558
Non-interest bearing note payable to former owners of Morris
  McNair & Associates due in three annual installments
  beginning October 1, 2000, net of discount imputed at 6%
  of $.1 million at December 31, 2000 and 1999,
  respectively..............................................       837      1,215
Various secured and unsecured notes and capital leases,
  bearing interest at rates from the Prime rate (9.5% at
  December 31, 2000) to 11.25%..............................       269      1,511
                                                              --------   --------
          Total long-term debt..............................   296,848    147,224
                                                              --------   --------
Less: current portion.......................................    33,041     31,250
                                                              --------   --------
          Net long-term debt................................  $263,807   $115,974
                                                              ========   ========

     The aggregate maturities of long-term debt subsequent to December 31, 2000 are as follows; 2001, $33,041, 2002, $237,550; 2003, $431; 2004, $465; 2005,
$503; thereafter, 24,858.

     In March 2000, the Company entered into a senior unsecured revolving credit facility for up to $200,000. In September 2000, the revolving credit facility was increased to $250,000. The debt accrues interest at different rates based on timing of the loan and the Company's preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate ("LIBOR") plus a LIBOR margin in effect at the time of the loan. The agreement also subjects the Company to certain restrictive covenants including financial covenants relating to the Company's leverage position, interest coverage position and minimum net worth.

     Based on the current terms and rates of the Company's long-term debt, carrying value approximates fair value, except for the revolving credit agreement which has a below market interest rate of 1.5%. The terms and conditions of the revolving credit agreement are commensurate with the nature of the underlying security.

                              THE ST. JOE COMPANY

11. INCOME TAXES

     Total income tax expense for the years ended December 31 was allocated as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
Income from continuing operations.........................  $56,643   $23,961   $36,180
Earnings from discontinued operations.....................       --     3,368     1,699
Gain on the sale of discontinued operations...............       --    30,477        --
Stockholders' equity, for recognition of unrealized gain
  on debt and marketable equity securities................   14,344     1,027     4,781
                                                            -------   -------   -------
                                                            $70,987   $58,833   $42,660
                                                            =======   =======   =======

     Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

                                                             2000      1999      1998
                                                            -------   -------   -------
Tax at the statutory federal rate.........................  $58,422   $42,295   $28,500
Dividends received deduction and tax free interest........   (1,122)   (1,227)   (2,890)
Excise tax on reversion of prepaid pension asset..........       --   (26,841)    6,411
State income taxes (net of federal benefit)...............    5,032     4,132     3,178
Undistributed earnings of FLA.............................   (8,110)    1,405     1,513
Other, net................................................    2,421     4,197      (532)
                                                            -------   -------   -------
                                                            $56,643   $23,961   $36,180
                                                            =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Accrued casualty and other reserves.......................  $  5,700   $  8,383
  Impairment loss...........................................     4,380      5,085
  Deferred compensation.....................................     4,340      2,591
  Other.....................................................     6,052      2,947
                                                              --------   --------
          Total deferred tax assets.........................  $ 20,473   $ 19,006
                                                              --------   --------
Deferred tax liabilities:
  Tax in excess of book depreciation........................  $  5,387   $106,044
  Deferred gain on land sales and involuntary conversions...    89,000     90,389
  Deferred gain on subsidiary's defeased bonds..............        --        658
  Unrealized gain on debt and marketable equity
     securities.............................................    42,070     56,728
  Prepaid pension asset recognized for financial
     reporting..............................................    29,267     24,600
  Undistributed earnings of FLA.............................        --      8,938
  Other.....................................................     9,910      7,535
                                                              --------   --------
          Total gross deferred tax liabilities..............   175,634    294,892
                                                              --------   --------
          Net deferred tax liability........................  $155,161   $275,886
                                                              ========   ========

     Based on the timing of reversal of future taxable amounts and the Company's history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not

                              THE ST. JOE COMPANY
considered necessary. The current deferred tax assets of $2,627 are recorded in other current assets as of December 31, 1999. There were no current deferred tax assets at December 31, 2000.

     At December 31, 1999, the Company recognized a deferred tax liability of approximately $8,938 for the undistributed earnings of FLA. On October 9, 2000, the Company distributed to its shareholders all of its equity interest in FLA in a tax-free spin-off and, accordingly the deferred tax liability was reversed.

12. EMPLOYEE BENEFITS PLANS

     The Company sponsors defined benefit pension plans that cover substantially all of its salaried employees excluding FLA. The benefits are based on the employees' years of service or years of service and compensation during the last five or ten years of employment. The Company complies with the minimum funding requirements of ERISA.

     A summary of the net periodic pension credit follows:

                                                                2000       1999
                                                              --------   --------
Service cost................................................  $  4,518   $  2,986
Interest cost...............................................     8,413      7,563
Expected return on assets...................................   (21,312)   (17,092)
Transition asset............................................    (2,519)    (2,519)
Actuarial gain..............................................    (1,771)    (1,604)
Prior service costs.........................................     1,475        573
                                                              --------   --------
          Total pension income..............................  $(11,196)  $(10,093)
                                                              ========   ========

     A reconciliation of projected benefit obligation as of December 31 follows:

                                                                2000       1999
                                                              --------   --------
Projected benefit obligation, beginning of year.............  $121,968   $114,912
Service cost................................................     4,518      2,986
Interest cost...............................................     8,413      7,563
Actuarial loss (gain).......................................    (4,869)     5,487
Benefits paid...............................................   (11,148)   (10,661)
Plan amendment..............................................       904      1,681
                                                              --------   --------
Projected benefit obligation, end of year...................  $119,786   $121,968
                                                              ========   ========

     A reconciliation of plan assets as of December 31 follows:

                                                                2000       1999
                                                              --------   --------
Fair value of assets, beginning of year.....................  $253,032   $242,118
Actual return on assets.....................................    25,255     21,575
Benefits paid...............................................   (11,148)   (10,661)
                                                              --------   --------
Fair value of assets, end of year...........................  $267,139   $253,032
                                                              ========   ========

                              THE ST. JOE COMPANY

     A reconciliation of funded status as of December 31 follows:

                                                                2000       1999
                                                              --------   --------
Pension benefit obligation
  Accumulated benefit obligation............................  $115,592   $118,921
  Projected benefit obligation..............................   119,786    121,968
Market value of assets......................................   267,139    253,032
Funded status...............................................  (147,353)  (131,064)
Unrecognized net transition asset...........................     1,302      3,821
Unrecognized prior service costs............................    (7,054)    (7,619)
Unrecognized net gain.......................................    78,139     71,091
                                                              --------   --------
(Prepaid) pension cost......................................  $(74,967)  $(63,771)
                                                              ========   ========

     The weighted-average discount rates for the plans were 7.5% and 6.75% in 2000 and 1999, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 4.0% and 3.25% in 2000 and 1999, respectively. The expected long-term rate of return on assets were 9.2% and 8% in 2000 and 1999, respectively.

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

     During 1998, the Company's board of directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants, and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. The actuarial present value of this unfunded postretirement benefit obligation approximated $8,600 and $9,000 at December 31, 2000 and 1999. Postretirement benefit expense approximated $1,230, $1,300, and $1,400 for 2000, 1999, and 1998. This actuarially determined obligation was computed based on actual claims experience of this group of retirees and a discount rate of 7.5% and 7.75% for 2000 and 1999 and an ultimate medical trend rate of 5% in both 2000 and 1999. A 1% increase in the medical cost trend would increase this obligation by $753 at December 31, 2000.

  (a) Deferred Compensation Plans and ESOP

     The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees' discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $1,452, $893, and $951 in 2000, 1999, and 1998, respectively.

     In February 1999, the Company adopted (retroactive to January 1, 1998), the "St. Joe Supplemental Executive Retirement Plan ("SERP"). The SERP is a non-qualified retirement plan to permit certain selected management and highly compensated employees to defer receipt of current compensation and to provide certain supplemental retirement and death benefits. The Company has recorded expense in 2000 and 1999 related to the SERP of $969 and $1,939, respectively.

                              THE ST. JOE COMPANY

     Beginning in November 1999, the Company also implemented an employee stock purchase plan ("JoeShare"), whereby all employees may purchase the Company's common stock through payroll deductions at a 15% discount from the fair market value. As of December 31, 2000, 22,387 shares of the Company's stock had been sold to employees under the JoeShare Plan.

  (b) Stock Based Compensation Plans

     Effective January 6, 1997, the Company granted Mr. Rummell, Chairman and CEO of the Company, 201,861 restricted shares of the Company's common stock and in February 1999, the Company granted Mr. Twomey, President, CFO and COO, 100,000 restricted shares. The restricted shares vest in equal installments on the first five anniversaries of the date of each grant. The Company carries deferred compensation of approximately $2,257 for the unamortized portion of these grants as of December 31, 2000. Compensation expense related to these grants totaled approximately $1,307, $1,234 and $868 in 2000, 1999, 1998, respectively.

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

     On February 22, 1999, the Company adopted the 1999 Stock Incentive Plan (the "1999 Incentive Plan") with similar terms to the 1997 Incentive Plan. The total amount of restricted shares or options under the 1999 Plan is 1.5 million shares.

                              THE ST. JOE COMPANY

     Stock option activity during the period indicated is as follows:

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                            ----------   ----------------
Balance at December 31, 1997..............................   5,643,480         21.69
  Forfeited...............................................    (252,000)        24.10
                                                            ----------        ------
Balance at December 31, 1998..............................   5,391,480         21.57
                                                            ----------        ------
  Granted.................................................   1,130,500         24.02
  SARS converted to options...............................     891,000         25.39
  Forfeited...............................................    (105,000)        31.83
                                                            ----------        ------
Balance at December 31, 1999..............................   7,307,980         22.27
                                                            ----------        ------
  Granted.................................................     730,000         24.24
  Exercised...............................................  (1,178,946)        15.32
  Forfeited...............................................    (262,525)        25.32
  FLA spin-off adjustment.................................   3,351,487         (7.23)
                                                            ----------        ------
Balance at December 31, 2000..............................   9,947,996        $15.65
                                                            ==========        ======

     Effective on the date of the FLA spin-off, the number of options was adjusted and all exercise prices were decreased to preserve the economic value of options that existed prior to the spin-off.

     All options have been granted at the Company's current market price on the date of grant and ranged from $13.14 to $22.82 after adjustment for the effects of the FLA spin-off.

     The per share weighted-average fair value of stock options granted/converted during 2000 and 1999 was $8.21 (as adjusted for the spin-off of FLA) and $13.00 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2000 -- 0.4% expected dividend yield, risk-free interest rate of 5.11%, weighted average expected volatility of 25.50% and an expected life of 7.5 years; 1999 -- .3% expected dividend yield, risk-free interest rate of 6.81%, weighted average expected volatility of 25.76% and an expected life of 7.5 years.

     The Company applies APB Opinion No. 25 in accounting for its Incentive Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

       Net income -- pro forma -- $91,013 in 2000, $116,630 in 1999, and $
       22,540 in 1998

       Per share -- pro forma -- $1.07 per basic and $1.05 per diluted share in 2000, $1.32 and $1.31 per basic and diluted share in 1999, and $.25 and $.24 per basic and diluted share in 1998

     The following table presents information regarding all options outstanding at December 31, 2000.

                      WEIGHTED AVERAGE
     NUMBER OF           REMAINING          RANGE OF      WEIGHTED AVERAGE
OPTIONS OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICES   EXERCISE PRICE
-------------------   ----------------   ---------------  ----------------
     8,287,217           6.9 years       $13.14 - $19.71       $14.46
     1,660,779           7.5 years       $19.72 - $22.82       $21.56
     ---------
     9,947,996           7.0 years       $13.14 - $22.82       $15.65
     =========

                              THE ST. JOE COMPANY

     The following table presents information regarding options exercisable at December 31, 2000:

 NUMBER OF
  OPTIONS        RANGE OF      WEIGHTED AVERAGE
EXERCISABLE   EXERCISE PRICES   EXERCISE PRICE
-----------   ---------------  ----------------
 3,306,592    $13.14 - $19.71       $13.97
   759,315    $19.72 - $23.64       $21.80
 ---------
 4,065,907    $13.14 - $23.64       $15.43
 =========

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTERS ENDED
                                                    ---------------------------------------------------
                                                    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                    ------------   -------------   --------   ---------
2000
Operating revenues................................    $216,348       $231,438      $222,013   $211,031
Operating profit..................................      53,280         36,841        35,175     33,578
Net income........................................      41,109         21,628        18,829     18,757
Earnings per share -- Basic.......................         .49            .25           .22        .22
Earnings per share -- Diluted.....................         .47            .25           .22        .22
1999
Operating revenues................................    $216,813       $181,483      $170,131   $181,985
Operating profit..................................      27,241         23,233        13,279     24,180
Income from continuing operations.................      17,826         14,402        35,877      9,534
(Loss) income from discontinued operations........      (1,213)           527         2,874     44,530
Net income........................................      16,613         14,929        38,751     54,064
Earnings per share -- Basic.......................         .19            .18           .44        .61
Earnings per share -- Diluted.....................         .19            .17           .43        .61

14. SEGMENT INFORMATION

     The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential real estate, commercial real estate, transportation, forestry, and land sales. Residential real estate services provides complete real estate brokerage services, including asset management, rental, property management, property inspection, mortgage brokerage, relocation and title services. The community residential real estate segment develops and manages residential communities. The commercial real estate segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast. Transportation consists of the railroad, telecom and trucking operations of FEC and ANRR. The forestry segment's operations produces and sells softwood pulpwood and sawtimber. Land sales sells parcels of land included in the Company's vast holdings of timberlands.

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

                              THE ST. JOE COMPANY

     The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows:

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
OPERATING REVENUES:
  Residential real estate services.................  $  256,968   $  209,538   $   79,255
  Community residential development................     166,187      115,401        5,516
  Commercial real estate...........................     146,413      194,514       68,688
  Transportation...................................     167,661      201,187      204,662
  Forestry.........................................      35,951       28,103       33,844
  Land sales.......................................     105,568        3,900           --
  Other............................................       2,082       (2,231)         216
                                                     ----------   ----------   ----------
Consolidated operating revenues....................  $  880,830   $  750,412   $  392,181
                                                     ==========   ==========   ==========
Net EBITDA:
  Residential real estate services.................  $   20,333   $   13,997   $    6,369
  Community residential development................      47,252       40,267       (3,677)
  Commercial real estate...........................      17,878       30,340       16,328
  Transportation...................................      18,281       30,800       34,003
  Forestry.........................................      16,725       12,191       17,088
  Land sales.......................................      93,622        3,060           --
  Other............................................     (17,419)      (4,739)      16,038
                                                     ----------   ----------   ----------
Consolidated Net EBITDA............................  $  196,672   $  125,916   $   86,149
                                                     ----------   ----------   ----------
ADJUSTMENTS TO RECONCILE TO INCOME FROM CONTINUING
  OPERATIONS:
  Depreciation and amortization....................     (51,783)     (49,368)     (38,893)
  Other income (expense)...........................      11,614        6,662          748
  Interest expense.................................     (13,821)      (3,325)        (804)
  Impairment loss..................................      (6,455)      (7,162)     (10,238)
  Income taxes.....................................     (56,643)     (23,961)     (36,180)
  Minority interest................................      20,739       28,877       25,350
                                                     ----------   ----------   ----------
          Income from continuing operations........  $  100,323   $   77,639   $   26,132
                                                     ==========   ==========   ==========
TOTAL ASSETS:
  Residential real estate services.................  $  159,557   $  137,758   $  128,870
  Community residential development................     203,421      116,857       33,830
  Commercial real estate...........................      88,008      579,975      476,716
  Transportation...................................      36,948      469,213      471,723
  Forestry.........................................     171,004      157,488      137,406
  Land sales.......................................      91,297           --           --
  Unallocated corporate investments................     364,786      360,121      283,406
  Discontinued operations..........................          --          215       72,318
                                                     ----------   ----------   ----------
          Total assets.............................  $1,115,021   $1,821,627   $1,604,269
                                                     ==========   ==========   ==========

                              THE ST. JOE COMPANY

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
CAPITAL EXPENDITURES:
  Residential real estate services.................  $    5,106   $    5,728   $      639
  Community residential development................     187,615       64,036       29,964
  Commercial real estate...........................     144,131      226,567       66,820
  Transportation...................................     102,258       40,474       31,332
  Forestry.........................................       7,038        2,998        3,305
  Land sales.......................................         411           --           --
  Other............................................       3,780        2,031        3,019
                                                     ----------   ----------   ----------
          Total capital expenditures...............  $  450,339   $  341,834   $  135,079
                                                     ==========   ==========   ==========

15. COMMITMENTS AND CONTINGENCIES

     The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $15,805 and $13,107 and $5,417 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The future minimum rental commitments under noncancelable long-term operating leases due over the next five years are as follows:

2001........................................................  $13,706
2002........................................................    9,597
2003........................................................    7,003
2004........................................................    6,041
2005........................................................    3,376
Thereafter..................................................    2,990
                                                              -------
                                                              $42,713
                                                              =======

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

     The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $148.6 million; the amount outstanding at December 31, 2000 totaled $112.7 million.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings

                              THE ST. JOE COMPANY
involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $5.3 million and $8.2 million as of December 31, 2000 and 1999, respectively.

                          INDEPENDENT AUDITORS' REPORT

                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
The St. Joe Company:

     Under date of February 6, 2001, we reported on the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in this annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Jacksonville, Florida
February 6, 2001

                              THE ST. JOE COMPANY
    SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                 INITIAL COST TO COMPANY                                     CARRIED AT CLOSE OF PERIOD
                          --------------------------------------                       ---------------------------------------
                                                                   COSTS CAPITALIZED
                                                    BUILDINGS &      SUBSEQUENT TO     LAND & LAND    BUILDINGS AND
      DESCRIPTION         ENCUMBRANCES     LAND     IMPROVEMENTS      ACQUISITION      IMPROVEMENTS   IMPROVEMENTS     TOTAL
      -----------         ------------   --------   ------------   -----------------   ------------   -------------   --------
Bay County, Florida
 Land
   w/Infrastructure.....       $--       $  2,378     $    --          $ 11,108          $ 13,486       $     --      $ 13,486
 Office and Misc.
   Buildings............       --               2         297             2,561               464          2,397         2,860
 Timberlands............       --           3,896          --            13,793            17,689             --        17,689
 Leasehold
   improvements.........       --              --          --                27                27             --            27
Broward County, Florida
 Building...............       --           2,474          --            10,186             2,474         10,186        12,660
 Leasehold
   improvements.........       --              --          --               500                --            500           500
Calhoun County, Florida
 Timberlands............       --           1,774          --             6,281             8,056             --         8,056
Duval County, Florida
 Office Buildings.......       --              --       1,034               540               423          1,151         1,574
 City & Residential
   Lots.................       --             115           5                --               115              5           120
 Timberlands............       --              69          --               244               313             --           313
 Construction in
   Progress.............       --             172          --            57,981            14,246         43,906        58,152
Franklin County, Florida
 Unimproved Land........       --              68          --                (0)               68             --            68
 Land with
   Infrastructure.......       --              --          --               170               170             --           170
 Timberlands............       --           1,241          --             4,395             5,636             --         5,636
Gadsden County, Florida
 Timberlands............       --           1,302          --             4,611             5,914             --         5,914
Gulf County, Florida
 Misc. Buildings........       --             112         111               231               343            111           454
 Land with
   Infrastructure.......       --              --          --             1,744             1,744             --         1,744
 Timberlands............       --           5,238          --            18,543            23,780             --        23,780
Hillsborough County,
 Florida
 Leasehold
   Improvements.........       --              --          --               342                --            342           342
 Land with
   Infrastructure.......       --           3,485          --            15,044             3,485         15,044        18,529
Jefferson County,
 Florida
 Misc. Buildings........       --              --          --               181                --            181           181
 Timberlands............       --           1,547          --             5,476             7,023             --         7,023
Leon County, Florida
 Land
   w/Infrastructure.....       --             603          --            22,732            23,335             --        23,335
 Misc. Buildings........       --              36         264                 4                --            304           304
 Timberlands............       --             923          --             3,269             4,192             --         4,192


                                                                 DEPRECIABLE LIFE USED
                                                                   IN CALCULATION IN
                          ACCUMULATED    DATE CAPITALIZED            LATEST INCOME
      DESCRIPTION         DEPRECIATION     OR ACQUIRED                 STATEMENT
      -----------         ------------   ----------------   -------------------------------
Bay County, Florida
 Land
   w/Infrastructure.....     $   37        Various                     20 years
 Office and Misc.
   Buildings............        861        Various                  10 to 30 years
 Timberlands............        334        Various                     20 years
 Leasehold
   improvements.........          3        Various          Lesser of lease term to 5 years
Broward County, Florida
 Building...............         84        Various                     30 years
 Leasehold
   improvements.........        176        Various          Lesser of lease term to 5 years
Calhoun County, Florida
 Timberlands............        152        Various                     20 years
Duval County, Florida
 Office Buildings.......        375        Various                  30 to 40 years
 City & Residential
   Lots.................          5        Various                  10 to 20 years
 Timberlands............          6        Various                     20 years
 Construction in
   Progress.............         --
Franklin County, Florida
 Unimproved Land........         --
 Land with
   Infrastructure.......         --         2000                          --
 Timberlands............        107        Various                     20 years
Gadsden County, Florida
 Timberlands............        112        Various                     20 years
Gulf County, Florida
 Misc. Buildings........          1        Various                  10 to 30 years
 Land with
   Infrastructure.......         --        Various                        --
 Timberlands............        449        Various                     20 years
Hillsborough County,
 Florida
 Leasehold
   Improvements.........         52        Various          Lesser of lease term to 5 years
 Land with
   Infrastructure.......        283        Various                        --
Jefferson County,
 Florida
 Misc. Buildings........         --        Various                  10 to 30 years
 Timberlands............        133        Various                     20 years
Leon County, Florida
 Land
   w/Infrastructure.....         73        Various                     20 years
 Misc. Buildings........          0        Various                  10 to 30 years
 Timberlands............         79        Various                     20 years

                              THE ST. JOE COMPANY
           SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND ACCUMULATED
                          DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                 INITIAL COST TO COMPANY                                     CARRIED AT CLOSE OF PERIOD
                          --------------------------------------                       ---------------------------------------
                                                                   COSTS CAPITALIZED
                                                    BUILDINGS &      SUBSEQUENT TO     LAND & LAND    BUILDINGS AND
      DESCRIPTION         ENCUMBRANCES     LAND     IMPROVEMENTS      ACQUISITION      IMPROVEMENTS   IMPROVEMENTS     TOTAL
      -----------         ------------   --------   ------------   -----------------   ------------   -------------   --------
Liberty County, Florida
 Misc. Buildings........       $--       $     --     $    --          $     73          $     --       $     73      $     73
 Timberlands............       --           2,930          --            10,372            13,302             --        13,302
Manatee County
 Leasehold
   improvements.........       --              --          --               111               111             --           111
Orange County, Florida
 Leasehold
   improvements.........       --              --          --               257                --            257           257
 Construction in
   Progress.............       --          10,356          99                 6            10,362             99        10,461
Palm Beach County,
 Florida
 Leasehold
   improvements.........       --              --          --               447                --            447           447
 Construction in
   progress.............       --              --          --            14,346                --         14,346        14,346
Pinellas County, Florida
 Office Buildings.......       --              --      28,960                --                --         28,960        28,960
 Leasehold
   improvements.........       --              --          --               416                --            416           416
St. Johns County,
 Florida
 Land
   w/Infrastructure.....       --           3,846          --            21,885            25,731             --        25,731
 Leasehold
   Improvements.........       --              --          --                14                --             14            14
Volusia County, Florida
 Land
   w/infrastructure.....       --           4,091          --            13,537            17,628             --        17,628
 Building...............       --              --         107                --                --            107           107
Wakulla County, Florida
 Misc. Buildings........       --              --          --               112                --            112           112
 Unimproved Land........       --               8          --                --                 8             --             8
 Timberlands............       --           1,175          --             4,159             5,334             --         5,334
Walton County, Florida
 Land
   w/Infrastructure.....       --              59          --            53,533            50,919          2,673        53,592
 Building...............       --              --          90                --                --             90            90
 Timberlands............       --             354          --             1,255             1,609             --         1,609
Other Florida Counties
 Misc. Land.............       --              29          --             3,544             3,317            255         3,572
 Leasehold
   improvements.........       --              --          --             1,671                --          1,671         1,671
 Timberlands............       --             685          --             2,710             3,395             --         3,395


                                                                 DEPRECIABLE LIFE USED
                                                                   IN CALCULATION IN
                          ACCUMULATED    DATE CAPITALIZED            LATEST INCOME
      DESCRIPTION         DEPRECIATION     OR ACQUIRED                 STATEMENT
      -----------         ------------   ----------------   -------------------------------
Liberty County, Florida
 Misc. Buildings........     $   --        Various                  10 to 30 years
 Timberlands............        251        Various                     20 years
Manatee County
 Leasehold
   improvements.........          9        Various          Lesser of lease term to 5 years
Orange County, Florida
 Leasehold
   improvements.........         50        Various          Lesser of lease term to 5 years
 Construction in
   Progress.............         --         1998                          --
Palm Beach County,
 Florida
 Leasehold
   improvements.........        125        Various          Lesser of lease term to 5 years
 Construction in
   progress.............        328        Various                        --
Pinellas County, Florida
 Office Buildings.......        759         1999                    10 to 30 years
 Leasehold
   improvements.........        111        Various          Lesser of lease term to 5 years
St. Johns County,
 Florida
 Land
   w/Infrastructure.....         --        Various                        --
 Leasehold
   Improvements.........          3        Various          Lesser of lease term to 5 years
Volusia County, Florida
 Land
   w/infrastructure.....         --        Various                        --
 Building...............          3          --                           --
Wakulla County, Florida
 Misc. Buildings........         41        Various                  10 to 30 years
 Unimproved Land........         --        Various                        --
 Timberlands............        101        Various                     20 years
Walton County, Florida
 Land
   w/Infrastructure.....         --        Various                        --
 Building...............          4          --                           --
 Timberlands............         30        Various                     20 years
Other Florida Counties
 Misc. Land.............        284        Various                     20 years
 Leasehold
   improvements.........        368        Various          Lesser of lease term to 5 years
 Timberlands............         59        Various                     20 years

                              THE ST. JOE COMPANY
           SCHEDULE III (CONSOLIDATED) -- REAL ESTATE AND ACCUMULATED
                          DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                 INITIAL COST TO COMPANY                                     CARRIED AT CLOSE OF PERIOD
                          --------------------------------------                       ---------------------------------------
                                                                   COSTS CAPITALIZED
                                                    BUILDINGS &      SUBSEQUENT TO     LAND & LAND    BUILDINGS AND
      DESCRIPTION         ENCUMBRANCES     LAND     IMPROVEMENTS      ACQUISITION      IMPROVEMENTS   IMPROVEMENTS     TOTAL
      -----------         ------------   --------   ------------   -----------------   ------------   -------------   --------
Georgia
 Leasehold
   improvements.........       $--       $     --     $    --          $    176          $     --       $    176      $    176
 Office Buildings.......       --          18,947          --               141            18,947            141        19,088
 Construction in
   Progress.............       --              --          --             3,820             3,820             --         3,820
 Timberlands............       --             235          --             2,276             2,512             --         2,512
North Carolina
 Land
   w/infrastructure.....       --          23,709          --             2,317            26,026             --        26,026
 Leasehold
   improvements.........       --              --          --                39                --             39            39
Virginia
 Office Buildings.......       --           5,582          --                17             5,582             17         5,599
 Leasehold
   improvements.........       --              --          --               526                --            526           526
Tennessee
 Unimproved Land........       --              36          --                --                36             --            36
Texas
 Office Buildings.......       --          27,834          --                --            27,834             --        27,834
 Construction in
   Progress.............       --              --          --            24,198                83         24,115        24,198
District of Columbia
 Leasehold
   improvements.........       --              --          --               128                --            128           127
                               --        --------     -------          --------          --------       --------      --------
       Totals...........       $--       $125,312     $30,967          $342,047          $349,537       $148,788      $498,326
                               ==        ========     =======          ========          ========       ========      ========


                                                                 DEPRECIABLE LIFE USED
                                                                   IN CALCULATION IN
                          ACCUMULATED    DATE CAPITALIZED            LATEST INCOME
      DESCRIPTION         DEPRECIATION     OR ACQUIRED                 STATEMENT
      -----------         ------------   ----------------   -------------------------------
Georgia
 Leasehold
   improvements.........     $   24        Various          Lesser of lease term to 5 years
 Office Buildings.......         --        Various                  10 to 30 years
 Construction in
   Progress.............         --         2000                          --
 Timberlands............         47        Various                     20 years
North Carolina
 Land
   w/infrastructure.....         --        Various                        --
 Leasehold
   improvements.........          5        Various          Lesser of lease term to 5 years
Virginia
 Office Buildings.......         --         1999                    10 to 30 years
 Leasehold
   improvements.........         49        Various          Lesser of lease term to 5 years
Tennessee
 Unimproved Land........         --        Various                        --
Texas
 Office Buildings.......        156         1998                    10 to 30 years
 Construction in
   Progress.............        404         1999                          --
District of Columbia
 Leasehold
   improvements.........         24        Various          Lesser of lease term to 5 years
                             ------
       Totals...........     $6,554
                             ======

---------------
Notes:

    (A) The aggregate cost of real estate owned at December 31, 1999 for federal income tax purposes is approximately $246,203.

    (B) Reconciliation of real estate owned (in thousands of dollars):

                                                       2000        1999        1998
                                                     ---------   ---------   --------
         Balance at Beginning of Year..............  $ 808,551   $ 602,994   $507,779
         Amounts Capitalized.......................    314,749     310,254    109,915
         Amounts Retired or Adjusted...............   (624,974)   (104,697)   (14,700)
                                                     ---------   ---------   --------
         Balance at Close of Period................  $ 498,326   $ 808,551   $602,994
                                                     =========   =========   ========

    (C) Reconciliation of accumulated depreciation (in thousands of dollars):

         Balance at Beginning of Year..............  $  61,618   $  54,893   $ 42,343
         Depreciation Expense......................     15,047      14,817     12,784
         Amounts Retired or Adjusted...............    (70,111)     (8,092)      (234)
                                                     ---------   ---------   --------
         Balance at Close of Period................  $   6,554   $  61,618   $ 54,893
                                                     =========   =========   ========