Form 10-Q
period 2001-03-31
ST JOE CO
filed 2001-05-15
CIK 745308

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2001, there were 81,259,789 shares of common stock, no par value, issued and outstanding, with an additional 12,575,693 shares issued and held in treasury.

                               THE ST. JOE COMPANY
                                      INDEX

                                                                       Page No.
PART I Financial Information:

         Consolidated Balance Sheets-
         March 31, 2001 and December 31, 2000                              3

         Consolidated Statements of Income-
         Three months ended March 31, 2001 and 2000                        4

         Consolidated Statements of Cash Flows-
         Three months ended March 31, 2001 and 2000                        5

         Notes to Consolidated Financial Statements                        6

         Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                            10

PART II Other Information

         Exhibits and Reports on Form 8-K                                 19

                               THE ST. JOE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                 March 31,         December 31,
                                                                                   2001                2000
                                                                                -----------        ------------
ASSETS

  Real estate investments                                                       $   611,817         $   565,769
  Property, plant and equipment, net                                                 56,904              56,077
  Cash and cash equivalents                                                          39,683              51,605
  Short term investments                                                             29,438              30,101
  Accounts receivable, net                                                           34,332              45,328
  Marketable securities                                                             138,794             121,723
  Prepaid pension asset                                                              77,467              74,967
  Goodwill                                                                          137,328             138,115
  Other assets                                                                       42,480              31,336
                                                                                -----------         -----------
Total assets                                                                    $ 1,168,243         $ 1,115,021
                                                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Debt                                                                          $   377,938         $   296,848
  Accounts payable                                                                   36,960              37,662
  Accrued liabilities                                                                34,107              38,683
  Income tax payable                                                                  3,256               5,057
  Other liabilities                                                                   7,831               9,660
  Deferred income taxes                                                             166,554             155,161
  Minority interest in unconsolidated subsidiaries                                    2,880               2,866
                                                                                -----------         -----------
                                                                                    629,526             545,937

Stockholders' equity:
  Common stock, no par value; 180,000,000 shares
    authorized; 93,506,868 and 92,709,185 issued at
    March 31, 2001 and December 31, 2000, respectively                               43,404              31,181
  Retained earnings                                                                 665,948             661,500
  Accumulated other comprehensive income                                             88,122              78,129
  Restricted stock deferred compensation                                             (1,931)             (2,257)
  Treasury stock, at cost, 11,323,943 and 8,782,893 shares
      at March 31, 2001 and December 31, 2000, respectively                        (256,826)           (199,469)
                                                                                -----------         -----------
    Total stockholders' equity                                                      538,717             569,084

  Commitments and contingencies

                                                                                -----------         -----------
Total liabilities and stockholders' equity                                      $ 1,168,243         $ 1,115,021
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

                               THE ST. JOE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                       Three Months
                                                                                      Ended March 31
                                                                                ---------------------------
                                                                                   2001              2000
                                                                                ---------         ---------
Operating revenues                                                              $ 140,132         $ 211,031
                                                                                ---------         ---------

Expenses:
  Operating expenses                                                              111,792           158,202
  Corporate expense, net                                                            4,180             5,264
  Depreciation and amortization                                                     6,794            13,987
                                                                                ---------         ---------
      Total expenses                                                              122,766           177,453
                                                                                ---------         ---------

      Operating profit                                                             17,366            33,578
                                                                                ---------         ---------

Other income (expense):
  Investment income                                                                 1,840             5,225
  Interest expense                                                                 (3,788)           (1,629)
  Other, net                                                                        2,387             1,624
                                                                                ---------         ---------
      Total other income                                                              439             5,220
                                                                                ---------         ---------

Income before income taxes and minority interest                                   17,805            38,798

Income tax expense                                                                  6,766            14,927
Minority interest                                                                      11             5,114
                                                                                ---------         ---------
     Net income                                                                 $  11,028         $  18,757
                                                                                =========         =========

EARNINGS PER SHARE

Basic                                                                           $    0.13         $    0.22
                                                                                =========         =========

Diluted                                                                         $    0.13         $    0.22
                                                                                =========         =========

                 See notes to consolidated financial statements.

                               THE ST. JOE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       Three Months
                                                                                      Ended March 31
                                                                                ---------------------------
                                                                                   2001              2000
                                                                                ---------         ---------
Cash flows from operating activities:
  Net income                                                                    $  11,028         $  18,757
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                                   6,794            13,987
    Imputed interest on long-term debt                                              2,327               926
    Minority interest                                                                  11             5,114
    Deferred income tax expense                                                     6,012             6,817
    Equity in income of unconsolidated affiliates                                  (3,485)           (3,535)
    Gain on sales of investment property                                          (15,673)          (21,420)
    Purchases and maturities of trading investments, net                               --            15,770
    Cost of community residential properties sold                                  24,908             7,096
    Expenditures for residential properties                                       (52,311)          (27,354)
    Distributions from community residential unconsolidated affiliates             11,152            12,721
    Changes in operating assets and liabilities:
      Accounts receivable                                                          11,004            (6,107)
      Prepaid pension and other assets                                            (15,927)           (7,703)
      Accounts payable, accrued liabilities, and other liabilities                 (8,099)              641
      Income taxes payable                                                         (1,801)            1,169
      Discontinued operations                                                          --               215
                                                                                ---------         ---------
Net cash (used in) provided by operating activities                               (24,060)           17,094

Cash flows from investing activities:
  Purchases of property, plant and equipment                                       (2,653)          (30,638)
  Purchases of and development of commercial investments in real estate           (26,177)          (31,032)
  Purchases of available-for-sale investments                                          --          (299,605)
  Investments in joint ventures and purchase business acquisitions,
    net of cash received                                                           (3,186)           (4,124)
  Maturities and redemptions of available-for-sale investments                        663           310,048
  Proceeds from sales of operating and investment property                         16,643            37,374
  Distributions from unconsolidated affiliates                                         --               150
                                                                                ---------         ---------
Net cash used in investing activities                                             (14,710)          (17,827)

Cash flows from financing activities:
  Proceeds from long-term debt, net of repayments                                  78,562            34,885
  Proceeds from exercise of stock options and stock purchase plan                  12,223             1,200
  Dividends paid to stockholders                                                   (6,580)           (6,830)
  Dividends paid to minority interest                                                  --              (490)
  Treasury stock purchased                                                        (57,357)          (35,280)
                                                                                ---------         ---------
Net cash provided by (used in) financing activities                                26,848            (6,515)

Net decrease in cash and cash equivalents                                         (11,922)           (7,248)
Cash and cash equivalents at beginning of period                                   51,605            71,987
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $  39,683         $  64,739
                                                                                =========         =========

                 See notes to consolidated financial statements.

                               THE ST. JOE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

         On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. ("FLA"). Accordingly, the results of operations of FLA are included in the consolidated results of operations for the quarter ended March 31, 2000 and excluded for the quarter ended March 31, 2001. Subsequent to this distribution, the Company is primarily engaged in real estate operations. In order to more effectively present the statement of position of a real estate operating company, the December 31, 2000 balance sheet has been reclassified to conform with presentation consistent for a real estate operating company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

         Earnings per share ("EPS") are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

         In August 1998, the Company's Board of Directors authorized $150.0 million for the repurchase of the Company's outstanding common stock on the open market. During the first quarter of 2000, the Company completed this initial repurchase plan, having acquired a total of 6,485,311 shares. In February 2000, the Company's Board of Directors authorized an additional $150.0 million for the repurchase of the Company's outstanding stock. During the first quarter of 2001, the Company repurchased 2,482,500 shares under its second authorization, including 1,480,800 shares from the Alfred I. DuPont Testamentary Trust (the "Trust"), the majority stockholder of the Company, and the Trust's beneficiary, the Nemours Foundation. As of March 31, 2001, a total of 9,520,666 shares have been repurchased on the open market and 1,896,300 shares have been repurchased from the Trust under both authorizations. In addition, during the first quarter of 2001, the Company issued 680,583 shares upon the exercise of stock options.

         Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

                                       Three Months Ended March 31,
                                       ----------------------------
                                          2001              2000
                                       ----------        ----------
         Basic                         82,939,359        85,380,314
         Diluted                       86,012,932        86,537,245

Comprehensive Income

         The Company's comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. For the three months ended March 31, 2001 and 2000, total comprehensive income was approximately $21.0 million and $6.1 million, respectively.

Supplemental Cash Flow Information

         The Company paid $2.8 million and $0.1 million for interest in the first three months of 2001 and 2000, respectively. The Company paid $0.8 million and $5.0 million for income taxes in the first three months of 2001 and 2000, respectively. The Company capitalized interest expense of $1.6 million and $1.1 million in the first three months of 2001 and 2000, respectively.

         Cash flows related to real estate development activities are included in operating activities on the statements of cash flows.

3.       REAL ESTATE INVESTMENTS

         Real estate investments include the following (in thousands):

                                            March 31, 2001     December 31, 2000
                                            --------------     -----------------
Operating property                            $276,796             $261,477
Development property                           179,040              151,342
Investment property                             97,215               85,507
Investments in unconsolidated affiliates        66,549               73,997
                                              --------             --------
                                               619,600              572,323
Accumulated depreciation                        (7,783)              (6,554)
                                              --------             --------
                                              $611,817             $565,769
                                              ========             ========

         Included in operating property are the Company's timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land and property currently under development. Investment property is the Company's land held for future use.

4.       DEBT

         Long-term debt consisted of the following (in thousands):

                                                                             March 31, 2001     December 31, 2000
                                                                             --------------     -----------------
Minimum liability owed on sale of equity securities                             $ 124,043           $ 121,717
Senior revolving credit agreement, unsecured                                      185,000             115,000
Revolving credit agreement, secured by restricted
   short-term investments                                                          29,438              30,101
Debt secured by mortgages on certain commercial and
   residential property                                                            26,947              27,000
Warehousing credit secured by mortgages                                             7,468                  --
Notes payable to former owners of businesses acquired                               2,369               2,829
Various secured and unsecured notes payable                                         2,719                 269
Less: discounts on non-interest bearing notes payable                                 (46)                (68)
                                                                                ---------           ---------
     Total debt                                                                   377,938             296,848
                                                                                =========           =========
        Current portion                                                         $  41,781           $  33,041
                                                                                =========           =========

         On March 1, 2001, Arvida Realty Services, the Company's residential real estate services segment, entered into a $30.0 million warehouse line of credit secured by certain of its first and second mortgages. The line of credit matures February 28, 2002 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1.20%. At March 31, 2001, the interest rate was 6.28%.

5.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 138"), an amendment to FAS 133. FAS 138 and FAS 133 establish accounting and reporting standards for derivative instruments and hedging activities and require entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

         It is the policy of the Company to enter into hedging activities when they are deemed beneficial and cost effective for the purpose of protecting the fair value or future cash flows associated with a particular asset or liability. At January 1 and March 31, 2001, the Company was party to forward sale contracts ("Forward Sale Contracts") that provide for the sale of a portfolio of equity securities held by the Company to a third party on October 15, 2002. This transaction was initiated on October 15, 1999 in order to minimize the Company's price risk related to the securities. The Company has designated the Forward Sale Contracts as a hedge of the fair value of the securities which fixed the fair value at inception. The Forward Sale Contracts were the only derivatives held by the Company during the period. Upon execution of the contracts, the Company received approximately $111.1 million in cash.

         Pursuant to FAS 138 and FAS 133, the Company has accounted for the forward sale of its securities as a fair value hedge. The changes in fair value of the Forward Sale Contracts are recorded through the statement of income. However, such changes are offset by changes in fair value of the underlying securities. The net impact of the adoption of these standards, recorded as a separate component of other comprehensive income at January 1, 2001, was approximately $10.0 million, net of income taxes, which represents the reclassification of accumulated other comprehensive income related to the underlying securities.

         During the first quarter of 2001, the value of the Forward Sale Contracts increased by $12.3 million to $41.4 million. The net impact to the statement of income for the period was a gain of $1.7 million which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts which the Company is excluding from its assessment of hedge effectiveness.

6.       SEGMENT INFORMATION

         The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and services, land sales, forestry and transportation. Intercompany transactions have been eliminated. The Company evaluates a segment's performance based on Net EBITDA. Net EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization, and is net of the effects of minority interests. Net EBITDA also excludes gains from discontinued operations and gains (losses) on sales of nonoperating assets. Net EBITDA is considered a key financial measurement in the industries that the Company operates. Gross EBITDA has also been presented where applicable and is defined as Net EBITDA excluding the effects of minority interests. The segment labeled other primarily consists of investment income, net of corporate general and administrative expenses. Also included in the segment labeled other are the revenues and costs related to the initial operations of the Company's newly formed hospitality development group. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

         Information by business segment follows: (In thousands)

                                                                                Three months ended March 31,
                                                                                --------            --------
                                                                                  2001                2000
                                                                                --------            --------
Total Revenues:
  Residential real estate services                                              $ 53,786            $ 50,933
  Community residential development                                               39,275              27,639
  Commercial real estate development and services                                 19,475              48,684
  Land sales                                                                      17,458              19,871
  Forestry                                                                         9,315              11,785
  Transportation                                                                     482              51,939
  Other                                                                              341                 180
                                                                                --------            --------
    Total revenues                                                              $140,132            $211,031
                                                                                ========            ========

Net EBITDA:
  Residential real estate services                                              $  2,251            $  2,312
  Community residential development                                                7,861               4,478
  Commercial real estate development and services                                  1,941               4,883
  Land sales                                                                      14,433              17,895
  Forestry                                                                         4,036               6,885
  Transportation                                                                    (393)              9,221
  Other                                                                           (2,986)             (2,982)
                                                                                --------            --------
   Net EBITDA                                                                   $ 27,143            $ 42,692

Adjustments to reconcile to net income
  Depreciation and amortization                                                 $ (6,794)           $(13,987)
  Gain on valuation of derivatives                                                 1,697                  --
  Other income                                                                       (25)                 88
  Interest expense                                                                (4,249)             (1,629)
  Income tax expense                                                              (6,766)            (14,927)
  Minority interest                                                                   22               6,520
                                                                                --------            --------
    Net income                                                                  $ 11,028            $ 18,757
                                                                                ========            ========

         There was no material change in any segment's total assets since December 31, 2000.

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

         The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $148.6 million; the amount outstanding at March 31, 2001 totaled $123.2 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

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

         The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management's evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.9 million and $5.3 million as of March 31, 2001 and December 31, 2000, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, the Company has made and will make "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give the Company's current expectations or forecasts of future events, circumstances or results. The Company's disclosure in this report, including in the MD&A section, contains forward-looking statements. The Company may also make forward-looking statements in our other documents filed with the SEC and in other written materials. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its other documents filed with the SEC and in other written materials. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. In particular, but without limitation, discussions regarding the size and number of commercial buildings, residential units, development timetables, development approvals and the ability to obtain approvals, anticipated price ranges of developments, the number of units that can be supported upon full build-out of development, and the absorption rate and expected gain on land sales are forward-looking statements. Additional risk factors that may cause actual results to differ materially from those expressed in forward looking statements in this Form 10-Q are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities Exchange Commission. Such statements are based on current expectations and are subject to certain risks discussed in this report and in our other periodic reports filed with the SEC. Other factors besides those listed in this report or discussed in the Company's other reports to the SEC could also adversely affect the Company's results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.

OVERVIEW

         The St. Joe Company is a real estate operating company, primarily engaged in community residential, commercial, hospitality and leisure resort development, along with residential and commercial real estate services, and land sales. The Company also has significant interests in timber and a transportation operation. In October 2000, the Company completed the spin-off of Florida East Coast Industries, Inc.("FLA"), which was primarily included in the transportation and commercial real estate development segments.

RECENT EVENTS

         On April 16, 2001, the commercial real estate development and services segment sold a 310,000-square-foot office building in Boca Raton, Florida to the National Council on Compensation Insurance Holdings, Inc. ("NCCI") for a purchase price of $52.5 million, resulting in an approximate gain of $4.0. The building was designed and constructed exclusively for NCCI as the organization's new corporate headquarters.

         On April 20, 2001, the Company closed the sale of Snipe Island, a 10,681 acre hydric hammock area that borders the Aucilla and Econfina Rivers in Taylor County, Florida. The State of Florida purchased the land in a transaction negotiated by the Nature Conservancy. The purchase price was $10.0 million, with $9.4 million recognized as gain.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

THREE MONTHS ENDED MARCH 31

         Total revenues decreased $70.9 million, or 34% to $140.1 million for the first quarter of 2001 as compared to $211.0 million in the first quarter of 2000, primarily due to the FLA spin-off. The community residential development segment, through sales recorded at its northwest and northeast Florida residential communities and sales of homes by Saussy Burbank, Inc, ("Saussy Burbank") a homebuilder in Charlotte, North Carolina, recorded $39.2 million in the first quarter of 2001, a 42% increase over $27.6 million in the first quarter of 2000. The residential real estate services segment through Arvida Realty Services ("ARS") contributed $53.8 million in the first quarter of 2001, a 6% increase over $50.9 million in the first quarter of 2000. The land sales segment of the Company recorded revenues of $17.5 million in the first quarter of 2001, a 12% decrease compared to $19.9 million in the first quarter of 2000. The commercial real estate development and services segment, through St. Joe Commercial, contributed $19.5 million in the first quarter of 2001, a 60% decrease compared to $48.7 million in the first quarter of 2000, contributed through both Flagler Development Company ("Flagler"), a wholly owned subsidiary of FLA, and St. Joe Commercial. The forestry segment reported revenues of $9.3 million during the first quarter of 2001, a 21% decrease compared to $11.8 million in the first quarter of 2000. In the first quarter of 2001, the transportation segment, through Apalachicola Northern Railroad Company ("ANRR"), recorded revenues of $0.5 million. In the first quarter of 2000, the transportation segment recorded total revenues of $51.9 million, comprised of $1.2 million contributed through ANRR and $50.7 million contributed by FLA. Revenues not attributable to any particular segment were $0.3 million and $0.2 million in the first quarter of 2001 and 2000, respectively.

         Operating expenses totaled approximately $111.8 million, a decrease of $46.4 million, or 29%, for the first quarter of 2001 as compared to $158.2 million for the first quarter of 2000. The community residential development segment recorded $32.0 million in costs in the first quarter of 2001, a 39% increase over the $23.1 million recorded in 2000. The residential real estate services segment contributed $52.1 million in costs in the first quarter of 2001, a 6% increase over the $49.0 million in costs recorded in the first quarter of 2000. The land sales segment contributed $3.1 million in costs in the first quarter of 2001, a 48% increase over the $2.1 million contributed in the first quarter of 2000. The commercial real estate development and services segment contributed $17.6 million in costs recorded in the first quarter of 2001, a 56% decrease compared to $40.3 million recorded in 2000. The forestry segment reported costs of $5.7 million in the first quarter of 2001, a 2% increase over the $5.6 million recorded in 2000. The transportation segment costs for the first quarter of 2001 were $0.9 million, contributed through ANRR. In the first quarter of 2000, transportation segment costs totaled $37.8 million, comprised of $0.7 million contributed by ANRR and $37.1 million contributed by FLA. The Company also recorded $0.4 million and $0.3 million in costs that were not attributable to a reportable segment.

         Corporate expense decreased 21% from $5.3 million to $4.2 million, primarily due to the effects of decreased employee benefit costs. Corporate expense included prepaid pension income of $2.5 in the first quarter of 2001, equal to the first quarter of 2000.

         Depreciation and amortization totaled $6.8 million, a decrease of $7.2 million, or 51%, primarily due to the FLA spin-off.

         Other income (expense) decreased $4.8 million, or 92% to $0.4 million in the first quarter of 2001 compared to $5.2 million in 2000. The decrease primarily resulted from the spin-off of FLA, partially offset by increased interest expense.

         Income tax expense on continuing operations totaled $6.8 million, an effective rate of 38%, for the first quarter of 2001 as compared to expense of $14.9 million, an effective rate of 38.5% for the first quarter of 2000.

         Net income for the first quarter of 2001 was $11.0 million or $0.13 per diluted share as compared to $18.8 million or $0.22 per diluted share for the first quarter of 2000.

COMMUNITY RESIDENTIAL DEVELOPMENT
(In millions)

                                                   Three months ended
                                                       March 31,
                                                   ------------------
                                                    2001        2000
                                                   ------      ------

Revenues                                           $ 39.2      $ 27.6

Operating expenses                                   32.0        23.0

Depreciation and amortization                         0.2          --

Other income (expense)                                0.2          --

Pretax income from continuing operations              7.3         4.6

EBITDA, gross                                         7.9         4.6

EBITDA, net                                           7.9         4.5

         The Company's community residential development operations currently consist of community development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. ("Arvida/JMB") and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded using the equity method of accounting for investments. These two partnerships manage a total of 20 communities in various stages of planning and development primarily focused in northwest, northeast, central and south Florida.

         WaterColor, a coastal resort community in Walton County, Florida began sales in March of 2000. Lot sales and home closings are currently occurring. Construction is underway on the first premium Gulf-front condominiums and delivery of the first of these 22 residences is scheduled to begin in the third quarter. The beach club, town center and the 60-room beachfront WaterColor Inn are also under construction, with the beach club scheduled to open in mid-summer 2001 and the Watercolor Inn in early 2002. WaterColor will eventually be a 1,140 unit beachfront resort and residential community.

         Approximately three miles east of WaterColor on about a mile of beachfront property, WaterSound is being planned as an exclusive and secluded beachfront community. The first phase will offer 47 single family home sites, including six beachfront sites, as well as 90 multi-family and townhouse units. Earnings from WaterSound are expected to begin in the second half of 2001. The Camp Creek Golf Club, located approximately four miles east of WaterColor and within one-half mile of WaterSound, is scheduled to open in May 2001.

         Construction is well underway at SouthWood in Tallahassee. The first phase will consist of 134 single-family homes and 60 townhomes. SouthWood will eventually have more than 4,250 homes, a town center, including retail shops, professional offices and restaurants and entertainment facilities. Earnings are expected to commence in the second quarter of 2001. In the fourth quarter of 2000, Southwood began contributing to earnings with the sale of land for the construction of an apartment complex.

         The Point at St. Joe Beach, a beachfront community located in Gulf County, Florida, is currently under development. This 80-acre community will offer 110 lots, many of which will be beachfront. The Point at St. Joe Beach will also offer a pool club, several community docks and a conservation area accessed by boardwalks and trails. Planning is also underway for further development along an additional 3.5 mile stretch of beachfront property that extends approximately five miles from the beach.

         Construction continues at Victoria Park, near Orlando. This 1,859 acre community will have approximately 4,000 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course. Earnings are expected to begin in late 2001.

         During the first quarter of 2001, contracts have been received for the first 58 units in the first phase of St. Johns Golf and Country Club in St. Johns County, Florida. The average price of a home in this 799-unit golf course community is expected to be approximately $230,000. Responding to consumer demand, infrastructure construction on phase two of the community is already underway. Earnings are expected to begin in the third quarter of 2001. Actual closed units in the first quarter of 2001 consisted of 25 lots at an average price of $52,000.

         Also in St. Johns County, sales closed on five riverfront lots for an average price of $380,000. As of March 31, 2001, twenty lots have been sold of the initial product offering of 23 lots. There are also an additional 4,300 acres and more than three miles of frontage on the St. Johns River remaining.

THREE MONTHS ENDED MARCH 31

         Real estate sales totaled $35.0 million with related costs of sales of $24.9 million during the first quarter of 2001 as compared to sales of $23.9 million in 2000 with related cost of sales of $18.8 million. Following is a detail of activity by development (in millions):

                             Quarter ended March 31, 2001                Quarter ended March 31, 2000
                       -----------------------------------------   -----------------------------------------

                        Closed                Cost of     Gross     Closed                Cost of     Gross
                       Units(a)  Revenues      sales      Profit   Units(a)  Revenues      sales      Profit
                       --------  --------     -------     ------   --------  --------     -------     ------

Northwest Florida:
  WaterColor              10      $ 11.1      $  5.9      $  5.2      --      $   --      $   --      $   --
  Summerwood              10         1.7         1.5         0.2       7         1.0         0.9         0.1
  Woodrun                  5         0.5         0.7        (0.2)      7         0.8         0.7         0.1
  SouthWood               13         0.8         0.4         0.4      --          --          --          --
  Retreat                 --          --          --          --       6         2.5         0.5         2.0
  Driftwood               --          --          --          --       4         0.5         0.1         0.4
  Camp Creek Point        --          --          --          --       1         0.6         0.1         0.5

Northeast Florida:
  James Island             7         2.3         2.0         0.3      23         6.6         6.0         0.6
  RiverTown                5         2.0         0.3         1.7      --          --          --          --
  St. Johns Golf &
     Country Club         25         1.3         0.8         0.5      --          --          --          --

Central Florida:
  Victoria Park            3         0.2         0.2          --      --          --          --          --

North Carolina and
 South Carolina:
  Saussy Burbank          58        15.1        13.1         2.0      60        11.9        10.5         1.4
                                  ------      ------      ------              ------      ------      ------

Total                             $ 35.0      $ 24.9      $ 10.1              $ 23.9      $ 18.8      $  5.1
                                  ======      ======      ======              ======      ======      ======

(a) Units are comprised of lot sales as well as single-family and multi-family residences.

         During the first quarter of 2001, 7 lots, 2 multi-family residences, and 1 single-family residence closed at WaterColor. The lots closed at WaterColor had an average sales price of approximately $518,000, while the residences averaged approximately $470,000. Revenue and costs of sales associated with multi-family housing units are recognized using the percentage of completion method of accounting.

         Other revenues from management fees and rental income totaled $0.2 million with related costs of $0.9 million in the first quarter of 2001 as compared to $0.3 million in revenues and $0.5 million in related costs in 2000. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $6.2 million during the first quarter of 2001 as compared to $3.7 million in 2000. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

         Income from the Company's investment in Arvida/JMB was $4.0 million for the first quarter of 2001, as compared to $3.2 million in 2000. During the first quarter of 2000, the Company also had income from other joint ventures of $.2 million. The community residential development segment recorded no income from other joint ventures in the first quarter of 2001.

RESIDENTIAL REAL ESTATE SERVICES
(In millions)

                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                    2001        2000
                                                   ------      ------

Revenues                                           $ 53.8      $ 50.9

Operating expenses                                   52.1        49.0

Depreciation and amortization                         2.0         1.7

Other income (expense)                                0.5         0.2

Pretax income from continuing operations              0.2         0.4

EBITDA, net                                           2.3         2.3

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

         During the first quarter of 2001, ARS began originating mortgage loans, including underwriting and closing loans and selling them on the secondary market. ARS also entered into a $30.0 million warehouse line of credit secured by certain of its first and second mortgages.

         Also in the first quarter of 2001, ARS expanded its integrated, internet-based real estate services through its new Home-Link service. The new service offers clients home-related products and services such as homeowners and service warranties, moving services, home inspections, utility connections, home, yard and pool maintenance.

THREE MONTHS ENDED MARCH 31

         Residential real estate services revenues were $53.8 million for the first quarter of 2001, a 6% increase over $50.9 million for the first quarter of 2000. Realty brokerage revenues in the first quarter of 2001 were attributable to 7,059 closed units as compared to 7,100 closed units in 2000. The average home sales price for the first quarter of 2001 increased to $213,000 as compared to $203,000 for the first quarter of 2000.

         Operating expenses were $52.1 million for the first quarter of 2001, a 6% increase over $49.0 million during the first quarter of 2000 and represent commissions paid on real estate transactions, underwriting fees on title policies, costs associated with processing, underwriting and secondary marketing of mortgage loans, and administrative expenses of the ARS operations. Contributing to the increase in the first quarter of 2001 as compared to the first quarter of 2000 was an increase in the percentage of gross commissions that were paid to real estate agents, an industry wide trend. Also contributing to the increase was the commencement of mortgage underwriting and secondary marketing activities, for which costs have already been incurred but revenue will not be fully recognized until the second quarter of 2001.

LAND SALES
(In millions)

                                                   Three months ended
                                                        March 31,
                                                   ------------------

                                                    2001        2000
                                                   ------      ------

Revenues                                           $ 17.5      $ 19.9

Operating expenses                                    3.1         2.1

Other income (expense)                                 --         0.1

Pretax income from continuing operations             14.4        17.9

EBITDA, net                                          14.4        17.9

         During the fourth quarter of 1999, St. Joe Land Company was created to sell parcels of land, typically 5 to 5,000 acres, from a portion of the total of 800,000 acres of timberland held by the Company in northwest Florida and southwest Georgia. These parcels can be used as large secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses.

THREE MONTHS ENDED MARCH 31

         During the first quarter of 2001, the land sales division had revenues of $17.5 million, which represented sales of 40 parcels totaling 7,506 acres at an average price of $2,318 per acre. Gross profit resulting from these sales totaled $15.4 million or 88% of total revenue as compared to gross profit in the first quarter of 2000 of $18.2 million or 91% of total revenue. During the first quarter of 2000, the land sales division had revenues of $19.9 million, which represented sales of 30 parcels totaling 8,772 acres at an average price of $2,269 per acre. This amount included the sale of approximately 3,620 acres for approximately $3,200 per acre, in Capps, near Tallahassee, Florida.

COMMERCIAL REAL ESTATE DEVELOPMENT AND SERVICES
(In millions)

                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                    2001        2000
                                                   ------      ------
Revenues                                           $ 19.5      $ 48.7

Operating expenses                                   17.6        40.3

Depreciation and amortization                         2.5         5.8

Other income (expense)                               (0.6)         --

Pretax income from continuing operations             (1.2)        2.6

EBITDA, gross                                         2.0         8.4

EBITDA, net                                           1.9         4.9

         Operations of the commercial real estate development and services segment include development of St. Joe properties ("St. Joe Commercial"), development and management of the real estate portfolio of Flagler , the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. ("CGI"), to develop and manage properties throughout the southeast. Until October 9, 2000, the Company owned 54% of FLA and Flagler is the wholly owned real estate subsidiary of FLA.

THREE MONTHS ENDED MARCH 31

         Revenues generated from rental operations in the first quarter of 2001 are from St. Joe Commercial owned operating properties, while rental revenues in the first quarter of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FLA owned rental properties. Rental revenues in the first quarter of 2001 were $5.2 million, a decrease of 66% compared to $15.3 million recognized during the first quarter of 2000. The decrease in rental revenues caused by the FLA spin-off was partially offset by increased rental revenues from St. Joe Commercial owned operating properties.

         Rental revenues generated by St. Joe Commercial owned operating properties were $5.2 million during the first quarter of 2001 compared to $1.9 million in the first quarter of 2000, while operating expenses relating to these revenues were $1.5 million and $0.5 million, respectively. Using tax-deferred proceeds from land sales, St. Joe Commercial has acquired five commercial properties in the Tampa-St. Petersburg, Florida area, one commercial property in Plantation, Florida, and one commercial property in east Cobb County, Atlanta, Georgia. As of March 31, 2001, St. Joe Commercial had interests in, either wholly owned or through partnerships, 16 operating buildings with 2.1 million total rentable square feet in service, compared to 10 operating buildings with
1.2 million total rentable square feet in service at March 31, 2000. The overall occupancy rate at March 31, 2001 was 85%, compared to 63% at March 31, 2000. Approximately 0.5 million square feet of office space is under construction as of March 31, 2001.

         Rental revenues generated by Flagler owned operating properties and FLA rental properties during the first quarter of 2000 were $13.4 million. Operating expenses on rental revenues, excluding depreciation were $5.0 million in the first quarter of 2000. In the first quarter of 2000, Flagler sold real estate properties for gross proceeds of $1.4 million with cost of sales of $0.4 million.

         In the first quarter of 2000, St. Joe sold the HomeSide Lending building for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain.

         Operating revenues generated from Advantis totaled $14.8 million during the first quarter of 2001 compared with $15.9 million for the first quarter of 2000, a decrease of 7% due primarily to a decrease in the revenues associated with construction contracts. This decrease was partially offset by revenue increases in brokerage and property management. Advantis expenses were $14.5 million during the first quarter of 2001 compared with $16.7 million in 2000, a decrease of 13%, primarily due to a decrease in construction costs associated with lower construction volumes. Advantis' expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported a net loss from these investments of $0.5 million in the first quarter of 2001, compared to earnings of $0.1 million in the first quarter of 2000.

         General and administrative expenses for the commercial group, which are included in operating expenses, decreased 55% to $1.6 million for the first quarter of 2001 from $3.3 million in the first quarter of 2000. Of total general and administrative expenses for the first quarter of 2000, $1.7 million are St. Joe Commercial related and $1.6 million are related to Flagler.

         Depreciation and amortization decreased by $3.3 million to $2.5 million, primarily due to the FLA spin-off.

FORESTRY
(In millions)

                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                    2001        2000
                                                   ------      ------
Revenues                                           $  9.3      $ 11.8

Operating expenses                                    5.7         5.6

Depreciation and amortization                         0.9         0.8

Other income (expense)                                0.5         0.7

Pretax income from continuing operations              3.2         6.1

EBITDA, net                                           4.0         6.9

THREE MONTHS ENDED MARCH 31

         Total revenues for the forestry segment were $9.3 million in the first quarter of 2001, a decrease of 21% compared to $11.8 million in the first quarter of 2000. Total sales under the Company's fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation, were $3.9 million (182,000 tons) in the first quarter of 2001 as compared to $4.8 million (188,000 tons) in 2000. Sales to other customers totaled $5.1 million (231,000 tons) in the first quarter of 2001 compared to $6.3 million (191,000 tons) in 2000. The decrease in revenues is due to decreasing prices as a result of decreasing demand.

         Cost of sales were $5.2 million, or 56% of revenues, in 2001 as compared to $5.0 million, or 43% of revenues, in 2000 due to the decrease in sales of higher margin products. Other operating expenses were $.5 million in 2001 and $.6 million in 2000.

TRANSPORTATION
(In millions)

                                                   Three months ended
                                                        March 31,
                                                   -------------------
                                                    2001         2000
                                                   ------       ------
Revenues                                           $  0.5       $ 51.9

Operating expenses                                    0.9         37.8

Depreciation and amortization                         0.4          5.0

Other income (expense)                                 --          2.4

Pretax income from continuing operations             (0.8)        11.5

EBITDA, gross                                        (0.4)        16.6

EBITDA, net                                          (0.4)         9.2

THREE MONTHS ENDED MARCH 31

         During the first quarter of 2001, the transportation segment is comprised solely of the operations of ANRR. ANRR operating revenues decreased $0.7 million to $0.5 million in the first quarter of 2001 as compared to 2000. During the first quarter of 2000, revenues recorded by ANRR included contractual payments from Seminole Electric Cooperative, Inc. ("Seminole"). In 1999, Seminole filed a lawsuit to terminate shipments of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR subsequently filed suit to enforce the contract and accepted a $10.0 million settlement from Seminole. ANRR's workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

         ANRR's operating expenses increased $0.2 million to $0.9 million in the first quarter of 2001 as compared to the first quarter of 2000. The increase is primarily due to legal expenses associated with ANRR's settlement with Seminole.

         During the first quarter of 2000, the transportation segment includes the railway, trucking and telecom operations of FLA. Total FLA transportation operating revenues were $50.7 in the first quarter of 2000.

         FLA's operating expenses were $37.1 million in the first quarter of 2000.

FINANCIAL POSITION

         In August 1998, the St. Joe Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. During the first quarter of 2000, the Company completed this program having purchased 6.5 million shares at an average price of $23.09. In February 2000, the St. Joe Board of Directors authorized a second $150 million stock repurchase plan and the Company has purchased 4.9 million shares at an average price of $22.35 under this program. In December 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the "Trust"), the majority stockholder of the Company, and the Trust's beneficiary, the Nemours Foundation, to participate in the St. Joe Stock Repurchase Program for a 90-day period. As of March 31, 2001, a total of 9,520,666 shares have been repurchased on the open market and 1,896,300 shares have been repurchased from the Trust. The Company's goal is to repurchase, on average, over a million shares per quarter over the next several quarters.

         For the period ended March 31, 2001, cash used in operations was $24.1 million. Included in cash flows from operations were expenditures of $52.3 million relating to the community residential development segment. Cash used in investing activities totaled $14.7 million and included proceeds from sales of operating and investment property of $16.6 million and expenditures of $26.2 million related to commercial real estate investments. Other capital expenditures totaled $2.7 million and represent purchases of property, plant and equipment. Cash flows from financing activities totaled $26.8 million and included $78.6 million in proceeds, net of repayments, from the Company's $250 million line of credit and purchases of treasury stock totaling $57.4 million.

         The $250 million credit facility has an initial term of 2 years ending on March 30, 2002. This facility will be available for general corporate purposes, including repurchases of the Company's outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions. At March 31, 2001, the Company was in compliance with all covenants and restrictions related to this facility. The Company is in the process of executing an extension of this facility to March 30, 2003.

         Management believes that its financial condition is strong and that its cash, investments, other liquid assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses including the continued investment in real estate developments.

ITEM 7A. MARKET RISK

         The Company's primary market risk exposure is interest rate risk related to the Company's long-term debt. The Company's $250.0 million senior unsecured revolving credit facility matures in March 2002. As of March 31, 2001, $185.0 million was outstanding. This debt accrues interest at different rates based on timing of the loan and the Company's preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate ("LIBOR") plus a LIBOR margin in effect at the time of the loan. This loan subjects the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

         In addition, in order to minimize the Company's price risk related to its equity securities, the Company entered into three year forward sale contracts ("Forward Sale Contracts") in 1999 that will lead to the ultimate disposition of the securities on October 15, 2002. The Company received approximately $111.1 million in cash at the time of the transaction. The agreement allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value increase. Conversely, if the value of the securities decreases below their value on October 15, 1999, the Company retains no additional liability. The Company has designated the Forward Sale Contracts as a hedge of the fair value of the securities by fixing the fair value at inception. The changes in fair value of the Forward Sale Contracts are recorded through the income statement, offset by changes in fair value of the underlying securities. During the first quarter of 2001, the value of the derivative instruments increased by $12.3 million, with $1.7 million included in other income as gain related to the time value component of the change in fair value of the Forward Sale Contracts, which the Company is excluding from its assessment of hedge effectiveness.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit

         99.01    Supplemental Calculation of Selected Consolidated Financial
                  Data

(b)      Reports on Form 8-K

         Item 7 - Supplemental Information - February 15, 2001
         Item 7 - Analyst Presentation - February 22, 2001
         Item 7 - Supplemental Information - April 20, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The St Joe Company


Date: May 14, 2001                 /s/ Peter S. Rummell
                                   ---------------------------------------------
                                   Peter S. Rummell
                                   Chairman of the Board and
                                   Chief Executive Officer


Date: May 14, 2001                 /s/ Kevin M. Twomey
                                   ---------------------------------------------
                                   Kevin M. Twomey
                                   President, Chief Operating Officer, and
                                   Chief Financial Officer


Date: May 14, 2001                 /s/ Janna L. Connolly
                                   ---------------------------------------------
                                   Janna L. Connolly
                                   Vice President, Controller
                                   (Chief Accounting Officer)