Form 10-Q
period 2001-06-30
ST JOE CO
filed 2001-08-13
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

(904) 396-6600
(Registrant’s telephone number, including area code)

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

As of August 8, 2001, there were 80,091,914 shares of common stock, no par value, issued and outstanding, with an additional 15,549,293 shares issued and held in treasury.

THE ST. JOE COMPANY
INDEX

		Page No.
PART I	Financial Information:

	Consolidated Balance Sheets- June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Income – Three months and six months ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows- Six months ended June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	11

PART II	Other Information

	Exhibits and Reports on Form 8-K	25

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS

Real estate investments	$624,280	$565,769

Property, plant and equipment, net	70,899	56,077

Cash and cash equivalents	48,691	51,605

Short term investments	30,599	30,101

Accounts receivable, net	40,073	45,328

Marketable securities	142,603	121,723

Prepaid pension asset	79,967	74,967

Goodwill	141,528	138,115

Other assets	61,542	31,336

Total assets	$1,240,182	$1,115,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt	$457,006	$296,848

Accounts payable	43,244	37,662

Accrued liabilities	39,379	38,683

Income tax payable	626	5,057

Other liabilities	7,789	9,660

Deferred income taxes	178,191	155,161

Minority interest in unconsolidated subsidiaries	1,330	2,866

	727,565	545,937

Stockholders’ equity:

Common stock, no par value; 180,000,000 shares authorized; 94,210,383 and 92,709,185 issued at June 30, 2001 and December 31, 2000, respectively	56,138	31,181

Retained earnings	690,186	661,500

Accumulated other comprehensive income	88,418	78,129

Restricted stock deferred compensation	(1,604)	(2,257)

Treasury stock, at cost, 13,836,993 and 8,782,893 shares at June 30, 2001 and December 31, 2000, respectively	(320,521)	(199,469)

Total stockholders’ equity	512,617	569,084

Commitments and contingencies (Notes 4 and 7)

Total liabilities and stockholders’ equity	$1,240,182	$1,115,021

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2001	2000	2001	2000

Operating revenues	$259,349	$222,013	$399,481	$433,044

Expenses:

Operating expenses	210,001	165,975	321,793	324,177

Corporate expense, net	6,102	6,414	10,282	11,678

Depreciation and amortization	6,963	14,449	13,757	28,436

Total expenses	223,066	186,838	345,832	364,291

Operating profit	36,283	35,175	53,649	68,753

Other income (expense):

Investment income	2,077	2,912	3,917	8,137

Interest expense	(3,289)	(3,312)	(7,077)	(4,941)

Other, net	3,981	1,717	6,368	3,341

Total other income	2,769	1,317	3,208	6,537

Income before income taxes and minority interest	39,052	36,492	56,857	75,290

Income tax expense	14,839	14,449	21,605	29,376

Minority interest	(107)	3,214	(96)	8,328

Net income	$24,320	$18,829	$35,348	$37,586

EARNINGS PER SHARE

Basic	$0.30	$0.22	$0.43	$0.44

Diluted	$0.29	$0.22	$0.41	$0.43

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30

	2001	2000

Cash flows from operating activities:

Net income	$35,348	$37,586

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	13,757	28,436

Imputed interest on long-term debt	4,653	2,983

Minority interest	(96)	8,328

Deferred income tax expense	17,490	6,841

Equity in income of unconsolidated affiliates	(10,628)	(9,465)

Gain on sales of operating and investment property	(41,546)	(35,501)

Purchases and maturities of trading investments, net	—	(9,817)

Cost of community residential properties sold	55,844	16,089

Expenditures for residential properties	(103,249)	(55,380)

Distributions from community residential unconsolidated affiliates	10,840	13,600

Gain on valuation of derivatives	(5,051)	—

Changes in operating assets and liabilities:

Accounts receivable	5,700	(6,457)

Prepaid pension and other assets	(31,564)	(11,777)

Accounts payable, accrued liabilities, and other liabilities	2,897	37,347

Income taxes payable	(1,640)	(1,642)

Discontinued operations	—	215

Net cash used in provided by operating activities	(47,245)	21,386

Cash flows from investing activities:

Purchases of property, plant and equipment	(18,557)	(77,601)

Purchases of and development of commercial investments in real estate	(74,421)	(64,309)

Purchases of available-for-sale investments	—	(11,822)

Investments in joint ventures and purchase business acquisitions, net of cash received	(10,816)	(11,860)

Maturities and redemptions of available-for-sale investments	(380)	40,404

Proceeds from sales of operating and investment property	102,774	54,341

Distributions from unconsolidated affiliates	1,212	1,875

Net cash used in investing activities	(188)	(68,972)

Cash flows from financing activities:

Proceeds from revolving credit agreements, net of repayments	90,380	101,822

Proceeds from mortgage warehouse line of credit, net of repayments	25,602	—

Proceeds from other long-term debt	35,712	1,335

Repayments of other long-term debt	(1,627)	(738)

Proceeds from exercise of stock options and stock purchase plan	22,166	5,153

Dividends paid to stockholders	(6,662)	(6,830)

Dividends paid to minority interest	—	(980)

Treasury stock purchased	(121,052)	(43,464)

Net cash provided by financing activities	44,519	56,298

Net (decrease) increase in cash and cash equivalents	(2,914)	8,712

Cash and cash equivalents at beginning of period	51,605	71,987

Cash and cash equivalents at end of period	$48,691	$80,699

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

     On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). Accordingly, the results of operations of FLA are included in the consolidated results of operations for the three-month and six-month periods ended June 30, 2000 and excluded for the three-month and six-month periods ended June 30, 2001. Subsequent to this distribution, the Company is primarily engaged in real estate operations. In order to more effectively present the statement of position of a real estate operating company, the December 31, 2000 balance sheet has been reclassified to conform with presentation consistent for a real estate operating company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

     In August 1998, the Company’s Board of Directors authorized $150.0 million for the repurchase of the Company’s outstanding common stock on the open market. During the first quarter of 2000, the Company completed this initial repurchase plan, having acquired a total of 6,485,311 shares. In February 2000, the Company’s Board of Directors authorized an additional $150.0 million for the repurchase of the Company’s outstanding stock. During the second quarter of 2001, the Company completed purchases under this second authorization. Total shares purchased under the second authorization were 6,577,130, including 3,653,330 shares purchased on the open market and 2,923,800 purchased from the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, the Nemours Foundation. On May 15, 2001, the Board of Directors authorized an additional $200 million stock repurchase program. During the second quarter, the Company purchased 867,575 shares under this program. As of June 30, 2001, a total of 13,930,016 shares have been repurchased. Of these, 10,465,766 have been purchased on the open market and 3,464,250 have been purchased from the Trust.

     During the first six months of 2001, the Company issued 1,384,098 shares of common stock upon the exercise of stock options.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Basic	81,192,666	84,952,717	82,056,309	85,166,515

Diluted	84,606,865	86,922,557	85,300,195	86,729,901

Comprehensive Income

     The Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. For the six months ended June 30, 2001 and 2000, total comprehensive income was approximately $45.6 million and $17.3 million, respectively.

Supplemental Cash Flow Information

     The Company paid $6.3 million and $1.2 million for interest in the first six months of 2001 and 2000, respectively. The Company paid $3.5 million and $15.9 million for income taxes in the first six months of 2001 and 2000, respectively. The Company capitalized interest expense of $3.6 million and $2.9 million in the first six months of 2001 and 2000, respectively.

     Cash flows related to residential real estate development activities are included in operating activities on the statements of cash flows.

3. REAL ESTATE INVESTMENTS

     Real estate investments include the following (in thousands):

	June 30, 2001	December 31, 2000

Operating property	$281,695	$261,477

Development property	198,764	151,342

Investment property	76,657	85,507

Investments in unconsolidated affiliates	75,179	73,997

	632,295	572,323

Accumulated depreciation	(8,015)	(6,554)

	$624,280	$565,769

     Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land and property currently under development. Investment property is the Company’s land held for future use.

4. DEBT

     Long-term debt consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Minimum liability owed on sale of equity securities	$126,370	$121,717

Senior revolving credit agreement, unsecured	205,000	115,000

Revolving credit agreement, secured by restricted short-term investments	30,481	30,101

Debt secured by mortgages on certain commercial and residential property	62,179	27,000

Warehousing credit secured by mortgages	25,602	—

Other	7,401	3,098

Less: discounts on non-interest bearing notes payable	(27)	(68)

Total debt	457,006	296,848

Current portion	$60,206	$33,041

     The term of the Senior Revolving Credit Agreement has been extended to March 30, 2003. The interest rate is 5.0% at June 30, 2001.

     On March 1, 2001, Arvida Realty Services, the Company’s residential real estate services segment, entered into a $30.0 million warehouse line of credit, which has subsequently been increased to $50.0 million, secured by certain of its first and second mortgages. The line of credit matures February 28, 2002 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1.20%. At June 30, 2001, the interest rate was 4.96%.

     During the first six months of 2001, the Company entered into a new fixed-rate debt agreement, in the amount of $32.0 million, secured by certain commercial buildings. The interest rate is 7.17%.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement of Financial Accounting Standards No. 138, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 138”), an amendment to FAS 133. FAS 138 and FAS 133 establish accounting and reporting standards for derivative instruments and hedging activities and require entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

     It is the policy of the Company to enter into hedging activities when they are deemed beneficial and cost effective for the purpose of protecting the fair value or future cash flows associated with a particular asset or liability. At January 1 and June 30, 2001, the Company was party to forward sale contracts (“Forward Sale Contracts”) that provide for the sale of a portfolio of equity securities held by the Company to a third party on October 15, 2002. This transaction was initiated on October 15, 1999 in order to minimize the Company’s price risk related to the securities. The Company has designated the Forward Sale Contracts as a hedge of the fair value of the securities which fixed the fair value at inception. The Forward Sale Contracts were the only derivatives held by the Company during the period. Upon execution of the contracts, the Company received approximately $111.1 million in cash.

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

     During the first six months of 2001, the value of the Forward Sale Contracts decreased by $2.4 million to $26.6 million. During the six months ended June 30, 2001, the change in intrinsic value of the Forward Sale Contracts resulted in an unrealized loss of $7.5 million, which was recorded in Other Comprehensive Income. The net impact to the statement of income for the period was a gain of $5.1 million which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts which the Company is excluding from its assessment of hedge effectiveness.

6. SEGMENT INFORMATION

     The Company conducts primarily all of its business in six reportable operating segments, which are residential real estate services, community residential development, commercial real estate development and services, land sales, forestry and transportation. Intercompany transactions have been eliminated. The Company evaluates a segment’s performance based on Net EBITDA. Net EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization, and is net of the effects of minority interests. Net EBITDA also excludes gains from discontinued operations and gains (losses) on sales of nonoperating assets. Net EBITDA is considered a key financial measurement in the industries that the Company operates. Gross EBITDA has also been presented where applicable and is defined as Net EBITDA excluding the effects of minority interests. The segment labeled other primarily consists of investment income, net of corporate general and administrative expenses. Also included in the segment labeled other are the revenues and costs related to the initial operations of the Company’s newly formed hospitality development group. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows: (In thousands)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Total Revenues:

Residential real estate services	$79,472	$73,812	$133,258	$124,745

Community residential development	59,075	35,368	98,350	63,007

Commercial real estate development and services	85,936	35,774	105,411	84,458

Land sales	24,366	17,535	41,824	37,406

Forestry	9,611	7,877	18,926	19,662

Transportation	546	51,057	1,028	102,996

Other	343	590	684	770

Total revenues	$259,349	$222,013	$399,481	$433,044

Net EBITDA:

Residential real estate services	$9,397	$7,263	$11,648	$9,575

Community residential development	11,902	9,623	19,763	14,101

Commercial real estate development and services	6,603	7,114	8,544	11,997

Land sales	21,116	14,878	35,549	32,773

Forestry	3,760	3,531	7,796	10,416

Transportation	(519)	6,402	(912)	15,623

Other	(3,973)	(4,387)	(6,958)	(7,425)

Net EBITDA	$48,286	$44,368	$75,430	$87,060

Adjustments to reconcile to net income:

Depreciation and amortization	$(7,017)	$(14,449)	$(13,812)	$(28,436)

Gain on valuation of derivatives	3,354	—	5,051	—

Other income	(512)	426	(536)	514

Interest expense	(4,557)	(3,480)	(8,806)	(5,254)

Income tax expense	(14,839)	(14,449)	(21,605)	(29,376)

Minority interest	(395)	6,413	(373)	13,078

Net income	$24,320	$18,829	$35,348	$37,586

	June 30, 2001	December 31, 2000

Total Assets:

Residential real estate services	$179,358	$151,585

Community residential development	396,836	213,373

Commercial real estate development and services	355,984	335,319

Land sales	14,474	9,644

Forestry	109,395	101,380

Transportation	15,144	26,783

Other	168,991	276,937

Total assets	$1,240,182	$1,115,021

7. CONTINGENCIES

     The Company and its affiliates are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

     The Company has retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.

     The Company is wholly or jointly and severally liable as guarantor on six credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $148.6 million; the amount outstanding at June 30, 2001 totaled $125.9 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

     The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.7 million and $5.3 million as of June 30, 2001 and December 31, 2000, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     From time to time, the Company has made and will make “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning. Forward-looking statements give the Company’s current expectations or forecasts of future events, circumstances or results. The Company’s disclosure in this report, including in the MD&A section, contains forward-looking statements. The Company may also make forward-looking statements in our other documents filed with the SEC and in other written materials. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature the Company may make in its other documents filed with the SEC and in other written materials. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. In particular, but without limitation, discussions regarding the size and number of commercial buildings, residential units, development timetables, development approvals and the ability to obtain approvals, anticipated price ranges of developments, the number of units that can be supported upon full build-out of development, and the absorption rate and expected gain on land sales are forward-looking statements. Additional risk factors that may cause actual results to differ materially from those expressed in forward looking statements in this Form 10-Q are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities Exchange Commission. Such statements are based on current expectations and are subject to certain risks discussed in this report and in our other periodic reports filed with the SEC. Other factors besides those listed in this report or discussed in the Company’s other reports to the SEC could also adversely affect the Company’s results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.

Overview

     The St. Joe Company is a real estate operating company, primarily engaged in community residential, commercial, hospitality and leisure resort development, along with residential and commercial real estate services, and land sales. The Company also has significant interests in timber and a transportation operation. In October 2000, the Company completed the spin-off of Florida East Coast Industries, Inc. (“FLA”), which was primarily included in the transportation and commercial real estate development segments.

Results of Operations

Consolidated Results

Three Months Ended June 30

     Total revenues increased $37.3 million, or 17% to $259.3 million for the second quarter of 2001 as compared to $222.0 million in the second quarter of 2000. Increases in revenues reported by the community residential development, residential real estate services, land sales, commercial real estate development, and forestry segments were partially offset by a decrease in revenues reported by the transportation segment due to the FLA spin-off. The community residential development segment, through sales recorded at its northwest and northeast Florida residential communities and sales of homes by Saussy Burbank, Inc. (“Saussy Burbank”), recorded $59.1 million of revenues in the second quarter of 2001, a 67% increase over $35.4 million in the second quarter of 2000. The residential real estate services segment through Arvida Realty Services (“ARS”) contributed $79.5 million of revenues in the second quarter of 2001, an 8% increase over $73.8 million of revenues in the second quarter of 2000. The land sales segment of the Company recorded revenues of $24.3 million in the second quarter of 2001, a 39% increase compared to $17.5 million in the second quarter of 2000. The commercial real estate development and services segment, through St. Joe Commercial, contributed $85.9 million of revenues in the second quarter of 2001, a 140% increase compared to $35.8 million in the second quarter of 2000, contributed through both Flagler Development Company (“Flagler”), a wholly owned subsidiary of FLA, and St. Joe Commercial. The forestry segment reported revenues of $9.6 million during the second quarter of 2001, a 22% increase compared to $7.9 million in the second quarter of 2000. In the second quarter of 2001, the transportation segment, through Apalachicola Northern Railroad Company (“ANRR”), recorded revenues of $0.5 million. In the second quarter of 2000, the transportation segment recorded total revenues of $51.1 million, comprised of $0.6 million contributed through ANRR and $50.5 million contributed by FLA. Revenues not attributable to any particular segment were $0.4 million and $0.5 million in the second quarter of 2001 and 2000, respectively.

     Operating expenses totaled approximately $210.0 million, an increase of $44.0 million, or 27%, for the second quarter of 2001 as compared to $166.0 million for the second quarter of 2000. The community residential development segment recorded $48.6 million in costs in the second quarter of 2001, an 85% increase over the $26.2 million recorded in 2000. The residential real estate services segment contributed $70.8 million in costs in the second quarter of 2001, a 6% increase over the $67.1 million in costs recorded in the second quarter of 2000. The land sales segment contributed $3.3 million in costs in the second quarter of 2001, an 18% increase over the $2.8 million contributed in the second quarter of 2000. The commercial real estate development and services segment contributed $79.4 million in costs recorded in the second quarter of 2001, a 215% increase compared to $25.2 million recorded in 2000. The forestry segment reported costs of $6.5 million in the second quarter of 2001, a 30% increase over the $5.0 million recorded in 2000. The transportation segment costs for the second quarter of 2001 were $1.1 million, contributed through ANRR. In the second quarter of 2000, transportation segment costs totaled $39.1 million, comprised of $0.7 million contributed by ANRR and $38.4 million contributed by FLA. The Company also recorded $0.3 million and $0.6 million in costs that were not attributable to a reportable segment.

     Corporate expense decreased 5% from $6.4 million to $6.1 million, primarily due to the effects of decreased employee benefit costs. Corporate expense for the second quarter of 2001 included prepaid pension income of $2.5 million, compared to $2.0 million for the quarter ended June 30, 2000.

     Depreciation and amortization totaled $7.0 million, a decrease of $7.4 million, or 51%, primarily due to the FLA spin-off.

     Other income (expense) increased $1.5 million to $2.8 million in the second quarter of 2001 compared to $1.3 million in 2000. The increase primarily resulted from a gain on valuation of derivatives of $3.4 million, partially offset by increases in corporate interest expense and the effects of the FLA spin-off.

     Income tax expense totaled $14.8 million, an effective rate of 38%, for the second quarter of 2001 as compared to expense of $14.4 million, an effective rate of 40% for the second quarter of 2000.

     Net income for the second quarter of 2001 was $24.3 million or $0.29 per diluted share as compared to $18.8 million or $0.22 per diluted share for the second quarter of 2000.

Six Months Ended June 30

     Total revenues decreased $33.6 million, or 8% to $399.4 million for the first six months of 2001 as compared to $433.0 million in the first six months of 2000, primarily due to the FLA spin-off. The community residential development segment, through sales recorded at its northwest and northeast Florida residential communities and sales of homes by Saussy Burbank, Inc., recorded $98.4 million of revenues in the first six months of 2001, a 56% increase over $63.0 million of revenues in the first six months of 2000. The residential real estate services segment contributed $133.3 million of revenues in the first six months of 2001, a 7% increase over $124.7 million in the first six months of 2000. The land sales segment of the Company recorded revenues of $41.8 million in the first six months of 2001, a 12% increase compared to $37.4 million in the first six months of 2000. The commercial real estate development and services segment, through St. Joe Commercial, contributed $105.4 million of revenues in the first six months of 2001, a 25% increase compared to $84.5 million in the first six months of 2000, contributed through both Flagler and St. Joe Commercial. The forestry segment reported revenues of $18.9 million during the first six months of 2001, a 4% decrease compared to $19.7 million in the first six months of 2000. In the first six months of 2001, the transportation segment, through ANRR, recorded revenues of $1.0 million. In the first six months of 2000, the transportation segment recorded total revenues of $103.0 million, comprised of $1.8 million contributed through ANRR and $101.2 million contributed by FLA. Revenues not attributable to any particular segment were $0.6 million and $0.7 million in the first six months of 2001 and 2000, respectively.

     Operating expenses totaled approximately $321.8 million, a decrease of $2.4 million, or 1%, for the first six months of 2001 as compared to $324.2 million for the first six months of 2000. The community residential development segment recorded $80.6 million in costs in the first six months of 2001, a 63% increase over the $49.3 million recorded in 2000. The residential real estate services segment contributed $122.9 million in costs in the first six months of 2001, a 6% increase over the $116.2 million in costs recorded in the first six months of 2000. The land sales segment contributed $6.4 million in costs in the first six months of 2001, a 31% increase over the $4.9 million contributed in the first six months of 2000. The commercial real estate development and services segment contributed $97.0 million in costs recorded in the first six months of 2001, a 48% increase compared to $65.5 million recorded in 2000. The forestry segment reported costs of $12.2 million in the first six months of 2001, a 15% increase compared to the $10.6 million recorded in 2000. The transportation segment costs for the first six months of 2001 were $2.0 million, contributed through ANRR. In the first six months of 2000, transportation segment costs totaled $76.9 million, comprised of $1.4 million contributed by ANRR and $75.5 million contributed by FLA. The Company also recorded $0.7 million and $0.8 million in costs that were not attributable to a reportable segment.

     Corporate expense decreased 12% from $11.7 million to $10.3 million, primarily due to the effects of decreased employee benefit costs. Corporate expense for the six months ended June 30, 2001 included prepaid pension income of $5.0 million compared to $4.5 million for the six months ended June 30, 2000.

     Depreciation and amortization totaled $13.8 million, a decrease of $14.6 million, or 51%, primarily due to the FLA spin-off.

     Other income (expense) decreased $3.3 million to $3.2 million in the first six months of 2001 compared to $6.5 million in 2000. Decreases due to an increase in interest expense and the FLA spin-off were partially offset by a gain on valuation of derivatives of $5.1.

     Income tax expense totaled $21.6 million, an effective rate of 38%, for the first six months of 2001 as compared to expense of $29.4 million, an effective rate of 39% for the first six months of 2000.

     Net income for the first six months of 2001 was $35.3 million or $0.41 per diluted share as compared to $37.6 million or $0.43 per diluted share for the first six months of 2000.

Community residential development

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$59.1	$35.4	$98.4	$63.0

Operating expenses	48.6	26.2	80.6	49.3

Depreciation and amortization	0.2	—	0.4	—

Other income (expense)	—	0.2	0.2	0.2

Pretax income	10.3	9.3	17.6	13.9

EBITDA, gross	11.9	9.6	19.8	14.2

EBITDA, net	11.9	9.6	19.8	14.1

     The Company’s community residential development operations currently consist of community development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”) and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded using the equity method of accounting for investments. These entities manage or own over 20 communities in various stages of planning and development primarily focused in northwest, northeast, central and south Florida.

     WaterColor, a coastal resort community in Walton County, Florida began sales in March of 2000. Lot sales and home closings are currently occurring. Construction is underway on the first premium Gulf-front condominiums and delivery of the first of these 22 residences is scheduled to begin in the third quarter. The beach club opened on schedule in July and the 60-room beachfront WaterColor Inn is currently under construction with a scheduled opening in early 2002. Various other amenities are also under construction, including restaurants and boating, fishing and marina facilities, with scheduled openings later in 2001. WaterColor will eventually be a 1,140 unit beachfront resort and residential community.

     Approximately three miles east of WaterColor on about a mile of beachfront property, WaterSound is being planned as an exclusive and secluded beachfront community. During the second quarter, reservations were accepted on each of the 47 single-family home sites that were offered, including six beachfront sites. The average price of these first lots was $350,000. Closings are expected to begin in the third quarter. The Camp Creek Golf Club, located approximately four miles east of WaterColor and within one-half mile of WaterSound, opened in May 2001.

     During the second quarter, sales commenced at SouthWood in Tallahassee, Florida. Contracts have been accepted for 117 units in the first phase of 215 units. SouthWood is planned to have more than 4,250 homes, a town center, including retail shops, professional offices and restaurants and community facilities. In the fourth quarter of 2000, SouthWood began contributing to earnings with the sale of land for the construction of an apartment complex.

     WindMark Beach, a beachfront community located in Gulf County, Florida, is currently under development. This 80-acre community will offer 110 lots, many of which will be beachfront. WindMark Beach will also offer a pool club, several community docks and a conservation area accessed by boardwalks and trails. Planning is also underway for further development along an additional 3.5 mile stretch of beachfront property that extends inland approximately five miles from the beach.

     Construction continues at Victoria Park, near Orlando. This 1,859 acre community will have approximately 4,000 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course. Earnings are expected to begin in late 2001. As of June 30, 2001, contracts have been received for 9 residences and 5 lots.

     During the first six months of 2001, contracts have been received for over 100 units in the first phase of St. Johns Golf and Country Club in St. Johns County, Florida, with the first closing on a home occurring on June 30, 2001. The average price of a home in this 799-unit golf course community is currently approximately $295,000. Responding to consumer demand, infrastructure construction on phase two of the community is already underway. Earnings are expected to begin in the third quarter of 2001. Actual closed units in the first six months of 2001 included 44 lots at an average price of $51,000.

Three Months Ended June 30

     Real estate sales totaled $51.7 million with related costs of sales of $37.9 million during the second quarter of 2001 as compared to sales of $37.9 million in 2000 with related cost of sales of $20.9 million. Following is a detail of activity by development (in millions):

	Quarter ended June 30, 2001				Quarter ended June 30, 2000

	Closed				Closed
	Units (a)	Revenues	Cost of sales	Gross Profit	Units (a)	Revenues	Cost of sales	Gross Profit

Northwest Florida:

WaterColor	21	$15.6	$7.6	$8.0	25	$8.5	$2.8	$5.7

Summerwood	13	2.0	1.7	0.3	7	0.8	0.7	0.1

Woodrun	6	0.3	0.3	—	2	0.5	0.4	0.1

SouthWood	29	2.1	1.2	0.9	—	—	—	—

Retreat	—	—	—	—	2	0.7	—	0.7

Driftwood	2	0.3	0.1	0.2	8	1.1	0.4	0.7

The Hammocks	5	0.7	0.6	0.1	—	—	—	—

Other Bay County	2	0.1	—	0.1	—	—	—	—

Northeast Florida:

James Island	29	9.4	8.1	1.3	22	6.3	5.5	0.8

RiverTown	2	0.7	0.2	0.5	—	—	—	—

St. Johns Golf & Country Club	20	1.3	0.9	0.4	—	—	—	—

Central Florida:

Victoria Park	2	0.2	0.1	0.1	—	—	—	—

North Carolina and South Carolina:

Saussy Burbank	85	19.0	17.1	1.9	64	12.9	11.1	1.8

Total		$51.7	$37.9	$13.8		$30.8	$20.9	$9.9

     (a)  Units are comprised of lot sales as well as single-family and multi-family residences.

     During the second quarter of 2001, 15 lots and 6 residences closed at WaterColor. The lots closed at WaterColor had an average sales price of approximately $453,000, while the residences averaged approximately $557,000. Revenue and costs of sales associated with multi-family housing units are recognized using the percentage of completion method of accounting.

     Other revenues from management fees, land sales and rental income totaled $1.1 million and other costs were $2.1 million in the second quarter of 2001 as compared to $0.4 million in revenues and $0.6 million in costs in 2000. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses of $8.6 million during the second quarter of 2001 as compared to $4.7 million in 2000. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

     Income from the Company’s investment in Arvida/JMB was $6.3 million for the second quarter of 2001, as compared to $4.0 million in 2000. The Company also had income from other joint ventures of $0.2 million during the second quarter of 2000.

Six Months Ended June 30

     Real estate sales totaled $86.6 million with related costs of sales of $62.7 million during the first six months of 2001 as compared to sales of $54.7 million in 2000 with related cost of sales of $39.7 million. Following is a detail of activity by development (in millions):

	Six months ended June 30, 2001				Six months ended June 30, 2000

	Closed				Closed
	Units (a)	Revenues	Cost of sales	Gross Profit	Units (a)	Revenues	Cost of sales	Gross Profit

Northwest Florida:

WaterColor	31	$26.6	$13.4	$13.2	25	$8.5	$2.8	$5.7

Summerwood	23	3.7	3.2	0.5	14	1.8	1.6	0.2

Woodrun	11	0.8	1.0	(0.2)	9	1.3	1.1	0.2

SouthWood	42	2.9	1.6	1.3	—	—	—	—

Retreat	—	—	—	—	8	3.2	0.5	2.7

Driftwood	2	0.3	0.1	0.2	12	1.5	0.5	1.0

Camp Creek Point	—	—	—	—	1	0.6	0.1	0.5

The Hammocks	5	0.7	0.6	0.1	—	—	—	—

Other Bay County	2	0.1	—	0.1	—	—	—	—

Northeast Florida:

James Island	36	11.7	10.1	1.6	45	12.9	11.5	1.4

RiverTown	7	2.7	0.5	2.2	—	—	—	—

St. Johns Golf&Country Club	45	2.6	1.7	0.9	—	—	—	—

Central Florida:

Victoria Park	5	0.4	0.3	0.1	—	—	—	—

North Carolina and South Carolina:

Saussy Burbank	158	34.1	30.2	3.9	124	24.9	21.6	3.3

Total		$86.6	$62.7	$23.9		$54.7	$39.7	$15.0

     (a)  Units are comprised of lot sales as well as single-family and multi-family residences.

     During the first six months of 2001, 22 lots and 9 residences closed at WaterColor. The lots closed at WaterColor had an average sales price of approximately $474,000, while the residences averaged approximately $529,000. Revenue and costs of sales associated with multi-family housing units are recognized using the percentage of completion method of accounting.

     Other revenues from management fees, land sales and rental income totaled $1.4 million and other costs were $3.1 million in the first six months of 2001 as compared to $0.6 million in revenues and $1.3 million in costs in 2000. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $14.8 million during the first six months of 2001 as compared to $8.3 million in 2000. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

     Income from the Company’s investment in Arvida/JMB was $10.4 million for the first six months of 2001, as compared to $7.3 million in 2000. The Company also had income from other joint ventures of $0.4 million during the first six months of 2000.

Residential Real Estate Services

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$79.5	$73.8	$133.3	$124.7

Operating expenses	70.8	67.1	122.9	116.2

Depreciation and amortization	2.1	1.7	4.1	3.3

Other income (expense)	0.4	0.4	0.9	0.6

Pretax income	7.0	5.4	7.2	5.8

EBITDA, net	9.4	7.3	11.7	9.6

     The residential real estate services segment is comprised of the operation of the Company’s ARS subsidiary. ARS provides a complete array of real estate brokerage services, including residential real estate sales, relocation and referral, asset management, mortgage and title services, annual and seasonal rentals and international real estate marketing. The operations of ARS are seasonal with the volume of transactions increasing in the spring and summer.

     During the first quarter of 2001, ARS began originating mortgage loans, including underwriting and closing loans and selling them on the secondary market. Also during the first quarter, ARS entered into a $30.0 million warehouse line of credit, which has subsequently been increased to $50.0 million, secured by certain of its first and second mortgages. During the second quarter, ARS originated $152 million in mortgage loans.

     Also in the first quarter of 2001, ARS expanded its integrated, internet-based real estate services through its new Home-Link service. The new service offers clients home-related products and services such as homeowners and service warranties, moving services, home inspections, utility connections, home, yard and pool maintenance. Currently, ARS has 287 marketing partners participating in Home-Link and over 13,000 customers have enrolled in this service.

Three Months Ended June 30

     Residential real estate services revenues were $79.5 million for the second quarter of 2001, an 8% increase over $73.8 million for the second quarter of 2000. Realty brokerage revenues in the second quarter of 2001 were attributable to 10,621 closed units as compared to 10,295 closed units in 2000. The average home sales price for the second quarter of 2001 decreased to $212,000 as compared to $214,000 for the second quarter of 2000.

     Operating expenses were $70.8 million for the second quarter of 2001, a 6% increase over $67.1 million during the second quarter of 2000, and represent commissions paid on real estate transactions, underwriting fees on title policies, costs associated with processing, underwriting and secondary marketing of mortgage loans, and administrative expenses of the ARS operations. Due to increased efficiencies caused by higher volumes, operating expenses did not increase in proportion to revenues.

Six Months Ended June 30

     Residential real estate services revenues were $133.3 million for the first six months of 2001, a 7% increase over $124.7 million for the first six months of 2000. Realty brokerage revenues in the first six months of 2001 were attributable to 17,680 closed units as compared to 17,393 closed units in 2000. The average home sales price for the first six months of 2001 increased to $212,000 as compared to $210,000 for the first six months of 2000.

     Operating expenses were $122.9 million for the first six months of 2001, a 6% increase over $116.2 million during the first six months of 2000, and represent commissions paid on real estate transactions, underwriting fees on title policies, costs associated with processing, underwriting and secondary marketing of mortgage loans, and administrative expenses of the ARS operations.

Land Sales

(In millions)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues	$24.3	$17.5	$41.8	$37.4

Operating expenses	3.3	2.8	6.4	4.9

Depreciation and amortization	—	—	—	—

Other income (expense)	0.1	0.2	0.1	0.3

Pretax income	21.1	14.9	35.5	32.8

EBITDA, net	21.1	14.9	35.5	32.8

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

     During the third quarter of 2000, the Company began selling conservation land to government and conservation groups.

     The Company is also in the process of introducing a new product called RiverCamps. These are planned, one-of-a-kind settlements in a rustic setting, with most lots planned to be located on or near waterfront property. The concept envisions home sites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, hunting, boating, hiking, and horseback riding. At least 12 locations have been identified encompassing approximately 40,000 acres that are currently being used as timberland. Sales are expected to begin in 2002.

Three months ended June 30

     Because the Company began selling conservation lands in the third quarter of 2000, land sales revenues for the three months ended June 30, 2001 include the sale of both conservation and non-conservation land, while revenues for the three months ended June 30, 2000 include only non-conservation land sales.

     During the second quarter of 2001, the land sales division, excluding conservations lands, had revenues of $13.6 million, which represented sales of 56 parcels totaling 7,264 acres at an average price of $1,872 per acre. During the second quarter of 2000, the land sales division had revenues of $17.5 million, which represented sales of 25 parcels totaling 7,914 acres at an average price of $2,211 per acre. This amount includes the sale of one parcel of 4,094 acres for $11.1 million.

     Gross profit resulting from land sales totaled $12.0 million, or 88% of total revenue, for the three months ended June 30, 2001, as compared to $15.3 million, or 87% of total revenue, for the three months ended June 30, 2000.

     During the second quarter of 2001, the Company sold 11,053 acres of conservation land for $10.7 million at an average price of $968 per acre. These sales consisted of the sale of a 10,681-acre area called Snipe Island in Taylor County to the State of Florida for approximately $10.0 million, or $938 per acre and the sale of a 372-acre parcel near Toreya State Park in Florida for approximately $653,000, or $1,755 per acre.

     Gross profit resulting from conservation land sales totaled $10.0 million, or 94% of total revenue, for the three months ended June 30, 2001.

Six months ended June 30

     During the first six months of 2001, the land sales division, excluding conservation lands, had revenues of $31.1 million, which represented sales of 96 parcels totaling 14,770 acres at an average price of $2,099 per acre. During the first six months of 2000, the land sales division had revenues of $37.4 million, which represented sales of 55 parcels totaling 16,686 acres at an average price of $2,241 per acre. This amount included the sale of approximately 3,620 acres in the first quarter for approximately $3,200 per acre, in Capps, near Tallahassee, Florida and a bulk sale of 4,094 acres in the second quarter for $11.1 million.

     Gross profit resulting from land sales, excluding conservation lands, totaled $27.4 million, or 88% of total revenue, for the six months ended June 30, 2001, as compared to $33.5 million, or 90% of total revenue, for the six months ended June 30, 2000.

     During the six months ended June 30, 2001, the Company sold 11,053 acres of conservation land for $10.7 million at an average price of $968 per acre. This includes the two conservation land sales previously discussed. Gross profit resulting from conservation land sales totaled $10.0 million, or 94% of total revenue, for the six months ended June 30, 2001.

Commercial real estate development and services

(In millions)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues	$85.9	$35.8	105.4	$84.5

Operating expenses	79.4	25.2	97.0	65.5

Depreciation and amortization	2.5	5.9	5.0	11.7

Other income (expense)	(0.1)	0.2	(0.7)	0.2

Pretax income	3.9	4.9	2.7	7.5

EBITDA, gross	6.6	11.0	8.6	19.4

EBITDA, net	6.6	7.1	8.5	12.0

     Operations of the commercial real estate development and services segment include development of St. Joe properties (“St. Joe Commercial”), development and management of the real estate portfolio of Flagler, the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. (“CGI”), to develop and manage properties throughout the southeast. Until October 9, 2000, the Company owned 54% of FLA and Flagler is the wholly owned real estate subsidiary of FLA.

     Using tax-deferred proceeds from land sales, St. Joe Commercial has acquired five commercial properties in the Tampa-St. Petersburg, Florida area, one commercial property in Plantation, Florida, one commercial property in Orlando, Florida, and one commercial property in east Cobb County, Atlanta, Georgia. As of June 30, 2001, St. Joe Commercial had interests in, either wholly owned or through partnerships, 17 operating buildings with 2.1 million total rentable square feet in service, compared to 12 operating buildings with 1.4 million total rentable square feet in service at June 30, 2000. The overall occupancy rate at June 30, 2001 was 87%, compared to 72% at June 30, 2000. Approximately 400,000 square feet of office space was under construction as of June 30, 2001.

Three months ended June 30

     During the second quarter, St. Joe Commercial realized $65.5 million in revenue from real estate sales. On April 12, St. Joe Commercial sold the NCCI center, a 310,000-square-foot building in Boca Raton, Florida, for $52.5 million, resulting in a gain of approximately $4.4 million. Also in April, St. Joe commercial sold two Texas properties. The combined sales proceeds from the sale of the 3001 Knox Street parcel in Dallas and the 1200 Post Oak property in Houston was approximately $12.5 million, for a combined gain of $0.6 million. Other land sales this quarter totaled $0.5 million, with a gain of $0.4 million. The total cost of revenue from real estate sales was approximately $60.1 million.

     Revenues generated from rental operations in the second quarter of 2001 are from St. Joe Commercial owned operating properties, while rental revenues in the second quarter of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FLA owned rental properties. Rental revenues in the second quarter of 2001 were $4.7 million, a decrease of 72% compared to $16.7 million recognized during the second quarter of 2000. The related operating expenses, excluding depreciation, were $2.6 million and $5.8 million, respectively. The decrease in rental revenues caused by the FLA spin-off was partially offset by increased rental revenues from St. Joe Commercial owned operating properties. St. Joe also recorded $0.4 million in additional management revenues during the second quarter.

     Rental revenues generated by St. Joe Commercial owned operating properties were $4.7 million during the second quarter of 2001 compared to $1.9 million in the second quarter of 2000, while operating expenses relating to these revenues were $2.6 million and $0.8 million, respectively.

     Rental revenues generated by Flagler owned operating properties and FLA rental properties during the second quarter of 2000 were $14.8 million. Operating expenses on rental revenues, excluding depreciation were $5.0 million in the second quarter of 2000.

     Operating revenues generated from Advantis totaled $14.5 million during the second quarter of 2001 compared with $17.4 million for the second quarter of 2000, a decrease of 18% due to decreases in the revenues associated with construction contracts and brokerage services. These decreases was partially offset by an increase in property management revenues. Advantis expenses were $15.1 million during the second quarter of 2001 compared with $16.4 million in 2000, a decrease of 8%, primarily due to a decrease in construction costs associated with lower construction volumes. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported earnings from these investments of $0.8 million in the second quarter of 2001, compared to $1.7 million in the second quarter of 2000.

     General and administrative expenses for the commercial group, which are included in operating expenses, decreased 47% to $1.6 million for the second quarter of 2001 from $3.0 million in the second quarter of 2000. Of total general and administrative expenses for the second quarter of 2000, $1.5 million are St. Joe Commercial related and $1.5 million are related to Flagler.

     Depreciation and amortization decreased by $3.4 million to $2.5 million, primarily due to the FLA spin-off.

Six months ended June

     During the six months ended June 30, 2001, St. Joe Commercial realized $65.5 million in revenue from real estate sales. On April 12, St. Joe Commercial sold the NCCI center, a 310,000-square-foot building in Boca Raton, Florida, for $52.5 million, a gain of approximately $4.4 million. Also in April, St. Joe commercial sold two Texas properties. The combined sales proceeds from the sale of the 3001 Knox Street parcel in Dallas and the 1200 Post Oak property in Houston was approximately $12.5 million, for a combined gain of $0.6 million. Other land sales during the six months ended June 30, 2001 totaled $0.5 million, with a gain of $0.4 million. The total cost of revenue from real estate sales was approximately $60.1 million.

     In the first quarter of 2000, St. Joe sold the HomeSide Lending building for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain. In addition, during the first six months of 2000, Flagler sold real estate properties for gross proceeds of $2.2 million, with cost of sales of $0.4 million.

     Revenues generated from rental operations in the first six months of 2001 are from St. Joe Commercial owned operating properties, while rental revenues in the first six months of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FLA owned rental properties. Rental revenues in the first six months of 2001 were $9.6 million, a decrease of 69% compared to $31.2 million recognized during the first six months of 2000. The related operating expenses, excluding depreciation, were $4.1 million and $11.4 million, respectively. The decrease in rental revenues caused by the FLA spin-off was partially offset by increased rental revenues from St. Joe Commercial owned operating properties. St. Joe also recorded $1.5 million in additional management revenues during the first six months of 2001. St. Joe also recorded $1.5 million in additional management revenues during the first six months of 2001.

     Rental revenues generated by St. Joe Commercial owned operating properties were $9.6 million during the first six months of 2001 compared to $3.8 million in the first six months of 2000, while operating expenses relating to these revenues were $4.1 million and $1.3 million, respectively.

     Rental revenues generated by Flagler owned operating properties and FLA rental properties during the first six months of 2000 were $27.4 million. Operating expenses on rental revenues, excluding depreciation were $10.1 million in the first six months of 2000.

     Operating revenues generated from Advantis totaled $28.5 million during the first six months of 2001 compared with $33.3 million for the first six months of 2000, a decrease of 16% due to decreases in the revenues associated with construction contracts and brokerage services. These decreases were partially offset by an increase in property management revenues. Advantis expenses were $29.6 million during the first six months of 2001 compared with $33.1 million in 2000, a decrease of 11%, primarily due to a decrease in construction costs associated with lower construction volumes. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported earnings from these investments of $0.3 million in the first six months of 2001, compared to $1.8 million in the first six months of 2000.

     General and administrative expenses for the commercial group, which are included in operating expenses, decreased 48% to $3.2 million for the first six months of 2001 from $6.2 million in the first six months of 2000. Of total general and administrative expenses for the first six months of 2000, $3.1 million are St. Joe Commercial related and $3.1 million are related to Flagler.

     Depreciation and amortization decreased by $6.7 million to $5.0 million, primarily due to the FLA spin-off.

Forestry

(In millions)

	Three months ended June 30		Six months ended June 30,

	2001	2000	2001	2000

Revenues	$9.6	$7.9	$18.9	$19.7

Operating expenses	6.5	5.0	12.2	10.6

Depreciation and amortization	0.8	0.7	1.7	1.5

Other income (expense)	0.6	0.7	1.1	1.4

Pretax income	2.9	2.8	6.1	9.0

EBITDA, net	3.8	3.5	7.8	10.4

Three months ended June 30

     Total revenues for the forestry segment were $9.6 million in the second quarter of 2001, an increase of 22% compared to $7.9 million in the second quarter of 2000. Total sales under the Company’s fiber agreement with Smurfit-Stone Container Corporation, were $3.6 million (178,000 tons) in the second quarter of 2001 as compared to $3.9 million (159,000 tons) in 2000. The decrease in revenues is due to decreasing prices per the terms of the fiber supply agreement. Sales to other customers totaled $5.6 million (247,000 tons) in the second quarter of 2001 compared to $3.9 million (153,000 tons) in 2000. The increase in revenues is primarily due to an increase in sales volume. The Company also realized revenues from Sunshine State Cypress, a recently purchased cypress mill, in the amount of $0.4 million.

     Cost of sales were $5.7 million, or 59% of revenues, in 2001 as compared to $4.7 million, or 59% of revenues, in 2000. Other operating expenses were $.5 million in 2001 and $.3 million in 2000. Expenses associated with Sunshine State Cypress totaled $0.3 million.

Six months ended June 30

     Total revenues for the forestry segment were $18.9 million in the first six months of 2001, a decrease of 4% compared to $19.7 million in the first six months of 2000. Total sales under the Company’s fiber agreement with Smurfit-Stone Container Corporation, were $7.6 million (360,000 tons) in the first six months of 2001 as compared to $8.7 million (347,000 tons) in 2000.

The decrease in revenues is due to decreasing prices per the terms of the fiber supply agreement. Sales to other customers totaled $10.9 million (478,000 tons) in the first six months of 2001 compared to $10.2 million (344,000 tons) in 2000. The Company also realized revenues from Sunshine State Cypress in the amount of $0.4 million.

     Cost of sales were $10.9 million, or 58% of revenues, in 2001 as compared to $9.7 million, or 49% of revenues, in 2000 due to higher sales volumes and the decrease in sales of higher margin products. In 2000, the Company conducted several lump sum bid timber sales which have no cut and haul charges. Other operating expenses were $1.0 million in 2001 and $.9 million in 2000. Expenses associated with Sunshine State Cypress totaled $0.3 million.

Transportation

(In millions)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$0.5	$51.1	$1.0	$103.0

Operating expenses	1.1	39.1	2.0	76.9

Depreciation and amortization	.3	5.3	0.7	10.3

Other income (expense)	—	(.5)	—	1.9

Pretax income from continuing operations	(0.9)	6.2	(1.7)	17.7

EBITDA, gross	(0.5)	12.0	(0.9)	28.6

EBITDA, net	(0.5)	6.4	(0.9)	15.6

Three Months Ended June 30

     During the second quarter of 2001, the transportation segment is comprised solely of the operations of ANRR. ANRR operating revenues decreased $0.1 million to $0.5 million in the second quarter of 2001 as compared to 2000. In 1999, Seminole Electric Cooperative, Inc. (“Seminole”) filed a lawsuit to terminate shipments of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR subsequently filed suit to enforce the contract and, during the fourth quarter of 2000, accepted a $10.0 million settlement from Seminole. ANRR’s workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

     ANRR’s operating expenses increased $0.4 million to $1.1 million in the second quarter of 2001 as compared to the second quarter of 2000. The increase is primarily due to costs associated with derailments.

     During the first quarter of 2000, the transportation segment includes the railway, trucking and telecom operations of FLA. Total FLA transportation operating revenues were $50.5 million in the second quarter of 2000. FLA’s operating expenses were $38.4 million in the second quarter of 2000.

Six Months Ended June 30

     During the first six months of 2001, the transportation segment is comprised solely of the operations of ANRR. ANRR operating revenues decreased $0.8 million to $1.0 million in the first six months of 2001 as compared to 2000. During the first six months of 2000, revenues recorded by ANRR included contractual payments from Seminole totaling approximately $0.6 million.

     ANRR’s operating expenses increased $0.6 million to $2.0 million in the first six months of 2001 as compared to the first six months of 2000. The increase is primarily due to legal expenses associated with ANRR’s settlement with Seminole.

     During the first six months of 2000, the transportation segment includes the railway, trucking and telecom operations of FLA. Total FLA transportation operating revenues were $101.2 million in the first six months of 2000. FLA’s operating expenses were $75.5 million in the first six months of 2000.

Financial Position

     In the third quarter of 1998, the Board of Directors approved the first of a series of share repurchase authorizations by which the Company repurchases outstanding shares of common stock. In December 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, the Nemours Foundation, to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement has been renewed for two additional 90-day periods.

     In August 1998, the St. Joe Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. During the first quarter of 2000, the Company completed this program having purchased 6,485,311 shares at an average price of $23.09. In February 2000, the St. Joe Board of Directors authorized a second $150 million stock repurchase plan. During the second quarter of 2001, the company completed purchases under this second authorization, having purchased 6,577,130 shares at an average price of $22.79 under this program. Of these shares, 3,653,330 were purchased from the public and 2,923,800 were purchased from the Trust. On May 15, 2001, the Board of Directors authorized an additional $200 million stock repurchase program. As of June 30, 2001, a total of 867,575 shares have been repurchased under this program, including 327,125 purchased from the public and 540,450 purchased from the Trust. As of June 30, 2001, a total of 10,465,766 shares have been repurchased on the open market and 3,464,250 shares have been repurchased from the Trust.

     For the six months ended June 30, 2001, cash used in operations was $47.2 million. Included in cash flows from operations were expenditures of $103.2 million relating to the community residential development segment. Cash used in investing activities totaled $0.2 million and included proceeds from sales of operating and investment property of $102.8 million and expenditures of $74.4 million related to commercial real estate investments. Other capital expenditures totaled $18.6 million and represent purchases of property, plant and equipment, primarily made up of operating assets purchased by the community residential development segment. Cash flows from financing activities totaled $44.5 million and included $116.0 million in proceeds, net of repayments, from the Company’s revolving credit agreements and mortgage warehouse line of credit and purchases of treasury stock totaling $121.1 million.

     The $250 million credit facility had an initial term of 2 years, ending on March 30, 2002, and has been extended to March 30, 2003. This facility will be available for general corporate purposes, including repurchases of the Company’s outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions. At June 30, 2001, the Company was in compliance with all covenants and restrictions related to this facility.

     Management believes that its financial condition is strong and that its cash, investments, other liquid assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses including the continued investment in real estate developments.

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies criteria that must be met by intangible assets acquired in a purchase method business combination in order for them to be recognized and reported apart from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 will also require that non-goodwill intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     The Company will be required to adopt these standards as of January 1, 2002. Because of the extensive effort needed to comply with adopting FAS 141 and FAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment loss as the cumulative effect of a change in accounting principle.

Item 7a. Market Risk

     The Company’s primary market risk exposure is interest rate risk related to the Company’s long-term debt. The Company’s $250.0 million senior unsecured revolving credit facility matures in March 2003. As of June 30, 2001, $205.0 million was outstanding. This debt accrues interest at different rates based on timing of the loan and the Company’s preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. The Company’s $50.0 million warehouse line of credit matures on February 28, 2002 and bears interest at LIBOR plus 1.20%. As of June 30, 2001, $25.6 million was outstanding. These loans subject the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

     In addition, in order to minimize the Company’s price risk related to its equity securities, the Company entered into three year forward sale contracts (“Forward Sale Contracts”) in 1999 that will lead to the ultimate disposition of the securities on October 15, 2002. The Company received approximately $111.1 million in cash at the time of the transaction. The agreement allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value increase. Conversely, if the value of the securities decreases below their value on October 15, 1999, the Company retains no additional liability. The Company has designated the Forward Sale Contracts as a hedge of the fair value of the securities by fixing the fair value at inception. The changes in fair value of the Forward Sale Contracts are recorded through the income statement, offset by changes in fair value of the underlying securities. During the first six months of 2001, the value of the derivative instruments decreased by $2.4 million with $5.1 million included in other income as gain related to the time value component of the change in fair value of the Forward Sale Contracts, which the Company is excluding from its assessment of hedge effectiveness.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit

99.01 Supplemental Calculation of Selected Consolidated Financial Data

(b)	Reports on Form 8-K

Item 7 — Analyst presentation – May 17, 2001

Item 7 — Supplemental Information – July 26, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St Joe Company

Date: August 10, 2001	/s/ Peter S. Rummell

Peter S. Rummell
Chairman of the Board and
Chief Executive Officer

Date: August 10, 2001	/s/ Kevin M. Twomey

Kevin M. Twomey
President, Chief Operating Officer, and
Chief Financial Officer

Date: August 10, 2001	/s/ Janna L. Connolly

Janna L. Connolly
Vice President, Controller
(Chief Accounting Officer)

The St Joe Company

Supplemental Calculation of Selected Consolidated Financial Data
Exhibit 99.01
(Dollars in thousands)

The following table calculates EBITDA (Gross and Net):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Income before income taxes and minority interest	$39,052	$36,492	$56,857	$75,290

Additions:

Depreciation and amortization	7,017	14,449	13,812	28,436

Interest expense	4,557	3,625	8,806	5,254

Spin-off costs	1,000	10	1,015	10

Loss on sales of nonoperating assets

Deductions:

Gain on sales of nonoperating assets	12	(438)	22	(526)

Gain on valuation of derivatives	(3,354)	—	(5,051)	—

EBITDA, Gross	48,284	54,138	75,461	108,464

Less minority interest percentages:

Income before income taxes	48	(5,153)	59	(12,751)

Depreciation and amortization	(29)	(4,369)	(55)	(8,390)

Interest expense	(17)	(439)	(35)	(502)

Gain on sales of nonoperating assets	—	191	—	239

EBITDA, Net	$48,286	$44,368	$75,430	$87,060