Form 10-Q
period 2001-09-30
ST JOE CO
filed 2001-11-13
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida (Address of principal executive offices)	32207 (Zip Code)

(904) 396-6600
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 7, 2001, there were 79,625,876 shares of common stock, no par value, issued and outstanding, with an additional 15,312,943 shares issued and held in treasury.

THE ST. JOE COMPANY
INDEX

		Page No.

PART I	Financial Information:

	Consolidated Balance Sheets – September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Income – Three months and nine months ended September 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows – Nine months ended September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

	Management's Discussion and Analysis of Consolidated Financial Condition and

	Results of Operations	11

PART II	Other Information

	Exhibits and Reports on Form 8-K	25

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	September 30,	December 31,
	2001	2000

ASSETS

Real estate investments	$679,065	$565,769

Property, plant and equipment, net	59,871	56,077

Cash and cash equivalents	67,784	51,605

Short term investments	31,137	30,101

Accounts receivable, net	45,092	45,328

Marketable securities	140,616	121,723

Prepaid pension asset	82,467	74,967

Goodwill	139,783	138,115

Other assets	68,694	31,336

Total assets	$1,314,509	$1,115,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt	$503,908	$296,848

Accounts payable	41,577	37,662

Accrued liabilities	48,648	38,683

Income tax payable	—	5,057

Other liabilities	8,173	9,660

Deferred income taxes	196,261	155,161

Minority interest in unconsolidated subsidiaries	2,183	2,866

	800,750	545,937

Stockholders’ equity:

Common stock, no par value; 180,000,000 shares authorized; 94,798,419 and 92,709,185 issued at September 30, 2001 and December 31, 2000, respectively	68,738	31,181

Retained earnings	707,724	661,500

Accumulated other comprehensive income	88,137	78,129

Restricted stock deferred compensation	(1,277)	(2,257)

Treasury stock, at cost, 14,964,543 and 8,782,893 shares at September 30, 2001 and December 31, 2000, respectively	(349,563)	(199,469)

Total stockholders’ equity	513,759	569,084

Commitments and contingencies (Notes 4 and 7)

Total liabilities and stockholders’ equity	$1,314,509	$1,115,021

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2001	2000	2001	2000

Operating revenues	$224,548	$231,438	$624,027	$664,482

Expenses:

Operating expenses	181,983	170,105	503,774	494,282

Corporate expense, net	4,686	5,833	14,968	17,511

Depreciation and amortization	7,766	18,659	21,524	47,095

Total expenses	194,435	194,597	540,266	558,888

Operating profit	30,113	36,841	83,761	105,594

Other income (expense):

Investment income	2,051	3,422	5,967	11,559

Interest expense	(5,253)	(3,708)	(12,330)	(8,649)

Other, net	(958)	2,805	5,411	6,146

Total other income	(4,160)	2,519	(952)	9,056

Income before income taxes and minority interest	25,953	39,360	82,809	114,650

Income tax expense	9,862	16,674	31,467	46,050

Minority interest	72	1,058	(25)	9,386

Net income	$16,019	$21,628	$51,367	$59,214

EARNINGS PER SHARE

Basic	$0.20	$0.25	$0.63	$0.70

Diluted	$0.19	$0.25	$0.61	$0.68

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30

	2001	2000

Cash flows from operating activities:

Net income	$51,367	$59,214

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	21,524	47,095

Imputed interest on long-term debt	6,980	6,883

Minority interest	(25)	9,386

Deferred income tax benefit	35,711	17,679

Equity in income of unconsolidated affiliates	(15,948)	(12,980)

Gain on sales of operating and investment property	(61,594)	(37,101)

Purchases and maturities of trading investments, net	—	24,886

Cost of community residential properties sold	100,148	25,778

Expenditures for community residential properties	(161,894)	(99,952)

Distributions from community residential unconsolidated affiliates	21,460	15,708

Gain on valuation of derivatives	(3,496)	—

Changes in operating assets and liabilities:

Accounts receivable	681	(10,761)

Prepaid pension and other assets	(31,449)	(16,612)

Accounts payable, accrued liabilities, and other liabilities	10,883	46,733

Income taxes payable	(14,511)	(3,703)

Discontinued operations	—	215

Net cash (used in) provided by operating activities	(40,163)	72,468

Cash flows from investing activities:

Purchases of property, plant and equipment	(9,922)	(122,361)

Purchases of and development of commercial investments in real estate	(144,145)	(119,428)

Purchases of available-for-sale investments	—	(7,323)

Investments in joint ventures and purchase business acquisitions, net of cash received	(14,597)	(10,479)

Maturities and redemptions of available-for-sale investments	(918)	40,404

Proceeds from sales of operating and investment property	149,420	71,903

Distributions from unconsolidated affiliates	1,552	2,505

Net cash used in investing activities	(18,610)	(144,779)

Cash flows from financing activities:

Proceeds from revolving credit agreements and mortgage warehouse line of credit, net of repayments	105,217	117,323

Proceeds from other long-term debt	93,817	—

Repayments of other long-term debt	(3,611)	(8,387)

Proceeds from exercise of stock options and stock purchase plan	36,430	8,367

Dividends paid to stockholders	(6,807)	(6,817)

Dividends paid to minority interest	—	(1,519)

Treasury stock purchased	(150,094)	(44,904)

Net cash provided by financing activities	74,952	64,063

Net increase (decrease) in cash and cash equivalents	16,179	(8,248)

Cash and cash equivalents at beginning of period	51,605	71,987

Cash and cash equivalents at end of period	$67,784	$63,739

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

     On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). Accordingly, the results of operations of FLA are included in the consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 and excluded for the three-month and nine-month periods ended September 30, 2001. Subsequent to this distribution, the Company is primarily engaged in real estate operations. In order to more effectively present the statement of position of a real estate operating company, the December 31, 2000 balance sheet has been reclassified to conform with presentation consistent for a real estate operating company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings Per Share

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

     In August 1998, the Company’s Board of Directors authorized $150.0 million for the repurchase of the Company’s outstanding common stock on the open market. During the first quarter of 2000, the Company completed this initial repurchase plan, having acquired a total of 6,485,311 shares. In February 2000, the Company’s Board of Directors authorized an additional $150.0 million for the repurchase of the Company’s outstanding stock. During the second quarter of 2001, the Company completed purchases under this second authorization. Total shares purchased under the second authorization were 6,577,130, including 3,653,330 shares purchased on the open market and 2,923,800 purchased from the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, the Nemours Foundation. On May 15, 2001, the Board of Directors authorized an additional $200 million stock repurchase program. As of September 30, 2001, the Company has purchased 1,995,125 shares under this program. A total of 15,057,566 shares have been repurchased as of September 30, 2001. Of these, 11,056,166 have been purchased on the open market and 4,001,400 have been purchased from the Trust.

     During the first nine months of 2001, the Company issued 1,972,134 shares of common stock upon the exercise of stock options.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended
	September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Basic	80,169,808	84,856,136	81,421,332	85,063,056

Diluted	83,762,776	86,865,685	84,781,579	86,775,163

Comprehensive Income

     The Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. For the nine months ended September 30, 2001 and 2000, total comprehensive income was approximately $61.4 million and $42.3 million, respectively.

Supplemental Cash Flow Information

     The Company paid $9.7 million and $4.0 million for interest in the first nine months of 2001 and 2000, respectively. The Company paid $3.6 million and $30.1 million for income taxes in the first nine months of 2001 and 2000, respectively. The Company capitalized interest expense of $5.5 million and $3.9 million in the first nine months of 2001 and 2000, respectively.

     Cash flows related to residential real estate development activities are included in operating activities on the statements of cash flows.

3. REAL ESTATE INVESTMENTS

     Real estate investments include the following (in thousands):

	September 30, 2001	December 31, 2000

Operating property	$341,358	$261,477

Development property	213,088	151,342

Investment property	58,640	85,507

Investments in unconsolidated affiliates	75,724	73,997

	688,810	572,323

Accumulated depreciation	(9,745)	(6,554)

	$679,065	$565,769

     Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land and property currently under development. Investment property is the Company’s land held for future use.

4. DEBT

     Long-term debt consisted of the following (in thousands):

	September 30, 2001	December 31, 2000

Minimum liability owed on sale of equity securities	$128,697	$121,717

Senior revolving credit agreement, unsecured	200,000	115,000

Revolving credit agreement, secured by restricted short-term investments	31,018	30,101

Debt secured by mortgages on certain commercial and residential property	86,934	27,000

Warehousing credit secured by mortgages receivable	19,300	—

Short-term unsecured note payable	30,000	—

Other	7,968	3,098

Less: discounts on non-interest bearing notes payable	(9)	(68)

Total debt	503,908	296,848

Current portion	$82,935	$33,041

     The term of the Senior revolving credit agreement has been extended to March 30, 2003. The interest rate was 4.6% at September 30, 2001.

     On March 1, 2001, Arvida Realty Services, the Company’s residential real estate services segment, entered into a $30.0 million warehouse line of credit, which has subsequently been increased to $50.0 million, secured by certain of its first and second mortgages. During the third quarter, the line of credit was extended. It matures August 31, 2002 and bears interest at the London Interbank Offered Rate (LIBOR) plus 1.20%. At September 30, 2001, the interest rate was 3.83%.

     During the second quarter of 2001, the Company entered into a new fixed-rate debt agreement, in the amount of $32.0 million, secured by certain commercial buildings. The note bears interest at a rate of 7.17% and matures on June 1, 2008.

     During the third quarter, the Company entered into a fixed-rate mortgage agreement in the amount of $19.0 million, secured by a commercial building. The note bears interest at a rate of 6.95% and matures on September 1, 2008.

     Also during the third quarter, the Company entered into a short-term unsecured loan agreement in the amount of $30.0 million. The note bears interest at one-month LIBOR plus 1.25%. At September 30, 2001, the interest rate was 3.88%. The loan has subsequently been repaid.

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

     It is the policy of the Company to enter into hedging activities when they are deemed beneficial and cost effective for the purpose of protecting the fair value or future cash flows associated with a particular asset or liability. At January 1 and September 30, 2001, the Company was party to forward sale contracts (“Forward Sale Contracts”) that provide for the sale of a portfolio of equity securities held by the Company to a third party on October 15, 2002. This transaction was initiated on October 15, 1999 in order to minimize the Company’s price risk related to the securities. The Company has designated the Forward Sale Contracts as a hedge of the fair value of the securities which fixed the fair value at inception. The Forward Sale Contracts were the only derivatives held by the Company during the period. Upon execution of the contracts, the Company received approximately $111.1 million in cash.

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

     During the first nine months of 2001, the value of the Forward Sale Contracts increased by $24.7 million to $53.7 million. During the nine months ended September 30, 2001, the change in intrinsic value of the Forward Sale Contracts resulted in an unrealized gain of $21.2 million, which was recorded in Other Comprehensive Income. The net impact to the statement of income for the period was a gain of $3.5 million which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts which the Company is excluding from its assessment of hedge effectiveness.

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

     Information by business segment follows: (In thousands)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Total Revenues:

Residential real estate services	$77,117	$68,552	$210,375	$193,297

Community residential development	73,442	41,394	171,792	104,401

Commercial real estate development and services	44,784	37,330	150,195	121,788

Land sales	19,000	26,681	60,824	64,087

Forestry	9,449	7,772	28,375	27,434

Transportation	412	49,082	1,440	152,078

Other	344	627	1,026	1,397

Total revenues	$224,548	$231,438	$624,027	$664,482

Net EBITDA:

Residential real estate services	$8,625	$6,121	$20,273	$15,696

Community residential development	15,939	14,420	35,702	28,521

Commercial real estate development and services	2,649	5,847	11,193	17,844

Land sales	15,835	24,478	51,384	57,251

Forestry	2,757	3,016	10,553	13,432

Transportation	(441)	2,271	(1,353)	17,894

Other	(3,170)	(3,822)	(10,129)	(11,247)

Net EBITDA	$42,194	$52,331	$117,623	$139,391

Adjustments to reconcile to net income:

Depreciation and amortization	$(7,878)	$(18,659)	$(21,690)	$(47,095)

(Loss) Gain on valuation of derivatives	(1,555)	—	3,496	—

Other income	(506)	1,244	(1,544)	1,758

Interest expense	(6,411)	(4,026)	(15,217)	(9,280)

Income tax expense	(9,862)	(16,674)	(31,467)	(46,050)

Minority interest	37	7,412	166	20,490

Net income	$16,019	$21,628	$51,367	$59,214

	September 30,	December 31,
	2001	2000

Total Assets:

Residential real estate services	$173,265	$151,585

Community residential development	334,408	213,373

Commercial real estate development and services	340,786	335,319

Land sales	9,158	9,644

Forestry	106,813	101,380

Transportation	14,805	26,783

Other	335,274	276,937

Total assets	$1,314,509	$1,115,021

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

     The Company is wholly or jointly and severally liable as guarantor on six credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $148.6 million; the amount outstanding at September 30, 2001 totaled $129.6 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.6 million and $5.3 million as of September 30, 2001 and December 31, 2000, respectively.

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

Recent Events

     The full effects of the events of September 11, 2001 on the Company’s business are not yet known. Management continues to monitor the market closely. The Company’s concentration of assets in Northwest Florida allows access from the Southeast and Midwest without reliance on air travel. In addition, most of the real estate owned by the Company is carried at a very low cost basis.

     During October 2001, the Company sold a 160,000 square foot commercial building in Boca Raton, Florida. The building, designed and built exclusively for lease to IBM, was sold for $33.8 million, for a pre-tax gain of approximately $5.5 million.

     During the fourth quarter of 2000, the Company became aware of an investigation of the Company’s former paper mill site and some adjacent real property in Gulf County, Florida (the “Mill Site”) being conducted by the Florida Department of Environmental Protection (the “FDEP”). The real property on which the Company’s former paper mill is located is now owned by Smurfit-Stone Container Corporation (“Stone”) and the adjacent real property is owned by the Company. The FDEP submitted a “CERCLA Site Discovery/Prescreening Evaluation” to Region IV of the United States Environmental Protection Agency (the “USEPA”) in Atlanta on September 26, 2000. Based on this submission, the USEPA included the Mill Site on the “CERCLIS List”. The “CERCLIS List” is a list of sites which are to be evaluated to determine whether there is a potential presence of contaminants. The FDEP, under an arrangement with USEPA, began to prepare a Preliminary Assessment (the “PA”) of the Mill Site. The Company, in cooperation with Stone, requested the FDEP to allow the Company and Stone to conduct testing on the Mill Site prior to the submission of a PA. The FDEP requested the USEPA to allow the Company and Stone to conduct a voluntary investigation prior to submitting a PA. The USEPA agreed. On September 27, 2001, the Company, Stone and the FDEP executed an Agreement which sets forth the parameters under which the Company and Stone are to conduct the testing. Testing has commenced and the Company is awaiting results and analysis. Based on current information, the Company does not believe its liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

Results of Operations

Consolidated Results

Three Months Ended September 30

     Total revenues decreased $6.9 million, or 3% to $224.5 million for the third quarter of 2001 as compared to $231.4 million in the third quarter of 2000. Increases in revenues reported by the community residential development, residential real estate services, commercial real estate development, and forestry segments were offset by a decrease in revenues reported by the transportation segment due to the FLA spin-off and a decrease in revenues reported by the land sales segment. The community residential development segment, through sales recorded at its northwest and northeast Florida residential communities and sales of homes by Saussy Burbank, Inc. (“Saussy Burbank”), recorded $73.4 million of revenues in the third quarter of 2001, a 77% increase over $41.4 million in the third quarter of 2000. The residential real estate services segment through Arvida Realty Services (“ARS”) contributed $77.1 million of revenues in the third quarter of 2001, a 12% increase over $68.6 million of revenues in the third quarter of 2000. The commercial real estate development and services segment, through St. Joe Commercial, contributed $44.8 million of revenues in the third quarter of 2001, a 20% increase compared to $37.3 million in the third quarter of 2000, contributed through both Flagler Development Company (“Flagler”), a wholly owned subsidiary of FLA, and St. Joe Commercial. The forestry segment reported revenues of $9.4 million during the third quarter of 2001, a 21% increase compared to $7.8 million in the third quarter of 2000. The land sales segment of the Company recorded revenues of $19.0 million in the third quarter of 2001, a 29% decrease compared to $26.7 million in the third quarter of 2000. In the third quarter of 2001, the transportation segment, through Apalachicola Northern Railroad Company (“ANRR”), recorded revenues of $0.4 million. In the third quarter of 2000, the transportation segment recorded total revenues of $49.1 million, comprised of $0.5 million contributed through ANRR and $48.6 million contributed by FLA. Revenues not attributable to any particular segment were $0.4 million and $0.5 million in the third quarter of 2001 and 2000, respectively.

     Operating expenses totaled approximately $182.0 million, an increase of $11.9 million, or 7%, for the third quarter of 2001 as compared to $170.1 million for the third quarter of 2000. The community residential development segment recorded $58.8 million in costs in the third quarter of 2001, a 115% increase over the $27.4 million recorded in 2000. The residential real estate services segment contributed $69.2 million in costs in the third quarter of 2001, a 10% increase over the $63.1 million in costs recorded in the third quarter of 2000. The commercial real estate development and services segment contributed $42.2 million in costs recorded in the third quarter of 2001, a 63% increase compared to $25.9 million recorded in 2000. The forestry segment reported costs of $7.3 million in the third quarter of 2001, a 38% increase over the $5.3 million recorded in 2000. The land sales segment contributed $3.3 million in costs in the third quarter of 2001, a 32% increase over the $2.5 million contributed in the third quarter of 2000. The transportation segment costs for the third quarter of 2001 were $0.8 million, contributed through ANRR. In the third quarter of 2000, transportation segment costs totaled $45.4 million, comprised of $0.9 million contributed by ANRR and $44.5 million contributed by FLA. The Company also recorded $0.4 million and $0.5 million in costs that were not attributable to a reportable segment.

     Corporate expense decreased 19% from $5.8 million to $4.7 million for the third quarter of 2001. Decreases in divestiture related expenses and professional fees were partially offset by increases in employee benefit expenses and utilities. Corporate expense for the third quarter of 2001 included prepaid pension income of $2.5 million, compared to $1.9 million for the third quarter of 2000.

     Depreciation and amortization totaled $7.8 million, a decrease of $10.9 million, or 58%, primarily due to the FLA spin-off.

     Other income (expense) decreased $6.6 million to $(4.1) million in the third quarter of 2001 compared to $2.5 million in 2000. The decrease primarily resulted from an increase in interest expense, a loss on valuation of derivatives of $1.6 million, a decrease in investment income and the effects of the FLA spin-off.

     Income tax expense totaled $9.9 million, an effective rate of 38%, for the third quarter of 2001 as compared to expense of $16.7 million, an effective rate of 42% for the third quarter of 2000.

     Net income for the third quarter of 2001 was $16.0 million or $0.19 per diluted share as compared to $21.6 million or $0.25 per diluted share for the third quarter of 2000.

Nine Months Ended September 30

     Total revenues decreased $40.5 million, or 6% to $624.0 million for the first nine months of 2001 as compared to $664.5 million in the first nine months of 2000, primarily due to the FLA spin-off. The community residential development segment, through sales recorded at its northwest and northeast Florida residential communities and sales of homes by Saussy Burbank, recorded $171.8 million of revenues in the first nine months of 2001, a 65% increase over $104.4 million in the first nine months of 2000. The residential real estate services segment contributed $210.4 million of revenues in the first nine months of 2001, a 9% increase over $193.3 million in the first nine months of 2000. The commercial real estate development and services segment, through St. Joe Commercial, contributed $150.2 million of revenues in the first nine months of 2001, a 23% increase compared to $121.8 million in the first nine months of 2000, contributed through both Flagler and St. Joe Commercial. The land sales segment of the Company recorded revenues of $60.8 million in the first nine months of 2001, a 5% decrease compared to $64.1 million in the first nine months of 2000. The forestry segment reported revenues of $28.4 million during the first nine months of 2001, a 4% increase compared to $27.4 million in the first nine months of 2000. In the first nine months of 2001, the transportation segment, through ANRR, recorded revenues of $1.4 million. In the first nine months of 2000, the transportation segment recorded total revenues of $152.1 million, comprised of $2.3 million contributed through ANRR and $149.8 million contributed by FLA. Revenues not attributable to any particular segment were $1.1 million and $1.4 million in the first nine months of 2001 and 2000, respectively.

     Operating expenses totaled approximately $503.8 million, an increase of $9.5 million, or 2%, for the first nine months of 2001 as compared to $494.3 million for the first nine months of 2000. The community residential development segment recorded $139.4 million in costs in the first nine months of 2001, a 82% increase over the $76.7 million recorded in 2000. The residential real estate services segment contributed $192.1 million in costs in the first nine months of 2001, a 7% increase over the $179.3 million in costs recorded in the first nine months of 2000. The land sales segment contributed $9.7 million in costs in the first nine months of 2001, a 31% increase over the $7.4 million contributed in the first nine months of 2000. The commercial real estate development and services segment contributed $139.2 million in costs recorded in the first nine months of 2001, a 52% increase compared to $91.4 million recorded in 2000. The forestry segment reported costs of $19.5 million in the first nine months of 2001, a 23% increase compared to the $15.9 million recorded in 2000. The transportation segment costs for the first nine months of 2001 were $2.8 million, contributed through ANRR. In the first nine months of 2000, transportation segment costs totaled $122.3 million, comprised of $2.3 million contributed by ANRR and $120.0 million contributed by FLA. The Company also recorded $1.1 million and $1.3 million in costs that were not attributable to a reportable segment.

     Corporate expense decreased 15% from $17.5 million to $14.9 million, primarily due to the effects of decreased employee benefit costs and a decrease in divestiture related expenses. Corporate expense for the nine months ended September 30, 2001 included prepaid pension income of $7.5 million compared to $6.4 million for the nine months ended September 30, 2000.

     Depreciation and amortization totaled $21.5 million, a decrease of $25.6 million, or 54%, primarily due to the FLA spin-off.

     Other income (expense) decreased $10.1 million to $(1.0) million in the first nine months of 2001 compared to $9.1 million in 2000. Decreases primarily resulting from an increase in interest expense, a decrease in investment income and the FLA spin-off were partially offset by a gain on valuation of derivatives of $3.5 million.

     Income tax expense totaled $31.5 million, an effective rate of 38%, for the first nine months of 2001 as compared to expense of $46.1 million, an effective rate of 40% for the first nine months of 2000.

     Net income for the first nine months of 2001 was $51.4 million or $0.61 per diluted share as compared to $59.2 million or $0.68 per diluted share for the first six months of 2000.

Community residential development
(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$73.4	$41.4	$171.8	$104.4

Operating expenses	58.8	27.4	139.4	76.7

Depreciation and amortization	0.6	0.1	1.0	0.1

Other income (expense)	0.1	0.2	0.3	0.4

Pretax income	14.1	14.1	31.7	28.0

EBITDA, gross	16.0	14.4	35.8	28.6

EBITDA, net	15.9	14.4	35.7	28.5

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

     WaterColor, a coastal resort community in Walton County, Florida began sales in March of 2000. Lot sales and home closings are currently occurring. Delivery and closings of 22 premium Gulf-front condominiums are expected to be completed in the fourth quarter of 2001. The beach club opened on schedule in July and the 60-room beachfront WaterColor Inn is currently under construction with a scheduled opening in early 2002. Various other amenities are also under construction, including restaurants and boating, fishing and marina facilities, with scheduled openings beginning in the fourth quarter of 2001. WaterColor will eventually be a 1,140 unit beachfront resort and residential community.

     Approximately three miles east of WaterColor on about a mile of beachfront property, WaterSound is being developed as an exclusive and secluded beachfront community. During the third quarter, contracts and reservations were accepted for 37 home sites at an average price of $357,000. Closings included 28 home sites. When completed, WaterSound is expected to include 390 units. The Camp Creek Golf Club, located approximately four miles east of WaterColor and within one-half mile of WaterSound, opened in May 2001.

     During the second quarter of 2001, sales commenced at SouthWood in Tallahassee, Florida. Since SouthWood’s inception through September 30, 2001, contracts have been accepted for 167 units in the first phase of 215 units. Actual closings include 4 homes and 58 home sites at average prices of $169,000 and $67,000, respectively. SouthWood is planned to have more than 4,250 homes, a town center, including retail shops, professional offices and restaurants and community facilities. In the fourth quarter of 2000, SouthWood began contributing to earnings with the sale of land for the construction of an apartment complex.

     WindMark Beach, a beachfront community located in Gulf County, Florida, is currently under development. Since its inception, through September 30, 2001, contracts for 20 home sites have been accepted. This 80-acre community will offer 110 lots, many of which will be beachfront. WindMark Beach will also offer a pool club, several community docks and a conservation area accessed by boardwalks and trails. Planning is also underway for further development along an additional 3.5 mile stretch of beachfront property that extends inland approximately five miles from the beach.

     Construction continues at Victoria Park, near Orlando. This 1,859 acre community will have approximately 4,000 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course. Earnings are expected to begin in 2002. Actual closed units for the first nine months of 2001 included 3 homes and 12 home sites at average prices of $206,000 and $71,000, respectively.

     During the first nine months of 2001, contracts have been received for 128 units at St. Johns Golf and Country Club in St. Johns County, Florida, with the first closing on a home occurring on June 30, 2001. Actual closed units in the first nine months of 2001 included 23 homes and 62 home sites at average prices of $288,000 and $51,000, respectively.

Three Months Ended September 30

     Sales of homes and home sites totaled $65.7 million with related costs of sales of $47.0 million during the third quarter of 2001 as compared to sales of $32.2 million in 2000 with related cost of sales of $21.9 million. Following is a detail of activity by development (in millions):

	Quarter ended September 30, 2001				Quarter ended September 30, 2000

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	sales	Profit	Units(a)	Revenues	sales	Profit

Northwest Florida:

WaterColor	37	$19.1	$10.4	$8.7	32	$11.5	$4.9	$6.6

WaterSound	28	6.6	3.1	3.5	—	—	—	—

Summerwood	14	2.1	1.8	0.3	10	1.4	1.2	0.2

Woodrun	2	0.1	0.1	—	5	0.3	0.3	—

SouthWood	20	1.6	1.1	0.5	—	—	—	—

Retreat	—	—	—	—	—	—	(0.2)	0.2

Driftwood	1	0.1	—	0.1	8	1.1	0.2	0.9

The Hammocks	14	1.6	1.5	0.1	—	—	—	—

Other Bay County	3	0.1	—	0.1	10	0.6	0.2	0.4

Northeast Florida:

James Island	16	4.8	4.2	0.6	19	5.5	5.0	0.5

RiverTown	1	0.4	(0.3)	0.7	—	—	—	—

St. Johns Golf & Country Club	40	7.2	5.9	1.3	—	—	—	—

Central Florida:

Victoria Park	10	1.1	0.7	0.4	—	—	—	—

North Carolina and South Carolina:

Saussy Burbank	97	20.9	18.5	2.4	57	11.8	10.3	1.5

Total	283	$65.7	$47.0	$18.7	141	$32.2	$21.9	$10.3

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

     During the third quarter of 2001, 24 lots and 13 residences closed at WaterColor. The lots closed at WaterColor had an average sales price of approximately $293,000, while the residences averaged approximately $500,000. Revenue and costs of sales associated with multi-family housing units are recognized using the percentage of completion method of accounting.

     Other revenues from the community residential development segment included management fees and rental income of $1.5 million with related costs of $2.6 million in the third quarter of 2001 as compared to $0.4 million in revenues and $0.6 million in costs in 2000. The increase in costs was primarily due to club operations in West Florida. Revenue from other land sales totaled $0.3 million in the third quarter of 2001 with related costs of $0.1 million, compared to revenues of $5.3 million in the third quarter of 2000. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses of $9.1 million during the third quarter of 2001 as compared to $4.9 million in 2000. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

     Income from the Company’s investment in Arvida/JMB was $6.0 million for the third quarter of 2001, as compared to $3.2 million in 2000. The Company also recognized a loss from other joint ventures of $0.1 million in the third quarter of 2001, compared to income of $0.3 million during the third quarter of 2000.

Nine Months Ended September 30

     Sales of homes and home sites totaled $152.3 million with related costs of sales of $109.7 million during the first nine months of 2001 as compared to sales of $86.7 million in 2000 with related cost of sales of $61.4 million. Following is a detail of activity by development (in millions):

	Nine months ended September 30, 2001				Nine months ended September 30, 2000

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	sales	Profit	Units(a)	Revenues	sales	Profit

Northwest Florida:

WaterColor	68	$45.7	$23.8	$21.9	57	$20.0	$7.6	$12.4

WaterSound	28	6.6	3.1	3.5	—	—	—	—

Summerwood	37	5.8	5.0	0.8	24	3.2	2.8	0.4

Woodrun	13	1.0	1.0	—	14	1.6	1.4	0.2

SouthWood	62	4.5	2.7	1.8	—	—	—	—

Retreat	—	—	—	—	8	3.2	0.2	3.0

Driftwood	3	0.4	0.1	0.3	20	2.4	0.5	1.9

Camp Creek Point	—	—	—	—	1	0.6	0.1	0.5

The Hammocks	19	2.3	2.1	0.2	—	—	—	—

Other Bay County	5	0.1	—	0.1	10	0.6	0.2	0.4

Northeast Florida:

James Island	52	16.5	14.3	2.2	64	18.4	16.7	1.7

RiverTown	8	3.0	0.2	2.8	—	—	—	—

St. Johns Golf & Country Club	85	9.8	7.6	2.2	—	—	—	—

Central Florida:

Victoria Park	15	1.5	1.0	0.5	—	—	—	—

North Carolina and South Carolina:

Saussy Burbank	255	55.1	48.8	6.3	181	36.7	31.9	4.8

Total	650	$152.3	$109.7	$42.6	379	$86.7	$61.4	$25.3

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

     During the first nine months of 2001, 46 lots and 22 residences closed at WaterColor. The lots closed at WaterColor had an average sales price of approximately $380,000, while the residences averaged approximately $512,000. Revenue and costs of sales associated with multi-family housing units are recognized using the percentage of completion method of accounting.

     Other revenues from the community residential development segment included management fees and rental income of $2.4 million with related costs of $5.7 million in the first nine months of 2001 as compared to $1.1 million in revenues and $1.9 million in costs in 2000. The increase in costs was primarily due to club operations in West Florida. Revenue from other land sales totaled $0.8 million during the first nine months of 2001 with related costs of $0.1 million, compared to revenues of $5.5 with related costs of $0.1 million during the first nine months of 2000. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $23.9 million during the first nine months of 2001 as compared to $13.3 million in 2000. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

     Income from the Company’s investment in Arvida/JMB was $16.4 million for the first nine months of 2001, as compared to $10.4 million in 2000. The Company also recognized a loss from other joint ventures of $0.1 million during the first nine months of 2001, compared to income of $0.7 million during the first nine months 2000.

Residential Real Estate Services
(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$77.1	$68.6	$210.4	$193.3

Operating expenses	69.2	63.1	192.1	179.3

Depreciation and amortization	2.1	1.8	6.2	5.2

Other income (expense)	0.5	0.7	1.4	1.3

Pretax income	6.3	4.2	13.5	10.1

EBITDA, net	8.6	6.1	20.3	15.7

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

     During the first quarter of 2001, ARS began originating mortgage loans, including underwriting and closing loans and selling them on the secondary market. Also during the first quarter, ARS entered into a $30.0 million warehouse line of credit, which has subsequently been increased to $50.0 million, secured by certain of its first and second mortgages. During the first nine months of 2001, ARS originated $386 million in mortgage loans.

     Also in the first quarter of 2001, ARS expanded its integrated, internet-based real estate services through its new Home-Link service. The new service offers clients home-related products and services such as homeowners and service warranties, moving services, home inspections, utility connections, home, yard and pool maintenance. Currently, ARS has 207 marketing partners participating in Home-Link and over 12,000 customers have enrolled in this service.

Three Months Ended September 30

     Residential real estate services revenues were $77.1 million for the third quarter of 2001, a 12% increase over $68.6 million for the third quarter of 2000. Realty brokerage revenues in the third quarter of 2001 were attributable to 10,108 closed units as compared to 9,429 closed units in 2000. The average home sales price for the third quarter of 2001 decreased to $213,000 as compared to $215,000 for the third quarter of 2000.

     Operating expenses were $69.2 million for the third quarter of 2001, a 10% increase over $63.1 million during the third quarter of 2000, and represent commissions paid on real estate transactions, underwriting fees on title policies, costs associated with processing, underwriting and secondary marketing of mortgage loans, and administrative expenses of the ARS operations. Due to increased efficiencies caused by higher volumes, operating expenses did not increase in proportion to revenues.

Nine Months Ended September 30

     Residential real estate services revenues were $210.4 million for the first nine months of 2001, a 9% increase over $193.3 million for the first nine months of 2000. Realty brokerage revenues in the first nine months of 2001 were attributable to 27,788 closed units as compared to 26,816 closed units in 2000. The average home sales price for the first nine months of 2001 increased to $213,000 as compared to $211,000 for the first nine months of 2000.

     Operating expenses were $192.1 million for the first nine months of 2001, a 7% increase over $179.3 million during the first nine months of 2000, and represent commissions paid on real estate transactions, underwriting fees on title policies, costs associated with processing, underwriting and secondary marketing of mortgage loans, and administrative expenses of the ARS operations.

Land Sales
(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$19.0	$26.7	$60.8	$64.1

Operating expenses	3.3	2.5	9.7	7.4

Depreciation and amortization	—	—	—	—

Other income (expense)	0.1	0.3	0.2	0.5

Pretax income	15.8	24.5	51.3	57.2

EBITDA, net	15.8	24.5	51.4	57.3

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

     The Company is also in the process of introducing a new product called RiverCamps. These are planned, one-of-a-kind settlements in a rustic setting, with most lots planned to be located on or near waterfront property. The concept envisions home sites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, hunting, boating, hiking, and horseback riding. Ten potential sites, encompassing approximately 33,000 acres currently used as timberlands, are currently under study for use as RiverCamps. Sales are expected to begin in 2002.

Three months ended September 30

     During the third quarter of 2001, the land sales division, excluding conservation lands, had revenues of $9.0 million, which represented sales of 47 parcels totaling 4,716 acres at an average price of $1,887 per acre. During the third quarter of 2000, the land sales division, excluding conservation lands, had revenues of $10.4 million, which represented sales of 21 parcels totaling 5,137 acres at an average price of $2,023 per acre. Included in third quarter 2000 sales was the sale of one parcel of 3,900 acres for $7.5 million to the City of Tallahassee.

     Gross profit resulting from land sales, excluding conservation lands, totaled $7.8 million, or 87% of total revenue, for the three months ended September 30, 2001, as compared to $9.6 million, or 92% of total revenue, for the three months ended September 30, 2000.

     During the third quarter of 2001, the Company sold 4,417 acres of conservation land for $10.0 million at an average price of $2,273 per acre. These sales consisted of the sale of a 1,011-acre parcel in Bay County called Hobbs Pasture to the Northwest Florida Management District for $3.6 million and the sale of a 3,406-acre parcel in East Bay Apalachicola in Franklin County to the state of Florida for $6.4 million, with the assistance of The Nature Conservancy. During the third quarter of 2000, the Company sold 8,867 acres of conservation land to the State of Florida for $16.3 million.

     Gross profit resulting from conservation land sales totaled $9.3 million, or 93% of total revenue, for the three months ended September 30, 2001, compared to $15.3 million, or 94% of total revenue, for the three months ended September 30, 2000.

Nine months ended September 30

     During the first nine months of 2001, the land sales division, excluding conservation lands, had revenues of $40.1 million, which represented sales of 143 parcels totaling 19,486 acres at an average price of $2,053 per acre. During the first nine months of 2000, the land sales division, excluding conservation lands, had revenues of $47.8 million, which represented sales of 30,690 acres at an average price of $2,087 per acre. Land sales for the third quarter of 2000 included the 3,900-acre sale previously discussed, the first quarter sale of one parcel of 4,094 acres for $11.1 million, approximately $2,700 per acre, and the first quarter sale of approximately 3,620 acres for $11.5 million, approximately $3,200 per acre, in Capps, near Talahassee, Florida.

     Gross profit resulting from land sales, excluding conservation lands, totaled $35.2 million, or 88% of total revenue, for the nine months ended September 30, 2001, as compared to $43.1 million, or 90% of total revenue, for the nine months ended September 30, 2000.

     During the nine months ended September 30, 2001, the Company sold 15,470 acres of conservation land for $20.7 million at an average price of $1,338 per acre. This includes the two third quarter conservation land sales previously discussed, a 10,681-acre area called Snipe Island in Taylor County that was sold to the State of Florida for approximately $10.0 million, and a 372-acre parcel near Toreya State Park in Florida that was sold for approximately $653,000. During the first nine months of 2000, the Company sold 8,867 acres of conservation land to the State of Florida for $16.3 million.

     Gross profit resulting from conservation land sales totaled $19.2 million, or 93% of total revenue, for the nine months ended September 30, 2001, compared to $15.3 million, or 94% of total revenue, for the nine months ended September 30, 2000.

Commercial real estate development and services
(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$44.8	$37.3	150.2	$121.8

Operating expenses	42.2	25.9	139.2	91.4

Depreciation and amortization	2.6	6.5	7.6	18.2

Other income (expense)	(0.9)	0.1	(1.6)	—

Pretax income	(0.9)	4.8	1.8	12.2

EBITDA, gross	2.7	11.5	11.3	30.8

EBITDA, net	2.6	5.8	11.2	17.8

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

     Using tax-deferred proceeds from land sales, St. Joe Commercial has acquired five commercial properties in the Tampa-St. Petersburg, Florida area, one commercial property in Plantation, Florida, one commercial property in Orlando, Florida, one commercial property in east Cobb County, Atlanta, Georgia, and one commercial property in Washington, DC. As of September 30, 2001, St. Joe Commercial had interests in, either wholly owned or through partnerships, 18 operating buildings with 2.3 million total rentable square feet in service, compared to 13 operating buildings with 1.5 million total rentable square feet in service at September 30, 2000. The overall occupancy rate at September 30, 2001 was 87%, compared to 81% at September 30, 2000. Approximately 358,000 square feet of office space was under construction as of September 30, 2001.

Three months ended September 30

     During the third quarter, St. Joe Commercial realized $25.9 million in revenue from real estate sales. These sales, which primarily represent sales of Texas real estate, resulted in a gain of $2.5 million. The total cost of revenue from real estate sales was $23.4 million.

     Revenues generated from rental operations and management fees in the third quarter of 2001 are from St. Joe Commercial owned operating properties, while rental revenues in the third quarter of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FLA owned rental properties. Rental revenues and management fees in the third quarter of 2001 were $5.3 million, a decrease of 70% compared to $17.8 million recognized during the third quarter of 2000. The related operating expenses, excluding depreciation, were $2.2 million and $5.7 million, respectively. The decrease in rental revenues caused by the FLA spin-off was partially offset by increased rental revenues from St. Joe Commercial owned operating properties.

     Rental revenues and management fees generated by St. Joe Commercial owned operating properties were $5.3 million during the third quarter of 2001 compared to $2.7 million in the third quarter of 2000, while operating expenses relating to these revenues were $2.2 million and $1.3 million, respectively.

     Rental revenues generated by Flagler owned operating properties and FLA rental properties during the third quarter of 2000 were $15.1 million. Operating expenses on rental revenues, excluding depreciation were $4.4 million in the third quarter of 2000.

     Operating revenues generated from Advantis totaled $14.2 million during the third quarter of 2001 compared to $14.3 million for the third quarter of 2000. Advantis operating expenses, excluding depreciation, were $14.9 million during the third quarter of 2001 compared with $14.7 million in 2000, an increase of 1%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported losses from these investments of $0.6 million in the third quarter of 2001. Net earnings from these investments were breakeven in the third quarter of 2000.

     General and administrative expenses for the commercial group, which are included in operating expenses, decreased 51% to $1.7 million for the third quarter of 2001 from $3.5 million in the third quarter of 2000. Of total general and administrative expenses for the third quarter of 2000, $2.3 million are St. Joe Commercial related and $1.2 million are related to Flagler. The decrease in operating expenses for St. Joe Commercial is primarily due to a decrease in personnel costs.

     Depreciation and amortization decreased by $3.9 million to $2.6 million, primarily due to the FLA spin-off.

Nine months ended September 30

     During the nine months ended September 30, 2001, St. Joe Commercial realized $91.5 million in revenue from real estate sales. On April 12, 2001, St. Joe Commercial sold the NCCI center, a 310,000-square-foot building in Boca Raton, Florida, for $52.5 million, a gain of approximately $4.4 million. Also in April, St. Joe commercial sold two Texas properties. The combined sales proceeds from the sale of the 3001 Knox Street parcel in Dallas and the 1200 Post Oak property in Houston was approximately $12.5 million, for a combined gain of $0.6 million. Other land sales during the nine months ended September 30, 2001, primarily representing sales of Texas real estate, totaled $26.5 million, with a gain of $2.8 million. The total cost of revenue from real estate sales was $83.7 million.

     In the first quarter of 2000, St. Joe sold the HomeSide Lending building for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain. In addition, during the first nine months of 2000, Flagler sold real estate properties for gross proceeds of $6.7 million, with cost of sales of $2.5 million.

     Revenues generated from rental operations and management fees in the first nine months of 2001 are from St. Joe Commercial owned operating properties, while rental revenues in the first nine months of 2000 are from both St. Joe Commercial owned operating properties and Flagler operating properties and FLA owned rental properties. Rental revenues and management fees in the first nine months of 2001 were $16.3 million, a decrease of 67% compared to $49.7 million recognized during the first nine months of 2000. The related operating expenses, excluding depreciation, were $6.2 million and $17.0 million, respectively. The decrease in rental revenues caused by the FLA spin-off was partially offset by increased rental revenues from St. Joe Commercial owned operating properties.

     Rental revenues generated by St. Joe Commercial owned operating properties were $14.5 million during the first nine months of 2001 compared to $6.3 million in the first nine months of 2000, while operating expenses relating to these revenues were $6.2 million and $2.2 million, respectively.

     Rental revenues generated by Flagler owned operating properties and FLA rental properties during the first nine months of 2000 were $43.4 million. Operating expenses on rental revenues, excluding depreciation were $14.8 million in the first nine months of 2000.

     Operating revenues generated from Advantis totaled $42.7 million during the first nine months of 2001 compared with $47.6 million for the first nine months of 2000, a decrease of 10% due to decreases in the revenues associated with construction contracts and brokerage services. These decreases were partially offset by an increase in property management revenues. Advantis operating expenses, net of depreciation, were $44.5 million during the first nine months of 2001 compared with $47.8 million in 2000, a decrease of 7%, primarily due to a decrease in construction costs associated with lower construction volumes. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported losses from these investments of $0.3 million in the first nine months of 2001, compared to earnings of $1.8 million in the first nine months of 2000.

     General and administrative expenses for the commercial group, which are included in operating expenses, decreased 51% to $4.8 million for the first nine months of 2001 from $9.7 million in the first nine months of 2000. Of total general and administrative expenses for the first nine months of 2000, $5.0 million are St. Joe Commercial related and $4.7 million are related to Flagler.

     Depreciation and amortization decreased by $10.6 million to $7.6 million, primarily due to the FLA spin-off.

Forestry
(In millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$9.4	$7.8	$28.3	$27.4

Operating expenses	7.3	5.3	19.5	15.9

Depreciation and amortization	1.1	0.8	2.8	2.2

Other income (expense)	0.6	0.6	1.7	2.0

Pretax income	1.6	2.3	7.7	11.3

EBITDA, net	2.8	3.0	10.6	13.4

Three months ended September 30

     Total revenues for the forestry segment were $9.4 million in the third quarter of 2001, an increase of 21% compared to $7.8 million in the third quarter of 2000. Total sales under the Company’s fiber agreement with Smurfit-Stone Container Corporation, were $3.6 million (183,000 tons) in the third quarter of 2001 as compared to $3.2 million (137,000 tons) in 2000. The increase in revenues is due to an increase in volumes, partially offset by decreasing prices per the terms of the fiber supply agreement. Sales to other customers totaled $5.0 million (192,000 tons) in the third quarter of 2001 compared to $4.6 million (187,000 tons) in 2000. The increase in revenues is due to increases in price and sales volume. The Company also realized revenues from Sunshine State Cypress, a recently purchased cypress mill, in the amount of $0.8 million.

     Cost of sales were $6.8 million, or 70% of revenues, in 2001 as compared to $4.9 million in 2000, or 63% of revenues. In 2000, the Company conducted several lump sum bid timber sales which have no cut and haul charges. Other operating expenses, excluding depreciation, were $0.5 million in 2001 and $0.4 million in 2000.

Nine months ended September 30

     Total revenues for the forestry segment were $28.3 million in the first nine months of 2001, a decrease of 3% compared to $27.4 million in the first nine months of 2000. Total sales under the Company’s fiber agreement with Smurfit-Stone Container Corporation, were $11.2 million (542,000 tons) in the first nine months of 2001 as compared to $11.9 million (484,000 tons) in 2000. The decrease in revenues is due to decreasing prices per the terms of the fiber supply agreement. Sales to other customers totaled $15.8 million (670,000 tons) in the first nine months of 2001 compared to $14.8 million (531,000 tons) in 2000. The Company also realized revenues from Sunshine State Cypress in the amount of $1.3 million.

     Cost of sales were $18.0 million, or 62% of revenues, in 2001 as compared to $14.5 million in 2000, or 53% of revenues. In 2000, the Company conducted several lump sum bid timber sales which have no cut and haul charges. Other operating expenses, excluding depreciation, were $1.5 million in 2001 and $1.3 million in 2000.

Transportation (In millions)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$0.4	$49.1	$1.4	$152.1

Operating expenses	0.8	45.4	2.8	122.3

Depreciation and amortization	0.4	8.5	1.1	18.8

Other income (expense)	—	1.1	—	3.0

Pretax income from continuing operations	(0.8)	(3.7)	(2.5)	14.0

EBITDA, gross	(0.4)	4.5	(1.4)	33.1

EBITDA, net	(0.4)	2.3	(1.4)	17.9

Three Months Ended September 30

     During the third quarter of 2001, the transportation segment is comprised solely of the operations of ANRR. ANRR operating revenues decreased $0.1 million to $0.4 million in the third quarter of 2001 as compared to 2000. In 1999, Seminole Electric Cooperative, Inc. (“Seminole”) filed a lawsuit to terminate shipments of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR subsequently filed suit to enforce the contract and, during the fourth quarter of 2000, ANRR accepted a $10.0 million settlement from Seminole. ANRR’s workforce has been reduced significantly, commensurate with its loss in traffic. The railroad intends to maintain a staff adequate to operate a minimal schedule sufficient to provide service to existing customers.

     ANRR’s operating expenses decreased $0.2 million to $0.8 million in the third quarter of 2001 as compared to the third quarter of 2000. The decrease is primarily due to reduced maintenance of way expenditures.

     During the first quarter of 2000, the transportation segment includes the railway, trucking and telecom operations of FLA. Total FLA transportation operating revenues were $48.6 million in the third quarter of 2000. FLA’s operating expenses were $44.5 million in the third quarter of 2000.

Nine Months Ended September 30

     During the first nine months of 2001, the transportation segment is comprised solely of the operations of ANRR. ANRR operating revenues decreased $0.9 million to $1.4 million in the first nine months of 2001 as compared to 2000. During the first nine months of 2000, revenues recorded by ANRR included contractual payments from Seminole totaling approximately $0.6 million.

     ANRR’s operating expenses increased $0.5 million to $2.8 million in the first nine months of 2001 as compared to the first nine months of 2000. The increase is primarily due to legal expenses associated with ANRR’s settlement with Seminole.

     During the first nine months of 2000, the transportation segment includes the railway, trucking and telecom operations of FLA. Total FLA transportation operating revenues were $149.8 million in the first nine months of 2000. FLA’s operating expenses were $120.0 million in the first nine months of 2000.

Financial Position

     In August 1998, the St. Joe Board of Directors authorized $150 million for the purchase of outstanding common stock through open-market purchases. During the first quarter of 2000, the Company completed this program having purchased 6,485,311 shares at an average price of $23.09. In February 2000, the St. Joe Board of Directors authorized a second $150 million stock repurchase plan. In December 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, the Nemours Foundation, to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods. During the second quarter of 2001, the company completed purchases under this second authorization, having purchased 6,577,130 shares at an average price of $22.79 under this program. Of these shares, 3,653,330 were purchased from the public and 2,923,800 were purchased from the Trust. On May 15, 2001, the Board of Directors authorized an additional $200 million stock repurchase program. As of September 30, 2001, a total of 1,995,125 shares have been repurchased under this program, including 917,525 shares purchased from the public and 1,077,600 shares purchased from the Trust. As of September 30, 2001, a total of 11,056,166 shares have been repurchased on the open market and 4,001,400 shares have been repurchased from the Trust.

     For the nine months ended September 30, 2001, cash used in operations was $40.2 million. Included in cash flows from operations were expenditures of $161.9 million relating to the community residential development segment. Cash used in investing activities totaled $18.6 million and included proceeds from sales of operating and investment property of $149.4 million and expenditures of $144.1 million related to commercial real estate investments. Other capital expenditures totaled $9.9 million and represent purchases of property, plant and equipment, primarily made up of operating assets purchased by the community residential development segment. Cash flows from financing activities totaled $75.0 million and included $105.2 million in proceeds, net of repayments, from the Company’s revolving credit agreements, $93.8 million in proceeds from other long-term debt, and mortgage warehouse line of credit and purchases of treasury stock totaling $150.1 million.

     The $250 million credit facility had an initial term of 2 years, ending on March 30, 2002, and has been extended to March 30, 2003. This facility will be available for general corporate purposes, including repurchases of the Company’s outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions. At September 30, 2001, the Company was in compliance with all covenants and restrictions related to this facility.

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

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies criteria that must be met by intangible assets acquired in a purchase method business combination in order for them to be recognized and reported apart from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 will also require that non-goodwill intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121.

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

     Item 7a. Market Risk

     The Company’s primary market risk exposure is interest rate risk related to the Company’s long-term debt. The Company’s $250.0 million senior unsecured revolving credit facility matures in March 2003. As of September 30, 2001, $200.0 million was outstanding. This debt accrues interest at different rates based on timing of the loan and the Company’s preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. The Company’s $50.0 million warehouse line of credit matures on February 28, 2002 and bears interest at LIBOR plus 1.20%. As of September 30, 2001, $19.3 million was outstanding. These loans subject the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

     In addition, in order to minimize the Company’s price risk related to its equity securities, the Company entered into three year forward sale contracts (“Forward Sale Contracts”) in 1999 that will lead to the ultimate disposition of the securities on October 15, 2002. The Company received approximately $111.1 million in cash at the time of the transaction. The agreement allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value increase. Conversely, if the value of the securities decreases below their value on October 15, 1999, the Company retains no additional liability. The Company has designated the Forward Sale Contracts as a hedge of the fair value of the securities by fixing the fair value at inception. The changes in fair value of the Forward Sale Contracts are recorded through the income statement, offset by changes in fair value of the underlying securities. During the first nine months of 2001, the value of the derivative instruments increased by $24.7 million with $3.5 million included in other income as gain related to the time value component of the change in fair value of the Forward Sale Contracts, which the Company is excluding from its assessment of hedge effectiveness.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit

99.01 Supplemental Calculation of Selected Consolidated Financial Data

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St Joe Company

Date: November 8, 2001	/s/ Peter S. Rummell

Peter S. Rummell

Chairman of the Board and Chief Executive Officer

Date: November 8, 2001	/s/ Kevin M. Twomey

Kevin M. Twomey

President, Chief Operating Officer, and Chief Financial Officer

Date: November 8, 2001	/s/ Janna L. Connolly

Janna L. Connolly

Vice President, Controller (Chief Accounting Officer)