Form 10-K
period 2001-12-31
ST JOE CO
filed 2002-03-20
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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
Registrant’s telephone number, including area code: (904) 396-6600
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, No par value	New York Stock Exchange

      Indicate by check mark whether this Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K. or any amendment to this Form 10-K  ☐

      The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on March 15, 2002 was approximately $963,531 thousand.

      As of March 15, 2002, there were 96,446,471 shares of Common Stock, no par value issued and 80,324,922 shares outstanding with 16,121,549 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002 (the “Proxy Statement”) are incorporated by reference in Part III of this Report Other documents incorporated by reference in this Report are listed in the Exhibit Index.

PART I

Item 1.     Business

      As used throughout this Form 10-K Annual Report, the terms “St. Joe,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

      St. Joe was organized as a Florida corporation in 1936 by the executors of the estate of Alfred I. duPont, a descendant of the Delaware family that founded the duPont Company, to implement Mr. duPont’s plans to establish a paper company in northwest Florida. Over the years, St. Joe, then known as St. Joe Paper Company, expanded into other lines of business, primarily by acquiring assets the Company perceived to be undervalued, such as real estate, railroads, banks, a sugar company, a communications company and corrugated box factories.

      During the 1990’s, the Company began to implement a strategy which led to its transformation from an industrial conglomerate to a real estate operating company.

      To implement this strategy, the Company has divested the bulk of its non-core business segments as follows:

•	In 1996, the Company sold the stock of St. Joe Communications and St. Joe’s interest in three cellular limited partnerships, as well as the Company’s linerboard mill and container plants.

•	In 1999, the Company completed the sale of its sugar assets for $152.5 million.

•	In 1999, the Company entered into a forward sale transaction with a major financial institution that, in effect, provided for the monetization of its long-held portfolio of equity investments. The Company received approximately $111.1 million in cash. The Company must settle the transaction by October 15, 2002 by delivering either cash or a number of the equity securities to the financial institution.

•	In 2000, the Company completed the tax free spin-off of its 54% equity interest in Florida East Coast Industries, Inc. (“FLA”) to its shareholders.

      The Company, headquartered in Jacksonville, Florida, is now one of the Southeast’s largest real estate operating companies. St. Joe provides a broad range of real estate services to meet both residential and commercial real estate needs. The Company believes it has assembled a management team with the range of real estate, financial, marketing and regulatory expertise to take a large-scale approach to real estate development and services.

      The Company primarily conducts its business in six operating segments. These are:

•	Community Residential Development

•	Residential Real Estate Services

•	Land Sales

•	Commercial Real Estate Development and Services

•	Forestry

•	Transportation.

      The Company owns nearly one million acres, the majority of which are located in northwest Florida. While a majority of the land is currently utilized in the Company’s silviculture operations, the Company believes substantial portions of the land are suitable for other uses, including residential development and large tract sales.

      In order to optimize the value of its core real estate assets in northwest Florida, St. Joe’s strategic plan calls for the Company to continue to increase the pace of its development.

      The Company’s businesses are concentrated in Florida and the state’s economic health and growth will be important factors in creating demand for the Company’s products and services. The Florida economy is growing faster than the national average in many categories. Management expects Florida’s economic and population growth to continue and believes that the Company is well positioned to benefit from increasing demand for primary housing, and second homes, as well as office and industrial space in the Florida real estate market.

      The Company’s real estate operations are cyclical and are affected by demographic and economic trends and the supply and rate of absorption of new construction.

Community Residential Development

      In the community residential development segment, the Company develops large-scale, mixed-use communities primarily on Company-owned lands. The Company’s land holdings include large tracts near Tallahassee, the state capital, and in northwest Florida. These tracts include significant Gulf of Mexico beach frontage and other waterfront property which the Company believes to be suited for primary housing, resort and second-home communities. The Company believes this large, established land inventory, with a very low cost basis, provides an advantage over competitors that must purchase real estate at current market prices before beginning projects. With the development of northwest Florida, the Company has embarked on a regional “placemaking” effort. Through regional economic development organizations such as “Florida’s Great Northwest, Inc.”, the Company is participating in efforts to improve the present infrastructure of the region, including roads, schools, hospitals and the relocation of the Panama City-Bay County International Airport. The Company also develops smaller scale residential communities that make productive use of existing Company assets and acquired land.

      Since November, 1997, the Company has been a 74% partner in St. Joe/Arvida Company, L.P., (“St. Joe/Arvida”). The remaining 26% is owned by JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. The Company is the managing general partner of the partnership. The principal assets of St. Joe/Arvida are the “Arvida” name, proprietary information systems and the Arvida management team. The Company directs its residential development efforts through St. Joe/Arvida and conducts the majority of its residential development activity under the Arvida trademark. The Company manages the conceptual design, planning and permitting process for each of its new communities. The Company then constructs or contracts for the construction of the infrastructure for the community. The Company markets and sells developed homesites and builds, markets and sells finished housing units.

      In December 1998, the Company acquired approximately 26% of the outstanding limited partnership interests in Arvida/JMB Partners, L.P. (“Arvida/JMB”). The partnership’s assets currently consist primarily of land that is being developed into a master-planned community known as Weston located in Broward County in South Florida.

      In April 1999, the Company acquired all the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. In 2001, Saussy Burbank closed on 397 homes it constructed in North Carolina and South Carolina.

      The community residential development segment generated revenues in 2001 from the sales of developed homesites, the sale of housing units built by the Company, management fees and rental income, and investments in limited partnerships and other affiliates.

      As of December 31, 2001, St. Joe/Arvida was developing approximately 20 residential or resort communities in various stages of planning and development, including one owned by Arvida/JMB.

      The following are some of the communities being developed and planned by the Company. The majority of the projects are on lands owned by the Company or expected to be acquired by the Company. Some of the projects are expected to be developed through ventures with unrelated third parties.

      WaterColor is located on the beaches of the Gulf of Mexico in south Walton County, Florida. WaterColor is situated on approximately 499 acres. All three phases of WaterColor have been approved under Florida’s Development of Regional Impact (“DRI”) permitting process. St. Joe/Arvida is building homes and condominiums and is selling developed homesites in WaterColor. Sales began in March 2000. As of December 31, 2001, sales of 50 St. Joe/Arvida built units had been closed; sales of 116 developed homesites had been closed; and 28 contracts for St. Joe/Arvida built homes and 9 contracts for developed homesites were pending. At full build-out, the community is planned to include approximately 1,140 units, a beach club, a tennis center, a boat house, and restaurant on an inland freshwater lake, a 60-room inn and restaurant, commercial space and parks. The beach club, boat house and WaterColor Inn and Fish Out of Water restaurant are open.

      WaterSound is located in Walton County, Florida, approximately three miles east of WaterColor. WaterSound includes over one mile of beachfront on the Gulf of Mexico. This community is currently planned to include 390 units. As of December 31, 2001, sales of 44 developed homesites had been closed and 2 contracts for developed homesites were pending.

      Camp Creek Golf Course is located in Walton County, Florida, approximately four miles east of WaterColor and within one-half mile of WaterSound. Plans include 36 holes of golf. Construction of the first 18-hole golf course, designed by Tom Fazio, is complete and the course was opened for play in May, 2001.

      Summerwood is located in Panama City Beach in Bay County, Florida. Summerwood includes 219 residential units being developed in three phases. As of December 31, 2001, sales of 140 St. Joe/Arvida built units had been closed; sales of 67 developed homesites had been closed; and 7 contracts for St. Joe/Arvida built homes were pending.

      The Hammocks is located in Lynn Haven in Bay County, Florida. The Hammocks is situated on approximately 143 acres and includes 463 homesites. As of December 31, 2001, sales of 42 St. Joe/Arvida built homes had been closed, and 11 contracts for St. Joe/Arvida built homes and 12 contracts for developed homesites were pending.

      Palmetto Trace is located in Bay County, Florida. Palmetto Trace is situated on approximately 138 acres and includes 268 homesites. As of December 31, 2001, 2 contracts for St. Joe/Arvida built homes were pending.

      WaterSound East is located in Walton and Bay Counties, Florida east of WaterSound with frontage on Lake Powell. This project is situated on approximately 1550 acres. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

      WindMark Beach is located in Gulf County, Florida. This community is situated on approximately 80 acres and is planned to include 110 units, many of which will be located on the beachfront. As of December 31, 2001, sales of 20 developed homesites had been closed; and 5 contracts for developed homesites were pending.

      Mexico Beach is located in Bay County, Florida and Phase I of the community is situated on approximately 160 acres. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

      WindMark is located in Gulf County, Florida and is situated on approximately 910 acres. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

      SouthWood is located in southeast Tallahassee, Florida. SouthWood is situated on approximately 3,770 acres. Plans for SouthWood include approximately 4,250 homes and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Over 35% of the land is designated for greenspaces including a 123-acre central park. As of December 31, 2001, sales of 33 St. Joe/Arvida built homes had been closed; sales of 63 developed homesites had been closed, and 84 contracts for St. Joe/Arvida built homes and 19 developed homesites were pending. The Florida State Development Research School, a university laboratory school for grades K-12 located in SouthWood, opened in the Fall of 2001. The Pope John Paul II Catholic Academy, a private parochial school for grades 9-12 located in SouthWood, also opened in the Fall of 2001.

      SummerCamp is located in Franklin County, Florida. SummerCamp is situated on approximately 750 acres. Conceptual design and land planning is underway, however timing is uncertain until the planning process is finished.

      James Island is located in Jacksonville, Florida, near Interstate 95 and new elementary and middle schools. James Island is situated on approximately 194 acres recently acquired by the Company. At full build-out, the community is expected to include approximately 365 housing units. Phase one of James Island opened in the spring of 1999. Phase two opened in December 1999. Phase three opened in the fourth quarter of 2000. As of December 31, 2001, sales of 167 St. Joe/Arvida built homes had been closed and 45 contracts for St. Joe/Arvida built homes were pending.

      St. Johns Golf and Country Club is located in St. Johns County, Florida. St. Johns Golf and Country Club is situated on approximately 820 acres, some of which has been acquired and the remainder of which the Company intends to acquire. The community is planned to include a total of 799 housing units and an 18-hole golf course. Most homes will be adjacent to golf, conservation land, lakes, or natural wooded areas. Construction of infrastructure is substantially complete. As of December 31, 2001, sales of 66 St. Joe/Arvida built homes had been closed, sales of 69 developed homesites had been closed and 69 contracts for St. Joe/Arvida built homes were pending. The golf course has been completed and was opened for play in June, 2001.

      RiverTown is located in St. Johns County, Florida, just south of Jacksonville, Florida along the St. Johns River. RiverTown is situated on approximately 4,300 acres. In late 1998, the Company sold 120 acres in RiverTown to the St. Johns County School Board to be used as a site for a new high school. This school opened for the 2000-2001 school year. In the fourth quarter of 1999, St. Joe filed an application for a Planned Rural Development (PRD) for riverfront homesites in RiverTown. In January, 2000, the Company obtained approval to develop the first 23 riverfront homesites. As of December 31, 2001, all 23 homesites had been closed. Conceptual design and land planning is underway for the remaining lands, however timing is uncertain until the planning process is finished.

      Hampton Park is located in Jacksonville, Florida. Hampton Park is situated on approximately 150 acres and includes 158 homesites. As of December 31, 2001, sales of 1 St. Joe/Arvida built home had been closed and 19 contracts for St. Joe/Arvida built homes were pending.

      Victoria Park is located in Volusia County in central Florida. Victoria Park is situated on approximately 1,859 acres being acquired by the Company near Interstate 4 in Deland, Florida between Daytona Beach and Orlando, Florida. Plans for Victoria Park include approximately 3,781 single and multi-family units with a traditional town center and an 18-hole golf course. As of December 31, 2001, sales of 14 St. Joe/Arvida built homes had been closed; sales of 13 developed homesites had been closed and 13 contracts for St. JoeArvida built homes were pending.

      Rivercrest is located south of Tampa, Florida along US 301. This project is situated on approximately 413 acres. Plans for this community include 1383 residential units. St. Joe/Arvida is expected to manage the development of Rivercrest for a venture owned equally by the Company and an unrelated third party.

      Paseos is located in Jupiter in northern Palm Beach County, Florida. This project is situated on approximately 175 acres. Plans for this community include 325 residential units. St. Joe/Arvida is expected to manage the development of Paseos for a venture owned equally by the Company and an unrelated third party.

      Several of the planned developments described above are in the midst of the entitlement process or are in the planning stage. No assurances can be given that the necessary entitlements for development will be secured, that any of the Company’s projects can be successfully developed, if at all, or that they can be developed in a timely manner. It is not feasible to estimate project development costs until entitlements have been obtained. As is typical of large-scale development projects, development of these tracts could require significant infrastructure development costs and may raise environmental issues that require mitigation.

Residential Real Estate Services

      In July 1998, St. Joe purchased Arvida Realty Services (“ARS”), formerly known as Prudential Florida Realty. ARS is Florida’s largest independent residential real estate brokerage company and the fifth largest in the nation. ARS has over 100 offices throughout Florida, more than 3,100 licensed sales professionals and approximately 800 employees.

      ARS provides a complete array of real estate brokerage services, including residential real estate sales, relocation and referral, asset and property management, mortgage and title services, annual and seasonal rentals and international real estate marketing. During the first quarter of 2001, ARS began originating mortgage loans including underwriting and closing loans and selling them on the secondary market.

      ARS’s operations are seasonal with the volume of transactions increasing in the spring and summer, which corresponds to the increase in housing relocations. This seasonality is somewhat offset by the vacation home (second home) market which is active in the winter months.

      ARS generated revenue in 2001 from brokerage, title and mortgage transactions.

St. Joe Land Company

      St. Joe Land Company was created in 1999 to facilitate land sales at higher prices than would be received from bulk timberland sales. This segment markets parcels which are typically between five and 5,000 acres. This land is from a portion of the timberlands long-held by St. Joe in northwest Florida and southwest Georgia that consist of forests and meadowlands with frontage on rivers, lakes and bays. These parcels are being marketed as large secluded home sites, some of which could be used as quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses. The Company believes that there is an opportunity to create additional value on between 300,000 and 500,000 acres of its timberland that are not included in the Company’s current development plans. The vast majority of the holdings marketed by St. Joe Land Company will continue to be managed as timberland until sold.

      During the third quarter of 2000, the Company began selling land to conservation groups and governmental agencies. The Company is also in the process of introducing a new product called RiverCamps. These are planned settlements in a rustic setting, supplemented with amenities that may include docks, pools, tennis courts and community river houses, with most lots planned to be located on or near waterfront property. The concept envisions homesites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, hunting, boating, hiking and horseback riding. Potential sites being evaluated, all of which have water access, range in size from 1,500 to 7,500 acres. Conceptual design planning is underway; however, timing is uncertain until the planning process is finished.

      This segment generated revenues in 2001 from the sale of 174 parcels of land totaling 44,626 acres, including 5 conservation land sales.

Commercial Real Estate Development And Services

      The Company’s commercial real estate segment (“St. Joe Commercial”) develops and manages office, industrial and retail properties primarily in Florida.

      This segment generated revenues in 2001 from rentals on properties owned by the Company, property management fees, development fees, sales of developed properties and investments in partnerships and other affiliates.

      On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”), which eliminated the Company’s ownership interest in Flagler Development Company (“FDC”), the commercial and industrial real estate subsidiary of FLA. In contemplating the spin-off, the Company and FLA entered into an Amended and Restated Master Agreement, which provides for several property management and development service agreements between the two companies. In consideration of FLA’s execution of the Amended and Restated Master Agreement, the Company will pay FLA $6 million in three annual installments. The first installment was paid in October, 2000, the second installment was paid in October, 2001 and the Company intends to pay the third and final installment in October, 2002. In addition, in consideration of the abandonment by the Company of its entitlement to become a 50% joint venture partner in certain properties under previous agreements between the Company and FLA, FLA paid the Company $5.3 million in October, 2000. Under the terms of the various agreements, which will generally extend until October, 2003, FDC has retained the Company to develop and manage certain commercial real estate holdings of FDC. FDC pays fees for these services based upon market rates.

      Development. The Company directs the conceptual design, planning and permitting process for each new development. The Company then constructs or contracts for the construction of the infrastructure and building. The Company generally receives a development fee equal to a percentage of the cost of the project. The amount of the fee depends on the type and location of the project.

      The Company has entered into strategic partnerships that allow it to provide development services in certain competitive markets. In February 1998, the Company acquired a one-third interest in Codina Group, Inc. (“CGI”). In March 2000, CGI bought back Duke-Weeks Realty Corporation’s one-third interest in CGI. As a consequence, the Company now owns one-half of CGI. CGI develops and services commercial properties for the Company in the south Florida market.

      The Company’s development operations, combined with the Company’s tax strategy to reinvest asset sales proceeds into “like-kind” properties, have created a portfolio of rental properties totaling 2.4 million square feet. Including “like-kind” properties and projects developed by the Company, the portfolio was 84% leased at December 31, 2001.

ST. JOE COMMERCIAL

PORTFOLIO OF OPERATING PROPERTIES

December 31, 2001

					Net
	Dated			# of	Rentable	Leased
Investment Property Portfolio	Acquired	Market	Ownership %	Buildings	Sq. Ft.	Percentage

Prestige Place	December-99	Clearwater, FL	100%	2	143,000	89%
Harbourside	December-99	Clearwater, FL	100%	1	147,000	81%
Lakeview	May-00	Tampa, FL	100%	1	125,000	90%
Palm Court	July-00	Tampa, FL	100%	1	62,000	93%
Westside Corporate Center	October-00	Plantation, FL	100%	1	100,000	85%
280 Interstate North	January-01	Atlanta, GA	100%	1	126,000	92%
Southhall Center	April-01	Orlando, FL	100%	1	155,000	95%
1133 20th Street, NW	September-01	Washington DC	100%	1	119,000	99%
1750 K Street	December-01	Washington DC	100%	1	152,470	96%

				10	1,129,470	91%

Development Property Portfolio

Tree of Life		St. Augustine, FL	100%	1	69,000	100%
CNL Center		Orlando, FL	50%	1	346,000	96%
Millenia Park One		Orlando, FL	50%	1	158,000	38%
Alliance Bank Building		Orlando, FL	50%	1	71,000	87%
355 Alhambra		Coral Gables, FL	45%	1	224,000	48%
Park Center(1)		Panama City, FL	100%	2	22,000	81%
Nextel Call Center		Panama City Beach, FL	100%	1	67,000	100%
Deerfield Commons I		Atlanta, GA	40%	1	122,000	94%
Westchase Corporate Center		Houston, TX	93%	1	184,000	83%

				10	1,263,000	78%

Total				20	2,392,470	84%

(1) This building was sold to an unrelated third party in the first quarter of 2002.

      At December 31, 2001, the Company had 4 properties totaling approximately 356,000 square feet under construction or in the planning stages. Projects being developed by the Company include:

ST. JOE COMMERCIAL

PROJECTS UNDER DEVELOPMENT

December 31, 2001

			Net Rentable	Pre
	Market	Ownership %	Square Feet	Leased %

Northwest Florida
SouthWood One	Tallahassee, FL	100%	88,000	0%
Beckrich One	Panama City Beach, FL	100%	34,000	29%

			122,000

			Net Rentable	Pre
	Market	Ownership %	Square Feet	Leased %

Northeast Florida
TNT Logistics	Jacksonville, FL	100%	99,000	67%
245 Riverside	Jacksonville, FL	100%	135,000 234,000	22%
			356,000
Total

      The Company acquired land positions in targeted markets to enable it to develop commercial properties, including build-to-suit opportunities. Because of the Company’s new focus on Florida, particularly Company-owned lands in Northwest Florida, the Company intends to sell its non-Florida land positions if offers at acceptable prices and terms are obtained. At December 31, 2001, the Company owned approximately 130 acres of land with entitlements for future development of approximately 3.4 million square feet of commercial property.

ST. JOE COMMERCIAL

LAND POSITIONS HELD FOR INVESTMENT

December 31, 2001

			Net	Entitled
	Market	Ownership %	Acres(a)	Sq. Ft.(b)

Southeast
Glenlake	Atlanta, GA	100%	9.8	700,000
Parkstone Plaza	Chantilly, VA	100%	19.1	240,000
Lakeside at Frisco Bridges	Dallas, TX	100%	12.9	394,000
Westchase	Houston, TX	100%	4.5	150,000
Oak Park at Westchase	Houston, TX	100%	34.2	884,000

			80.5	2,368,000

Northeast Florida
Golfway Center	St. Augustine, FL	100%	13.9	167,500

Central Florida
Millenia Park	Orlando, FL	100%	21.7	592,000

South Florida
Beacon Square at Boca	Boca Raton, FL	100%	14.0	264,000

Total			130.1	3,391,500

(a)	Represents net area defined as the total area exclusive of any public roadways, easements and other undevelopable areas.

(b)	Excludes entitlements related to land parcels that have been developed.

      Service. The Company provides commercial real estate services through Advantis which was formed in 1999 by combining several businesses acquired by the Company. Advantis provides a full array of services for its clients including brokerage, property management and construction management.

      The Company provides property management services for projects owned by others. The Company generally receives a property management fee based on the gross rental revenues of a managed project or building. The amount of these fees depends on the type and location of the project.

      A summary of properties managed follows:

Rentable
State	Square Feet

Florida	9,916,000
Virginia	9,177,000
North Carolina	2,888,000
Georgia	1,565,000
Washington, DC area	922,000

24,468,000

Rentable
Management Type	Square Feet

Office property	14,133,000
Industrial property	2,464,000
Retail property	4,610,000
Facilities management	1,621,000
Asset management	769,000
Residential property	871,000

24,468,000

     Forestry

      This segment focuses on the management and harvesting of the Company’s extensive timberland holdings. The Company grows, harvests, and sells timber and wood fiber. The Company is the largest private holder of timberlands in Florida, with approximately 650,000 acres of planted pine forests, primarily in northwestern Florida, and approximately 250,000 acres of mixed timberland, wetlands, and lake and canal properties. The Company’s timberlands also stretch into southern Georgia.

      This segment generated revenues in 2001 from the sale of pulpwood and bulk land and timber sales.

      St. Joe estimates that its standing pine inventory on December 31, 2001, totaled 21.8 million tons and its hardwood inventory totaled 9.8 million tons. The timberlands are harvested by local independent contractors pursuant to agreements that are generally renewed annually. St. Joe’s principal forestry product is softwood pulpwood. The Company also grows and sells softwood and hardwood sawtimber.

      In August, 1998, the Florida Coast Paper Company, L.L.C. (“FCP”), the Company’s major pulpwood customer, shut down its mill in Port St. Joe. Under the terms and conditions of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood from the FCP mill in Port St. Joe to another mill in Panama City, Florida. Sales of pulpwood resumed in November 1998 and continued through June 30, 2000 with no significant loss in volume of sales. FCP subsequently filed for protection from its creditors in the Federal Bankruptcy Court for the District of Delaware. Pursuant to an order entered by the Bankruptcy Court, the amended fiber supply agreement was terminated, effective June 30, 2000. On July 1, 2000, a new fiber agreement with Smurfit-Stone Container Corporation, one of the original principals of FCP, went into effect. The agreement is for twelve years and it requires an annual pulpwood volume of 700,000 tons per year that must come from Company-owned fee simple lands. Approximately 312,000 acres were originally encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if an encumbered parcel is sold. A portion of the encumbered land is released each year. As of December 31, 2001, approximately 290,000 acres were encumbered.

      Many of the Company’s timberlands are located near key transportation links, including roads, waterways and railroads, allowing the Company to deliver fiber to its customers on a cost-efficient basis.

      St. Joe maintains a genetics research facility in Capps, Florida, which supervises the growing of seedlings for use in reforestation of its lands. The genetic department conducts research to produce faster-growing, more disease-resistant species of pine trees, and produces seedlings for planting on Company-owned plantations. In addition, the Company, in cooperation with the University of Florida, is doing experimental work in genetics on the development of superior pine seed.

      St. Joe’s current strategy in its forestry segment is to increase the average age of its timber by extending growing periods before final harvesting in order to capitalize on the higher margins of older-growth timber. The Company has implemented a program which is intended to extend growing periods for its softwood forest from a historical average of approximately 18-22 years to approximately 28-30 years. This strategy may increase the revenues and returns of the Company’s timber operations when a sustainable harvest of older-growth timber is achieved, although there can be no assurances in this regard. The Company will also seek to maximize sustainable harvest volumes through the continued use and development of genetically improved seedlings, soil mapping, extensive fertilization, vegetation control, thinning and selective harvesting practices.

      As part of its strategy to maximize the cash flows from its timberlands, the Company engages in several business activities complementary to its land holdings. In particular, the Company leases approximately 750,000 acres of its timberlands to private clubs and state agencies for hunting.

      During 2001, the Company purchased Sunshine State Cypress, which operates a small cypress sawmill and mulch processing plant.

     Transportation

      The Company owns the Apalachicola Northern Railroad Company (“ANRR”), a short-line railroad operating between Port St. Joe and Chattahoochee, Florida, where it connects with an unaffiliated carrier. Its transportation facilities include 96 miles of main track, 13 miles of yard switching track and 3 miles of other track. Although it is a common carrier, most of ANRR’s business in recent years consisted of moving coal from Port St. Joe to Chattahoochee pursuant to a 1982 contract with Seminole Electric Cooperative, Incorporated (“Seminole”). The primary commodities moved by ANRR are chemicals, stone and clay products and recyclable items.

      In January 1999, Seminole halted shipments of coal and filed a lawsuit in circuit court in Gulf County, Florida, seeking to terminate its contract with ANRR. The litigation was settled in the fourth quarter of 2000. The contract was terminated and Seminole paid the Company $10 million in January 2001.

Risk Factors

      Economic Risks. There can be no assurance that the U.S. economy, in general, or the economy of the Southeast in particular, will continue to experience positive growth rates or that the United States, in general, or the Southeast in particular, will not be affected by a recession in the future. The Company would generally not be able to reduce significant expenditures associated with the development, management and servicing of real estate (such as real estate taxes, maintenance costs and debt payments, if any) if an economic downturn caused a reduction in revenues from the Company’s properties.

      The ability of the Company to generate operating cash flows is directly related to the real estate market, primarily in Florida, and the economy in general. As a result of September 11, 2001, considerable economic and political uncertainties still exist and could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting the Company and the real estate industry in general. Real estate market conditions in the Company’s regions of development, particularly in northwest Florida, have generally remained healthy. After a downturn in the immediate aftermath of September 11, tourism in the northwest Florida region has rebounded primarily from drive-in markets. Long term prospects of job growth, coupled with strong in-migration population expansion, indicate that demand levels should be favorable over the next two to five years.

      Development Risks. The Company’s real estate development activities require significant capital expenditures. The Company will be required to obtain funds for its capital expenditures and operating activities through cash flow from operations, property sales or financings. There can be no assurances that funds available from cash flow, property sales and financings will be sufficient to fund the Company’s required or desired capital expenditures for development. If the Company were unable to obtain sufficient funds, it might have to defer or otherwise limit certain development activities. Further, any new development or any rehabilitation of older projects can require compliance with new building codes and other regulations. The

Company cannot estimate the cost of complying with such codes and regulations, and such costs can make a new project or some otherwise desirable uses of an existing project uneconomic.

      Joint Venture Risks. The Company has entered into certain joint venture relationships and may initiate future joint venture projects as part of its overall development strategy. A joint venture may involve special risks associated with the possibility that (i) the venture partner at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) the venture partner may take actions contrary to the instructions or requests of the Company, or contrary to the Company’s policies or objectives with respect to its real estate investments, or (iii) the venture partner could experience financial difficulties. Actions by the Company’s venture partners may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. In addition, the Company’s joint venture partners may dedicate times and resources to existing commitments and responsibilities.

      The Florida Economy. The Company’s businesses are concentrated in Florida and the state’s economic health and growth rate will be important factors in creating demand for the Company’s products and services. The Company’s real estate operations are cyclical and are affected by demographic and economic trends in Florida.

      Regulation. Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact (“DRI”) application. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to materially affect the Company’s real estate development activities.

      The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits that it issues must be consistent with the plan. Each plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid wastes. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that, at the outset of the project, the developer either sufficiently improve the services to meet the required level or provide financial assurances that the additional services will be provided as the project progresses.

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

      The DRI review process includes an evaluation of the project’s impact on the environment, infrastructure and government services, and requires the involvement of numerous federal, state and local environmental, zoning and community development agencies and authorities. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and there are no assurances as conditions, standards or requirements may be imposed on a developer with respect to a particular project. The DRI approval process is expected to have a material impact on the Company’s real estate development activities in the future.

      In addition, a substantial portion of the developable property in Florida, including much of the Company’s property, is raw land located in areas where its development may affect the natural habitats of various endangered or protected wildlife species or in sensitive environmental areas such as wetlands and coastal areas, which are subject to extensive and evolving federal, state and local regulation. Accordingly, federal, state and local wildlife protection, zoning and land use restrictions, as well as community development requirements, may impose significant limitations on the Company’s ability to develop its real estate holdings.

      The Company’s ownership and development of real estate are subject to extensive and changing federal, state and local environmental laws, the provisions and enforcement of which may become more stringent in the future. Pursuant to those laws, the owner or operator of real estate may be required to perform remediation regardless of whether it caused the contamination. The sale or development of properties may also be restricted due to environmental concerns, the protection of endangered species, or the protection of wetlands. In addition, violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. The Company is not presently aware of any material contamination at or any material adverse environmental development issues relating to its real estate operations. However, there can be no assurance that environmental issues will not arise in the future relating to the real estate operations.

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

      Forestry operations generate air emissions through controlled burning. The forestry operations are subject to regulation under the federal Endangered Species Act (“ESA”), Clean Water Act, Clean Air Act, Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act as well as similar state laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

      The ESA and counterpart state legislation protect species threatened with possible extinction. A number of species indigenous to the Company’s timberlands have been, and in the future may be, protected under these laws, including the red cockaded woodpecker, the bald eagle and various other species. Protection of endangered and threatened species may include restrictions on timber harvesting, road building and other silvicultural activities on the Company’s land containing the affected species. There can be no assurance that such laws or future legislation or administrative or judicial action with respect to protection of the environment will not adversely affect the Company’s forestry operations.

      In conducting its harvesting activities, the Company voluntarily complies with the “Best Management Practices” recommended by the Florida Division of Forestry. From time to time, proposals have been made in state legislatures regarding the regulation of timber harvesting methods. There can be no assurance that such proposals, if adopted, will not adversely affect the Company or its ability to harvest and sell logs or timber in the manner currently contemplated.

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

      The Company’s transportation operations are subject to extensive local, state and federal environmental laws and regulations, including the federal Clean Air Act, CERCLA and various other state and local environmental laws and regulations. Violations of various statutory and regulatory programs can result in civil penalties, remediation expenses, natural resource damages, potential injunctions, cease and desist orders and criminal penalties. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the

Company’s present and historic ownership and operation of real property, including yards, in connection with its transportation operations involve the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. The Company may also be liable for the costs of cleaning up a site at which it has disposed (intentionally or unintentionally by virtue of, for example, an accident, derailment or leak) or to which it has transported hazardous substances.

      Competition. The real estate industry is generally characterized by significant competition. The Company plans to continue to expand through a combination of residential and commercial developments throughout Florida where the acquisition and/or development of property would, in the opinion of management, result in a favorable risk-adjusted return on investment. There are a number of residential and commercial developers and real estate services companies that compete with the Company in seeking properties for acquisition, resources for development and prospective sellers, purchasers and tenants. Competition from other real estate developers and real estate service companies may adversely affect the Company’s ability to sell homes, to attract sellers and purchasers and to attract and retain tenants. The Company may compete with other entities that have greater financial and other resources than the Company. There can be no assurance that the existence of such competition could not have a material adverse effect on the Company’s business, operations and cash flow.

      The forest products industry is highly competitive in terms of price and quality. Many of the Company’s competitors are fully integrated companies with substantially greater financial and operating resources than the Company. The products of the Company are also subject to increasing competition from a variety of non-wood and engineered wood products. In addition, the Company is subject to a potential increase in competition from lumber products and logs imported from foreign sources. Any significant increase in competitive pressures from substitute products or other domestic or foreign suppliers could have a material adverse effect on the Company.

      The Company’s railroad competes directly with other modes of transportation, including motor carriers and, to a lesser extent, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Any improvement in the cost or quality of these alternate modes of transportation could increase competition from these other modes of transportation and adversely affect the Company’s business.

     Forward-Looking Statements

      The Report and other Company communications and statements may contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning.

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

Employees

      The Company has approximately 2,339 employees. Some ANRR employees are covered by collective bargaining agreements that set wage levels and establish work rules and working conditions. The Company considers its relations with its employees to be good. These employees work in the following segments:

Residential real estate	612
Residential real estate services	850
Commercial real estate	590
Forestry	85
Transportation	17
Other — including corporate	185

Item 2.     Properties

      The material physical properties of the Company at December 31, 2001 are addressed below. All properties shown are owned in fee simple, except where otherwise indicated.

Corporate Facilities

      The Company leases approximately 40,000 square feet in a building owned by FDC in Jacksonville, Florida at market rates.

Community Residential Development

      The Company owns thousands of acres in northwestern Florida and St. John’s County on the northeastern coast of Florida near Jacksonville, including substantial gulf, lake and riverfront acreage, that it believes to be potentially suited to community residential and resort development. See Item 1 — “Community Residential Development” for a description of many of the Company’s developments. St. Joe/Arvida’s administrative offices are located in Boca Raton, Florida and are leased from a third party.

Residential Real Estate Services

      The administrative offices of ARS are located in Clearwater, Florida. These offices as well as brokerage offices based in 103 locations throughout Florida are leased from third parties.

Commercial Real Estate Development And Services

      On December 31, 2001, the Company owned 130 acres of land with entitlements for future development of approximately 3.4 million square feet of commercial property. On December 31, 2001, the Company owned 20 rental properties totaling approximately 2.4 million square feet. All Advantis offices are leased from third parties.

Forestry

      The Company owns, primarily in northwestern Florida, over 700,000 acres of planted pine forests and an additional 300,000 acres of mixed timberland, wetlands, lake and canal properties. The forestry segment’s administrative offices are based in Port St. Joe, Florida and it owns forestry management facilities, chip plants and pulpwood procurement offices in the following locations:

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

Item 3.     Legal Proceedings

      The Company is named as a Potentially Responsible Party (“PRP”) for the remediation of a designated Superfund site near Tampa, Florida. The United States Environmental Protection Agency (“USEPA”) has alleged that the Company caused certain materials to be disposed of at the site over a period of years in the late 1970s or 1980s. The Company has provided USEPA with evidence indicating the Company did not dispose of any materials at the site. The Company has declined an invitation to join a PRP group as a de minimis party. The Company believes that it does not have any liability and continues to vigorously oppose any attempt to impose any liability upon the Company for the remediation of the site.

      The Company received notice of potential involvement in a Superfund Site in Sharonville, Ohio, during the third quarter of 1996. The site was formerly owned and operated by the Company as a container plant. It was sold in the late 1970’s. At this time the extent of the contamination and magnitude of the cleanup is unknown. The Company does not believe, based on its preliminary investigation of the Company’s use of the property, that it is responsible for the contamination, and if found partially responsible, the Company does not believe its liability would be material.

      The Company, under the terms of the various agreements by which it disposed of its sugar assets, is obligated to complete certain defined environmental remediation (the “Remediation”). Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the Remediation. The Company must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, the Company does not believe the costs of the Remediation will materially exceed the amount held in escrow. The Company will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million that is held in escrow, the purchasers of the Company’s sugar assets will be responsible for the first $0.5 million of the additional costs; the Company will be responsible for the next $4.5 million; and thereafter the parties shall share the costs equally.

      During the fourth quarter of 2000, the Company became aware of an investigation of the Company’s former paper mill site and some adjacent real property in Gulf County, Florida (the “Mill Site”) being conducted by the Florida Department of Environmental Protection (the “FDEP”). The real property on which the Company’s former paper mill is located is now owned by Smurfit-Stone Container Corporation (“Stone”) and the adjacent real property is owned by the Company. The FDEP submitted a “CERCLA Site Discovery/Prescreening Evaluation” to Region IV of the USEPA in Atlanta in September, 2000. Based on this submission, the USEPA included the Mill Site on the “CERCLIS List”. The “CERCLIS List” is a list of sites which are to be evaluated to determine whether there is a potential presence of actionable contaminants. The FDEP, under an arrangement with USEPA, began to prepare a Preliminary Assessment (the “PA”) of the Mill Site. The Company, in cooperation with Stone, requested the FDEP to allow the Company and Stone to conduct testing on the Mill Site prior to the submission of a PA, and FDEP then requested the USEPA to allow the Company and Stone to conduct a voluntary investigation prior to submitting a PA, and the USEPA agreed. On September 27, 2001, the Company, Stone and the FDEP executed an Agreement which set forth the parameters under which the Company and Stone were to conduct testing, and the testing has been completed. The Company submitted its Sampling and Analysis Report to the FDEP on January 16, 2002. FDEP, which conducted independent testing of the same samples as the Company, will compare its results to those obtained by the Company. Based on current information including the test results, the Company does not believe its liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

      Compliance with federal, state and local laws and regulations is a principal goal of the company. The Company cooperates with federal, state and local agencies regarding its facilities, compliance with applicable environmental laws and regulations. The Company is not aware of any monetary sanctions to be imposed, which, in the aggregate, are likely to exceed $100,000, nor does it currently believe that corrections, if any, will necessitate significant capital outlays or cause material changes in the business.

      From time to time, the Company is involved in litigation incidental to its business. In the Company’s opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company’s results of operation or financial condition.

Item 4.     Submission Of Matters To A Vote Of Security Holders

      None.

PART II

Item 5.	Market For The Registrant’s Common Stock And Related Stockholder Matters

      The Company had approximately 24,500 beneficial common stockholders of record as of March 15, 2002. The Company’s Common Stock is quoted on the New York Stock Exchange (“NYSE”) Composite Transactions Tape under the symbol “JOE.”

      The range of high and low sales prices for the Common Stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below:

Common Stock Price	High	Low

2001
First Quarter	$23.53	$21.07
Second Quarter	27.00	22.14
Third Quarter	29.55	23.12
Fourth Quarter	28.03	24.85
2000
First Quarter	28.94	23.06
Second Quarter	31.19	27.38
Third Quarter	31.00	27.75
Fourth Quarter(1)	28.31	17.94
1999
First Quarter	26.00	20.69
Second Quarter	28.13	23.31
Third Quarter	27.13	21.00
Fourth Quarter	24.94	20.63

(1)	After the close of regular trading on the NYSE on October 9, 2000, the Company distributed to its shareholders all shares of FLA.B Common Stock it owned. The value of the shares distributed was approximately $9.38 per share, and that amount was accordingly subtracted from the price of the Company’s stock when the NYSE opened for trading on October 10, 2000.

      On March 15, 2002, the closing sale price of the Company’s common stock on the NYSE was $28.75.

Dividends

      The Company paid aggregate annual cash dividends to holders of the Common Stock of $0.08 per share in each of 2001 and 2000, and $0.02 per share in 1999. Although the Company has paid dividends in the past, there can be no assurance that such practice will continue in the future.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the notes related thereto included elsewhere herein. The statement of operations data with respect to the years ended December 31, 2001, 2000, and 1999 and the balance sheet data as of December 31, 2001 and 2000 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of operations data with respect to the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenues(1)	$868,411	$880,830	$750,412	$392,181	$296,977
Operating expenses	702,423	638,603	589,588	286,973	215,941
Corporate expense	18,793	25,115	16,361	6,569	6,514
Depreciation and amortization	29,619	51,783	49,368	38,893	28,732
Impairment losses	500	6,455	7,162	10,238	—

Operating profit	117,076	158,874	87,933	49,508	45,790
Other (expense) income	(4,002)	8,046	32,910	31,921	41,982

Income from continuing operations before income taxes and minority interest	113,074	166,920	120,843	81,429	87,772
Income tax expense	42,345	56,643	23,961	36,180	37,971

Income from continuing operations before minority interest	70,729	110,277	96,882	45,249	49,801
Minority interest	524	9,954	19,243	19,117	18,401

Income from continuing operations	70,205	100,323	77,639	26,132	31,400
Income from discontinued operations(2)	—	—	5,364	2,706	4,053
Gain on sale of discontinued operations(2)	—	—	41,354	—	—

Net income	$70,205	$100,323	$124,357	$28,838	$35,453

Per Share Data:
Basic
Income from continuing operations	$0.87	$1.18	$0.89	$0.29	$0.34
Earnings from discontinued operations(2)	—	—	0.06	0.03	0.05
Gain on the sale of discontinued operations(2)	—	—	0.47	—	—

Net income	$0.87	1.18	$1.42	$0.32	$0.39

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Diluted
Income from continuing operations	$0.83	$1.15	$0.88	$0.28	$0.34
Earnings from discontinued operations(2)	—	—	0.06	0.03	0.04
Gain on the sale of discontinued operations(2)	—	—	0.46	—	—

Net income	$0.83	$1.15	$1.40	$0.31	$0.38

Dividends paid	$0.08	0.08	0.02	0.08	0.07
Special distribution(3)	—	—	—	—	3.67
FLA spin-off(4)	$—	4.64	—	—	—

	Year Ended December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Investment in real estate	$736,734	$562,181	$826,277	$616,435	$458,654
Cash and investments(5)	205,715	203,429	330,045	305,395	516,422
Property, plant & equipment, net	49,826	59,665	385,777	360,817	356,854
Total assets	1,340,559	1,115,021	1,821,627	1,604,269	1,536,768
Total stockholders’ equity	518,073	569,084	940,854	883,297	906,804
EBITDA (Gross) Excluding One-time Items(6)	162,914	235,093	186,933	136,428	120,578
EBITDA(Net) Excluding One-time Items(6)	$162,182	$203,399	$134,986	$91,960	$82,040

(1)	Operating revenues includes real estate revenues from brokerage commissions on sales of real estate, property sales, rental revenue and management service fees sales, timber sales and transportation revenues. Net operating results of the sugar segment is shown separately as income from discontinued operations for all years presented.

(2)	Net operating results of the sugar segment is shown separately as income (loss) from discontinued operations for all years presented.

(3)	Approximately $359.3 million of proceeds from the sales of the communications segment, linerboard mill and container plants were held in special accounts during 1996. A special distribution of a portion of the net proceeds of the sales of $3.33 per share was paid on March 25, 1997, for stockholders of record on March 21, 1997. The Company made a special distribution of the remaining net proceeds of $.34 per share on December 30, 1997 to stockholders of record on December 19, 1997.

(4)	On October 9, 2000 the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). To effect the distribution, the company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed prorata to the Company’s shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company’s shareholders received 0.23103369 of a share of FLA.B common stock.

(5)	Includes cash, cash equivalents, marketable securities and short-term investments.

(6)	The Company uses a supplemental performance measure along with net income to report its operating results. This measure is Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, the Company believes that EBITDA provides relevant information about its operations and along with net income, is useful in understanding its operating results. Depreciation, amortization, interest expense and all income taxes are excluded from EBITDA (Gross) as well as gains on sales of discontinued operations and gains on the sale of non-strategic land and other assets. Earnings from discontinued operations have been included in EBITDA. Certain impairment losses and other one-time charges have been excluded from EBITDA. EBITDA (Net) is calculated the same as EBITDA (Gross) except that the 46% non-Company owned portion of FECI’s and the 26% non-Company owned portion of St. Joe/ Arvida’s, pre-tax income, depreciation, amortization and interest are deducted from EBITDA (Gross).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis contains forward-looking statements, including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, as well as trends and uncertainties that could affect our results. These statements are subject to risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For additional information concerning these factors and related matters see “Risk Factors” in Item 1 of this Report.

Critical Accounting Policies and Estimates

      The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally we evaluate these results on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies reflect the Company’s more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Investment in real estate. Costs associated with a specific real estate project are capitalized once we determine that a real estate project is economically viable. The Company capitalizes external and internal costs, directly associated with the development and construction of identified real estate projects. Indirect costs, such as internal costs of a project field office, that clearly relate to a specific project under development are also capitalized. We capitalize interest, up to an amount not to exceed total interest expense, and real estate taxes on real estate projects while under development. If we determine not to complete a project, any costs previously capitalized are expensed.

      Residential real estate inventory and cost of sales. Real estate inventories include land and common development costs such as roads, sewers, and amenities. A portion of real estate inventory and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. Estimates of costs to complete for sold homes are recorded at the time of closing. Estimates of sales values or costs to complete may differ from actual results.

      Revenue recognition — percentage-of-completion. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” revenue for multi-family residences under construction is recognized on the percentage-of-completion method when 1) construction is beyond a preliminary stage, 2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, 3) sufficient units have already been sold to assure that the entire property will not revert to rental property, 4) sales price is assured and 5) costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

      Impairment of long-lived assets and goodwill. Real estate investments, other long-lived assets, and goodwill are carried at the lower of cost or fair value. Whenever events or circumstances indicate that the carrying value of long-lived assets and goodwill may not be recoverable, the carrying amount of the asset is compared to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If management’s estimate of the future cash flows differs from actual cash flows, the asset’s recorded amount could be different than its fair value.

Impact of Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142.

      As a result of FAS 142, the Company will cease amortizing $143.4 million of goodwill; the Company had recorded approximately $9.0 million of amortization on these amounts during 2001 and would have recorded approximately $9.5 million of amortization in 2002. In lieu of amortization, the Company is required to perform an initial impairment review of all goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial reviews during the first quarter of 2002.

      Management does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that an impairment charge will not be recorded.

      In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 addresses issues relating to the implementation of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“FAS 121”) and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that 1) can be distinguished from the rest of the entity and 2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

      The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

     Results of Operations

      On October 9, 2000, the Company distributed to its shareholders all of its equity interest in FLA. To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed pro-rata to the Company’s shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company’s shareholders received 0.23103369 of a share of FLA.B common stock. The Company did not retain any equity interest in FLA after the spin-off was completed.

      At the closing of the transaction, various service agreements between the Company and FLA’s wholly owned subsidiary FDC, formerly known as Gran Central Corporation, became effective. Under the terms of these agreements, which will generally extend through October 2003, FDC retained the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of FDC. The terms of these agreements were approved by both the Company’s and FLA’s Boards of Directors, and in the judgment of the boards, reflected terms and conditions typically found in today’s marketplace in agreements between unrelated parties.

      The Company reports revenues from community residential development sales, residential real estate services, land sales, commercial real estate development and services, timber sales, and transportation operations as operating revenues. Real estate revenues are generated from brokerage commissions from sales of real estate, property sales, rental revenues and service fees from management of commercial properties. The Company also reports its equity in earnings of unconsolidated affiliates as operating revenues.

     Results for 2001 Compared to 2000

      Revenues decreased $12.4 million, or 1% from $880.8 million in 2000 to $868.4 million in 2001, primarily due to FLA operations being included through October 9, 2000 and not in 2001. Community residential development revenues increased $97.4 million to $263.6 million compared to $166.2 million in 2000 due to increased sales activity primarily in northwest Florida. Residential real estate services revenue increased

$20.3 million to $277.3 million in 2001, compared to the $257.0 million earned in 2000 primarily due to increased brokerage, title and mortgage transactions. Land sales from St. Joe Land Company, which includes the sale of conservation lands, decreased $29.4 million to $76.2 million in 2001 as compared to $105.6 million in 2000, primarily due to a large conservation land sale occurring in 2000. Commercial real estate development and services revenues increased $64.4 million to $210.8 million in 2001, compared to $146.4 million in 2000, due to an increase in real estate asset sales and rental revenues, partially offset by FDC operations included through October 9, 2000. Forestry revenues increased $1.3 million to $37.3 million compared to $36.0 million in 2000, primarily due to increased harvest volume. Transportation revenues decreased $165.9 million to $1.8 million from $167.7 million in 2000, primarily due to FLA operations being included through October 9, 2000. Revenues not attributable to a particular segment were $1.4 million in 2001 as compared to $1.9 million in 2000.

      Operating expenses for all segments totaled $702.4 million, an increase of $63.8 million, or 10.0% from $638.6 million in 2000. Operating expenses in the community residential development segment increased $92.7 million to $213.5 million for 2001 as compared to $120.8 million in 2000, due to increased sales activity. Operating expenses in the residential real estate services segment increased $13.9 million to $252.9 million compared to $239.0 million in 2000, primarily due to higher commissions and other variable expenses resulting from increased brokerage transactions. Land sales had operating expenses of $12.6 million for 2001 and 2000, mostly from cost of property sold. Commercial real estate development and services operating expenses increased $76.2 million, to $191.9 million primarily due to an increase in the cost of real estate asset sales associated with increased revenues, partially offset by FDC operating expenses, which were included through October 9, 2000. Forestry’s operating expenses increased $4.9 million to $26.5 million, primarily due to increased harvest volume. Transportation operating expenses decreased $123.5 million to $3.6 million, primarily as a result of FLA operations being included through October 9, 2000. There were $1.4 million and $1.8 million in operating expenses in 2001 and 2000 not attributable to any particular segment, respectively.

      Corporate expense, which represents corporate general and administrative expenses, decreased $6.3 million, or 25% to $18.8 million from $25.1 million in 2000. The decrease is primarily due to costs totaling $5.5 million incurred by the Company in 2000 relating to the spin-off of FLA. In addition, included in 2001 corporate expense is prepaid pension income of $11.6 million compared to $11.1 million in 2000.

      Depreciation and amortization decreased $22.2 million, or 43% to $29.6 million. The decrease is primarily due to the inclusion of FLA operations through October 9, 2000, partially offset by an increase in depreciation and amortization resulting from expenditures for commercial and residential operating property and acquisitions.

      The Company recorded an impairment loss of $0.5 million in 2001 as compared to impairment losses totaling $6.5 million in 2000. The 2001 impairment loss was related to a commercial property. In 2000, an impairment loss in the amount of $3.4 million was recorded related to the Company’s transportation operation ANRR. Also in 2000, FLA wrote-off goodwill totaling $3.1 million related to its trucking subsidiary.

      Other (expense) income was $(4.0) million in 2001 compared to $8.0 million in 2000. Other (expense) income is made up of investment income, interest expense, gains on valuation of derivatives, gains on sales and dispositions of assets and other income. Investment income decreased to $7.8 million in 2001 compared to $13.8 million in 2000, primarily due to the inclusion of FLA operations through October 9, 2000. Interest expense increased $5.7 million to $18.1 million in 2001 compared to $12.4 million in 2000, primarily due to borrowings on the Company’s senior revolving credit facility and new mortgages on commercial property. The Company recorded no gains on sales and dispositions of assets in 2001, as compared to $1.7 million in 2000. Other income was $6.3 million in 2001 as compared to $5.0 million in 2000. Other income for 2001 includes a $4.0 million gain on valuation of derivatives.

      Income tax expense on continuing operations totaled $42.3 million in 2001 as compared to $56.6 million for 2000. The Company’s effective tax rate for 2001 is 37%. As a result of the FLA spin-off the Company reversed its deferred tax liability previously recorded on the undistributed earnings of FLA and consequently, a deferred income tax benefit of $8.9 million was recorded in its 2000 operations. Excluding the $8.9 million, the Company’s effective tax rate was 39% in 2000.

      Net income for 2001 was $70.2 million or $0.83 per diluted share compared to $100.3 million, or $1.15 per diluted share in 2000.

     Results for 2000 Compared to 1999

      Revenues increased $130.4 million, or 17.4% from $750.4 million in 1999 to $880.8 million in 2000. Community residential development revenues increased $50.8 million to $166.2 million compared to $115.4 million in 1999 due to increased sales activity primarily in northwest Florida. Residential real estate services revenue increased $47.5 million to $257.0 million in 2000, compared to the $209.5 million earned in 1999 due to increased brokerage transactions. Land sales from St. Joe Land Company increased $101.7 million to $105.6 million in 2000 as compared to $3.9 million in 1999. Commercial real estate development and services revenues decreased $48.1 million to $146.4 million, due to FDC operations through October 9, 2000. Forestry revenues increased $7.9 million to $36.0 million compared to $28.1 million in 1999, primarily due to increased lump sum bid timber sales. Transportation revenues decreased $33.5 million to $167.7 million from $201.2 million in 1999 due to FLA operations being included only through October 9, 2000, the effective date of the FLA spin-off. Revenues not attributable to a particular segment were $1.9 million in 2000 as compared to a loss of $2.2 million recorded on an investment in an unconsolidated affiliate which are not attributable to a particular segment in 1999.

      Operating expenses for all segments totaled $638.6 million, an increase of $49.0 million, or 8.0% from $589.6 million in 1999. Operating expenses in the community residential development segment increased $44.7 million to $120.8 million for 2000 as compared to $76.1 million in 1999, due to increased sales activity. Operating expenses in the residential real estate services segment increased $42.1 million to $239.0 million compared to $196.9 million in 1999. Land sales had operating expenses of $12.6 million, mostly from cost of property sold. Commercial real estate development and services operating expenses decreased $25.1 million, to $115.7 million primarily due to FDC operating expenses being included for a partial year. Forestry’s operating expenses increased $3.2 million to $21.6 million. Transportation operating expenses decreased $29.8 million to $127.1 million as a result of FLA being included for a partial year. Operating expenses for 1999 included special charges of $8.2 million and increased costs due to a new management team being put in place at FLA. There were $1.8 million and $(0.3) million in operating expenses in 2000 and 1999 not attributable to any particular segment, respectively.

      Corporate expense, which represents corporate general and administrative expenses, increased $8.7 million, or 53.0% to $25.1 million from $16.4 million in 1999. In 2000 there were costs incurred by the Company totaling $5.5 million relating to the spin-off of FLA compared to $1.0 million of spin-off related costs incurred in 1999. Prepaid pension income of $11.1 million is included in 2000 corporate expense, compared to $10.8 million in 1999. The remainder of the increase is primarily due to increased employee salaries and benefits.

      Depreciation and amortization increased $2.4 million, or 4.9% to $51.8 million, the majority of the increase pertaining to increased amortization of goodwill.

      The Company recorded impairment losses totaling of $6.5 million in 2000, as compared to $7.2 million in 1999. In 2000, an impairment loss in the amount of $3.4 million was recorded related to the Company’s transportation operation, ANRR. Also in 2000, FLA wrote-off goodwill totaling $3.1 million related to its trucking subsidiary. The 1999 impairments related to an investment in a company involved in the entertainment industry of $5.2 million and a $2.0 million note receivable of FLA’s subsidiaries.

      Other income was $8.0 million in 2000, compared to $32.9 million in 1999. Other income is made up of investment income, interest expense, gains on sales and dispositions of assets and other income. Investment income was $13.8 million in 2000 compared to $13.0 million in 1999, the increase resulting from higher investment yields. Interest expense was $12.4 million in 2000 compared to $2.9 million in 1999 due the borrowings on the Company’s revolving credit facility. Gain on sales and dispositions of assets were $1.7 million in 2000 compared to $15.4 million in 1999, resulting primarily from a 1999 timberland sale which had a net gain of $8.7 million. Other income was $5.0 million in 2000 as compared to $7.4 million in 1999.

      Income tax expense on continuing operations totaled $56.6 million in 2000 as compared to $24.0 million for 1999. As a result of the FLA spin-off the Company reversed its deferred tax liability previously recorded on the undistributed earnings of FLA and consequently, a deferred income tax benefit of $8.9 million was recorded in its 2000 operations. Excluding the $8.9 million, the Company’s effective tax rate would be 39% in 2000. During 1999, the Company recorded a $26.8 million deferred income tax benefit related to the excise tax on its pension surplus. In 1996, the Company sold the majority of its paper operations, which resulted in a substantial reduction in employees. Management, at the time, determined that the over-funded status of the pension plans would probably not be realized other than by a plan termination and reversion of assets. Since 1996, the Company had recorded deferred income tax expense on its pension surplus at the statutory rate plus a 50% excise tax that would be imposed if the company were to liquidate its pension plans and revert the assets back to the Company. In light of events, including several acquisitions, which significantly increased the number of participants in the pension plan, along with plan modifications and the Company’s growth strategy, management reevaluated how the pension plan surplus could be utilized. Management believes it is probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in its 1999 operations. Income taxes on the change in pension surplus will be recorded at the statutory rate in future periods. Excluding the $26.8 million deferred income tax benefit relating to the pension plan reversal, income tax expense for 1999 would have been $50.8 million for an effective rate of 42%.

      Net income for 2000 was $100.3 million or $1.15 per diluted share compared to $124.4 million, or $1.40 per diluted share in 1999. Results for 1999 included income from discontinued operations of the discontinued sugar operation of $5.4 million. Also included in 1999 was the $41.4 million gain on the disposition of the sugar operations assets.

     Discontinued Operations

      The Company recognized $71.8 million in gain ($41.4 million, net of taxes) in 1999, on the combined sale of the land and farming rights.

      As a result of the sale of Talisman in 1999, sugar operations are reported as a discontinued operation for 1999. Revenues for sugar in 1999 were $44.0 million. Related operating expenses were $35.0 million and net income was $5.4 million in 1999.

     Segment Results of Operations

     Community Residential Development

	Years Ended December 31,

	2001	2000	1999

	(In millions)
Revenues	$263.6	$166.2	$115.4
Operating expenses	213.5	120.8	76.1
Depreciation and amortization	2.0	0.3	(0.5)
Other income (expense)	0.4	0.5	(0.2)
Pretax income from continuing operations	48.5	45.6	39.6
EBITDA, gross	54.7	47.3	39.7
EBITDA, net	54.0	47.2	40.3

      The Company’s community residential development operations currently consist of its residential development activities on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”) and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded on the equity method of accounting for investments. These two partnerships are developing approximately 20 communities in various stages of planning and execution primarily focused in northwest, northeast and central Florida. The Company has also formed two 50/50 joint ventures with an unrelated third party to develop a residential community in Palm Beach County, Florida and one near Tampa, Florida.

     Results for 2001 compared to 2000

      Total revenues increased $97.4 million or 58.6% in 2001, to $263.6 million. Operating expenses, including cost of sales and administrative expenses increased $92.7 million or 76.7% in 2001 to $213.5 million.

      Sales of homes and home sites totaled $235.6 million with related costs of sales of $173.4 million during 2001 as compared to sales of $138.4 million in 2000 with related cost of sales of $97.2 million. Following is a detail of activity by development:

	Year Ended December 31, 2001				Year Ended December 31, 2000

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	sales	Profit	Units(a)	Revenues	sales	Profit

	(Dollars in millions)
Northwest Florida:
WaterColor	91	$52.7	$28.3	$24.4	75	$36.9	$16.6	$20.3
WaterSound	44	14.1	5.9	8.2	—	—	—	—
Summerwood	58	8.9	7.8	1.1	46	6.4	5.6	0.8
Woodrun	20	1.2	1.1	0.1	21	2.8	2.7	0.1
SouthWood	96	10.3	7.8	2.5	—	—	—	—
Retreat	—	—	—	—	8	3.2	0.2	3.0
Driftwood	3	0.4	0.1	0.3	24	3.0	0.6	2.4
Camp Creek Point	—	—	—	—	1	0.6	0.1	0.5
The Hammocks	42	5.4	4.7	0.7	—	—	—	—
WindMark Beach	20	4.0	1.2	2.8	—	—	—	—
Other Bay County	14	0.4	0.1	0.3	11	0.6	0.2	0.4
Northeast Florida:
James Island	76	24.7	21.3	3.4	94	27.7	24.8	2.9
RiverTown	8	3.0	0.2	2.8	15	4.9	0.8	4.1
St. Johns Golf & Country Club	135	22.5	18.1	4.4	—	—	—	—
Hampton Park	1	0.3	0.2	0.1	—	—	—	—
Central Florida:
Victoria Park	27	3.4	2.5	0.9	—	—	—	—
North Carolina and South Carolina:
Saussy Burbank	397	84.3	74.1	10.2	254	52.3	45.6	6.7

Total	1,032	$235.6	$173.4	$62.2	549	$138.4	$97.2	$41.2

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

      During 2001, there were 50 lots, 34 multi-family units and 7 single-family units closed at WaterColor, generating gross profit of $24.4 million, compared to 66 lots and 9 multi-family units closed during 2000, generating a gross profit of $20.3 million. The average price of a lot sold in 2001 was $376,000, including 11 Gulf-front lots which sold for an average of $853,000 each. The average price of a lot sold in 2000 was $335,000, including three Gulf-front lots which sold for an average of $1,228,000 each. The average price for a multi-family unit sale in 2001 was $825,000, compared to $402,000 in 2000. Included in 2001 were 16 beachside condominiums with an average price of $1,254,000. Revenue and costs of sales associated with multi-family housing units are recognized using the percentage of completion method of accounting. During 2001, $27.9 million of revenue was recognized using the percentage of completion method, compared to $14.8 million in 2000.

      Other revenues for the community residential development segment included management fees and rental income of $4.1 million with related costs of $7.4 million in 2001 as compared to $0.6 million in revenues and $4.4 million in related costs in 2000. The increase was primarily due to club operations in northwest Florida. In 2000, the Company recorded revenue from land sales in northwest Florida of $10.1 with related costs of $3.8. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $32.7 million during 2001 as compared to $15.4 million in 2000. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

      Income from the Company’s investment in Arvida/ JMB, which is included in operating revenues, was $24.0 million for 2001, as compared to $16.1 million in 2000. The Company also recognized a loss from other joint ventures of $(0.1) million during 2001, compared to income of $1.0 million during 2000.

      Management believes demand will continue at or better than historical levels over the near term for its community residential developments.

     Results for 2000 compared to 1999

      Total revenues increased $50.8 million, or 44.0% in 2000, to $166.2 million. Operating expenses, including cost of sales and administrative expenses increased $44.7 million, or 58.7% in 2000 to $120.8 million.

      Sales of homes and home sites totaled $138.4 million with related costs of sales of $97.2 million during 2000 as compared to sales of $96.0 million in 1999 with related cost of sales of $61.7 million. Following is a detail of activity by development:

	Year Ended December 31, 2000				Year Ended December 31, 1999

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	sales	Profit	Units(a)	Revenues	sales	Profit

	(Dollars in millions)
Northwest Florida:
WaterColor	75	$36.9	$16.6	$20.3	—	$—	$—	$—
Retreat	8	3.2	0.2	3.0	82	34.5	8.8	25.7
Driftwood	24	3.0	0.6	2.4	—	—	—	—
Other northwest Florida	79	10.4	8.6	1.8	55	10.8	6.4	4.4
Northeast Florida:
James Island	94	27.7	24.8	2.9	51	14.2	13.1	1.1
RiverTown	15	4.9	0.8	4.1	—	—	—	—
North Carolina and South Carolina:
Saussy Burbank	254	52.3	45.6	6.7	180	36.5	33.4	3.1

Total	549	$138.4	$97.2	$41.2	368	$96.0	$61.7	$34.3

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

      In 2000, the Company recorded land sales in northwest Florida totaling $10.1 million in revenues with related cost of sales of $3.8 million. The community residential development segment recorded no land sales in 1999. Other revenues from management fees and rental income totaled $0.6 million with related costs of $4.4 million in 2000 as compared to $1.6 million in revenues and $1.3 million in related costs in 1999. Other operating expenses include noncapitalizable administrative costs, marketing costs, deal pursuit costs, and predevelopment cost related to community development totaled $15.4 million in 2000 as compared to $13.1 million in 1999.

      Income from the Company’s investment in Arvida/ JMB, which was included in operating revenues, was $16.1 million in 2000, as compared to $17.8 million in 1999. During 2000, the Company also had income from other joint ventures of $1.0 million compared with $0.3 million during 1999.

     Residential Real Estate Services

	Years Ended December 31,

	2001	2000	1999

	(In millions)
Revenues	$277.3	$257.0	$209.5
Operating expenses	252.9	239.0	196.9
Depreciation and amortization	8.3	7.2	5.5
Other income	1.8	1.9	0.5
Pretax income from continuing operations	17.9	12.7	7.6
EBITDA, net	27.0	20.3	14.0

      The residential real estate services segment is comprised of the operation of the Company’s Arvida Realty Services subsidiary (“ARS”). ARS provides a complete array of real estate brokerage services, including residential real estate sales, relocation and referral, asset management, mortgage and title services, annual and seasonal rentals and international real estate marketing. The operations of ARS are seasonal with the volume of transactions increasing in the spring and summer.

      During the first quarter of 2001, ARS began originating mortgage loans, including underwriting and closing loans and selling them on the secondary market. Also during the first quarter, ARS entered into a $30.0 million warehouse line of credit, which has subsequently been increased to $50.0 million, secured by certain of its first and second mortgages.

     Results for 2001 compared to 2000

      Residential real estate services revenues were $277.3 million in 2001, a 7.9% increase over the $257.0 million of revenues in 2000, primarily due to increases in brokerage, title and mortgage transactions. Realty brokerage revenues in 2001 were attributable to 36,670 closed units as compared to 35,893 closed units in 2000. The average home sales price for 2001 increased to $211,000 as compared to $209,000 in 2000. During 2001, ARS processed $542 million in mortgage loans, compared to $350 million in 2000.

      Operating expenses were $252.9 million in 2001, a 5.8% increase over 2000 operating expenses of $239.0 million. Operating expenses represent commissions paid on real estate transactions, underwriting fees on title policies, costs associated with processing, underwriting and secondary marketing of mortgage loans, and administrative expenses of the ARS operation. Operating expenses were 91.2% of revenues in 2001, as compared to 93.0% in 2000.

      Management believes, based on current listing trends, revenues for this segment in the near term will be consistent with or better than historical results.

     Results for 2000 compared to 1999

      Residential real estate services revenues were $257.0 million in 2000, a 22.7% increase over the $209.5 million of revenues in 1999. Realty brokerage revenues in 2000 were attributable to 35,893 closed units as compared to 34,526 closed units in 1999. The average home sales price for 2000 increased to $209,000 as compared to $190,000 in 1999.

      Operating expenses were $239.0 million in 2000, a 21.4% increase over 1999 operating expenses of $196.9 million. Included in 1999 operating expenses were $2.2 million of conversion expenses related to the operation’s name change from Prudential Florida Realty to ARS in March of 1999. Operating expenses were 93.0% of revenues in 2000, as compared to 94.0% in 1999.

     Land Sales

	Years Ended December 31,

	2001	2000	1999

	(In millions)
Revenues	$76.2	$105.6	$3.9
Operating expenses	12.6	12.6	0.8
Depreciation and amortization	0.1	0.1	—
Other income	0.3	0.7	—
Pretax income from continuing operations	63.8	93.6	3.1
EBITDA, net	63.9	93.6	3.1

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

      The Company is also in the process of introducing a new product called RiverCamps. These are planned settlements in a rustic setting, supplemented with amenities that may include docks, pools, tennis courts and community river houses, with most lots planned to be located on or near waterfront property. The concept envisions home sites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, hunting, boating, hiking, and horseback riding. Potential sites being evaluated, all of which have water access, range in size from 1,500 to 7,500 acres.

     Results for 2001 compared to 2000

      During 2001, the land sales division, excluding conservation lands, had revenues of $51.7 million, which represented sales of 169 parcels totaling 26,549 acres at an average price of $1,947 per acre. During 2000, the land sales division, excluding conservation lands, had revenues of $58.8 million, which represented sales of 132 parcels totaling 27,289 acres at an average price of $2,048 per acre.

      Gross profit resulting from land sales, excluding conservation lands, totaled $45.7 million, or 88% of total revenue, for 2001, as compared to $51.3 million, or 87% of total revenue, for 2000.

      During 2001, the Company sold a total of 18,070 acres of conservation land for $24.4 million at an average price of $1,351 per acre as follows: a 10,681-acre area called Snipe Island in Taylor County to the State of Florida for approximately $10.0 million, a 372-acre parcel near Toreya State Park in Florida for approximately $653,000, a 1,011-acre parcel in Bay County called Hobbs Pasture to the Northwest Florida Water Management District for $3.6 million, a 3,406-acre parcel in East Bay Apalachicola in Franklin County to the state of Florida for $6.4 million with the assistance of The Nature Conservancy, and a 2,600-acre area in Devil’s Swamp in Walton County, Florida to the Northwest Florida Water Management District for $3.7 million.

      During 2000, the Company sold 24,310 acres of conservation land for $46.8 million at an average price of $1,927 per acre. The Company sold 8,867 acres of conservation land to the state of Florida for $16.3 million with a gross profit of $15.3 million. .This wildlife management area sale was designed to protect 10 miles along the Wacissa River located in Jefferson County, Florida. The Company sold 15,443 acres in southwest Georgia to The Nature Conservancy for $30.5 million with a gross profit of $28.9 million. The land, known as the Chickasawhatchee Swamp, is near Albany, Georgia, and was conveyed to the Georgia Department of Natural Resources to be used as a wildlife management area.

      Gross profit resulting from conservation land sales totaled $22.7 million, or 93% of total revenue, for 2001, compared to $44.1 million, or 94% of total revenue, 2000.

      Land sales may not continue at historical levels due to the several large-acre sales in 2001 and 2000, which may not be duplicated. Additionally, no assurance can be given that conservation land sales will continue at historical levels because of potential declines in government spending on acquisition of conservation lands.

     Results for 2000 compared to 1999

      During 2000, the land sales division, excluding conservation lands, had revenues of $58.8 million, which represented sales of 132 parcels totaling 27,289 acres at an average price of $2,048 per acre. During 1999, the land sales division had revenues of $3.9 million, representing sales of 19 parcels totaling 1,018 acres at an average price of $3,831 per acre.

      Gross profit resulting from land sales, excluding conservation lands, totaled $51.3 million, or 87% of total revenue, for 2000, as compared to $3.6 million, or 95% of total revenue, for 1999.

      During 2000, the Company sold 24,310 acres of conservation land for $46.8 million at an average price of $1,927 per acre. Gross profit resulting from conservation land sales totaled $44.1 million, or 94% of total revenue, for 2000. There were no conservation land sales in 1999.

     Commercial Real Estate Development and Services

	Years Ended December 31,

	2001	2000	1999

	(In millions)
Revenues	$210.8	$146.4	$194.5
Operating expenses	191.9	115.7	140.8
Depreciation and amortization	10.0	20.9	18.9
Impairment loss	0.5	—	—
Other income (expense)	(3.3)	(0.3)	—
Pretax income (loss) from continuing operations	5.1	9.5	34.8
EBITDA, gross	18.8	31.5	54.1
EBITDA, net	18.7	17.9	30.3

      Operations of the commercial real estate development and services segment include the development and acquisitions of St. Joe properties (“St. Joe Commercial”), development and management of the FDC real estate portfolio, the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. (“CGI”). Until October 9, 2000, the Company owned 54% of FLA and FDC, which is the wholly owned real estate subsidiary of FLA.

     Results for 2001 compared to 2000

      Revenues contributed by FLA operations for 2000 totaled $49.5 million. Pretax income from continuing operations in 2000 from FLA was $14.5 million and EBITDA, net from FLA for 2000 was $15.8 million.

      During 2001, St. Joe Commercial realized $132.2 million in revenue from real estate sales. On April 12, 2001, St. Joe Commercial sold the NCCI center, a 310,000-square-foot building it had developed through CGI in Boca Raton, Florida, for $52.5 million, a pretax gain of approximately $4.4 million. Also in April, St. Joe Commercial sold two Texas properties. The combined sales proceeds from the sale of the 3001 Knox Street parcel in Dallas and the 1200 Post Oak property in Houston was approximately $12.5 million, for a combined pretax gain of $0.6 million. On October 11, 2001, St. Joe Commercial sold the 160,000-square-foot facility it developed through CGI for IBM Corporation at Beacon Square in Boca Raton, Florida, for $33.8 million, or a pretax gain of approximately $5.7 million. Other land sales during 2001, primarily representing sales of Texas real estate, totaled $33.4 million, with a pretax gain of $2.9 million. The total cost of revenue from real estate sales was $118.6 million.

      In the first quarter of 2000, St. Joe Commercial sold the Homeside Lending building in Jacksonville, Florida for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain. Other real estate sales in 2000 totaled $4.2 million with cost of sales of $5.6 million. Through October 9, 2000, FDC sold real estate properties for gross proceeds of $6.7 million with cost of sales of $2.5 million.

      Revenues generated from rental operations in 2001 are from St. Joe Commercial owned properties only. Rental revenues generated from rental operations in 2000 are made up of rental from St. Joe Commercial owned operating properties for the entire year and rental from FDC operating properties and FECR owned rental properties through October 9, 2000.

      Rental revenues generated by St. Joe Commercial owned operating properties were $20.2 million in 2001 compared to $10.4 million in 2000, while operating expenses relating to these revenues were $7.8 million and $4.3 million, respectively. As of December 31, 2001, St. Joe Commercial had interests in, either wholly owned or through partnerships, 18 operating properties with 2.4 million total rentable square feet in service. Approximately 0.4 million square feet of office space is in predevelopment or under construction as of December 31, 2001.

      Rental revenues less operating expenses from commercial income producing properties owned by the Company during the year is presented in the table below.

		Net Operating			Percentage
		Income		Net	Leased at
				Rentable	December 31,
	Location	2001	2000	Square Feet	2001

		(In millions)
Harbourside	Clearwater, FL	$1.3	$1.6	147,000	81%
Prestige Place I and II	Clearwater, FL	1.4	1.4	143,000	89
Lakeview	Tampa, FL	1.3	0.9	125,000	90
Palm Court	Tampa, FL	0.6	0.3	62,000	93
Westside Corporate Center	Plantation, FL	1.0	0.3	100,000	85
280 Interstate North	Atlanta, GA	1.4	—	126,000	92
Southhall Center	Orlando, FL	1.6	—	155,000	95
1133 20th Street	Washington, DC	0.9	—	119,000	99
1750 K Street	Washington, DC	0.1	—	152,470	96
Westchase Corporate Center	Houston, TX	1.4	0.3	184,259	83
1200 Post Oak	Houston, TX	—	0.1	107,000	(a )
Park Center	Panama City, FL	0.2	0.2	22,210	81
NCCI	Boca Raton, FL	1.4	1.0	310,000	(a )
Other		(0.2)	—

		$12.4	$6.1

(a)	These properties were sold prior to 2001.

      Rental revenues generated by FDC owned operating properties and FLA rental properties during 2000 were $42.8 million. Operating expenses on rental revenues, excluding depreciation were $14.9 million in 2000.

      Operating revenues generated from Advantis totaled $56.0 million in 2001 compared with $63.0 million in 2000, a decrease of 11% due to decreases in the revenues associated with construction contracts and brokerage services, partially offset by an increase in property management revenues. Advantis operating expenses, excluding depreciation, were $58.8 million during 2001 compared with $62.4 million in 2000, a decrease of 6%, primarily due to decreases in construction costs and brokerage related expenses, partially offset by an increase in property management expenses. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. For 2001, Advantis recorded a pretax loss of $5.2 million, compared to a pretax loss in 2000 of $1.4 million. In 2001, Advantis put in place a new management team and has instituted changes in its property management, recruiting and staffing. Management believes that, as a result of the management changes, operational changes, and an expected improvement in market conditions, that Advantis’ performance should improve in 2002.

      The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $0.2 million to the commercial real estate segment’s revenues during 2001 compared to $1.3 million in 2000. St. Joe Commercial also had management and development fees earned of $2.2 million 2001.

      General and administrative expenses for the commercial group, which are included in operating expenses, were $6.7 million in 2001 compared to $11.6 million in 2000. Of total general and administrative expenses for 2000, $8.4 million are St. Joe Commercial related and $3.2 million are related to FDC. The decrease at St. Joe Commercial is primarily due to a decrease in payroll costs.

      Depreciation and amortization was $10.0 million in 2001 compared to $20.9 million in 2000. Included in depreciation and amortization for 2000 was $14.2 million related to FDC. Excluding FDC operations, depreciation and amortization for St. Joe Commercial increased $3.3 million, primarily as a result of an increase in operating properties.

Results for 2000 compared to 1999

      Revenues contributed by FLA for 2000 were $49.5 million, compared to $126.7 million in 1999. Pretax income from continuing operations from FLA was $14.5 million in 2000, compared to $36.0 million in 1999. EBITDA, net from FLA was $15.8 million in 2000, compared to $27.9 million in 1999.

      In the first quarter of 2000, St. Joe Commercial sold the Homeside Lending building in Jacksonville, Florida for gross proceeds of $16.0 million and had cost of sales of approximately $14.4 million resulting in a $1.6 million pre-tax gain. Other land sales in 2000 totaled $4.2 million with cost of sales of $5.6 million. In 1999, St. Joe Commercial had land sales of $1.9 million with $1.9 million of gross profit.

      Revenues generated from rental operations in 2000 are from both St. Joe Commercial owned operating properties and through October 9, 2000, FDC operating properties and FECR owned rental properties.

      Rental revenues generated by St. Joe Commercial owned operating properties were $10.4 million in 2000, with operating expenses relating to these revenues of $4.3 million. St. Joe Commercial had $1.6 million of rental revenues in 1999 with $.5 million in operating expenses related to those revenues. As of December 31, 2000, St. Joe Commercial had interests in, either wholly owned or through partnerships, 12 operating properties with 1.7 million total rentable square feet in service. Approximately .6 million square feet of office space were in predevelopment or under construction as of December 31, 2000.

      Rental revenues generated by FDC and FLA operating properties through October 9, 2000 were $44.8 million, compared to $51.9 million for the full year of 1999. Operating expenses on rental revenues, excluding depreciation, was $14.9 million for 2000, compared to $17.8 million in 1999.

      Operating revenues generated from Advantis totaled $63.0 million in 2000, an increase of 6.6%, compared with $59.1 million in 1999. The increase was primarily due to an increase in office leasing transactions. Advantis expenses were $62.4 million in 2000, an increase of 10.2% compared to $56.6 million in 1999. The increase in operating expense was primarily due to increased brokerage commissions as well as increased office administration costs. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration, and construction costs.

      The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $1.3 million to the commercial real estate segment’s revenues during 2000 compared to $2.4 million in 1999. St. Joe Commercial also had management and development fees earned of $1.9 million in 1999.

      General and administrative expenses for the commercial group, which are included in operating expenses, were $11.6 million in 2000 compared to $10.0 million in 1999. Of total general and administrative expenses for 2000, $8.4 million are St. Joe Commercial related and $3.2 million are related to FDC. For 1999, St. Joe Commercial related expenses were $5.7 million and $4.3 million were related to FDC. The decrease at St. Joe Commercial is primarily due to lower payroll costs resulting from cost reduction measures implemented in 2000.

      Depreciation and amortization was $20.9 million in 2000 compared to $18.9 million in 1999 and is attributable to additional goodwill amortization of $1.2 million and additional depreciation on operating properties of $0.8 million. St. Joe Commercial’s increase in depreciation from the addition of operating properties totaled $2.1 million and was offset by a $1.3 million decrease in depreciation on FDC operating properties due to the partial year results in 2000.

     Forestry

	Years Ended December 31,

	2001	2000	1999

	(In millions)
Revenues	$37.3	$36.0	$28.1
Operating expenses	26.5	21.6	18.4
Depreciation and amortization	3.9	3.2	2.3
Other income (expense)	2.1	2.5	11.3
Pretax income (loss) from continuing operations	9.0	13.5	18.7
EBITDA, net	13.0	16.7	12.2

      During 2000, the Company’s major pulpwood customer, Florida Coast Paper Company, L.L.C. (“FCP”), filed for protection from its creditors in the Federal Bankruptcy Court for the District of Delaware. Pursuant to an order entered by the Bankruptcy Court, the amended fiber supply agreement between the Company and FPC was terminated, effective June 30, 2000. On July 1, 2000, a new fiber agreement with the surviving entity, Jefferson Smurfit (U.S.), also known as Smurfit-Stone Container Corporation went into effect. The agreement is for twelve years and it requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. Approximately 290,000 acres are encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

      During 2001, the Company purchased Sunshine State Cypress, a small cypress sawmill and mulch processing plant, for $5.5 million in cash.

      The Company intends to extend growing periods for certain portions of its timber and to sell such timber in the form of higher-margin products, which the Company anticipates will increase the long-term profitability of its forestry operations.

     Results for 2001 compared to 2000

      Total revenues for the forestry segment were $37.3 million in 2001, an increase of 3.6% compared to 2000 revenues of $36.0 million. Total sales under the Company’s fiber agreement with Smurfit-Stone Container Corporation, were $14.3 million (709,000 tons) in 2001 as compared to $16.5 million (682,000 tons) in 2000. The decrease in revenues is due to decreasing prices per the terms of the fiber supply agreement, partially offset by an increase in volume. Sales to other customers totaled $21.1 million (873,000 tons) in 2001 compared to $18.5 million (678,000 tons) in 2000. The increase in sales to other customers is due to an increase in volume, partially offset by a decrease in prices. The Company also realized $1.5 million in revenues in 2001 from Sunshine State Cypress. The forestry segment recorded revenues from land sales of $0.4 million in 2001, compared to $1.0 million in 2000.

      Operating expenses in 2001 increased $4.9 million, or 22.7%, to $26.5 million. Cost of sales, included in operating expenses, increased $4.5 million to $24.3 million compared to 2000 cost of sales of $19.8 million due to higher harvest volumes and the addition of cost of sales of $1.5 million from Sunshine State Cypress. Cost of sales as a percentage of sales were higher in 2001 than in 2000 due to the lump sum timber sales in 2000, which do not incur cut and haul charges. Other operating expenses were $2.2 million in 2001 and $1.8 million in 2000.

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

      Operating expenses in 2000 increased $3.2 million, or 11.4%, to $21.6 million. Cost of sales, included in operating expenses, increased $3.1 million, or 18.6%, to $19.8 million compared to 1999 due to higher harvest volumes. Cost of sales as a percentage of sales were lower in 2000 than in 1999, due to the lump sum timber sales in 2000, which do not incur cut and haul charges. Other operating expenses were $1.8 million in 2000 and $1.7 million in 1999.

     Transportation

	Years Ended December 31,

	2001	2000	1999

	(In millions)
Revenues	$1.8	$167.7	$201.2
Operating expenses	3.6	127.1	156.9
Depreciation and amortization	1.5	16.8	19.8
Impairment loss	—	6.4	—
Other income (expense)	—	3.0	1.1
Pretax income (loss) from continuing operations	(3.3)	20.4	25.6
EBITDA, gross	(1.9)	33.9	51.8
EBITDA, net	(1.9)	18.3	30.8

      The Company’s transportation operations consist of ANRR and, through October 9, 2000, the effective date of the spin-off of FLA, the operations of Florida East Coast Railway Company (“FEC”), International Transit, Inc. (“ITI”), and EPIK Communications Incorporated (“EPIK”), FLA’s telecommunications division.

     Results for 2001 compared to 2000

      ANRR’s operations reflect lost traffic from Seminole Electric Cooperative, Inc. (“Seminole”). Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe. Florida to Chattahoochee, Florida. ANRR subsequently filed suit to enforce the contract. ANRR’s workforce was reduced significantly, commensurate with the loss in traffic. In December 2000, ANRR settled the contract dispute with Seminole and received $10.0 million, which has been included in revenues in 2000.

      ANRR’s operating revenues decreased $11.0 million, or 85.9% to $1.8 million in 2001 as compared to $12.8 million in 2000. Included in 2000 operating revenues is the $10.0 million settlement received by ANRR from Seminole and contractual payments from Seminole of $0.6 million. ANRR’s operating expenses increased $0.6 million to $3.6 million in 2001 as compared to $3.0 million in 2000, primarily due to increased legal fees. In addition, the Company recorded a $3.4 million impairment loss in 2000 to reflect the current net realizable value of ANRR’s net assets. The Company is currently working to develop new commerce at Port St. Joe and along the ANRR line, which could utilize ANRR’s freight handling capacity. Unless new traffic materializes or material operating cost savings can be realized, management believes ANRR will continue to operate at a deficit.

      FLA’s transportation operating revenues were $154.9 million through October 9, 2000. FLA’s operating expenses were $124.1 million through October 9, 2000. Included in 2000 operating expenses are restructuring and other costs totaling $2.2 million associated with revamping ITI. In addition, FLA recorded a $3.1 million impairment loss related to the write-off of ITI’s goodwill.

      Depreciation expense for ANRR was $1.5 million and $2.1 million in 2001 and 2000, respectively. Depreciation expense for FLA was $14.7 million in 2000.

     Results for 2000 compared to 1999

      ANRR’s operating revenues increased $6.3 million, or 96.9% to $12.8 million in 2000 as compared to $6.5 million in 1999. Included in 2000 operating revenues is the $10.0 million settlement received by ANRR from Seminole and contractual payments from Seminole of $0.6 million. In 1999, included in the $6.5 million of revenues recorded by ANRR were contractual payments from Seminole of $4.5 million. ANRR’s operating expenses increased $5.6 million to $6.4 million in 2000 as compared to $4.5 million in 1999. The Company recorded a $3.4 million impairment loss in operating expenses in 2000 to reflect the current net realizable value of ANRR’s net assets.

      FLA’s transportation operating revenues were $154.9 million through October 9, 2000 compared to $194.6 million for the full year of 1999. FLA’s operating expenses were $124.1 million through October 9, 2000 as compared to $151.8 million in 1999. Included in 2000 operating expenses are restructuring and other costs totaling $2.2 million associated with revamping ITI. In addition, FLA recorded a $3.1 million impairment loss related to the write-off of ITI’s goodwill. Included in 1999 results was $8.2 million in special charges that FECR took in the second quarter of 1999 relating to a reorganization and workforce reduction in its railway operations.

Liquidity and Capital Resources

      The Company’s sources of cash are from its operations, investments and other liquid assets, sales of land holdings, borrowings from financial institutions and other debt. The Company uses cash for real estate development, construction and homebuilding and the repurchase of the Company’s common stock. The Company’s real estate development is dependent upon the availability of funds from operations, sales of land holdings, and/or from the availability of funds under the Company’s existing credit facilities and future debt borrowings.

      The ability of the Company to generate operating cash flows is directly related to the real estate market, primarily in Florida, and the economy in general. As a result of September 11, 2001, considerable economic and political uncertainties still exist and could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting the Company and the real estate industry in general. Real estate market conditions in the Company’s regions of development, particularly in northwest Florida, have generally remained healthy. After a downturn in the immediate aftermath of September 11, tourism in the northwest Florida region has rebounded primarily from drive-in markets. Long term prospects of job growth, coupled with strong in-migration population expansion, indicate that demand levels should be favorable over the next two to five years.

      In August 1998, in February 2000, and in May 2001, the Company’s Board of Directors authorized a total of $500 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). On December 6, 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods. The last of these agreements expired on September 6, 2001 and has not been renewed. As of December 31, 2001 the Company had repurchased 12,004,366 shares in the open market and 4,001,400 shares from the Trust. During 2001, $177.6 million of cash was used to repurchase shares. The Company’s intention is to repurchase between $100 million and $120 million of Company stock over the course of 2002. The Company’s spending to repurchase stock is discretionary at the Board and management’s direction.

      Net cash provided by operations in 2001 was $55.9 million. Included in cash flows from operations were expenditures of $229.5 million relating to its community residential development segment. Capital expenditures, other than community residential development expenditures, in 2001 were $223.4 million consisting of commercial property acquisitions and development, hospitality development, and other property, plant and equipment. The Company secured borrowings, collateralized by commercial property totaling $72.2 million during 2001. The Company expended $177.6 million in 2001 for the purchase of treasury stock.

      The Company borrowed a net $90.0 million of its $250.0 million revolving credit line during 2001 and the balance outstanding as of December 31, 2001 was $205,000. The $250 million credit facility matures March 30, 2004, as amended on February 4, 2002. This facility will be available for general corporate purposes, including repurchases of the Company’s outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions. The Company currently has adequate coverage under its financial covenants and is in compliance.

      On February 7, 2002, the Company issued in a private placement, a series of senior notes with an aggregate principal amount of $175.0 million. Maturities range from three to ten years. The notes bear a fixed rate of interest ranging from 5.64% — 7.37% and interest will be payable semiannually. Upon receipt of proceeds, the Company partially paid down its $250.0 million line of credit. The notes contain financial covenants similar to those in its $250.0 million line of credit.

      For 2000, net cash provided by operations was $2.6 million. Included in cash flows from operations were expenditures of $196.4 million relating to its community residential development segment. Capital expenditures, other than community residential development expenditures, in 2000 were $254.0 million consisting of building acquisitions, real estate development and FLA transportation and telecom expenditures. Excluding expenditures related to FLA, the Company expended $100.0 million, primarily for commercial acquisitions and development. During 2000, the Company borrowed $115 million, net of repayments, of its $250 million revolving credit agreement.

      Management believes that the financial condition of the Company is strong and that the Company’s cash, investments, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the continued investment in real estate developments. If the liquidity of the Company is not adequate to fund operating requirements, capital development, and stock repurchase, the Company has various alternatives to change its cash flow. The Company has no obligation to continue the repurchase program or maintain it at any particular level of purchase, the Company may alter the timing of its development projects and/or the Company may sell existing assets.

      To finance the construction of certain on-site infrastructure improvements at two of our projects, we have used community development district (“CDD”) bonds. The CDD raises funds through the issuance of generally tax-free bonds sold to investors. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements of the bond offerings. The amount of bond obligations that have been issued total $33.5 million at December 31, 2001, of which $18.9 million has been expended. Although the Company is not obligated directly to repay all of the bonds, we record a liability for future assessments which are fixed and determinable and will be levied against properties owned by the Company. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has accrued $2.9 million as of December 31, 2001 of this bond obligation.

      The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. The partnerships and joint ventures are not consolidated when the Company does not have control by voting rights and does not control the major decisions directly or indirectly of the partnership, but are recorded on either the equity method or cost method of accounting for unconsolidated affiliates. The Company’s employees do not benefit financially from these partnerships although they may serve as officers or directors of these partnerships. In connection with the operation of these partnerships and joint ventures, the partners may agree to make capital contributions from time to time. The Company believes that future contributions, if required, will not have a significant impact to the Company’s liquidity or financial position. At December 31, 2001, six of these partnerships had debt outstanding totaling $132.7 million. The Company is wholly or jointly and severally liable as guarantor on five of these credit obligations. The maximum amount of the debt guaranteed by the Company is $100.2 million and the outstanding balance at December 31, 2001 was $83.3 million.

     Forward Purchase Contract

      The Company has entered into a three-year forward sale transaction with a major financial institution that will lead to the ultimate disposition of its investments in equity securities. Under the forward sale agreement, the Company received approximately $111.1 million in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of these equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities are recorded at fair value on the balance sheet and the related unrealized gain, net of tax, is recorded in accumulated other comprehensive income. The Company recorded a liability in long-term debt for approximately $111.1 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. The liability on December 31, 2001 was $131.2 million and is included in long-term debt. On February 26, 2002, the Company settled a portion of the forward sale by delivering equity securities to the financial institution. The liability related to the contracts that were settled was $97.0 million at the time of settlement and the resulting gain to be recognized in the first quarter of 2002 will be approximately $94.6 million pre-tax, $61.5 million, net of tax. The balance of the liability, if held to maturity on October 15, 2002 will be $37.7 million, plus any appreciation in the securities beyond the first 20%.

     Contractual Obligations and Commercial Commitments

	Payments Due by Period

		Less than			After 5
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

	(In thousands)
Debt	$498,015	$393,667	$23,861	$4,706	$75,781
Operating leases	47,964	14,772	20,141	8,913	4,138

Total Contractual Cash Obligations	$545,979	$203,439	$249,002	$13,619	$79,919

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years

	(In thousands)
Guarantees	$83,334	$83,334	$—	$—
Surety bonds	33,003	32,532	453	18
Standby letters of credit	4,344	4,344	—	—

Total Commercial Commitments	$120,681	$120,210	$453	$18

Item 7a.     Market Risk

      The Company’s primary market risk exposure is interest rate risk related to the Company’s long-term debt. In March 2000, the Company entered into a senior revolving credit facility for up to $200.0 million, which was increased to $250.0 million in September 2000 and matures in March 2004. As of December 31, 2001, $205.0 million was outstanding. This debt accrues interest at different rates based on timing of the loan and the Company’s preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. The Company’s ARS subsidiary began originating mortgage loans during 2001. As a result, ARS has outstanding mortgages held for sale totaling $32.7 million at December 31, 2001 and has a $50 million warehouse line of credit with an outstanding balance of $32.1 million at December 31, 2001. The line bears an interest rate based on the one-month LIBOR plus 1.2%. These loans subject the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

      In addition, in order to minimize the Company’s price risk related to its equity securities, the Company entered into a three year forward sale transaction in 1999 that will lead to the ultimate disposition of the securities by October 15, 2002. The Company received approximately $111.1 million in cash at the time of transaction. The agreement allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value increase. Conversely, if the value of the securities decreases below their value on October 15, 1999, the Company retains no additional liability.

     Quantitative Disclosures

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio, mortgages held for sale and its long-term debt. The weighted average interest rates for the various fixed rate investments and its long-term debt are based on the actual rates as of December 31, 2001. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2001.

Expected Contractual Maturities

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	$ in thousands
Short-term Investments
Certificates of Deposit	$24,439	$—	$—	$—	$—	$—	$24,439	$24,439
Wtd. Avg. Interest Rate	1.77%	—	—	—	—	—	1.77%
Equity Securities and Derivatives	5,490	—	—	—	—	—	5,490	141,086
Mortgage Loans Held for Sale	32,720	—	—	—	—	—	32,720	32,720
Wtd. Avg. Interest Rate	6.9%	—	—	—	—	—	6.9%
Long-term Debt
Fixed Rate	156,599	1,292	1,375	3,119	1,587	71,781	235,753	235,753
Wtd. Avg. Interest Rate	6.8%	7.3%	7.3%	6.8%	7.3%	7.3%	6.9%
Variable Rate	237,068	—	21,194	—	—	4,000	262,262	262,262
Wtd. Avg. Interest Rate	3.7%	—	4.0%	—	—	3.6%	3.8%

      As the table incorporates only those exposures that exist as of December 31, 2001, it does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss will depend on future changes in interest rate and market values.

Item 8.	Financial Statements and Supplementary Data

      The Financial Statements on page F-2 to F-25 inclusive and the Independent Auditors’ Report on page F-1 are filed as part of this Report and incorporated herein by reference thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the information to be set forth in the section entitled “Election of Directors” in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of St. Joe to be held on May 21, 2002 (the “Proxy Statement”), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

      Reference is made to the information to be set forth in the sections entitled “Executive Compensation” in the Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information to be set forth in the sections entitled “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Management” in the Proxy Statement, which sections are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the information set forth in the section entitled “Certain Transactions” in the Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (A) 1. Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules and Independent Auditors’ Report are filed as part of this Report.

      2. Financial Statement Schedules

      The financial statement schedules and Independent Auditors’ Report listed in the accompanying Index to Financial Statements and Financial Statement schedules are filed as part of this report.

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

INDEX TO EXHIBITS

Exhibit
Number

2.01	—	Limited Partnership Agreement of St. Joe/Arvida Company, L.P. (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
2.02	—	Agreement of Limited Partnership of St. Joe/CNL Development, Ltd. (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
2.03	—	Stock Purchase Agreement dated as of September 1, 1995 between St. Joe Industries Inc. and TPG Communications, Inc. (Incorporated herein by reference to Exhibits filed with The Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995)
2.04	—	Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container Company and St. Joe Paper Company, on the one Hand and Four M Corporation and St. Joe Paper company in the other hand (the “Asset Purchase Agreement”) (incorporated herein by reference and Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995)
2.05	—	Amendments dated December 14, 1995; December 20, 1995; January 10, 1996 and January 12, 1996 to the Asset Purchase Agreement (incorporated herein by reference to the Registrant’s Proxy Statement for the Special Meeting of Stockholders on April 24, 1996)
2.06	—	Agreement for Purchase and Sale of Assets and Stock between St. Joe Real Estate Services, Inc. et.al. and CMT Holding, Ltd. (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998)
2.07	—	Purchase Agreement by and among Dominion Capital, Inc., Goodman-Segar-Hogan-Hoffler, Inc et.al. and St. Joe Commercial Property Services, Inc dated September 24, 1998 (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1998)
3.01	—	Articles of Incorporation, as amended (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
3.02	—	Articles of Amendment dated January 8, 1998 (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b)
3.03	—	Amended By-Laws dated March 18, 1997 (Incorporated herein by reference to Exhibit 3(b) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996
3.04	—	Restated and Amended Articles of Incorporation of the St. Joe Company dated May 12 1998 (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1998
3.05	—	Exchange and Purchase and Sale Agreement by and among The South Florida Water Management District: United States Sugar Corporation; Okeelanta Corporation, South Florida Industries, Inc, and Florida Crystals Corporation and The St. Joe Company; The United States Department of the Interior; and The Nature Conservancy dated March 25,1999 (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999.))
4.01	—	Registration Rights Agreement between the Registrant and the Alfred I. DuPont Testamentary Trust, dated December 16, 1997 (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
10.01	—	Employment Agreement of Peter Rummell, dated January 7, 1997(Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))

Exhibit
Number

10.02	—	Employment Agreement of Robert M. Rhodes, dated November 5, 1997 (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
10.03	—	Form of Severance Agreement (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
10.04	—	Distribution and Recapitalization Agreement (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 30, 1999.)
10.05	—	Indemnification Agreement (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 30, 1999.)
10.06	—	Master Agreement (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 30, 1999.)
10.07	—	Amended and Restated Master Agreement (Incorporated herein by reference to Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.08	—	Amended and Restated Severance Agreement of Peter S. Rummell.*
10.09	—	Long-term Incentive Compensation Agreement of Kevin M. Twomey.*
10.10	—	Long-term Incentive Compensation Agreement of Robert M. Rhodes.*
21.01	—	Subsidiaries of The St. Joe Company*
23.01	—	Independent Auditors Consent*
99.01	—	Supplemental Calculation of Selected Consolidated Financial Data*

* Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ Kevin M. Twomey

_______________________________________________________________________ Kevin M. Twomey
President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

Dated: March 19, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated.

Signature	Title	Date

/s/ Peter S. Rummell Peter S. Rummell	Chairman of the Board Chief Executive Officer (Principal Executive Officer)	March 19, 2002

/s/ Kevin M. Twomey Kevin M. Twomey	President, Chief Operating Officer Chief Financial Officer (Principal Financial Officer)	March 19, 2002

/s/ Janna L. Connolly Janna L. Connolly	Vice President and Controller (Principal Accounting Officer)	March 19, 2002

/s/ Michael L. Ainslie Michael L. Ainslie	Director	March 19, 2002

/s/ Hugh M. Durden Hugh M. Durden	Director	March 19, 2002

/s/ John S. Lord John S. Lord	Director	March 19, 2002

/s/ Herbert H. Peyton Herbert H. Peyton	Director	March 19, 2002

/s/ John J. Quindlen John J. Quindlen	Director	March 19, 2002

/s/ Walter L. Revell Walter L. Revell	Director	March 19, 2002

/s/ Frank S. Shaw, Jr. Frank S. Shaw, Jr.	Director	March 19, 2002

Signature	Title	Date

/s/ Winfred L. Thornton Winfred L. Thornton	Director	March 19, 2002

/s/ John D. Uible John D. Uible	Director	March 19, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

The St. Joe Company:

      We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 2 to the financial statements, during 2001, The St. Joe Company implemented Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which changes the way derivative instruments are recorded.

KPMG LLP

Jacksonville, Florida

February 5, 2002, except for note 16,
as to which the date is February 26, 2002.

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Dollars in thousands)
ASSETS
Investment in real estate	$736,734	$562,181
Cash and cash equivalents	40,940	51,605
Short-term investments	23,689	30,101
Marketable securities	141,086	121,723
Accounts receivable	27,783	45,328
Mortgage loans held for sale	32,720	—
Prepaid pension asset	86,612	74,967
Property, plant and equipment, net	49,826	59,665
Goodwill	143,383	138,115
Other assets	57,786	31,336

Total assets	$1,340,559	$1,115,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$498,015	$296,848
Accounts payable	49,290	37,662
Accrued liabilities	59,213	48,343
Income tax payable	—	5,057
Deferred income taxes	211,914	155,161
Minority interest in consolidated subsidiaries	4,054	2,866

Total liabilities	822,486	545,937
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 95,509,175 and 92,709,185 issued at December 31, 2001 and 2000	83,154	31,181
Retained earnings	724,832	661,500
Accumulated other comprehensive income	88,137	78,129
Restricted stock deferred compensation	(951)	(2,257)
Treasury stock at cost, 15,999,567 and 8,782,893 shares held at December 31, 2001 and 2000	(377,099)	(199,469)

Total stockholders’ equity	518,073	569,084

Total liabilities and stockholders’ equity	$1,340,559	$1,115,021

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,

	2001	2000	1999

	(Dollars in thousands except
	per share amounts)
Operating revenues	$868,411	$880,830	$750,412

Expenses:
Operating expenses	702,423	638,603	589,588
Corporate expense, net	18,793	25,115	16,361
Depreciation and amortization	29,619	51,783	49,368
Impairment losses	500	6,455	7,162

Total expenses	751,335	721,956	662,479

Operating profit	117,076	158,874	87,933

Other (expense) income:
Investment income, net	7,784	13,784	13,006
Interest expense	(18,065)	(12,402)	(2,895)
(Losses) gains on sales and other dispositions of assets	(32)	1,677	15,360
Other, net	6,311	4,987	7,439

Total other (expense) income	(4,002)	8,046	32,910

Income from continuing operations before income taxes and minority interest	113,074	166,920	120,843

Income tax expense (benefit):
Current	(454)	32,893	35,467
Deferred	42,799	23,750	(11,506)

Total income tax expense	42,345	56,643	23,961

Income from continuing operations before minority interest	70,729	110,277	96,882
Minority interest	524	9,954	19,243

Income from continuing operations	70,205	100,323	77,639

Income from discontinued operations:
Earnings from discontinued operations (net of income taxes of $3,368)	—	—	5,364
Gain on sale of discontinued operations (net of income taxes of $30,477)	—	—	41,354

Net income	$70,205	$100,323	$124,357

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.87	$1.18	$0.89
Earnings from discontinued operations	—	—	0.06
Gain on sale of discontinued operations	—	—	0.47

Net income	$0.87	$1.18	$1.42

Diluted
Income from continuing operations	$0.83	$1.15	$0.88
Earnings from discontinued operations	—	—	0.06
Gain on sale of discontinued operations	—	—	0.46

Net income	$0.83	$1.15	$1.40

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)

	Common Stock			Accumulated Other	Restricted Stock
			Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Earnings	Income	Compensation	Shares	Total

Balance at December 31, 1998	89,154,221	$13,054	$839,227	$88,200	$(2,604)	$(54,580)	$883,297

Comprehensive income:
Net income	—	—	124,357	—	—	—	124,357
Increase in net unrealized gain on available-for-sale securities, net of tax of $1,027	—	—	—	2,397	—	—	2,397

Total comprehensive income	—	—	—	—	—	—	126,754

Dividends ($.02 per share)	—	—	(1,765)	—	—	—	(1,765)
Increase in restricted stock deferred compensation	100,000	—	—	—	(2,194)	2,194	—
Issuance of common stock	32,853	116	—	—	—	750	866
Amortization of restricted stock deferred compensation	—	—	—	—	1,234	—	1,234
Purchase of treasury shares	(2,855,090)	—	—	—	—	(69,532)	(69,532)

Balance at December 31, 1999	86,431,984	13,170	961,819	90,597	(3,564)	(121,168)	940,854

Comprehensive income:
Net income	—	—	100,323	—	—	—	100,323
Decrease in net unrealized gain on available-for-sale securities, net of tax of $14,344	—	—	—	(12,834)	—	—	(12,834)

Total comprehensive income	—	—	—	—	—	—	87,489

Dividends ($.08 per share)	—	—	(6,816)	—	—	—	(6,816)
Spin-off of Florida East Coast Industries	—	—	(393,826)	366	—	—	(393,460)
Issuance of common stock	1,011,374	18,011	—	—	—	326	18,337
Amortization of restricted stock deferred compensation	—	—	—	—	1,307	—	1,307
Purchase of treasury shares	(3,517,066)	—	—	—	—	(78,627)	(78,627)

Balance at December 31, 2000	83,926,292	31,181	661,500	78,129	(2,257)	(199,469)	569,084

Comprehensive income:
Net income	—	—	70,205	—	—	—	70,205
Transition adjustment for derivative instruments, net of tax of $5,389	—	—	—	10,008	—	—	10,008

Total comprehensive income	—	—	—	—	—	—	80,213

Dividends ($.08 per share)	—	—	(6,873)	—	—	—	(6,873)
Issuance of common stock	2,713,166	40,161	—	—	—	—	40,161
Tax benefit on exercise of stock options	—	11,812	—	—	—	—	11,812
Amortization of restricted stock deferred compensation	—	—	—	—	1,306	—	1,306
Purchase of treasury shares	(7,129,850)	—	—	—	—	(177,630)	(177,630)

Balance at December 31, 2001	79,509,608	$83,154	$724,832	$88,137	$(951)	$(377,099)	$518,073

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$70,205	$100,323	$124,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,619	51,783	49,368
Imputed interest on long-term debt	9,524	8,776	1,799
Minority interest in income	524	9,954	19,243
Gain on sale of property and investments	(38,331)	(106,764)	(28,039)
Equity in unconsolidated community residential joint ventures	(24,127)	(18,217)	(20,470)
Origination of mortgage loans, net of proceeds from sales	(32,720)	—	—
Proceeds from mortgage warehouse line of credit, net of repayments	32,066	—	—
Gain on sale of discontinued operations	—	—	(41,354)
Deferred income tax expense (benefit)	42,799	23,750	(11,506)
Impairment losses	500	6,455	7,162
Purchases and maturities of trading investments, net	—	25,040	(14,234)
Cost of community residential properties	165,444	99,672	24,339
Expenditures for community residential properties	(229,530)	(196,382)	(60,078)
Distributions from unconsolidated community residential joint ventures	22,473	17,623	19,428
Gain on valuation of derivatives	(3,966)	—	—
Changes in operating assets and liabilities:
Accounts receivable	17,990	(36,705)	1,004
Other assets	30,338	(34,613)	(19,655)
Accounts payable, accrued liabilities, casualty reserves and other	28,807	49,624	(29,451)
Income taxes payable	(5,057)	2,062	7,408
Discontinued operations — noncash charges and working capital changes	—	215	27,610

Net cash provided by operating activities	55,902	2,596	56,931

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,068)	(135,590)	(45,673)
Purchases of investments in real estate	(208,296)	(118,367)	(236,083)
Purchases of available for sale investments	—	(7,359)	(142,992)
Investments in joint ventures and purchase business acquisitions, net of cash received	(19,380)	(21,071)	(49,433)
Proceeds from dispositions of assets	155,242	143,465	95,510
Proceeds from sale of discontinued operations	—	—	150,682
Maturities and redemptions of available for sale investments	6,530	40,404	167,197
Distributions from unconsolidated affiliates	2,500	1,875	4,516

Net cash used in investing activities	(78,472)	(96,643)	(56,276)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of prepayments	83,470	122,360	5,741
Proceeds from other long-term debt	77,230	27,000	107,025
Repayments of other long-term debt	(4,453)	(8,681)	(7,573)
Proceeds from exercise of stock options and stock purchase plan	40,161	18,337	—
Dividends and special distributions paid to stockholders	(6,873)	(6,816)	(1,765)
Dividends paid to minority interest	—	(980)	(1,672)
Spin off of subsidiary	—	1,072	—
Treasury stock purchased	(177,630)	(78,627)	(69,532)

Net cash provided by financing activities	11,905	73,665	32,224

Net increase (decrease) in cash and cash equivalents	(10,665)	(20,382)	32,879
Cash and cash equivalents at beginning of year	51,605	71,987	39,108

Cash and cash equivalents at end of year	$40,940	$51,605	$71,987

See notes to consolidated financial statements

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000, and 1999
(Dollars in thousands except per share amounts)

1. Nature of Operations

      The St. Joe Company, (the “Company”) is a real estate operating company primarily engaged in community residential, commercial, hospitality and leisure resort development, along with residential and commercial real estate services and land sales. The Company also has significant interests in timber and a transportation operation. Additionally, the Company previously had sugar operations, which it discontinued for accounting purposes in the fourth quarter of 1998 and ceased all operations by the end of 1999. While the Company’s real estate operations are in various states throughout the southeast, the majority of the real estate operations, as well as the transportation operation, are principally within the state of Florida. Forestry has operations in both Florida and Georgia. Consequently, the Company’s performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

FLA Spin-off

      On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed pro-rata to the Company’s shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company’s shareholders received 0.23103369 of a share of FLA.B common stock. The holders of the new class of FLA common stock will be entitled to elect 80% of the members of the Board of Directors of FLA, but the new FLA common stock will otherwise have substantially identical rights to the existing common stock. The Company does not retain any equity interest in FLA after the spin-off.

      At the closing of the transaction, various service agreements between the Company and FLA’s wholly owned subsidiary Flagler Development Company (“FDC”), formerly known as Gran Central Corporation, became effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, FDC will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of FDC. The terms of these agreements have been approved by both the Company’s and FLA’s Boards of Directors, and in the judgement of the boards, reflect arms-length terms and conditions typically found in today’s marketplace.

Real Estate

      The Company currently conducts its real estate operations in four principal segments: community residential development, residential real estate services, commercial development and management and land sales. The Company’s community residential development division owns large tracts of land in west Florida near Tallahassee, Florida and northwest Florida including significant Gulf of Mexico frontage. The Company is developing and managing residential communities on certain lands owned by the Company, as well as through its 74% owned limited partnership, St. Joe/ Arvida Company, L.P. (“Arvida”). The Company also has a 26% interest in the limited partnership interests of Arvida/ JMB Partners, L.P., a limited partnership that is developing a residential community in Florida. The Company also conducts residential homebuilding in North Carolina and South Carolina through Saussy Burbank, Inc., (“Saussy Burbank”).

      The Company owns a residential real estate brokerage, sales and services business in Florida through its acquisition of Arvida Realty Services (“ARS”). The Company owns and develops commercial properties through several wholly owned subsidiaries and partnership ventures. Prior to the FLA spin-off the Company also owned and developed commercial properties through FDC. Through the Company’s wholly owned subsidiary, Advantis Real Estate Services Inc. (“Advantis”), the Company provides commercial real estate services including brokerage, property management and construction management. The Company is also a partner in several joint ventures that develop and manage commercial property in Florida and Georgia. The St. Joe Land Company (“St. Joe Land”) was created during 1999 to sell parcels of land from a portion of the total of 800,000 acres of timberland held by the Company in northwest Florida and southwest Georgia. In 1999, the Company also started a hospitality development group that offers fee-based development services for hospitality real estate projects including hotels, resorts, and timeshare facilities.

Forestry

      The Company is the largest private owner of timberlands in Florida. The principal product of the Company’s forestry operations is softwood pulpwood. In addition, the Company produces and sells sawtimber and mulch.

      A significant portion of the wood harvested by the Company is sold under a long-term wood fiber supply agreement. Prior to July 1, 2000, the Company was party to an agreement with Florida Coast Paper, L.L.C. (“FCP”) to allow it to supply 700,000 tons of pulpwood per year to the mill. In August of 1998, FCP shut down its mill in Port St. Joe. Under the terms of the amended fiber supply agreement with FCP, the Company began redirecting the volumes of pulpwood to another mill in Panama City, Florida. Sales of pulpwood resumed in November of 1998 and continued through June 30, 2000 with no significant loss in volume of sales. FCP filed for protection from its creditors in the Federal Bankruptcy Court for the District of Delaware. Pursuant to an order entered by the Bankruptcy Court, the fiber supply agreement was terminated, effective June 30, 2000. On July 1, 2000, a new fiber agreement with the surviving entity, Jefferson Smurfit, also known as Smurfit-Stone Container Corporation went into effect. The agreement is for twelve years and it requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. At December 31, 2001, approximately 290,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

      The Company also plans to continue to sell some of its timber resources through the Company’s real estate division, St. Joe Land.

Transportation

      The Company owns the Apalachicola Northern Railroad Company (“ANRR”), a short-line railroad that operates between Port St. Joe and Chattahoochee, Florida. Its principal commodities include coal, pulpwood, pulpboard woodchips, and tall oil chemicals. Prior to the FLA spin-off, the Company also owned the majority of FLA’s transportation subsidiary, Florida East Coast Railway (“FEC”).

2.	Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. The consolidated financial statements include the accounts of FLA and its wholly owned subsidiaries through October 9, 2000, the effective date of the spin-off. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition

      Operating revenues consist of real estate property sales, brokerage commissions, real estate service fees and real estate development fees, rental revenues, transportation revenues, revenues from sales of forestry products and equity in the income of unconsolidated investments.

      Revenues from real estate property sales and brokerage commissions earned therefrom are recognized upon closing of sales contracts or upon settlement of condemnation proceedings. A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenue for multi-family residences under construction is recognized, in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” using the percentage-of-completion method when 1) construction is beyond a preliminary stage, 2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, 3) sufficient units have already been sold to assure that the entire property will not revert to rental property, 4) sales price is assured and 5) costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

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

      Nonrefundable loan origination fees on mortgage loans held for sale, net of direct loan origination costs are included in the carrying value of mortgage loans held for sale.

     Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition date of 90 days or less. Cash flows related to community residential real estate developments are included in operating activities on the statements of cash flow.

     Investment in Real Estate

      Investment in real estate is carried at lower of cost or fair value. Depreciation is computed on straight-line and accelerated methods over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method. An adjustment to depletion is recorded, if necessary, based on the continuous forest inventory (“CFI”) analysis prepared every 5 years.

     Property, Plant and Equipment

      Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

     Goodwill and Deferred Compensation

      Goodwill associated with the Company’s business combinations was being amortized on a straight-line basis over periods ranging from 10 years to 30 years through December 31, 2001. Deferred compensation is being amortized on a straight-line basis over a five-year vesting period, which is deemed to be the period for which services are performed.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies criteria that must be met by intangible assets acquired in a purchase method business combination in order for them to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142.

      As a result of FAS 142, the Company will cease to amortize $143.4 million of goodwill as of January 1, 2002. The company has recorded approximately $9.0 million of amortization on these amounts during 2001. In lieu of amortization, the Company is required to perform an initial impairment review of all goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial reviews during the first quarter of 2002.

     Earnings Per Common Share

      Earnings per common share (“EPS”) are based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes weighted average options to purchase 3,329,331, 1,908,592, and 862,034 shares of common stock in 2001, 2000, and 1999, respectively, have been exercised using the treasury stock method. In August 1998, in February 2000, and in May 2001, the Company’s Board of

Directors authorized a total of $500,000 for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). On December 6, 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods. The last of these agreements expired on September 6, 2001 and has not been renewed. As of December 31, 2001 the Company had repurchased 12,004,366 shares in the open market and 4,001,400 shares from the Trust. Weighted average basic and diluted shares taking into consideration the treasury shares repurchased and the weighted average options used in calculating EPS for each of the years presented is as follows:

	2001	2000	1999

Basic	80,959,416	84,958,872	87,690,518
Diluted	84,288,746	86,867,464	88,552,552

     Stock-Based Compensation

      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 has been applied. Under APB No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Comprehensive Income

      The Company’s comprehensive income differs from net income due to changes in the net unrealized gains on marketable securities available for sale and in the value of the derivatives that have been designated to hedge the fair value of marketable securities available for sale. The Company has elected to disclose comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity.

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

     Investments

      Investments consist principally of common stocks, derivative instruments, and certificates of deposit. Investments maturing in three months to one year are classified as short term. Those having maturities in excess of one year are classified as marketable securities.

      The Company classifies its marketable equity securities and related derivative instruments as either trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All other securities not included in trading are classified as available-for-sale.

      Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

      During periods prior to January 1, 2001, the Company accounted for derivatives against its equity securities at fair value, with unrealized gains or losses reported as a separate component of stockholders’ equity along with the underlying equity securities’ net unrealized gain or loss. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement of Financial Accounting Standards No. 138, “Accounting for Derivative Instruments and Hedging Activities,” an amendment to FAS 133 (“FAS 138”). FAS 138 and FAS 133 establish accounting and reporting standards for derivative instruments and hedging activities and require entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. During the year ended December 31, 2001, all derivative instruments held by the Company are designated as hedges of the fair value of the Company’s marketable securities and are included at fair value in marketable securities on the balance sheet. Changes in the intrinsic value of the derivatives are recorded through the statement of income and are offset by changes in the fair value of the securities. Changes in the time value component of the change in fair value are also recorded through the statement of income as they are excluded from the Company’s assessment of hedge effectiveness.

      A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

      Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. During 2001, the Company recorded a $500 impairment loss on a commercial property. During 2000, the Company recorded a $3,355 impairment loss to reflect the current net realizable value of ANRR’s net assets and FLA recorded a write-down of goodwill totaling $3,100 in connection with a restructuring of its trucking subsidiary. During 1999, the Company recorded a $5,183 write-down encompassing its entire investment in Entros, its former entertainment segment, and a $1,979 write-down of a note receivable of one of FLA’s subsidiaries, deemed to be uncollectible.

     Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year’s presentation.

     Supplemental Cash Flow Information

      The Company paid $14,414, $7,559, and $3,790 for interest and $2,497, $30,665, and $63,882 for income taxes in 2001, 2000, and 1999, respectively. The Company capitalized interest expense of $7,043, $5,328 and $2,701 in 2001, 2000, 1999, respectively.

      The Company’s non-cash activities included the distribution of its equity interest in FLA totaling $393,460 on October 9,2000. Other non-cash activities were the issuance of $1,350 of long-term debt in purchase business combinations in 1999 and the contribution of $7,762 in property to an investment in unconsolidated affiliate in 1999.

     Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     Business Combinations

      During 2001, ARS acquired three residential real estate services companies, Arvida purchased the remaining interest in a previously 50%-owned homebuilding subsidiary, and the Company purchased a cypress mill. The three ARS companies were acquired for a total purchase price of $1,300, resulting in goodwill of $1,238. Arvida purchased the remaining 50% interest in McNeill Burbank, bringing its ownership interest to 100%. The purchase price was $1,117. The Company also purchased Sunshine State Cypress (“Sunshine State”), a cypress mill, for $5,506, resulting in goodwill of $5,823. In addition, the company accrued additional contingent consideration in 2001 of $3,500 related to the 1998 acquisition of ARS, $1,011 related to the Saussy Burbank acquisition, and $938 related to the McNeill Burbank acquisition.

      During 2000, ARS acquired 8 residential real estate services companies for a total purchase price of $1,968, resulting in goodwill of $1,855. Also during 2000, the Company accrued additional contingent consideration of $3,000 related to ARS acquisitions and $596 related to the Saussy Burbank acquisition.

      Additional contingent consideration of $3,500 related to the ARS acquisition will be accrued in 2002 and paid in 2003 if certain performance targets of ARS are met. Additional contingent consideration will also be paid through 2003 in relation to the McNeill Burbank acquisition if certain performance targets of McNeill Burbank are met. There will be no additional payments of contingent consideration related to Saussy Burbank.

      All of these acquisitions were accounted for as purchases and as such, the results of their operations are included in the consolidated financial statements from the date of acquisition. None of the 2001 or 2000 acquisitions were significant to the operations of the Company in the year in which they were acquired or the year preceding the acquisition.

      Goodwill related to acquisitions completed during 2001 and 2000 is amortized on a straight-line basis over periods of 20 years, 10 years and 15 years for ARS, Saussy Burbank and Sunshine State Cypress, respectively.

4.     Discontinued Operations

      On March 25, 1999, the Company sold all of the sugar lands owned or leased by Talisman Sugar Corporation (“Talisman”), the Company’s former wholly-owned sugar subsidiary, for $133.5 million in cash to the United States of America and the State of Florida (the “Governments”).

      Talisman retained ownership of the sugar mill until August, 1999 when it was sold to a third party. The Company, under the terms of the various agreements by which it disposed of its sugar assets, is obligated to complete certain defined environmental remediation (the “Remediation”). Approximately $5.0 million of the sales proceeds is held in escrow pending the completion of the Remediation. The Company must use these funds to pay the costs of the Remediation. Based upon the current environmental studies, the Company does not believe the costs of the Remediation will materially exceed the amount held in escrow. The Company will receive any remaining funds when the Remediation is complete. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million that is held is escrow, the purchasers of the Company’s sugar assets will be responsible for the first $0.5 million of the cleanup. The Company will be responsible for the next $4.5 million, thereafter the parties shall share the costs equally.

      In addition, approximately $1.7 million of the sales price is being held in escrow, representing the value of land subject to the Remediation. As the Company completes the cleanup of a particular parcel, an amount equal to the land value on that parcel will be released from escrow.

      The Company recognized $71.8 million in gain ($41.4 million, net of taxes) in 1999, on the combined sale of the land and farming rights.

5.     Investment in Real Estate

      Real estate by segment as of December 31 consists of:

	2001	2000

Operating property:
Community residential development	36,944	993
Land sales	1,387	187
Commercial real estate	230,409	154,774
Forestry	95,976	99,202
Hospitality and other	19,331	1,592

Total operating property	384,047	256,748

Development property
Community residential development	215,816	151,272
Land sales	390	70

Total development property	216,206	151,342

Investment property
Land sales	161	9
Commercial real estate	58,054	74,016
Hospitality and other	3,503	11,430

Total investment property	61,718	85,455

Investment in unconsolidated affiliates
Community residential development	60,949	49,038
Commercial real estate	23,282	24,959

Total investment in unconsolidated affiliates	84,231	73,997

	746,202	567,542
Accumulated depreciation	9,468	5,361

	$736,734	$562,181

      Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company’s land held for future use.

      Real estate properties having net book value of approximately $201,959 at December 31, 2001 are leased under non-cancelable operating leases with expected aggregate rentals of approximately $141,773, of which $27,314, $27,371, $22,344, $18,447, and $14,891 is due in the years 2002 through 2006, respectively and $31,406 thereafter.

6.     Investment in Unconsolidated Affiliates

      Investments in unconsolidated affiliates are included in real estate investments and as of December 31, consist of:

	Ownership	2001	2000

Arvida/JMB Partners, L.P.	26%	$51,434	$47,612
Codina Group, Inc.	50%	11,497	11,021
355 Alhambra Plaza, Ltd.	45%	5,987	6,164
Paseos, L.L.C.	50%	5,565	—
Rivercrest, L.L.C.	50%	3,163	—
Deerfield Commons I, L.L.C.	50%	3,173	3,336
Deerfield Park, L.L.C.	38%	2,306	3,247
Monteith Holdings, L.L.C.	50%	787	—
St. Joe/CNL Realty Group, Ltd.	50%	280	1,048
Other	various	39	1,569

		$84,231	$73,997

      Any differences between the cost of the investments and the underlying equity in an unconsolidated investee’s net assets are being amortized over the remaining lives of the investee’s assets, ranging from five to fifteen years.

      The Company is jointly and severally liable as guarantor on five credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $100.2 million; the amount outstanding at December 31, 2001 totaled $83.3 million.

      Summarized financial information for the unconsolidated investments on a combined basis, is as follows:

	2001	2000

BALANCE SHEET:
Investment property, net	$309,801	$280,039
Other assets	221,300	205,435

Total assets	531,101	485,474
Notes payable and other debt	163,658	116,358
Other liabilities	103,033	142,142
Equity	264,410	226,974

Total liabilities and equity	$531,101	$485,474

	2001	2000	1999

STATEMENT OF INCOME
Total revenues	$501,681	$443,881	$440,288
Total expenses	401,882	370,316	341,629

Net income	99,799	$73,565	$98,659

7.     Short-term investments and Marketable Securities

      Investments as of December 31, 2001, consist of:

			Unrealized	Unrealized
	Amortized	Fair	Holding	Holding
	Cost	Value	Gain	Loss

Short term investments (maturing within one year)
Certificates of deposit	$23,439	$23,439	$—	$—

	$23,439	$23,439	$—	$—

Marketable securities available for sale
Equity securities	$1,524	$98,255	$96,731	$—
Derivative instruments	3,966	42,831	38,865	—

	$5,490	$141,086	$135,596	$—

      Investments as of December 31, 2000, consist of:

			Unrealized	Unrealized
	Amortized	Fair	Holding	Holding
	Cost	Value	Gain	Loss

Short term investments (maturing within one year)
Certificates of deposit	$30,101	$30,101	$—	$—

	$30,101	$30,101	$—	$—

Marketable securities available for sale
Equity securities	$1,524	$121,723	$120,029	$—

	$1,524	$121,723	$120,029	$—

      The certificates of deposit collateralize the ARS line of credit.

      It is the policy of the Company to enter into hedging activities when they are deemed beneficial and cost effective for the purpose of protecting the fair value or future cash flows associated with a particular asset or liability. At December 31, 2001 and 2000, the Company was party to forward sale contracts (“Forward Sale Contracts”) that provide for the sale of a portfolio of equity securities held by the Company to a third party on October 15, 2002. This transaction was initiated on October 15, 1999 in order to minimize the Company’s price risk related to the securities. Upon execution of the contracts, the Company received approximately $111.1 million in cash. The Company must settle the Forward Sale Contracts by October 15, 2002 by delivering either cash or a number of shares to the financial institution. The agreement also allows that the Company may retain an amount of the securities that represents appreciation up to 20% of their value of October 15, 1999.

      On January 1, 2001, the company adopted FAS 133 and FAS 138. Pursuant to FAS 133 and FAS 138, the Company has designated the Forward Sale Contracts as a hedge of the fair value of the securities, which fixed the fair value at inception. The Forward Sale Contracts were the only derivatives held by the Company during the period. The changes in fair value of the Forward Sale Contracts are recorded through the statement of income. However, such changes are offset by changes in fair value of the underlying securities. The net impact of the adoption of these standards, recorded as a separate component of other comprehensive income through a transition adjustment at January 1, 2001, was approximately $10.0 million, net of income taxes.

      During 2001, the value of the Forward Sale Contracts increased by $13.8 million to $42.8 million. During 2001, the change in intrinsic value of the Forward Sale Contracts was recorded through the statement of income, offset by the change in fair value of the underlying securities. The net impact to the statement of income for the year was a gain of $4.0 million which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts which the Company is excluding from its assessment of hedge effectiveness.

      On October 15, 1999, the Company recorded a liability in long-term debt for approximately $111,100, which increases as interest expense is imputed at an annual rate of 7.9%. The balance of this liability on December 31, 2001 and 2000 is $131,241 and $121,717, respectively, and is included in debt (See note 10).

8.     Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31 consists of:

			Estimated
	2001	2000	Useful Life

Transportation property and equipment	$45,424	$45,608	12-30
Machinery and equipment	49,048	53,940	12-30
Office equipment	10,042	8,553	10
Leasehold improvements	5,133	3,707
		lease term
Autos, trucks, and airplane	4,635	3,577	3-10

	114,282	115,385
Accumulated depreciation	64,456	55,720

	$49,826	$59,665

9.     Accrued Liabilities

      Accrued liabilities as of December 31 consist of:

	2001	2000

Payroll, payroll taxes and benefits	$28,371	$21,810
Contingent purchase price	5,449	3,596
Environmental liabilities	4,586	5,308
Other accrued liabilities	20,807	17,629

Total accrued liabilities	$59,213	$48,343

10.     Debt

      Debt and credit agreements at December 31, 2001 and 2000 consisted of the following:

	2001	2000

Senior revolving credit agreement, interest payable monthly to quarterly at LIBOR + 80 - 120 basis points, (2.94% at December 31, 2001) matures March 30, 2004	$205,000	$115,000
Minimum liability owed on forward sale of equity securities, secured by the equity securities, matures October 2002, with interest imputed at 7.9% per annum	131,241	121,717
Revolving credit agreement, interest payable at least quarterly at 0.5% per annum; secured by restricted short-term investments; matures July 31, 2002	23,571	30,101
Warehouse line of credit, interest payable monthly at LIBOR + 120 basis points (3.1% at December 31, 2001), secured by certain first and second mortgages, due August 31, 2002	32,066	—
Non-recourse debt, interest payable monthly at 7.17% - 7.67%, secured by mortgages on certain commercial property, due January 1 and June 1, 2008	58,467	27,000
Development loan, interest payable at least quarterly at LIBOR + 122.5 basis points (3.1% at December 31, 2001), secured by certain commercial property, due April 26, 2004	21,195	—
Recourse debt, interest payable monthly at 6.95%, secured by a commercial building, due September 1, 2008	18,953	—
Industrial Development Revenue Bonds, variable-rate interest payable quarterly based on the Bond Market Association index (1.9% at December 31, 2001), secured by a letter of credit, due January 1, 2008	4,000	—
Community Development District debt, secured by certain residential real estate, due May 1, 2005 - May 1, 2031, bearing interest at 5.95% to 6.95%	2,902	—
Non-interest bearing notes payable to former owners of acquired companies due through 2002	578	2,761
Various secured and unsecured notes and capital leases, bearing interest at various rates	43	269

Total debt	$498,015	$296,848

      The aggregate maturities of long-term debt subsequent to December 31, 2001 are as follows; 2002, $393,667; 2003, $1,292; 2004, $22,569; 2005, $3,119; 2006, $1,587; thereafter, $75,781.

      Based on the current terms and rates of the Company’s debt, carrying value approximates fair value. The revolving credit agreement has a below market interest rate of 0.5% and is believed to be at fair value since the terms and conditions are commensurate with the nature of the underlying security.

      Subsequent to year-end, the Company issued in a private placement of a series of senior notes with an aggregate principal amount of $175.0 million. Maturities range from three to ten years. The notes bear a fixed rate of interest ranging from 5.64% - 7.37% and the interest will be payable semiannually. Upon receipt of proceeds, the Company partially paid down its senior revolving line of credit. The notes contain financial covenants similar to those covenants on its senior revolving line of credit.

11.     Income Taxes

      Total income tax expense for the years ended December 31 was allocated as follows:

	2001	2000	1999

Income from continuing operations	$42,345	$56,643	$23,961
Stockholders’ equity, for recognition of unrealized gain on debt and marketable equity securities	5,389	14,344	1,027
Gain on the sale of discontinued operations	—	—	30,477
Earnings from discontinued operations	—	—	3,368

	$47,734	$70,987	$58,833

      Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2001	2000	1999

Tax at the statutory federal rate	$39,576	$58,422	$42,295
State income taxes (net of federal benefit)	3,816	5,032	4,132
Undistributed earnings of FLA	—	(8,110)	1,405
Dividends received deduction and tax free interest	—	(1,122)	(1,227)
Excise tax on reversion of prepaid pension asset	—	—	(26,841)
Other, net	(1,047)	2,421	4,197

	$42,345	$56,643	$23,961

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

	2001	2000

Deferred tax assets:
Imputed interest on long-term debt	$7,035	$4,079
Deferred compensation	5,082	4,340
Impairment loss	4,573	4,380
Accrued casualty and other reserves	3,922	5,700
Other	6,091	1,973

Total deferred tax assets	$26,702	$20,473

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	$123,426	$89,000
Debt, marketable equity securities and derivatives	48,989	42,070
Prepaid pension asset recognized for financial reporting	33,411	29,267
Book income in excess of tax income of unconsolidated affiliates	8,649	3,931
Tax in excess of book depreciation	6,269	5,387
Tax in excess of book amortization	2,412	2,219
Other	8,425	3,760

Total gross deferred tax liabilities	231,581	175,634

Net deferred tax liability	$204,879	$155,161

      Based on the timing of reversal of future taxable amounts and the Company’s history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. There were current deferred tax assets totaling $7,035 at December 31, 2001. There were no current deferred tax assets at December 31, 2000. Included in other assets at December 31, 2001 is an income tax receivable in the amount of approximately $14,000.

12.     Employee Benefits Plans

      The Company sponsors defined benefit pension plans that cover substantially all of its salaried employees excluding FLA. The benefits are based on the employees’ years of service or years of service and compensation during the last five or ten years of employment. The Company complies with the minimum funding requirements of ERISA.

      A summary of the net periodic pension credit follows:

	2001	2000

Service cost	4,972	$4,518
Interest cost	8,665	8,413
Expected return on assets	(22,497)	(21,312)
Transition asset	(1,302)	(2,519)
Actuarial gain	(3,117)	(1,771)
Prior service costs	734	1,475

Total pension income	$(12,545)	$(11,196)

      A reconciliation of projected benefit obligation as of December 31 follows:

	2001	2000

Projected benefit obligation, beginning of year	$119,786	$121,968
Service cost	4,972	4,518
Interest cost	8,665	8,413
Actuarial loss (gain)	519	(4,869)
Benefits paid	(11,464)	(11,148)
Plan amendment	2,020	903

Projected benefit obligation, end of year	$124,498	$119,786

      A reconciliation of plan assets as of December 31 follows:

	2001	2000

Fair value of assets, beginning of year	$267,139	$253,032
Actual (loss) return on assets	(6,582)	25,255
Transfer to retiree medical plan	(900)	—
Benefits paid	(11,464)	(11,148)

Fair value of assets, end of year	$248,193	$267,139

      A reconciliation of funded status as of December 31 follows:

	2001	2000

Pension benefit obligation
Accumulated benefit obligation	$120,306	$115,592
Projected benefit obligation	124,498	119,786
Market value of assets	248,193	267,139
Funded Status	(123,695)	(147,353)
Unrecognized net transition asset	—	1,302
Unrecognized prior service costs	(8,341)	(7,054)
Unrecognized net gain	45,424	78,139

(Prepaid) pension cost	$(86,612)	$(74,967)

      The weighted-average discount rates for the plans were 7.25% and 7.50% in 2001 and 2000. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 4.0% in 2001 and 2000, respectively. The expected long-term rate of return on assets were 9.2% in 2001 and 2000, respectively.

      The Company’s pension plans are in an overfunded position with the reduction in employees resulting from the sales of several of the Company’s operations, and in prior years the Company thought it unlikely that the overfunding would be realized other than by a plan termination and reversion of assets and a 50% excise tax was included on the tax effects of the prepaid asset. During 1999, due to recent events such as acquisitions which greatly increased the number of participants in the Company’s pension plan, along with plan modifications and the Company’s growth strategy, management reevaluated how the pension surplus could be utilized. Management believes it is probable that the Company will utilize the pension surplus over time without incurring the 50% excise tax. Therefore, the Company reversed the deferred tax liability related to the 50% excise tax amounting to $26.8 million as a deferred income tax benefit in 1999. Income taxes on the pension surplus will be recorded at the statutory rate in future periods.

      During 1998, the Company’s board of directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants, and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. The actuarial present value of this unfunded postretirement benefit obligation approximated $14,735 and $8,600 at December 31, 2001 and 2000. Postretirement benefit expense approximated $1,970, $1,230, and $1,300 for 2001, 2000, and 1999. This actuarially determined obligation was computed based on actual claims experience of this group of retirees and a discount rate of 7.25% and 7.50% for 2001 and 2000 and an ultimate medical trend rate of 10% in 2001 and 5% in 2000. A 1% increase in the medical cost trend would increase this obligation by $1,500 at December 31, 2001.

     (a) Deferred Compensation Plans and ESOP

      The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees’ discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $1,777, $1,452, and $893 in 2001, 2000, and 1999, respectively.

      In February 1999, the Company adopted (retroactive to January 1, 1998), the “St. Joe Supplemental Executive Retirement Plan (“SERP”). The SERP is a non-qualified retirement plan to permit certain selected management and highly compensated employees to defer receipt of current compensation and to provide certain supplemental retirement and death benefits. The Company has recorded expense in 2001 and 2000 related to the SERP of $1,275 and $969, respectively.

      Beginning in November 1999, the Company also implemented an employee stock purchase plan (“JoeShare”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25 in purchases per employee. As of December 31, 2001, 33,170 shares of the Company’s stock had been sold to employees under the JoeShare Plan.

      During 2001, certain executives of the Company were granted long-term incentive contracts. In connection with these contracts, the Company will record a minimum liability of $5,000 million ratably over the vesting period of five years and will also record an additional liability up to an additional $5,000 million based on changes in the Company’s stock price over the vesting period. The amount recorded as a liability as of December 31, 2001 was $419.

     (b) Stock Based Compensation Plans

      Effective January 6, 1997, the Company granted Mr. Rummell, Chairman and CEO of the Company, 201,861 restricted shares of the Company’s common stock and in February 1999, the Company granted Mr. Twomey, President, CFO and COO, 100,000 restricted shares. The restricted shares vest over five-year periods, beginning on the date of each grant. The Company carries deferred compensation of approximately $951 for the unamortized portion of these grants as of December 31, 2001. Compensation expense related to these grants totaled approximately $1,306, $1,307, and $1,234 in 2001, 2000, and 1999, respectively.

      On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Incentive Plan”), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 6.03 million shares. The options are exercisable in equal installments on the first anniversaries of the date of grant and expire generally 10 years after date of grant.

      On February 24, 1998, the Company adopted the 1998 Stock Incentive Plan (the “1998 Incentive Plan”) whereby awards may be granted to employees and non-employee directors of the Company in the form of restricted shares of Company stock, options to purchase Company stock or stock appreciation rights (SAR’s). The total amount of restricted shares, options, and stock appreciation rights available for grant under the 1998 Incentive Plan was one million. On May 9, 1999, the Company converted all of its outstanding SAR’s to options. The terms of the options are similar to the terms under the 1997 Incentive Plan.

      On February 22, 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) with similar terms to the 1997 Incentive Plan. The total amount of restricted shares or options under the 1999 Plan is 1.5 million shares.

      On August 21, 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Incentive Plan”), subject to shareholder approval, with similar terms to the 1999 Incentive Plan. The total amount of restricted shares or options under the 2001 Plan is 3.0 million shares.

      Stock option activity during the period indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 1998	5,391,480	$21.57

Granted	1,130,500	24.02
SARS converted to options	891,000	25.39
Forfeited	(105,000)	31.83

Balance at December 31, 1999	7,307,980	22.27

Granted	730,000	24.24
Exercised	(1,178,946)	15.32
Forfeited	(262,525)	25.32
FLA spin-off adjustment	3,351,487	(7.23)

Balance at December 31, 2000	9,947,996	15.65
Granted	709,139	26.35
Forfeited	(233,648)	16.78
Exercised	(2,596,066)	15.44

Balance at December 31, 2001	7,827,421	$16.65

      Effective on the date of the FLA spin-off, the number of options was adjusted and all exercise prices were decreased to preserve the economic value of options that existed prior to the spin-off.

      All options have been granted at the Company’s current market price on the date of grant and ranged from $13.14 to $28.29 after adjustment for the effects of the FLA spin-off.

      The per share weighted-average fair value of stock options granted/ converted during 2001 and 2000 was $12.70 and $8.21 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2001 - 0.3% expected dividend yield, risk-free interest rate of 5.64%, weighted average expected volatility of 24.64% and an expected life of 7.5 years; 2000 - 0.4% expected dividend yield, risk-free interest rate of 5.11%, weighted average expected volatility of 25.50% and an expected life of 7.5 years.

      The Company applies APB Opinion No. 25 in accounting for its Incentive Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under

SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

Net income — pro forma – $60,009 in 2001, $91,013 in 2000, and $116,630 in 1999. Per share — pro forma – $0.74 per basic and $0.71 per diluted share in 2001, $1.07 per basic and $1.05 per diluted share in 2000, and $1.32 and $1.31 per basic and diluted share in 1999.

      The following table presents information regarding all options outstanding at December 31, 2001.

	Weighted
	Average		Weighted
Number of	Remaining	Range of	Average
Options	Contractual	Exercise	Exercise
Outstanding	Life	Prices	Price

5,856,300	5.9 years	$13.14 - $19.80	$14.44
1,971,121	7.4 years	$19.81 - $28.29	$23.22

7,827,421	6.3 years	$13.14 - $28.29	$16.65

      The following table presents information regarding options exercisable at December 31, 2001:

Number of	Range of	Average
Options	Exercise	Exercise
Exercisable	Prices	Price

2,958,783	$13.14 - $19.80	$13.91
759,915	$19.81 - $22.82	$21.65

3,718,698	$13.14 - $25.46	$15.49

13.     Quarterly Financial Data (Unaudited)

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,

2001
Operating revenues	$244,382	$224,548	$259,349	$140,132
Operating profit	33,314	30,113	36,283	17,366
Net income	18,838	16,019	24,320	11,028
Earnings per share — Basic	.24	.20	.30	.13
Earnings per share — Diluted	.23	.19	.29	.13
2000
Operating revenues	$216,348	$231,438	$222,013	$211,031
Operating profit	53,280	36,841	35,175	33,578
Net income	$41,109	$21,628	$18,829	$18,757
Earnings per share — Basic	.49	.25	.22	.22
Earnings per share — Diluted	.47	.25	.22	.22

14.     Segment Information

      The Company conducts primarily all of its business in six reportable operating segments, which are community residential development, residential real estate services, land sales, commercial real estate development and services, forestry, and transportation. The community residential development segment develops and manages residential communities. Residential real estate services provides complete real estate brokerage services, including asset management, rental, property management, property inspection, mortgage brokerage, relocation and title services. Land sales sells parcels of land included in the Company’s vast holdings of timberlands. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast. The forestry segment produces and sells softwood pulpwood and sawtimber. Transportation consists of railroad, telecom and trucking operations.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The Company evaluates a segment’s performance based on net EBITDA. Net EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization and is net of the effects of minority interests. Net EBITDA is considered a key financial measurement in the industries in which the Company operates. Net EBITDA excludes gains from discontinued operations and gains on sales of non-strategic lands and other assets. The caption entitled “Other” primarily consists of investment income, net of general and administrative expenses and is presented to reconcile to consolidated results.

      The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

      Information by business segment follows:

	2001	2000	1999

OPERATING REVENUES
Community residential development	$263,592	$166,187	$115,401
Residential real estate services	277,277	256,968	209,538
Land sales	76,185	105,568	3,900
Commercial real estate	210,835	146,413	194,514
Forestry	37,268	35,951	28,103
Transportation	1,811	167,661	201,187
Other	1,443	2,082	(2,231)

Consolidated operating revenues	$868,411	$880,830	$750,412

Net EBITDA:
Community residential development	$54,018	$47,252	$40,267
Residential real estate services	27,009	20,333	13,997
Land sales	63,849	93,622	3,060
Commercial real estate	18,672	17,878	30,340
Forestry	12,979	16,725	12,191
Transportation	(1,867)	18,281	30,800
Other	(12,478)	(17,419)	(4,739)

Consolidated Net EBITDA	162,182	196,672	125,916
ADJUSTMENTS TO RECONCILE TO INCOME FROM CONTINUING OPERATIONS
Depreciation and amortization	(29,619)	(51,783)	(49,368)
Other income (expense)	2,383	11,614	6,662
Interest expense	(22,102)	(13,821)	(3,325)
Impairment loss	(500)	(6,455)	(7,162)
Income taxes	(42,345)	(56,643)	(23,961)
Minority interest	206	20,739	28,877

Income from continuing operations	$70,205	$100,323	$77,639

TOTAL ASSETS:
Community residential development	$315,427	$213,373	$116,857
Residential real estate services	183,541	151,585	137,758
Land sales	3,313	9,644	—
Commercial real estate	353,307	335,319	579,975
Forestry	106,818	101,380	157,488
Transportation	14,651	26,783	469,213
Unallocated corporate investments	363,502	276,937	360,121
Discontinued operations	—	—	215

Total assets	$1,340,559	$1,115,021	$1,821,627

	2001	2000	1999

CAPITAL EXPENDITURES:
Community residential development	$248,672	$187,615	$64,036
Residential real estate services	4,042	5,106	5,728
Land sales	247	411	—
Commercial real estate	167,009	144,131	226,567
Forestry	6,250	7,038	2,998
Transportation	700	102,258	40,474
Hospitality and other	18,635	3,780	2,031

Total capital expenditures	$445,555	$450,339	$341,834

15.     Commitments and Contingencies

      The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $15,559, $15,805 and $13,107 for the years ended December 31, 2001, 2000, and 1999, respectively.

      The future minimum rental commitments under noncancelable long-term operating leases due over the next five years are as follows

2002	$14,772
2003	11,042
2004	9,099
2005	6,041
2006	2,872
Thereafter	4,138

$47,964

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

      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.6 million and $5.3 million as of December 31, 2001 and 2000, respectively.

      At December 31, 2001, the Company was party to surety bonds and standby letters of credit in the amounts of $33,003 and $4,344, respectively, which may potentially result in liabilities to the Company if certain obligations of the Company are not met.

16.     Subsequent Event

      On February 26, 2002, the Company settled a portion of its Forward Sale Contracts (Note 6). The Company transferred stock with a fair value of $74,300 to a financial institution and settled hedge instruments with a fair market value of $27,100. The Company received $1,500 in cash at settlement. On October 15, 1999, when the Forward Sale Contracts originated, the Company received $81,100 attributable to the Forward Sale Contracts that were settled on February 26, 2002. A gain of $94,600 was recorded on the settlement at February 26, 2002.

INDEPENDENT AUDITORS’ REPORT

FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders

The St. Joe Company:

      Under date of February 5, 2002, except for note 16 as to which the date is February 26, 2002, we reported on the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in this annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Jacksonville, Florida

February 5, 2002

S-1

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

	Initial Cost to Company				Carried at Close of Period

				Costs Capitalized		Buildings
			Buildings &	Subsequent to	Land & Land	and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Bay County, Florida
Land w/Infrastructure	$—	$2,370	$—	$20,513	$22,883	$—	22,883	$2
Office and Misc. Buildings	—	—	304	7,456	$7,456	$304	7,760	1,275
Timberlands	—	3,896	—	13,821	3,896	13,821	17,717	—
Leasehold improvements	—	—	—	4	—	4	4	—
Broward County, Florida
Building	—	2,474	—	10,191	—	12,665	12,665	442
Calhoun County, Florida
Timberlands	—	1,774	—	6,337	8,111	—	8,111	160
Duval County, Florida
Land with Infrastructure	—	172	—	16,018	16,190	—	16,190	—
Office Buildings	—	—	1,039	8,299	—	9,338	9,338	604
City & Residential Lots	—	85	—	—	85	—	85	5
Timberlands	—	69	—	263	332	—	332	7
Franklin County, Florida
Unimproved Land	—	68	—	—	68	—	68	—
Land with Infrastructure	—	—	—	940	940	—	940	—
Timberlands	—	1,241	—	4,155	5,396	—	5,396	107
Gadsden County, Florida
Timberlands	—	1,302	—	4,406	5,708	—	5,708	113
Gulf County, Florida
Unimproved Land	—	58	—	—	58	—	58	7
Misc. Buildings	—	51	199	318	51	517	568	1
Land with Infrastructure	—	137	—	5,203	5,340	—	5,340	—
Timberlands	—	5,238	—	19,324	24,562	—	24,562	485
Hillsborough County, Florida
Leasehold Improvements	—	—	—	83	—	83	83	14
Land with Infrastructure	—	3,485	—	15,118	—	18,603	18,603	811
Jefferson County, Florida
Misc. Buildings	—	—	—	153	—	153	153	—
Timberlands	—	1,547	—	4,459	—	6,006	6,006	119
Leon County, Florida
Land w/Infrastructure	—	928	—	26,132	27,060	—	27,060	37
Misc. Buildings	—	—	27	7,639	—	7,666	7,666	61
Timberlands	—	923	—	3,377	4,300	—	4,300	85
Liberty County, Florida
Misc. Buildings	—	—	—	661	—	661	661	16
Timberlands	—	2,930	—	11,010	13,940	—	13,940	265
Orange County, Florida
Leasehold Improvements	—	—	—	6	—	6	6	—
Building	—	—	17,934	—	—	17,934	17,934	359
Construction in Progress	—	10,905	99	1,493	12,398	99	12,497	—
Palm Beach County, Florida	—	—	—	—	—	—	—	—
Construction in Progress	—	—	—	6,666	—	6,666	6,666	420
Pinellas County, Florida
Office Buildings	—	—	29,737	—	—	29,737	29,737	1,573
St. Johns County, Florida
Land w/Infrastructure	—	3,846	—	38,289	42,135	—	42,135	32
Buildings	—	—	—	2,610	—	2,610	2,610	92
Construction in Progress	—	—	—	7,200	7,200	—	7,200	—
Volusia County, Florida
Land w/infrastructure	—	4,091	—	40,116	44,207	—	44,207	87
Buildings	—	—	—	1,255	—	1,255	1,255	49

S-2

	Initial Cost to Company				Carried at Close of Period

				Costs Capitalized		Buildings
			Buildings &	Subsequent to	Land & Land	and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Wakulla County, Florida
Misc. Buildings	—	—	—	45	—	45	45	—
Unimproved Land	—	8	—	41	49	—	49	41
Timberlands	—	1,175	—	4,336	5,511	—	5,511	109
Walton County, Florida
Land w/Infrastructure	—	59	—	66,567	66,626	—	66,626	192
Construction in progress	—	—	—	1,028	1,028	—	1,028	—
Buildings	—	—	—	25,230	—	25,230	25,230	326
Timberlands	—	354	—	1,052	1,406	—	1,406	28
Other Florida Counties
Misc. Land	—	29	—	1,908	1,937	—	1,937	—
Timberlands	—	685	—	3,319	4,004	—	4,004	38
District of Columbia
Leasehold Improvements	—	—	—	117	—	117	117	34
Buildings	—	—	66,322	—	—	66,322	66,322	184
Georgia
Leasehold Improvements	—	—	—	176	—	176	176	41
Buildings	—	18,947	12,873	691	—	32,511	32,511	304
Timberlands	—	235	—	433	668	—	668	—
North Carolina
Land w/Infrastructure	—	23,709	—	15,213	38,922	—	38,922	—
Leasehold Improvements	—	—	—	132	—	132	132	15
Tennessee
Unimproved Land	—	36	—	—	36	—	36	—
Texas
Land with Infrastructure	—	6,090	—	23,902	29,992	—	29,992	822
Construction in Progress	—	—	—	136	136	—	136	—
Virginia	—	—	—	—	—	—	—
Land with Infrastructure	—	5,582	—	17	5,599	—	5,599	—
Leasehold improvements	—	—	—	1,080	—	1,080	1,080	105
TOTALS	$—	$102,689	$128,534	$430,748	$408,230	$253,741	$661,971	$9,467

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2001 for federal income tax purposes is approximately $538,545.

(B)	Reconciliation of real estate owned (in thousands of dollars):

	2001	2000	1999

Balance at Beginning of Year	$493,545	$806,897	$600,746
Amounts Capitalized	437,826	314,749	310,254
Amounts Retired or Adjusted	(269,400)	(628,101)	(104,103)

Balance at Close of Period	$661,971	$493,545	$806,897

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

Balance at Beginning of Year	$5,361	$61,272	$54,546
Depreciation Expense	6,190	15,047	14,817
Amounts Retired or Adjusted	(2,083)	(70,958)	(8,091)

Balance at Close of Period	$9,468	$5,361	$61,272

S-3