Form 10-K/A
period 2001-12-31
ST JOE CO
filed 2002-04-03
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

      This Amendment No. 1 is being filed to correct a typographical error on the Consolidated Statements of Cash Flows on page F-5 in the section titled “Cash flows from operating activities.” The change in other assets for the year ended December 31, 2001 is being corrected from $30,338 to $(30,318).

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

      At December 31, 2001, the Company had 4 properties totaling approximately 356,000 square feet under construction or in the planning stages. Projects being developed by the Company include:

ST. JOE COMMERCIAL

PROJECTS UNDER DEVELOPMENT

December 31, 2001

			Net Rentable	Pre
	Market	Ownership %	Square Feet	Leased %

Northwest Florida
SouthWood One	Tallahassee, FL	100%	88,000	0%
Beckrich One	Panama City Beach, FL	100%	34,000	29%

			122,000

			Net Rentable	Pre
	Market	Ownership %	Square Feet	Leased %

Northeast Florida
TNT Logistics	Jacksonville, FL	100%	99,000	67%
245 Riverside	Jacksonville, FL	100%	135,000	22%

			234,000

Total			356,000

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

INDEX TO EXHIBITS

Exhibit
Number

2.01	—	Limited Partnership Agreement of St. Joe/Arvida Company, L.P. (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
2.02	—	Agreement of Limited Partnership of St. Joe/CNL Development, Ltd. (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
2.03	—	Stock Purchase Agreement dated as of September 1, 1995 between St. Joe Industries Inc. and TPG Communications, Inc. (Incorporated herein by reference to Exhibits filed with The Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995)
2.04	—	Asset Purchase Agreement dated as of November 1, 1995 by and among St. Joe Forest Products Company, St. Joe Container Company and St. Joe Paper Company, on the one Hand and Four M Corporation and St. Joe Paper company in the other hand (the “Asset Purchase Agreement”) (incorporated herein by reference and Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995)
2.05	—	Amendments dated December 14, 1995; December 20, 1995; January 10, 1996 and January 12, 1996 to the Asset Purchase Agreement (incorporated herein by reference to the Registrant’s Proxy Statement for the Special Meeting of Stockholders on April 24, 1996)
2.06	—	Agreement for Purchase and Sale of Assets and Stock between St. Joe Real Estate Services, Inc. et.al. and CMT Holding, Ltd. (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998)
2.07	—	Purchase Agreement by and among Dominion Capital, Inc., Goodman-Segar-Hogan-Hoffler, Inc et.al. and St. Joe Commercial Property Services, Inc dated September 24, 1998 (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1998)
3.01	—	Articles of Incorporation, as amended (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
3.02	—	Articles of Amendment dated January 8, 1998 (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b)
3.03	—	Amended By-Laws dated March 18, 1997 (Incorporated herein by reference to Exhibit 3(b) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996
3.04	—	Restated and Amended Articles of Incorporation of the St. Joe Company dated May 12 1998 (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1998
3.05	—	Exchange and Purchase and Sale Agreement by and among The South Florida Water Management District: United States Sugar Corporation; Okeelanta Corporation, South Florida Industries, Inc, and Florida Crystals Corporation and The St. Joe Company; The United States Department of the Interior; and The Nature Conservancy dated March 25,1999 (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999.))
4.01	—	Registration Rights Agreement between the Registrant and the Alfred I. DuPont Testamentary Trust, dated December 16, 1997 (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
10.01	—	Employment Agreement of Peter Rummell, dated January 7, 1997(Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))

Exhibit
Number

10.02	—	Employment Agreement of Robert M. Rhodes, dated November 5, 1997 (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
10.03	—	Form of Severance Agreement (Incorporated herein by reference to Exhibits filed with the Company’s Prospectus filed February 11, 1998 under Rule 424 (b))
10.04	—	Distribution and Recapitalization Agreement (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 30, 1999.)
10.05	—	Indemnification Agreement (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 30, 1999.)
10.06	—	Master Agreement (Incorporated herein by reference to Exhibits filed in the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended September 30, 1999.)
10.07	—	Amended and Restated Master Agreement (Incorporated herein by reference to Exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.08	—	Amended and Restated Severance Agreement of Peter S. Rummell.
10.09	—	Long-term Incentive Compensation Agreement of Kevin M. Twomey.
10.10	—	Long-term Incentive Compensation Agreement of Robert M. Rhodes.
21.01	—	Subsidiaries of The St. Joe Company
23.01	—	Independent Auditors Consent*
99.01	—	Supplemental Calculation of Selected Consolidated Financial Data

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

Dated: April 3, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated.

Signature	Title

/s/ Peter S. Rummell* Peter S. Rummell	Chairman of the Board Chief Executive Officer (Principal Executive Officer)

/s/ Kevin M. Twomey* Kevin M. Twomey	President, Chief Operating Officer Chief Financial Officer (Principal Financial Officer)

/s/ Janna L. Connolly Janna L. Connolly	Vice President and Controller (Principal Accounting Officer)

/s/ Michael L. Ainslie* Michael L. Ainslie	Director

/s/ Hugh M. Durden* Hugh M. Durden	Director

/s/ John S. Lord* John S. Lord	Director

/s/ Herbert H. Peyton* Herbert H. Peyton	Director

/s/ John J. Quindlen* John J. Quindlen	Director

/s/ Walter L. Revell* Walter L. Revell	Director

Signature	Title

/s/ Frank S. Shaw, Jr.* Frank S. Shaw, Jr.	Director

/s/ Winfred L. Thornton* Winfred L. Thornton	Director

/s/ John D. Uible* John D. Uible	Director

Dated: April 3, 2002

*By: /s/ Kevin M. Twomey _________________________________________ President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

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

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$70,205	$100,323	$124,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,619	51,783	49,368
Imputed interest on long-term debt	9,524	8,776	1,799
Minority interest in income	524	9,954	19,243
Gain on sale of property and investments	(38,331)	(106,764)	(28,039)
Equity in unconsolidated community residential joint ventures	(24,127)	(18,217)	(20,470)
Origination of mortgage loans, net of proceeds from sales	(32,720)	—	—
Proceeds from mortgage warehouse line of credit, net of repayments	32,066	—	—
Gain on sale of discontinued operations	—	—	(41,354)
Deferred income tax expense (benefit)	42,799	23,750	(11,506)
Impairment losses	500	6,455	7,162
Purchases and maturities of trading investments, net	—	25,040	(14,234)
Cost of community residential properties	165,444	99,672	24,339
Expenditures for community residential properties	(229,530)	(196,382)	(60,078)
Distributions from unconsolidated community residential joint ventures	22,473	17,623	19,428
Gain on valuation of derivatives	(3,966)	—	—
Changes in operating assets and liabilities:
Accounts receivable	17,990	(36,705)	1,004
Other assets	(30,318)	(34,613)	(19,655)
Accounts payable, accrued liabilities, casualty reserves and other	28,807	49,624	(29,451)
Income taxes payable	(5,057)	2,062	7,408
Discontinued operations — noncash charges and working capital changes	—	215	27,610

Net cash provided by operating activities	55,902	2,596	56,931

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,068)	(135,590)	(45,673)
Purchases of investments in real estate	(208,296)	(118,367)	(236,083)
Purchases of available for sale investments	—	(7,359)	(142,992)
Investments in joint ventures and purchase business acquisitions, net of cash received	(19,380)	(21,071)	(49,433)
Proceeds from dispositions of assets	155,242	143,465	95,510
Proceeds from sale of discontinued operations	—	—	150,682
Maturities and redemptions of available for sale investments	6,530	40,404	167,197
Distributions from unconsolidated affiliates	2,500	1,875	4,516

Net cash used in investing activities	(78,472)	(96,643)	(56,276)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of prepayments	83,470	122,360	5,741
Proceeds from other long-term debt	77,230	27,000	107,025
Repayments of other long-term debt	(4,453)	(8,681)	(7,573)
Proceeds from exercise of stock options and stock purchase plan	40,161	18,337	—
Dividends and special distributions paid to stockholders	(6,873)	(6,816)	(1,765)
Dividends paid to minority interest	—	(980)	(1,672)
Spin off of subsidiary	—	1,072	—
Treasury stock purchased	(177,630)	(78,627)	(69,532)

Net cash provided by financing activities	11,905	73,665	32,224

Net increase (decrease) in cash and cash equivalents	(10,665)	(20,382)	32,879
Cash and cash equivalents at beginning of year	51,605	71,987	39,108

Cash and cash equivalents at end of year	$40,940	$51,605	$71,987

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