Form 10-Q
period 2002-03-31
ST JOE CO
filed 2002-05-15
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
YES [ X ]    NO  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2002, there were 96,606,971 shares of common stock, no par value, issued and 80,485,422 outstanding, with 16,121,549 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

		Page No.
PART I	Financial Information:
	Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Income – Three months ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows – Three months ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	13
PART II	Other Information
	Exhibits and Reports on Form 8-K	23

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	March 31,	December 31,
	2002	2001

ASSETS
Investment in real estate	$751,442	$736,734
Cash and cash equivalents	41,168	40,940
Short term investments	125	23,689
Marketable securities	40,559	141,086
Accounts receivable	27,149	27,783
Mortgage loans held for sale	—	32,720
Prepaid pension asset	89,037	86,612
Property, plant and equipment, net	39,765	49,826
Goodwill	52,599	143,383
Other assets	61,338	57,786
Assets held for sale	172,250	—

Total assets	$1,275,432	$1,340,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$368,945	$498,015
Accounts payable	36,882	49,290
Accrued liabilities	77,902	59,213
Deferred income taxes	186,360	211,914
Minority interest in unconsolidated subsidiaries	5,324	4,054
Liabilities related to assets held for sale	62,392	—

	737,805	822,486
Stockholders’ equity:
Common stock, no par value; 180,000,000 shares authorized; 96,490,417 and 95,509,175 issued at March 31, 2002 and December 31, 2001, respectively	101,422	83,154
Retained earnings	792,740	724,832
Accumulated other comprehensive income	24,872	88,137
Restricted stock deferred compensation	(841)	(951)
Treasury stock, at cost, 16,121,549 and 15,999,567 shares at March 31, 2002 and December 31, 2001, respectively	(380,566)	(377,099)

Total stockholders’ equity	537,627	518,073
Commitments and contingencies (Notes 6 and 9)

Total liabilities and stockholders’ equity	$1,275,432	$1,340,559

See notes to consolidated financial statements

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months
	Ended March 31

	2002	2001

Operating revenues	$121,680	$86,282

Expenses:
Operating expenses	88,368	59,706
Corporate expense, net	5,319	4,180
Depreciation and amortization	4,949	4,732

Total expenses	98,636	68,618

Operating profit	23,044	17,664

Other income (expense):
Investment income	1,029	1,306
Interest expense	(3,926)	(3,747)
Gain on settlement of forward sale contracts	94,698	—
Other, net	1,704	2,388

Total other income (expense)	93,505	(53)

Income from continuing operations before income taxes and minority interest	116,549	17,611
Income tax expense	44,169	6,691
Minority interest	177	11

Income from continuing operations	72,203	10,909

Income from discontinued operations
Earnings from discontinued operations (net of income taxes of $1,244 and $75 in 2002 and 2001, respectively)	1,980	119
Gain on sale of discontinued operations, net of income taxes of $117)	187	—

Net income	$74,370	$11,028

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.90	$0.13
Income from discontinued operations:
Earnings from discontinued operations	0.03	0.00
Gain on sale of discontinued operations	—	—

Net income	$0.93	$0.13

Diluted
Income from continuing operations	$0.87	$0.13
Income from discontinued operations:
Earnings from discontinued operations	0.03	0.00
Gain on sale of discontinued operations	—	—

Net income	$0.90	$0.13

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months
	Ended March 31

	2002	2001

Cash flows from operating activities:
Net income	$74,370	$11,028
Adjustments to reconcile net income to net cash used in operating activities:
Gain recorded on settlement of forward sale contracts	(94,698)	—
Depreciation and amortization	5,841	6,794
Imputed interest on long-term debt	2,589	2,327
Minority interest in income	177	11
Deferred income tax expense	17,205	6,012
Equity in income of unconsolidated affiliates	(4,268)	(3,485)
Origination of mortgage loans, net of proceeds from sales	(8,969)	—
Proceeds from mortgage warehouse line of credit, net of repayments	(8,681)	—
Gain on sales of property and investments	(21,041)	(15,673)
Cost of community residential properties	39,959	24,908
Expenditures for community residential properties	(64,065)	(52,311)
Distributions from unconsolidated community residential joint ventures	21,580	11,152
Gain on valuation of derivative	(861)	—
Changes in operating assets and liabilities:
Accounts receivable	(470)	11,004
Other assets	5,659	(15,927)
Accounts payable, accrued liabilities, and other liabilities	19,586	(8,099)
Income taxes payable	3,716	(1,801)
Cash of discontinued operations	(20,695)	—

Net cash used in operating activities	(33,066)	(24,060)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,904)	(2,653)
Purchases of investments in real estate	(10,921)	(26,177)
Investments in joint ventures and purchase business acquisitions, net of cash received	(5,041)	(3,186)
Maturities and redemptions of available-for-sale investments	5,757	663
Proceeds from disposition of assets	25,515	16,643
Proceeds from settlement of forward sale contracts	1,525	—

Net cash provided by (used in) investing activities	12,931	(14,710)
Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	(195,764)	76,805
Proceeds from other long-term debt	213,023	2,450
Repayments of other long-term debt	(984)	(693)
Proceeds from exercise of stock options and stock purchase plan	14,018	12,223
Dividends paid to stockholders	(6,463)	(6,580)
Treasury stock purchased	(3,467)	(57,357)

Net cash provided by financing activities	20,363	26,848
Net increase (decrease) in cash and cash equivalents	228	(11,922)
Cash and cash equivalents at beginning of period	40,940	51,605

Cash and cash equivalents at end of period	$41,168	$39,683

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K/A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-lived assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. The Company recorded no impairment loss during the quarters ended March 31, 2002 and 2001.

     In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 addresses issues relating to the implementation of FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed of (“FAS 121”) and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value, less cost to sell. It also established criteria beyond that previously specified in FAS 121 to determine when a long-lived asset is held for sale, including a group of assets and liabilities that represents the unit of accounting for a long-lived asset classified as held for sale. Among other things, those criteria specify that (a) an asset must be available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets and (b) the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year, with certain exceptions. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that 1) can be distinguished from the rest of the entity and 2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

     The Company has adopted FAS 144 as of January 1, 2002 and, therefore, the results of components of the Company that meet the criteria 1) and 2) above, have been accounted for as discontinued operations in accordance with FAS 144.

Goodwill

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

     As a result of FAS 142, the Company ceased to amortize $143.4 million of goodwill as of January 1, 2002. In lieu of amortization, the Company is required to perform an initial impairment review of all goodwill in 2002 and an annual impairment review thereafter. The Company has begun its initial review and thus far has found no indication of impairment.

Earnings Per Share

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

     Through May 2001, the Company’s Board of Directors authorized a total of $500 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). On December 6, 2000, the Company entered into an agreement with the Alfred I DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods. The last of these agreements expired on September 6, 2001 and has not been renewed. During the first quarter of 2002, a total of 78,000 shares were repurchased on the open market. As of March 31, 2002, a total of 12,082,366 shares have been repurchased on the open market and 4,001,400 shares have been repurchased from the Trust. In addition, during the first quarter of 2002, the Company issued 893,280 shares upon the exercise of stock options.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended March 31,

	2002	2001

Basic	79,836,801	82,939,359
Diluted	82,974,001	86,012,932

Comprehensive Income

     The Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. For the three months ended March 31, 2002 and 2001, total comprehensive income was approximately $11.1 million and $21.0 million, respectively.

Supplemental Cash Flow Information

     The Company paid $3.2 million and $2.8 million for interest in the first three months of 2002 and 2001, respectively. The Company received income tax refunds of $(1.2) million, net of payments made, in the first three months of 2002 and, for the first three months of 2001, paid $0.8 million for income taxes. The Company capitalized interest expense of $1.1 million and $1.6 million the first three months of 2002 and 2001, respectively.

     Cash flows related to residential real estate development activities are included in operating activities on the statements of cash flows.

     The Company’s non-cash activities included the settlement of a portion of its Forward Sale Contracts (Note 7). The Company transferred stock with a fair value of $74.3 million to a financial institution and settled hedge instruments with a fair market value of $27.1 million, which reduced the debt associated with the sale of the equity securities by $97.0 million.

3.     DISCONTINUED OPERATIONS

Residential Real Estate Services

     As a result of rapid consolidation in the residential real estate services business, the Company had the opportunity to sell Arvida Realty Services (“ARS”), its wholly-owned subsidiary, at a significant increase in value. On April 17,2002, the Company completed the sale of ARS, its residential real estate services segment, to Cendant Corporation’s subsidiary, NRT, Inc., for approximately $170 million, which includes payment for working capital of ARS at April 17, 2002 of approximately $12 million, in an all cash transaction. Accordingly, the Company has reported its residential real estate services operations as discontinued operations for the quarters ended March 31, 2002 and 2001. Revenues from ARS were $63.7 million and $53.8 million for the three months ended March 31, 2002 and 2001, respectively. Net income for ARS was $2.0 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively.

     The major classes of assets and liabilities of ARS, which are reported as held for sale at March 31, 2002, are as follows (in thousands):

Assets:
Cash, cash equivalents and short-term investments	$38,501
Mortgage loans held for sale	23,751
Property, plant and equipment and other assets	17,693
Goodwill	92,305

Total assets	$172,250

Liabilities:
Debt	$41,193
Other liabilities	21,199

Total liabilities	$62,392

Commercial real estate

     The commercial real estate segment sold two office buildings during the first quarter of 2002 for proceeds of $1.6 million, resulting in a pretax gain of $0.3 million, or $0.2 million net of tax. Revenues from the two commercial office buildings were less than $0.1 million for the three months ended March 31, 2002 and 2001. Net operating income from the two commercial office buildings was less than $0.1 million for the three months ended March 31, 2002 and 2001.

4.     REAL ESTATE INVESTMENTS

Real estate investments include the following (in thousands):

	March 31, 2002	December 31, 2001

Operating property:
Community residential development	$38,036	$36,944
Land sales	1,927	1,387
Commercial real estate	231,768	230,409
Forestry	93,909	95,976
Hospitality and other	21,648	19,331

Total operating property	387,288	384,047

Development property
Community residential development	239,902	215,816
Land sales	379	390

Total development property	240,281	216,206

Investment property
Land sales	307	161
Commercial real estate	59,609	58,054
Hospitality and other	3,340	3,503

Total investment property	63,256	61,718

Investment in unconsolidated affiliates
Community residential development	47,975	60,949
Commercial real estate	22,724	23,282

Total investment in unconsolidated affiliates	70,699	84,231

Total real estate investments	761,524	746,202
Accumulated depreciation	10,082	9,468

Net real estate investments	$751,442	$736,734

     Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land and property currently under development. Investment property is the Company’s land held for future use.

5.     GOODWILL

     On January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations (“FAS 141”), and FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). As a result of FAS 142, the Company ceased to amortize $143.4 million of goodwill as of January 1, 2002. Following is a presentation of net income amounts as if FAS 142 had been applied for all periods presented. (Dollars in thousands, except for per share amounts)

	For the quarter ended March 31,

	2002	2001

Reported net income	$74,370	$11,028
Add back: Goodwill amortization	—	1,477

Adjusted net income	$74,370	$12,505

Basic earnings per share:
Reported net income	$0.93	$0.13
Goodwill amortization	—	0.02

Adjusted net income	$0.93	$0.15

Diluted earnings per share:
Reported net income	$0.90	$0.13
Goodwill amortization	—	0.02

Adjusted net income	$0.90	$0.15

6.     DEBT

     Long-term debt consisted of the following (in thousands):

	March 31, 2002	December 31, 2001

Medium-term notes	$175,000	$—
Minimum liability owed on sale of equity securities	36,863	131,241
Senior revolving credit agreement, unsecured	15,000	205,000
Debt secured by certain commercial and residential property	137,547	101,516
Various secured and unsecured notes payable	4,535	4,620
Revolving credit agreement, warehouse line and other debt of discontinued operation	—	55,638

Total debt	$368,945	$498,015

     The aggregate maturities of long-term debt subsequent to March 31, 2002 are as follows (in thousands): 2002, $53,548; 2003, $1,582; 2004, $32,713; 2005, $21,436; 2006, $1,926; thereafter, $257,740.

     On February 7, 2002, the Company issued a series of senior notes in a private placement with an aggregate principal amount of $175.0 million. The maturities of the notes are as follows: 3 Year — $18.0 million, 5 Year — $67.0 million, 7 Year — $15.0 million, 10 Year — $75.0 million. The notes bear fixed rates of interest ranging from 5.64% — 7.37% and interest will be payable semiannually. Upon receipt of proceeds, the Company partially paid down its $250.0 million line of credit. The notes contain financial covenants similar to those in its $250.0 million line of credit.

     On February 26, 2002, the Company settled $97.0 million of its minimum liability owed on sale of equity securities by delivering shares of equity securities to a major financial institution.

     On March 25, 2002, the Company entered into a new fixed-rate debt agreement, in the amount of $26 million, secured by a mortgage on a commercial building. The note bears interest at a rate of 7.05% and matures on April 1, 2012.

7.     MARKETABLE SECURITIES AND DERIVATIVE INSTRUMENTS

     The Company entered into three-year forward sale contracts (“Forward Sale Contracts”) with a major financial institution leading to the ultimate disposition of its investments in equity securities. Under the Forward Sale Contracts, the Company received approximately $111.1 million in cash and is obligated to settle the forward transaction by October 15, 2002 by delivering either cash or a number of the equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation of up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities have been recorded at fair value on the balance sheet and the related unrealized gain, net of tax, has been recorded in accumulated other comprehensive income. At the inception of the transaction, the Company recorded a liability in long-term debt for approximately $111.1 million, which has been increased as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. In addition, the Forward Sale Contracts have been designated as a fair value hedge of the marketable securities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”).

     On February 26, 2002, the Company settled a portion of the Forward Sale Contracts by delivering equity securities to the financial institution. The liability related to the contracts that were settled was $97.0 million at the time of settlement and the resulting gain that was recognized in the first quarter of 2002 was $94.7 million pre-tax, $61.6 million, net of tax. The balance of the liability, if held to maturity on October 15, 2002 will be $38.3 million, plus any appreciation in the securities beyond the first 20%. The net cash received at settlement was $1.5 million.

     With respect to the remaining securities, the fair value of the Forward Sale Contracts decreased by $6.0 million to $2.8 million during the first quarter of 2002. The net impact to the statement of income for the period was a gain of $0.9 million, which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts. The Company excludes this amount from its assessment of hedge effectiveness of the Forward Sale Contracts under FAS 133.

8.     SEGMENT INFORMATION

     The Company conducts primarily all of its business in five reportable operating segments, which are community residential development, commercial real estate development and services, land sales, forestry and transportation. The Company’s former residential real estate services segment has been reported as a discontinued operation following the Company’s decision to sell ARS. Intercompany transactions have been eliminated. The Company evaluates a segment’s performance based on EBITDA. EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization, and is net of the effects of minority interests. EBITDA excludes gains (losses) from discontinued operations except for gains (losses) from sales of assets which are classified as discontinued operations under the provisions of FAS 144 and are sold in in the normal course of business. EBITDA also excludes gains (losses) on sales of nonoperating assets. EBITDA is considered a key financial measurement in the industries that the Company operates. The segment labeled other primarily consists of investment income, net of corporate general and administrative expenses. Also included in the segment labeled other are the revenues and costs related to the hospitality development group. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows: (In thousands)

	Three months ended March 31,

	2002	2001

Total Revenues:
Community residential development	$63,428	$39,275
Commercial real estate development and services	23,283	19,411
Land sales	22,626	17,458
Forestry	10,287	9,315
Transportation	433	482
Other	1,623	341

Total revenues	$121,680	$86,282

EBITDA:
Community residential development	$11,053	$7,861
Commercial real estate development and services	2,802	1,895
Land sales	18,403	14,433
Forestry	2,917	4,036
Transportation	(236)	(393)
Other	(3,407)	(2,986)

EBITDA	31,532	24,846
Adjustments to reconcile EBITDA to income from continuing operations:
Depreciation and amortization	(4,949)	(4,732)
Gain on valuation of derivatives	861	1,697
Gain on settlement of forward sale contracts	94,698	—
Other income	(821)	(25)
Interest expense	(4,949)	(4,208)
Income tax expense	(44,169)	(6,691)
Minority interest	—	22

Income from continuing operations	$72,203	$10,909

	March 31, 2002	December 31, 2001

Total Assets:
Community residential development	$350,503	$315,427
Commercial real estate development and services	362,862	353,307
Residential real estate services	—	183,541
Land sales	17,268	3,313
Forestry	107,214	106,818
Transportation	14,558	14,651
Unallocated corporate investments	250,777	363,502
Assets of ARS held for sale	172,250	—

Total assets	$1,275,432	$1,340,559

9.     CONTINGENCIES

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

     The Company is jointly and severally liable as guarantor on five credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $100.1 million; the amount outstanding at March 31, 2002 totaled $84.1 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.5 million and $4.6 million as of March 31, 2002 and December 31, 2001, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     This report may contain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe” or other words of similar meaning.

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

Sale of ARS

     On April 17, 2002, the Company completed the sale of Arvida Realty Services (“ARS”) its residential real estate services segment, to Cendant Corporation’s subsidiary, NRT, Inc. for approximately $170 million, which includes payment for working capital of ARS at April 17, 2002 of approximately $12 million, in an all cash transaction. Accordingly, the results of operations of ARS have been reflected as discontinued operations for all periods presented.

Results of Operations

Consolidated Results

Three Months Ended March 31

     Operating revenues increased $35.4 million, or 41% to $121.7 million for the first quarter of 2002 as compared to $86.3 million in the first quarter of 2001. Operating expenses totaled approximately $88.4 million, an increase of $28.7 million, or 48%, for the first quarter of 2002 as compared to $59.7 million for the first quarter of 2001. Depreciation and amortization increased $0.2 million, or 4%, to $4.9 million for the first quarter of 2002 from $4.7 million in the first quarter of 2001. The increase is due to additional depreciation on buildings placed in service since last year. Included in first quarter 2001 operations was goodwill amortization totaling $1.0 million. Corporate expense increased $1.1 million, or 26% , to $5.3 million from $4.2 million, primarily due to the effects of increased employee benefit costs. Corporate expense included prepaid pension income of $2.4 million in the first quarter of 2002, compared to $2.5 million in the first quarter of 2001.

     Other income (expense) was $93.5 million in the first quarter of 2002 compared to ($0.1) million in 2001. During the first quarter of 2002, the Company recorded pre-tax gains of $94.7 million ($61.6 million net of tax) resulting from the settlement of a portion of its forward sale contracts. The remaining forward sale contracts will be settled in 2002.

     Income tax expense on continuing operations totaled $44.2 million, an effective rate of 38%, for the first quarter of 2002 as compared to $6.7 million, an effective rate of 38% for the first quarter of 2001.

     Discontinued operations includes the results of ARS and the gain on sale and operations of two commercial office buildings disposed of in the first quarter of 2002. Revenues generated by ARS in the first quarter of 2002 totaled $63.7 million, an increase of 18% compared to $53.8 million in 2001. Operating expenses for ARS for the first quarter of 2002 totaled $59.9 million, an increase of 15% compared to $52.1 million in 2001. Net income for the first quarter of 2002 for the discontinued operations was $2.0 million compared to $0.1 million in 2001. Net EBITDA was $4.2 million in the first quarter of 2002 compared to $2.3 million in 2001. Revenues, operating expenses, net income and EBITDA generated from the operations of the two commercial office buildings sold were all less than $0.1 million for both periods and the net of tax gain realized from the sale of the two buildings totaled $0.2 million.

     Net income for the first quarter of 2002 was $74.4 million or $0.90 per diluted share as compared to $11.0 million or $0.13 per diluted share for the first quarter of 2001.

Results of Operations by Business Segment

Community residential development

	Three months ended
	March 31,

	2002	2001

	(in millions)
Revenues	$63.4	$39.2
Operating expenses	53.3	32.0
Depreciation and amortization	0.8	0.2
Other income (expense)	0.1	0.2
Pretax income from continuing operations	9.4	7.3
EBITDA	11.1	7.9

     The Company’s community residential development operations currently consist of its residential development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”) and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded using the equity method of accounting for investments. These two partnerships are developing a total of approximately 20 communities in various stages of planning and execution primarily focused in northwest, northeast, and central Florida. The Company also formed two 50/50 joint ventures with an unrelated third party to develop a residential community in Palm Beach county, Florida and one near Tampa, Florida.

     WaterColor, a coastal resort community in Walton County, Florida began sales in March of 2000. St. Joe/Arvida is building homes and condominiums and is selling developed homesites in WaterColor. The beach club, boat house, WaterColor Inn and Fish Out of Water restaurant are now operational. Fresh Daily, WaterColor’s local gourmet market opened in March. A casual lakeside restaurant with family dining is scheduled to open early this summer. WaterColor will eventually be a 1,140 unit beachfront resort and residential community.

     Approximately three miles east of WaterColor on about a mile of beachfront property, WaterSound is being planned as an exclusive and secluded beachfront community. Sales of homesites began at WaterSound in the third quarter of 2001. This community is planned to include 500 units. Sales of 81 beachfront multifamily units designed by Graham Gund, are expected to begin this spring. The Camp Creek Golf Course, located approximately four miles east of WaterColor and within one-half mile of WaterSound, opened in May 2001.

     SouthWood is located in southeast Tallahassee, Florida. Plans for SouthWood include approximately 4,250 homes and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Sales of homes and homesites commenced in the second quarter of 2001.

     WindMark Beach is a beachfront community located in Gulf County, Florida. This 80-acre community currently under development will offer 110 homesites, many of which will be beachfront. WindMark Beach will also offer a pool club, several community docks and a conservation area accessed by boardwalks and trails. Planning is also underway for further development at WindMark, adjacent to WindMark Beach. The proposed community requires a DRI and is being planned for approximately 1,500 units with a beach club and golf course.

     SummerCamp, a new beachfront vacation community is located in Franklin County, Florida. Planning and entitlements are underway to develop 499 units.

     James Island is located in Jacksonville, Florida on 194 acres acquired by the Company. At full build-out, the community is expected to include approximately 365 housing units. With 77 units remaining, sales at James Island are expected to be concluded in early 2003.

     During 2001, sales commenced at St. Johns Golf and Country Club in St. Johns County, Florida. This community is planned to include 799-units and an 18-hole golf course which opened for play in 2001. Infrastructure is now underway on the second phase.

     Sales commenced at Victoria Park, near Orlando, Florida in 2001. This 1,859 acre community will have approximately 4,000 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course.

Three Months Ended March 31

     Real estate sales totaled $56.3 million with related costs of sales of $41.2 million during the first quarter of 2002 as compared to sales of $35.0 million in 2001 with related cost of sales of $24.9 million. Following is a detail of activity by development (in millions):

	Quarter ended March 31, 2002				Quarter ended March 31, 2001

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units (a)	Revenues	sales	Profit	Units (a)	Revenues	sales	Profit

Northwest Florida:
WaterColor	21	$9.2	$5.1	$4.1	10	$11.1	$5.9	$5.2
WaterSound	23	6.1	2.6	3.5	—	—	—	—
Summerwood	9	1.3	1.2	0.1	10	1.7	1.5	0.2
Woodrun	1	0.3	0.3	—	5	0.5	0.7	(0.2)
SouthWood	30	4.5	3.1	1.4	13	0.8	0.4	0.4
The Hammocks	10	1.1	1.0	0.1	—	—	—	—
WindMark Beach	12	2.5	0.6	1.9	—	—	—	—
Other Bay County	1	0.1	0.1	—
Northeast Florida:
James Island	18	5.4	4.6	0.8	7	2.3	2.0	0.3
RiverTown	—	—	—	—	5	2.0	0.3	1.7
St. Johns Golf & Country Club	24	5.1	4.2	0.9	25	1.3	0.8	0.5
Central Florida:
Victoria Park	10	1.5	1.3	0.2	3	0.2	0.2	—
North Carolina and South Carolina:
Saussy Burbank	100	19.2	17.1	2.1	58	15.1	13.1	2.0

Total		$56.3	$41.2	$15.1		$35.0	$24.9	$10.1

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

     During the first quarter of 2002 there were 10 lots, 8 multi-family residences, and 3 single-family residences closed at WaterColor. The average price of a lot sold in 2002 was $279,500 compared to $518,000 in 2001. The average price of a multi-family unit sale in the first quarter of this year was $895,000 compared to $425,000 last year. There were 5 beachside multi-family units closed this quarter with an average price of $1,150,000. The average price of a single-family home this year was $660,000 compared to $569,000 last year. Revenue and costs of sales associated with multi-family housing units are recognized using the percentage of completion method of accounting.

     Other revenues from the WaterColor Inn, other resort operations, management fees and rental income totaled $2.3 million with related costs of $4.1 million in the first quarter of 2002 as compared to $0.2 million in revenues and $0.9 million in related costs in 2001. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $8.0 million during the first quarter of 2002 as compared to $6.2 million in 2001. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

     Income from the Company’s investment in Arvida/JMB was $5.2 million for the first quarter of 2002, as compared to $4.0 million in 2001. During the first quarter of 2002, the Company also recorded a loss from other joint ventures of $(0.4) million. The community residential development segment recorded no income from other joint ventures in the first quarter of 2001.

Land Sales

	Three months ended March 31,

	2002	2001

	(in millions)
Revenues	$22.6	$17.5
Operating expenses	4.4	3.1
Other income (expense)	0.2	—
Pretax income from continuing operations	18.4	14.4
EBITDA	18.4	14.4

     During the fourth quarter of 1999, St. Joe Land Company was created to sell parcels of land, typically 5 to 5,000 acres, from a portion of the total of 800,000 acres of timberland held by the Company in northwest Florida and southwest Georgia. These parcels can be used as large secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses. The Company also sells conservation land to government and conservation groups.

Three months ended March 31

     During the first quarter of 2002, the land sales division, excluding conservation land sales, had revenues of $15.4 million, which represented sales of 53 parcels totaling 9,439 acres at an average price of $1,632 per acre. During the first quarter of 2001, revenues were $17.5 million from the sales of 40 parcels totaling 7,506 acres at an average price of $2,318 per acre. Several large tracts were sold last year at higher prices per acre, which did not occur this year. Gross profit resulting from land sales totaled $13.5 million or 88% of total revenue as compared to gross profit in the first quarter of 2001 of $15.4 million, or 88% of total revenue.

     Initial planning and entitlement activity is underway on three RiverCamp locations across northwest Florida. RiverCamps are planned settlements in rustic settings, envisioned as a one-to- two acre cabin site sold fee simple, along with common properties including conservation areas.

     During the first quarter of 2002, the Company sold 7,008 acres of conservation land known as Sweetwater Creek Ravines in Liberty County, Florida to the State of Florida for proceeds of $7.3 million for a gross profit of $6.2 million. There were no conservation land sales in the first quarter of 2001. During the first quarter of 2002, a contract was signed for the sale of an additional 500 acres of conservation land which should close in the second quarter of this year.

Commercial real estate development and services

	Three months ended March 31,

	2002	2001

	(in millions)
Revenues	$23.3	$19.5
Operating expenses	20.8	17.6
Depreciation and amortization	2.0	2.5
Other income (expense)	(1.4)	(0.6)
Pretax income from continuing operations	(0.9)	(1.2)
Discontinued operations	0.2	—
EBITDA	2.8	1.9

     Operations of the commercial real estate development and services segment include development of St. Joe properties (“St. Joe Commercial”), development and management of the real estate portfolio of Flagler , the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. (“CGI”), to develop and manage properties throughout the southeast. Until October 9, 2000, the Company owned 54% of Florida East Coast Industries, Inc. (“FLA”) and Flagler Development Company (“Flagler”) is the wholly owned real estate subsidiary of FLA.

Three months ended March 31

     Rental revenues generated by St. Joe commercial operating properties were $7.3 million during the first quarter of 2002, an increase of 40%, compared to $5.2 million in the first quarter of 2001. Operating expenses relating to these revenues were $2.5 million, an increase of 67% compared to $1.5 million in 2001. As of March 31, 2002, the Company had interests in, either wholly owned or through partnerships, 19 operating buildings with 2.5 million total rentable square feet in service, compared to 16 operating buildings with 2.1 million total rentable square feet in service at March 31, 2001. The overall occupancy rate at March 31, 2002 was 84%, compared to 85% at March 31, 2001. Approximately 0.3 million square feet of office space is under construction as of March 31, 2002.

     Net operating income (rental revenues less operating expenses) from commercial income producing properties owned by the Company and management thereof is presented in the table below.

		Net Operating Income			Percentage
		Three Months Ended March 31,		Net	Leased at
				Rentable	March 31,
	Location	2002	2001	Square Feet	2002

		(in millions)
Harbourside	Clearwater, FL	0.3	0.4	147,000	85%
Prestige Place I and II	Clearwater, FL	0.3	0.4	143,000	86
Lakeview	Tampa, FL	0.3	0.3	125,000	92
Palm Court	Tampa, FL	0.1	0.2	62,000	93
Westside Corporate Center	Plantation, FL	0.3	0.3	100,000	83
280 Interstate North	Atlanta, GA	0.3	0.4	126,000	92
Southhall Center	Orlando, FL	0.5	—	155,000	95
1133 20th Street	Washington, DC	0.6	—	119,000	99
1750 K Street	Washington, DC	0.9	—	152,470	96
Westchase Corporate Center	Houston, TX	0.5	0.3	184,259	82
NCCI	Boca Raton, FL	—	1.2	310,000	(a )
Tree of Life	St. Augustine, Fl	0.2	—	69,000	100
TNT Logistics	Jacksonville, Fl	0.1	—	99,000	71
Nextel Call Center	Panama City Beach, Fl	0.1	—	67,000	100
Other		0.3	0.2

		$4.8	$3.7

(a)	These properties were sold prior to March 31, 2002.

     Operating revenues generated from Advantis totaled $13.4 million during the first quarter of 2002 compared with $14.0 million for the first quarter of 2001, a decrease of 4% due primarily to a decrease in brokerage revenues. Advantis expenses were $15.4 million during the first quarter of 2002 compared with $14.5 million in 2001, an increase of 6%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. Management has recently implemented a cost reduction program, the results of which are not reflective in operations as of March 31, 2002. Based on the results of these cost reduction efforts, as well as overall improving market conditions and several pending brokerage transactions, Advantis’ performance is expected to improve for the remainder of 2002.

     In the first quarter of 2002, revenues from sales of land located in Florida and Texas totaled $2.5 million and generated gross profit of $1.2 million. There were no such land sales in the first quarter of 2001.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported a net loss from these investments of $0.5 million in the first quarter of 2001, compared to a net loss of $0.5 million in the first quarter of 2001.

     General and administrative expenses for the commercial group, which are included in operating expenses, remained the same at $1.6 million for both quarters. The Company also had management and development fees earned of $0.5 million in 2002 compared to $0.8 million in 2001.

     Depreciation and amortization decreased by $0.5 million to $2.0 million. Amortization of goodwill in the first quarter of 2001 totaled $0.6 million.

     During the first quarter of 2002, the Company sold the two Park Center buildings located in Panama City, Florida for a net of tax gain of $0.2 million which is included in discontinued operations. The net operating income from the Park Centers for 2002 and 2001 was less than $0.1 million.

Forestry

	Three months ended March 31,

	2002	2001

	(in millions)
Revenues	$10.3	$9.3
Operating expenses	8.0	5.7
Depreciation and amortization	1.0	0.9
Other income (expense)	0.6	0.5
Pretax income from continuing operations	1.9	3.2
EBITDA	2.9	4.0

Three months ended March 31

     Total revenues for the forestry segment were $10.3 million in the first quarter of 2002, an increase of 11% compared to $9.3 million in the first quarter of 2001. Revenues from the cypress mill operation, which was acquired in the third quarter of 2001 were $2.0 million this year to date. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation, were $3.3 million (175,000 tons) in the first quarter of 2002 as compared to $3.9 million (182,000 tons) in 2001. Sales to other customers totaled $4.9 million (191,000 tons) in the first quarter of 2002 compared to $5.1 million (231,000 tons) in 2001. Sales per ton to outside customers was higher this year due to more sales of higher priced product such as sawtimber vs. lower priced pulpwood.

     Cost of sales were $7.4 million, or 72% of revenues, in the first quarter of 2002 as compared to $5.2 million, or 56% of revenues, in the first quarter of 2001. The cypress operation contributed $2.0 million of cost of sales. Cost of sales of sawtimber and pulpwood products increased to 65% of revenue from 56% of revenue last year due to more sales with cut and haul costs being incurred this year. Other operating expenses were $0.6 million in 2002 as compared to $0.5 million in 2001.

Transportation
(In millions)

	Three months ended
	March 31,

	2002	2001

Revenues	$0.4	$0.5
Operating expenses	0.7	0.9
Depreciation and amortization	0.4	0.4
Pretax income from continuing operations	(0.7)	(0.8)
EBITDA	(0.2)	(0.4)

Three Months Ended March 31

     ANRR operating revenues decreased $0.1 million to $0.4 million in the first quarter of 2002 as compared to 2001. ANRR’s operating expenses decreased $0.2 million to $0.7 million in the first quarter of 2002 as compared to the first quarter of 2001 due to cost cutting efforts.

     Pretax income from continuing operations was $(0.7) million for the first quarter of 2002 compared to $(0.8) million for the first quarter of 2001. ANRR operations may continue to operate at a loss unless ANRR is able to increase the traffic on its railroad or significantly reduce the costs associated with its operations.

Liquidity and Capital Resources

     The Company’s sources of cash are from its operations, investments and other liquid assets, sales of land holdings, borrowings from financial institutions and other debt. The Company uses cash for real estate development, construction and homebuilding and the repurchase of the Company’s common stock and payment of dividends. The Company’s real estate development is dependent upon the availability of funds from operations, sales of land holdings, and/or from the availability of funds under the Company’s existing credit facilities and future debt borrowings.

     The ability of the Company to generate operating cash flows is directly related to the real estate market, primarily in Florida, and the economy in general. After a downturn in the immediate aftermath of September 11, tourism in the northwest Florida region has rebounded primarily from drive-in markets. Florida’s economy in general continues to outpace the national average. Long term prospects of job growth, coupled with strong in-migration population expansion, indicate that demand levels should be favorable over the next two to five years.

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

     Through May 2001, the Company’s Board of Directors authorized a total of $500 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). On December 6, 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods. The last of these agreements expired on September 6, 2001 and has not been renewed. As of March 31, 2002 the Company had repurchased 12,082,366 shares in the open market and 4,001,400 shares from the Trust. As a result of activity leading to the recent sale of ARS, the stock repurchase program was suspended for most of the first quarter. During the first quarter of 2002, the Company repurchased 78,000 shares. The Company’s intention is to repurchase $150 million of Company stock over the course of 2002. The Company’s spending to repurchase stock is discretionary at the Board and management’s direction.

     Net cash used in operations in the first quarter of 2002 was $33.1 million. Included in cash flows from operations were expenditures of $64.1 million relating to its community residential development segment. Net cash provided by investing activities in the first quarter of 2002 was $12.9 million Included in cash flows from investing activities were capital expenditures of $14.8 million, consisting of commercial property acquisitions and development, hospitality development, and other property, plant and equipment. Proceeds from sales of assets totaled $25.5 million. In the first quarter of 2002, cash flows provided by financing activities was $20.4 million. The Company secured borrowings, collateralized by commercial property totaling $26.0 million during 2002. The Company expended $3.5 million in the first quarter of 2002 for the purchase of treasury stock.

     On February 7, 2002, the Company issued in a private placement, a series of senior notes with an aggregate principal amount of $175.0 million (“Medium Term Notes”). The maturities of the medium terms notes are as follows: 3 Year - $18.0 million, 5 Year — $67.0 million, 7 Year — $15.0 million, 10 Year — $75.0 million. The notes bear a fixed rate of interest ranging from 5.64% — 7.37% and interest will be payable semiannually. The weighted average interest rate for 2002 is 6.89%. Upon receipt of proceeds, the Company partially paid down its $250.0 million line of credit. The notes contain financial covenants similar to those in its $250.0 million line of credit.

     The Company paid its $250.0 million revolving credit line down to a balance of $15.0 million as of March 31, 2002 from proceeds received from the Medium Term Notes. The $250 million credit facility matures March 30, 2004, as amended on February 4, 2002. This facility will be available for general corporate purposes, including repurchases of the Company’s outstanding common stock. The facility includes financial performance covenants relating to its leverage position, interest coverage and a minimum net worth requirement and also negative pledge restrictions. The Company currently has adequate coverage under its financial covenants and is in compliance.

     Net cash used in operations in the first quarter of 2001 was $24.1 million. Included in cash flows from operations were expenditures of $52.3 million relating to its community residential development segment. Cash used in investing activities totaled $14.7 million and included proceeds from sales of operating and investment property of $16.6 million and expenditures of $26.2 million related to commercial real estate investments. Other capital expenditures totaled $2.7 million and represent purchases of property, plant and equipment. Cash flows from financing activities totaled $26.8 million and included $76.8 million in proceeds, net of repayments, from the Company’s $250 million line of credit and purchases of treasury stock totaling $57.4 million.

     To finance the construction of certain on-site infrastructure improvements at two of our projects, we have used community development district (“CDD”) bonds. The CDD raises funds through the issuance of generally tax-free bonds sold to investors. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements of the bond offerings. The amount of bond obligations that have been issued total $46.9 million at March 31, 2002, of which $20.7 million has been expended. Although the Company is not obligated directly to repay all of the bonds, we record a liability for future assessments which are fixed or determinable and will be levied against properties owned by the Company. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has accrued $3.5 million as of March 31, 2002 of this bond obligation.

     The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. The partnerships and joint ventures are not consolidated when the Company does not have control by voting rights and does not control the major decisions directly or indirectly of the partnership, but are recorded on either the equity method or cost method of accounting for unconsolidated affiliates. The Company’s employees do not benefit financially from these partnerships although they may serve as officers or directors of these partnerships. In connection with the operation of these partnerships and joint ventures, the partners may agree to make capital contributions from time to time. The Company believes that future contributions, if required, will not have a significant impact to the Company’s liquidity or financial position. At March 31, 2002, six of these partnerships had debt outstanding totaling $132.7 million. The Company is wholly or jointly and severally liable as guarantor on five of these credit obligations. The maximum amount of the debt guaranteed by the Company is $100.1 million and the outstanding balance at March 31, 2002 was $84.1 million.

Forward Sale Contract

     The Company has entered into three-year forward sale contracts with a major financial institution that will lead to the ultimate disposition of its investments in equity securities. Under the forward sale agreement, the Company received approximately $111.1 million in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of these equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities are recorded at fair value on the balance sheet and the related unrealized gain, net of tax, is recorded in accumulated other comprehensive income. The Company recorded a liability in long-term debt for approximately $111.1 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. On February 26, 2002, the Company settled a portion of the forward sale by delivering equity securities to the financial institution. The liability related to the contracts that were settled was $97.0 million at the time of settlement and the resulting gain that was recognized in the first quarter of 2002 was $94.7 million pre-tax, $61.6 million, net of tax. The balance of the liability, if held to maturity on October 15, 2002 will be $38.3 million, plus any appreciation in the securities beyond the first 20%. Under the forward sale contracts, if held to maturity, the Company’s maximum liability will not exceed the fair market value of the applicable marketable securities.

Contractual Obligations and Commercial Commitments

Payments Due by Period (in thousands)

Contractual cash
obligations	Total	2002	2003	2004	2005	2006	Thereafter

Debt	$368,945	$53,548	$1,582	$32,713	$21,436	$1,926	$257,740
Operating leases	13,267	3,784	3,307	2,998	1,916	1,039	223

Total Contractual Cash Obligations	382,212	57,332	4,889	35,711	23,352	2,965	257,963

Amount of Commitment Expiration Per Period (in thousands)

	Total Amounts
Other Commercial Commitments	Committed	2002	2003	2004	2005	Thereafter

Guarantees	$84,097	$61,792	$22,305	$—	$—	$—
Surety bonds	31,693	23,515	8,155	5	18	—
Standby letters of credit	5,010	3,473	1,537

Total Commercial Commitments	$120,800	$88,780	$31,997	$5	$18	$—

Quantitative Disclosures

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio, mortgages held for sale and its long-term debt. The weighted average interest rates for the various fixed rate investments and its long-term debt are based on the actual rates as of March 31, 2002. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2002.

Expected Contractual Maturities

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	$ in thousands
Equity Securities and Derivatives	3,207	—	—	—	—	—	3,207	40,559
Long-term Debt
Fixed Rate	38,537	1,565	1,665	21,436	1,926	253,740	318,869	318,869
Wtd. Avg. Interest Rate	7.9%	7.3%	7.2%	5.9%	7.2%	7.1%	7.1%
Variable Rate	15,011	17	31,048	—	—	4,000	50,076	50,076
Wtd. Avg. Interest Rate	3.5%	5.9%	6.9%	—	—	3.6%	5.6%

     As the table incorporates only those exposures that exist as of March 31, 2002, it does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss will depend on future changes in interest rate and market values.

     The above tables exclude contractual obligations, commitments and maturities of ARS, which was sold on April 17, 2002.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit

3.01 Amended and Restated By-Laws dated December 5, 2000 as amended through February 18, 2002
99.01 Supplemental Calculation of Selected Consolidated Financial Data

(b)	Reports on Form 8-K

Form 8-K Item 5 – Other events – April 17, 2002

Form 8-K/A Item 2 – Acquisition or Disposition of Assets – May 9, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St Joe Company

Date: May 14, 2002	/s/ Peter S. Rummell

Peter S. Rummell Chairman of the Board and Chief Executive Officer

Date: May 14, 2002	/s/ Kevin M. Twomey

Kevin M. Twomey President, Chief Operating Officer, and Chief Financial Officer

Date: May 14, 2002	/s/ Janna L. Connolly

Janna L. Connolly Vice President, Controller (Chief Accounting Officer)