Form 10-K/A
period 2001-12-31
ST JOE CO
filed 2002-05-24
CIK 745308

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                   (MARK ONE)

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

       Registrant's telephone number, including area code: (904) 396-6600

          Securities Registered Pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------    -----------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002 (the "Proxy Statement") are incorporated by reference in Part III of this Report Other documents incorporated by reference in this Report are listed in the Exhibit Index.

===============================================================================

This Amendment No 2 is being filed to include the separate financial statements of Arvida/JMB Partners, L.P. (a limited partnership) and consolidated ventures, a 26 percent owned subsidiary of the company.

ITEM 14.(a)2.(d).  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                                     INDEX

Report of Independent Certified Public Accountants.......................... S-4

Consolidated Balance Sheets, December 31, 2001 and 2000..................... S-5

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999.......................................... S-6

Consolidated Statements of Changes in Partners' Capital Accounts
  for the years ended December 31, 2001, 2000 and 1999...................... S-7

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999.......................................... S-8

Notes to Consolidated Financial Statements.................................. S-9

     14.(a.)3 Exhibits

23.02     Consent of Independent Certified Public Accountants

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

                                 The St. Joe Company



                                 By:  /s/ Kevin M. Twomey
                                      ----------------------------------
                                      Kevin M. Twomey
                                      President, Chief Operating Officer
                                      and Chief Financial Officer
                                      (Principal Financial Officer)
Dated: May 21, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated.

                   SIGNATURE                            TITLE

                                             Chairman of the Board,
                                             Chief Executive Officer
 /s/ Peter S. Rummell *                      (Principal Executive Officer)
 --------------------------------------
 Peter S. Rummell


                                              President, Chief Operating Officer
 /s/ Kevin M. Twomey *                         Chief Financial Officer
 --------------------------------------        (Principal Financial Officer)
 Kevin M. Twomey


                                              Vice President and Controller
 /s/ Janna L. Connolly *                       (Principal Accounting Officer)
 --------------------------------------
 Janna L. Connolly



 /s/ Michael L. Ainslie *                    Director
 --------------------------------------
 Michael L. Ainslie



 /s/ Hugh M. Durden *                        Director
 --------------------------------------
 Hugh M. Durden



 /s/ John S. Lord *                          Director
 --------------------------------------
 John S. Lord



 /s/ Herbert H. Peyton *                     Director
 --------------------------------------
 Herbert H. Peyton



 /s/ Walter L. Revell *                      Director
 --------------------------------------
 Walter L. Revell



 /s/ Frank S. Shaw *                         Director
 --------------------------------------
 Frank S. Shaw



 /s/ Winfred L. Thornton *                   Director
 --------------------------------------
 Winfred L. Thornton



 /s/ John D. Uible *                         Director
 --------------------------------------
 John D. Uible


 Dated:  May 21, 2002



                                      * By: /s/ Kevin M. Twomey
                                            ----------------------------------
                                            Kevin M. Twomey
                                            President, Chief Operating Officer
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                                    REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
ARVIDA/JMB PARTNERS, L.P.

         We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures (the "Partnership"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



Ernst & Young LLP
Miami, Florida
February 15, 2002, except for note 8
as to which is March 1, 2002

                            ARVIDA/JMB PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS


                                                                                     2001                 2000
                                                                                 ------------          -----------

Cash and cash equivalents (note 3) ....................................          $124,356,683           68,979,280
Restricted cash (note 3) ..............................................            13,347,801           23,045,284
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $283,360 and $445,793
  at December 31, 2001 and 2000, respectively) ........................             3,534,140            3,963,461
Real estate inventories (notes 4 and 7) ...............................            80,112,591          129,728,708
Property and equipment, net (notes 5 and 7) ...........................            42,674,126           41,620,336
Investments in and advances to joint ventures, net (note 6) ...........               440,292              415,838
Amounts due from affiliates, net (note 8) .............................               363,630              485,056
Prepaid expenses and other assets .....................................             8,110,280            8,717,427
                                                                                 ------------          -----------
          Total assets ................................................          $272,939,543          276,955,390
                                                                                 ============          ===========


                   LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                   ------------------------------------------


                                                                                      2001                   2000
                                                                                 -------------           ------------

Liabilities:
  Accounts payable ....................................................          $  13,674,441             19,024,568
  Deposits ............................................................             20,638,464             34,096,243
  Accrued expenses and other liabilities ..............................             14,200,549             13,510,444
  Notes and mortgages payable (note 7) ................................             13,775,577             11,356,785
                                                                                 -------------           ------------

Commitments and contingencies

          Total liabilities ...........................................             62,289,031             77,988,040
                                                                                 -------------           ------------

Partners' capital accounts (note 12)
  General Partner and Associate Limited Partners:
     Capital contributions ............................................                 20,000                 20,000
     Cumulative net income ............................................             86,226,802             72,754,546
     Cumulative cash distributions ....................................            (75,922,104)           (66,938,738)
                                                                                 -------------           ------------
                                                                                    10,324,698              5,835,808
                                                                                 -------------           ------------

  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs .....................            364,841,815            364,841,815
     Cumulative net income ............................................            343,535,036            255,517,863
     Cumulative cash distributions ....................................           (508,051,037)          (427,228,136)
                                                                                 -------------           ------------
                                                                                   200,325,814            193,131,542
                                                                                 -------------           ------------
          Total partners' capital accounts ............................            210,650,512            198,967,350
                                                                                 -------------           ------------
          Total liabilities and partners' capital accounts ............          $ 272,939,543            276,955,390
                                                                                 =============           ============

         The accompanying notes are an integral part of these consolidated financial statements.

                            ARVIDA/JMB PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            AND CONSOLIDATED VENTURES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                   2001                 2000                 1999
                                                               ------------          -----------          -----------
Revenues:
  Housing ...........................................          $416,513,636          348,401,377          307,000,615
  Homesites .........................................               422,994            6,398,196           10,520,143
  Land and property .................................            16,370,853           18,613,031           22,050,649
  Operating properties ..............................            17,027,648           16,324,223           16,641,088
  Brokerage and other operations ....................             4,138,721            4,574,967           17,437,762
                                                               ------------          -----------          -----------

          Total revenues ............................           454,473,852          394,311,794          373,650,257
                                                               ------------          -----------          -----------

Cost of revenues:
  Housing ...........................................           303,084,304          273,051,251          240,728,879
  Homesites .........................................               744,610            5,158,012            6,803,661
  Land and property .................................            12,827,938           13,253,841           11,523,280
  Operating properties ..............................            14,698,614           15,459,749           16,141,031
  Brokerage and other operations ....................             4,027,994            4,023,716           15,638,155
                                                               ------------          -----------          -----------

          Total cost of revenues ....................           335,383,460          310,946,569          290,835,006
                                                               ------------          -----------          -----------


                                                                    2001                  2000                  1999
                                                               -------------           -----------           -----------

Gross operating profit ..............................            119,090,392            83,365,225            82,815,251

Selling, general and administrative expenses ........            (18,068,111)          (22,186,626)          (19,151,954)
Legal Settlement ....................................                     --                    --             9,000,000
Asset impairment (note 13) ..........................             (2,500,000)                   --            (1,000,000)
                                                               -------------           -----------           -----------
          Net operating income ......................             98,522,281            61,178,599            71,663,297

Interest income .....................................              2,824,312             3,377,144             2,712,017
Equity in earnings of unconsolidated ventures
  (notes 1 and 6) ...................................                317,607               275,580             1,083,804
Interest and real estate taxes, net of amounts
  capitalized (note 1) ..............................               (174,771)           (1,004,656)           (1,460,676)
                                                               -------------           -----------           -----------

Net income before extraordinary item ................            101,489,429            63,826,667            73,998,442
Extraordinary item:
  Gain on extinguishment of debt ....................                     --             6,205,044                    --
                                                               -------------           -----------           -----------
          Net income ................................          $ 101,489,429            70,031,711            73,998,442
                                                               =============           ===========           ===========
          Allocation of net income:
            General Partner and
              Associate Limited Partners ............          $  13,472,256            12,610,854            14,315,535
            Limited Partners ........................             88,017,173            57,420,857            59,682,907
                                                               -------------           -----------           -----------
              Total .................................          $ 101,489,429            70,031,711            73,998,442
                                                               =============           ===========           ===========
          Net income before extraordinary item
            per Limited Partner Interest ............          $      217.86                126.92                147.73
          Extraordinary item per Limited Partnership
            Interest ................................                     --                 15.21                    --
                                                               -------------           -----------           -----------

          Net income per Limited Partner Interest ...          $      217.86                142.13                147.73
                                                               =============           ===========           ===========
          Cash distribution per Limited
            Partner Interest ........................          $      200.06                144.76                175.08
                                                               =============           ===========           ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                            ARVIDA/JMB PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                     GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS           HOLDERS OF INTERESTS (404,000 INTERESTS)
                     ----------------------------------------------           ----------------------------------------
                    CONTRIBU-     NET                                                      NET
                     TIONS      INCOME    DISTRIBUTIONS      TOTAL      CONTRIBUTIONS    INCOME     DISTRIBUTIONS       TOTAL
                    --------- ----------  -------------   -----------   -------------  -----------  -------------    ------------
Balance
 December 31,
 1998 ...........   $20,000   45,828,157   (41,315,975)     4,532,182    364,841,815   138,414,099   (298,017,570)    205,238,344

1999 activity
 (note 12) ......        --   14,315,535    (3,930,998)    10,384,537             --    59,682,907    (70,730,645)    (11,047,738)
                    -------   ----------   -----------    -----------    -----------   -----------   ------------    ------------

Balance
 December 31,
 1999 ...........    20,000   60,143,692   (45,246,973)    14,916,719    364,841,815   198,097,006   (368,748,215)    194,190,606

2000 activity
 (note 12) ......        --   12,610,854   (21,691,765)    (9,080,911)            --    57,420,857    (58,479,921)     (1,059,064)
                    -------   ----------   -----------    -----------    -----------   -----------   ------------    ------------

Balance
 December 31,
 2000 ...........    20,000   72,754,546   (66,938,738)     5,835,808    364,841,815   255,517,863   (427,228,136)    193,131,542

2001 activity
 (note 12) ......        --   13,472,256    (8,983,366)     4,488,890             --    88,017,173    (80,822,901)      7,194,272
                    -------   ----------   -----------    -----------    -----------   -----------   ------------    ------------

Balance
 December 31,
 2001 ...........   $20,000   86,226,802   (75,922,104)    10,324,698    364,841,815   343,535,036   (508,051,037)    200,325,814
                    =======   ==========   ===========    ===========    ===========   ===========   ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                            ARVIDA/JMB PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                      2001                 2000                 1999
                                                                 -------------         ------------         ------------
Operating activities:
  Net income ............................................        $ 101,489,429           70,031,711           73,998,442
  Charges (credits) to net income not requiring
   (providing) cash:
    Depreciation and amortization .......................            3,678,443            3,189,586            3,390,613
    Equity in earnings of unconsolidated ventures .......             (317,607)            (275,580)          (1,083,804)
    Provision for doubtful accounts .....................                4,548               44,512               21,109
    Gain on sale of joint venture interest ..............                   --                   --           (3,161,725)
    Gain on sale of operating properties and
      of property and equipment .........................                   --             (182,702)          (5,991,038)
    Asset impairment (note 13) ..........................            2,500,000                   --            1,000,000
    Extraordinary gain on extinguishment of debt ........                   --           (6,205,044)                  --
  Changes in:
    Restricted cash .....................................            9,697,483           (9,245,214)            (462,899)
    Trade and other accounts receivable .................              424,773           23,397,815          (13,437,804)
    Real estate inventories:
      Additions to real estate inventories ..............         (245,672,337)        (236,745,158)        (233,948,741)
      Cost of revenues ..................................          299,038,313          272,002,613          239,424,771
      Capitalized interest ..............................           (1,196,539)          (2,092,739)          (3,663,552)
      Capitalized real estate taxes .....................           (2,553,320)          (2,881,709)          (1,901,589)
    Equity memberships ..................................                   --            1,667,120              488,390
    Amounts due from affiliates, net ....................              121,426              165,107              788,527
    Prepaid expenses and other assets ...................               97,008           (3,215,119)             341,696
    Accounts payable, accrued expenses and
      other liabilities .................................           (4,666,286)          (5,449,475)           8,612,560
    Deposits ............................................          (13,457,779)           4,391,616            2,049,060
                                                                 -------------         ------------         ------------

          Net cash provided by operating activities .....          149,187,555          108,597,340           66,464,016
                                                                 =============         ============         ============

                                                                      2001                2000                1999
                                                                 -------------         -----------         -----------
Investing activities:
  Acquisitions of property and equipment and
    construction in progress ............................          (10,753,875)        (17,149,614)         (1,525,360)
  Proceeds from sales of property and equipment .........            4,031,781           1,562,045          10,445,656
  Joint venture distributions, net ......................              299,417             319,225           1,216,560
  Proceeds from the sale of joint venture interests .....                   --                  --           3,700,000
                                                                 -------------         -----------         -----------

          Net cash (used in) provided by
            investing activities ........................           (6,422,677)        (15,268,344)         13,836,856
                                                                 -------------         -----------         -----------

Financing activities:
  Proceeds from notes and long-term borrowings ..........            2,418,792          11,356,785           2,327,684
  Repayments of notes and long-term borrowings ..........                   --         (27,500,000)        (18,105,287)
  Distributions to General Partner and
    Associate Limited Partners ..........................           (8,983,366)        (21,691,765)         (3,930,998)
  Distributions to Holders of Interests .................          (80,822,901)        (58,479,921)        (70,730,645)
                                                                 -------------         -----------         -----------

          Net cash used in financing
            activities ..................................          (87,387,475)        (96,314,901)        (90,439,246)
                                                                 -------------         -----------         -----------

          Increase (decrease) in cash and
            cash equivalents ............................           55,377,403          (2,985,905)        (10,138,374)

          Cash and cash equivalents, beginning of year ..           68,979,280          71,965,185          82,103,559
                                                                 -------------         -----------         -----------

          Cash and cash equivalents, end of year ........        $ 124,356,683          68,979,280          71,965,185
                                                                 =============         ===========         ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                            ARVIDA/JMB PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)
                            AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      OPERATIONS AND BASIS OF ACCOUNTING

         Operations

         The assets of Arvida/JMB Partners, L.P. (the "Partnership") have consisted principally of interests in land in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership's Communities have contained a diversified product mix with both resort and primary homes designed for the middle and upper income segments of the various markets in which the Partnership operates.

         Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, townhouses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; and Highlands, North Carolina. Additional properties owned by the Partnership in or near its Communities have been or are being developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. In addition, the Partnership has sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sold homesites and land parcels were generally smaller local builders who required project specific financing for their developments and whose operations were more susceptible to fluctuations in the availability and terms of financing.

         Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002. However, there is no assurance that all of the remaining assets of the Partnership can or will be sold or disposed of by October 2002.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Partnership and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership's ownership interest is 50% or less.

         Recognition of Profit from Sales of Real Estate

         For sales of real estate, profit is recognized in full when the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for recognition of income, profit is deferred until such requirements are met. In certain circumstances, contracts for sales of real estate contain provisions which allow the Partnership to repurchase the real estate in the event certain conditions are not met. Profits generated from sales subject to these provisions are generally deferred until the Partnership no longer has any repurchase rights. For sales of residential units, profit is recognized at the time of closing or if certain criteria are met, on the percentage-of-completion method.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Real Estate Inventories and Cost of Real Estate Revenues

         Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. Provisions for value impairment are recorded whenever the estimated future undiscounted cash flows from operations and projected net sales proceeds are less than the net carrying value plus estimated costs to complete development, as discussed in note 13. If it is determined that an impairment exists, the related inventory is written down to fair value based on discounting the projected cash flows. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

         Capitalized Interest and Real Estate Taxes

         Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $1,196,539, $2,092,739 and $3,663,552 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively, all of which was capitalized. The decrease in interest incurred for the year ended December 31, 2001 as compared to 2000 is due to the decrease in the average outstanding debt balance and lower interest rates in 2001. Interest payments, including amounts capitalized, of $939,725, $1,970,443 and $3,162,866 were made for the years ended December 31, 2001, 2000 and 1999, respectively.

         Real estate taxes of $2,728,091, $3,886,365 and $3,362,265 were incurred for the years ended December 31, 2001, 2000 and 1999, respectively, of which $2,553,320, $2,881,709 and $1,901,589 were capitalized for the years ended December 31, 2001, 2000 and 1999, respectively. Real estate tax payments of $2,992,032, $3,908,090 and $3,685,853 were made for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, real estate tax reimbursements totaling $269,864, $111,858 and $278,139 were received from the Partnership's escrow agent during 2001, 2000 and 1999, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties, as these taxes are included in cost of revenues for operating properties.

         Property and Equipment and Other Assets

         Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to twenty-five years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.

         Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets, which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $314,000, $450,000 and $444,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of loan origination fees, which is included in interest expense, of approximately $196,000, $283,000 and $366,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

         Investments in and Advances to Joint Ventures, Net

         In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those joint venture investments for which the Partnership does not have majority control and where the Partnership's ownership interest is 50% or less.

         Investments in the remaining joint ventures are carried at the Partnership's proportionate share of the ventures' assets, net of their related liabilities and adjusted for any basis differences. Basis differences result from the purchase of interests at values which differ from the recorded cost of the Partnership's proportionate share of the joint ventures' net assets.

         The Partnership periodically advances funds to the joint ventures in which it holds ownership interests when deemed necessary and economically justifiable. Such advances are generally interest bearing and are repayable to the Partnership from amounts earned through joint venture operations.

         Interest Rate Swaps

         The Partnership had entered into interest rate swap agreements to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt under its credit facility. As of July 31, 2001, all interest rate swap agreements had expired. The interest-rate swap agreements were in effect with respect to the term loan which was paid off in December 2000. The swap agreements were amortized annually through the scheduled maturity of the term loan. These agreements involved the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the loan without an exchange of the notional amount upon which the payments are based. The differential was paid or received as interest rate changes were calculated and paid monthly by the appropriate party. Prior to 2001, such payments or receipts were recorded as adjustments to interest expense in the periods in which they were incurred. Subsequent to December 31, 2000, and upon the adoption of SFAS 133, the Partnership recognized a net loss of $127,101 related to the ineffectiveness of the hedging instrument. This amount was included in interest expense in the statement of operations.

         Partnership Records

         The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with GAAP and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not reflected on the records of the Partnership. The net effect of these items is summarized as follows:

                                           2001                             2000
                               ----------------------------     ---------------------------
                                                 TAX BASIS                       TAX BASIS
                                GAAP BASIS      (UNAUDITED)      GAAP BASIS     (UNAUDITED)
                               ------------     -----------     -----------     -----------
Total assets .............     $272,939,543     329,317,262     276,955,390     334,936,056

 Partners' capital
  accounts:
   General Partner
    and Associate
    Limited Partners .....       10,324,698      10,630,113       5,835,808       6,141,223
   Holders of
    Interests ............      200,325,814     260,439,369     193,131,542     254,866,833

 Net income:
   General Partner
    and Associate
    Limited Partners .....       13,472,256      13,256,978      12,610,854       8,968,445
   Holders of
    Interests ............       88,017,173      86,610,715      57,420,857      40,835,919

 Net income per
  Interest ...............           217.86          214.38          142.13          101.08

         Reference is made to note 12 further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

         Reclassifications

         Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

         Income Taxes

         No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the Holders of Interests are deemed distributions to them. The cash distributions per Interest made during the years ended December 31, 2001, 2000 and 1999 include $.06, $.05 and $.08, respectively, which represent each Holder of Interests' share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 2000, 1999 and 1998 tax years, respectively.

         Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). The adoption of SFAS No. 141 and No. 142 is not expected to have a material impact on the Partnership's balance sheets, results of operations or cash flows.

         In October 2001, the FASB issued SFAS No. 144, accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Partnership's financial position, results of operations or cash flows.

(2)      INVESTMENT PROPERTIES

         The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community, located in Broward County and the Partnership's largest community, is in its final stage, with estimated remaining build-out ranging from six to ten months. Notwithstanding the estimated duration of the remaining build-out, the Partnership is currently seeking to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. However, there is no assurance that the orderly liquidation and/or the winding up and final distribution of any residual funds will occur within these time frames. The Water's Edge Community in Atlanta, Georgia and the Cullasaja Club near Highlands, North Carolina were sold out and closed during 2000. The Partnership assigned its remaining interest in the equity club memberships for the Broken Sound Club back to the club in 2000, and terminated its interest in this project in connection with the settlement of certain litigation. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. All of the units in the River Hills Country Club Community in Tampa, Florida were sold and closed as of December 31, 2001. The Jacksonville Golf & Country Club Community is nearing sell-out with only builder units remaining to be sold at December 31, 2001.

         Reference is made to Note 7 for a discussion regarding the sale of the Partnership's assets in the Cullasaja Club Community. Reference is made to Note 13 for a discussion regarding the sale of the Partnership's assets in the Water's Edge Community.

(3)      CASH, CASH EQUIVALENTS AND RESTRICTED CASH

         Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit as discussed in note 7. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

(4)      REAL ESTATE INVENTORIES

         Real estate inventories at December 31, 2001 and 2000 are summarized as follows:

                                                  2001            2000
                                              -----------     -----------
Land held for future development
  or sale ...............................     $ 1,104,434       3,027,934
Community development inventory:
  Work in progress and
    land improvements ...................      62,008,816     114,543,221
  Completed inventory ...................      16,999,341      12,157,553
                                              -----------     -----------

     Real estate inventories ............     $80,112,591     129,728,708
                                              ===========     ===========

         Reference is made to note 13 for a discussion regarding the impairment of long-lived assets.

(5)      PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 and 2000 are summarized as follows:

                                              2001             2000
                                          ------------      -----------
Land ................................     $    582,639        1,162,331
Land improvements ...................       14,418,516       20,867,037
Buildings ...........................        8,696,399       18,411,216
Equipment and furniture .............       12,135,859       12,919,026
Construction in progress ............       25,652,475       14,559,952
                                          ------------      -----------

     Total ..........................       61,485,888       67,919,562
     Accumulated depreciation .......      (18,811,762)     (26,299,226)
                                          ------------      -----------

     Property and equipment, net ....     $ 42,674,126       41,620,336
                                          ============      ===========

         Depreciation expense of approximately $3,168,000, $2,456,000 and $2,581,000 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

         The increase in Construction in progress at December 31, 2001 as compared to 2000 is due primarily to the ongoing construction of The Shoppes of Town Center in Weston (see related discussion in Note 7).

(6)      INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

         The Partnership has or had investments in real estate joint ventures with ownership interests ranging from 40% to 50%. The Partnership's joint venture interests accounted for under the equity method in the accompanying consolidated financial statements are as follows:

                                                  LOCATION OF
NAME OF VENTURE                 % OF OWNERSHIP      PROPERTY
---------------                 --------------    -----------
A&D Title, L.P.                        50            Florida

Arvida Pompano Associates
  Joint Venture                        50            Florida

Mizner Court Associates
  Joint Venture                        50            Florida

Mizner Tower Associates
  Joint Venture                        50            Florida

Ocala 202 Joint Venture                50            Florida

Tampa 301 Associates
  Joint Venture                        50            Florida

         The following is combined unaudited summary financial information of joint ventures accounted for under the equity method.

                                     ASSETS
                                     ------

                                                    DECEMBER 31,   DECEMBER 31,
                                                        2001           2000
                                                    ------------   ------------
Real estate inventories ......................        $104,450        104,450
Other assets .................................         777,800        338,768
                                                      --------        -------
          Total assets .......................        $882,250        443,218
                                                      ========        =======

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, deposits and
  other liabilities ..........................        $288,932        204,738
                                                      --------        -------
          Total liabilities ..................         288,932        204,738

Venture partners' capital ....................         296,659        119,240
Partnership's capital ........................         296,659        119,240
                                                      --------        -------
          Total liabilities and
            partners' capital ................        $882,250        443,218
                                                      ========        =======

                         COMBINED RESULTS OF OPERATIONS


                                        DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                            2001             2000             1999
                                        ------------     ------------      ------------
Revenues ........................        $2,158,997        1,585,299        8,082,612
                                         ==========        =========        =========

Net income ......................        $  867,378          163,855        1,176,245
                                         ==========        =========        =========

Partnership's proportionate
  share of net income ...........        $  433,689           81,927          588,123
                                         ==========        =========        =========

Partnership's equity in
  earnings of unconsolidated
  ventures ......................        $  317,607          275,580        1,083,804
                                         ==========        =========        =========

         The following is a reconciliation of the Partnership's capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                               DECEMBER 31,      DECEMBER 31,
                                                   2001             2000
                                               ------------      ------------
Partnership's capital, equity method ..          $296,659          119,240
Basis difference ......................           133,242          286,207
                                                 --------          -------

Investments in joint ventures .........           429,901          405,447
Advances to joint ventures, net .......            10,391           10,391
                                                 --------          -------

     Investments in and advances to
       joint ventures, net ............          $440,292          415,838
                                                 ========          =======

         The Partnership's share of net income is based upon its ownership interest in investments in joint ventures which are accounted for in accordance with the equity method of accounting. Equity in earnings of unconsolidated ventures represents the Partnership's share of each venture's net income, and may reflect a component of purchase price adjustments included in the Partnership's basis. Such adjustments are generally amortized to income in relation to the cost of revenue of the underlying real estate assets. These factors contribute to the differential in the Partnership's proportionate share of the net income or loss of the joint ventures and its Equity in earnings of unconsolidated ventures as well as to the basis differential between the Partnership's investments in joint ventures and its equity in underlying net assets, as shown above.

         There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. In addition, under certain circumstances, either pursuant to the joint venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash advances or contributions to certain of the ventures.

         In December 1999, the Partnership sold its interest in the Arvida Corporate Park joint venture to its venture partner for approximately $3.7 million. This sale is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for 1999.

         During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture and was therefore recorded directly to Equity in earnings of unconsolidated ventures as of December 31, 1999. The recognition of income related to this excess distribution is the primary cause for the decrease in equity in earnings of unconsolidated ventures in 2001 and 2000 as compared to 1999.

         In March 1999, the Arvida Pompano Associates Joint Venture closed on the sale of its commercial/industrial property on an "as is" basis to an unaffiliated third party for a sales price of $2.9 million. The net closing proceeds totalling approximately $2.7 million were disbursed to the joint venture's lender in full satisfaction of the remaining balance outstanding on the mortgage loan encumbering the property. As a result of the property's sale, the joint venture and the Partnership have no further obligation to the purchaser to fund costs related to the environmental clean-up of this property. With respect to the environmental issues, the clean-up, which began in July 1994, is in a "monitoring only" phase pursuant to an informal arrangement with state environmental officials. There are no assurances that further clean-up will not be required. If further action is required and the previous owner is unable to fulfill all its obligations as they relate to this environmental matter, the joint venture and ultimately the Partnership may be obligated to the State of Florida for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

(7)      NOTES AND MORTGAGES PAYABLE

         Notes and mortgages payable at December 31, 2001 and 2000 are summarized as follows:

                                               2001                 2000
                                           -----------          -----------
Construction loan of $20,000,000
 bearing interest at approximately
 3.9% at December 31, 2001) ...........    $13,775,577          $11,356,785
                                           ===========          ===========

         On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility which matured on July 31, 2001. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees were capitalized and were amortized to interest expense over the life of the loan. In exchange for a $7.25 million prepayment by the Partnership on the term loan in August 1998, the interest rate on the term loan was reduced so that it was based, at the Partnership's option, at the relevant LIBOR plus 1.75% per annum or the lender's prime rate. Amounts outstanding under the term loan, revolving line of credit and letter of credit facility were secured by recorded mortgages on the real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. The credit facility also required that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under the facility were cross-collateralized and cross-defaulted.

         The Partnership originally had interest rate swap agreements with respect to $50 million of the term loan. The interest rate swap agreements fixed the interest rates and were amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001. The Partnership has approximately $3.2 million of letters of credit outstanding at December 31, 2001, of which $2.3 million is cash collateralized. For the three years in the period ended December 31, 2001, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.5% per annum, 9.8% per annum and 9.5% per annum, respectively.

         In March 2000, the Partnership closed on the sale of the remaining lots at the Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statements of operations. This transaction resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes.

         In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2001, the balance outstanding on the loan was approximately $13,776,000. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31,
2001) is payable based on the relevant LIBOR rate plus 1.8% during the first twenty-five months of the loan. Thereafter, subject to the satisfaction of certain conditions, including among other things, the lien-free completion of construction of the retail/office plaza by July 1, 2002, the maturity date for the loan would be extended for eleven months and monthly payments of principal and interest would be due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of the prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes at Town Center commenced in March 2000, and is substantially complete at December 31, 2001. Effective December 31, 2001, the Partnership was granted an extension from January 1, 2002, to July 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtain an extension of the outside maturity date of the loan to May 31, 2003. The extension is incorporated in the terms of the loan noted above. In the event that the requisite conditions to obtain the extension of the outside maturity date are not satisfied prior to July 1, 2002, the Partnership may seek to extend the loan or may pay off the outstanding balance from its available cash. Currently the fully constructed portion of the property is 99% leased.

(8)      TRANSACTIONS WITH AFFILIATES

         Fees, commissions and other expenses payable by the Partnership to affiliates of the General Partner for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                               2001        2000        1999
                                            --------     -------     -------
Insurance commissions .................     $284,474     306,268     249,654
Reimbursement (at cost) for
 accounting services ..................      159,366     132,147     117,822
Reimbursement (at cost) for
 portfolio management services ........           --          --       6,864
Reimbursement (at cost) for
 treasury services ....................      415,127     329,097     294,972
Reimbursement (at cost) for
  legal services ......................       57,921      14,884      64,262
                                            --------     -------     -------

                                            $916,888     782,396     733,574
                                            ========     =======     =======

         The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2001, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $315,500. Approximately $48,900 was outstanding at December 31, 2001, all of which was received as of March 1, 2002. For the years ended December 31, 2000 and 1999, the Partnership was entitled to receive reimbursements of approximately $523,700 and $807,100, respectively.

         In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida Company ("Arvida"). The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub- management agreement generally have been provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

         For the years ended December 31, 2001, 2000 and 1999, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $4,446,000, $4,666,000 and $4,545,000, respectively, for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. In addition, at December 31, 2001, the Partnership owed St. Joe/Arvida approximately $109,800 for general and administrative costs pursuant to the sub-management agreement including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of March 1, 2002. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the years ended December 31, 2001, 2000 and 1999, the Partnership received approximately $4,244,000, $1,086,700 and $1,340,800, respectively, from St. Joe/Arvida or its affiliates. In addition, $392,600 was owed to the Partnership at December 31, 2001, all of which was received as of March 1, 2002.

         The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the year ended December 31, 2001, the Partnership was entitled to receive approximately $110,600 from these entities all of which was paid. For the years ended December 31, 2000 and 1999, the Partnership was entitled to reimbursements of approximately $1,001,000 and $1,260,700, respectively, from these entities.

         The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the years ended December 31, 2001, 2000 and 1999, the Partnership was entitled to receive approximately $375,500, $455,200 and $988,200, respectively. At December 31, 2001, approximately $32,600 was owed to the Partnership, none of which was received as of March 1, 2002.

         In January 2001, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889. In May 2001, the General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax. In July 2001, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889.

         In February 2000, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $13,638,944. Such amount included approximately $1,259,000 previously deferred by the General Partner and Associate Limited Partners, collectively, out of their share of the August 1997 distribution in connection with the settlement of certain litigation, as well as approximately $6,306,000 of the total $12,541,500 that had previously been deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $23,100 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. In August 2000, a distribution of approximately $8,030,000 was made to the General Partner and Associate Limited Partners, which included the remaining amount of net cash flow distributions that had previously been deferred of approximately $6,216,600.

(9)      COMMITMENTS AND CONTINGENCIES

         As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $893,400 and $17,774,100, respectively, at December 31, 2001. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $321,300 at December 31, 2001.

         The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next one to four years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2001 are as follows:

        2002.............................      $1,428,121
        2003.............................         139,316
        2004.............................          49,709
        2005.............................          21,364
                                               ----------
                                               $1,638,510
                                               ==========

         Rental expense of $1,788,703, $1,493,349 and $1,698,529 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

         The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk. The homeowner lawsuits alleged, among other things, that the damage suffered by the plaintiffs' homes and/or condominiums within Country Walk was beyond what could have been reasonably expected from the hurricane and/or was a result of the defendants' alleged defective design, construction, inspection and/or other improper conduct in connection with the development, construction and sales of such homes and condominiums, including alleged building code violations. The various plaintiffs sought varying and, in some cases, unspecified amounts of compensatory damages and other relief.

         Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's alleged assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from The Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. The Partnership tendered these lawsuits to its various insurance carriers for defense and coverage. Where appropriate, the Partnership also tendered these lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

         One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $10.1 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accrual related to this matter.

         Currently, the Partnership is a defendant in one remaining insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by one of its insurance carriers. Due to the uncertainty of the outcome of this subrogation action, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

         The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding.

         In a matter related to the Lakes of the Meadow development, the Miami-Dade County Building Department ("Building Department") retained the services of an engineering firm, All State Engineering, to inspect the condominiums that are the subject of the lawsuit. On February 27, 2002, the Building Department apparently advised condominium owners throughout the development that it found serious life-safety building code violations in the original construction of the structures and issued notices of violation under the South Florida Building Code. The condominium owners were further advised that the notices of violation would require affirmative action on their part to respond to the notices through administrative proceedings and/or by addressing the alleged deficiencies.

         The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' report based on the limited survey of nine buildings nor the findings of the Building Department. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 funded by one of the Partnership's insurance carriers. A representative of the Partnership may meet with a representative of Condominium No. 8 Maintenance Association, Inc. to discuss issues raised by the Building Department's findings for that Association's condominium units. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

         In 1994, the Partnership was advised by Merrill Lynch that various investors sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants sought to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch may be defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

         The Partnership is also a defendant in several actions brought against it arising in the normal course of business. It is the belief of the General Partner, based on knowledge of facts and advice of counsel, that the claims made against the Partnership in such actions will not result in any material adverse effect on the Partnership's consolidated financial position or results of operations.

         The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material adverse effect on its consolidated financial position or results of operations.

(10)     TAX INCREMENT FINANCING ENTITIES

         In connection with the development of the Partnership's Weston Community, bond financing is utilized to construct certain on-site and off- site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by the District, a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District. The use of this type of bond financing is a common practice for major land developers in South Florida.

         Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the "Series 1997 Bonds"). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District's water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At December 31, 2001, the amount of bonds issued and outstanding totaled approximately $114.2 million. For the years ended December 31, 2001, 2000 and 1999, the Partnership paid special assessments related to the bonds of approximately $1.4 million, $2.8 million and $1.9 million, respectively.

(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its Cash and cash equivalents, Trade and other accounts receivable, Investments in and advances to joint ventures and Notes and mortgages payable approximates their fair values at December 31, 2001 and 2000.

(12)     PARTNERSHIP AGREEMENT

         Pursuant to the terms of the Partnership Agreement (and subject to Section 4.2F which allocates Profits, as defined, to the General Partner and Associate Limited Partners), profits or losses of the Partnership will be allocated as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period with the remainder allocated to the Holders of Interests, except that in all events, the General Partner shall be allocated at least 1% of profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Holders of Interests.

         In the event profits to be allocated in any given year do not equal or exceed cash distributed to the General Partner and the Associate Limited Partners for such year, the allocation of profits will be as follows: The General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such year. The Holders of Interests will be allocated losses such that the sum of amounts allocated to the General Partner, Associate Limited Partners, and Holders of Interests equals the profits for the given year.

         For the years ended December 31, 2001, 2000 and 1999, the Partnership had net income for financial reporting and Federal income tax purposes. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 2001 was approximately $13,472,000 and $13,257,000, respectively. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 2000 was approximately $12,611,000 and $8,968,000, respectively. The amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1999 was approximately $14,316,000 and $14,313,000, respectively. These allocations are based on cash distributions to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

         In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) is deferred, and such amount is paid to the Holders of Interests, until the Holders of Interests have received Cash Flow distributions equal to their Capital Investments (i.e., $1,000 per Interest). Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) are distributable to them out of Cash Flow to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as the Holders of Interests have received total distributions of Cash Flow equal to their Capital Investments. Thereafter, all distributions of Cash Flow will be made 85% to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence. With the distribution made in February 2000, the Holders of Interests have received total distributions of Cash Flow in excess of their

Capital Investments (i.e., $1,000 per Interest). Accordingly, during 2000, the General Partner and Associated Limited Partners (collectively) were entitled to receive, and did receive, the amount of their deferred distributions.

         Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner was to elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets are sold or disposed of by the end of the fifteenth year from the termination of the offering. On October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002. However, there is no assurance that all of the remaining assets of the Partnership can or will be disposed of by October 2002.

(13)     IMPAIRMENT OF LONG-LIVED ASSETS

         In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the "Club"). The loss was recorded based upon the difference between the carrying value of the Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Club to the unaffiliated third party for a total sale price of $4.25 million.

         In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory and the sales center at its Water's Edge Community for a sales price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. These sales are reflected in Homesite revenues and costs of revenues on the accompanying consolidated statements of operations for the year ended December 31, 2000. These transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $3.2 million loss for Federal income tax reporting purposes in 2000.

         In December 1999, the Partnership recorded an inventory impairment of $1 million to the carrying value of its Water's Edge Community. This loss was recorded based upon an analysis of expected future net cash flows from the sale of the assets in Water's Edge as compared to the future estimated carrying value of the assets at disposition.

(14)     LEGAL SETTLEMENTS

         On May 28, 1999, the Partnership entered into an agreement with Disney which resolved all the claims and counterclaims raised in certain litigation related to the Partnership's acquisition of assets from a subsidiary of Disney. Under the terms of the settlement agreement, Disney, among other things, paid the Partnership $9.0 million, which is reflected as Legal Settlement on the accompanying consolidated statements of operations for the year ended December 31, 1999, and released any claims relating to the claims pool. The lawsuit was dismissed on June 3, 1999, pursuant to the terms of the settlement agreement.

         During 2000, the Partnership entered into two settlement agreements regarding the Council of Villages and Savoy lawsuits, which related to the Broken Sound Community. Under the terms of the settlement agreements, the following actions took place: (1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case were dismissed with prejudice and appropriate releases were executed: (2) the Partnership paid approximately $2.2 million to Broken Sound Club, Inc. (the "Club"), approximately $1.1 million to Country Club Maintenance Association, Inc. ("CCMA"), and $1.65 million to the Council of Villages, Inc.; (3) the Partnership continued to manage the operations of the Club from January 1 through November 8, 2000 for a management fee of $175,000; (4) the Club and CCMA limited to $500,000 the amount which they agreed to pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership agreed to pay any fees and costs in excess of $500,000, which amount was not substantial; (5) the Partnership forgave certain indebtedness in the approximate amount of $1.6 million owed by the Club; (6) the Partnership assigned to the Club 207 unsold Club memberships which the Partnership had held for sale; (7) Disney paid $900,000 to the Partnership; and (8) the Partnership provided an interest-free line of credit for the Club's working capital needs, which has been repaid to the Partnership. Pursuant to the settlement, management of the Club was turned over to the members at closing of the settlement agreements.

(15)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         Three Months Ended
                                                     ----------------------------------------------------------
                                                      March 31,       June 30,     September 30,  December 31,
                                                        2000            2000           2000             2000
                                                     ----------      ----------    -------------  -------------
Total revenues .................................     $69,571,755     99,650,409     96,458,767     128,630,863
Gross operating profit .........................      12,910,194     21,704,455     19,677,536      29,073,040
Income before extraordinary item ...............       8,625,756     15,498,233     15,559,521      24,143,157
Net income (1) .................................      14,830,800     15,498,233     15,559,521      24,143,157
Net income per Limited Partnership Interest
  before extraordinary item ....................           21.14          37.93          18.70           49.15
Net income per Limited Partnership Interest ....           36.35          37.93          18.70           49.15


                                                                         Three Months Ended
                                                     ----------------------------------------------------------
                                                      March 31,       June 30,     September 30,  December 31,
                                                         2001            2001           2001           2001
                                                     ----------      ----------    -------------  -------------
Total revenues ..................................    $85,562,840     112,682,144     112,973,159     143,255,709
Gross operating profit ..........................     20,390,603      29,795,756      32,787,782      36,116,251
Net income ......................................     16,945,686      26,416,117      26,952,487      31,175,139
Net income per Limited Partnership Interest .....          41.53           64.73           56.04           55.56

-----------------

(1) The first quarter of 2000 includes an extraordinary gain related to the extinguishment of debt of approximately $6.2 million.

(16)     SUBSEQUENT EVENTS

         During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200 per Interest) and $8,977,778 to the General Partner and Associate Limited Partners, collectively.