Form 10-Q
period 2002-06-30
ST JOE CO
filed 2002-08-14
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 9, 2002, there were 96,777,432 shares of common stock, no par value, issued and 77,271,377 outstanding, with 19,506,055 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

		Page No.

PART I	Financial Information:

	Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Income – Three months and six months ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	13

PART II	Other Information

	Exhibits and Reports on Form 8-K	27

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2002	2001

ASSETS
Investment in real estate	$797,357	$736,734
Cash and cash equivalents	105,387	40,940
Short term investments	375	23,689
Marketable securities	39,245	141,086
Accounts receivable	27,229	27,783
Mortgage loans held for sale	—	32,720
Prepaid pension asset	91,462	86,612
Property, plant and equipment, net	44,500	49,826
Goodwill	52,517	143,383
Other assets	36,329	57,786

Total assets	$1,194,401	$1,340,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$362,657	$498,015
Accounts payable	38,787	49,290
Accrued liabilities	94,754	59,213
Deferred income taxes	192,060	211,914
Minority interest in unconsolidated subsidiaries	5,558	4,054

Total liabilities	693,816	822,486
Stockholders’ equity:
Common stock, no par value; 180,000,000 shares authorized; 96,770,143 and 95,509,175 issued at June 30, 2002 and December 31, 2001, respectively	108,688	83,154
Retained earnings	825,677	724,832
Accumulated other comprehensive income	24,723	88,137
Restricted stock deferred compensation	(731)	(951)
Treasury stock, at cost, 18,948,255 and 15,999,567 shares at June 30, 2002 and December 31, 2001, respectively	(457,772)	(377,099)

Total stockholders’ equity	500,585	518,073
Commitments and contingencies (Notes 6 and 9)

Total liabilities and stockholders’ equity	$1,194,401	$1,340,559

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Operating revenues	$145,530	$179,821	$267,210	$266,101

Expenses:
Operating expenses	105,843	139,147	194,211	198,851
Corporate expense, net	8,339	6,102	13,658	10,282
Depreciation and amortization	5,301	4,804	10,250	9,537

Total expenses	119,483	150,053	218,119	218,670

Operating profit	26,047	29,768	49,091	47,431

Other income (expense):
Investment income	622	1,316	1,651	2,621
Interest expense	(5,503)	(3,046)	(9,429)	(6,793)
Gain on settlement of forward sale contracts	—	—	94,698	—
Other, net	(465)	4,049	1,239	6,439

Total other income (expense)	(5,346)	2,319	88,159	2,267

Income from continuing operations before income taxes and minority interest	20,701	32,087	137,250	49,698
Income tax expense	8,344	12,085	52,513	18,844
Minority interest	308	(107)	485	(96)

Income from continuing operations	12,049	20,109	84,252	30,950

Income from discontinued operations:
Earnings from discontinued operations (net of income taxes of $225, $2,754, $1,469 and $2,761, respectively)	359	4,211	2,339	4,398
Gains on sales of discontinued operations, net of income taxes of $12,876 and $12,993, respectively)	20,569	—	20,756	—

Net income	$32,977	$24,320	$107,347	$35,348

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.15	$0.25	$1.05	$0.38
Income from discontinued operations:
Earnings from discontinued operations	—	0.05	0.03	0.05
Gain on sale of discontinued operations	0.26	—	0.26	—

Net income	$0.41	$0.30	$1.34	$0.43

Diluted
Income from continuing operations	$0.15	$0.24	$1.01	$0.36
Income from discontinued operations:
Earnings from discontinued operations	—	0.05	0.03	0.05
Gain on sale of discontinued operations	0.25	—	0.25	—

Net income	$0.40	$0.29	$1.29	$0.41

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$107,347	$35,348
Adjustments to reconcile net income to net cash used in operating activities:
Gain recorded on settlement of forward sale contracts	(94,698)	—
Depreciation and amortization	10,250	13,757
Imputed interest on long-term debt	3,270	4,653
Minority interest in income	485	(96)
Deferred income tax expense	15,163	17,490
Equity in income of unconsolidated affiliates	(8,374)	(10,628)
Origination of mortgage loans, net of proceeds from sales	(3,641)	—
Repayments of mortgage warehouse line of credit, net of proceeds	(13,951)	—
Gain on sales of property and investments	(34,588)	(41,546)
Cost of community residential properties	99,745	55,844
Expenditures for community residential properties	(139,950)	(103,249)
Distributions from unconsolidated community residential joint ventures	30,743	10,840
Gain (loss) on valuation of derivative	222	(5,051)
Gain on sale of discontinued operations	(20,569)	—
Changes in operating assets and liabilities:
Accounts receivable	(215)	5,700
Other assets	26,245	(31,564)
Accounts payable, accrued liabilities, and other liabilities	34,711	2,897
Income taxes payable	(8,141)	(1,640)

Net cash provided by (used in) operating activities	4,054	(47,245)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,238)	(18,557)
Purchases of investments in real estate	(49,993)	(74,421)
Investments in joint ventures and purchase business acquisitions, net of cash received	(8,273)	(9,604)
Purchases of available-for-sale investments	(257)	(380)
Maturities and redemptions of available-for-sale investments	3,304	—
Proceeds from disposition of assets	41,014	102,774
Net proceeds from sale of discontinued operations	138,530	—
Proceeds from settlement of forward sale contracts	1,525	—

Net cash provided by (used in) investing activities	115,612	(188)
Cash flows from financing activities:
(Repayments of) proceeds from revolving credit agreements, net	(210,764)	115,982
Proceeds from other long-term debt	223,697	35,712
Repayments of other long-term debt	(1,242)	(1,627)
Proceeds from exercise of stock options and stock purchase plan	20,265	22,166
Dividends paid to stockholders	(6,502)	(6,662)
Treasury stock purchased	(80,673)	(121,052)

Net cash (used in) provided by financing activities	(55,219)	44,519
Net increase (decrease) in cash and cash equivalents	64,447	(2,914)
Cash and cash equivalents at beginning of period	40,940	51,605

Cash and cash equivalents at end of period	$105,387	$48,691

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K/A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. The results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-lived assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset, less cost to sell. The Company recorded no impairment loss during the six-month periods ended June 30, 2002 and 2001.

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

     The Company has adopted FAS 144 as of January 1, 2002 and, therefore, the results of components of the Company that meet the criteria 1) and 2) above have been accounted for as discontinued operations in accordance with FAS 144.

Goodwill

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies criteria that must be met by intangible assets acquired in a purchase method business combination in order for them to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142.

     As a result of FAS 142, the Company ceased to amortize $143.4 million of goodwill as of January 1, 2002. In lieu of amortization, the Company is required to perform an initial impairment review of all goodwill in 2002 and an annual impairment review thereafter. The Company has completed its initial review and has found no indication of impairment.

     A portion of goodwill pertaining to Arvida Realty Services (“ARS”) was removed as a result of the sale of ARS on April 17, 2002. The remaining goodwill balance at June 30, 2002 is $52.5 million.

Earnings Per Share

     Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

     Through May 2001, the Company’s Board of Directors had authorized a total of $500 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). On December 6, 2000, the Company entered into an agreement with the Alfred I DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods.

     On June 17, 2002, the Trust, the Company’s largest shareholder, announced that it had completed a public offering of 7.0 million shares of St. Joe common stock. Subsequently, the underwriters exercised an over-allotment option of 1.05 million shares. Concurrently with the consummation of this offering, and as a part of its stock repurchase program, St. Joe purchased 2,586,206 shares from the Trust. Additionally, during the first six months of 2002, a total of 318,500 shares were repurchased on the open market. As of June 30, 2002, a total of 12,322,866 shares have been repurchased on the open market and 6,587,606 shares have been repurchased from the Trust. In addition, during the first six months of 2002, the Company issued 1,173,006 shares upon the exercise of stock options.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Basic	80,116,839	81,192,666	80,007,317	82,056,309
Diluted	83,253,681	84,606,865	83,144,338	85,300,195

Comprehensive Income

     The Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. For the six months ended June 30, 2002 and 2001, total comprehensive income was approximately $43.9 million and $45.6 million, respectively.

Supplemental Cash Flow Information

     The Company paid $4.4 million and $6.3 million for interest in the first six months of 2002 and 2001, respectively. The Company received income tax refunds of $0.9 million, net of payments made, in the first six months of 2002 and, for the first six months of 2001, paid $3.5 million for income taxes. The Company capitalized interest expense of $3.7 million and $3.6 million the first six months of 2002 and 2001, respectively.

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

3. DISCONTINUED OPERATIONS

Residential Real Estate Services

As a result of rapid consolidation in the residential real estate services business, the Company had the opportunity to sell Arvida Realty Services (“ARS”), its wholly-owned subsidiary, at a significant increase in value. On April 17,2002, the Company completed the sale of ARS, its residential real estate services segment, to Cendant Corporation’s subsidiary, NRT, Inc., for approximately $170 million, which includes payment for working capital of ARS at April 17, 2002 of approximately $12 million, in an all cash transaction. Net cash received by the Company was $138.5 million, reflecting gross proceeds less closing costs and cash balances of ARS at closing. The gain recorded on the sale was $33.5 million before taxes, or $20.6 million net of taxes. This gain is subject to adjustment, and a liability has been recorded, pending the resolution of an issue with an outside party over the use of the Arvida name. The outside party has not yet asserted a claim and the Company is not, at this time, able to quantify the minimum or maximum liability which will result if the claim is asserted. The Company, based on current information does not believe any claim, if asserted, will have a material adverse effect on the results of operations of the Company. The Company has reported its residential real estate services operations as discontinued operations for the three-month and six-month periods ended June 30, 2002 and 2001. Revenues from ARS were $12.5 million for the second quarter of 2002 through April 17, 2002, and $79.5 million for the three months ended June 30, 2001. Revenues for the six months ended June 30, 2002 and 2001 were $76.2 million and $133.3 million, respectively. Net income for ARS was $0.4 million for the second quarter of 2002 through April 17, 2002 and $4.2 million for the second quarter of 2001. Net income for the six months ended June 30, 2002 and 2001 was $2.3 million and $4.4 million, respectively.

Commercial real estate

The commercial real estate segment sold two office buildings during the first quarter of 2002 for proceeds of $1.6 million, resulting in a pretax gain of $0.3 million, or $0.2 million net of tax. Revenues from the two commercial office buildings were less than $0.1 million for the six months ended June 30, 2002 and approximately $0.1 million for the six months ended June 30, 2001. Net operating income from the two commercial office buildings was less than $0.1 million for the six months ended June 30, 2002 and 2001.

4. REAL ESTATE INVESTMENTS

Real estate investments by segment include the following (in thousands):

	June 30, 2002	December 31, 2001

Operating property:
Community residential development	$38,127	$36,944
Land sales	2,416	1,387
Commercial real estate	268,273	230,409
Forestry	93,024	95,976
Hospitality and other	20,525	19,331

Total operating property	422,365	384,047

Development property:
Community residential development	256,711	215,816
Land sales	374	390

Total development property	257,085	216,206

Investment property:
Land sales	375	161
Commercial real estate	59,824	58,054
Hospitality and other	3,576	3,503

Total investment property	63,775	61,718

Investment in unconsolidated affiliates:
Community residential development	43,870	60,949
Commercial real estate	22,293	23,282

Total investment in unconsolidated affiliates	66,163	84,231

Total real estate investments	809,388	746,202
Less: Accumulated depreciation	12,031	9,468

Net real estate investments	$797,357	$736,734

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

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$32,977	$24,320	$107,347	$35,348
Add back: Goodwill amortization	—	1,374	—	2,851

Adjusted net income	$32,977	$25,694	$107,347	$38,199

Basic earnings per share:
Reported net income	$0.41	$0.30	$1.34	$0.43
Goodwill amortization	—	0.02	—	0.03

Adjusted net income	$0.41	$0.32	$1.34	$0.46

Diluted earnings per share:
Reported net income	$0.40	$0.29	$1.29	$0.41
Goodwill amortization	—	0.01	—	0.03

Adjusted net income	$0.40	$0.30	$1.29	$0.44

6. DEBT

     Long-term debt consisted of the following (in thousands):

	June 30, 2002	December 31, 2001

Medium-term notes	$175,000	$—
Minimum liability owed on sale of equity securities	37,545	131,241
Senior revolving credit agreement, unsecured	—	205,000
Debt secured by certain commercial and residential property	145,594	101,516
Various secured and unsecured notes payable	4,518	4,621
Revolving credit agreement, warehouse line and other debt of discontinued operations	—	55,637

Total debt	$362,657	$498,015

     The aggregate maturities of long-term debt subsequent to June 30, 2002 are as follows (in thousands): 2002, $39,187; 2003, $1,580; 2004, $36,810; 2005, $21,102; 2006, $2,726; thereafter, $261,252.

     On February 7, 2002, the Company issued a series of senior notes in a private placement with an aggregate principal amount of $175.0 million. The maturities of the notes are as follows: 3 Year — $18.0 million, 5 Year — $67.0 million, 7 Year — $15.0 million, 10 Year — $75.0 million. The notes bear fixed rates of interest ranging from 5.64% — 7.37% and interest will be payable semiannually. The notes contain financial covenants similar to those in its senior revolving credit agreement, including a minimum net worth requirement of $425 million, plus some restriction on pre-payment.

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

7. MARKETABLE SECURITIES AND DERIVATIVE INSTRUMENTS

     The Company entered into three-year forward sale contracts (“Forward Sale Contracts”) with a major financial institution leading to the ultimate disposition of its investments in equity securities. Under the Forward Sale Contracts, on October 15, 1999, the Company received approximately $111.1 million in cash and is obligated to settle the forward transaction by October 15, 2002 by delivering either cash or a number of the equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation of up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities have been recorded at fair value on the balance sheet and the related unrealized gain, net of tax, has been recorded in accumulated other comprehensive income. At the inception of the transaction, the Company recorded a liability in long-term debt for approximately $111.1 million, which has been increased as interest expense is imputed at an annual rate of 7.9%. The liability is also increased by the amount, if any, that the securities increase beyond the 20% that the Company retains. In addition, the Forward Sale Contracts have been designated as a fair value hedge of the marketable securities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”).

     On February 26, 2002, the Company settled a portion of the Forward Sale Contracts by delivering equity securities to the financial institution. The liability related to the contracts that were settled was $97.0 million at the time of settlement and the resulting gain that was recognized in the first quarter of 2002 was $94.7 million pre-tax, or $61.6 million, net of tax. The balance of the remaining liability, if held to maturity on October 15, 2002 will be $38.3 million, plus any appreciation in the securities beyond the first 20%. The net cash received at settlement was $1.5 million.

     With respect to the remaining securities, the fair value of the Forward Sale Contracts decreased by $2.9 million to $6.0 million during the first six months of 2002. The net impact to the statement of income for the six months ended June 30, 2002 was a loss of $(0.2) million, which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts. The Company excludes this amount from its assessment of hedge effectiveness of the Forward Sale Contracts under FAS 133.

8. SEGMENT INFORMATION

     The Company conducts primarily all of its business in five reportable operating segments, which are community residential development, commercial real estate development and services, land sales, forestry and transportation. The Company’s former residential real estate services segment has been reported as a discontinued operation following the Company’s decision to sell ARS. Intercompany transactions have been eliminated. The Company evaluates a segment’s performance based on EBITDA. EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization, and is net of the effects of minority interests. EBITDA excludes gains (losses) from discontinued operations, except for gains (losses) from sales of assets which are classified as discontinued operations under the provisions of FAS 144 and are sold in the normal course of business. EBITDA also excludes gains (losses) on sales of nonoperating assets. EBITDA is considered a key financial measurement in the industries that the Company operates. The segment labeled other primarily consists of investment income, net of corporate general and administrative expenses. Also included in the segment labeled other are the revenues and costs related to the hospitality development group. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows: (In thousands)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Total Revenues:
Community residential development	97,910	59,075	161,338	98,350
Commercial real estate development and services	21,773	85,880	45,056	105,291
Land sales	13,307	24,366	35,933	41,824
Forestry	11,993	9,611	22,280	18,926
Transportation	427	546	860	1,028
Other	120	343	1,743	682

Total revenues	$145,530	$179,821	$267,210	$266,101

EBITDA:
Community residential development	23,896	11,902	34,949	19,763
Commercial real estate development and services	3,674	6,563	6,167	8,457
Land sales	10,536	21,116	28,939	35,549
Forestry	3,421	3,760	6,338	7,796
Transportation	(179)	(519)	(415)	(912)
Other	(7,635)	(3,973)	(11,042)	(6,958)

EBITDA	$33,713	$38,849	$64,936	$63,695
Adjustments to reconcile to income from continuing operations:
Depreciation and amortization	$(5,301)	$(4,804)	$(10,250)	$(9,537)
(Loss) gain on valuation of derivatives	(1,083)	3,354	(222)	5,051
Gain on settlement of forward sale contracts	—	—	94,698	—
Other income	(507)	(496)	(1,058)	(520)
Interest expense	(6,470)	(4,314)	(11,419)	(8,522)
Income tax expense	(8,344)	(12,085)	(52,513)	(18,844)
Minority interest	41	(395)	80	(373)

Income from continuing operations	$12,049	$20,109	$84,252	$30,950

	June 30, 2002	December 31, 2001

Total Assets:
Community residential development	$472,731	$315,427
Commercial real estate development and services	284,905	353,307
Residential real estate services	—	183,541
Land sales	5,865	3,313
Forestry	106,507	106,818
Transportation	14,646	14,651
Unallocated corporate investments	309,747	363,502

Total assets	$1,194,401	$1,340,559

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

     The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $53.2 million; the amount outstanding at June 30, 2002 totaled $51.6 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

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

     Pursuant to the terms of various agreements by which the Company disposed of its sugar assets, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. The Company must use these funds to pay the costs of the remediation. Based upon the Company’s current environmental studies, management does not believe the costs of the remediation will materially exceed the amount held in escrow. The Company will receive any funds that remain after the remediation is complete. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million that is held in escrow, the purchasers of the Company’s sugar assets will be responsible for the first $0.5 million of the additional costs; the Company will be responsible for the next $4.5 million; and thereafter the parties shall share the costs equally.

     During the fourth quarter of 2000, management became aware of an investigation being conducted by the Florida Department of Environmental Protection of the Company’s former paper mill site and some adjacent real property in Gulf County, Florida (the “Mill Site”). The real property on which the Company’s former paper mill is located is now owned by the Smurfit-Stone Container Corporation and the adjacent real property is owned by the Company. The Florida Department of Environmental Protection submitted a CERCLA Site Discovery/Prescreening Evaluation to Region IV of the United States Environmental Protection Agency in Atlanta in September 2000. Based on this submission, the United States Environmental Protection Agency included the Mill Site on the CERCLIS List. The CERCLIS List is a list of sites which are to be evaluated to determine whether there is a potential presence of actionable contaminants. The Florida Department of Environmental Protection, under an arrangement with the United States Environmental Protection Agency began to prepare a preliminary assessment of the Mill Site. The Company, in cooperation with the Smurfit-Stone Container Corporation, requested the Florida Department of Environmental Protection to allow the Company and the Smurfit-Stone Container Corporation to conduct testing on the Mill Site prior to the submission of a preliminary assessment. The Florida Department of Environmental Protection requested the United States Environmental Protection Agency to allow the Company and the Smurfit-Stone Container Corporation to conduct a voluntary investigation prior to submitting a preliminary assessment. The United States Environmental Protection Agency agreed. On September 27, 2001, the Company, the Smurfit-Stone Container Corporation and the Florida Department of Environmental Protection executed an Agreement which set forth the parameters under which the Company and the Smurfit-Stone Container Corporation were to conduct testing. The testing has been completed. The Company submitted its sampling and analysis report to the Florida Department of Environmental Protection on January 16, 2002. The Florida Department of Environmental Protection, which conducted independent testing of the same samples as the Company will compare its results to those obtained by the Company. Based on current information including the test results, management does not believe the Company’s liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.2 million and $4.6 million as of June 30, 2002 and December 31, 2001, respectively.

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

     All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. In particular, but without limitation, discussions regarding (a) the size and number of commercial buildings and residential units; (b) expected development timetables, development approvals and the ability to obtain approvals; (c) anticipated price ranges of developments; (d) the number of units that can be supported upon full build-out of a development; (e) the number and price of anticipated land sales; (f) estimated land holdings for a particular use within a specific time frame; (g) absorption rates and expected gain on land sales; (h) future operating performance, cash flows and short and long term revenue and earnings growth rates; (i) comparisons to historical projects; and (j) the number of shares of the Company’s stock which may be purchased under the terms of the Company’s existing or future share repurchase programs are forward-looking statements.

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

Results of Operations

Consolidated Results

Three Months Ended June 30

     Operating revenues decreased $34.3 million, or 19% to $145.5 million for the second quarter of 2002 as compared to $179.8 million in the second quarter of 2001. Operating expenses totaled approximately $105.8 million, a decrease of $33.3 million, or 24%, for the second quarter of 2002 as compared to $139.1 million for the second quarter of 2001. Corporate expense increased $2.2 million, or 36% to $8.3 million from $6.1 million, primarily due to the $1.5 million of costs associated with the secondary offering of the Company’s common stock completed by the Trust and the effects of increased employee benefit costs. Corporate expense included prepaid pension income of $2.5 million in the second quarter of 2002 and 2001. Depreciation and amortization increased $0.5 million, 10%, to $5.3 million for the second quarter of 2002 from $4.8 million in the second quarter of 2001. The increase is primarily due to an increase in property associated with club and resort operations for the community residential development segment. Included in second quarter 2001 operations was goodwill amortization totaling $1.0 million, excluding amortization relating to ARS.

     Other income (expense) was $(5.3) million in the first quarter of 2002 compared to $2.3 million in 2001. Included in other income (expense) was a loss on valuation of derivatives of $(1.1) million for the second quarter of 2002 and a gain on valuation of derivatives of $3.4 million for the second quarter of 2001. Additionally, interest expense increased $2.5 million from $3.0 million for the second quarter of 2001 to $5.5 million for the second quarter of 2002, primarily due to interest expense associated with the medium-term notes issued in the first quarter of 2002. Investment income decreased $0.7 million to $0.6 million for the second quarter of 2002, compared to $1.3 million for the second quarter of 2001. Other income, excluding gain or loss on valuation of derivatives, was $0.7 million for the second quarter of 2002, compared to $0.6 million for the second quarter of 2001.

     Income tax expense on continuing operations totaled $8.3 million, an effective rate of 40%, for the second quarter of 2002 as compared to $12.1 million, an effective rate of 38% for the second quarter of 2001.

     Discontinued operations includes the gain on sale and operations of ARS through April 17, 2002 and the gain on sale and operations of two commercial office buildings disposed of in the first quarter of 2002. The gain recorded on the sale of ARS was $33.5 million before taxes, or $20.6 million net of taxes of $12.9 million. During the period from April 1, 2002 through April 17, 2002, ARS generated revenues of $12.5 million and operating expenses of $11.8 million. Revenues generated by ARS during the second quarter of 2001 were $79.5 million, with related operating expenses of $67.1 million. Net income for the second quarter of 2002 for the discontinued operations was $0.4 million compared to $4.2 million in 2001. EBITDA was $0.8 million in the second quarter of 2002 compared to $9.4 million in 2001. Revenues, operating expenses, net income and EBITDA generated from the operations of the two commercial office buildings sold were all less than $0.1 million for the three months ended June 30, 2002 and 2001, respectively.

     Net income for the first quarter of 2002 was $33.0 million or $0.40 per diluted share as compared to $24.3 million or $0.29 per diluted share for the first quarter of 2001.

Six Months Ended June 30

     Operating revenues increased $1.1 million, or less than 1%, to $267.2 million for the first six months of 2002 as compared to $266.1 million in the first six months of 2001. Operating expenses totaled approximately $194.2 million, a decrease of $4.7 million, or 2%, for the first six months of 2002 as compared to $198.9 million for the first six months of 2001. Corporate expense increased $3.4 million, or 33% to $13.7 million from $10.3 million, primarily due to the costs associated with the secondary offering of the Company’s common stock completed by the Trust during the second quarter and the effects of increased employee benefit costs. Corporate expense included prepaid pension income of $4.9 million in the first six months of 2002, compared to $5.0 million in the first six months of 2001. Depreciation and amortization increased $0.7 million, or 7%, to $10.2 million for the first six months of 2002 from $9.5 million in the first six months of 2001. The increase is due to an increase in property associated with club and resort operations for the community residential development segment. Included in operations for the first six months of 2001 was goodwill amortization totaling $2.0 million, excluding amortization relating to ARS.

     Other income (expense) was $88.2 million in the first six months of 2002 compared to $2.3 million in 2001. During the first quarter of 2002, the Company recorded pre-tax gains of $94.7 million ($61.6 million net of tax) resulting from the settlement of a portion of its forward sale contracts. The remaining forward sale contracts will be settled in 2002.

     Income tax expense on continuing operations totaled $52.5 million, an effective rate of 38%, for the first six months of 2002 as compared to $18.8 million, an effective rate of 38% for the first six months of 2001.

     Discontinued operations includes the gain on sale and the operations of ARS and the gain on sale and operations of two commercial office buildings disposed of in the first quarter of 2002. The gain recorded on the sale of ARS was $33.5 million before taxes, or $20.6 million net of taxes of $12.9 million. Prior to its sale on April 17, 2002, ARS generated revenues of $76.2 million and operating expenses of $71.7 million during 2002. During the first six months of 2001, ARS generated revenues of $133.3 million and operating expenses of $122.9 million. Net income for the first six months of 2002 for the discontinued operations was $2.3 million compared to $4.4 million in 2001. EBITDA was $5.3 million in the first six months of 2002 compared to $11.7 million in 2001. Revenues from the two commercial office buildings were less than $0.1 million for the six months ended June 30, 2002 and approximately $0.1 million for the six months ended June 30, 2001. Net operating income from the two commercial office buildings was less than $0.1 million for the six months ended June 30, 2002 and 2001. The gain on the sale of the two commercial office buildings was $0.3 million, or $0.2 million net of tax.

     Net income for the first six months of 2002 was $107.3 million or $1.29 per diluted share as compared to $35.3 million or $0.41 per diluted share for the first six months of 2001.

Results of Operations by Business Segment

Community residential development

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$97.9	$59.1	$161.3	$98.4
Operating expenses	74.7	48.6	128.0	80.6
Depreciation and amortization	1.0	0.2	1.8	0.4
Other income (expense)	—	—	0.1	0.2
Pretax income	22.2	10.3	31.6	17.6
EBITDA	23.9	11.9	34.9	19.8

     The Company’s community residential development operations currently consist of its residential development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”) and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded using the equity method of accounting for investments. These two partnerships are developing a total of approximately 21 communities in various stages of planning and execution primarily focused in northwest, northeast, and central Florida. The contribution to net income from Arvida/JMB will substantially end by the end of 2002. The Company also formed two 50/50 joint ventures with an unrelated third party to develop a residential community in Palm Beach County, Florida and one near Tampa, Florida.

Northwest Florida

     WaterColor, a coastal resort community in Walton County, Florida began sales in March of 2000. St. Joe/Arvida is building homes and condominiums and is selling developed homesites in WaterColor. The beach club, boat house, WaterColor Inn and Fish Out of Water restaurant are now operational. Fresh Daily, WaterColor’s local gourmet market, opened in March. WaterColor will eventually be a 1,140 unit beachfront resort and residential community.

     Approximately three miles east of WaterColor on about a mile of beachfront property, WaterSound is being planned as an exclusive and secluded beachfront community. Sales of homesites began at WaterSound in the third quarter of 2001. This community is planned to include 499 units. Sales of the first release of 50 beachfront multifamily units designed by Graham Gund began this quarter. The Camp Creek Golf Course, located approximately four miles east of WaterColor and within one-half mile of WaterSound, opened in May 2001.

     SouthWood is located in southeast Tallahassee, Florida. Plans for SouthWood include approximately 4,250 homes and a traditional town center with a variety of restaurants, community facilities, retail shops and offices. Sales of homes and homesites commenced in the second quarter of 2001.

     WindMark Beach is a beachfront community located in Gulf County, Florida. The first phase of the 80-acre community currently under development will offer 110 homesites, many of which will be beachfront. WindMark Beach will also offer a pool club, several community docks and a conservation area accessed by boardwalks and trails. Planning is also underway for future phases of WindMark Beach. The proposed community requires a DRI and is being planned for approximately 1,500 units with a beach club and golf course.

     SummerCamp, a new beachfront vacation community is located in Franklin County, Florida. Planning and entitlements are underway to develop 499 units. During the second quarter of 2002, the Franklin County Commission approved transmittal of a Comprehensive Plan Amendment for SummerCamp to the Florida Department of Community Affairs for state review. Final action has been delayed by the Franklin County Commission, pending the resolution of state recommendations and comments.

Northeast Florida

     James Island is located in Jacksonville, Florida on 194 acres of land acquired by the Company. At full build-out, the community is expected to include approximately 365 housing units. Sales at James Island are expected to be concluded in early 2003.

     During 2001, sales commenced at St. Johns Golf and Country Club in St. Johns County, Florida. This community is planned to include 799 units and an 18-hole golf course which opened for play in 2001. Infrastructure continues on the second phase. The community swimming pool and fitness center opened in May of 2002.

Central Florida

     Sales commenced at Victoria Park, near Orlando, Florida in 2001. This 1,859 acre community will have approximately 3,150 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course. Beginning in March 2002, sales have picked up at Victoria Park but were still below expectations. The completion of several of the community's key amenities has triggered an increase in sales. As club facilities are completed in the second half of this year, management expects sales activity to increase.

Three Months Ended June 30

     Real estate sales totaled $88.6 million with related costs of sales of $60.2 million during the second quarter of 2002 as compared to sales of $51.7 million in 2001 with related cost of sales of $37.9 million. Following is a detail of activity by development (in millions):

	Quarter ended June 30, 2002				Quarter ended June 30, 2001

	Closed				Closed
	Units		Cost of	Gross	Units		Cost of	Gross
	(a)	Revenues	sales	Profit	(a)	Revenues	Sales	Profit

Northwest Florida:
Walton County:
WaterColor	44	$19.8	$9.9	$9.9	21	$15.6	$7.6	$8.0
WaterSound	10	3.6	1.4	2.2	—	—	—	—
Bay County:
The Hammocks	18	1.4	1.1	0.3	5	0.7	0.6	0.1
Palmetto Trace	7	1.2	1.1	0.1	—	—	—	—
Summerwood	3	0.5	0.4	0.1	13	2.0	1.7	0.3
Woodrun	—	—	—	—	6	0.3	0.3	—
Other Bay County	—	—	—	—	2	0.1	—	0.1
Leon County:
SouthWood	40	6.9	5.6	1.3	29	2.1	1.2	0.9
Franklin County:
Driftwood	—	—	—	—	2	0.3	0.1	0.2
Gulf County:
Windmark Beach	35	9.1	2.1	7.0	—	—	—	—
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club	38	10.1	7.7	2.4	20	1.3	0.9	0.4
RiverTown	—	—	—	—	2	0.6	0.2	0.4
Duval County:
James Island	21	6.8	5.8	1.0	29	9.4	8.1	1.3
Hampton Park	9	2.7	2.3	0.4	—	—	—	—
Central Florida:
Volusia County:
Victoria Park	17	2.6	1.9	0.7	2	0.2	0.1	0.1
North Carolina and South Carolina:
Saussy Burbank	124	23.9	20.9	3.0	85	19.1	17.1	2.0

Total		$88.6	$60.2	$28.4		$51.7	$37.9	$13.8

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

     During the second quarter of 2002 there were 26 lots, 13 multi-family residences, and 5 single-family residences closed at WaterColor. The average price of a lot sold in the second quarter of 2002 was $326,000 compared to $453,000 in the second quarter of 2001, due to several higher priced ocean front lots sold in 2001. The average price of a multi-family unit sale in the second quarter of 2002 was $521,000 compared to $429,000 in the second quarter of 2001. The increase in average price is due to one beachside multi-family unit sold in the second quarter of 2002 with a sales price of $1,275,000. There were no beachside multi-family units sold during the second quarter of 2001. Revenue and costs of sales associated with multi-family units are recognized using the percentage of completion method of accounting.

     Other revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees and rental income totaled $4.6 million with related costs of $5.5 million in the second quarter of 2002 as compared to $1.1 million in revenues and $2.1 million in related costs in 2001. Due to the start-up nature of the WaterColor Inn, costs exceeded revenue. The Inn is expected to generate positive cash flows by the end of 2003. Management perceives the Inn to be a valuable inducer of revenues from sales of WaterColor homes and homesites as well as surrounding St. Joe developments. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $9.0 million during the second quarter of 2002 as compared to $8.6 million in 2001. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

     The Company recorded revenues from land sales of $0.4 million in the second quarter of 2002, with no such land sales recorded in the second quarter of 2001. Income from the Company’s investment in Arvida/JMB was $4.8 million for the second quarter of 2002, as compared to $6.3 million in 2001. During the second quarter of 2002, the Company also recorded a loss from other joint ventures of $0.5 million. The community residential development segment recorded no income from other joint ventures in the first quarter of 2001.

     Depreciation and amortization for the second quarter of 2002 increased $0.8 million to $1.0 million, compared to the second quarter of 2001. The increase is primarily due to an increase in property associated with club and resort operations.

Six Months Ended June 30

     Real estate sales totaled $144.9 million with related costs of sales of $101.4 million during the first six months of 2002 as compared to sales of $86.6 million in 2001 with related cost of sales of $62.7 million.

Following is a detail of activity by development (in millions):

	Six months ended June 30, 2002				Six months ended June 30, 2001

	Closed				Closed
	Units		Cost of	Gross	Units		Cost of	Gross
	(a)	Revenues	sales	Profit	(a)	Revenues	Sales	Profit

Northwest Florida:
Walton County:
WaterColor	65	$29.0	$14.9	$14.1	31	$26.6	$13.4	$13.2
WaterSound	33	9.7	4.0	5.7	—	—	—	—
Bay County:
The Hammocks	28	2.5	2.1	0.4	5	0.7	0.6	0.1
Palmetto Trace	7	1.2	1.1	0.1	—	—	—	—
Summerwood	12	1.8	1.6	0.2	23	3.7	3.2	0.5
Woodrun	1	0.3	0.3	—	11	0.8	1.0	(0.2)
Other Bay County	1	0.1	0.1	—	2	0.1	—	0.1
Leon County:
SouthWood	70	11.4	8.7	2.7	42	2.9	1.6	1.3
Franklin County:
Driftwood	—	—	—	—	2	0.3	0.1	0.2
Gulf County:
Windmark Beach	47	11.6	2.7	8.9	—	—	—	—
Northeast Florida:
St. Johns County:
St. Johns Golf "&" Country Club	62	15.2	11.9	3.3	45	2.6	1.7	0.9
RiverTown	—	—	—	—	7	2.7	0.5	2.2
Duval County:
Hampton Park	9	2.7	2.3	0.4	—	—	—	—
James Island	39	12.2	10.4	1.8	36	11.7	10.1	1.6
Central Florida:
Volusia County:
Victoria Park	27	4.1	3.2	0.9	5	0.4	0.3	0.1
North Carolina and South Carolina:
Saussy Burbank	224	43.1	38.1	5.0	158	34.1	30.2	3.9

Total		$144.9	$101.4	$43.5		$86.6	$62.7	$23.9

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

     During the first six months of 2002 there were 36 lots, 21 multi-family residences, and 8 single-family residences closed at WaterColor. The average price of a lot sold in the first six months of 2002 was $313,000 compared to $474,000 in the first six months of 2001, due to several higher priced ocean-front lots sold in 2001. The average price of a multi-family residence sale in the first six months of 2002 was $689,000 compared to $428,000 in the first six months of 2001. The increase in the average price is due to 6 beachside multi-family units closed during the first six months of 2002 with an average price of $1,171,000. There were no beachside multi-family units closed during the first six months of 2001. Revenue and costs of sales associated with multi-family units are recognized using the percentage of completion method of accounting.

     Other revenues from the WaterColor Inn, other resort operations, management fees and rental income totaled $6.9 million with related costs of $9.6 million in the first six months of 2002 as compared to $1.4 million in revenues and $3.1 million in related costs in 2001. The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $17.0 million during the first six months of 2002 as compared to $14.8 million in 2001. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

     Depreciation and amortization for the first six months of 2002 increased $1.4 million to $1.8 million, compared to the same period of 2001. The increase is primarily due to an increase in property associated with club and resort operations.

     The Company recorded revenues from land sales of $0.4 million in the first six months of 2002, with no such land sales recorded in the first six months of 2001. Income from the Company’s investment in Arvida/JMB was $10.0 million for the first six months of 2002, as compared to $10.4 million in 2001. During the first six months of 2002, the Company also recorded a loss from other joint ventures of $0.9 million. The community residential development segment recorded no income from other joint ventures in the first quarter of 2001.

Land Sales

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$13.3	$24.3	$35.9	$41.8
Operating expenses	2.8	3.3	7.2	6.4
Other income (expense)	—	0.1	0.2	0.1
Pretax income	10.5	21.1	28.9	35.5
EBITDA	10.5	21.1	28.9	35.5

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

     Initial planning and entitlement activity is underway on three RiverCamp locations across northwest Florida. RiverCamps are planned settlements in rustic settings, envisioned as a one to two acre cabin site sold fee simple, along with common property including conservation areas.

Three months ended June 30

     During the second quarter of 2002, the land sales division, excluding conservation land sales, had revenues of $12.1 million, which represented sales from 44 transactions totaling 5,522 acres at an average price of $2,191 per acre. The current quarter per-acre price is higher than the 2001 quarter average price per acre due to a small number of higher price per acre lots sold this quarter. During the second quarter of 2001, revenues were $13.6 million, representing sales from 49 transactions totaling 7,264 acres at an average price of $1,872 per acre. Gross profit resulting from land sales totaled $10.6 million or 87% of total revenue as compared to gross profit in the second quarter of 2001 of $12.0 million, or 87% of total revenue.

     During the second quarter of 2002, the Company sold a 500-acre parcel known as the Aspalaga Bluffs in southwest Gadsden County, Florida to the Nature Conservancy for proceeds of $1.2 million, or $2,445 per acre, realizing a gross profit of $1.2 million due to minimal costs of sale. During the second quarter of 2001, the Company sold 11,053 acres of conservation land for $10.7 million. These sales consisted of the sale of a 10,681-acre area called Snipe Island in Taylor County to the State of Florida for approximately $10.0 million, or $938 per acre, and the sale of a 372-acre parcel near Torreya State Park in Florida for approximately $653,000, or $1,755 per acre. Gross profit from conservation land sales totaled $1.2 million, or approximately 100% of total revenue, for the three months ended June 30, 2002, compared to $10.0 million, or 94% of total revenue, for the three months ended June 30, 2001.

Six months ended June 30

     During the first six months of 2002, the land sales division, excluding conservation land sales, had revenues of $27.4 million, which represented sales from 79 transactions totaling 14,961 acres at an average price of $1,839 per acre. During the first six months of 2001, revenues were $31.1 million, representing sales from 86 transactions totaling 14,770 acres at an average price of $2,099 per acre. Gross profit resulting from land sales totaled $24.1 million or 87% of total revenue as compared to gross profit in the first six months of 2001 of $27.4 million, or 88% of total revenue.

     During the first six months of 2002, the Company sold 7,508 acres of conservation lands for $8.5 million. In addition to the second quarter 2002 sale previously discussed, the Company sold 7,008 acres of conservation land known as Sweetwater Creek Ravines in Liberty County, Florida in the first quarter of 2002 to the State of Florida for proceeds of $7.3 million, or $1,035 per acre, realizing a gross profit of $6.2 million. During the first six months of 2001, the Company sold 11,053 acres of conservation land for $10.7 million. This includes the two conservation land sales previously discussed. Gross profit resulting from conservation land sales totaled $7.4 million, or 87% of total revenue for the first six months of 2002, compared to gross profit of $10.0 million, or 94% of total revenue, for the six months ended June 30, 2001.

Commercial real estate development and services

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$21.8	$85.9	$45.1	$105.3
Operating expenses	18.1	79.4	38.9	96.9
Depreciation and amortization	2.3	2.5	4.3	4.9
Other expense	(2.0)	(0.1)	(3.4)	(0.8)
Pretax (loss) income	(0.6)	3.9	(1.5)	2.7
EBITDA	3.7	6.6	6.2	8.5

     Operations of the commercial real estate development and services segment include development of St. Joe properties (“St. Joe Commercial”) and the Advantis service businesses and investments in affiliates, including the Codina Group, Inc. (“Codina”).

Three months ended June 30

     Rental revenues generated by St. Joe Commercial’s operating properties were $8.2 million during the second quarter of 2002, an increase of 74%, compared to $4.7 million in the second quarter of 2001, due to six new buildings placed in service or acquired since the second quarter of 2001, partially offset by four buildings sold since the second quarter of 2001. Operating expenses relating to these revenues were $2.9 million, an increase of 16% compared to $2.5 million in 2001. As of June 30, 2002, the Company had interests, either wholly owned or through partnerships, in 19 operating buildings with 2.2 million total rentable square feet in service, compared to 17 operating buildings with 2.1 million total rentable square feet in service at June 30, 2001. The overall leased percentage at June 30, 2002 was 82%, compared to 87% at June 30, 2001. Approximately 0.2 million square feet of office space is under construction as of June 30, 2002.

     Net operating income (rental revenues less operating expenses) from commercial income producing properties owned and managed by the Company is presented in the table below.

		Net Operating Income					Percentage
		Three Months Ended June 30,				Net Rentable	Leased at
						Square Feet at	June 30,
	Location	2002		2001		June 30, 2002	2002

	(in millions)
Harbourside	Clearwater, FL	0.4		0.3		147,000	86%
Prestige Place I and II	Clearwater, FL	0.1		0.3		143,000	86
Lakeview	Tampa, FL	0.3		0.3		125,000	94
Palm Court	Tampa, FL	0.1		0.1		62,000	93
Westside Corporate Center	Plantation, FL	0.3		0.2		100,000	84
280 Interstate North	Atlanta, GA	0.4		0.3		126,000	92
Southhall Center	Orlando, FL	0.7		0.5		155,000	95
1133 20th Street	Washington, DC	0.7		—		119,000	99
1750 K Street	Washington, DC	1.0		—		152,000	92
Millennia Park One	Orlando, FL	—		—		158,000	44
Westchase Corporate Center	Houston, TX	0.4		0.3		184,000	82
NCCI	Boca Raton, FL	—		0.2		(a )	(a )
Tree of Life	St. Augustine, FL	0.2		—		69,000	100
TNT Logistics	Jacksonville, FL	0.2		—		99,000	73
Nextel Call Center	Panama City Beach, FL	0.1		—		67,000	100
355 Alhambra	Coral Gables, FL	(b	)	(b	)	224,000	60
Deerfield Commons I	Atlanta, GA	(b	)	(b	)	122,000	76
Other		0.4		(0.7)		105,000

		$5.3		$1.8		2,157,000

(a)	This property was sold prior to June 30, 2002.

(b)	These properties are held through partnership interests and are accounted for using the equity method of accounting.

     Operating revenues generated from Advantis totaled $13.6 million during the second quarter of 2002 compared with $14.5 million for the second quarter of 2001, a decrease of 6% due primarily to a decrease in construction revenues, partially offset by increases in brokerage and management services revenue. Advantis’ expenses were $13.4 million during the second quarter of 2002 compared with $15.1 million in 2001, a decrease of 11%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. Advantis’ EBITDA was $0.3 million in the second quarter of 2002 compared to an EBITDA loss of $0.5 million in the second quarter of 2001. Management has recently implemented a cost reduction program, the initial results of which are reflected in operations for the second quarter of 2002. Based on the expected results of these cost reduction efforts, as well as overall improving market conditions and several pending brokerage transactions, Advantis’ performance is expected to continue to improve for the remainder of 2002.

     During the second quarter of 2002, St. Joe Commercial realized $0.1 million in revenue from real estate sales with related costs of $0.1 million. During the second quarter of 2001, St. Joe Commercial realized $65.5 million in revenue from real estate sales, with related costs of approximately $60.1 million. These include the sales of the NCCI building, a 310,000-square-foot building in Boca Raton, Florida, for $52.5 million, resulting in a gain of approximately $4.4 million, the sales of the 3001 Knox Street parcel in Dallas and the 1200 Post Oak property in Houston for $12.5 million, resulting in a combined gain of $0.6 million, and other land sales totaling $0.5 million, with a gain of $0.4 million.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported a net loss from these investments of $0.3 million in the second quarter of 2002, compared to earnings of $0.8 million in the second quarter of 2001. Included in the loss from investments in joint ventures for the second quarter of 2002 was a $0.3 million loss on the Company’s investment in Codina, compared to $0.2 million in income in the second quarter of 2001. The Codina loss in 2002 was primarily due to poor market conditions in South Florida. The Company also had development fees earned of $0.4 million in the second quarter of 2001, with $0.2 million in revenue in the second quarter of 2002.

     General and administrative expenses for the commercial group, which are included in operating expenses, were $1.7 million for the second quarter of 2002, compared to $1.6 million in the second quarter of 2001.

     Depreciation and amortization decreased by $0.2 million to $2.3 million. Amortization of goodwill in the second quarter of 2001 totaled $0.5 million.

     During the second quarter of 2002, St. Joe and CNL Financial Group, Inc. (“CNL”) completed a series of transactions. The Company has acquired CNL’s 50 percent interest in Millennia Park One, a 158,000 square-foot office building adjacent to other St. Joe land holdings in Orlando, Florida. Millennia Park One, which is

44% leased at June 30, 2002, is now 100% owned by the Company and is included in the Company’s investment property portfolio. Accordingly, it has been fully consolidated for periods subsequent to this transaction. Similarly, affiliates of CNL acquired St. Joe’s 50% interest in the 346,000 square-foot CNL Center. St. Joe and CNL also formed a new partnership to own and manage the 71,000 square-foot Alliance Bank building and other property in Orlando. The impact to the results of operations of the commercial segment was approximately $0.1 million.

Six months ended June 30

     Rental revenues generated by St. Joe Commercial operating properties were $15.5 million during the first six months of 2002, an increase of 61%, compared to $9.6 million in the first six months of 2001. Operating expenses relating to these revenues were $5.4 million, an increase of 32% compared to $4.1 million in 2001.

     Net operating income (rental revenues less operating expenses) from commercial income producing properties owned and management thereof by the Company is presented in the table below.

		Net Operating Income					Percentage
		Six Months Ended June 30,				Net Rentable	Leased at
						Square Feet at	June 30,
	Location	2002		2001		June 30, 2002	2002

		(in millions)
Harbourside	Clearwater, FL	0.7		0.7		147,000	86%
Prestige Place I and II	Clearwater, FL	0.4		0.7		143,000	86
Lakeview	Tampa, FL	0.6		0.6		125,000	94
Palm Court	Tampa, FL	0.2		0.3		62,000	93
Westside Corporate Center	Plantation, FL	0.6		0.5		100,000	84
280 Interstate North	Atlanta, GA	0.7		0.7		126,000	92
Southhall Center	Orlando, FL	1.2		0.5		155,000	95
1133 20th Street	Washington, DC	1.3		—		119,000	99
1750 K Street	Washington, DC	1.9		—		152,000	92
Millennia Park One	Orlando, FL	—		—		158,000	44
Westchase Corporate Center	Houston, TX	0.9		0.6		184,000	82
NCCI	Boca Raton, FL	—		1.4		(a )	(a )
Tree of Life	St. Augustine, FL	0.4		—		69,000	100
TNT Logistics	Jacksonville, FL	0.3		—		99,000	73
Nextel Call Center	Panama City Beach, FL	0.2		—		67,000	100
355 Alhambra	Coral Gables, FL	(b	)	(b	)	224,000	60
Deerfield Commons I	Atlanta, GA	(b	)	(b	)	122,000	76
Other		0.7		(0.5)		105,000

		$10.1		$5.5		2,157,000

(a)	This property was sold prior to June 30, 2002.

(b)	These properties are held through partnership interests and are accounted for using the equity method of accounting.

     Operating revenues generated from Advantis totaled $27.2 million during the first six months of 2002 compared with $28.5 million for the first six months of 2001, a decrease of 5% due primarily to a decrease in brokerage revenues, partially offset by increases in management services and construction revenue. Advantis expenses were $28.8 million during the first six months of 2002 compared with $29.6 million in 2001, a decrease of 3%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. Advantis recorded an EBITDA loss for 2002 of $1.5 million compared to an EBITDA loss of $1.0 million in 2001. Management has recently implemented a cost reduction program, the initial results of which are reflected in operations for the second quarter of 2002. Based on the expected results of these cost reduction efforts, as well as overall improving market conditions and several pending brokerage transactions, Advantis’ performance is expected to improve for the remainder of 2002.

     During the first six months of 2002, revenues from land sales were $2.7 million, consisting primarily of sales of land located in Florida and Texas, with related costs of $1.4 million. During the first six months of 2001, St. Joe Commercial realized $65.5 million in revenue from real estate sales made up of the transactions previously discussed. The total cost of revenue from real estate sales in the first six months of 2001 was approximately $60.1 million.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported a net loss from these investments of $0.8 million in the first six months of 2002, compared to earnings of $0.3 million in the first six months of 2001. The Company recorded a loss on its investment in Codina of $0.6 million for the first six months of 2002, compared to $0.3 million in income in 2001. The Codina loss in 2002 was primarily due to poor market conditions in South Florida. The Company also had development fees earned of $0.5 million in the first six months of 2002 compared to $1.5 million in 2001.

     General and administrative expenses for the commercial group, which are included in operating expenses, were $3.3 million in the first six months of 2002, compared to $3.2 million in the first six months of 2001.

     Depreciation and amortization decreased by $0.6 million to $4.3 million. Amortization of goodwill in the first six months of 2001 totaled $1.1 million.

     During the first quarter of 2002, the Company sold the two Park Center buildings located in Panama City, Florida for a net of tax gain of $0.2 million which is included in discontinued operations. The net operating income from the Park Centers for 2002 and 2001 was less than $0.1 million.

Forestry

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$12.0	$9.6	$22.3	$18.9
Operating expenses	9.1	6.5	17.2	12.2
Depreciation and amortization	1.1	0.8	2.1	1.7
Other income (expense)	0.5	0.6	1.3	1.1
Pretax income	2.3	2.9	4.3	6.1
EBITDA	3.4	3.8	6.3	7.8

Three months ended June 30

     Total revenues for the forestry segment were $12.0 million in the second quarter of 2002, an increase of 25% compared to $9.6 million in the second quarter of 2001. Revenues from the cypress mill operation, which was acquired in the second quarter of 2001 were $3.3 million during the second quarter of 2002, compared to $0.4 million in the second quarter of 2001. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation, were $3.2 million (178,000 tons) in the second quarter of 2002 as compared to $3.6 million (178,000 tons) in 2001. Sales to other customers totaled $5.2 million (199,000 tons) in the second quarter of 2002 compared to $5.6 million (247,000 tons) in 2001. Sales per ton to outside customers were higher this year due to more sales of higher priced product such as sawtimber vs. lower priced pulpwood.

     Cost of sales were $8.5 million, or 70% of revenues, in the second quarter of 2002 as compared to $5.7 million, or 59% of revenues, in the second quarter of 2001. The cypress operation contributed $2.6 million of cost of sales in the second quarter of 2002. The cypress operation generated $0.3 million of income for the second quarter of 2002 and broke even for the second quarter of 2001. Cost of sales of sawtimber and pulpwood products increased to 60% of revenue from 58% of revenue last year due to more sales with cut and haul costs being incurred this year. Other operating expenses were $0.6 million in the second quarter of 2002 as compared to $0.5 million in the second quarter of 2001.

Six months ended June 30

     Total revenues for the forestry segment were $22.3 million in the first six months of 2002, an increase of 18% compared to $18.9 million in the first six months of 2001. Revenues from the cypress mill operation, which was acquired in the second quarter of 2001 were $5.4 million this year to date, compared to $0.4 million in the first six months of 2001. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation, were $6.5 million (354,000 tons) in the first six months of 2002 as compared to $7.6 million (360,000 tons) in 2001. Sales to other customers totaled $10.4 million (430,000 tons) in the first six months of 2002 compared to $10.9 million (478,000 tons) in 2001. Sales per ton to outside customers were higher this year due to more sales of higher priced product such as sawtimber vs. lower priced pulpwood.

     Cost of sales were $15.8 million, or 70% of revenues, in the first six months of 2002 as compared to $10.9 million, or 58% of revenues, in the first six months of 2001. The cypress operation contributed $4.2 million of cost of sales. The cypress operation generated pre-tax income of $0.3 million in 2002 and no pre-tax income or loss in 2001. Cost of sales of sawtimber and pulpwood products increased to 62% of revenue from 60% of revenue last year due to more sales with cut and haul costs being incurred this year. Other operating expenses were $1.4 million in the first six months of 2002 as compared to $1.0 million in 2001.

Transportation
(In millions)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$0.4	$0.5	$0.9	$1.0
Operating expenses	0.6	1.1	1.3	2.0
Depreciation and amortization	0.3	.3	0.8	0.7
Pretax loss	(0.5)	(0.9)	(1.2)	(1.7)
EBITDA	(0.2)	(0.5)	(0.4)	(0.9)

Three Months Ended June 30

     ANRR operating revenues decreased $0.1 million to $0.4 million in the second quarter of 2002 as compared to 2001. ANRR’s operating expenses decreased $0.5 million to $0.6 million in the second quarter of 2002 as compared to the first quarter of 2001 due to cost cutting efforts.

     Pretax loss from continuing operations was $0.5 million for the second quarter of 2002 compared to $0.9 million for the second quarter of 2001.

     Management of the Company is evaluating strategic alternatives for this transportation business.

Six Months Ended June 30

     ANRR operating revenues decreased $0.1 million to $0.9 million in the first six months of 2002 as compared to 2001. ANRR’s operating expenses decreased $0.7 million to $1.3 million in the first six months of 2002 as compared to the first quarter of 2001 due to cost cutting efforts.

     Pretax loss from continuing operations was $1.2 million for the first six months of 2002 compared to $1.7 million for the first six months of 2001. ANRR operations may continue to operate at a loss unless ANRR is able to increase the traffic on its railroad or significantly reduce the costs associated with its operations.

Liquidity and Capital Resources

     The Company generates cash from its:

•	Operations

•	Investments and other liquid assets

•	Sales of land holdings, other assets and subsidiaries

•	Borrowings from financial institutions and other debt

•	Issuance of equity, including exercise of employee stock options

     The Company uses cash for:

•	Real estate development

•	Construction and homebuilding

•	Repurchases of our common stock

•	Payment of dividends

•	Repayment of debt

     The ability of the Company to generate operating cash flows is directly related to the real estate market, primarily in Florida, and the economy in general. As a result of September 11, considerable economic and political uncertainties still exist and could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Real estate market conditions in our regions of development, particularly in Northwest Florida, have generally remained healthy. After a downturn in the immediate aftermath of September 11, tourism in the Northwest Florida region has rebounded primarily from drive-in markets. Long-term prospects of job growth, coupled with strong in-migration population expansion, indicated that demand levels should be favorable over the next two to five years.

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

Cash Flows from Operating Activities

     Net cash provided by operations in the first six months of 2002 was $4.1 million. Included in cash flows from operating activities were expenditures of $140.0 million relating to its community residential development segment. Net cash used in operations in the first six months of 2001 was $47.2 million. Included in cash flows from operating activities were expenditures of $103.2 million relating to its community residential development segment.

Cash Flows from Investing Activities

     Net cash provided by investing activities in the first six months of 2002 was $115.6 million. Included in cash flows from investing activities was $138.5 million of proceeds received on the sale of ARS, reflecting gross proceeds less closing costs and cash balances of ARS at closing. Also included were capital expenditures of $60.2 million, consisting of commercial property acquisitions and development, hospitality development, and other property, plant and equipment. Proceeds from sales of assets totaled $41.0 million. Cash used in investing activities in the first six months of 2001 totaled $0.2 million and included proceeds from sales of operating and investment property of $102.8 million and expenditures of $93.0, primarily consisting of commercial real estate investments and purchases of property, plant and equipment.

Cash Flows from Financing Activities

     In the first six months of 2002, cash flows used in financing activities totaled $55.2 million. In the first six months of 2001, cash flows provided by financing activities totaled $44.5 million.

     During the first six months of 2002, the Company secured borrowings collateralized by its commercial property of $26.0 million. During the first six months of 2001, the Company secured borrowings collateralized by its commercial property of $32.0 million.

     On February 7, 2002, the Company issued in a private placement, a series of senior notes with an aggregate principal amount of $175.0 million (“Medium Term Notes”). The notes range in maturity from three years to ten years. The notes bear fixed rates of interest ranging from 5.64% to 7.37%. depending upon the maturity. Interest on the notes is payable semiannually.

     The Company has a $250 million credit facility, which matures on March 30, 2004, and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to the Company’s leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that the Company is currently in compliance with the covenants of the credit facility. During the first six months of 2002, the Company paid off the outstanding balance of its $250.0 million revolving credit line, primarily with proceeds received from the sale of its Medium Term Notes. During the first six months of 2001, the Company borrowed $116.0 million on the credit line, net of repayments.

     The Company has used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at three of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. Although the Company is not obligated directly to repay the bonds, the Company records a liability for future assessments which are fixed or determinable and will be levied against properties owned by the Company. At June 30, 2002, CDD bonds totaling $65.7 million had been issued, of which $35.4 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has accrued $7.7 million as of June 30, 2002 of this obligation.

     Through May 2001, the Company’s Board of Directors authorized a total of $500 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). There remains $36.2 million under the repurchase program at June 30, 2002.

     On June 17, 2002, the Alfred I. duPont Testamentary Trust (the “Trust”), the Company’s largest shareholder, announced that it had completed a public offering of 7.0 million shares of St. Joe common stock. Subsequently, the underwriters exercised an over-allotment option of 1.05 million shares. Concurrently with the consummation of this offering, and as a part of its stock repurchase program, St. Joe purchased 2,586,206 shares from the Trust. Additionally, during the first six months of 2002, a total of 318,500 shares were repurchased on the open market. As of March 31, 2002, a total of 12,322,866 shares have been repurchased on the open market and 6,587,606 shares have been repurchased from the Trust. The Company expended $80.7 million in the first six months of 2002 for the purchase of treasury stock, compared to $121.1 million in the first six months of 2001.

     The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. At June 30, 2002, four of these partnerships had debt outstanding totaling $51.6 million. The Company is wholly or jointly and severally liable as guarantor on these credit obligations. The maximum amount of the debt guaranteed by the Company is $53.2 million. The Company believes that future contributions, if required, will not have a significant impact to the Company’s liquidity or financial position.

Forward Sale Contract

     The Company has entered into three-year forward sale contracts with a major financial institution that will lead to the ultimate disposition of its investments in equity securities. Under the forward sale agreement, the Company received approximately $111.1 million in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of these equity securities to the financial institution. The agreement allows the Company to retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities are recorded at fair value on the balance sheet and the related unrealized gain, net of tax, is recorded in accumulated other comprehensive income. The Company recorded a liability in long-term debt for approximately $111.1 million, which will increase as interest expense is imputed at an annual rate of 7.9%. The liability will also increase by the amount, if any, that the securities increase beyond the 20% that the Company retains. On February 26, 2002, the Company settled a portion of the forward sale contracts and recognized a pre-tax gain of $94.7 million, $61.6 million, net of taxes. The balance of the liability, if held to maturity on October 15, 2002 will be $38.3 million, plus any appreciation in the securities beyond the first 20%. Under the forward sale contracts, if held to maturity, the Company’s maximum liability will not exceed the fair market value of the applicable marketable securities.

Contractual Obligations and Commercial Commitments

     There have been no material changes to contractual obligations and commercial commitments during the second quarter of 2002.

Quantitative Disclosures

     There have been no material changes to quantitative disclosures during the second quarter of 2002.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.01	Supplemental Calculation of Selected Consolidated Financial Data

     (b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St Joe Company

Date:	August 14, 2002	/s/ Peter S. Rummell

Peter S. Rummell
Chairman of the Board and
Chief Executive Officer

Date:	August 14, 2002	/s/ Kevin M. Twomey

Kevin M. Twomey
President, Chief Operating Officer, and
Chief Financial Officer

Date:	August 14, 2002	/s/ Janna L. Connolly

Janna L. Connolly
Vice President, Controller
(Chief Accounting Officer)