Form 10-Q
period 2002-09-30
ST JOE CO
filed 2002-11-14
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 1-10466

The St. Joe Company

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0432511 (I.R.S. Employer Identification No.)

Suite 400, 1650 Prudential Drive, Jacksonville, Florida (Address of principal executive offices)	32207 (Zip Code)

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

YES  ☒ NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2002, there were 97,319,549 shares of common stock, no par value, issued and 76,707,447 outstanding, with 20,612,102 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

Page

Part I. Financial Information:

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	3

Consolidated Statements of Income – Three Months and Nine Months Ended September 30, 2002 and 2001	4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

Part II. Other Information:

Item 1. Legal Proceedings (See Part I, Item 1, Note 9.)

Item 2. Changes in Securities and Use of Proceeds	N/A

Item 3. Defaults upon Senior Securities	N/A

Item 4. Submission of Matters to a Vote of Security Holders.	N/A

Item 5. Other Information	N/A

Item 6. Exhibits and Reports on Form 8-K	31

Signatures	32

Certifications	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	September 30,	December 31,
	2002	2001

ASSETS

Investment in real estate	$810,825	$736,734

Cash and cash equivalents	77,880	40,940

Short term investments	1,125	23,689

Marketable securities	38,495	141,086

Accounts receivable	27,336	27,783

Mortgage loans held for sale	—	32,720

Prepaid pension asset	92,654	86,612

Property, plant and equipment, net	44,290	49,826

Goodwill	52,520	143,383

Other assets	42,190	57,786

Total assets	$1,187,315	$1,340,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt	$367,055	$498,015

Accounts payable	41,857	49,290

Accrued liabilities	95,082	59,213

Deferred income taxes	198,865	211,914

Minority interest in unconsolidated subsidiaries	6,527	4,054

Total liabilities	709,386	822,486

Stockholders’ equity:

Common stock, no par value; 180,000,000 shares authorized; 96,868,218 and 95,509,175 issued at September 30, 2002 and December 31, 2001, respectively	110,932	83,154

Retained earnings	837,374	724,832

Accumulated other comprehensive income	24,723	88,137

Restricted stock deferred compensation	(622)	(951)

Treasury stock, at cost, 20,095,210 and 15,999,567 shares at September 30, 2002 and December 31, 2001, respectively	(494,478)	(377,099)

Total stockholders' equity	477,929	518,073

Commitments and contingencies (Notes 6 and 9)

Total liabilities and stockholders’ equity	$1,187,315	$1,340,559

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Operating revenues	$152,456	$147,372	$419,666	$413,473

Expenses:

Operating expenses	117,039	112,714	311,250	311,565

Corporate expense, net	6,988	4,686	20,646	14,968

Depreciation and amortization	6,056	5,668	16,306	15,205

Total expenses	130,083	123,068	348,202	341,738

Operating profit	22,373	24,304	71,464	71,735

Other income (expense):

Investment income	1,101	1,300	2,752	3,921

Interest expense	(4,293)	(5,006)	(13,722)	(11,799)

Gain on settlement of forward sale contracts	—	—	94,698	—

Other, net	309	(974)	1,548	5,465

Total other income (expense)	(2,883)	(4,680)	85,276	(2,413)

Income from continuing operations before income taxes and minority interest	19,490	19,624	156,740	69,322

Income tax expense	7,457	7,421	59,970	26,264

Minority interest expense (income)	436	72	921	(25)

Income from continuing operations	11,597	12,131	95,849	43,083

Income from discontinued operations:

Earnings from discontinued operations (net of income taxes of $2,441, $1,469 and $5,203, respectively)	—	3,888	2,339	8,284

Gains on sales of discontinued operations (net of income taxes of $82 and $13,110, respectively)	131	—	20,887	—

Net income	$11,728	$16,019	$119,075	$51,367

EARNINGS PER SHARE

Basic

Income from continuing operations	$0.15	$0.15	$1.21	$0.53

Income from discontinued operations:

Earnings from discontinued operations	—	0.05	0.03	0.10

Gain on sale of discontinued operations	—	—	0.26	—

Net income	$0.15	$0.20	$1.50	$0.63

Diluted

Income from continuing operations	$0.15	$0.14	$1.17	$0.51

Income from discontinued operations:

Earnings from discontinued operations	—	0.05	0.03	0.10

Gain on sale of discontinued operations	—	—	0.25	—

Net income	$0.15	$0.19	$1.45	$0.61

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:

Net income	$119,075	$51,367

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Gain recorded on settlement of forward sale contracts	(94,698)	—

Depreciation and amortization	17,370	21,524

Imputed interest on long-term debt	3,951	6,980

Minority interest in income	921	(25)

Deferred income tax expense	26,526	35,711

Equity in income of unconsolidated affiliates	(11,224)	(15,948)

Origination of mortgage loans, net of proceeds from sales	(3,641)	—

Repayments of mortgage warehouse line of credit, net of proceeds	(13,951)	—

Gain on sales of property and investments	(43,965)	(61,594)

Cost of community residential properties	169,709	100,148

Expenditures for community residential properties	(214,018)	(161,894)

Distributions from unconsolidated community residential joint ventures	30,743	21,460

(Gain) loss on valuation of derivative	972	(3,496)

Gain on sale of discontinued operations	(20,700)	—

Changes in operating assets and liabilities:

Accounts receivable	412	681

Other assets	15,224	(31,449)

Accounts payable, accrued liabilities, and other liabilities	33,889	10,883

Income taxes payable	(7,682)	(14,511)

Net cash provided by (used in) operating activities	8,913	(40,163)

Cash flows from investing activities:

Purchases of property, plant and equipment	(14,792)	(9,922)

Purchases of investments in real estate	(59,614)	(144,145)

Investments in joint ventures and purchase business acquisitions, net of cash received	(8,834)	(13,045)

Purchases (maturities and redemptions) of available-for-sale investments, net	2,297	(918)

Proceeds from disposition of assets	54,095	149,420

Net proceeds from sale of discontinued operations	138,743	—

Proceeds from settlement of forward sale contracts	1,525	—

Net cash provided by (used in) investing activities	113,420	(18,610)

Cash flows from financing activities:

(Repayments of) proceeds from revolving credit agreements, net	(210,764)	105,217

Proceeds from other long-term debt	228,837	93,817

Repayments of other long-term debt	(1,604)	(3,611)

Proceeds from exercise of stock options and stock purchase plan	22,050	36,430

Dividends paid to stockholders	(6,533)	(6,807)

Treasury stock purchased	(117,379)	(150,094)

Net cash (used in) provided by financing activities	(85,393)	74,952

Net increase in cash and cash equivalents	36,940	16,179

Cash and cash equivalents at beginning of period	40,940	51,605

Cash and cash equivalents at end of period	$77,880	$67,784

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K/A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. The results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-lived assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset. The Company recorded no impairment loss during the nine-month periods ended September 30, 2002 and 2001.

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

         A portion of goodwill pertaining to Arvida Realty Services (“ARS”) was removed as a result of the sale of ARS on April 17, 2002. The remaining goodwill balance at September 30, 2002 is $52.5 million.

Earnings Per Share

         Earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

         Through August 2002, the Company’s Board of Directors had authorized a total of $650 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”), of which there remains $153.7 million not yet expended at September 30, 2002. On December 6, 2000, the Company entered into an agreement with the Alfred I DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods, which have expired. No current agreement exists with the Trust.

         On June 17, 2002, the Trust, the Company’s largest shareholder, announced that it had completed a public offering of 7.0 million shares of the Company’s common stock. Subsequently, the underwriters exercised an over-allotment option of 1.05 million shares. Concurrently with the consummation of this offering, and as a part of its stock repurchase program, The Company purchased 2,586,206 shares from the Trust. Additionally, during the first nine months of 2002, a total of 1,444,100 shares were repurchased on the open market. As of September 30, 2002, a total of 13,448,466 shares have been repurchased on the open market and 6,587,606 shares have been repurchased from the Trust. In addition, during the first nine months of 2002, the Company issued 1,271,081 shares upon the exercise of stock options.

         Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic	77,246,000	80,169,808	79,076,764	81,421,332

Diluted	79,973,354	83,762,776	82,089,173	84,781,579

Comprehensive Income

         The Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. For the nine months ended September 30, 2002 and 2001, total comprehensive income was approximately $55.6 million and $61.4 million, respectively.

Supplemental Cash Flow Information

         The Company paid $12.3 million and $9.7 million for interest in the first nine months of 2002 and 2001, respectively. The Company paid $2.4 million and $3.6 million for income taxes in the first nine months of 2002 and 2001, respectively. The Company capitalized interest expense of $5.5 million during the first nine months of 2002 and 2001.

         Cash flows related to residential real estate development activities are included in operating activities on the statements of cash flows.

         The Company’s non-cash activities included the settlement of a portion of its Forward Sale Contracts (Note 7). The Company transferred investments with a fair value of $74.3 million to a financial institution and settled hedge instruments with a fair market value of $27.1 million, which reduced the debt associated with the sale of the equity securities by $97.0 million.

3. DISCONTINUED OPERATIONS AND SALE OF ASSETS

Residential Real Estate Services

As a result of rapid consolidation in the residential real estate services business, the Company had the opportunity to sell Arvida Realty Services (“ARS”), its wholly-owned subsidiary, at an attractive value. On April 17, 2002, the Company completed the sale of ARS, its residential real estate services segment, to Cendant Corporation’s subsidiary, NRT, Inc., for approximately $171 million, which included payment for working capital of ARS at April 17, 2002 of approximately $13 million, in an all cash transaction. Net cash received by the Company was $138.7 million, reflecting gross proceeds less closing costs and cash balances of ARS at closing. The gain recorded on the sale was $33.7 million before taxes, or $20.7 million net of taxes, including a working capital adjustment recorded in the quarter ended September 30, 2002 in the amount of $0.2 million pre-tax, $0.1 million net of taxes. This gain is subject to adjustment, and a liability has been recorded, pending the resolution of an issue with an outside party over the use of the Arvida name. The outside party has not yet asserted a claim and the Company is not, at this time, able to quantify the minimum or maximum liability which will result if the claim is asserted. The Company, based on current information, does not believe any claim, if asserted, will have a material adverse effect on the results of operations of the Company. The Company has reported its residential real estate services operations as discontinued operations for the three-month and nine-month periods ended September 30, 2002 and 2001. Revenues from ARS were $77.1 million for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 and 2001 were $76.2 million and $210.4 million, respectively. Net income for ARS was $3.9 million for the three months ended September 30, 2001. Net income for the nine months ended September 30, 2002 and 2001 was $2.3 million and $8.3 million, respectively.

Commercial real estate

The commercial real estate segment sold two office buildings during the first quarter of 2002 for proceeds of $1.6 million, resulting in a pretax gain of $0.3 million, or $0.2 million net of tax. Revenues from the two commercial office buildings were less than $0.1 million for the nine months ended September 30, 2002 and approximately $0.2 million for the nine months ended September 30, 2001. Net operating income from the two commercial office buildings was less than $0.1 million for the nine months ended September 30, 2002 and 2001.

Transportation

During the third quarter of 2002, the Company completed the sale of the rolling stock of Apalachicola Northern Railroad (“ANRR”) to AN Railway, L.L.C., a subsidiary of Rail Management Corporation, for approximately $4.0 million. The Company also executed a lease of ANRR’s track and related facilities to AN Railway. The Company retains ownership of the right-of-way, track, related facilities and real estate. The Company has not treated this sale as a discontinued operation because of its continuing involvement in ANRR’s assets through the lease with AN Railway.

4. REAL ESTATE INVESTMENTS

Real estate investments by segment include the following (in thousands):

	September 30, 2002	December 31, 2001

Operating property:

Community residential development	$59,111	$36,944

Land sales	3,597	1,387

Commercial real estate	274,561	230,409

Forestry	91,908	95,976

Hospitality and other	742	19,331

Total operating property	429,919	384,047

Development property:

Community residential development	260,161	215,816

Land sales	372	390

Total development property	260,533	216,206

Investment property:

Land sales	394	161

Commercial real estate	62,532	58,054

Hospitality and other	3,524	3,503

Total investment property	66,450	61,718

Investment in unconsolidated affiliates:

Community residential development	48,275	60,949

Commercial real estate	21,556	23,282

Total investment in unconsolidated affiliates	69,831	84,231

Total real estate investments	826,733	746,202

Less: Accumulated depreciation	15,908	9,468

Net real estate investments	$810,825	$736,734

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

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$11,728	$16,019	$119,075	$51,367

Add back: Goodwill amortization	—	1,495	—	4,346

Adjusted net income	$11,728	$17,514	$119,075	$55,713

Basic earnings per share:

Reported net income	$0.15	$0.20	$1.51	$0.63

Goodwill amortization	—	0.02	—	0.05

Adjusted net income	$0.15	$0.22	$1.51	$0.68

Diluted earnings per share:

Reported net income	$0.15	$0.19	$1.45	$0.61

Goodwill amortization	—	0.02	—	0.05

Adjusted net income	$0.15	$0.21	$1.45	$0.66

6. DEBT

         Long-term debt consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Medium-term notes	$175,000	$—

Minimum liability owed on sale of equity securities	38,226	131,241

Senior revolving credit agreement	—	205,000

Debt secured by certain commercial and residential property	149,317	101,516

Various secured and unsecured notes payable	4,512	4,621

Revolving credit agreement, warehouse line and other debt of discontinued operations	—	55,637

Total debt	$367,055	$498,015

         The aggregate maturities of long-term debt subsequent to September 30, 2002 are as follows (in thousands): 2002, $39,057; 2003, $1,579; 2004, $41,616; 2005, $20,632; 2006, $2,549; thereafter, $261,622.

         On February 7, 2002, the Company issued a series of senior notes in a private placement with an aggregate principal amount of $175.0 million. The maturities of the notes are as follows: 3 Year — $18.0 million, 5 Year — $67.0 million, 7 Year — $15.0 million, 10 Year — $75.0 million. The notes bear fixed rates of interest ranging from 5.64% — 7.37% and interest will be payable semiannually. The notes contain financial covenants similar to those in the Company’s senior revolving credit agreement, including a minimum net worth requirement of $425 million, plus some restriction on pre-payment.

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

7. MARKETABLE SECURITIES AND DERIVATIVE INSTRUMENTS

         The Company entered into three-year forward sale contracts (“Forward Sale Contracts”) with a major financial institution leading to the ultimate disposition of its investments in equity securities. Under the Forward Sale Contracts, on October 15, 1999, the Company received approximately $111.1 million in cash and was obligated to settle the forward transaction by October 15, 2002 by delivering either cash or a number of the equity securities to the financial institution. The agreement permits the Company to retain an amount of the securities that represents appreciation of up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities have been recorded at fair value on the balance sheet and the related unrealized gain, net of tax, has been recorded in accumulated other comprehensive income. At the inception of the transaction, the Company recorded a liability in long-term debt for approximately $111.1 million, which has been increased as interest expense is imputed at an annual rate of 7.9%. The liability is also increased by the amount, if any, that the securities increase beyond the 20% that the Company retains. In addition, the Forward Sale Contracts have been designated as a fair value hedge of the marketable securities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”).

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

         With respect to the remaining securities, the fair value of the Forward Sale Contracts increased by $5.8 million to $14.7 million during the first nine months of 2002. The net impact to the statement of income for the nine months ended September 30, 2002 was a loss of $(1.0) million, which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts. The Company excludes this amount from its assessment of hedge effectiveness of the Forward Sale Contracts under FAS 133.

         On October 15, 2002, the remaining Forward Sale Contracts matured and the Company delivered the remaining equity securities to fully settle the Forward Sale Contracts, including the related debt balance. In the fourth quarter of 2002, the Company will recognize a pre-tax gain of approximately $38.0 million, $24.7 million net of taxes, on maturity of the remaining contracts. This gain includes the recognition of the unrealized gain totaling $24.7 million associated with the securities and the Forward Sale Contracts. As a result, accumulated other comprehensive income will be reduced to zero. Net cash received at maturity was $0.2 million.

8. SEGMENT INFORMATION

         The Company conducts primarily all of its business in five reportable operating segments, which are community residential development, commercial real estate development and services, land sales, forestry and transportation. The Company’s former residential real estate services segment has been reported as a discontinued operation following the Company’s decision to sell ARS. Intercompany transactions have been eliminated. The Company evaluates a segment’s performance based on EBITDA. EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization, and is net of the effects of minority interests. EBITDA excludes gains (losses) from discontinued operations, except for gains (losses) from sales of assets which are classified as discontinued operations under the provisions of FAS 144 and are sold in the normal course of business. EBITDA also excludes gains (losses) on sales of nonoperating assets. EBITDA is considered a key financial measurement in the industries that the Company operates. Other primarily consists of general and administrative expenses, net of investment income. Also included in other are the revenues and costs related to the hospitality development group. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

         Information by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total Revenues:

Community residential development	$107,740	$73,442	$269,078	$171,792

Commercial real estate development and services	22,976	44,725	68,032	150,016

Land sales	11,893	19,000	47,826	60,824

Forestry	9,471	9,449	31,751	28,375

Transportation	263	412	1,123	1,440

Other	113	344	1,856	1,026

Total revenues	$152,456	$147,372	$419,666	$413,473

EBITDA:

Community residential development	$23,897	$15,939	$58,846	$35,702

Commercial real estate development and services	4,008	2,616	10,175	11,074

Land sales	8,555	15,835	37,494	51,384

Forestry	2,713	2,757	9,051	10,553

Transportation	(695)	(441)	(1,110)	(1,353)

Other	(5,807)	(3,171)	(16,849)	(10,130)

EBITDA	$32,671	$33,535	$97,607	$97,230

Adjustments to reconcile to income from continuing operations:

Depreciation and amortization	(6,056)	(5,668)	(16,306)	(15,205)

(Loss) gain on valuation of derivatives	(750)	(1,555)	(972)	3,496

Gain on settlement of forward sale contracts	—	—	94,698	—

Other income	(768)	(633)	(1,826)	(1,152)

Interest expense	(6,085)	(6,164)	(17,504)	(14,686)

Income tax expense	(7,457)	(7,421)	(59,970)	(26,264)

Minority interest	42	37	122	(336)

Income from continuing operations	$11,597	$12,131	$95,849	$43,083

	September 30, 2002	December 31, 2001

Total Assets:

Community residential development	$511,170	$315,427

Commercial real estate development and services	290,898	353,307

Residential real estate services	—	183,541

Land sales	19,182	3,313

Forestry	103,581	106,818

Transportation	10,420	14,651

Unallocated corporate investments	252,064	363,502

Total assets	$1,187,315	$1,340,559

9. CONTINGENCIES

         The Company and its affiliates are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. However, the aggregate amount being sought by the claimants in these matters is presently estimated to be several million dollars.

         The Company has retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.

         The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $54.5 million; the amount outstanding at September 30, 2002 totaled $53.1 million. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing.

         The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

         Pursuant to the terms of various agreements by which the Company disposed of its sugar assets, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. Upon completion of remediation the escrowed funds will be released. Based upon the Company’s current environmental studies, management does not believe the costs of the remediation will materially exceed the amount held in escrow. The Company will receive the escrow funds after the remediation is complete. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million that is held in escrow, the purchasers of the Company’s sugar assets will be responsible for the first $0.5 million of the additional costs; the Company will be responsible for the next $4.5 million; and thereafter the parties shall share costs equally.

         During the fourth quarter of 2000, management became aware of an investigation being conducted by the Florida Department of Environmental Protection of the Company’s former paper mill site and some adjacent real property in Gulf County, Florida (the “Mill Site”). The real property on which the Company’s former paper mill is located is now owned by the Smurfit-Stone Container Corporation and the adjacent real property is owned by the Company. The Florida Department of Environmental Protection submitted a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Site Discovery/Prescreening Evaluation to Region IV of the United States Environmental Protection Agency in Atlanta in September 2000. Based on this submission, the United States Environmental Protection Agency included the Mill Site on the CERCLIS List. The CERCLIS List is a list of sites which are to be evaluated to determine whether there is a potential presence of actionable contaminants. The Florida Department of Environmental Protection, under an arrangement with the United States Environmental Protection Agency began to prepare a preliminary assessment of the Mill Site. The Company, in cooperation with the Smurfit-Stone Container Corporation, requested the Florida Department of Environmental Protection to allow the Company and the Smurfit-Stone Container Corporation to conduct testing on the Mill Site prior to the submission of a preliminary assessment. The Florida Department of Environmental Protection requested the United States Environmental Protection Agency (the “USEPA) to allow the Company and the Smurfit-Stone Container Corporation to conduct a voluntary investigation prior to submitting a preliminary assessment. The United States Environmental Protection Agency agreed. On September 27, 2001, the Company, the Smurfit-Stone Container Corporation and the Florida Department of Environmental Protection executed an Agreement which set forth the parameters under which the Company and the Smurfit-Stone Container Corporation were to conduct testing. The testing has been completed. The Company submitted its sampling and analysis report to the Florida Department of Environmental Protection on January 16, 2002. The Florida Department of Environmental Protection, which conducted independent testing of the same samples as the Company, has completed its assessment of the data obtained during the voluntary investigation conducted by the Company and Smurfit-Stone Container Corporation. Based on its assessment of the data, the Florida Department of Environmental Protection submitted a proposed Consent Order to the Company and Smurfit-Stone Container Corporation. The Company and Smurfit-Stone Container Corporation have executed the Consent Order. It obligates the Company to conduct further assessment of that portion of the Mill Site owned by the Company and if, necessary rehabilitate that portion of the Mill Site. Smurfit-Stone Container Company has a corresponding obligation with respect to that portion of the Mill Site it owns. Through incorporation of the data and findings which resulted from the voluntary testing conducted by the Company and Smurfit-Stone Container Corporation, the Florida Department of Environmental Protection has completed and submitted a preliminary assessment/site investigation report to the USEPA. Since a Consent Order had previously been finalized among the parties, that report included a recommendation that the Mill Site be considered “low priority” under CERCLA. Based on this recommendation, the Company believes the USEPA will allow the Mill Site to be assessed and rehabilitated, if necessary, under the guidance of the Florida Department of Environmental Protection. Additionally, on November 5, 2002, the City of Port St. Joe, Florida, enacted a Resolution designating the Mill Site as a Brownfields Redevelopment Area for site rehabilitation under the provisions of applicable Florida law. Florida’s Brownfields program provides economic and tax incentives which may be available to the Company. The Company has entered into negotiations with the Florida Department of Environmental Protection and Smurfit-Stone Container Company to finalize a Brownfield Site Rehabilitation Agreement for the Mill Site. In the event a Brownfield Site Remediation Agreement is executed, the Company will be obligated to conduct further assessment of that portion of the Mill Site it owns to delineate the extent of contamination, if any, and, if necessary, to rehabilitate that portion of the Mill Site. The Consent Order will be held in abeyance pending the completion of the assessment and remediation, if any, of the Mill Site under the terms of the Brownfield Site Remediation Agreement. Based on this current information, including the environmental test results, the recommendation for “low priority” USEPA consideration, and the Brownfields Area local designation, management does not believe the Company’s liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

         The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.1 million and $4.6 million as of September 30, 2002 and December 31, 2001, respectively.

Item 2.  Management’s Discussion And Analysis Of Consolidated Financial Condition And Results Of Operations

Forward Looking Statements

We make forward-looking statements in this Report. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. Forward-looking statements often include words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	the size and number of commercial buildings and residential units;

•	the expected development timetables, development approvals and the ability to obtain approvals;

•	the anticipated price ranges of, units within, and absorption speed of developments;

•	the number of units that can be supported upon full build out of a development;

•	the number, timing and price of anticipated land sales;

•	estimated land holdings for a particular use within a specific timeframe;

•	absorption rates and expected gains on land sales;

•	future operating performance, cash flows, debt levels and short and long term revenue and earnings amounts and growth rates;

•	comparisons to historical projects; and

•	the number of shares of Company stock to be purchased under the terms of the company’s existing or future share repurchase program.

Forward-looking statements are not guarantees of performance. You are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date made.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include, among others, the following:

•	economic conditions, including those in Florida and in key southeast United States areas that serve as feeder markets to the Company’s northwest Florida developments;

•	local conditions, such as an oversupply of homes and home sites and residential or resort properties, or a reduction in the demand for and pricing of real estate in an area;

•	timing and costs associated with property developments and rentals;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	increases in operating costs, including increases in real estate taxes;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	decreases in market rental rates for our commercial properties;

•	decreases in the prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida;

•	adverse changes in laws or regulations affecting the development or sale of real estate;

•	the availability of funding from governmental agencies and others to purchase conservation lands;

•	adverse weather conditions and

•	adverse application of tax laws as to the timing of recognition of certain items of income and deductibility of certain expenses for federal and state income taxes.

Additional risk factors are described in our other periodic reports filed with the SEC, including our Annual Report on Form 10-K/A for the year ended December 31, 2001 and a Prospectus dated June 17, 2002.

Other factors besides those listed in this Report and in our other periodic reports filed with the SEC could also adversely affect the Company’s results and the reader should not consider any list of factors to be a complete set of all potential risks or uncertainties.

Results of Operations

         Results of Operations, principally in the community residential development, commercial, and land segments, are primarily based on the collective impact of a number of individual transactions. The size and number of these transactions may vary considerably from period to period. As a consequence, that variation may produce uneven financial results from period to period. Results of Operations discussed below should be reviewed in that context.

Consolidated Results

Three Months Ended September 30

         Operating revenues increased $5.1 million, or 3% to $152.5 million for the three months ended September 30, 2002, as compared to $147.4 million for the three months ended September 30, 2001. Operating expenses totaled approximately $117.0 million, an increase of $4.3 million, or 4%, for the three months ended September 30, 2002, as compared to $112.7 million for the three months ended September 30, 2001.

         Corporate expense increased $2.3 million, or 49% to $7.0 million from $4.7 million due to a decrease in prepaid pension income and an increase in other employee benefits expenses. Corporate expense included prepaid pension income of $1.1 million for the third quarter of 2002, compared to $2.5 million for the third quarter of 2001. For the year 2001, the long-term actuarial expected return for the assets of the St. Joe Company Pension Plan (the “Plan”) was 9.2%. Based on the performance of the Company’s pension assets over the last three years, the Company lowered the long-term expected return to 8.5% retroactively to January 1, 2002. Management expects the over-funded position of the Plan to continue to decline and, as a result, the contribution to pre-tax income to continue to decrease in 2003.

         Depreciation and amortization increased $0.4 million, or 7%, to $6.1 million for the third quarter of 2002 from $5.7 million in the third quarter of 2001. The increase is primarily due to an increase in depreciation related to property associated with club and resort operations for the community residential development segment and an increase in depreciation recorded on commercial buildings. Included in third quarter 2001 operations was goodwill amortization totaling $1.1 million, excluding amortization relating to ARS.

         Other income (expense) was $(2.9) million in the third quarter of 2002 compared to $(4.7) million in 2001. Investment income decreased $0.2 million to $1.1 million for the third quarter of 2002, compared to $1.3 million for the third quarter of 2001. Interest expense decreased $0.7 million from $5.0 million for the third quarter of 2001 to $4.3 million for the third quarter of 2002, primarily due to a decrease in the imputed interest on the debt associated with the Forward Sale Contracts. Included in other income, net, was a loss on valuation of derivatives of $(0.8) million for the third quarter of 2002, compared to $(1.6) million for the third quarter of 2001.

         Income tax expense on continuing operations totaled $7.5 million, an effective rate of 38%, for the third quarter of 2002 as compared to $7.4 million, an effective rate of 38% for the third quarter of 2001.

         Discontinued operations includes a working capital adjustment to the gain on sale of ARS for the third quarter of 2002 and the operations of ARS and two commercial office buildings for the third quarter of 2001. The working capital adjustment recorded on the sale of ARS was approximately $0.2 million before taxes, or approximately $0.1 million net of taxes. Revenues generated by ARS during the third quarter of 2001 were $77.1 million, with related operating expenses of $69.2 million. Revenues, operating expenses, net income and EBITDA generated from the operations of the two commercial office buildings sold were all less than $0.1 million for the three months ended September 30, 2001. For the third quarter of 2001, net income for the discontinued operations was $3.9 million and EBITDA was $8.7 million.

         Net income for the third quarter of 2002 was $11.7 million or $0.15 per diluted share as compared to $16.0 million or $0.19 per diluted share for the third quarter of 2001.

Nine Months Ended September 30

         Operating revenues increased $6.2 million, or 1%, to $419.7 million for the first nine months of 2002 as compared to $413.5 million for the first nine months of 2001. Operating expenses totaled approximately $311.3 million, a decrease of $0.3 million, less than 1%, for the first nine months of 2002 as compared to $311.6 million for the first nine months of 2001.

         Corporate expense increased $5.6 million, or 37% to $20.6 million from $15.0 million, primarily due to $1.5 million in costs associated with the secondary offering of the Company’s common stock completed by the Trust during the second quarter and an increase in employee benefit costs of $4.7 million. Corporate expense included prepaid pension income of $6.0 million in the first nine months of 2002, compared to $7.5 million in the first nine months of 2001. For the year 2001, the long-term actuarial expected return for the assets of the St. Joe Company Pension Plan (the “Plan”) was 9.2%. Based on the performance of the Company’s pension assets over the last three years, the Company lowered the long-term expected return to 8.5% retroactively to January 1, 2002. Management expects the over-funded position of the Plan to continue to decline and, as a result, the contribution to pre-tax income to continue to decrease. Prepaid pension income is expected to be approximately $8.0 million for the full year 2002 and lower still in 2003. The Company does not expect to have to fund the pension plan in the foreseeable future, unless market conditions deteriorate significantly.

         Depreciation and amortization increased $1.1 million, or 7%, to $16.3 million for the first nine months of 2002 from $15.2 million in the first nine months of 2001. The increase is due to an increase in depreciation related to property associated with club and resort operations for the community residential development segment. Included in operations for the first nine months of 2001 was goodwill amortization totaling $3.1 million, excluding amortization relating to ARS.

         Other income (expense) was $85.3 million in the first nine months of 2002 compared to $(2.4) million in 2001. Investment income decreased $1.1 million to $2.8 million for the first nine months of 2002, compared to $3.9 million for the first nine months of 2001. Additionally, interest expense increased $1.9 million from $11.8 million for the first nine months of 2001 to $13.7 million for the first nine months of 2002, primarily due to interest expense attributable to medium term notes, which the Company issued in 2002 and interest attributable to debt secured by commercial buildings. During the first quarter of 2002, the Company recorded pre-tax gains of $94.7 million ($61.6 million net of tax) resulting from the settlement of a portion of its forward sale contracts. The remaining forward sale contracts were settled in the fourth quarter of 2002. Also included in other income (expense) was a loss on valuation of derivatives of $(1.0) million for the first nine months of 2002, compared to a gain of $3.5 for the first nine months of 2001. Other income, net, excluding gain or loss on valuation of derivatives, was $2.5 million for the first nine months of 2002, compared to $2.0 million for the first nine months of 2001.

         Income tax expense on continuing operations totaled $60.0 million, an effective rate of 38%, for the first nine months of 2002 as compared to $26.3 million, an effective rate of 38% for the first nine months of 2001.

         Discontinued operations includes the gain on sale and the operations of ARS and the gain on sale and operations of two commercial office buildings disposed of in the first quarter of 2002. The gain recorded on the sale of ARS was $33.7 million before taxes, or $20.7 million net of taxes of $13.0 million. Prior to its sale on April 17, 2002, ARS generated revenues of $76.2 million and operating expenses of $71.7 million during 2002. During the first nine months of 2001, ARS generated revenues of $210.4 million and operating expenses of $192.1 million. Net income for the first nine months of 2002 for the discontinued operations was $2.5 million compared to $8.3 million in 2001. EBITDA was $5.3 million in the first nine months of 2002 compared to $20.4 million in 2001. Revenues from the two commercial office buildings were less than $0.1 million for the nine months ended September 30, 2002 and approximately $0.2 million for the nine months ended September 30, 2001. Net operating income from the two commercial office buildings was less than $0.1 million for the nine months ended September 30, 2002 and 2001. The gain on the sale of the two commercial office buildings was $0.3 million, or $0.2 million net of tax.

         Net income for the first nine months of 2002 was $119.1 million or $1.45 per diluted share as compared to $51.4 million or $0.61 per diluted share for the first nine months of 2001.

Results of Operations by Business Segment

Community residential development

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$107.7	$73.4	$269.0	$171.8

Operating expenses	85.2	58.8	213.2	139.4

Depreciation and amortization	1.1	0.6	2.9	1.0

Other income, net	—	0.1	0.1	0.3

Pretax income	21.4	14.1	53.0	31.7

EBITDA	23.9	15.9	58.9	35.7

         The Company’s community residential development operations currently consist of its residential development on land owned 100% by the Company, its 26% equity interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”) and its 74% ownership of St. Joe/Arvida Company, L.P. Arvida/JMB is recorded using the equity method of accounting for investments. These two partnerships are developing a total of approximately 21 communities in various stages of planning and execution primarily focused in northwest, northeast, and central Florida. The contribution to pre-tax income from Arvida / JMB will substantially end by the end of 2002. Arvida/JMB’s contribution to the Company’s pre-tax income was $5.2 million, $4.8 million, and $2.8 million in the first, second, and third quarters of 2002, respectively. The Company also formed two 50/50 joint ventures with an unrelated third party to develop a residential community in Palm Beach County, Florida and one near Tampa, Florida.

Northwest Florida

         WaterColor, a coastal resort community in Walton County, Florida began sales in March of 2000. St. Joe/Arvida is building homes and condominiums and is selling developed home sites in WaterColor. Major community features, including the beach club, boat house, WaterColor Inn and Fish Out of Water restaurant are now operational. Fresh Daily, WaterColor’s local gourmet market, opened in March. WaterColor will eventually be a 1,140 unit beachfront resort and residential community. Sales at WaterColor are expected to be completed by 2007 to 2008.

         Approximately three miles east of WaterColor on about a mile of beachfront property, WaterSound Beach is being planned as an exclusive and secluded beachfront community. Sales of home sites began at WaterSound Beach in the third quarter of 2001. This community is planned to include 499 units. Sales continue on the beachfront multifamily units designed by Graham Gund. During the third quarter construction began on 81 multi-family beach front units. The Camp Creek Golf Course, located approximately four miles east of WaterColor and within one-half mile of WaterSound, opened in May 2001. Earnings from WaterSound Beach are expected to continue for another four to five years.

         On October 8, 2002, the Walton County Board of County Commissioners approved transmittal of a Comprehensive Plan Amendment for future phases of WaterSound, known as WaterSound North, to the Florida Department of Community Affairs for state review. Located north of U.S. Highway 98 and south of the Intracoastal Waterway, the preliminary design for WaterSound North calls for approximately 1,250 residential units and a golf course on 1,440 acres. The project will require a Development of Regional Impacts (DRI) process that is expected to get underway in early 2003 and continue for 12 to 18 months.

         SouthWood is located in southeast Tallahassee, Florida. Plans for SouthWood include approximately 4,250 homes and a variety of retail shops, restaurants, community facilities, and offices. Sales of homes and home sites commenced in the second quarter of 2001. Earnings from SouthWood are expected to continue for up to 18 years.

         WindMark Beach is a beachfront community located in Gulf County, Florida. The 80-acre community currently under development will offer 110 home sites, many of which will be beachfront. WindMark Beach will also offer a pool club, several community docks and a conservation area accessed by boardwalks and trails. There are currently 28 lots remaining to be sold in the current phase at WindMark Beach. Predevelopment planning has started for future phases of WindMark Beach on approximately 1,900 acres of former timberland along 3.5 miles of beachfront owned by the Company. These future phases, planned for 1,500 units, require a DRI process that is expected to get underway in early 2003 and continue for 12 to 18 months.

         Planning and entitlements are underway to develop 499 units at SummerCamp, a new beachfront vacation community located in Franklin County, Florida. During the second quarter of 2002, the Franklin County Commission approved transmittal of a Comprehensive Plan Amendment for SummerCamp to the Florida Department of Community Affairs for state review. Final action has been delayed by the Franklin County Commission, pending the resolution of state recommendations and comments.

Northeast Florida

         During 2001, sales commenced at St. Johns Golf and Country Club in St. Johns County, Florida. This community is planned to include 799 units and an 18-hole golf course which opened for play in 2001. The community swimming pool and fitness center opened in May of 2002. Earnings are expected to continue for five to six years.

         James Island is located in Jacksonville, Florida on 194 acres of land acquired by the Company. At full build-out, the community is expected to include approximately 365 housing units. Sales at James Island are expected to be concluded in early 2003.

         Predevelopment planning is underway at RiverTown, located along the St. Johns River in St. Johns County just south of Jacksonville. RiverTown, situated on approximately 4,300 acres, requires a DRI process, which began in October of this year, and is expected to continue for up to 24 months.

Central Florida

         Sales commenced at Victoria Park, near Orlando, Florida in 2001. This 1,859 acre community is planned for approximately 4,000 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course. Sales have picked up at Victoria Park during 2002 but are still below expectations. The completion of the community’s key amenities has triggered an increase in sales. As club facilities are completed in the fourth quarter, management expects sales activity to increase. Sales at Victoria Park are expected to continue for more than 10 years.

         During the third quarter, Arvida executed an agreement with The Celebration Company, a subsidiary of the Walt Disney Company, to purchase 160 acres in Celebration near Orlando, Florida for the development of a new village. Plans include approximately 300 single-family homes, including 50 townhomes, approximately 300 condominium homes, and a variety of amenities. Development is expected to begin this year, with sales underway during the first half of 2003 and continuing for approximately 5 years.

North Carolina and South Carolina

         Saussy Burbank (“Saussy”), located in Charlotte, North Carolina, is currently developing 25 communities located in North Carolina and South Carolina.

Three Months Ended September 30

         Sales of homes and home sites totaled $100.1 million with related costs of sales of $70.3 million during the third quarter of 2002 as compared to sales of $65.7 million in 2001 with related cost of sales of $47.0 million.

         Following is a detail of activity by development (in millions):

	Quarter Ended September 30, 2002				Quarter Ended September 30, 2001

	Closed				Closed
	Units (a)	Revenues	Cost of sales	Gross Profit	Units (a)	Revenues	Cost of sales	Gross Profit

Northwest Florida:

Walton County:

WaterColor	95	$26.5	$13.3	$13.2	37	$19.1	$10.4	$8.7

WaterSound	11	4.9	1.4	3.5	28	6.6	3.1	3.5

Bay County:

The Hammocks	25	2.1	1.8	0.3	14	1.6	1.5	0.1

Palmetto Trace	18	2.5	2.2	0.3	—	—	—	—

Summerwood	—	—	—	—	14	2.1	1.8	0.3

Woodrun	—	—	—	—	2	0.1	0.1	—

Other Bay County	—	—	—	—	3	0.1	—	0.1

Leon County:

SouthWood	46	7.3	5.9	1.4	20	1.6	1.1	0.5

Franklin County:

Driftwood	—	—	—	—	1	0.1	—	0.1

Gulf County:

Windmark Beach	12	6.5	1.4	5.1	—	—	—	—

Northeast Florida:

St. Johns County:

St. Johns Golf & Country Club	40	11.5	9.3	2.2	40	7.2	5.9	1.3

RiverTown	—	—	—	—	1	0.4	(0.3)	0.7

Duval County:

James Island	15	4.7	4.0	0.7	16	4.8	4.2	0.6

Hampton Park	13	4.5	3.9	0.6	—	—	—	—

Central Florida:

Volusia County:

Victoria Park	23	3.3	2.9	0.4	10	1.1	0.7	0.4

North Carolina and South Carolina:

Saussy Burbank	130	26.3	24.2	2.1	97	20.9	18.5	2.4

Total		$100.1	$70.3	$29.8		$65.7	$47.0	$18.7

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

         At WaterColor, during the third quarter of 2002 there were 69 lots closed, generating revenue of $16.1 million and gross profit of $10.5 million, compared to 24 lots closed in the third quarter of 2001, generating revenue of $7.1 million and gross profit of $4.8 million. The average price of a lot sold in the third quarter of 2002 was $267,000 compared to $293,000 in the third quarter of 2001. One beachfront lot was closed in the third quarter of 2001 with a sales price of $850,000. There were no beachfront lots closed in the third quarter of 2002. There were 5 single-family residences closed at WaterColor during the third quarter of 2002, generating revenue of $4.0 million and gross profit of $1.5 million, compared to 3 single-family residences closed during the third quarter of 2001, generating revenues of $2.0 million and gross profit of $0.7 million. The average price of a single-family residence sold in the third quarter of 2002 was $801,000 compared to $657,000 in the third quarter of 2001. The increase in average price per unit for single-family residences is the result of several lake view closings during the third quarter of 2002, with no lake view closings during the third quarter of 2001. There were 21 multi-family residences closed during the third quarter of 2002, compared to 10 multi-family residences closed curing the third quarter of 2001. Revenue from multi-family residences, which is recorded using the percentage of completion method of accounting when applicable, was $6.4 million in the third quarter of 2002 and gross profit was $1.2 million, compared to revenue of $10.0 million and gross profit of $3.2 million in the third quarter of 2001. The decreases in revenue and gross profit are primarily due to several beachfront multi-family units which closed in 2002, but for which most of the income was recognized in 2001 using the percentage of completion method.

         At WaterSound, there were 11 home sites closed during the third quarter of 2002, generating revenues of $4.9 million and gross profit of $3.5 million, compared to 28 home sites closed in the third quarter of 2001, generating revenues of $6.6 million and gross profit of $3.5 million. The average price of a home site sold in the third quarter of 2002 was $372,000 compared to $291,000 in the third quarter of 2001. The increase was primarily due to three home sites closed in 2002 which were peninsula parcels with an average price of approximately $800,000. In addition, a portion of the profit recorded from the 2001 closings was deferred until 2002 because the parcels were not actually developed until 2002. Although sales have been contracted on multi-family units under construction at WaterSound, quarterly and year-to-date results for 2002 consist entirely of lot sales. Revenues and costs of sales on the multi-family units will be recorded using the percentage of completion method of accounting. Multi-family unit percentage of completion contributions to income will begin in the fourth quarter of 2002 for 44 accepted contracts and is expected to be a major contributor to this segment’s results in 2003.

         Revenue and costs of sales associated with multi-family units are recognized using the percentage of completion method of accounting. Under the percentage of completion method, revenue for multi-family residences under construction is recognized when 1) construction is beyond a preliminary stage, 2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, 3) sufficient units have already been sold to assure that the entire property will not revert to rental property, 4) sales price is assured and 5) costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. A 10% deposit is required on multi-family units at WaterColor upon executing a contract. If a deposit is received for less than 10%, percentage of completion accounting is not utilized; however, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound community, where construction of 81 multi-family units will begin in the fourth quarter of 2002, deposits of 10% are required upon executing the contract and another 10% is required upon installation of the roofing, ie “topping-out” of the unit. All deposits are non-refundable, except for non-delivery of the unit. In the event a contract does not close for reason other than nondelivery, the Company is entitled to retain the deposit, however, the revenue and margin related to that contract previously recorded would be reversed.

         At WindMark Beach, there were 12 home sites closed in the third quarter of 2002, generating revenues of $6.5 million and gross profit of $5.1 million. The average price of a home site closed in the third quarter of 2002 was $542,000. WindMark Beach had no closings in the third quarter of 2001. The current phase is winding down and management expects the contribution to revenue and gross profit to decrease in 2003.

         Saussy Burbank closed 130 home sales in the third quarter of 2002, generating revenues of $26.3 million and gross profit of $2.1 million, compared to 97 home sales closed in the third quarter of 2001, generating revenues of $20.9 million and gross profit of $2.4 million. The average price of a home closed in the third quarter of 2002 was $202,000, compared to $215,000 in the third quarter of 2001. The mix of homes sold in the third quarter of 2002 were located in communities with lower priced homes compared to the mix of homes sold in the third quarter of 2001.

         In addition to revenues from sales of homes and home sites, the community residential development segment had revenues totaling $7.6 million in the third quarter of 2002 with $6.1 million in related costs, compared to revenues totaling $7.7 million in the third quarter of 2001 with $2.7 million in related costs. These include revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees, rental income, the Company’s investment in Arvida/JMB, land sales and other joint ventures. Revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees and rental income totaled $4.5 million with related costs of $6.1 million in the third quarter of 2002 as compared to $1.5 million in revenues and $2.6 million in related costs in 2001. Due to the start-up nature of the WaterColor Inn, costs exceeded revenue. The Inn is expected to generate positive cash flows by the end of 2003. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. The Company recorded $2.8 million in income from its investment in Arvida/JMB for the third quarter of 2002, compared to $6.0 million in the third quarter of 2001. Revenues from land sales were $0.1 million in the third quarter of 2002 with related costs of less than $0.1 million, compared to $0.3 million in revenues with related costs of $0.1 million in the third quarter of 2001. During the third quarter of 2002, the Company also recorded income from other joint ventures of $0.2 million, compared to a loss of $(0.1) million in the third quarter of 2001.

         The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $8.8 million during the third quarter of 2002 as compared to $9.1 million in 2001. The decrease is primarily due to a large marketing campaign for WaterColor and WaterSound in 2001 that was not recurring in 2002.

         Depreciation and amortization for the third quarter of 2002 increased $0.5 million to $1.1 million, compared to the third quarter of 2001. The increase is primarily due to an increase in property associated with club and resort operations.

Nine Months Ended September 30

         Real estate sales totaled $245.0 million with related costs of sales of $171.7 million during the first nine months of 2002 as compared to sales of $152.3 million in 2001 with related cost of sales of $109.7 million. Following is a detail of activity by development (in millions):

	Nine Months Ended September 30, 2002				Nine Months Ended September 30, 2001

	Closed			Gross	Closed
	Units (a)	Revenues	Cost of sales	Profit	Units (a)	Revenues	Cost of sales	Gross Profit

Northwest Florida:

Walton County:

WaterColor	160	$55.5	$28.4	$27.1	68	$45.7	$23.8	$21.9

WaterSound	44	14.6	5.4	9.2	28	6.6	3.1	3.5

Bay County:

The Hammocks	53	4.6	3.9	0.7	19	2.3	2.1	0.2

Palmetto Trace	25	3.7	3.3	0.4	—	—	—	—

Summerwood	12	1.8	1.6	0.2	37	5.8	5.0	0.8

Woodrun	1	0.3	0.3	—	13	1.0	1.0	—

Other Bay County	1	0.1	0.1	—	5	0.1	—	0.1

Leon County:

SouthWood	116	18.7	14.6	4.1	62	4.5	2.7	1.8

Franklin County:

Driftwood	—	—	—	—	3	0.4	0.1	0.3

Gulf County:

Windmark Beach	59	18.1	4.1	14.0	—	—	—	—

Northeast Florida:

St. Johns County:

St. Johns Golf & Country Club	102	26.7	21.2	5.5	85	9.8	7.6	2.2

RiverTown	—	—	—	—	8	3.0	0.2	2.8

Duval County:

James Island	54	16.9	14.4	2.5	52	16.5	14.3	2.2

Hampton Park	22	7.2	6.2	1.0	—	—	—	—

Central Florida:

Volusia County:

Victoria Park	50	7.4	6.1	1.3	15	1.5	1.0	0.5

North Carolina and South Carolina:

Saussy Burbank	354	69.4	62.1	7.3	255	55.1	48.8	6.3

Total		$245.0	$171.7	$73.3		$152.3	$109.7	$42.6

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

         At WaterColor, during the nine months ended September 30, 2002 there were 105 lots closed, generating revenue of $27.4 million and gross profit of $18.4 million, compared to 46 lots closed in the nine months ended September 30, 2001, generating revenue of $17.5 million and gross profit of $12.0 million. The average price of a lot sold in the nine months ended September 30, 2002 was $261,000 compared to

$380,000 in the nine months ended September 30, 2001. Three beachfront lots were closed in the nine months ended September 30, 2001 with an average sale price of $1,170,000. There were no beachfront lots closed in the nine months ended September 30, 2002. There were 13 single-family residences closed at WaterColor during the nine months ended September 30, 2002, generating revenue of $10.5 million and gross profit of $4.0 million, compared to 6 single-family residences closed during the nine months ended September 30, 2001, generating revenues of $4.2 million and gross profit of $1.5 million. The average price of a single-family residence sold in the nine months ended September 30, 2002 was $805,000 compared to $694,000 in the nine months ended September 30, 2001. The increase in average price per unit for single-family residences is the result of several lake view closings during the nine months ended September 30, 2002, with no lake view closings during the nine months ended September 30, 2001. There were 42 multi-family residences closed during the nine months ended September 30, 2002, compared to 21 multi-family residences closed during the nine months ended September 30, 2001. Revenues from multi-family residences, which are recorded using the percentage of completion method of accounting, were $17.6 million in the nine months ended September 30, 2002 and gross profit was $4.7 million, compared to revenue of $24.0 million and gross profit of $8.4 million in the nine months ended September 30, 2001. The decreases in revenue and gross profit are primarily due to several beachfront multi-family units which closed in 2002, but for which most of the income was recognized in 2001 using the percentage of completion method.

         At WaterSound, there were 44 home sites closed during the nine months ended September 30, 2002, generating revenues of $14.6 million and gross profit of $9.2 million, compared to 28 home sites closed in the nine months ended September 30, 2001, generating revenues of $6.6 million and gross profit of $3.5 million. The average price of a home site sold in the nine months ended September 30, 2002 was $299,000 compared to $291,000 in the nine months ended September 30, 2001. The increase was primarily due to 33 home sites closed in 2002 which were peninsula parcels with an average price of $350,000. In addition, a portion of the profit recorded from the 2001 closings was deferred until 2002 because the parcels were not actually developed until 2002. Although sales have been contracted on multi-family units under construction at WaterSound, quarterly and year-to-date results for 2002 consist entirely of lot sales. Revenues and costs of sales on the multi-family units will be recorded using the percentage of completion method of accounting. Multi-family unit percentage of completion contributions to income will begin in the fourth quarter of 2002 for 44 accepted contracts and is expected to be a substantial portion of this segment’s contribution in 2003.

         At WindMark Beach, there were 59 home sites closed in the nine months ended September 30, 2002, generating revenues of $18.1 million and gross profit of $14.0 million. WindMark Beach had no closings in the nine months ended September 30, 2001. The current phase is winding down and management expects the contribution to revenue and gross profit to decrease in 2003.

         Saussy Burbank closed 354 home sales in the nine months ended September 30, 2002, generating revenues of $69.4 million and gross profit of $7.3 million, compared to 255 home sales closed in the nine months ended September 30, 2001, generating revenues of $55.1 million and gross profit of $6.3 million. The average price of a home closed in the nine months ended September 30, 2002 was $196,000, compared to $216,000 in the nine months ended September 30, 2001. The mix of homes sold in the nine months ended September 30, 2002 were located in communities with lower priced homes compared to the mix of homes sold in the nine months ended September 30, 2001.

         In addition to revenues from sales of homes and home sites, the community residential development segment had revenues totaling $24.0 million in the first nine months of 2002 with $15.6 million in related costs, compared to revenues totaling $19.5 million in the first nine months of 2001 with $5.8 million in related costs. These include revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees, rental income, the Company’s investment in Arvida/JMB and other joint ventures, and land sales. Revenues from the WaterColor Inn, other resort operations, management fees and rental income totaled $11.4 million with related costs of $15.6 million in the first nine months of 2002 as compared to $2.4 million in revenues and $5.7 million in related costs in 2001. Due to the start-up nature of the WaterColor Inn, costs exceeded revenue. The Inn is expected to generate positive cash flows by the end of 2003. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. Income from the Company’s investment in Arvida/JMB was $12.8 million for the first nine months of 2002, as compared to $16.4 million in 2001. The community residential segment recorded revenues from land sales of $0.5 million in the first nine months of 2002 with related costs less than $0.1 million, compared to land sales of $0.8 million with related costs of $0.1 million during the first nine months of 2001. During the first nine months of 2002, the Company also recorded a loss from other joint ventures of $(0.7) million compared to a loss of $(0.1) million during the same period in 2001.

         The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $25.9 million during the first nine months of 2002 as compared to $23.9 million in 2001. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

         Depreciation and amortization for the first nine months of 2002 increased $1.9 million to $2.9 million, compared to the same period of 2001. The increase is primarily due to an increase in property associated with club and resort operations.

Land Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$11.9	$19.0	$47.8	$60.8

Operating expenses	3.3	3.3	10.5	9.7

Other income, net	—	0.1	0.2	0.2

Pretax income	8.6	15.8	37.5	51.3

EBITDA	8.6	15.8	37.5	51.4

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

         RiverCamps are planned settlements in rustic settings, envisioned as a one to two acre cabin site sold fee simple, along with common property including conservation areas. Evaluation, planning and entitlement activity continues on RiverCamp locations across northwest Florida. In October 2002, the Board of County Commissioners in Bay County approved a development agreement for RiverCamps on WestBay in Bay County. Located on approximately 1,490 acres of former timberland, RiverCamps on WestBay will offer bay-front, bay-view, lake, marsh, and woodland home sites set within a major conservation area. With water on three sides, the site features views of West Bay, the Intracoastal Waterway and Crooked Creek. While a number of predevelopment steps remain, current plans call for up to 450 home sites. Sales at RiverCamps at WestBay are expected to begin in 2003.

Three months ended September 30

         During the third quarter of 2002, the land sales division, excluding conservation land sales, had revenues of $11.7 million, which represented sales from 43 transactions totaling 8,133 acres at an average price of $1,439 per acre. During the third quarter of 2001, revenues were $9.0 million, representing sales from 40 transactions totaling 4,716 acres at an average price of $1,887 per acre. The current quarter per-acre price is lower than the 2001 quarter average per-acre price due to one large transaction which made up 56% of third quarter 2002 revenue and produced $1,250 per acre in revenue. Gross profit resulting from land sales in the third quarter of 2002 totaled $9.7 million, or 84% of total revenue, as compared to $7.8 million in the third quarter of 2001, or 87% of total revenue. The Company’s strategy is to continue to work to build value and higher average pricing on smaller tracts while continuing to sell large tracts. In the event that large transactions do not occur at the pace they have previously occurred, revenues and gross profit for this segment could be lower than historical results.

         During the third quarter of 2002, the Company recorded two sales of conservation land to The Nature Conservancy. A total of 78 acres was sold for proceeds of approximately $151,000, averaging $1,934 per acre. During the third quarter of 2001, the Company sold 4,417 acres of conservation land for $10.0 million at an average price of $2,273 per acre. These sales consisted of the sale of a 1,011-acre parcel in Bay County called Hobbs Pasture to the Northwest Florida Management District for $3.6 million and the sale of a 3,406-acre parcel in East Bay Apalachicola in Franklin County to the state of Florida for $6.4 million, with the assistance of The Nature Conservancy. Gross profit resulting from conservation land sales in the first quarter of 2002 totaled approximately $137,000, or 91% of total revenue, compared to $9.3 million, or 93% of total revenue, in the third quarter of 2001.

         Currently, there is activity underway to sell, by year-end 2003, 10 additional parcels, totaling approximately 90,000 acres of conservation land, to state and private conservation interests. Additionally, 11 tracts totaling more than 70,000 acres are being considered for sale in years 2004 to 2006. Since conservation land sales generally are derived from public funding, the timing and sequence of these transactions is uncertain, and some transactions could be delayed or canceled.

Nine months ended September 30

         During the first nine months of 2002, the land sales division, excluding conservation land sales, had revenues of $39.2 million, which represented sales from 124 transactions totaling 23,094 acres at an average price of $1,697 per acre. During the first nine months of 2001, revenues were $40.1 million, representing sales from 126 transactions totaling 19,486 acres at an average price of $2,053 per acre. Gross profit resulting from land sales in the first nine months of 2002 totaled $33.9 million or 86% of total revenue as compared to gross profit in the first nine months of 2001 of $35.2 million, or 88% of total revenue.

         During the first nine months of 2002, the Company sold 7,586 acres of conservation lands for $8.6 million, averaging $1,137 per acre. In addition to the third quarter 2002 sales previously discussed, the Company sold a 500-acre parcel known as the Aspalaga Bluffs in southwest Gadsden County, Florida to the Nature Conservancy for proceeds of $1.2 million, or $2,445 per acre, realizing a gross profit of $1.2 million due to minimal costs of sale. During the first nine months of 2002, the Company also sold 7,008 acres of conservation land known as Sweetwater Creek Ravines in Liberty County, Florida in the first quarter of 2002 to the State of Florida for proceeds of $7.3 million, or $1,035 per acre, realizing a gross profit of $6.2 million. During the first nine months of 2001, the Company sold 15,470 acres of conservation land for $20.7 million at an average price of $1,338 per acre. In addition to the third quarter 2001 sales previously discussed, the Company sold a 10,681-acre area called Snipe Island in Taylor County to the State of Florida for approximately $10.0 million, or $938 per acre, and a 372-acre parcel near Torreya State Park in Florida for approximately $653,000, or $1,755 per acre. Gross profit resulting from conservation land sales totaled $7.5 million, or 87% of total revenue for the first nine months of 2002, compared to gross profit of $19.2 million, or 93% of total revenue, for the first nine months of 2001.

Commercial real estate development and services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$23.0	$44.7	$68.1	$150.0

Operating expenses	19.0	42.2	57.8	139.1

Depreciation and amortization	3.0	2.6	7.3	7.5

Other expense	(2.0)	(0.8)	(5.5)	(1.6)

Pretax (loss) income	(1.0)	(0.9)	(2.5)	1.8

EBITDA	4.0	2.6	10.2	11.1

         Operations of the commercial real estate development and services segment include development of St. Joe properties and rental income from St Joe’s investment property portfolio (“St. Joe Commercial”), the Advantis service businesses and investments in affiliates.

Three months ended September 30

         Rental revenues generated by St. Joe Commercial’s operating properties were $8.6 million during the third quarter of 2002, an increase of 83%, compared to $4.6 million in the third quarter of 2001, due to six new buildings placed in service or acquired since the third quarter of 2001, partially offset by two buildings sold since the third quarter of 2001. Operating expenses relating to these revenues were $3.3 million, an increase of 50% compared to $2.2 million in 2001. As of September 30, 2002, the Company had interests, either wholly owned or through partnerships, in 20 operating buildings with 2,244,000 total rentable square feet in service, compared to 18 operating buildings with 2,264,000 total rentable square feet in service at September 30, 2001. Buildings that are owned by partnerships and accounted for using the equity method of accounting totaled approximately 417,000 square feet at September 30, 2002, compared to 921,000 square feet at September 30, 2001. The overall leased percentage decreased to 81% at September 30, 2002, compared to 87% at September

30, 2001. Millennia Park One and Deerfield Commons I experienced a decrease in leased percentages due to tenant bankruptcies. Additionally, the Company is still in the process of procuring tenants for SouthWood Office One, a new speculative building. Approximately 0.2 million square feet of office space is under construction as of September 30, 2002.

         Net operating income (rental revenues less operating expenses) from commercial income producing properties owned and managed by the Company is presented in the table below.

		Net Operating Income
		Three Months Ended					Percentage
		September 30,				Net Rentable	Leased at
						Square Feet at	September 30,
	Location	2002		2001		June 30, 2002	2002

		(in millions)
Harbourside	Clearwater, FL	0.4		0.3		146,000	87%

Prestige Place I and II	Clearwater, FL	0.3		0.3		143,000	84

Lakeview	Tampa, FL	0.5		0.3		125,000	76

Palm Court	Tampa, FL	0.1		0.2		62,000	93

Westside Corporate Center	Plantation, FL	0.2		0.2		100,000	80

280 Interstate North	Atlanta, GA	0.3		0.3		126,000	92

Southhall Center	Orlando, FL	0.5		0.5		155,000	95

1133 20th Street	Washington, DC	0.7		0.2		119,000	99

1750 K Street	Washington, DC	0.8		—		152,000	94

Millennia Park One	Orlando, FL	0.2		—		158,000	44

Westchase Corporate Center	Houston, TX	0.5		0.3		184,000	87

Tree of Life	St. Augustine, Fl	0.2		—		69,000	100

TNT Logistics	Jacksonville, Fl	0.2		—		99,000	73

Nextel Call Center	Panama City Beach, Fl	0.2		—		67,000	100

IBM	Boca Raton, FL	—		(0.2)		(a )	(a )

355 Alhambra	Coral Gables, FL	(b	)	(b	)	224,000	64

Deerfield Commons I	Atlanta, GA	(b	)	(b	)	122,000	76

SouthWood Office One	Tallahassee, FL					88,000	51
Other		0.2		—		105,000

		$5.3		$2.4		2,244,000

(a)	This property was sold prior to December 31, 2001.

(b)	These properties are held through partnership interests and are accounted for using the equity method of accounting.

         Operating revenues generated from Advantis totaled $13.9 million during the third quarter of 2002 compared with $14.2 million for the third quarter of 2001, a decrease of 2% due to decreases in construction revenues, brokerage revenues and management services revenues. Advantis’ expenses were $13.8 million during the third quarter of 2002 compared with $14.9 million in 2001, a decrease of 7%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. Advantis’ EBITDA was even in the third quarter of 2002 compared to an EBITDA loss of $(0.8) million in the third quarter of 2001. In early 2002, management implemented a cost reduction program, the results of which are reflected in operations for the third quarter of 2002. While the commercial brokerage business is generally soft, based on the expected results of these cost reduction efforts and the pipeline of brokerage transactions, Advantis’ performance is expected to continue to improve for the remainder of 2002 and into 2003.

         During the third quarter of 2002, St. Joe Commercial realized $0.4 million in revenue from real estate sales with related costs less than $0.1 million, through the sale of 1 parcel. During the third quarter of 2001, St. Joe Commercial realized $25.9 million in revenue from real estate sales, which primarily represent sales of Texas real estate, with related costs of approximately $23.4 million. St. Joe Commercial is continuing to grow a pipeline of commercial land sales in Florida. Due to the lengthy entitlements process involved in commercial sales, the timing, contract execution and closings of these land sales are difficult to predict.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported a net loss from these investments of $(0.1) million in the third quarter of 2002, compared to a loss of $(0.6) million in the third quarter of 2001. The Company also had management fees earned of $0.2 million in the third quarter of 2002, with 0.6 million in the third quarter of 2001.

         General and administrative expenses for the commercial group, which are included in operating expenses, were $1.8 million for the third quarter of 2002, compared to $1.7 million in the third quarter of 2001.

         Depreciation and amortization increased by $0.5 million to $3.0 million, primarily due to an increase in commercial buildings that are 100% owned by the Company and are fully consolidated for accounting purposes. Amortization of goodwill in the third quarter of 2001 totaled $0.6 million.

Nine months ended September 30

         Rental revenues generated by St. Joe Commercial operating properties were $24.1 million during the first nine months of 2002, an increase of 66%, compared to $14.4 million in the first nine months of 2001. Operating expenses relating to these revenues were $8.7 million, an increase of 40% compared to $6.2 million in 2001.

         Net operating income (rental revenues less operating expenses) from commercial income producing properties owned and management thereof by the Company is presented in the table below.

		Net Operating Income
		Nine Months Ended					Percentage
		September 30,				Net Rentable	Leased at
						Square Feet at	September 30,
	Location	2002		2001		September 30, 2002	2002

		(in millions)
Harbourside	Clearwater, FL	1.1		1.0		146,000	87%

Prestige Place I and II	Clearwater, FL	0.7		1.0		143,000	84

Lakeview	Tampa, FL	1.1		0.9		125,000	76

Palm Court	Tampa, FL	0.3		0.4		62,000	93

Westside Corporate Center	Plantation, FL	0.8		0.7		100,000	80

280 Interstate North	Atlanta, GA	1.0		1.0		126,000	92

Southhall Center	Orlando, FL	1.7		1.0		155,000	95

1133 20th Street	Washington, DC	2.0		0.1		119,000	99

1750 K Street	Washington, DC	2.7		—		152,000	94

Millennia Park One	Orlando, FL	0.2		—		158,000	44

Westchase Corporate Center	Houston, TX	1.4		0.9		184,000	87

NCCI	Boca Raton, FL	—		1.4		(a )	(a )

Tree of Life	St. Augustine, Fl	0.6		—		69,000	100

TNT Logistics	Jacksonville, Fl	0.5		—		99,000	73

Nextel Call Center	Panama City Beach, Fl	0.4		—		67,000	100

IBM	Boca Raton, FL	—		(0.2)		(a )	(a )

355 Alhambra	Coral Gables, FL	(b	)	(b	)	224,000	64

Deerfield Commons I	Atlanta, GA	(b	)	(b	)	122,000	76

SouthWood Office One	Tallahassee, FL					88,000	51
Other		0.9		—		105,000

		$15.4		$8.2		2,244,000

(a)	This property was sold prior to December 31, 2001.

(b)	These properties are held through partnership interests and are accounted for using the equity method of accounting.

         Operating revenues generated from Advantis totaled $41.1 million during the first nine months of 2002 compared with $42.7 million for the first nine months of 2001, a decrease of 4% due primarily to a decrease in brokerage and construction revenues, partially offset by increases in management services revenue. Advantis expenses were $42.6 million during the first nine months of 2002 compared with $44.5 million in 2001, a decrease of 4%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. Advantis recorded an EBITDA loss for 2002 of $(1.5) million compared to an EBITDA loss of $(0.8) million in 2001. In early 2002, management implemented a cost reduction program, the initial results of which are reflected in operations for the second and third quarters of 2002. While the commercial brokerage business is generally soft, based on the expected results of these cost reduction efforts and several pending brokerage transactions, Advantis’ performance is expected to improve for the remainder of 2002 and into 2003.

         During the first nine months of 2002, revenues from real estate sales were $3.1 million, consisting primarily of sales of land located in Florida and Texas, with related costs of $1.4 million. During the first nine months of 2001, St. Joe Commercial realized $91.5 million in revenue from real estate sales, with related cost of revenue of $83.7 million. This included the sale of the NCCI center, a 310,000-square-foot building in Boca Raton, Florida, for $52.5 million, resulting in a pre tax gain of approximately $4.4 million. Also included is the sale of two Texas properties, 3001 Knox Street parcel in Dallas and the 1200 Post Oak property in Houston, for combined proceeds of approximately $12.5 million and a combined pre tax gain of $0.6 million. Other land sales during the nine months ended September 30, 2001, primarily representing sales of Texas real estate, totaled $26.5 million, with a gain of $2.8 million.

         The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. The Company reported a net loss from these investments of $(0.9) million in the first nine months of 2002, compared to a loss of $(0.3) million in the first nine months of 2001. The Company recorded a loss on its investment in Codina of $(0.4) million for the first nine months of 2002, compared to $0.7 million in income in 2001. The Codina loss in 2002 was primarily due to poor market conditions in South Florida. The Company also had management fees earned of $0.7 million in the first nine months of 2002 compared to $1.7 million in 2001.

         General and administrative expenses for the commercial group, which are included in operating expenses, increased $0.5 million to $5.2 million in the first nine months of 2002 from $4.7 million in the first nine months of 2001, primarily due to marketing costs, recruiting costs, and professional fees associated with West Florida land sales and planning activities.

         Depreciation and amortization increased by $2.4 million to $7.3 million, primarily due to an increase in commercial buildings that are 100% owned by the Company and are fully consolidated for accounting purposes. Amortization of goodwill in the first nine months of 2001 totaled $1.7 million.

         During the first quarter of 2002, the Company sold the two Park Center buildings located in Panama City, Florida for a net of tax gain of $0.2 million which is included in discontinued operations. The net operating income from the Park Centers for 2002 and 2001 was less than $0.1 million.

         During the second quarter of 2002, St. Joe and CNL Financial Group, Inc. (“CNL”) completed a series of transactions. The Company has acquired CNL’s 50 percent interest in Millennia Park One, a 158,000 square-foot office building adjacent to other St. Joe land holdings in Orlando, Florida. Millennia Park One, which is 44% leased at September 30, 2002, is now 100% owned by the Company and is included in the Company’s investment property portfolio. Accordingly, it has been fully consolidated for periods subsequent to this transaction. Similarly, affiliates of CNL acquired St. Joe’s 50% interest in the 346,000 square-foot CNL Center. St. Joe and CNL also formed a new partnership to own and manage the 71,000 square-foot Alliance Bank building and other property in Orlando. The impact to the results of operations of the commercial segment was approximately $0.1 million.

Forestry

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$9.5	$9.4	$31.8	$28.3

Operating expenses	7.5	7.3	24.6	19.5

Depreciation and amortization	1.0	1.1	3.1	2.8

Other income, net	0.7	0.6	1.8	1.7

Pretax income	1.7	1.6	5.9	7.7

EBITDA	2.7	2.8	9.1	10.6

Three months ended September 30

         Total revenues for the forestry segment were $9.5 million in the third quarter of 2002, an increase of 1% compared to $9.4 million in the third quarter of 2001. Revenues from the cypress mill operation, which was acquired in the second quarter of 2001, were $2.1 million during the third quarter of 2002, compared to $1.3 million in the third quarter of 2001. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation (“Smurfit-Stone”), were $3.1 million (174,000 tons) in the third quarter of 2002 as compared to $3.6 million (183,000 tons) in 2001. Sales to Smurfit-Stone are priced using a twelve-month trailing price for pulpwood in the region, which has continued to fall over the last several years. The price is primarily the result of local and national supply and demand factors and the Company is unable to predict future changes in the price. Sales to other customers totaled $4.5 million (193,000 tons) in the third quarter of 2002 compared to $5.0 million (192,000 tons) in the third quarter of 2001. Pulpwood prices in the region have continued to fall since Florida Coast Paper Company, L.L.C., previously the Company’s major pulpwood customer, closed its mill in Port St. Joe in 1998.

         Cost of sales were $6.9 million, or 73% of revenues, in the third quarter of 2002 as compared to $6.8 million, or 70% of revenues, in the third quarter of 2001. The cypress operation contributed $1.4 million of cost of sales in the third quarter of 2002, compared to $1.0 million in the third quarter of 2001. The Cypress operation contributed $0.3 million in pre-tax income for the third quarter of 2002, compared to a loss of $0.3 million for the third quarter of 2001. Other operating expenses, excluding depreciation, were $0.6 million in the third quarter of 2002 as compared to $0.5 million in the third quarter of 2001.

Nine months ended September 30

         Total revenues for the forestry segment were $31.8 million in the first nine months of 2002, an increase of 18% compared to $28.3 million in the first nine months of 2001. Revenues from the cypress mill operation, which was acquired in the second quarter of 2001, were $7.5 million for the first nine months of 2002, compared to $1.3 million in the first nine months of 2001. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation, were $9.6 million (528,000 tons) in the first nine months of 2002 as compared to $11.2 million (542,000 tons) in 2001. Sales to other customers totaled $15.5 million (623,000 tons) in the first nine months of 2002 compared to $15.8 million (670,000 tons) in the first nine months of 2001.

         Cost of sales were $22.8 million, or 72% of revenues, in the first nine months of 2002 as compared to $18.0 million, or 57% of revenues, in the first nine months of 2001. The cypress operation contributed $5.7 million of cost of sales. The cypress operation generated pre-tax income of $0.6 million for the first nine months of 2002, compared to a loss of $0.4 million for the first nine months of 2001. Cost of sales of sawtimber and pulpwood products increased due to more sales with cut and haul costs being incurred this year. Other operating expenses were $1.9 million in the first nine months of 2002 as compared to $1.5 million in the first nine months of 2001.

Transportation
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$0.3	$0.4	$1.1	$1.4

Operating expenses	1.6	0.8	2.9	2.8

Depreciation and amortization	0.4	0.4	1.1	1.1

Pretax loss	(1.7)	(0.8)	(2.9)	(2.5)

EBITDA	(0.7)	(0.4)	(1.1)	(1.4)

         During the third quarter, the Company completed the sale of the rolling stock of Apalachicola Northern Railroad (“ANRR”) to AN Railway L.L.C. (“AN Railway”), a subsidiary of Rail Management Corporation, headquartered in Panama City, Florida, for approximately $4.0 million. The Company also executed a lease of ANRR’s track and related facilities to AN Railway. The Company retains ownership of the right-of-way, track, related facilities and real estate.

Three Months Ended September 30

         ANRR operating revenues decreased $0.1 million to $0.3 million in the third quarter of 2002 as compared to 2001. ANRR’s operating expenses increased $0.8 million to $1.6 million in the third quarter of 2002 as compared to the third quarter of 2001, primarily as a result of expenses related to the sale of the rolling stock.

         The pretax loss from continuing operations was $(1.7) million for the third quarter of 2002 compared to $(0.8) million for the third quarter of 2001.

Nine Months Ended September 30

         ANRR operating revenues decreased $0.3 million to $1.1 million in the first nine months of 2002 as compared to 2001. ANRR’s operating expenses increased $0.1 million to $2.9 million in the first nine months of 2002 as compared to the first quarter of 2001, primarily as a result of expenses related to the sale of the rolling stock, partially offset by cost cutting efforts prior to the sale.

         The pretax loss was $(2.9) million for the first nine months of 2002 compared to $(2.5) million for the first nine months of 2001.

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

         Management believes that the financial condition of the Company is strong and that the Company’s cash, investments, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the continued investment in real estate developments. If the liquidity of the Company is not adequate to fund operating requirements, capital development, and stock repurchase, the Company has various alternatives to change its cash flow. The Company has no obligation to continue the stock repurchase program or maintain it at any particular level of purchase, the Company may alter the timing of its development projects and/or the Company may sell existing assets.

Cash Flows from Operating Activities

         Net cash provided by operations in the first nine months of 2002 was $8.9 million. Included in cash flows from operating activities were expenditures of $214.0 million relating to its community residential development segment. Net cash used in operations in the first nine months of 2001 was $40.2 million. Included in cash flows from operating activities were expenditures of $161.9 million relating to its community residential development segment.

Cash Flows from Investing Activities

         Net cash provided by investing activities in the first nine months of 2002 was $113.4 million. Included in cash flows from investing activities was $138.7 million of proceeds received on the sale of ARS, reflecting gross proceeds less closing costs and cash balances of ARS at closing. Also included were capital expenditures of $64.4 million, consisting of commercial property acquisitions and development, hospitality development, and other property, plant and equipment. Proceeds from sales of assets totaled $54.1 million. Cash used in investing activities in the first nine months of 2001 totaled $18.6 million and included proceeds from sales of operating and investment property of $149.4 million and capital expenditures of $154.0 million, primarily consisting of commercial real estate investments and purchases of property, plant and equipment.

Cash Flows from Financing Activities

         In the first nine months of 2002, cash flows used in financing activities totaled $85.4 million. In the first nine months of 2001, cash flows provided by financing activities totaled $75.0 million.

         During the first nine months of 2002, the Company secured borrowings collateralized by its commercial property of $26.0 million. During the first nine months of 2001, the Company secured borrowings collateralized by its commercial property of $51.0 million.

         On February 7, 2002, the Company issued in a private placement, a series of senior notes with an aggregate principal amount of $175.0 million (“Medium Term Notes”). The notes range in maturity from three years to ten years. The notes bear fixed rates of interest ranging from 5.64% to 7.37% depending upon the maturity. Interest on the notes is payable semiannually.

         The Company has a $250 million credit facility, which matures on March 30, 2004, and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to the Company’s leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that the Company is currently in compliance with the covenants of the credit facility. During the first nine months of 2002, the Company paid off the outstanding balance of its $250.0 million revolving credit line, primarily with proceeds received from the sale of its Medium Term Notes. During the first nine months of 2001, the Company borrowed $105.2 million on the credit line, net of repayments.

         The Company has used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at three of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. Although the Company is not obligated directly to repay the bonds, the Company records a liability for future assessments which are fixed or determinable and will be levied against properties owned by the Company. At September 30, 2002, CDD bonds totaling $83.5 million had been issued, of which $40.4 million had been expended. At September 30, 2001, CDD bonds totaling $33.5 million had been issued, of which $14.7 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has accrued $7.0 million and $2.4 million of this obligation as of September 30, 2002 and 2001, respectively.

         Through August 2002, the Company’s Board of Directors authorized a total of $650 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). There remains $153.7 million under the repurchase program at September 30, 2002.

         On June 17, 2002, the Alfred I. duPont Testamentary Trust (the “Trust”), the Company’s largest shareholder, announced that it had completed a public offering of 7.0 million shares of St. Joe common stock. Subsequently, the underwriters exercised an over-allotment option of 1.05 million shares. Concurrently with the consummation of this offering, and as a part of its stock repurchase program, St. Joe purchased 2,586,206 shares from the Trust. Additionally, during the first nine months of 2002, a total of 1,444,100 shares were repurchased on the open market. As of September 30, 2002, a total of 13,448,466 shares have been repurchased on the open market and 6,587,606 shares have been repurchased from the Trust. The Company expended $117.4 million in the first nine months of 2002 for the purchase of treasury stock, compared to $150.1 million in the first nine months of 2001.

         The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. At September 30, 2002, four of these partnerships had debt outstanding totaling $53.1 million. The Company is wholly or jointly and severally liable as guarantor on these credit obligations. The maximum amount of the debt guaranteed by the Company is $54.5 million. The Company believes that future contributions, if required, will not have a significant impact to the Company’s liquidity or financial position.

Forward Sale Contract

         The Company entered into three-year forward sale contracts with a major financial institution that led to the ultimate disposition of its investments in equity securities. Under the forward sale agreement, the Company received approximately $111.1 million in cash and must settle the forward transaction by October 15, 2002 by delivering either cash or a number of these equity securities to the financial institution. The agreement allowed the Company to retain an amount of the securities that represents appreciation up to 20% of their value on October 15, 1999. The securities were recorded at fair value on the balance sheet and the related unrealized gain, net of tax, was recorded in accumulated other comprehensive income. The Company recorded a liability in long-term debt for approximately $111.1 million, which was increased as interest expense was imputed at an annual rate of 7.9%. On February 26, 2002, the Company settled a portion of the forward sale contracts and recognized a pre-tax gain of $94.7 million, $61.6 million, net of taxes.

         On October 15, 2002, the remainder of the Forward Sale Contracts matured and the Company delivered the remaining equity securities to fully settle the Forward Sale Contracts, including the related debt balance. In the fourth quarter of 2002, the Company will recognize a pre-tax gain of approximately $38 million, $24.7 million net of taxes, on maturity of the remaining contracts. Net cash received at maturity was $0.2 million.

Contractual Obligations and Commercial Commitments

         There have been no material changes to contractual obligations and commercial commitments during the third quarter of 2002.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         There have been no material changes to quantitative and qualitative disclosures about market risk during the third quarter of 2002.

Item 4.  Controls And Procedures

         (a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

         (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II — OTHER INFORMATION

Item 6.  Exhibits And Reports On Form 8-K

(a)	Exhibits

99.01 Supplemental Calculation of Selected Consolidated Financial Data

99.02 Certification by Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K Item 5 – Other Events – September 17, 2002

Form 8-K Item 9 – Regulation FD Disclosure – October 29, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St Joe Company

Date: November 14, 2002

/s/ Peter S. Rummell

Peter S. Rummell

Chairman of the Board and

Chief Executive Officer

Date: November 14, 2002

/s/ Kevin M. Twomey

Kevin M. Twomey

President, Chief Operating Officer, and

Chief Financial Officer

Date: November 14, 2002

/s/ Janna L. Connolly

Janna L. Connolly

Vice President, Controller

(Chief Accounting Officer)

CERTIFICATIONS*

I, Peter S. Rummell, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The St. Joe Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Peter S. Rummell

Peter S. Rummell

Chief Executive Officer

I, Kevin M. Twomey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The St. Joe Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Kevin M. Twomey

Kevin M. Twomey

Chief Financial Officer