Form 10-K
period 2002-12-31
ST JOE CO
filed 2003-03-26
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

     Indicate by check mark whether this Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K. or any amendment to this Form 10-K  ☐

     Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒    NO ☐

     The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30,2002 was approximately $1,120 million.

     As of March 14, 2003, there were 97,903,101 shares of Common Stock, no par value, issued and 76,086,265 shares outstanding with 21,816,836 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003 (the “Proxy Statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

PART I

Item 1.     Business

      As used throughout this Form 10-K Annual Report, the terms “we,” “St. Joe,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

      We are one of Florida’s largest real estate operating companies and the largest private landowner in the State of Florida. The majority of our land is located in Northwest Florida. We own approximately 900,000 acres which is approximately 2.5% of the land area of the State of Florida.

      We provide a broad range of residential and commercial real estate services. We believe we are one of the few real estate operating companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to take a large-scale approach to real estate development and services.

      We primarily conduct our business in five operating segments:

•	Community Residential Development;

•	Land Sales;

•	Commercial Real Estate Development and Services;

•	Forestry; and

•	Transportation

      We were organized as a Florida corporation in 1936 by the executors of the estate of Alfred I. duPont, a descendant of the Delaware family that founded the duPont Company, to implement Mr. duPont’s plans to establish a paper company in northwest Florida. Over the years, St. Joe, then known as St. Joe Paper Company, expanded into other lines of business primarily by acquiring assets we perceived to be undervalued, such as real estate, railroads, banks, a sugar company, a communications company and corrugated box factories.

      Since 1996, we have implemented a strategy that has led to our transformation from an industrial conglomerate to a real estate operating company. We implemented this strategy by divesting several of our non-core businesses.

•	In 1996, we sold our linerboard mill and container plants and our communications businesses.

•	In 1999, we sold our sugar assets.

•	In 1999, we entered into a forward sale transaction with a major financial institution that, in effect, provided for the monetization of its long-held portfolio of equity investments. We settled the transaction in 2002 by delivering the equity securities to the financial institution.

•	In 2000, we completed the tax free spin-off to our shareholders of our 54% equity interest in Florida East Coast Industries, Inc. (“FLA”).

•	In 2002, we sold Arvida Realty Services, our residential real estate brokerage operations.

•	In 2002, we sold the rolling stock of the Apalachicola Northern Railroad Company and leased the right-of-way and track.

      In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to continue to increase the pace of its development. We believe we have a number of key business strengths and competitive advantages, including one of the largest inventories of private land suitable for development in the State of Florida, a very low cost basis in our land and a strong financial condition, which allows us the financial flexibility to pursue development opportunities.

Community Residential Development

      In this segment, we develop large-scale, mixed-use communities primarily on land that we have owned for a long period of time. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capitol. These tracts include significant Gulf of Mexico beach frontage and other waterfront properties which we believe are suited for primary housing, resort and second-home communities. We believe this large, established land inventory, with a low cost basis, provides us an advantage over our competitors that must purchase real estate at current market prices before beginning projects. We also develop smaller scale residential communities that make productive use of our existing assets and on land we acquire.

      With the development of Northwest Florida, we have embarked on a regional “placemaking” effort. We continue to support local efforts to improve the regional infrastructure in Northwest Florida. Examples include:

•	In January 2003, Sacred Heart Health System held the grand opening of its new 50-bed hospital in south Walton County, Florida, built on land we donated. The hospital is located near WaterColor, WaterSound and other of our projects.

•	We intend to donate approximately 4,000 acres of our land to be used as the site of the proposed relocated Panama City-Bay County International Airport.

      We are also participating in regional planning efforts. Examples include:

•	The West Bay Sector Plan Overlay received final approval in the fourth quarter of 2002. The sector plan sets forth a land-use blue-print for more than 70,000 acres of our land in Bay County, Florida. Its central features are 37,000 acres of conservation lands, the proposed relocated Panama City-Bay County International Airport and nearby commercial and residential land uses. The sector plan is implemented by a series of Detailed Specific Area Plans (DSAP). A DSAP for the proposed, relocated airport and a mixed-use DSAP for our lands are expected to begin the approval process in 2003.

•	In January 2003, the Franklin County, Florida Board of Commissioners unanimously approved a long term visioning process for St. James Island. We own approximately 37,000 of the approximately 49,000 acres which make up St. James Island. The planning process for St. James Island is expected to be similar in scope to the West Bay Sector Plan. Florida State University has been contracted by Franklin County, Florida to facilitate the public planning and consensus building process which is expected to last for approximately one year.

      We manage the conceptual design, planning and permitting process for each of our new communities. We then construct or contract for the construction of the infrastructure for the community. Developed homesites and finished housing units are then marketed and sold.

      The community residential development segment generated revenues in 2002 from:

•	the sale of developed homesites;

•	the sale of housing units built by us;

•	management fees and rental income; and

•	investments in limited partnerships.

      We are a 74% partner in St. Joe/Arvida Company, L.P. (“St. Joe/Arvida”). The remaining 26% is owned by JMB Southeast Development, L.L.C. and JMB Southeast Development, L.P. The principal assets of St. Joe/Arvida are the “Arvida” name, proprietary information systems and the Arvida management team. We direct our residential development efforts through St. Joe/Arvida and conduct the majority of our residential development activity under the Arvida trademark.

      We own approximately 26% of the outstanding limited partnership interests in Arvida/JMB Partners, L.P. (“Arvida/JMB”). The primary asset of the partnership is land that is being developed into a master-

planned community known as Weston located in Broward County, Florida. We expect the delivery of the final home in this project to occur in the first half of 2003. The winding-up of the affairs of the partnership is expected to take two or more years. Although we expect to incur losses with respect to this partnership interest during this period, we do not expect the aggregate amount of these losses to have a material adverse effect on the results of our operations or financial condition.

      In April 1999, we acquired all the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. In 2002, Saussy Burbank closed sales of 523 homes it constructed in North Carolina and South Carolina.

      As of December 31, 2002, we were developing approximately 20 residential or resort communities. The majority of the communities are on lands we have owned for a long period of time. The following is a description of some of the communities we are planning and developing:

      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County, Florida. All three phases of WaterColor have been approved under Florida’s Development of Regional Impact permitting process. We are building homes and condominiums and selling developed homesites in WaterColor. Sales began in March 2000 and as of December 31, 2002, 108 residential units we built had been closed; 288 developed homesites had been closed; and 21 contracts for residential units we will build and 9 contracts for developed homesites were pending. At full build-out, the community is planned to include approximately 1,140 units, a beach club, a tennis center, a boat house, a restaurant on an inland freshwater lake, a 60-room inn and restaurant, commercial space and parks. Among the amenities now open are the beach club and community pool, the boat house, a second community pool, the Fresh Daily Market, the tennis facility, the WaterColor Inn and Fish Out of Water restaurant. Infrastructure construction in phase two is expected to be completed in the second quarter of 2003. Infrastructure construction in phase three, expected to begin in 2003, is planned to include a third community pool and a community center. Sales at WaterColor are expected to be completed by 2007 to 2008.

      WaterSound Beach is located in Walton County, Florida, approximately three miles east of WaterColor. WaterSound Beach is situated on approximately 256 acres and includes over one mile of beachfront on the Gulf of Mexico. This community is currently planned to include approximately 499 units. Eighty-one beachfront multi-family units are under construction and are expected to be completed in 2003. As of December 31, 2002, sales of 108 developed homesites had been closed and 46 contracts for beachfront multi-family units were pending. Sales are expected to continue for another three to four years.

      WaterSound is located in Walton County, Florida east of WaterSound Beach with frontage on Lake Powell. This project is situated on approximately 1,440 acres. On October 8, 2002, the Walton County Board of County Commissioners approved transmittal of a Comprehensive Plan Amendment for WaterSound, to the Florida Department of Community Affairs for state review. The state has provided Walton County with its comments and the Walton County Board of County Commissioners is expected to hold an adoption hearing on the Comprehensive Plan amendments early in 2003. Preliminary design for WaterSound calls for approximately 1,020 residential units and a golf course. The project will require a Development of Regional Impact (DRI) process that is expected to commence in early 2003 and continue for 12 to 18 months.

      Camp Creek Golf Course is located in Walton County, Florida, approximately four miles east of WaterColor and within one-half mile of WaterSound. Plans include 36 holes of golf. The first 18-hole golf course, designed by Tom Fazio, was opened for play in May, 2001.

      East Lake Powell is located in Bay County, Florida. East Lake Powell is situated on approximately 181 acres. Preliminary design for East Lake Powell calls for approximately 200 residential units.

      Summerwood is located in Panama City Beach in Bay County, Florida and includes 219 units. This project was completed in 2002.

      The Hammocks is located in Lynn Haven in Bay County, Florida. The Hammocks is situated on approximately 143 acres and is planned to include approximately 463 housing units. As of December 31, 2002, sales of 74 homes we built had been closed; 36 developed homesites had been closed and 20 contracts for homes we will build and six contracts for developed homesites were pending. Sales are expected to continue for another four to five years.

      Palmetto Trace is located in Bay County, Florida. Palmetto Trace is situated on approximately 138 acres and is planned to include approximately 523 housing units. As of December 31, 2002, sales of 43 homes we built had been closed and 48 contracts for homes we will build were pending. Sales are expected to continue for another five to six years.

      WindMark Beach is located in Gulf County, Florida. This community is situated on approximately 2,000 acres and includes approximately 15,000 feet of beachfront we own. Phase I of WindMark Beach is situated on approximately 80 acres and is planned to include approximately 110 units, many of which will be located on the beachfront. As of December 31, 2002, sales of 87 developed homesites had been closed; and three contracts for developed homesites were pending. Sales are expected to be completed in 2003. Future phases are planned to include approximately 1,550 units and require a Development of Regional Impact process that commenced during the first quarter of 2003 and may continue for up to 18 months. Plans also include the realignment of approximately four miles of US Highway 98. Field survey work and project engineering and design of the relocated road are ongoing.

      Mexico Beach is located in Bay County, Florida and Phase I of the community is situated on approximately 160 acres. Preliminary design has been completed; however, timing of development is uncertain.

      SouthWood is located in southeast Tallahassee, Florida. SouthWood is situated on approximately 3,770 acres. Plans for SouthWood include approximately 4,250 residential units and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Over 35% of the land is designated for greenspaces including a 123-acre central park. As of December 31, 2002, sales of 148 residential units we built had been closed; sales of 128 developed homesites had been closed, and 95 contracts for residential units we will build and two developed homesites were pending. The Florida State Development Research School, a university laboratory school for grades K-12 located in SouthWood, opened in the fall of 2001. The Pope John Paul II Catholic Academy, a private parochial school for grades 9-12 located in SouthWood, also opened in the fall of 2001. In November 2002, the new Fred Couples designed 18 hole golf course opened for play. Sales are expected to continue for more than 15 years.

      SummerCamp is located in Franklin County, Florida. SummerCamp is situated on approximately 784 acres. On January 21, 2003, the Franklin County, Florida Board of Commissioners unanimously approved a comprehensive plan amendment for SummerCamp. Current plans include approximately 499 units, a beach club, community dock and nature trails. Several regulatory steps remain before construction can commence.

      James Island is located in Jacksonville, Florida, near Interstate 95 and new elementary and middle schools. James Island is situated on approximately 194 acres acquired by the Company. At full build-out, the community is expected to include approximately 365 housing units. As of December 31, 2002, sales of 293 homes we built had been closed and 36 contracts for homes we will build were pending. This project is expected to be completed in 2003.

      St. Johns Golf and Country Club is located in St. Johns County, Florida. St. Johns Golf and Country Club is situated on approximately 820 acres acquired by the Company. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. Most homes will be adjacent to golf, conservation land, lakes, or natural wooded areas. Construction of general infrastructure is complete and parcel development is ongoing. As of December 31, 2002, sales of 177 homes we built had been closed, sales of 90 developed homesites had been closed and 67 contracts for homes we will build were pending. The golf course has been completed and was opened for play in June 2001. Sales are expected to continue for four to five years.

      RiverTown is located in St. Johns County, Florida, south of Jacksonville, Florida along the St. Johns River. RiverTown is situated on approximately 4,300 acres. In late 1998, the Company transferred 120 acres in RiverTown to the St. Johns County School Board to be used as a site for a new high school. This school opened for the 2000-2001 school year. In the fourth quarter of 1999, St. Joe filed an application for a Planned

Rural Development (PRD) for riverfront homesites in RiverTown. In January 2000, the Company obtained approval to develop the first 23 riverfront homesites. As of December 31, 2001, all 23 homesites had been closed. Predevelopment planning is underway for the remaining land. A Development of Regional Impact process is required and is expected to commence in early 2003 and continue for up to 18 months.

      Hampton Park is located in Jacksonville, Florida. Hampton Park is situated on approximately 150 acres and is planned to include approximately 158 homesites. As of December 31, 2002, sales of 36 homes we built had been closed and 32 contracts for homes we will build were pending. Sales are expected to continue for another one to two years.

      Victoria Park is located in Volusia County in central Florida. Victoria Park is situated on approximately 1,859 acres being acquired by the Company near Interstate 4 in Deland, Florida between Daytona Beach and Orlando, Florida. Plans for Victoria Park include approximately 4,000 single and multi-family units with a traditional town center and an 18-hole golf course. As of December 31, 2002, sales of 91 homes we built had been closed; 25 developed homesites had been closed and 38 contracts for homes we will build and three contracts for developed homesites were pending. Sales are expected to continue for more than ten years.

      Rivercrest is located south of Tampa, Florida along US 301. This project is situated on approximately 413 acres. Plans for this community include approximately 1,357 residential units. St. Joe/Arvida is managing the development of Rivercrest for a venture owned equally by the Company and an unrelated third party. As of December 31, 2002, sales of 76 units had been closed and 49 contracts were pending.

      Paseos is located in Jupiter in northern Palm Beach County, Florida. This project is situated on approximately 207 acres. Plans for this community include approximately 325 residential units. St. Joe/Arvida is managing the development of Paseos for a venture owned equally by the Company and an unrelated third party. As of December 31, 2002, 32 contracts were pending.

      Celebration is located near Orlando, Florida. The phase of the project to be developed by us is situated on approximately 160 acres. Infrastructure construction commenced in the fourth quarter of 2002. Current plans include approximately 300 single-family units, 50 townhomes, and 300 condominiums as well as parks, trails, and a community clubhouse with a pool and educational and recreational programming. Sales are expected to commence in 2003.

      Several of our planned developments are in the midst of the entitlement process or are in the planning stage. We cannot assure you that:

•	the necessary entitlements for development will be secured;

•	any of our projects can be successfully developed, if at all; or

•	our projects can be developed in a timely manner.

      It is not feasible to estimate project development costs until entitlements have been obtained. Such large-scale development projects can require significant infrastructure development costs and may raise environmental issues that require mitigation.

St. Joe Land Company

      We created the St. Joe Land Company in 1999 to facilitate land sales at higher prices than we would receive from bulk timberland sales. This segment markets parcels typically between five and 5,000 acres from a portion of our long-held timberlands in Northwest Florida. This land includes forests and meadowlands with frontage on rivers, lakes and bays. These parcels are being marketed as large secluded home sites. Some of these parcels could be used as quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses.

      In 2002, St. Joe Land Company closed 176 transactions totaling 28,071 acres.

      We believe there is an opportunity to create additional value on between 300,000 and 500,000 acres of our original timberland that is not included in our current development plans. The vast majority of the holdings marketed by St. Joe Land Company will continue to be managed as timberland until sold. We have embarked upon a five year program seeking additional entitlements and zoning improvements throughout our land holdings. These entitlements are intended to facilitate alternative uses of our property and to increase its per acre value.

     RiverCamps

      We are in the process of introducing a new product called RiverCamps. These will be planned developments in rustic settings, supplemented with amenities that may include docks, pools, tennis courts and community river houses. Most of the lots in these developments are expected to be located on or near waterfront property. The RiverCamps concept envisions homesites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, hunting, boating, hiking and horseback riding.

      The first of potentially several RiverCamp developments is RiverCamps on Crooked Creek, situated on approximately 1,490 acres of our timberland in western Bay County, Florida and bounded by West Bay, the Intracoastal Waterway and Crooked Creek. In the fourth quarter of 2002, the Bay County Commission approved a development agreement for RiverCamps on Crooked Creek. While a number of predevelopment regulatory steps remain, this project is planned for up to 450 home sites.

      Planning and evaluation of a 10,600 acre parcel located on East Bay in Bay County, Florida is underway. The HGTV 2003 Dream Home, a RiverCamp concept home, is located on this parcel.

      Preliminary planning work has also started at a potential RiverCamp site located on East Bay at Sandy Creek in Bay County, Florida.

     Conservation Lands

      During 2000, we began an organized effort to sell land to conservation groups and governmental agencies. We closed seven conservation land transactions, totaling 16,512 acres in 2002.

Commercial Real Estate Development and Services

      This segment owns and manages office, industrial and retail properties throughout the southeastern United States. In Florida, we develop and manage office, industrial and retail properties. In 2002, this segment generated revenues from:

•	rentals on properties owned by us;

•	property and asset management fees;

•	construction management fees;

•	development fees;

•	sales of properties;

•	investments in partnerships; and

•	lease and sales commissions.

      On October 9, 2000, we distributed to our shareholders all of our equity interest in Florida East Coast Industries, Inc., which eliminated our indirect ownership interest in Flagler Development Company, the commercial and industrial real estate subsidiary of Florida East Coast Industries, Inc. In connection with the spin-off, we and Florida East Coast Industries, Inc. entered into an Amended and Restated Master Agreement, which provides for several property management and development service agreements between our two companies. In consideration of their execution of the Amended and Restated Master Agreement, we paid Florida East Coast Industries, Inc. $6 million in three annual installments. The third and final installment was paid in October 2002. Under the terms of the various agreements, which generally extend until October

2003, Flagler Development Company has retained us to develop and manage certain of its commercial real estate holdings. Flagler Development Company pays us fees for these services based upon market rates.

      Development. For each new development, we first direct the conceptual design, planning and permitting process and then contract for the construction of the infrastructure and building. We generally receive a development fee which is a percentage of the cost of the project for those properties in which we are less than a 100% owner.

      Some of the projects we are developing include:

      SouthWood Village is a retail development within our SouthWood community in Tallahassee, Florida being developed on property we have sold to an unrelated third party. Construction of a new 45,000 square foot supermarket is underway and is scheduled to open in the fall of 2003. During 2002, we sold two retail parcels at this site and four additional retail parcels remain for sale.

      WaterColor Crossings is a commercial center located in our WaterColor community in Walton County, Florida. Construction of a new full service 28,800 square foot supermarket is underway and is scheduled to open in the fall of 2003. The new center also includes 14,400 square feet of retail space and three out-parcels for retail operations.

      Beckrich Office Park is located in Panama City Beach, Florida. Beckrich Office One, a 34,000 square foot office building was completed in 2002 and is now part of our investment property portfolio. Construction of Beckrich Office Two, a 35,000 square foot office building is underway and is scheduled to be completed in the third quarter of 2003.

      Pier Park is located in Panama City Beach, Florida. Infrastructure construction at this mixed use project has commenced. Pier Park is a public/private venture with the City of Panama City Beach, Florida whose plan features retail, dining and family entertainment venues. The project fronts on six acres of white sand beach and includes 50 acres of land available for retail, dining and entertainment facilities near the beach and 70 acres of highway oriented commercial land.

      Port St. Joe Commerce Center is located in Port St. Joe, Florida and includes 57 net salable acres. Horizontal infrastructure construction is expected to be completed in the first quarter of 2003. In 2002, we sold one parcel and accepted contracts on four more parcels in this project, ranging in size from approximately one to six acres.

      Airport Commerce Center is located in Tallahassee, Florida and includes approximately 26 parcels with 40 net salable acres. Infrastructure construction is underway.

      Beach Commerce Center is located in Panama City Beach, Florida and includes approximately 165 net salable acres. In 2002, we sold three parcels and accepted contracts on two more parcels in this project, ranging in size from approximately one to five acres.

      South Walton Commerce Center is located in Walton County, Florida with frontage on US Highway 98 and is planned to include approximately 24 parcels totaling 85 net salable acres. In 2002, the Walton County, Florida Board of Commissioners approved transmittal of a Comprehensive Plan Amendment for this project to the Florida Department of Community Affairs for state review. A number of additional entitlement steps are required before infrastructure construction can commence.

      245 Riverside Avenue is an office building located in Jacksonville, Florida containing approximately 135,000 net rentable square feet. When complete, we will relocate our corporate headquarters to this building and occupy approximately 36,000 square feet. One other lease, covering approximately 14,000 square feet, has been executed. The building is expected to be ready for occupancy in the spring of 2003.

      We also own one-half of The Codina Group Inc. that develops and manages commercial properties in south Florida.

      Our development operations, combined with our tax strategy of reinvesting asset sales proceeds into like-kind properties, have enabled us to create a portfolio of rental properties totaling 2,383,000 square feet. As the table below shows, our portfolio of rental properties was 78% leased, based on net rentable square feet, as of December 31, 2002.

ST. JOE COMMERCIAL

PORTFOLIO OF RENTAL PROPERTIES

December 31, 2002

			Number	Net
		Ownership	of	Rentable	Leased
Investment Property Portfolio	Market	Percentage	Buildings	Sq. Ft.	Percentage

Prestige Place	Clearwater, FL	100	2	143,000	84
Harbourside	Clearwater, FL	100	1	146,000	86
Lakeview	Tampa, FL	100	1	125,000	76
Palm Court	Tampa, FL	100	1	62,000	61
Westside Corporate Center	Plantation, FL	100	1	100,000	86
280 Interstate North	Atlanta, GA	100	1	126,000	67
Southhall Center	Orlando, FL	100	1	155,000	94
1133 20th Street, N.W.	Washington, D.C.	100	1	119,000	99
1750 K Street	Washington, D.C.	100	1	152,000	94
Millenia Park One	Orlando, FL	100	1	158,000	44
Beckrich Office One	Panama City Beach, FL	100	1	34,000	88
5660 New Northside Drive	Atlanta, GA	100	1	275,000	96

			13	1,595,000	83

Development Property Portfolio

TNT Logistics	Jacksonville, FL	100	1	99,000	73
Southwood Office One	Tallahassee, FL	100	1	88,000	35
Alliance Bank Building(1)	Orlando, FL	50	1	71,000	54
355 Alhambra	Coral Gables, FL	45	1	224,000	64
Deerfield Commons I	Atlanta, GA	40	1	122,000	94
Westchase Corporate Center	Houston, TX	93	1	184,000	89

			6	788,000	69

Total			19	2,383,000	78

(1)	Property expected to be redeveloped.

(2)	Investment properties comprise completed buildings that we have acquired. Development properties comprise buildings we are involved in developing or redeveloping.

      As the table below shows, we had two properties totaling approximately 170,000 square feet under construction or in the planning stages as of December 31, 2002.

ST. JOE COMMERCIAL

PROPERTIES UNDER DEVELOPMENT

December 31, 2002

		Net Rentable	Pre-Leased
	Market	Square Feet	Percentage

Northwest Florida
Beckrich Office Two	Panama City Beach, FL	35,000	0
Northeast Florida
245 Riverside	Jacksonville, FL	135,000	37

Total		170,000

      As the table below shows, we owned approximately 113 acres of land with entitlements for future development of approximately 2,847,500 square feet of commercial property as of December 31, 2002.

ST. JOE COMMERCIAL

LAND POSITIONS

December 31, 2002

		Ownership	Net	Entitled
	Market	Percentage	Acres(a)	Sq. Ft.(b)

Southeast
Glenlake	Atlanta, GA	100	9.8	700,000
Parkstone Plaza	Chantilly, VA	100	19.1	240,000
Oak Park at Westchase	Houston, TX	100	34.2	884,000

			63.1	1,824,000

Northeast Florida
Golfway Center	St. Augustine, FL	100	13.9	167,500
Central Florida
Millenia Park	Orlando, FL	100	21.7	592,000
South Florida
Beacon Square at Boca	Boca Raton, FL	100	14.0	264,000

Total			112.7	2,847,500

(a)	Net Acres represent net areas, defined as the total area excluding public roadways, easements and other undevelopable areas.

(b)	Excludes entitlements related to land parcels that have been developed.

      Because of our focus on Florida, we intend to sell the lands we own outside of Florida if we receive offers at prices and on terms that we think are acceptable.

      Services. We provide commercial real estate services in the southeastern United States through Advantis. In 1999, we formed Advantis by combining several businesses we had acquired. Advantis provides our clients with a complete array of services, including:

•	brokerage;

•	property management; and

•	construction management.

      We provide property management services for projects owned by us and others. We generally receive a property management fee based on the gross rental revenues of a managed project or building. The tables below summarize by region and type of property the approximately 27,506,717 rentable square feet of property we manage.

PROPERTIES MANAGED

December 31, 2002

Rentable
State	Square Feet

Florida	10,433,879
Virginia	8,425,702
North Carolina	4,213,713
Georgia	973,478
Maryland	2,668,421
Washington, D.C	791,524

27,506,717

Rentable
Management Type	Square Feet

Office property	14,688,457
Industrial property	4,969,423
Retail property	3,348,733
Facilities management	3,193,523
Asset management	1,141,159
Residential property	165,422

27,506,717

     Forestry

      This segment focuses on the management and harvesting of our extensive timberland holdings. We grow, harvest and sell timber and wood fiber. We are the largest private holder of timberlands in Florida, owning:

•	Approximately 625,000 acres of planted pine forests, primarily in northwestern Florida

•	Approximately 275,000 acres of mixed timberland, wetlands, lake and canal properties

      In 2002, this segment’s revenues came from selling pulpwood, timber and bulk land. Our principal forestry product is softwood pulpwood. We also grow and sell softwood and hardwood sawtimber. On December 31, 2002, our standing pine inventory totaled 24.8 million tons and our hardwood inventory totaled 7.2 million tons. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually.

      On July 1, 2000, we entered into a twelve year fiber agreement with Smurfit-Stone Container Corporation. The agreement requires us to provide Smurfit-Stone Container Corporation with 700,000 tons of pulpwood every year from our lands. Approximately 290,000 acres of our land are encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

      On August 20, 1999, we entered into a ten year fiber agreement with Georgia-Pacific Corporation. This agreement requires us to provide Georgia-Pacific Corporation with 450,000 tons of pulpwood every year from our lands. Our obligation to deliver pulpwood under this agreement commences no later than August 1, 2003.

      On June 20, 2001, we purchased Sunshine State Cypress, a cypress sawmill and mulch processing plant located in Liberty County, Florida.

      Our timberlands are located near key transportation links, including roads, waterways and railroads.

      St. Joe maintains a genetics research facility in Capps, Florida, which supervises the growing of seedlings for use in the reforestation of our lands. The facility conducts research to produce faster-growing, more disease-resistant species of pine trees, and produces seedlings for planting on our plantations. In cooperation with the University of Florida, we are doing experimental work in genetics on the development of superior pine seeds.

      Our strategy is to increase the average age of our timber by extending growing periods before final harvesting in order to capitalize on the higher margins of older-growth timber. We have implemented a program to extend the growing periods for our softwood forest from an historical average of approximately 18-22 years to approximately 28-30 years. Our strategy may increase the revenues and returns of our forestry operations when a sustainable harvest of older-growth timber is achieved, although we cannot provide you with any assurances this will occur. We also seek to maximize sustainable harvest volumes through:

•	The continued use and development of genetically improved seedlings;

•	Soil mapping;

•	extensive fertilization;

•	vegetation control;

•	thinning; and

•	selective harvesting practices.

      As part of our strategy to maximize the cash flows from our forestry operations, we engage in several business activities complementary to our land holdings. In particular, we lease approximately 600,000 acres of our timberlands to private clubs and state agencies for hunting.

     Transportation

      Through August 31, 2002, we owned and operated the Apalachicola Northern Railroad Company, a short-line railroad operating between Port St. Joe and Chattahoochee, Florida, where it connects with an unaffiliated carrier. On August 31, 2002, we sold the rolling stock of the Apalachicola Northern Railroad to AN Railway L.L.C., a subsidiary of Rail Management Corporation, headquartered in Panama City, Florida. We retained ownership of the right-of-way, track, related facilities and real estate. Under the terms of the agreement, we lease the track and related facilities to AN Railway.

Risk Factors

A continuation or worsening of the current downturn in economic conditions could adversely affect our business.

      Our ability to generate revenues is directly related to the real estate market, primarily in Florida, and to the national and local economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general.

      Significant expenditures associated with investment in real estate, such as real estate taxes, maintenance costs and debt payments, cannot generally be reduced if changes in Florida’s or the national economy cause a decrease in revenues from our properties. In particular, if the growth rate for the Florida economy declines or if a recession in the Florida economy occurs, our financial results could be materially adversely affected.

      While real estate market conditions have generally remained healthy in our regions of development, particularly in Northwest Florida, continued demand for our services and products is dependent on long term prospects for job growth and strong in-migration population expansion in our regions of development.

Changes in interest rates could affect demand for our products.

      An increase in interest rates could reduce the demand for homes we build, particularly primary housing, lots we develop, commercial properties we develop or sell, and land we sell.

     Income taxes.

      In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we would include the adjustments within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operation.

Our businesses are concentrated in the State of Florida.

      The economic growth and health of the State of Florida are important factors in creating demand for our products and services. As a result, any adverse change to the economic growth and health of Florida could materially adversely affect our financial results.

Our real estate operations are cyclical.

      Our business is affected by demographic and economic trends and the supply and rate of absorption of lot sales and new construction.

We are exposed to risks associated with real estate sales and development.

      Our real estate development activities entail risks that include:

•	construction delays or cost overruns, which may increase project development costs;

•	compliance with building codes and other local regulations;

•	evolving liability theories affecting the construction industry;

•	an inability to obtain required governmental permits and authorizations;

•	an inability to secure tenants or anchors necessary to support commercial projects;

•	failure to achieve anticipated occupancy levels or rents; and

•	an inability to sell our constructed inventory.

      In addition, our real estate development activities require significant capital expenditures. We obtain funds for our capital expenditures through cash flow from operations, property sales or financings. We cannot assure you that the funds available from these sources will be sufficient to fund our required or desired capital expenditures for development. If we are unable to obtain sufficient funds, we may have to defer or otherwise limit our development activities. Our residential projects require significant capital expenditures for infrastructure development before we can begin our selling efforts. If we are unsuccessful in our selling efforts, we may not be able to recover these capital expenditures. Also, our ability to continue to make conservation land sales to government agencies depends on the agencies having sufficient funds available to purchase the lands.

Our joint venture partners may have interests that differ from ours and may take actions that adversely affect us.

      We are involved in joint venture relationships and may initiate future joint venture projects as part of our overall development strategy. A joint venture involves special risks such as:

•	the venture partner at any time may have economic or business interests or goals that are inconsistent with ours;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments; and

•	the venture partner could experience financial difficulties.

      Actions by our venture partners may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or have other adverse consequences.

Our business is subject to extensive regulation which makes it difficult and expensive for us to conduct our operations.

Development of real estate entails a lengthy, uncertain and costly approval process.

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

      The Growth Management Act, in some instances, can significantly affect the ability of developers to obtain local government approval in Florida. In many areas, infrastructure funding has not kept pace with growth. As a result, substandard facilities and services can delay or prevent the issuance of permits. Consequently, the Growth Management Act could adversely affect our ability to develop our real estate projects.

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

Environmental and other regulations may have an adverse effect on our business.

      A substantial portion of our development properties in Florida is subject to federal, state and local regulations and restrictions that may impose significant limitations on our ability to develop them. Much of our property is raw land located in areas where development may affect the natural habitats of various endangered or protected wildlife species or in sensitive environmental areas such as wetlands and coastal areas.

      In addition, our current or past ownership, operation and leasing of real property, and our transportation and other operations are subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in:

•	civil penalties;

•	remediation expenses;

•	natural resource damages;

•	personal injury damages;

•	potential injunctions;

•	cease and desist orders; and

•	criminal penalties.

      In addition, some of these environmental laws impose strict liability, which means that we may be held liable for any environmental damages on our property regardless of our fault.

      Some of our past and present real property, particularly properties used in connection with our transportation operations, involve the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. We may bear liability for this contamination and for the costs of cleaning up a site at which we have disposed of or to which we have transported hazardous substances. The presence of hazardous substances on a property may also adversely affect our ability to sell or develop the property or to borrow using the property as collateral.

      Changes in laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could all lead to new or greater liabilities that could materially adversely affect our business, results of operations or financial condition.

Regulation of our forestry operations may adversely affect our ability to harvest and sell lumber.

      In conducting our forestry operations, we voluntarily comply with the “Best Management Practices” recommended by the Florida Division of Forestry. From time to time, proposals have been made in the Florida state legislature regarding the regulation of timber harvesting methods. The proposals, if adopted, may adversely affect our ability to harvest and sell timber in the manner currently contemplated.

Significant competition could have an adverse effect on our business.

The real estate industry is generally characterized by significant competition.

      A number of residential and commercial developers and real estate services companies, some with greater financial and other resources, compete with us in seeking properties for acquisition, resources for development and prospective purchasers and tenants. Competition from other real estate developers and real estate services companies may adversely affect our ability to:

•	sell homes and homesites;

•	attract purchasers;

•	attract and retain tenants; and

•	sell undeveloped rural land.

The forest products industry is highly competitive.

      Many of our competitors in the forest products industry are fully integrated companies with substantially greater financial and operating resources. Our products are also subject to increasing competition from a variety of non-wood and engineered wood products. In addition, we are subject to competition from lumber products and logs imported from foreign sources. Any significant increase in competitive pressures from substitute products or other domestic or foreign suppliers could have a material adverse effect on our forestry operations.

We are highly dependent on our senior management.

      Our senior management has been responsible for our transformation from an industrial conglomerate to a successful real estate operating company. Our future success is highly dependent upon the continued employment of our senior management. The loss of one or more of these individuals could have a material adverse effect on our business.

The occurrence of natural disasters in Florida could adversely affect our business.

      Our properties are primarily located in Florida. The occurrence of natural disasters in Florida, such as fires, hurricanes, floods, unusually heavy or prolonged rain and droughts, could have a material adverse effect on our ability to develop properties or realize income from our projects.

Decline in rental income could adversely affect our financial results.

      We own a large portfolio of commercial real estate rental properties. Our financial results could be adversely affected if:

•	a significant number of our tenants are unable to meet their obligations to us;

•	we are unable to promptly lease space at our properties when the space becomes available; and

•	the rental rates upon a renewal or a new lease are significantly lower than expected.

Our obligations to supply minimum annual volumes of wood fiber could delay or adversely impact future land sales.

      Portions of our timberland are encumbered under our existing timber supply contracts to ensure our delivery of the minimum annual volumes of wood fiber required under the timber supply contracts. Our ability to convert our timberland to higher and better uses could be delayed or adversely impacted if our customers under our existing timber supply contracts refuse to timely release the encumbrance of portions of our timberland.

You should not place undue reliance on forward-looking statements made by us.

      We have made forward-looking statements in this Form 10-K, in particular under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. You can find many of these forward-looking statements by looking for words such as “intend,” “anticipate,” “believe,” “estimate,” “expect”, “plan” or similar expressions in this Form 10-K.

      In particular, forward-looking statements include, among others, statements about the following:

•	the size and number of commercial buildings and residential units;

•	the expected development timetables, development approvals and the ability to obtain approvals;

•	the anticipated price range of developments;

•	the number of units that can be supported upon full build-out of a development;

•	the number and price of anticipated land sales;

•	estimated land holdings for a particular use within a specific timeframe;

•	absorption rates and expected gains on land sales;

•	future operating performance, cash flows, and short and long term revenue and earnings growth rates;

•	comparisons to historical projects; and

•	the number of shares of Company stock which may be purchased under the terms of the Company’s existing or future share repurchase program.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, those listed in this section entitled “Risk Factors” and the following:

•	economic conditions, particularly in Florida and key southeastern United States areas that serve as feeder markets to our Northwest Florida operations;

•	acts of war or terrorism and other geopolitical events;

•	local conditions such as an oversupply of homes and homesites, residential or resort properties, or a reduction in demand for real estate in the area;

•	timing and costs associated with property developments and rentals;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	increase in operating costs, including increases in real estate taxes;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	decreases in market rental rates for our commercial and resort properties;

•	decreases in prices of wood products;

•	the pace of development of infrastructure in northern Florida;

•	potential liability under environmental laws or other laws or regulations;

•	adverse changes in laws or regulations affecting the development of real estate;

•	the availability of funding from governmental agencies and others to purchase conservation lands; and

•	adverse weather conditions.

      The foregoing list is not exhaustive and should be read in conjunction with other cautionary statements in this Form 10-K.

      Forward-looking statements are not guarantees of performance. You are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

Employees

      We have approximately 1,455 employees. We consider our relations with our employees to be good. These employees work in the following segments:

Residential real estate	785
Commercial real estate	526
Forestry	34
Land Company	41
Other — including corporate	69

Website Access to Reports

      We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home page at www.joe.com.

Item 2.     Properties

      Our material physical properties at December 31, 2002 are addressed below. All properties shown are owned in fee simple, except where otherwise indicated.

Corporate Facilities

      We lease approximately 40,000 square feet in a building owned by Flagler Development Company in Jacksonville, Florida at market rates.

Community Residential Development

      We own thousands of acres the majority of which is located in Northwest Florida, including substantial gulf, lake and riverfront acreage, that we believe to be potentially suited to community residential and resort development. See Item 1 — “Community Residential Development” for a description of many of our developments.

      St. Joe/Arvida’s administrative offices, located in Boca Raton, Florida, are leased.

Commercial Real Estate Development and Services

      On December 31, 2002, we owned approximately 113 acres of land with entitlements for future development of approximately 2,847,500 million square feet of commercial property.

      On December 31, 2002, we owned, directly or through partnership interests, 19 rental properties totaling 2,383,000 square feet.

      All Advantis offices are leased.

Forestry

      We own, primarily in Northwest Florida, over 625,000 acres of planted pine forests and an additional 275,000 acres of mixed timberland, wetlands, lake and canal properties. The forestry segment’s administrative offices are based in Port St. Joe, Florida. We own forestry management facilities, cypress sawmill and pulpwood procurement offices in the following locations:

Forestry Management Facilities
Hosford, Florida
Newport, Florida
Port St. Joe, Florida
West Bay, Florida
Wewahitchka, Florida

Cypress Sawmill
Liberty County, Florida

Transportation

      Apalachicola Northern Railroad Company owns a three story building in Port St. Joe, Florida that is partially used for Timberland’s administrative offices. We have sold all our locomotives, freight cars and related equipment. We own approximately 96 miles of main track, 13 miles of yard switching track and 3 miles of other track, together with the underlying real property.

Item 3.     Legal Proceedings

      We are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, the aggregate amount being sought by the claimants in these matters is presently estimated to be several million dollars.

      We have retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.

      We are subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites including sites which have been previously sold. It is our policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

      Pursuant to the terms of various agreements by which we disposed of our sugar assets in 1999, we are obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. We have separately funded the costs of remediation. Upon completion of remediation the escrowed funds will be released to us. Based upon our current environmental studies, management does not believe the costs of the remediation will materially exceed the amount held in escrow. In the event other environmental matters are discovered beyond those contemplated by the $5.0 million held in escrow, the purchasers of our sugar assets will be responsible for the first $0.5 million of the additional costs; we will be responsible for the next $4.5 million; and thereafter the parties will share costs equally. We expect remediation to be complete in 2003.

      During the fourth quarter of 2000, management became aware of an investigation being conducted by the Florida Department of Environmental Protection of our former paper mill site and some adjacent real property in Gulf County, Florida (the “Mill Site”). The real property on which our former paper mill is located is now owned by the Smurfit-Stone Container Corporation and we own the adjacent real property.

      The Florida Department of Environmental Protection submitted a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Site Discovery/Prescreening Evaluation to Region IV of the United States Environmental Protection Agency (“USEPA”) in Atlanta in September 2000. Based on this submission, the USEPA included the Mill Site on the CERCLIS List. The CERCLIS List is a list of sites which are to be evaluated to determine whether there is a potential presence of actionable contaminants. The Florida Department of Environmental Protection, under an arrangement with the USEPA, began to prepare a preliminary assessment of the Mill Site. In cooperation with the Smurfit-Stone Container Corporation, we requested the Florida Department of Environmental Protection to allow us and the Smurfit-Stone Container Corporation to conduct testing on the Mill Site prior to the submission of a preliminary assessment. At the request of the Florida Department of Environmental Protection, the USEPA agreed to allow us and the Smurfit-Stone Container Corporation to conduct a voluntary investigation prior to submitting a preliminary assessment.

      On September 27, 2001, we, the Smurfit-Stone Container Corporation and the Florida Department of Environmental Protection executed an Agreement which set forth the parameters under which we and the Smurfit-Stone Container Corporation were to conduct testing. Upon completion of the testing, we submitted our sampling and analysis report to the Florida Department of Environmental Protection on January 16, 2002. The Florida Department of Environmental Protection, which conducted independent testing of the same sample, has completed its assessment of the data obtained during our voluntary investigation. Based on its assessment, the Florida Department of Environmental Protection submitted a proposed Consent Order that we and Smurfit-Stone Container Corporation have executed. It obligates us to conduct further assessment of that portion of the Mill Site owned by us and, if necessary, rehabilitate that portion of the Mill Site. Smurfit-Stone Container Company has a corresponding obligation with respect to that portion of the Mill Site it owns.

      Through incorporation of the data and findings which resulted from our voluntary testing, the Florida Department of Environmental Protection has completed and submitted a preliminary assessment/site investigation report to the USEPA, including a recommendation that the Mill Site be considered “low priority” under CERCLA. Based on this recommendation, the USEPA has deferred further action on the Mill Site and has agreed to allow the Mill Site to be assessed and rehabilitated, if necessary, under the guidance of the Florida Department of Environmental Protection.

      Additionally, on November 5, 2002, the City of Port St. Joe, Florida, enacted a Resolution designating the Mill Site as a Brownfields Redevelopment Area for site rehabilitation under the provisions of applicable Florida law. Florida’s Brownfields program provides economic and tax incentives which may be available to us. We have entered into a Brownfield Site Rehabilitation Agreement for the Mill Site that obligates us to conduct further assessment of that portion of the Mill Site we own to delineate the extent of contamination, if any, and, if necessary, to rehabilitate that portion. The Consent Order will be held in abeyance pending the completion of the assessment and remediation, if any, of the Mill Site under the terms of the Brownfield Site Remediation Agreement.

      Based on this current information, including the environmental test results, the recommendation for “low priority” USEPA consideration, USEPA agreement to defer further action, and the Brownfields Area local designation, management does not believe our liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

      We are currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. We have accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, we do not expect to incur material additional amounts even though we have joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against us. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on our consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      We had approximately 28,400 beneficial owners of our Common Stock as of March 14, 2003. Our common stock is quoted on the New York Stock Exchange (“NYSE”) Composite Transactions Tape under the symbol “JOE.”

      The range of high and low closing prices for our common stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below:

Common Stock Price	High	Low

2002
First Quarter	$30.00	$27.30
Second Quarter	33.65	29.34
Third Quarter	30.33	25.09
Fourth Quarter	30.10	25.60
2001
First Quarter	23.53	21.07
Second Quarter	27.00	22.14
Third Quarter	29.55	23.12
Fourth Quarter	28.03	24.85
2000
First Quarter	28.94	23.06
Second Quarter	31.19	27.38
Third Quarter	31.00	27.75
Fourth Quarter(1)	28.31	17.94

(1)	After the close of regular trading on the NYSE on October 9, 2000, we distributed to our shareholders all our shares of Florida East Coast Industries, Inc. Class B Common Stock. The value of the shares distributed was approximately $9.38 per share, and that amount was subtracted from our stock price when the NYSE opened for trading on October 10, 2000.

      On March 14, 2003, the closing price of our common stock on the NYSE was $26.72.

Dividends

      We paid aggregate annual cash dividends of $.08 per share to holders of the Common Stock in 2002, 2001, and 2000, respectively. Although we have paid dividends in the past, there can be no assurance that such practice will continue in the future.

Recent Sales of Unregistered Securities

      On February 7, 2002, St. Joe issued in a private placement the following series of senior notes:

•	$18,000,000 5.64% Senior Notes, Series A, due February 7, 2005

•	$67,000,000 6.66% Senior Secured Notes, Series B, due February 7, 2007

•	$15,000,000 7.02% Senior Secured Notes, Series C, due February 7, 2009

•	$75,000,000 7.3% Senior Secured Notes, Series D, due February 7, 2012

      Wachovia Securities acted as placement agent for these notes, which were sold to various institutional investors for cash. The aggregate offering price of this private placement was $175.0 million. We paid Wachovia Securities a placement fee of $718,750 and reimbursed Wachovia Securities $27,704 for expenses incurred in connection with the placement.

      The issuances described above relied on Section 4(2) of the Securities Act of 1933 as an exemption from registration. The issuances qualified for this exemption because the notes were sold to no more than 35 accredited investors pursuant to Regulation D of the Securities Act of 1933. No resale of the notes may be made unless the notes are subsequently registered under the Securities Act of 1933 or an exemption from the registration requirements of the Act is available, including without limitation the exemption provided by Rule 144A of the Act relating to resales of the notes to qualified institutional buyers.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the notes related thereto included elsewhere herein. The statement of operations data with respect to the years ended December 31, 2002, 2001, and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of operations data with respect to the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999, and 1998 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenues(1)	$646,352	$591,134	$623,862	$540,874	$312,926
Operating expenses	474,629	449,493	399,608	392,728	213,507
Corporate expense, net	27,527	18,793	25,115	16,361	6,569
Depreciation and amortization	22,780	21,326	44,620	43,874	36,706
Impairment losses	—	500	6,455	7,162	10,238

Operating profit	121,416	101,022	148,064	80,749	45,906
Other income (expense)	120,648	(5,846)	6,184	32,448	31,704

Income from continuing operations before income taxes and minority interest	242,064	95,176	154,248	113,197	77,610
Income tax expense	89,561	35,441	51,755	21,012	34,707

Income from continuing operations before minority interest	152,503	59,735	102,493	92,185	42,903
Minority interest	1,366	524	9,954	19,243	19,117

Income from continuing operations	151,137	59,211	92,539	72,942	23,786
Income from discontinued operations	2,339	10,994	7,784	10,061	5,052
Gain on sale of discontinued operations	20,887	—	—	41,354	—

Net income	$174,363	$70,205	$100,323	$124,357	$28,838

Per Share Data:
Basic
Income from continuing operations	$1.93	$0.73	$1.09	$0.83	$0.26
Earnings from discontinued operations	0.03	0.14	0.09	0.12	0.06
Gain on the sale of discontinued operations	0.26	—	—	0.47	—

Net income	$2.22	$0.87	$1.18	$1.42	$0.32

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Diluted
Income from continuing operations	$1.85	$0.70	$1.06	$0.82	$0.26
Earnings from discontinued operations	0.03	0.13	0.09	0.12	0.05
Gain on the sale of discontinued operations	0.26	—	—	0.46	—

Net income	$2.14	$0.83	$1.15	$1.40	$0.31

Dividends paid	$0.08	$0.08	$0.08	$0.02	0.08
FLA spin-off(2)	—	—	4.64	—	—

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Balance Sheet Data:
Investment in real estate	$806,701	$736,734	$562,181	$825,577	$616,435
Cash and investments(3)	74,404	205,715	203,429	330,045	305,395
Property, plant & equipment, net	42,907	49,826	59,665	386,437	360,817
Total assets	1,169,887	1,340,559	1,115,021	1,821,627	1,604,269
Total stockholders’ equity	480,093	518,073	569,084	940,854	883,297

(1)	Operating revenues includes real estate revenues from property sales, rental revenues, brokerage commissions and management service fees, timber sales and transportation revenues. Net operating results of the residential real estate services and sugar segments are shown separately as income from discontinued operations for all years presented.

(2)	On October 9, 2000 the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed prorata to the Company’s shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company’s shareholders received 0.23103369 of a share of FLA.B common stock.

(3)	Includes cash, cash equivalents, marketable securities and short-term investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis contains forward-looking statements, including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, as well as trends and uncertainties that could affect our results. These statements are subject to risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For additional information concerning these factors and related matters, see “Risk Factors” in Item 1 of this Report.

     Critical Accounting Policies and Estimates

      The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies reflect the Company’s more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Investment in real estate. Costs associated with a specific real estate project are capitalized once we determine that a real estate project is economically viable. The Company capitalizes costs directly associated with the development and construction of identified real estate projects. Indirect costs, such as internal costs of a regional project field office, that clearly relate to a specific project under development, are also capitalized. We capitalize interest based on the amount of underlying expenditures (up to an amount not to exceed total interest expense), and real estate taxes on real estate projects under development. If we determine not to complete a project, any costs previously capitalized are expensed.

      Residential real estate inventory and cost of sales. Real estate inventories include land and common development costs, such as roads, sewers, and amenities. A portion of real estate inventory and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. Estimates of costs to complete for sold homes are recorded at the time of closing. Estimates of sales values or costs to complete may differ from actual results.

      Revenue recognition — percentage-of-completion. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” revenue for multi-family residences under construction is recognized on the percentage-of-completion method when 1) construction is beyond a preliminary stage, 2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, 3) sufficient units have already been sold to assure that the entire property will not revert to rental property, 4) sales price is assured and 5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

      Impairment of long-lived assets and goodwill. Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. The review involves a number of assumptions and estimates used in determining whether impairment exists. Depending on the asset, we use varying methods such as i) estimating future cash flows, ii) determining resale values by market, or iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors including changes in the general economy of our markets and demand for real estate. If we determine that impairment exists due to the inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value.

      Goodwill is carried at the lower of cost or fair value and is tested for impairment at least annually by comparing the carrying amount of the net assets of each reporting unit with goodwill to the fair value of the reporting unit taken as a whole. The impairment review involves a number of assumptions and estimates including estimating future cash flows, net operating income, future economic conditions, fair value of assets held and discount rates, If this comparison indicates that the goodwill of a particular reporting unit is impaired, the aggregate of the fair value of each of the individual assets and liabilities of the reporting unit are compared to the fair value of the reporting unit to determine the amount of goodwill impairment, if any.

      Pension plan. The Company sponsors a defined benefit pension plan covering a majority of our employees. Currently, the Company’s pension plan is over-funded and contributes income to the Company. The accounting for pension benefits is determined by standardized accounting and actuarial methods using numerous estimates, which include discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant impact on the income contributed by the pension plan. We engage the services of our independent actuary and investment consultant to assist us in determining these assumptions and in the calculation of pension income.

      Income taxes. In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we would include the adjustments within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operation.

     Results of Operations

      The Company reports revenues from community residential development sales, land sales, commercial real estate development and services, timber sales, and transportation operations as operating revenues. Real estate revenues are generated from sales of real estate, property sales, rental revenues, brokerage and leasing commissions and service fees from management of commercial properties. The Company also reports its equity in earnings of unconsolidated affiliates as operating revenues. The operations of the Company’s residential real estate services segment are reported as a discontinued operation and, accordingly, are not included in the Company’s income from continuing operations.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Operating revenues increased $55.3 million, or approximately 9%, to $646.4 million in 2002 from $591.1 million in 2001. The increase was primarily due to increased sales in the community residential development segment, partially offset by a decrease in land and building sales in the commercial real estate development and services segment. Operating expenses for all segments increased $25.1 million, or 6%, to $474.6 million in 2002, from $449.5 million in 2001. The increase was primarily due to an increase in cost of sales resulting from the increase in sales in the community residential development segment, partially offset by a decrease in cost of sales resulting from the decrease in land and building sales in the commercial real estate development and services segment.

      Corporate expense, which represents corporate general and administrative expenses, increased $8.7 million, or 46%, to $27.5 million in 2002, from $18.8 million in 2001. The increase in corporate expense was primarily due to a $3.6 million decrease in the income contribution from the St. Joe Company Pension Plan (the “Plan”), an increase in other employee benefit costs of $3.6 million, and $1.5 million in costs associated with the secondary offering of the Company’s common stock completed by the Trust in 2002. For the year

2001, the long-term actuarial expected return for the assets of the Plan was 9.2%. Based on the performance of the Company’s mix of pension assets over the last three years, the Company lowered the long-term expected return to 8.5%. Management expects the over-funded position of the Plan to continue to decline and, as a result, the contribution to pre-tax income to continue to decrease. The Company does not expect to have to fund the pension plan in the foreseeable future, unless market conditions deteriorate significantly.

      Depreciation and amortization increased $1.5 million, or 7%, to $22.8 million in 2002, compared to $21.3 million in 2001. The increase is due to higher depreciation of $6.6 million resulting primarily from expenditures for commercial and residential operating property, and property, plant and equipment. This increase was partially offset by the impact of the adoption of FAS 142, which resulted in the cessation of goodwill amortization as of January 1, 2002 and lower amortization of other assets. Goodwill amortization was $4.2 million in 2001, excluding $5.3 million included in discontinued operations.

      The Company recorded no impairment loss in 2002, compared to an impairment loss of $0.5 million in 2001. The 2001 impairment loss was related to a commercial property.

      Other income (expense) was $120.6 million in 2002 compared to $(5.8) million in 2001. Other income (expense) is made up of investment income, interest expense, gains on valuation of derivatives, gains on sales and dispositions of assets and other income. In 2002, the Company recorded a pre-tax gain on settlement of its forward sales contracts of $132.9 million. Investment income decreased to $2.9 million in 2002, from $5.1 million in 2001, primarily due to lower dividend income resulting from the disposition of securities. Interest expense decreased $0.3 million to $17.0 million in 2002 compared to $17.3 million in 2001, due to the settlement of the debt related to the Company’s forward sale contracts, which was partially offset by interest expense attributable to medium term notes, which the Company issued in 2002, and interest attributable to debt secured by commercial buildings. Other income was $1.8 million in 2002 as compared to $6.4 million in 2001. Other income includes a loss on the valuation of derivatives of $(0.9) million in 2002, compared to a gain on the valuation of derivatives of $4.0 million in 2001.

      Income tax expense on continuing operations totaled $89.6 million in 2002 compared to $35.4 million for 2001. The Company’s effective tax rate was 37% for both 2002 and 2001.

      Discontinued operations included the gain on sale and the operations of Arvida Realty Services (“ARS”) and the gain on sale and operations of two commercial office buildings disposed of in 2002. The gain recorded on the sale of ARS was $33.7 million before taxes, or $20.7 million net of taxes. Prior to its sale on April 17, 2002, ARS generated revenues of $76.2 million and operating expenses of $71.7 million during 2002. During 2001, ARS generated revenues of $277.3 million and operating expenses of $252.9 million. Net income in 2002 for the discontinued operations was $2.3 million compared to $11.0 million in 2001. Revenues from the two commercial office buildings were less than $0.1 million in 2002 and approximately $0.2 million in 2001. Net operating income from the two commercial office buildings was less than $0.1 million in 2002 and 2001. The gain on the sale of the two commercial office buildings was $0.3 million, or $0.2 million net of tax.

      Net income for 2002 was $174.4 million, or $2.14 per diluted share, compared to $70.2 million, or $0.83 per diluted share in 2001.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      On October 9, 2000, St. Joe distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, a new class of stock, FLA class B common stock, was distributed pro rata to the Company’s shareholders in a tax-free distribution. For each share of the Company’s common stock owned of record on September 18, 2000, shareholders of the Company received 0.23103369 of a share of FLA class B common stock. The Company’s results of operations include the consolidation of FLA’s operations through October 9, 2000.

      Revenues decreased $32.8 million, or approximately 5%, to $591.1 million in 2001 from $623.9 million in 2000, primarily due to FLA operations being included through October 9, 2000 and not in 2001. Operating expenses for all segments increased $49.9 million, or 12%, to $449.5 million in 2001, from $399.6 million in 2000.

      Corporate expense, which represents corporate general and administrative expenses, decreased $6.3 million, or 25%, to $18.8 million in 2001, from $25.1 million in 2000. The decrease is primarily due to costs totaling $5.5 million incurred by the Company in 2000 relating to the spin-off of FLA. In addition, included in 2001 corporate expense is prepaid pension income of $11.6 million compared to $11.1 million in 2000.

      Depreciation and amortization decreased $23.3 million, or 52%, to $21.3 million in 2001, compared to $44.6 million in 2000. The decrease is primarily due to the inclusion of FLA depreciation and amortization of $21.7 through October 9, 2000 only, which was partially offset by an increase in depreciation and amortization of $2.3 million resulting from expenditures for commercial and residential operating property and acquisitions. Goodwill amortization was $9.0 million in 2001 and $8.3 million in 2000.

      The Company recorded an impairment loss of $0.5 million in 2001, compared to impairment losses totaling $6.5 million in 2000. The 2001 impairment loss was related to a commercial property. In 2000, an impairment loss in the amount of $3.4 million was recorded related to the Company’s transportation operation Apalachicola Northern Railroad (“ANRR”). Also in 2000, FLA wrote-off goodwill totaling $3.1 million related to its trucking subsidiary.

      Other income (expense) was $(5.8) million in 2001 compared to $6.2 million in 2000. Other income (expense) is made up of investment income, interest expense, gains on valuation of derivatives, gains on sales and dispositions of assets and other income. Investment income decreased to $5.1 million in 2001, from $11.4 million in 2000, primarily due to the inclusion of FLA operations of $5.6 million through October 9, 2000. Interest expense increased $5.3 million to $17.3 million in 2001 compared to $12.0 million in 2000, primarily due to borrowings on the Company’s senior revolving credit facility and new mortgages on commercial property. The Company recorded a slight gain on sales and dispositions of assets in 2001, compared to $1.7 million in 2000. Other income was $6.4 million in 2001 as compared to $6.7 million in 2000. Other income for 2001 includes a $4.0 million gain on valuation of derivatives.

      Income tax expense on continuing operations totaled $35.4 million in 2001 compared to $51.8 million for 2000. The Company’s effective tax rate was 37% in 2001 and 34% in 2000. As a result of the FLA spin-off, the Company reversed its deferred tax liability previously recorded on the undistributed earnings of FLA and consequently, a deferred income tax benefit of $8.9 million was recorded in its 2000 operations. Excluding the $8.9 million, the Company’s effective tax rate would have been 39% in 2000.

      Discontinued operations included the operations of ARS and the operations of two commercial office buildings. During 2001, ARS generated revenues of $277.3 million and operating expenses of $252.9 million. During 2000, ARS generated revenues of $257.0 million and operating expenses of $239.0 million. Net income in 2001 for ARS was $11.0 million compared to $7.8 million in 2000. Revenues from the two commercial office buildings were approximately $0.2 million in both 2001 and 2000. Net operating income from the two commercial office buildings was less than $0.1 million in both 2001 and 2000.

      Net income for 2001 was $70.2 million, or $0.83 per diluted share, compared to $100.3 million, or $1.15 per diluted share in 2000.

     Annual Results of Operations by Business Segment

     Community Residential Development

      The table below sets forth the results of operations of our community residential development segment for the three years ended December 31, 2002.

	Years Ended December 31,

	2002	2001	2000

	(In millions)
Revenues	$398.6	$263.6	$166.2
Operating expenses	321.7	213.5	120.8
Depreciation and amortization	4.4	2.0	0.3
Other income (expense)	0.2	0.4	0.5
Pretax income from continuing operations	72.7	48.5	45.6

      The Company’s community residential development operations consist of its residential development and management activities on Company owned land. The development and management of these activities is performed by its 74% ownership of St. Joe/Arvida Company, L.P, which is developing a total of 20 communities in various stages of planning and execution primarily focused in northwest, northeast and central Florida. The Company also has a 26% limited partnership interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”). Arvida/JMB is recorded using the equity method of accounting for investments. The contribution to pre-tax income from Arvida/JMB has substantially ended and the delivery of the final home is expected to occur in the first half of 2003. The Company expects to incur losses from its investment in Arvida/JMB as the partnership winds up over the next several years; however, these losses are not expected to be material to the Company’s results of operations or financial condition. Arvida/JMB’s contribution to pre-tax income was $14.2 million in 2002, $25.1 million in 2001, and $17.2 million in 2000. The Company also formed two 50/50 joint ventures with an unrelated third party which are developing residential communities in Palm Beach County, Florida and near Tampa, Florida

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Total revenues increased $135.0 million, or 51.2%, to $398.6 million in 2002, from $263.6 million in 2001. Operating expenses, including cost of sales and administrative expenses, increased $108.2 million, or 51%, to $321.7 million in 2002, from $213.5 million in 2001.

      Sales of homes and home sites totaled $370.6 million with related costs of sales of $260.8 million during 2002 compared to sales of $235.6 million in 2001 with related cost of sales of $173.4 million. Following is a detail of activity by development:

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	Sales	Profit	Units(a)	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor	230	$76.5	$39.3	$37.2	91	$52.7	$28.3	$24.4
WaterSound	64	44.1	21.4	22.7	44	14.1	5.9	8.2
Bay County:
The Hammocks	68	5.7	4.7	1.0	42	5.4	4.7	0.7
Palmetto Trace	43	6.4	5.6	0.8	—	—	—	—
Summerwood	12	1.8	1.8	—	58	8.9	7.8	1.1
Woodrun	1	0.3	0.4	(0.1)	20	1.2	1.1	0.1
Other Bay County	1	0.1	0.1	—	14	0.4	0.1	0.3
Leon County:
SouthWood	180	27.4	21.3	6.1	96	10.3	7.8	2.5

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	Sales	Profit	Units(a)	Revenues	Sales	Profit

	(Dollars in millions)
Franklin County:
Driftwood	—	—	—	—	3	0.4	0.1	0.3
Gulf County:
Windmark Beach	67	22.1	4.6	17.5	20	4.0	1.2	2.8
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club	132	35.1	28.3	6.8	135	22.5	18.1	4.4
RiverTown	—	—	—	—	8	3.0	0.2	2.8
Duval County:
James Island	72	22.5	19.3	3.2	76	24.7	21.3	3.4
Hampton Park	35	11.3	9.9	1.4	1	0.3	0.2	0.1
Central Florida:
Volusia County:
Victoria Park	89	14.7	12.4	2.3	27	3.4	2.5	0.9
North Carolina and South Carolina:
Saussy Burbank	523	102.6	91.7	10.9	397	84.3	74.1	10.2

Total	1,517	$370.6	$260.8	$109.8	1,032	$235.6	$173.4	$62.2

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

      At WaterColor, during 2002, 172 lots closed, generating revenue of $42.7 million and gross profit of $27.7 million, compared to 50 lots closed in 2001, generating revenue of $18.8 million and gross profit of $13.4 million. The average price of a lot sold in 2002 was $248,000 compared to $376,000 in 2001. The decrease in average price was primarily due to the closing of three beachfront lots during 2001, with an average sales price of $1,228,000 each, compared to no beachfront lots closed in 2002. There were 13 single-family residences closed at WaterColor during 2002, generating revenue of $10.5 million and gross profit of $4.0 million, compared to seven single-family residences closed during the 2001, generating revenues of $4.8 million and gross profit of $1.7 million. The average price of a single-family residence sold in the 2002 was $800,000 compared to $685,000 in 2001. The increase in average price per unit for single-family residences is primarily due to the change in mix of size and relative location. There were 45 multi-family residences closed during 2002, compared to 34 multi-family residences closed during 2001. Revenues from multi-family residences were $23.3 million in 2002 and gross profit was $5.5 million, compared to revenue of $29.1 million and gross profit of $9.3 million in 2001. The decreases in revenue and gross profit are primarily due to several beachfront multi-family units which closed in 2002, but for which most of the income was recognized in 2001 using the percentage of completion method.

      Revenue and costs of sales associated with multi-family units under construction are recognized using the percentage of completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. A 10% deposit is required on multi-family units at WaterColor upon executing a contract. If a deposit is received for less than 10%, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound community, where construction of 81 multi-family units has begun, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. All deposits are non-refundable, except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, the Company is entitled to retain the deposit. However, the revenue and margin related to that contract previously recorded would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed are recognized on the full accrual method of accounting, as contracts are closed.

      At WaterSound, there were 64 home sites closed during 2002, generating revenues of $25.6 million and gross profit of $15.6 million, compared to 44 home sites closed in 2001, generating revenues of $14.1 million and gross profit of $8.2 million. The average price of a home site sold in 2002 was $400,000 compared to $320,000 in 2001. The increase was primarily due to the closing of two gulf front lots in 2002 with an average price of $1,237,500 and two peninsula lots at an average price of $730,000. In addition, a portion of the profit recorded from the 2001 closings was deferred until 2002 because the development of the parcels was not completed until 2002. Revenues and cost of sales in 2002 also included beachfront multi-family units for which revenue is recorded using the percentage of completion method of accounting. Revenues recognized were $18.5 million in 2002, with related cost of sales of $11.4 million. Multi-family unit percentage of completion contributions to income began in 2002 for 46 accepted contracts and is expected to be a major component of this segment’s contribution in 2003.

      At SouthWood, there were 115 homes and 65 home sites closed during 2002, compared to 33 homes and 63 home sites closed during 2001. The average price of a home was $185,000 in both 2002 and 2001. The average price of a home site was $94,000 in 2002, compared to $67,000 in 2001.

      At WindMark Beach, there were 67 home sites closed in 2002, generating revenues of $22.1 million and gross profit of $17.5 million, compared to 20 home sites closed in 2001, generating revenues of $4.0 million and gross profit of $2.8. The current phase is winding down with relatively few units remaining to be sold. As a result, management expects the contribution to revenue and gross profit to substantially decrease in 2003.

      Saussy Burbank closed 523 home sales in 2002, generating revenues of $102.6 million and gross profit of $10.9 million, compared to 397 home sales closed in 2001, generating revenues of $84.3 million and gross profit of $10.2 million. The average price of a home closed in 2002 was $196,000, compared to $212,000 in 2001. The mix of homes sold in 2002 was located in communities with lower priced homes compared to the mix of homes sold in 2001.

      In addition to revenues from sales of homes and home sites, the community residential development segment had revenues totaling $28.0 million in 2002 with $22.2 million in related costs, compared to revenues totaling $28.0 million in 2001 with $7.4 million in related costs. These include revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees, rental income, the Company’s investment in Arvida/JMB, land sales and other joint ventures. Revenues from the Inn, other resort operations, management fees and rental income totaled $15.4 million with related costs of $21.9 million in 2002, compared to $2.2 million in revenues and $7.0 million in related costs in 2001. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. The Company recorded $13.2 million of equity in income from its investment in Arvida/JMB for 2002, compared to $24.0 million in 2001. The contribution to pre-tax income from Arvida/JMB has substantially ended. Revenues from land sales were $0.7 million in 2002 with related costs of $0.3 million, compared to revenues of $1.9 million with related costs of $0.4 million in 2001. During 2002, the Company also recorded a loss from other joint ventures of $(1.3) million, compared to a loss of $(0.1) million in 2001.

      The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $38.7 million during 2002, compared to $32.7 million in 2001. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

      Management believes demand will continue at or better than historical levels over the near term for its community residential developments.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Total revenues increased $97.4 million, or 59%, to $263.6 million in 2001, from $166.2 million in 2000. Operating expenses, including cost of sales and administrative expenses, increased $92.7 million, or 77%, to $213.5 million in 2001, from $120.8 million in 2000.

      Sales of homes and home sites totaled $235.6 million with related costs of sales of $173.4 million during 2001 compared to sales of $138.4 million in 2000 with related cost of sales of $97.2 million. Following is a detail of activity by development:

	Year Ended December 31, 2001				Year Ended December 31, 2000

	Closed				Closed
	Units		Cost of	Gross	Units		Cost of	Gross
	(a)	Revenues	Sales	Profit	(a)	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor	91	$52.7	$28.3	$24.4	75	$36.9	$16.6	$20.3
WaterSound	44	14.1	5.9	8.2	—	—	—	—
Bay County:
The Hammocks	42	5.4	4.7	0.7	—	—	—	—
Summerwood	58	8.9	7.8	1.1	46	6.4	5.6	0.8
Woodrun	20	1.2	1.1	0.1	21	2.8	2.7	0.1
Other Bay County	14	0.4	0.1	0.3	11	0.6	0.2	0.4
Leon County:
SouthWood	96	10.3	7.8	2.5	—	—	—	—
Franklin County:
Driftwood	3	0.4	0.1	0.3	24	3.0	0.6	2.4
Gulf County:
Windmark Beach	20	4.0	1.2	2.8	—	—	—	—
Camp Creek Point	—	—	—	—	1	0.6	0.1	0.5
Retreat	—	—	—	—	8	3.2	0.2	3.0
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club	135	22.5	18.1	4.4	—	—	—	—
RiverTown	8	3.0	0.2	2.8	15	4.9	0.8	4.1
Duval County:
James Island	76	24.7	21.3	3.4	94	27.7	24.8	2.9
Hampton Park	1	0.3	0.2	0.1	—	—	—	—
Central Florida:
Volusia County:
Victoria Park	27	3.4	2.5	0.9	—	—	—	—
North Carolina and South Carolina:
Saussy Burbank	397	84.3	74.1	10.2	254	52.3	45.6	6.7

Total	1,032	$235.6	$173.4	$62.2	549	$138.4	$97.2	$41.2

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

      During 2001, there were 50 lots sold at WaterColor generating revenues of $18.8 million and gross profit of $13.4 million compared to 66 lots closed in 2000 generating revenue of $22.1 million and gross profit of $15.5 million. The average price of a lot sold in 2001 was $376,000, including 11 Gulf-view lots which sold for an average of $853,000 each. The average price of a lot sold in 2000 was $335,000, including three Gulf-front lots which sold for an average of $1,228,000 each. There were 34 multi-family units closed during 2001 compared to nine multi-family units closed in 2000. Revenues from multi-family residences were $29.1 million and gross profit was $9.3 million in 2001 compared to revenues of $14.8 million and gross profit of $4.7 in 2000. The average price for a multi-family unit sale in 2001 was $825,000, compared to $402,000 in 2000. Included in 2001 were 16 beachside condominiums with an average price of $1,254,000. Revenue and cost of sales associated with multi-family housing units in WaterColor are recognized using the percentage of completion method of accounting. There were seven single family units closed in 2001 generating revenue of $4.8 million and gross profit of $1.7 million and no single family residences in 2000.

      In addition to revenues from sales of homes and home sites, the community residential development segment had revenues totaling $28.0 million in 2001 with $7.4 million in related costs, compared to revenues totaling $27.8 million in 2000 with $6.3 million in related costs. These include revenues from management fees and rental income, the Company’s investment in Arvida/JMB, land sales and other joint ventures. Revenues from other resort operations, management fees and rental income totaled $2.2 million with related costs of $7.0 million in 2001, compared to $0.6 million in revenues and $2.5 million in related costs in 2000. The Company recorded $24.0 million of equity in income from its investment in Arvida/JMB for 2001, compared to $16.1 million in 2000. Revenues from land sales were $1.9 million in 2001 with related costs of $0.4 million, compared to $10.1 million in 2000 with related costs of $3.8 million. There were no land sales for this segment in 2001. During 2001, the Company also recorded a loss from other joint ventures of $(0.1) million, compared to income $1.0 million in 2000.

      The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $32.7 million during 2001, compared to $17.3 million in 2000. The increase in other operating expenses is due to increases in marketing and other administrative expenses associated with new residential development.

Land Sales

      The table below sets forth the results of operations of our land sales segment for the year ended December 31, 2002.

	Years Ended December 31,

	2002	2001	2000

	(In millions)
Revenues	$84.1	$76.2	$105.6
Operating expenses	16.1	12.6	12.6
Depreciation and amortization	0.2	0.1	0.1
Other income	0.3	0.3	0.7
Pretax income from continuing operations	68.1	63.8	93.6

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      During 2002, the land sales division, excluding conservation lands, had revenues of $51.1 million, which represented 176 sales totaling 28,071 acres at an average price of $1,820 per acre. During 2001, the land sales division, excluding conservation lands, had revenues of $51.7 million, which represented 128 sales totaling 26,549 acres at an average price of $1,947 per acre. The average price per acre achieved by the land sales division will vary based on the characteristics of the particular acreage sold.

      Gross profit resulting from land sales, excluding conservation lands, totaled $44.1 million, or 86% of total revenue, for 2002, compared to $45.7 million, or 88% of total revenue, for 2001.

      During 2002, the Company sold a total of 16,512 acres of conservation land for $33.0 million at an average price of $1,999 per acre. The 2002 conservation land sales consisted of the following:

•	a sale of a 501-acre parcel known as the Aspalaga Bluffs in southwest Gadsden County, Florida to the Nature Conservancy for proceeds of $1.2 million;

•	a sale of a 7,008-acre conservation area known as Sweetwater Creek Ravines in Liberty County, Florida to the State of Florida for $7.3 million;

•	two sales of a total of 79 acres to the Nature Conservancy for $0.2 million;

•	a sale of a 2,667-acre parcel known as Bald Point in Franklin County, Florida, to the State of Florida for $10.2 million;

•	a sale of a 2,518-acre parcel known as Logan Tract in Duval County, Florida, to the City of Jacksonville, Florida, for $6.5 million; and

•	a sale of a 3,739-acre parcel known as the Wakulla Springs Protection Zone in Franklin County, Florida, to the State of Florida for $7.6 million.

      During 2001, the Company sold a total of 18,070 acres of conservation land for $24.4 million at an average price of $1,351 per acre. The 2001 conservation land sales consisted of the following:

•	a sale of a 10,681-acre area called Snipe Island in Taylor County to the State of Florida for approximately $10.0 million;

•	a sale of a 372-acre parcel near Toreya State Park in Florida for approximately $653,000;

•	a sale of a 1,011-acre parcel in Bay County called Hobbs Pasture to the Northwest Florida Water Management District for $3.6 million;

•	a sale of a 3,406-acre parcel in East Bay Apalachicola in Franklin County to the state of Florida for $6.4 million with the assistance of The Nature Conservancy; and

•	a sale of a 2,600-acre area in Devil’s Swamp in Walton County, Florida to the Northwest Florida Water Management District for $3.7 million.

      Gross profit resulting from conservation land sales totaled $30.5 million, or 92% of total revenue, for 2002, compared to $22.7 million, or 93% of total revenue, for 2001.

      Land sales may not continue at historical levels due to the several large acre sales in 2002 and 2001, which may not be duplicated. Additionally, no assurance can be given that conservation land sales will continue at historical levels because of potential declines in government spending on acquisition of conservation lands.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      During 2001, the land sales division, excluding conservation lands, had revenues of $51.7 million, which represented 128 sales totaling 26,549 acres at an average price of $1,947 per acre. During 2000, the land sales division, excluding conservation lands, had revenues of $58.8 million, which represented 117 sales totaling 27,289 acres at an average price of $2,155 per acre.

      Gross profit resulting from land sales, excluding conservation lands, totaled $45.7 million, or 88% of total revenue, for 2001, compared to $51.3 million, or 87% of total revenue, for 2000.

      During 2001, the Company sold a total of 18,070 acres of conservation land for $24.4 million at an average price of $1,351 per acre, as detailed above.

      During 2000, the Company sold 24,310 acres of conservation land for $46.8 million at an average price of $1,927 per acre. Included in the sale of 24,310 acres of conservation land was the sale of 8,867 acres of conservation land to the state of Florida for $16.3 million and the sale of 15,443 acres in southwest Georgia to The Nature Conservancy for $30.5 million.

      Gross profit resulting from conservation land sales totaled $22.7 million, or 93% of total revenue, for 2001, compared to $44.1 million, or 94% of total revenue, for 2000.

Commercial Real Estate Development and Services

      The table below sets forth the results of operations of our commercial real estate development and services segment for the year ended December 31, 2002.

	Years Ended December 31,

	2002	2001	2000

	(In millions)
Revenues	$119.2	$210.8	$146.4
Operating expenses	99.4	191.9	115.7
Depreciation and amortization	10.3	10.0	20.9
Impairment loss	—	0.5	—
Other income (expense)	(7.5)	(3.3)	(0.3)
Pretax income (loss) from continuing operations	2.0	5.1	9.5

      Operations of the commercial real estate development and services segment include development of St. Joe properties and rental income from St. Joe’s investment property portfolio (“St. Joe Commercial”), the Advantis service businesses and investments in unconsolidated affiliates. Until October 9, 2000, the Company owned 54% of FLA and Flagler Development Company (“FDC”), which is the wholly owned real estate subsidiary of FLA.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Rental revenues generated by St. Joe Commercial owned operating properties were $32.4 million in 2002 compared to $20.2 million in 2001, due to five new buildings placed in service or acquired during 2002, partially offset by two buildings sold during 2002 and due to two new buildings placed in service or acquired late in the year in 2001. Operating expenses relating to these revenues were $12.7 million in 2002, compared to $7.8 million in 2001. As of December 31, 2002, St. Joe Commercial had interests in 19 operating properties with 2.4 million total rentable square feet in service. As of December 31, 2001, St. Joe Commercial had interests in 20 operating properties with 2.4 million total rentable square feet in service. At December 31, 2002, three buildings that are owned by partnerships and accounted for using the equity method of accounting totaled approximately 0.4 million square feet, compared to five buildings totaling 0.9 million square feet at December 31, 2001. The overall leased percentage decreased to 78% at December 31, 2002, compared to 84% at December 31, 2001. Millennia Park One experienced a decrease in leased percentage due to tenant bankruptcies. Additionally, the Company is still in the process of procuring tenants for SouthWood Office One, a new speculative building. Two properties totaling approximately 0.2 million square feet of office space were in predevelopment or under construction as of December 31, 2002.

      Information about commercial income producing properties owned or managed by the Company, along with results of operations for 2002 and 2001, is presented in the tables below. Net operating income (“NOI”) is equal to rental revenues less operating expenses.

		Net Rentable		Percentage
		Square Feet at		Leased at
		December 31,		December 31,
	Location	2002		2002

Harbourside	Clearwater, FL	146,000		86%
Prestige Place I and II	Clearwater, FL	143,000		84
Lakeview	Tampa, FL	125,000		76
Palm Court	Tampa, FL	62,000		61
Westside Corporate Center	Plantation, FL	100,000		86
280 Interstate North	Atlanta, GA	126,000		67
Southhall Center	Orlando, FL	155,000		94
1133 20th Street	Washington, DC	119,000		99
1750 K Street	Washington, DC	152,000		94
Millenia Park One	Orlando, FL	158,000		44
Beckrich Office One	Panama City Beach, FL	34,000		88
5660 New Northside	Atlanta, GA	275,000		96
Westchase Corporate Center	Houston, TX	184,000		89
TNT Logistics	Jacksonville, FL	99,000		73
Southwood Office One	Tallahassee, FL	88,000		35
Park Center	Panama City, FL	(a	)	(a	)
Tree of Life	St. Augustine, FL	(a	)	(a	)
Nextel	Panama City Beach, FL	(a	)	(a	)
NCCI	Boca Raton, FL	(a	)	(a	)

(a)	These properties were sold prior to December 31, 2002.

	Year Ended December 31, 2002			Year Ended December 31, 2001

		Adjustments	Pre-tax		Adjustments	Pre-tax
	NOI	(a)	Income	NOI	(a)	Income

	(In millions)
Harbourside	$1.4	$(1.4)	$—	$1.3	$(1.4)	$(0.1)
Prestige Place I and II	1.0	(1.1)	(0.1)	1.4	(1.2)	0.2
Lakeview	1.4	(1.2)	0.2	1.3	(1.1)	0.2
Palm Court	0.5	(0.4)	0.1	0.6	(0.3)	0.3
Westside Corporate Center	1.1	(1.0)	0.1	1.0	(0.8)	0.2
280 Interstate North	1.4	(1.0)	0.4	1.4	(0.7)	0.7
Southhall Center	2.1	(1.6)	0.5	1.6	(0.9)	0.7
1133 20th Street	2.8	(2.1)	0.7	0.9	(0.5)	0.4
1750 K Street	3.7	(2.5)	1.2	0.1	—	0.1
Millenia Park One	0.5	(0.6)	(0.1)	—	—	—
Beckrich Office One	0.1	(0.2)	(0.1)	—	—	—
5660 New Northside	0.3	—	0.3	—	—	—
Westchase Corporate Center	2.0	(2.1)	(0.1)	1.4	(2.2)	(0.8)
TNT Logistics	0.8	(0.8)	—	—	—	—
Southwood Office One	—	—	—	—	—	—
Park Center	—	—	—	0.2	(0.1)	0.1
Tree of Life	0.6	(0.6)	—	—	—	—
Nextel	0.3	(0.4)	(0.1)	—	—	—
NCCI	—	—	—	1.4	(0.7)	0.7
Other	(0.3)	(0.4)	(0.7)	(0.2)	—	(0.2)

	$19.7	$(17.4)	$2.3	$12.4	$(9.9)	$2.5

(a)	Adjustments include interest expense, depreciation and amortization.

      Advantis generated operating revenues of $58.5 million in 2002, compared to $56.0 million in 2001, an increase of 4% due to increases in brokerage and property management revenues, which were partially offset by a decrease in construction revenues. Advantis operating expenses, excluding depreciation, were $58.8 million in 2002 and in 2001. A decrease in brokerage related expenses was mostly offset by increases in property management and construction related expenses. Advantis’ expenses included commissions paid to brokers, property management expenses, office administration expenses and construction costs. Advantis recorded a pre-tax loss of $1.5 million for 2002, compared to a pre-tax loss of $6.5 million for 2001, after excluding profit of $1.3 million in 2002 and $0.9 million in 2001 related to intercompany transactions. The decrease in the net loss primarily resulted from increased revenues and a decrease in depreciation expense. The new Advantis management team is in the process of implementing numerous changes and improvements in property management, recruiting and staffing. The Company believes that, as a result of the management changes, operational changes, and an expected improvement in market conditions, Advantis’ performance should continue to improve in 2003.

      During 2002, St. Joe Commercial realized $28.2 million in revenue from real estate building and land sales. These sales include the sale of the 67,000-square-foot Nextel building, located in the Beckrich Office Park in Panama City Beach, for $8.1 million, with a pre-tax gain of $1.9 million, and the sale of the 69,000-square-foot Tree of Life building located in St. Augustine, Florida, for $9.1 million, with a pre-tax gain of $1.2 million. Proceeds from land sales totaled $11.0 million, with a pre-tax gain of $4.3 million. In 2002, the total cost of revenue from real estate sales was $20.8 million. During 2002, the commercial segment made significant progress in establishing value for land for retail, apartment and other commercial use in Northwest Florida. Opportunities for the commercial segment have also begun to emerge from activities originated in the community residential development segment. In 2002, three commercial land parcels were sold at SouthWood in Tallahassee, Florida. These land sales, which are included in the totals above, represented $2.2 million in proceeds and $1.2 million in pre-tax gain. There are also plans to sell parcels in a commercial area of WaterColor.

      During 2001, St. Joe Commercial realized $132.2 million in revenue from real estate sales. On April 12, 2001, St. Joe Commercial sold the NCCI center, a 310,000-square-foot building it had developed through the Codina Group, Inc. in Boca Raton, Florida, for $52.5 million. St. Joe Commercial recorded a pretax gain of approximately $4.4 million on the sale. Also in April 2001, St. Joe Commercial sold two Texas properties. The combined sales proceeds from the sale of the 3001 Knox Street parcel in Dallas and the 1200 Post Oak property in Houston were approximately $12.5 million. St. Joe Commercial recorded a pre-tax gain of $0.6 million on these sales. On October 11, 2001, St. Joe Commercial sold the 160,000-square-foot facility it developed through the Codina Group, Inc. for IBM Corporation at Beacon Square in Boca Raton, Florida, for $33.8 million. St. Joe Commercial recorded a pre-tax gain of approximately $5.7 million on the sale. Other land sales during 2001, primarily representing sales of Texas real estate, totaled $33.4 million, with a pretax gain of $2.9 million. In 2001, the total cost of revenue from real estate sales was $118.6 million.

      During 2002, the Company sold the two Park Center buildings located in Panama City, Florida for a net tax gain of $0.2 million which is included in discontinued operations. The net operating income from the Park Centers for 2002 and 2001 was less than $0.1 million.

      During 2002, the Company and CNL Financial Group, Inc. (“CNL”) completed a series of transactions. The Company has acquired CNL’s 50% interest in Millennia Park One, a 158,000 square-foot office building adjacent to other St. Joe land holdings in Orlando, Florida. Millennia Park One, which is 44% leased at December 31, 2002, is now 100% owned by the Company and is included in the Company’s investment property portfolio. Accordingly, it has been fully consolidated for periods subsequent to this transaction. Similarly, affiliates of CNL acquired St. Joe’s 50% interest in the 346,000 square-foot CNL Center. St. Joe and CNL also formed a new partnership to own and manage the 71,000 square-foot Alliance Bank building and other property in Orlando. There was no significant impact of these transactions to the results of operations of the commercial segment.

      The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. In 2002, this segment recorded a loss on these investments of $(1.0) million. In 2001, earnings from these investments contributed $0.2 million to this segment’s revenues. St. Joe Commercial had management and development fees of $1.1 million and $2.2 million in 2002 and 2001, respectively.

      General and administrative expenses, which are included in operating expenses, were $7.1 million in 2002 compared to $6.7 million in 2001. The increase is primarily due to marketing costs, recruiting costs, and professional fees associated with West Florida land sales and planning activities.

      Depreciation and amortization was $10.3 million in 2002 compared to $10.0 million in 2001 and is primarily made up of depreciation on the operating properties. Goodwill amortization was $2.3 million in 2001. Pursuant to FAS 142, no amortization of goodwill was recorded in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues contributed by FLA operations for 2000 totaled $49.5 million. In 2000, pre-tax income from continuing operations from FLA was $14.8 million.

      During 2001, St. Joe Commercial realized $132.2 million in revenue from real estate sales as previously discussed. In the first quarter of 2000, St. Joe Commercial sold the Homeside Lending building in Jacksonville, Florida for gross proceeds of $16.0 million and cost of sales of approximately $14.4 million, resulting in a $1.6 million pre-tax gain. Other real estate sales in 2000 totaled $4.2 million with cost of sales of $5.6 million. Through October 9, 2000, FDC sold real estate properties for gross proceeds of $6.7 million with cost of sales of $2.5 million.

      Revenues from rental operations in 2001 were from St. Joe Commercial owned properties only. Revenues from rental operations in 2000 are made up of rental from St. Joe Commercial owned operating properties for the entire year and rental revenues from FDC operating properties and Florida East Coast Railway Company owned rental properties through October 9, 2000.

      Rental revenues generated by St. Joe Commercial owned operating properties were $20.2 million in 2001 compared to $10.4 million in 2000. Operating expenses relating to these revenues were $7.8 million in 2001, compared to $4.3 million in 2000. As of December 31, 2001, St. Joe Commercial had interests in 20 operating properties with 2.4 million total rentable square feet in service. Four properties totaling approximately 0.4 million square feet of office space was in predevelopment or under construction as of December 31, 2001.

      Net operating income (rental revenues less operating expenses) for 2001 and 2000 from commercial income producing properties owned or managed by the Company during these years is presented in the table below.

		Net Rentable	Percentage
		Square Feet	Leased at
		at December 31,	December 31,
	Location	2001	2001

Harbourside	Clearwater, FL	147,000	81%
Prestige Place I and II	Clearwater, FL	143,000	89
Lakeview	Tampa, FL	125,000	90
Palm Court	Tampa, FL	62,000	93
Westside Corporate Center	Plantation, FL	100,000	85
280 Interstate North	Atlanta, GA	126,000	92
Southhall Center	Orlando, FL	155,000	95
1133 20th Street	Washington, DC	119,000	99
1750 K Street	Washington, DC	152,470	96
Westchase Corporate Center	Houston, TX	184,259	83
1200 Post Oak	Houston, TX	107,000	(a )
Park Center	Panama City, FL	22,210	81
NCCI	Boca Raton, FL	310,000	(a )

(a)	These properties were sold prior to December 31, 2001.

	Year Ended December 31, 2001			Year Ended December 31, 2000

		Adjustments	Pre-tax		Adjustments	Pre-tax
	NOI	(a)	Income	NOI	(a)	Income

Harbourside	$1.3	$(1.4)	$(0.1)	$1.6	$(0.5)	$1.1
Prestige Place I and II	1.4	(1.2)	0.2	1.4	(0.4)	1.0
Lakeview	1.3	(1.1)	0.2	0.9	(0.3)	0.6
Palm Court	0.6	(0.3)	0.3	0.3	(0.1)	0.2
Westside Corporate Center	1.0	(0.8)	0.2	0.3	(0.1)	0.2
280 Interstate North	1.4	(0.7)	0.7	—	—	—
Southhall Center	1.6	(0.9)	0.7	—	—	—
1133 20th Street	0.9	(0.5)	0.4	—	—	—
1750 K Street	0.1	—	0.1	—	—	—
Westchase Corporate Center	1.4	(2.2)	(0.8)	0.3	(0.8)	(0.5)
1200 Post Oak	—	—	—	0.1	(0.2)	(0.1)
Park Center	0.2	(0.1)	0.1	0.2	(0.1)	0.1
NCCI	1.4	(0.7)	0.7	1.0	(0.5)	0.5
Other	(0.2)	—	(0.2)	—	—	—

	$12.4	$(9.9)	$2.5	$6.1	$(3.0)	$3.1

(a)	Adjustments include interest expense, depreciation and amortization.

      In 2000, rental revenues generated by FDC owned operating properties and FLA rental properties were $42.8 million. Operating expenses on rental revenues, excluding depreciation, were $14.9 million in 2000.

      Advantis generated operating revenues of $56.0 million in 2001, compared to $63.0 million in 2000, a decrease of 11% due to decreases in the revenues associated with construction contracts and brokerage services, which were partially offset by an increase in property management revenues. Advantis operating expenses, excluding depreciation, were $58.8 million in 2001, compared to $62.4 million in 2000, a decrease of 6%, primarily due to decreases in construction costs and brokerage related expenses, which were partially offset by an increase in property management expenses. Advantis’ expenses included commissions paid to brokers, property management expenses, office administration expenses and construction costs. Advantis recorded a pre-tax loss of $6.5 million for 2001, compared to a pre-tax loss of $2.8 million for 2000. In 2001, Advantis put in place a new management team and has instituted changes in its property management, recruiting and staffing.

      The Company has investments in various real estate developments and unconsolidated affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $0.2 million to this segment’s revenues during 2001, compared to $1.3 million in 2000. In 2001, St. Joe Commercial had management and development fees of $2.2 million.

      General and administrative expenses, which are included in operating expenses, were $6.7 million in 2001 compared to $11.6 million in 2000. Of total general and administrative expenses for 2000, $8.4 million are St. Joe Commercial related and $3.2 million are related to FDC. The decrease at St. Joe Commercial is primarily due to a decrease in payroll costs.

      Depreciation and amortization was $10.0 million in 2001 compared to $20.9 million in 2000. Included in depreciation and amortization for 2000 was $14.2 million related to FDC. Excluding FDC operations, depreciation and amortization increased $3.3 million, primarily as a result of an increase in operating properties.

Forestry

      The table below sets forth the results of operations of our forestry segment for the year ended December 31, 2002.

	Years Ended December 31,

	2002	2001	2000

	(In millions)
Revenues	$41.3	$37.3	$36.0
Operating expenses	31.7	26.5	21.6
Depreciation and amortization	4.1	3.9	3.3
Other income (expense)	2.5	2.1	2.4
Pretax income (loss) from continuing operations	8.0	9.0	13.5

      On June 20, 2001, the Company purchased Sunshine State Cypress, a cypress sawmill and mulch processing plant located in Liberty County, Florida, for $5.5 million in cash and the assumption of $5.8 million in debt.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues for the forestry segment were $41.3 million in 2002, an increase of 11%, compared to $37.3 million in 2001. Total sales under the Company’s fiber agreement with Smurfit-Stone Container Corporation were $12.2 million (686,000 tons) in 2002 compared to $14.3 million (709,000 tons) in 2001. The decrease in revenue is due to decreasing prices under the terms of the fiber agreement and a decrease in volume. Sales to other customers totaled $18.3 million (782,000 tons) in 2002 compared to $20.5 million (853,000 tons) in 2001. The decrease in sales to other customers is due to a decrease in prices and volume resulting from unfavorable market conditions. Revenues from the cypress mill operation, which was acquired in the second quarter of 2001, were $10.2 million in 2002, compared to $2.1 million in 2001. The forestry segment recorded revenues from land sales of $0.6 million in 2002, compared to $0.4 million in 2001.

      Operating expenses increased $5.2 million, or 20%, to $31.7 million in 2002, from $26.5 million in 2001. Cost of sales, which are included in operating expenses, increased $4.6 million to $28.9 million in 2002, compared to $24.3 million in 2001. The increase in the cost of sales was primarily due to a higher cost of sales of the cypress operation. Cost of sales as a percentage of revenue was 71% in 2002, compared to 66% in 2001. The increase in cost of sales as a percentage of revenue is primarily due to lower margins on the cypress mill operation. Cost of sales for the cypress mill operation were $8.8 million, or 86% of revenue in 2002, compared to $2.1 million, or 100% of revenue in 2001. Cost of sales for timber was $20.1 million or 66% of revenue in 2002, compared to $22.2 million, or 64% of revenue in 2001. Other operating expenses were $2.8 million in 2002, compared to $2.2 million in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues for the forestry segment were $37.3 million in 2001, an increase of 3.6%, compared to $36.0 million in 2000. Total sales under the Company’s fiber agreement with Smurfit-Stone Container Corporation were $14.3 million (709,000 tons) in 2001 compared to $16.5 million (682,000 tons) in 2000. The decrease in revenue is due to decreasing prices under the terms of the fiber agreement, partially offset by an increase in volume. Sales to other customers totaled $20.5 million (853,000 tons) in 2001 compared to $18.5 million (678,000 tons) in 2000. The increase in sales to other customers was due to an increase in volume, partially offset by a decrease in prices. The Company also realized $2.1 million in revenues in 2001 from Sunshine State Cypress. The forestry segment recorded revenues from land sales of $0.4 million in 2001, compared to $1.0 million in 2000.

      Operating expenses increased $4.9 million, or 22.7%, to $26.5 million in 2001, from $21.6 million in 2000. Cost of sales, which are included in operating expenses, increased $4.5 million to $24.3 million in 2001, compared to $19.8 million in 2000. The increase in the cost of sales was due to higher harvest volumes and the addition of cost of sales of $2.1 million from Sunshine State Cypress. Costs of sales as a percentage of sales were higher in 2001 because the lump sum timber sales in 2000 did not incur cut and haul charges. Other operating expenses were $2.2 million in 2001, compared to $1.8 million in 2000.

Transportation

      The table below set forth the results of operations of our transportation segment for the year ended December 31, 2002.

	Years Ended December 31,

	2002	2001	2000

	(In millions)
Revenues	$1.2	$1.8	$167.7
Operating expenses	3.2	3.6	127.1
Depreciation and amortization	1.6	1.5	16.8
Impairment loss	—	—	6.4
Other income (expense)	—	—	3.0
Pretax income (loss) from continuing operations	(3.6)	(3.3)	20.4

      The Company’s transportation operations consist of ANRR and, through October 9, 2000, the effective date of the spin-off of FLA, the operations of Florida East Coast Railway Company (“FEC”), International Transit, Inc. (“ITI”), and EPIK Communications Incorporated (“EPIK”), FLA’s telecommunications division.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      During the third quarter of 2002, the Company completed the sale of the rolling stock of ANRR for approximately $4.0 million. The Company also executed a lease of ANRR’s track and related facilities. The Company retains ownership of the right-of-way, track, related facilities and real estate.

      ANRR’s operating revenues decreased $0.6 million, or 33%, to $1.2 million in 2002, compared to $1.8 million in 2001. ANRR’s operating expenses decreased $0.4 million to $3.2 million in 2002, compared to $3.6 million in 2001, primarily as a result of cost cutting efforts, which were partially offset by expenses related to the sale of the rolling stock.

      Depreciation expense for ANRR was $1.6 million in 2002, compared to $1.5 million in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      ANRR’s operations reflect lost traffic from Seminole Electric Cooperative, Inc. (“Seminole”). Seminole halted shipments of coal in January 1999, and filed a lawsuit seeking to terminate its contract with ANRR to provide transportation of coal from Port St. Joe, Florida to Chattahoochee, Florida. ANRR subsequently filed suit to enforce the contract. ANRR’s workforce was significantly reduced, commensurate with the loss in traffic. In December 2000, ANRR settled the contract dispute with Seminole and received $10.0 million, which has been included in revenues in 2000.

      ANRR’s operating revenues decreased $11.0 million, or 85.9%, to $1.8 million in 2001, compared to $12.8 million in 2000. Included in 2000 operating revenues is the $10.0 million settlement received by ANRR from Seminole and contractual payments from Seminole of $0.6 million. ANRR’s operating expenses increased $0.6 million to $3.6 million in 2001, compared to $3.0 million in 2000, primarily due to increased legal fees. In addition, the Company recorded a $3.4 million impairment loss in 2000 to reflect the current net realizable value of ANRR’s net assets.

      Through October 9, 2000, FLA’s transportation operating revenues were $154.9 million and operating expenses were $124.1 million. Included in the transportation operating expenses for 2000 were restructuring and other costs totaling $2.2 million associated with revamping ITI. In addition, FLA recorded a $3.1 million impairment loss related to the write-off of ITI’s goodwill.

      Depreciation expense for ANRR was $1.5 million in 2001, compared to $2.1 million in 2000. Depreciation expense for FLA was $14.7 million in 2000.

Liquidity and Capital Resources

      The Company generates cash from its:

•	Operations;

•	Investments and other liquid assets;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuance of equity, including exercise of employee stock options.

      The Company uses cash for:

•	Real estate development;

•	Construction and homebuilding;

•	Repurchase of the Company’s common stock;

•	Payment of dividends; and

•	Repayment of debt.

      The ability of the Company to generate operating cash flows is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting the Company and the real estate industry in general. Real estate market conditions in the Company’s regions of development, particularly in Northwest Florida, have generally remained healthy. After a downturn in the immediate aftermath of September 11, tourism in the Northwest Florida region has rebounded primarily from drive-in markets. The Company believes that long-term prospects of job growth, coupled with strong in-migration population expansion, indicate that demand levels may be favorable over the next two to five years.

      Management believes that the financial condition of the Company is strong and that the Company’s cash, investments, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the continued investment in real estate developments. If the liquidity of the Company is not adequate to fund operating requirements, capital development, and stock repurchases, the Company has various alternatives to change its cash flow, including eliminating or reducing its stock repurchase program, altering the timing of its development projects and/or selling existing assets.

Cash Flows from Operating Activities

      Net cash provided by operations in 2002 was $36.8 million and included expenditures of $272.5 million relating to its community residential development segment. Net cash provided by operations in 2001 was $55.9 million and included expenditures of $229.5 million relating to its community residential development segment. Net cash flows from operations in 2000 were $2.6 million and included expenditures of $196.4 million relating to its community residential development segment.

Cash Flows from Investing Activities

      In 2002, net cash provided by investing activities was $121.6 million and included proceeds from the sale of discontinued operations of $138.7 million, proceeds from the disposition of assets of $111.5 million primarily consisting of proceeds from sales of land and buildings, and capital expenditures of $121.0 million. Included in capital expenditures are $58.5 million for the purchase of commercial buildings using reinvested tax deferred proceeds from like-kind exchanges, $39.9 million in other commercial property acquisitions and development, and $22.6 million in other development and property, plant and equipment. In 2001, net cash used in investing activities was $78.5 million. Included in net cash used in investing activities were capital expenditures of $223.4 million, consisting of $97.1 million for the purchase of commercial buildings using reinvested tax deferred proceeds from like-kind exchanges, $69.9 million in other commercial property acquisitions and development, and $56.4 million in other development and property, plant and equipment. In 2000, net cash used in investing activities was $96.6 million. Included in net cash used in investing activities were capital expenditures of $254.0 million, consisting of building acquisitions, real estate development, and FLA transportation and telecom expenditures. In 2000, excluding expenditures related to FLA, the Company expended $100.0 million, primarily for commercial acquisitions and development.

Cash Flows from Financing Activities

      In 2002, net cash used in financing activities was $126.0 million. In 2001 and 2000, net cash provided by financing activities was $11.9 million and $73.7 million, respectively.

      The Company secured borrowings, collateralized by its commercial property, of $26.0 million during 2002 and $72.2 million during 2001.

      On February 7, 2002, the Company issued in a private placement, a series of senior notes (the “Medium-Term Notes”) with an aggregate principal amount of $175.0 million. The notes range in maturity from three to ten years and bear fixed rates of interest ranging from 5.64% to 7.37%, depending upon maturity. Interest on the notes is payable semiannually.

      The Company has a $250 million revolving credit facility, which matures on March 30, 2004, and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to the Company’s leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that the Company is currently in compliance with the covenants of the credit facility. During 2002, the Company paid off the outstanding balance of its $250.0 million revolving credit facility, primarily with proceeds received from the sale of its Medium Term Notes. At December 31, 2002, there was no balance outstanding on the credit facility. During 2001, the Company borrowed $90.0 million on the credit line, net of repayments. During 2000, the Company borrowed $115.0 million on the credit line, net of repayments. At December 31, 2001, the balance outstanding on the credit facility was $205.0 million.

      The Company has used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at three of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company records a liability for future assessments which are fixed or determinable and will be levied against properties owned by the Company. At December 31, 2002, CDD bonds totaling $83.5 million had been issued, of which $49.4 million had been expended. At December 31, 2001, CDD bonds totaling $33.5 million had been issued, of which $18.9 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has recorded $11.3 million and $2.9 million of this obligation as of December 31, 2002 and 2001, respectively.

      Through August 2002, the Company’s Board of Directors had authorized a total of $650.0 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”). There remains $120.5 million under the St. Joe Stock Repurchase Program authorization at December 31, 2002.

      On June 17, 2002, the Alfred I. duPont Testamentary Trust (the “Trust”), the Company’s largest shareholder, announced that it had completed a public offering of 7.0 million shares of St. Joe common stock. Subsequently, the underwriters exercised an over-allotment option of 1.05 million shares. Concurrently with the consummation of this offering, and as a part of the St. Joe Stock Repurchase Program, the Company purchased 2,586,206 shares from the Trust for $75.0 million. Additionally, during 2002, a total of 2,583,700 shares were repurchased in the open market. As of December 31, 2002, a total of 14,588,066 shares have been repurchased in the open market and 6,587,606 shares have been repurchased from the Trust. In addition, the Company acquired shares that were surrendered by executives to pay taxes and the option exercise price for stock they acquired through option exercise or vesting of restricted shares; these totaled 256,729 shares for $7.4 million in 2002 and 58,550 shares for $1.3 million in 2001. The Company expended a total $157.6 million in 2002 for the purchase of its common stock, compared to $176.0 million in 2001.

      On February 10, 2003, the Company announced that it had entered into a new 90-day agreement with the Trust to participate in the St. Joe Stock Repurchase Program. The agreement calls for the Trust to sell to the Company each Monday a number of shares equal to 0.9 times the amount of shares that the Company purchased from the public during the previous week.

Off-Balance Sheet Debt

      The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. At December 31, 2002, four of these partnerships had debt outstanding totaling $53.0 million. The Company is wholly or jointly and severally liable as guarantor on these credit obligations. The maximum amount of the debt guaranteed by the Company is $54.5 million. The Company believes that future contributions, if required, will not have a significant impact to the Company’s liquidity or financial position.

     Contractual Obligations and Commercial Commitments

December 31, 2002

	Payments Due by Period

		Less than			After 5
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

	(In thousands)
Debt	$320,915	$1,580	$50,304	$72,866	$196,165
Operating leases	17,922	5,219	7,945	3,863	895

Total Contractual Cash Obligations	$338,837	$6,799	$58,249	$76,729	$197,060

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years

	(In thousands)
Guarantees	$54,477	$—	$44,977	$9,500
Surety bonds	23,012	22,376	594	42
Standby letters of credit	13,253	7,309	5,944	—

Total Commercial Commitments	$90,742	$29,685	$51,515	$9,542

     December 31, 2001

	Payments Due by Period

		Less than			After 5
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

	(In thousands)
Debt	$498,015	$393,667	23,861	$4,706	$75,781
Operating leases	47,964	14,772	20,141	8,913	4,138

Total Contractual Cash Obligations	545,979	408,439	44,002	13,619	79,919

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years

	(In thousands)
Guarantees	$83,334	$83,334	$—	$—
Surety bonds	33,003	32,532	453	18
Standby letters of credit	4,344	4,344	—	—

Total Commercial Commitments	$120,681	$120,210	$453	$18

Item 7A.	Market Risk

      The Company’s primary market risk exposure is interest rate risk related to the Company’s long-term debt. The Company has a $250 million credit facility, which matures on March 30, 2004. As of December 31, 2002, the Company had paid off the balance of the credit facility in its entirety. If management decides to borrow on this line in the future, the debt accrues interest at different rates based on timing of the loan and the Company’s preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. This loan potentially subjects the Company to interest rate risk relating to the change in the LIBOR rates. The Company manages its interest rate exposure by monitoring the effects of market changes in interest rates.

Quantitative Disclosures

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio and its long-term debt. The weighted average interest rates for the various fixed rate investments and its long-term debt are based on the actual rates as of December 31, 2002. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2002.

Expected Contractual Maturities

								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	$ in thousands
Short-term Investments
Certificates of Deposit	$1,125	$—	$—	$—	$—	$—	$1,125	$1,125
Wtd. Avg. Interest Rate	3.13%	—	—	—	—	—	3.13%
Equity Securities and Derivatives	6	—	—	—	—	—	6	6
Long-term Debt
Fixed Rate	1,563	1,671	20,118	3,201	69,070	192,165	287,788	302,800
Wtd. Avg. Interest Rate	7.3%	7.3%	7.3%	5.8%	4.4%	7.3%	7.0%
Variable Rate	17	28,514	1	—	595	4,000	33,127	33,127
Wtd. Avg. Interest Rate	4.25%	4.14%	4.25%	—	3.98%	3.42%	4.40%

      Management estimates the fair-value of long-term debt based on current rates available to the Company for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2002, it does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss will depend on future changes in interest rate and market values.

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

PART III

Item 10.      Directors and Executive Officers of the Registrant

      Our directors, our nominees for director and our executive officers are described in our proxy statement relating to our 2003 annual meeting of shareholders to be held on May 20, 2003. This information is incorporated by reference.

Item 11.	Executive Compensation

      Information concerning compensation of our executive officers for the year ended December 31, 2002, is presented under the caption “Compensation Tables” in our proxy statement. This information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

•	Information concerning the security ownership of certain beneficial owners as of December 31, 2002, is set forth under the caption “Ownership of More Than 5% of St. Joe Stock” in our proxy statement and is incorporated by reference.

•	Information concerning security ownership of management as of December 31, 2002, is set forth under the caption “Stock Ownership — Directors and Executive Officers” in our proxy statement and is incorporated by reference.

•	Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement and is incorporated by reference.

Equity Compensation Plan Information

      Our shareholders have approved all our equity compensation plans. These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders.

      The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2002

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to Be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding	(Excluding
	Warrants, and	Options, Warrants,	Securities Reflected
Plan Category	Rights	and Rights	in the First Column)

Equity compensation plans approved by security holders	6,484,330	$18.11	2,459,901
Equity compensation plans not approved by security holders	—	—	—

Total	6,484,330	$18.11	2,459,901

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions during 2002 is set forth under the caption “Business Relationships with Directors” in our proxy statement. This information is incorporated by reference.

Item 14.	Controls And Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

      (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules and Independent Auditors’ Report are filed as part of this Report.

(2) Financial Statement Schedules

The financial statement schedules and Independent Auditors’ Report listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Report.

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

      (b) Reports on Form 8-K

(1) We filed a Report on Form 8-K on February 6, 2003 furnishing supplemental information for the period ended December 31, 2002.

(2) We filed a Report on Form 8-K on February 6, 2003 furnishing a copy of our Earnings Release for the period ended December 31, 2002.

(3) We filed a Report on Form 8-K on February 11, 2003 furnishing Supplemental Financial Information for the period ended December 31, 2002.

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission on the schedule or because the information required is included in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Limited Partnership Agreement of St. Joe/Arvida Company, L.P., dated as of November 12, 1997 (incorporated by reference to Exhibit 2.01 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
2.2	Agreement of Limited Partnership of St. Joe/CNL Realty Group, Ltd., dated as of December 3, 1997 (incorporated by reference to Exhibit 2.02 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
2.3	Stock Purchase Agreement between NRT Incorporated and the registrant, dated April 17, 2002 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 18, 2002 (File No. 1-10466)).
3.1	Restated and Amended Articles of Incorporation dated May 12, 1998 (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File 333-89146)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.01 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-10466)).
4.1	Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).
4.2	Amendment No. 1 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.3	Amendment No. 2 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s statement on Form S-1 (File 333-89146)).
10.1	Employment Agreement of Robert M. Rhodes, dated November 3, 1997 (incorporated by reference to Exhibit 10.03 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
10.2	Form of Severance Agreement (incorporated by reference to Exhibit 10.07 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
10.3	Distribution and Recapitalization Agreement between the registrant and Florida East Coast Industries, Inc., dated as of October 26, 1999 (incorporated by reference to Exhibit 10.01 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 1-10466)).
10.4	Indemnification Agreement, dated as of October 26, 1999, among the registrant, the Nemours Foundation and the Alfred I. duPont Testamentary Trust (incorporated by reference to Exhibit 10.02 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 1-10466)).
10.5	Amended and Restated Master Agreement, dated as of July 4, 2000, by and among the registrant and Gran Central Corporation (incorporated by reference to Exhibit 10.07 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-10466)).
10.6	Amended and Restated Severance Agreement of Peter S. Rummell, dated of August 21, 2001 (incorporated by reference to Exhibit 10.08 to the registrant’s Annual Report on Form 10-K for the fiscal year December 31, 2001 (File No. 1-10466)).
10.7	Long-term Incentive Compensation Agreement of Kevin M. Twomey, dated as of August 21, 2001 (incorporated by reference to Exhibit 10.09 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-10466)).
10.8	Long-term Incentive Compensation Agreement of Robert M. Rhodes, dated as of August 21, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-10466)).

Exhibit
Number	Description

10.9	Employment Agreement of Peter S. Rummell, dated January 7, 1997 (incorporated by reference to Exhibit 10.01 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
10.10	Director’s Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.11	Deferred Capital Accumulation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.12	1999 Employee Stock Purchase Plan, dated November 30, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.13	Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.14	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.15 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.15	Employment Agreement of Jerry M. Ray, dated October 22, 1997 (incorporated by reference to Exhibit 10.16 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.16	Employment Agreement of Michael N. Regan, dated November 3, 1997 (incorporated by reference to Exhibit 10.17 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.17	Amended and Restated Severance Agreement of Kevin M. Twomey, dated August 21, 2001 (incorporated by reference to Exhibit 10.18 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.18	Amended and Restated Severance Agreement of Robert M. Rhodes, dated August 21, 2001 (incorporated by reference to Exhibit 10.19 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.19	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.20	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.21	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.22	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.23	Employment Agreement of Kevin M. Twomey, dated January 27, 1999 (incorporated by reference to Exhibit 10.25 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.24	Form of Stock Option Agreement (2001 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.25	Restricted Shares Agreement of Kevin M. Twomey (1997 Stock Incentive Plan) (incorporated by reference to Exhibit 10.27 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.26	Letter Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated May 24, 2002 (incorporated by reference to Exhibit 10.28 of the registrant’s registration statement on Form S-1 (File 333-89146)).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent auditors for the registrant.
23.2	Consent of Ernst & Young LLP, independent certified public accountants for Arvida/JMB Partners, L.P.
99.1	Certifications by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ KEVIN M. TWOMEY

Kevin M. Twomey
President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

Dated: March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated.

Signature	Title	Date

/s/ PETER S. RUMMELL Peter S. Rummell	Chairman of the Board Chief Executive Officer (Principal Executive Officer)	March 20, 2003

/s/ KEVIN M. TWOMEY Kevin M. Twomey	President, Chief Operating Officer Chief Financial Officer (Principal Financial Officer)	March 26, 2003

/s/ JANNA L. CONNOLLY Janna L. Connolly	Vice President and Controller (Principal Accounting Officer)	March 26, 2003

/s/ MICHAEL L. AINSLIE Michael L. Ainslie	Director	March 24, 2003

/s/ HUGH M. DURDEN Hugh M. Durden	Director	March 25, 2003

/s/ JOHN S. LORD John S. Lord	Director	March 20, 2003

/s/ HERBERT H. PEYTON Herbert H. Peyton	Director	March 24, 2003

/s/ WALTER L. REVELL Walter L. Revell	Director	March 19, 2003

/s/ FRANK S. SHAW, JR. Frank S. Shaw, Jr.	Director	March 20, 2003

/s/ WINFRED L. THORNTON Winfred L. Thornton	Director	March 18, 2003

/s/ JOHN D. UIBLE John D. Uible	Director	March 20, 2003

CERTIFICATIONS

I, Peter S. Rummell, certify that:

      1. I have reviewed this annual report on Form 10-K of The St. Joe Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER S. RUMMELL

Peter S. Rummell
Chief Executive Officer

Date: March 26, 2003

I, Kevin M. Twomey, certify that:

      1. I have reviewed this annual report on Form 10-K of The St. Joe Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN M. TWOMEY

Kevin M. Twomey
Chief Financial Officer

Date: March 26, 2003

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

THE ST. JOE COMPANY

Annual Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

The St. Joe Company:

      We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 2 to the financial statements, The St. Joe Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002.

KPMG LLP

Jacksonville, Florida

February 3, 2003

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands)
ASSETS
Investment in real estate	$806,701	$736,734
Cash and cash equivalents	73,273	40,940
Short-term investments	1,131	23,689
Marketable securities	—	141,086
Accounts receivable	48,583	27,783
Mortgage loans held for sale	—	32,720
Prepaid pension asset	90,990	86,612
Property, plant and equipment, net	42,907	49,826
Goodwill and intangible assets	55,238	143,383
Other assets	51,064	57,786

Total assets	$1,169,887	$1,340,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$320,915	$498,015
Accounts payable	46,409	49,290
Accrued liabilities	104,806	59,213
Deferred income taxes	212,017	211,914
Minority interest in consolidated subsidiaries	5,647	4,054

Total liabilities	689,794	822,486
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 97,430,600 and 95,509,175 issued at December 31, 2002 and 2001	122,709	83,154
Retained earnings	892,622	724,832
Accumulated other comprehensive income	—	88,137
Restricted stock deferred compensation	(512)	(951)
Treasury stock at cost, 21,426,202 and 15,999,567 shares held at December 31, 2002 and 2001	(534,726)	(377,099)

Total stockholders’ equity	480,093	518,073

Total liabilities and stockholders’ equity	$1,169,887	$1,340,559

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001	2000

	(Dollars in thousands except
	per share amounts)
Operating revenues	$646,352	$591,134	$623,862

Expenses:
Operating expenses	474,629	449,493	399,608
Corporate expense, net	27,527	18,793	25,115
Depreciation and amortization	22,780	21,326	44,620
Impairment losses	—	500	6,455

Total expenses	524,936	490,112	475,798

Operating profit	121,416	101,022	148,064

Other income (expense):
Investment income, net	2,932	5,122	11,425
Interest expense	(16,978)	(17,335)	(11,964)
Gain on settlement of forward sale contracts	132,915	—	—
Other, net	1,779	6,367	6,723

Total other income (expense)	120,648	(5,846)	6,184

Income from continuing operations before income taxes and minority interest	242,064	95,176	154,248

Income tax expense (benefit):
Current	(180)	(6,118)	28,436
Deferred	89,741	41,559	23,319

Total income tax expense	89,561	35,441	51,755

Income from continuing operations before minority interest	152,503	59,735	102,493
Minority interest	1,366	524	9,954

Income from continuing operations	151,137	59,211	92,539

Income from discontinued operations:
Earnings from discontinued operations (net of income taxes of $1,469, $6,904 and $4,888)	2,339	10,994	7,784
Gain on sales of discontinued operations (net of income taxes of $13,110)	20,887	—	—

Total income from discontinued operations	23,226	10,994	7,784

Net income	$174,363	$70,205	$100,323

EARNINGS PER SHARE
Basic
Income from continuing operations	$1.93	$0.73	$1.09
Earnings from discontinued operations	0.03	0.14	0.09
Gain on sale of discontinued operations	0.26	—	—

Net income	$2.22	$0.87	$1.18

Diluted
Income from continuing operations	$1.85	$0.70	$1.06
Earnings from discontinued operations	0.03	0.13	0.09
Gain on sale of discontinued operations	0.26	—	—

Net income	$2.14	$0.83	$1.15

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share amounts)

	Common Stock			Accumulated Other	Restricted Stock
			Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Earnings	Income	Compensation	Shares	Total

Balance at December 31, 1999	86,431,984	$13,170	$961,819	$90,597	$(3,564)	$(121,168)	$940,854

Comprehensive income:
Net income	—	—	100,323	—	—	—	100,323
Decrease in net unrealized gain on available-for-sale securities, net of tax of $14,344	—	—	—	(12,834)	—	—	(12,834)

Total comprehensive income	—	—	—	—	—	—	87,489

Dividends ($.08 per share)	—	—	(6,816)	—	—	—	(6,816)
Spin-off of Florida East Coast Industries	—	—	(393,826)	366	—	—	(393,460)
Issuance of common stock	1,011,374	18,011	—	—	—	326	18,337
Amortization of restricted stock deferred compensation	—	—	—	—	1,307	—	1,307
Purchase of treasury shares	(3,517,066)	—	—	—	—	(78,627)	(78,627)

Balance at December 31, 2000	83,926,292	31,181	661,500	78,129	(2,257)	(199,469)	569,084

Comprehensive income:
Net income	—	—	70,205	—	—	—	70,205
Transition adjustment for derivative instruments, net of tax of $5,389	—	—	—	10,008	—	—	10,008

Total comprehensive income	—	—	—	—	—	—	80,213

Dividends ($.08 per share)	—	—	(6,873)	—	—	—	(6,873)
Issuance of common stock	2,713,166	40,161	—	—	—	—	40,161
Tax benefit on exercise of stock options	—	11,812	—	—	—	—	11,812
Amortization of restricted stock deferred compensation	—	—	—	—	1,306	—	1,306
Purchase of treasury shares	(7,129,850)	—	—	—	—	(177,630)	(177,630)

Balance at December 31, 2001	79,509,608	83,154	724,832	88,137	(951)	(377,099)	518,073

Comprehensive income:
Net income	—	—	174,363	—	—	—	174,363
Settlement of available-for-sale securities and derivative instruments	—	—	—	(88,137)	—	—	(88,137)

Total comprehensive income	—	—	—	—	—	—	86,226

Dividends ($.08 per share)	—	—	(6,573)	—	—	—	(6,573)
Issuance of common stock	1,877,443	30,877	—	—	—	—	30,877
Tax benefit on exercise of stock options	—	8,678	—	—	—	—	8,678
Amortization of restricted stock deferred compensation	—	—	—	—	439	—	439
Purchase of treasury shares	(5,382,653)	—	—	—	—	(157,627)	(157,627)

Balance at December 31, 2002	76,004,398	$122,709	$892,622	$—	$(512)	$(534,726)	$480,093

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$174,363	$70,205	$100,323
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on settlement of forward sale contracts	(132,915)	—	—
Depreciation and amortization	23,845	29,619	51,783
Imputed interest on long-term debt	4,292	9,524	8,776
Minority interest in income	1,366	524	9,954
Gain on sale of property and investments	(89,170)	(38,331)	(106,764)
Equity in income of unconsolidated joint ventures	(10,940)	(24,127)	(18,217)
Distributions from unconsolidated community residential joint ventures	41,363	22,473	17,623
Origination of mortgage loans, net of proceeds from sales	(3,641)	(32,720)	—
Proceeds from mortgage warehouse line of credit, net of repayments	(13,951)	32,066	—
Gain on sale of discontinued operations	(20,887)	—	—
Deferred income tax expense	93,449	42,799	23,750
Impairment losses	—	500	6,455
Purchases and maturities of trading investments, net	—	—	25,040
Cost of community residential properties	260,814	173,407	97,264
Expenditures for community residential properties	(272,501)	(229,530)	(196,382)
Loss (gain) on valuation of derivatives	894	(3,966)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,835)	17,990	(36,705)
Other assets	(3,499)	(38,281)	(32,205)
Accounts payable and accrued liabilities	4,717	28,807	49,839
Income taxes payable	—	(5,057)	2,062

Net cash provided by operating activities	36,764	55,902	2,596

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,722)	(15,068)	(135,590)
Purchases of investments in real estate	(104,262)	(208,296)	(118,367)
Purchases of short-term investments	(1,007)	—	(7,359)
Investments in joint ventures and purchase business acquisitions, net of cash received	(11,710)	(16,880)	(19,196)
Proceeds from dispositions of assets	111,526	155,242	143,465
Proceeds from sale of discontinued operations	138,743	—	—
Proceeds from settlement of forward purchase contracts	1,735	—	—
Maturities and redemptions of short-term investments	3,304	6,530	40,404

Net cash provided by (used in) investing activities	121,607	(78,472)	(96,643)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	(210,764)	83,470	122,360
Proceeds from other long-term debt	233,689	77,230	27,000
Repayments of other long-term debt	(15,640)	(4,453)	(8,681)
Proceeds from exercise of stock options and stock purchase plan	30,877	40,161	18,337
Dividends paid to stockholders	(6,573)	(6,873)	(6,816)
Dividends paid to minority interest	—	—	(980)
Spin off of subsidiary	—	—	1,072
Treasury stock purchased	(157,627)	(177,630)	(78,627)

Net cash (used in) provided by financing activities	(126,038)	11,905	73,665

Net increase (decrease) in cash and cash equivalents	32,333	(10,665)	(20,382)
Cash and cash equivalents at beginning of year	40,940	51,605	71,987

Cash and cash equivalents at end of year	$73,273	$40,940	$51,605

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000
(Dollars in thousands except per share amounts)

1. Nature of Operations

      The St. Joe Company (the “Company”) is a real estate operating company primarily engaged in community residential and commercial development, along with commercial real estate services and land sales. The Company also has significant interests in timber and a transportation operation. While the Company’s real estate operations are in various states throughout the southeast, the majority of the real estate operations, as well as the timber and transportation operations, are principally within the state of Florida. Consequently, the Company’s performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

      On April 17, 2002, the Company completed the sale of Arvida Realty Services (“ARS”), its residential real estate services segment. Accordingly, the consolidated financial statements and notes thereto reflect ARS as a discontinued operation.

FLA Spin-off

      On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). Various service agreements between the Company and FLA’s wholly owned subsidiary Flagler Development Company (“FDC”) became effective. Under the terms of these agreements, which extend for up to three years after the closing of the transaction, FDC will retain the Company, through its commercial real estate affiliates, to continue to develop and manage certain commercial real estate holdings of FDC.

Real Estate

      The Company currently conducts its real estate operations in three principal segments: community residential development, commercial development and management, and land sales. The Company’s community residential development division develops large tracts of land in northwest Florida including significant Gulf of Mexico frontage and in west Florida near Tallahassee, Florida. The Company is developing and managing residential communities on certain lands owned by the Company through its 74% owned limited partnership, St. Joe/Arvida Company, L.P. (“Arvida”). The Company also has a 26% limited partner interest in Arvida/JMB Partners, L.P., a limited partnership whose development operations were substantially completed in 2002. The Company conducts its residential homebuilding in North Carolina and South Carolina through Saussy Burbank, Inc. (“Saussy Burbank”), a 100% owned subsidiary.

      The Company owns and develops commercial properties through several wholly owned subsidiaries and partnership ventures. Through the Company’s wholly owned subsidiary, Advantis Real Estate Services Inc. (“Advantis”), the Company provides commercial real estate services including brokerage, property management and construction management. The Company is also a partner in several joint ventures that own, develop and manage commercial property in Florida and Georgia. The St. Joe Land Company (“St. Joe Land”) sells parcels of land from a portion of the Company’s total of 800,000 acres of timberland primarily in northwest Florida.

Forestry

      The Company is the largest private owner of timberlands in Florida. The principal product of the Company’s forestry operations is pine pulpwood and timber products. In addition, the Company owns and operates a cypress sawmill and mulch plant which converts cypress logs into wood products and mulch.

      A significant portion of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation. The 12-year agreement requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. At December 31, 2002, approximately 290,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

      The Company also plans to continue to sell some of its timber resources through the Company’s real estate division, St. Joe Land.

     Transportation

      During 2002, the Company completed the sale of the rolling stock of Apalachicola Northern Railroad (“ANRR”). The Company also executed a lease of ANRR’s track and related facilities. The Company retains ownership of the right-of-way, track, related facilities and real estate. Prior to the FLA spin-off, the Company also owned the majority of FLA’s transportation subsidiary, Florida East Coast Railway (“FEC”).

2. Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The consolidated financial statements include the accounts of FLA and its wholly owned subsidiaries through October 9, 2000, the effective date of the spin-off. The operations of ARS are included in discontinued operations through April 17, 2002, when ARS was sold. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition

      Operating revenues consist of real estate property sales, brokerage commissions, real estate service fees and development fees, rental revenues, revenues from sales of forestry products, transportation revenues, and equity in the income of unconsolidated investments.

      Revenues from real estate property sales earned therefrom are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenue for multi-family residences under construction is recognized, in accordance with FAS 66, using the percentage-of-completion method when 1) construction is beyond a preliminary stage, 2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, 3) sufficient units have already been sold to assure that the entire property will not revert to rental property, 4) sales price is collectible and 5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Revenue for multi-family residences is recognized at closing using the full accrual method of accounting if the criteria for using the percentage of completion method are not met before construction is substantially completed.

      Revenues from brokerage commissions are earned when the underlying transactions are closed.

      Real estate service and development fees are recognized in the period in which the services are performed. Rental revenues are recognized as earned, using the straight-line method over the life of the contract.

      Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition date of 90 days or less.

Investment in Real Estate

      Investment in real estate is carried at cost. Depreciation is computed on straight-line and accelerated methods over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method. An adjustment to depletion is recorded, if necessary, based on the continuous forest inventory (“CFI”) analysis prepared every 5 years.

Property, Plant and Equipment

      Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets. Gains and losses on normal retirements of these items are credited or charged to accumulated depreciation.

Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies criteria that must be met by intangible assets acquired in a purchase method business combination in order for them to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of FAS 142.

      Through December 31, 2001, goodwill associated with the Company’s business combinations was being amortized on a straight-line basis over periods ranging from 10 years to 30 years. Intangible assets includes $2,068 in acquired lease intangibles which are being amortized over their applicable lease periods which range from 1 to 10 years.

      As a result of FAS 142, the Company ceased to amortize $143,383 of goodwill as of January 1, 2002. In lieu of amortization, FAS 142 requires that the Company perform an initial impairment review of all goodwill in 2002. Additionally, FAS 142 requires the Company to perform an annual impairment review each year beginning in 2002. The Company has performed all necessary impairment reviews in 2002 and has found no impairment.

      A portion of goodwill pertaining to ARS was removed as a result of the sale of ARS on April 17, 2002. The remaining goodwill balance at December 31, 2002 is $53,074.

Earnings Per Common Share

      Earnings per common share (“EPS”) are based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes weighted average options to purchase 2,903,902, 3,329,331, and 1,908,592 shares of common stock in 2002, 2001, and 2000, respectively, have been exercised using the treasury stock method.

      In August 1998, February 2000, May 2001, and August 2002, the Company’s Board of Directors authorized a total of $650,000 for the repurchase of the Company’s outstanding common stock from time to time on the open market (“the St. Joe Stock Repurchase Program”), of which approximately $120,500 remains. On December 6, 2000, the Company entered into an agreement with the Alfred I. DuPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program for a 90-day period. This agreement was renewed for two additional 90-day periods which expired on September 6, 2001. Subsequent to December 31, 2002, the Company announced that it had entered into another 90-day agreement with the Trust to again participate in the St. Joe Stock Repurchase Program. In June 2002, concurrently with a secondary public offering of the Company’s common stock by the Trust, and as a part of the St. Joe Stock Repurchase Program, the Company purchased 2,586,206 shares from the Trust for $75,000.

As of December 31, 2002, the Company had repurchased 14,588,066 shares in the open market and 6,587,606 shares from the Trust.

      Weighted average basic and diluted shares taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the years presented is as follows:

	2002	2001	2000

Basic	78,436,713	80,959,416	84,958,872
Diluted	81,340,615	84,288,746	86,867,464

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS 123”) permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in FAS 123 has been applied. Under APB 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transitional guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

      As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

      Effective January 6, 1997, the Company granted Mr. Rummell, Chairman and CEO of the Company, 201,861 restricted shares of the Company’s common stock and in February 1999, the Company granted Mr. Twomey, President, CFO and COO, 100,000 restricted shares. The restricted shares vest over five-year periods, beginning on the date of each grant. The Company carries deferred compensation of approximately $512 for the unamortized portion of these grants as of December 31, 2002. Compensation expense related to these grants totaled approximately $439, $1,306, and $1,307 in 2002, 2001, and 2000, respectively.

      On January 7, 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Incentive Plan”), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Incentive Plan is 8.1 million shares. The options are exercisable in equal installments on the first anniversaries of the date of grant and expire generally 10 years after date of grant.

      On February 24, 1998, the Company adopted the 1998 Stock Incentive Plan (the “1998 Incentive Plan”) whereby awards may be granted to employees and non-employee directors of the Company in the form of restricted shares of Company stock, options to purchase Company stock or stock appreciation rights (SAR’s). The total amount of restricted shares, options, and stock appreciation rights available for grant under the 1998 Incentive Plan was 1.4 million. On May 9, 1999, the Company converted all of its outstanding SAR’s to options. The terms of the options are similar to the terms under the 1997 Incentive Plan.

      On February 22, 1999, the Company adopted the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) with similar terms to the 1997 Incentive Plan. The total amount of restricted shares or options under the 1999 Plan is 2.0 million shares.

      On August 21, 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Incentive Plan”), with similar terms to the 1999 Incentive Plan. The total amount of restricted shares or options under the 2001 Plan is 3.0 million shares.

      Stock option activity during the period indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 1999	7,307,980	$22.27
Granted	730,000	24.24
Exercised	(1,178,946)	15.32
Forfeited	(262,525)	25.32
FLA spin-off adjustment	3,351,487	(7.23)

Balance at December 31, 2000	9,947,996	15.65
Granted	709,139	26.35
Forfeited	(233,648)	16.78
Exercised	(2,596,066)	15.44

Balance at December 31, 2001	7,827,421	16.65
Granted	775,000	29.24
Forfeited	(284,628)	18.33
Exercised	(1,833,463)	16.47

Balance at December 31, 2002	6,484,330	$18.11

      All options have been granted at the Company’s then current market price on the date of grant and ranged from $13.14 to $33.26.

      The per share weighted-average fair value of stock options granted/converted during 2002, 2001 and 2000, respectively, was $12.60, $12.70 and $8.21 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2002 - 0.3% expected dividend yield, risk-free interest rate of 4.26%, weighted average expected volatility of 24.01% and an expected life of 7.5 years; 2001 - 0.3% expected dividend yield, risk-free interest rate of 5.64%, weighted average expected volatility of 24.64% and an expected life of 7.5 years; 2000 - 0.4% expected dividend yield, risk-free interest rate of 5.11%, weighted average expected volatility of 25.50% and an expected life of 7.5 years.

      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Net income:
Net income as reported	$174,363	$70,205	$100,323
Add: stock-based employee compensation expense included in reported net income	270	804	804
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,304)	(11,000)	(10,114)

Net income — pro forma	$169,329	$60,009	$91,013

Per share — Basic:
Earnings per share as reported	$2.22	$0.87	$1.18
Earnings per share — pro forma	$2.16	$0.74	$1.07
Per share — Diluted:
Earnings per share as reported	$2.14	$0.83	$1.15
Earnings per share — pro forma	$2.10	$0.71	$1.05

      The following table presents information regarding all options outstanding at December 31, 2002.

	Weighted
	Average		Weighted
Number of	Remaining	Range of	Average
Options	Contractual	Exercise	Exercise
Outstanding	Life	Prices	Price

4,384,281	4.9 years	$13.14-$19.80	$14.38
2,100,049	8.1 years	$19.81-$33.26	$25.88

6,484,330	5.9 years	$13.14-$33.26	$18.11

      The following table presents information regarding options exercisable at December 31, 2002:

		Weighted
Number of	Range of	Average
Options	Exercise	Exercise
Exercisable	Prices	Price

3,395,590	$13.14-$19.80	$13.84
521,067	$19.81-$28.29	$22.00

3,916,657	$13.14-$28.29	$14.92

      Deferred incentive compensation is being amortized on a straight-line basis over a five-year vesting period, which is deemed to be the period for which services are performed.

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

Short-Term Investments and Marketable Securities

      Investments consist principally of common stocks, derivative instruments, and certificates of deposit. Investments maturing in three months to one year are classified as short term. Those having maturities in excess of one year are classified as marketable securities.

      The Company classifies its marketable equity securities and related derivative instruments as available-for-sale.

      Short-term investments and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities, an amendment to FAS 133 (“FAS 138”). FAS 138 and FAS 133 establish accounting and reporting standards for derivative instruments and hedging activities and require entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company owned no derivative instruments at December 31, 2002. At December 31, 2001, all derivative instruments held by the Company have been designated as hedges of the fair value of the Company’s marketable securities and included at fair value in marketable securities on the balance sheet. From January 1, 2001 until the final settlement of the Company’s derivative instruments on October 15, 2002 (See Note 7), changes in the intrinsic value of the derivatives were recorded through the statements of income and offset by changes in the fair value of the hedged marketable securities. Changes in the time value component of the change in fair value were also recorded through the statement of income as they have been excluded from the Company’s assessment of hedge effectiveness.

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

Long-Lived Assets

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 provides guidance on the accounting for long-lived assets to be disposed of. FAS 144 also broadens the scope of discontinued operations.

      The Company’s properties have operations and cash flows that can be clearly distinguished from the rest of the Company. Beginning in 2002, in accordance with FAS 144, the operations and gains on sales reported in discontinued operations include operating properties sold during the year for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Company will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties for which the Company has some continuing involvement are reported as income from continuing operations.

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

Supplemental Cash Flow Information

      The Company paid $17,074, $14,414, and $7,559 for interest and $1,952, $2,497, and $30,665 for income taxes in 2002, 2001, and 2000, respectively. The Company capitalized interest expense of $8,148, $7,043, and $5,328 in 2002, 2001, and 2000, respectively.

      Cash flows related to residential real estate development activities are included in operating activities on the statement of cash flows.

      The Company’s non-cash activities included the settlement of its Forward Sale Contracts (Note 7) in 2002. In addition to cash received, the Company transferred investments with a fair value of $96,600 to a financial institution and settled hedge instruments with a fair market value of $43,300 to satisfy the debt associated with the forward sale of the equity securities of $135,600. The Company’s non-cash activities also included the distribution of its equity interest in FLA totaling $393,460 on October 9, 2000.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt, including the current portion, is $335,927 at December 31, 2002. At December 31, 2001, the book value of the Company’s debt approximated fair value because the balance predominantly consisted of variable-rate debt. Management estimates the fair value of long-term debt based on current rates available to the Company for loans of the same remaining maturities.

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

Recent Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. The Company has adopted FIN 45. The liability recognition requirements will be applied for all guarantees entered into or modified after December 31, 2002.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity’s expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46 are effective for financial statements issued after January 31, 2003 and the Company plans to adopt FIN 46 as of that date. Management has not yet completed its evaluation of the applicability of FIN 46 to its current structure, but does not believe that it is reasonably possible that any loss will result from the adoption of FIN 46.

3. Business Combinations

      During 2002, the Company purchased the remaining interest in an unconsolidated affiliate for $770.

      During 2001, the Company purchased the remaining interest in a previously 50%-owned homebuilding subsidiary, McNeill Burbank, for $1,117. During 2002, the Company accrued additional contingent consideration of $552 related to the McNeill Burbank acquisition, which will be paid in 2003. In 2001, the Company also purchased Sunshine State Cypress, a cypress mill, for $5,506 plus the assumption of $5,811 in debt, resulting in goodwill of $5,823. Additionally, the Company accrued additional contingent consideration in 2001 of $1,011 related to the Saussy Burbank acquisition and $938 related to the McNeill Burbank acquisition.

      Additional contingent consideration will be accrued in 2003 and paid in 2004 in relation to the McNeill Burbank acquisition if certain performance targets of McNeill Burbank are met.

      These acquisitions were accounted for as purchases and as such, the results of their operations are included in the consolidated financial statements from the date of acquisition. None of the acquisitions were significant to the financial condition and operations of the Company in the year in which they were acquired or the year preceding the acquisition.

      During the years ended December 31, 2001 and 2000, goodwill related to previous acquisitions was amortized on a straight-line basis over periods of 20 years, 10 years and 15 years for ARS, Saussy Burbank and Sunshine State Cypress, respectively. As of December 31, 2002, the Company ceased amortization of goodwill pursuant to FAS 142.

4. Discontinued Operations

      As a result of rapid consolidation in the real estate services business, the Company had the opportunity to sell ARS, its wholly-owned subsidiary, at an attractive value. On April 17, 2002, the Company completed the sale of ARS, its residential real estate services segment, to Cendant Corporation’s subsidiary, NRS, Inc., for approximately $170,000, which includes payment for working capital of ARS at April 17, 2002 of approximately $13,000, in an all cash transaction. Net cash received by the Company was approximately $138,700, reflecting gross proceeds less closing costs and cash balances of ARS at closing. The gain recorded on the sale was approximately $33,700 before taxes, or approximately $20,700 net of taxes. This gain is subject to adjustment, and a liability has been recorded, pending the resolution of an issue with an outside party over the use of the Arvida name. The outside party has not yet asserted a claim and the Company is not, at this time, able to quantify the liability, if any, which will result if the claim is asserted. The Company, based on current information, does not believe any claim, if asserted, will have a material adverse effect on the results of operations of the Company. The Company has reported its residential real estate services operations as discontinued operations for all periods presented. Revenues from ARS were approximately $76,200, $277,300, and $257,000 for 2002, 2001, and 2000, respectively. Net income for ARS was approximately $2,300, $11,000, and $7,800 for 2002, 2001, and 2000, respectively.

      Also included in discontinued operations is the sale in 2002 of two commercial office buildings, which generated a gain of $300,000, or $200,000 net of tax. Revenues from the buildings were less than $100,000 in

2002 and approximately $200,000 in 2001. Net operating income from the buildings was less than $100,000 in 2002 and 2001.

5. Investment in Real Estate

      Real estate by segment as of December 31 consists of:

	2002	2001

Operating property:
Community residential development	61,801	36,944
Land sales	117	1,387
Commercial real estate	304,976	230,409
Forestry	89,074	95,976
Hospitality and other	815	19,331

Total operating property	456,783	384,047

Development property
Community residential development	240,725	215,816
Land sales	4,298	390
Forestry	356	—

Total development property	245,379	216,206

Investment property
Land sales	165	161
Commercial real estate	59,067	58,054
Forestry	799	—
Hospitality and other	2,386	3,503

Total investment property	62,417	61,718

Investment in unconsolidated affiliates
Community residential development	37,873	60,949
Commercial real estate	21,472	23,282

Total investment in unconsolidated affiliates	59,345	84,231

	823,924	746,202
Less: Accumulated depreciation	17,223	9,468

	$806,701	$736,734

      Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company’s land held for future use.

      Real estate properties having a net book value of approximately $265,133 at December 31, 2002 are leased under non-cancelable operating leases with expected aggregate rentals of approximately $122,834, of which $28,571, $24,493, $21,087, $16,223, and $11,244 is due in the years 2003 through 2007, respectively, and $21,216 thereafter.

6. Investment in Unconsolidated Affiliates

      Investments in unconsolidated affiliates are included in real estate investments and as of December 31, consist of:

	Ownership		2002	2001

Arvida/JMB Partners, L.P.	26%		$25,868	$51,434
Codina Group, Inc.	50%		11,228	11,497
355 Alhambra Plaza, Ltd.	45%		5,639	5,987
Paseos, L.L.C.	50%		7,313	5,565
Rivercrest, L.L.C.	50%		4,693	3,163
Deerfield Commons I, L.L.C.	50%		2,437	3,173
Deerfield Park, L.L.C.	38%		2,140	2,306
Monteith Holdings, L.L.C.	100	%(a)	—	787
Other	various		27	319

			$59,345	$84,231

(a)	Monteith Holdings, LLC, was formerly a 50%-owned unconsolidated affiliate. During 2002, the Company purchased the additional 50% interest and, as a result, Monteith Holdings, LLC, is now a fully consolidated subsidiary of the Company.

      Prior to January 1, 2002, any differences between the cost of the investments and the underlying equity in an unconsolidated investee’s net assets was amortized over the remaining lives of the investee’s assets, ranging from five to fifteen years. Beginning on January 1, 2002, FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Accordingly, the Company ceased to amortize the differences between the cost of investments in unconsolidated affiliates and the underlying equity in an unconsolidated investee’s net assets.

      During 2002, the Company purchased the remaining 50% interest in Monteith Holdings, LLC, bringing the Company’s ownership percentage to 100%.

      The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals $54,500; the amount outstanding at December 31, 2002 totaled $53,000. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing. Management believes these guarantees have no significant fair value.

      Summarized financial information for the unconsolidated investments on a combined basis, is as follows:

	2002	2001

BALANCE SHEETS:
Investment property, net	$114,786	$309,801
Other assets	180,125	221,300

Total assets	294,911	531,101

Notes payable and other debt	86,947	163,658
Other liabilities	55,052	103,033
Equity	152,912	264,410

Total liabilities and equity	$294,911	$531,101

	2002	2001	2000

STATEMENTS OF INCOME
Total revenues	$310,651	$501,681	$443,881
Total expenses	277,079	401,882	370,316

Net income	$33,572	$99,799	$73,565

7. Short-term Investments and Marketable Securities

      Investments as of December 31, 2002, consist of:

			Unrealized	Unrealized
	Amortized	Fair	Holding	Holding
	Cost	Value	Gain	Loss

Short term investments (maturing within one year)
Certificates of Deposit	$1,131	$1,131	$—	$—

	$1,131	$1,131	$—	$—

      Investments as of December 31, 2001, consist of:

			Unrealized	Unrealized
	Amortized		Holding	Holding
	Cost	Fair Value	Gain	Loss

Short term investments (maturing within one year)
Certificates of deposit	$23,689	$23,689	$—	$—

	$23,689	$23,689	$—	$—

Marketable securities available for sale
Equity securities	$1,524	$98,255	$96,731	$—
Derivative instruments	3,966	42,831	38,865	—

	$5,490	$141,086	$135,596	$—

      The certificates of deposit held at December 31, 2001 collateralize the ARS line of credit.

      It is the policy of the Company to enter into hedging activities when they are deemed beneficial and cost effective for the purpose of protecting the fair value or future cash flows associated with a particular asset or liability. At December 31, 2001, the Company was party to forward sale contracts (“Forward Sale Contracts”) that provided for the sale of a portfolio of marketable securities held by the Company to a third party on October 15, 2002. This transaction was initiated by October 15, 1999 in order to minimize the Company’s price risk related to the securities. Upon execution of the contracts, the Company received approximately $111,100 in cash.

      During 2002, in two separate transactions, the Company settled its Forward Sale Contracts. The Company transferred stock with a fair value of $96,600 to a financial institution and settled hedge instruments with a fair market value of $43,300. The Company received a total of $1,700 in cash at settlement. On October 15, 1999, when the Forward Sale Contracts originated, the Company received cash of $111,100. An aggregate gain of $132,900 was recorded on both settlements.

      During 2002 and 2001, the change in intrinsic value of the Forward Sale Contracts was recorded through the statement of income, offset by the change in fair value of the underlying securities. The net impact to the statement of income for the years ended December 31, 2002 and 2001 was a loss of $(900) and a gain of $4,000, respectively, which was included in other income and represents the time value component of the change in fair value of the Forward Sale Contracts which the Company excluded from its assessment of hedge effectiveness.

8. Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31 consists of:

			Estimated
	2002	2001	Useful Life

Transportation property and equipment	$34,087	$45,424	12-30
Machinery and equipment	32,755	49,048	12-30
Office equipment	12,995	10,042	10
Leasehold improvements	1,089	5,133	Lease term
Autos, trucks, and airplane	4,424	4,635	3-10

	85,350	114,282
Accumulated depreciation	42,443	64,456

	$42,907	$49,826

9. Accrued Liabilities

      Accrued liabilities as of December 31 consist of:

	2002	2001

Property, intangible, income and other taxes	$39,496	$1,251
Payroll and benefits	30,107	28,371
Accrued interest	4,963	166
Environmental liabilities	4,152	4,586
Contingent purchase price	552	5,449
Other accrued liabilities	25,536	19,390

Total accrued liabilities	$104,806	$59,213

10. Goodwill

      On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). As a result of FAS 142, the Company ceased to amortize $143,383 of goodwill as of January 1, 2002. Following is a presentation of net income amounts as if FAS 142 had been applied for all periods presented.

	For the Year Ended
	December 31,

	2002	2001	2000

Reported net income	$174,363	$70,205	$100,323
Add back: Goodwill amortization, net of income taxes	—	5,857	5,302

Adjusted net income	$174,363	$76,062	$105,625

Basic earnings per share:
Reported net income	$2.22	$0.87	$1.18
Goodwill amortization	—	0.07	0.06

Adjusted net income	$2.22	$0.94	$1.24

Diluted earnings per share:
Reported net income	$2.14	$0.83	$1.15
Goodwill amortization	—	0.07	0.06

Adjusted net income	$2.14	$0.90	$1.21

11. Debt

      Debt and credit agreements at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Medium term notes, interest payable semiannually at 5.64% to 7.37%, due February 7, 2005 - February 7, 2012	$175,000	$—
Non-recourse debt, interest payable monthly at 7.05% - 7.67%, secured by mortgages on certain commercial property, due January 1 - June 1, 2008	83,404	58,467
Development loan, interest payable at least quarterly at LIBOR + 122.5 basis points (2.6% at December 31, 2002), secured by certain commercial property, due April 26, 2004	28,496	21,195
Recourse debt, interest payable monthly at 6.95%, secured by a commercial building, due September 1, 2008	18,656	18,953
Community Development District debt, secured by certain real estate, due May 1, 2005 - May 1, 2034, bearing interest at 5.95% to 7.15%	11,304	2,902
Industrial Development Revenue Bonds, variable-rate interest payable quarterly based on the Bond Market Association index (1.8% at December 31, 2002), secured by a letter of credit, due January 1, 2008	4,000	4,000
Various secured and unsecured notes and capital leases, bearing interest at various rates	55	42
Non-interest bearing notes payable to former owners of acquired companies, paid during 2002	—	578
Senior revolving credit agreement, interest payable monthly to quarterly at LIBOR + 80 - 120 basis points, repaid during 2002	—	205,000
Minimum liability owed on forward sale of marketable securities, secured by the marketable securities, settled during 2002	—	131,241
Revolving credit agreement, interest payable at least quarterly at 0.5% per annum; secured by restricted short-term investments	—	23,571
Warehouse line of credit, interest payable monthly at LIBOR + 120 basis points	—	32,066

Total debt	$320,915	$498,015

      The aggregate maturities of long-term debt subsequent to December 31, 2002 are as follows; 2003, $1,580; 2004, $30,185; 2005, $20,119; 2006, $3,201; 2007, $69,665; thereafter, $196,165.

      On February 7, 2002, the Company issued a series of senior notes (Medium-term notes) in a private placement with an aggregate principal amount of $175,000. The maturities of the notes are as follows: 3 Year — $18,000, 5 Year — $67,000, 7 Year — $15,000, 10 Year — $75,000. The notes bear fixed rates of interest ranging from 5.64% – 7.37% and interest is payable semiannually. Upon receipt of proceeds, the Company partially paid down its senior revolving line of credit. The notes contain financial covenants similar to those in the Company’s senior revolving credit agreement, including a minimum net worth requirement of $425,000, plus some restriction on pre-payment. At December 31, 2002, the Company is in compliance with the covenants.

12. Income Taxes

      Total income tax expense for the years ended December 31 was allocated as follows:

	2002	2001	2000

Income from continuing operations	$89,561	$35,441	$51,755
Stockholders’ equity, for recognition of unrealized gain on debt and marketable equity securities	(47,458)	5,389	14,344
Gain on the sale of discontinued operations	13,110	—	—
Earnings from discontinued operations	1,469	6,904	4,888
Tax benefit on exercise of stock options	(8,678)	(11,812)	(1,664)

	$48,004	$35,922	$69,323

      Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2002	2001	2000

Tax at the statutory federal rate	$84,722	$33,312	$53,989
State income taxes (net of federal benefit)	5,669	3,176	4,577
Undistributed earnings of FLA	—	—	(8,110)
Dividends received deduction and tax free interest	—	—	(1,122)
Other, net	(830)	(1,047)	2,421

	$89,561	$35,441	$51,755

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

	2002	2001

Deferred tax assets:
Deferred compensation	$7,009	$5,082
Accrued casualty and other reserves	5,053	3,922
Impairment loss	4,573	4,573
Imputed interest on long-term debt	—	7,035
Charitable contributions carryforward	2,557	2,157
Other	6,824	3,933

Total deferred tax assets	$26,016	$26,702

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	$173,316	$123,426
Debt, marketable equity securities and derivatives	—	48,989
Prepaid pension asset	35,741	33,411
Income of unconsolidated affiliates	9,026	8,649
Depreciation	6,824	6,269
Intangible asset amortization	504	2,589
Other	12,622	8,248

Total gross deferred tax liabilities	238,033	231,581

Net deferred tax liability	$212,017	$204,879

      Based on the timing of reversal of future taxable amounts and the Company’s history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. There were no significant current deferred tax assets at December 31, 2002. There were current deferred tax assets totaling $7,035 at December 31, 2001.

13. Employee Benefits Plans

      The Company sponsors defined benefit pension plans that cover substantially all of its salaried employees. The benefits are based on the employees’ years of service or years of service and compensation during the last five or ten years of employment. The Company complies with the minimum funding requirements of ERISA.

      A summary of the net periodic pension credit follows:

	2002	2001

Service cost	$4,465	$4,972
Interest cost	8,969	8,665
Expected return on assets	(20,308)	(22,497)
Transition asset	721	(1,302)
Actuarial gain	(2,214)	(3,117)
Prior service costs	—	734
Curtailment loss	377	—

Total pension income	$(7,990)	$(12,545)

      A reconciliation of projected benefit obligation as of December 31 follows:

	2002	2001

Projected benefit obligation, beginning of year	$124,498	$119,786
Service cost	4,465	4,972
Interest cost	8,969	8,665
Actuarial loss (gain)	13,398	519
Benefits paid	(19,659)	(11,464)
Plan amendment	2,952	2,020
Curtailments	475	—

Projected benefit obligation, end of year	$135,098	$124,498

      A reconciliation of plan assets as of December 31 follows:

	2002	2001

Fair value of assets, beginning of year	$248,193	$267,139
Actual (loss) return on assets	(15,682)	(6,582)
Transfer to retiree medical plan	(900)	(900)
Benefits and expenses paid	(20,780)	(11,464)

Fair value of assets, end of year	$210,831	$248,193

      A reconciliation of funded status as of December 31 follows:

	2002	2001

Accumulated benefit obligation	$129,032	$120,306

Projected benefit obligation	$135,098	$124,498
Market value of assets	210,831	248,193
Funded status	(75,733)	(123,695)
Unrecognized prior service costs	(7,483)	(8,341)
Unrecognized actuarial net (loss) gain	(7,779)	45,424

Prepaid pension asset	$(90,995)	$(86,612)

      The weighted-average discount rates for the plans were 6.50% and 7.25% in 2002 and 2001, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for salaried employees was 4.0% in 2002 and 2001. The expected long-term rates of return on assets were 8.5% and 9.2% in 2002 and 2001, respectively.

      The Company’s board of directors has approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants, and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. The actuarial present value of this unfunded postretirement benefit obligation approximated $15,666 and $14,735 at December 31, 2002 and 2001, respectively. Postretirement benefit expense approximated $2,048, $1,970 and $1,230 for 2002, 2001, and 2000. This actuarially determined obligation was computed based on actual claims experience of this group of retirees and a discount rate of 6.5% and 7.25% for 2002 and 2001, respectively, and an initial medical trend rate of 9.5% and 10% in 2002 and 2001, respectively. A 1% increase in the medical cost trend would increase this obligation by $1,605 at December 31, 2002. A liability of $1,115 has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits.

Deferred Compensation Plans and ESPP

      The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees’ discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $1,767, $1,777, and $1,452 in 2002, 2001, and 2000, respectively.

      The Company has a St. Joe Supplemental Executive Retirement Plan (“SERP”) and a St. Joe Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2002 and 2001 related to the SERP of $1,800 and $1,275, respectively, and expense in 2002 and 2001 related to the DCAP of $969 and $693, respectively.

      Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25 in purchases per employee. As of December 31, 2002, 69,720 shares of the Company’s stock had been sold to employees under the ESPP Plan.

      During 2001, certain executives of the Company were granted long-term incentive contracts. In connection with these contracts, the Company will record a minimum liability of $5,000 ratably over the vesting period of five years and will also record an additional liability up to an additional $5,000 based on changes in the Company’s stock price over the vesting period. The amount recorded as a liability as of December 31, 2002 and 2001 was $1,999 and $419, respectively.

14. Quarterly Financial Data (Unaudited)

	Quarters Ended

	December 31	September 30	June 30	March 31

2002
Operating revenues	$226,686	$152,456	$145,530	$121,680
Operating profit	49,952	22,373	26,047	23,044
Net income	55,288	11,728	32,977	74,370
Earnings per share — Basic	0.72	0.15	0.41	0.93
Earnings per share — Diluted	0.70	0.15	0.40	0.90

2001
Operating revenues	$177,480	$147,431	$179,877	$86,346
Operating profit	29,248	24,314	29,778	17,682
Net income	18,838	16,019	24,320	11,028
Earnings per share — Basic	0.24	0.20	0.30	0.13
Earnings per share — Diluted	0.23	0.19	0.29	0.13

15. Segment Information

      The Company conducts primarily all of its business in five reportable operating segments, which are community residential development, land sales, commercial real estate development and services, forestry, and transportation. The community residential development segment develops and manages residential communities. Land sales sells parcels of land included in the Company’s vast holdings of timberlands. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast. The forestry segment produces and sells pine pulpwood and timber and cypress products. Transportation consists of railroad, and in 2000, telecom and trucking operations. Prior to the sale of ARS on April 17, 2002, the Company also had a residential real estate services segment which provided real estate brokerage services. The operations of the residential real estate services segment are reflected as discontinued operations.

      The Company evaluates a segment’s performance based on EBITDA. EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization, and is net of the effects of minority interests. EBITDA excludes gains (losses) from discontinued operations, except for gains (losses) from sales of assets which are classified as discontinued operations under the provisions of FAS 144 and are sold in the normal course of business. EBITDA also excludes gains (losses) on sales of non-operating assets. The Company believes EBITDA is considered a key financial measurement in the industries in which it operates.

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

      Information by business segment follows:

	2002	2001	2000

OPERATING REVENUES
Community residential development	$398,642	$263,592	$166,187
Land sales	84,048	76,185	105,568
Commercial real estate	119,249	210,835	146,413
Forestry	41,247	37,268	35,951
Transportation	1,176	1,811	167,661
Other	1,990	1,443	2,082

Consolidated operating revenues	$646,352	$591,134	$623,862

EBITDA:
Community residential development	$82,403	$54,018	$47,252
Land sales	68,183	63,849	93,622
Commercial real estate	19,740	18,672	17,878
Forestry	12,217	12,979	16,725
Transportation	(1,317)	(1,867)	18,281
Other	(23,430)	(12,478)	(17,419)

Consolidated EBITDA	157,796	135,173	176,339
ADJUSTMENT TO RECONCILE TO INCOME FROM CONTINUING OPERATIONS:
Depreciation and amortization	(22,780)	(21,326)	(44,620)
Gain on settlement of forward sale contracts	132,915	—	—
Other income (expense)	(3,689)	2,471	11,674
Interest expense	(23,670)	(21,372)	(13,383)
Impairment loss	—	(500)	(6,455)
Income taxes	(89,561)	(35,441)	(51,755)
Minority interest	126	206	20,739

Income from continuing operations	$151,137	$59,211	$92,539

TOTAL ASSETS:
Community residential development	$399,516	$315,427	$213,373
Land sales	7,780	3,313	9,644
Commercial real estate	433,657	353,307	335,319
Forestry	101,993	106,818	101,380
Transportation	10,005	14,651	26,783
Unallocated corporate investments	216,936	363,502	276,937
Discontinued operations	—	183,541	151,585

Total assets	$1,169,887	$1,340,559	$1,115,021

CAPITAL EXPENDITURES:
Community residential development	$287,972	$248,800	$209,492
Land sales	190	247	411
Commercial real estate	98,428	174,181	122,254
Forestry	3,435	6,250	7,038
Transportation	350	700	102,258
Hospitality and other	2,531	18,674	3,780
Discontinued operations	579	4,042	5,106

Total capital expenditures	$393,485	$452,894	$450,339

16. Commitments and Contingencies

      The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $6,537, $5,756, and $6,893 for the years ended December 31, 2002, 2001, and 2000, respectively.

      The future minimum rental commitments under noncancelable long-term operating leases due over the next five years are as follows:

2003	$5,219
2004	4,700
2005	3,245
2006	2,173
2007	1,690
Thereafter	895

$17,922

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

      The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals will be reviewed and adjusted, if necessary, as additional information becomes available.

      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5,000 of the sales proceeds are being held in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. Upon completion of remediation the escrowed funds will be released to the Company. Based upon the Company’s current environmental studies, management does not believe the costs of the remediation will materially exceed the amount held in escrow. In the event other environmental matters are discovered beyond those contemplated by the $5,000 held in escrow, the purchasers of the Company’s sugar assets will be responsible for the first $500 of the additional costs, the Company will be responsible for the next $4,500, and thereafter the parties shall share costs equally. The Company expects remediation to be complete in 2003.

      During the fourth quarter of 2000, management became aware of an investigation being conducted by the Florida Department of Environmental Protection of the Company’s former paper mill site and some adjacent real property in Gulf County, Florida (the “Mill Site”). The real property on which the Company’s former paper mill is located is now owned by the Smurfit-Stone Container Corporation and the Company owns the adjacent real property.

      The Florida Department of Environmental Protection submitted a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Site Discovery/Prescreening Evaluation to Region IV of the United States Environmental Protection Agency (“USEPA”) in Atlanta in September 2000. Based on this submission, the USEPA included the Mill Site on the CERCLIS List. The CERCLIS List is a list of sites which are to be evaluated to determine whether there is a potential presence of actionable contaminants. The Florida Department of Environmental Protection, under an arrangement with the USEPA began to prepare a preliminary assessment of the Mill Site. In cooperation with the Smurfit-Stone Container

Corporation, the Company requested the Florida Department of Environmental Protection to allow the Company and the Smurfit-Stone Container Corporation to conduct testing on the Mill Site prior to the submission of a preliminary assessment. At the request of the Florida Department of Environmental Protection, the USEPA agreed to allow the Company and the Smurfit-Stone Container Corporation to conduct a voluntary investigation prior to submitting a preliminary assessment.

      On September 27, 2001, the Company, the Smurfit-Stone Container Corporation and the Florida Department of Environmental Protection executed an Agreement which set forth the parameters under which the Company and the Smurfit-Stone Container Corporation were to conduct testing. Upon completion of the testing, the Company submitted its sampling and analysis report to the Florida Department of Environmental Protection on January 16, 2002. The Florida Department of Environmental Protection, which conducted independent testing of the same sample, has completed its assessment of the data obtained during the Company’s voluntary investigation. Based on its assessment, the Florida Department of Environmental Protection submitted a proposed Consent Order that the Company and Smurfit-Stone Container Corporation have executed. It obligates the Company to conduct further assessment of that portion of the Mill Site owned by the Company and, if necessary, rehabilitate that portion of the Mill Site. Smurfit-Stone Container Company has a corresponding obligation with respect to that portion of the Mill Site it owns.

      Through incorporation of the data and findings which resulted from the Company’s voluntary testing, the Florida Department of Environmental Protection has completed and submitted a preliminary assessment/site investigation report to the USEPA, including a recommendation that the Mill Site be considered “low priority” under CERCLA. Based on this recommendation, the USEPA has deferred further action on the Mill Site and has agreed to allow the Mill Site to be assessed and rehabilitated, if necessary, under the guidance of the Florida Department of Environmental Protection.

      Additionally, on November 5, 2002, the City of Port St. Joe, Florida, enacted a Resolution designating the Mill Site as a Brownfields Redevelopment Area for site rehabilitation under the provisions of applicable Florida law. Florida’s Brownfields program provides economic and tax incentives which may be available to the Company. The Company has entered into a Brownfield Site Rehabilitation Agreement for the Mill Site that obligates the Company to conduct further assessment of that portion of the Mill Site it owns to delineate the extent of contamination, if any, and, if necessary, to rehabilitate that portion. The Consent Order will be held in abeyance pending the completion of the assessment and remediation, if any, of the Mill Site under the terms of the Brownfield Site Remediation Agreement.

      Based on this current information, including the environmental test results, the recommendation for “low priority” USEPA consideration, USEPA agreement to defer further action, and the Brownfields Area local designation, management does not believe the Company’s liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur material additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4,100 and $4,600 as of December 31, 2002 and 2001, respectively.

      At December 31, 2002, the Company was party to surety bonds and standby letters of credit in the amounts of $23,012 and $13,253, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met. At December 31, 2001, the Company was party to surety bonds and standby letters of credit in the amounts of $33,033 and $4,344, respectively.

INDEPENDENT AUDITORS’ REPORT

FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders

The St. Joe Company:

      Under date of February 3, 2003, we reported on the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in this annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Jacksonville, Florida

February 3, 2003

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Initial Cost to Company				Carried at Close of Period

				Costs Capitalized	Land &	Buildings
			Buildings &	Subsequent to	Land	and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Bay County, Florida
Land with infrastructure	$—	$695	$—	$8,500	$9,195	$—	9,195	$241
Buildings	—	—	320	18,794	—	19,114	19,114	51
Residential	—	935	—	11,998	12,933	—	12,933	—
Timberlands	—	3,896	—	13,292	3,896	13,292	17,188	321
Unimproved land	—	289	—	—	289	—	289	—
Broward County, Florida Building	—	2,474	—	10,448	—	12,922	12,922	837
Calhoun County, Florida Timberlands	—	1,774	—	6,077	7,851	—	7,851	147
Unimproved land	—	31	—	—	31	—	31	—
Duval County, Florida
Land with infrastructure	—	257	—	154	411	—	411	—
Buildings	—	—	6	27,642	16,759	10,889	27,648	621
Residential	—	5,880	—	4,094	9,974	—	9,974
Timberlands	—	15	—	—	15	—	15	—
Franklin County, Florida Residential	—	37	—	2,800	2,837	—	2,837	—
Timberlands	—	1,241	—	3,776	5,017	—	5,017	94
Unimproved land	—	167	—	—	167	—	167	—
Gadsden County, Florida
Land with infrastructure	—	—	—	188	188	—	188	—
Timberlands	—	1,302	—	3,626	4,928	—	4,928	92
Unimproved land	—	565	—	—	565	—	565	—
Gulf County, Florida
Land with infrastructure	—	167	—	436	603	—	603	64
Buildings	—	—	536	280	—	816	816	23
Residential	—	310	—	2,997	3,307	—	3,307	—
Timberlands	—	5,238	—	18,777	24,015	—	24,015	448
Unimproved land	—	297	—	—	297	—	297	—
Hillsborough County, Florida
Buildings	—	3,485	—	16,063	3,485	16,063	19,548	1,392
Jefferson County, Florida Buildings	—	—	—	198	—	198	198	—
Timberlands	—	1,547	—	4,181	5,728	—	5,728	107
Unimproved land	—	228	—	—	228	—	228	—
Leon County, Florida
Land with infrastructure	—	836	—	8,882	9,718	—	9,718	28
Buildings	—	—	2,447	8,025	—	10,472	10,472	123
Residential	—	172	—	27,450	27,622	—	27,622	—
Timberlands	—	923	—	3,252	4,175	—	4,175	78
Liberty County, Florida Buildings	—	—	777	43	—	820	820	49
Timberlands	—	3,449	205	8,733	12,182	205	12,387	227
Unimproved land	—	307	—	—	307	—	307	—
Orange County, Florida
Land with infrastructure	—	10,905	—	2,358	13,263	—	13,263	12
Buildings	—	—	17,934	25,072	—	43,006	43,006	1,384
Osceola County, Florida
Residential	—	4,541	—	1,022	5,563	—	5,563	—
Palm Beach County, Florida
Land with infrastructure	—	—	—	6,667	—	6,667	6,667	130
Pinellas County, Florida Buildings	—	—	30,053	640	—	30,693	30,693	2,508

	Initial Cost to Company				Carried at Close of Period

				Costs Capitalized	Land &	Buildings
			Buildings &	Subsequent to	Land	and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
St. Johns County, Florida
Land with infrastructure	—	8,084	—	2,694	10,523	255	10,778	185
Buildings	—	—	1,834	555	—	2,389	2,389	116
Residential	—	8,939	—	25,798	34,737	—	34,737	—
Volusia County, Florida
Land with infrastructure	—	3,288	—	2,400	5,688	—	5,688	265
Buildings	—	—	1,420	110	—	1,530	1,530	100
Residential	—	4,042	—	41,606	45,648	—	45,648	—
Wakulla County, Florida Buildings	—	—	—	81	—	81	81	41
Timberlands	—	1,175	—	3,192	4,367	—	4,367	81
Unimproved land	—	253	—	41	294	—	294	—
Walton County, Florida
Land with infrastructure	—	8,188	—	8,097	16,285	—	16,285	948
Buildings	—	—	18,844	865	—	19,709	19,709	832
Residential	—	2,481	—	38,423	40,904	—	40,904	—
Timberlands	—	354	—	970	1,324	—	1,324	25
Unimproved land	—	5	—	—	5	—	5	—
Other Florida Counties
Land with infrastructure	—	—	—	447	447	—	447	32
Timberlands	—	685	—	936	1,621	—	1,621	29
District of Columbia	—	—	—	—	—	—	—
Buildings	—	—	65,379	—	—	65,379	65,379	1,481
Georgia
Land with infrastructure	—	18,947	—	677	19,624	—	19,624	74
Buildings	—	—	47,346	338	—	47,684	47,684	599
Timberlands	—	220	—	—	220	—	220	4
North Carolina	—	—	—	—	—	—	—
Residential	—	21,232	—	35,961	57,193	—	57,193	—
Tennessee
Unimproved land	—	36	—	—	36	—	36	—
Texas
Land with infrastructure	—	4,242	—	2,339	6,581	—	6,581	115
Building	—	—	—	24,716	—	24,716	24,716	3,319
Virginia
Land with infrastructure	—	5,582	—	1,051	6,633	—	6,633	—

TOTALS	$—	$139,716	$187,101	$437,762	$437,679	$326,900	$764,579	$17,223

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2002 for federal income tax purposes is approximately $591,263

(B)	Reconciliation of real estate owned (in thousands of dollars):

	2002	2001	2000

Balance at Beginning of Year	$661,971	$493,545	$806,897
Amounts Capitalized	378,745	437,826	314,749
Amounts Retired or Adjusted	(276,137)	(269,400)	(628,101)

Balance at Close of Period	$764,579	$661,971	$493,545

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

Balance at Beginning of Year	$9,468	$5,361	$61,272
Depreciation Expense	13,861	6,190	15,047
Amounts Retired or Adjusted	(6,106)	(2,083)	(70,958)

Balance at Close of Period	$17,223	$9,468	$5,361

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners

Arvida/JMB Partners, L.P.

      We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures (the “Partnership”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners’ capital accounts, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Miami, Florida

February 21, 2003, except for note 8
as to which is March 1, 2003, and
note 9 as to which is March 5, 2003

ARVIDA/JMB PARTNERS, L.P.

(A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS
Cash and cash equivalents (note 3)	$88,968,513	$124,356,683
Restricted cash (note 3)	4,051,697	13,347,801
Trade and other accounts receivable (net of allowance for doubtful accounts of $223,000 and $283,360 at December 31, 2002 and 2001, respectively)	623,175	2,110,712
Real estate inventories (notes 4 and 7)	8,102,696	76,128,269
Property and equipment, net (notes 5 and 7)	1,322,873	2,394,580
Investments in and advances to joint ventures, net (note 6)	264,464	440,292
Amounts due from affiliates, net (note 8)	308,132	363,630
Prepaid expenses and other assets	1,632,203	6,880,531
Assets held for sale	32,801,032	46,917,045

Total assets	$138,074,785	$272,939,543

LIABILITIES AND PARTNERS’ CAPITAL ACCOUNTS
Liabilities:
Accounts payable	$3,802,881	$13,040,320
Deposits	2,512,554	15,491,569
Accrued expenses and other liabilities	21,382,068	13,811,536
Liabilities related to assets held for sale	14,316,676	19,945,606

Commitments and contingencies
Total liabilities	42,014,179	62,289,031

Partners’ capital accounts (note 12)
General Partner and Associate Limited Partners:
Capital contributions	20,000	20,000
Cumulative net income	103,582,358	86,226,802
Cumulative cash distributions	(92,755,438)	(75,922,104)

	10,846,920	10,324,698

Holders of Interests (404,000 Interests):
Initial Holder of Interests:
Capital contributions, net of offering costs	364,841,815	364,841,815
Cumulative net income	379,922,908	343,535,036
Cumulative cash distributions	(659,551,037)	(508,051,037)

	85,213,686	200,325,814

Total partners’ capital accounts	96,060,606	210,650,512

Total liabilities and partners’ capital accounts	$138,074,785	$272,939,543

The accompanying notes are an integral part of these consolidated financial statements.

ARVIDA/JMB PARTNERS, L.P.

(A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Housing	$235,479,988	$416,513,636	$348,401,377
Homesites	—	422,994	6,398,196
Land and property	—	16,370,853	18,613,031
Operating properties	—	3,367,135	4,472,471
Brokerage and other operations	2,187,278	4,137,521	4,573,767

Total revenues	237,667,266	440,812,139	382,458,842

Cost of revenues:
Housing	181,246,934	303,084,304	273,051,251
Homesites	—	744,610	5,158,012
Land and property	148,403	12,827,938	13,253,841
Operating properties	74,069	3,261,052	5,008,891
Brokerage and other operations	1,839,912	4,027,994	4,023,716

Total cost of revenues	183,309,318	323,945,898	300,495,711

Gross operating profit	54,357,948	116,866,241	81,963,131
Selling, general and administrative expenses	(13,391,346)	(18,066,369)	(22,185,207)
Asset impairment (note 13)	—	(2,500,000)	—

Net operating income	40,966,602	96,299,872	59,777,924
Interest income	1,618,562	2,824,312	3,377,144
Equity in earnings of unconsolidated ventures (notes 1 and 6)	329,509	317,607	275,580
Interest and real estate taxes, net of amounts capitalized (note 1)	(105,926)	(174,771)	(1,004,656)

Net income from continuing operations	42,808,747	99,267,020	62,425,992
Extraordinary item:
Gain on extinguishment of debt (note 7)	—	—	6,205,044
Discontinued operations:
Gain on sale of assets held for sale (note 2)	7,677,182	—	—
Net income from operations of assets held for sale	3,257,499	2,222,409	1,400,675

Net income	$53,743,428	$101,489,429	$70,031,711

Allocation of net income:
General Partner and Associate Limited Partners	$17,355,556	13,472,256	12,610,854
Limited Partners	36,387,872	88,017,173	57,420,857

Total	$53,743,428	$101,489,429	$70,031,711

Net income from continuing operations per Limited Partner Interest	$64.01	214.41	123.49
Extraordinary item per Limited Partnership Interest	—	—	15.21
Discontinued operations per Limited Partnership Interest:
Net income from operations of assets held for sale	7.98	3.45	3.43
Gain on sale of assets held for sale	18.08	—	—

Net income per Limited Partner Interest	$90.07	$217.86	$142.13

Cash distribution per Limited Partner Interest	$375.00	$200.06	$144.76

The accompanying notes are an integral part of these consolidated financial statements.

ARVIDA/JMB PARTNERS, L.P.

(A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

	General Partner and Associate Limited Partners				Holders of Interests (404,000 Interests)

	Contributions	Net Income	Distributions	Total	Contributions	Net Income	Distributions	Total

Balance December 31, 1999	$20,000	$60,143,692	$(45,246,973)	$14,916,719	$364,841,815	$198,097,006	$(368,748,215)	$194,190,606
2000 activity (note 12)	—	12,610,854	(21,691,765)	(9,080,911)	—	57,420,857	(58,479,921)	(1,059,064)

Balance December 31, 2000	20,000	72,754,546	(66,938,738)	5,835,808	364,841,815	255,517,863	(427,228,136)	193,131,542
2001 activity (note 12)	—	13,472,256	(8,983,366)	4,488,890	—	88,017,173	(80,822,901)	7,194,272

Balance December 31, 2001	20,000	86,226,802	(75,922,104)	10,324,698	364,841,815	343,535,036	(508,051,037)	200,325,814
2002 activity (note 12)	—	17,355,556	(16,833,334)	522,222	—	36,387,872	(151,500,000)	(115,112,128)

Balance December 31, 2002	$20,000	$103,582,358	$(92,755,438)	$10,846,920	$364,841,815	$379,922,908	$(659,551,037)	$85,213,686

The accompanying notes are an integral part of these consolidated financial statements.

ARVIDA/JMB PARTNERS, L.P.

(A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Operating activities:
Net income from continuing operations	$42,808,747	$99,267,020	$62,425,992
Charges (credits) to net income not requiring (providing) cash:
Depreciation and amortization	1,429,254	2,558,387	2,143,525
Equity in earnings of unconsolidated ventures	(329,509)	(317,607)	(275,580)
Provision for doubtful accounts	60,360	4,548	44,512
Gain on sale of operating properties and of property and equipment	—	—	(182,702)
Asset impairment (note 13)	—	2,500,000	—
Changes in:
Restricted cash	9,296,104	9,697,483	(9,453,347)
Trade and other accounts receivable	1,427,177	716,974	23,815,854
Real estate inventories:
Additions to real estate inventories	(118,261,732)	(245,586,341)	(236,704,773)
Cost of revenues	188,368,048	299,038,313	272,002,613
Capitalized interest	(582,281)	(1,196,539)	(2,092,739)
Capitalized real estate taxes	(1,498,462)	(2,553,320)	(2,881,709)
Equity memberships	—	—	1,667,120
Amounts due from affiliates, net	55,498	121,426	165,107
Prepaid expenses and other assets	5,248,328	596,528	(2,628,131)
Accounts payable, accrued expenses and other liabilities	(1,703,345)	(4,016,828)	(6,683,658)
Deposits	(12,979,015)	(14,432,401)	3,748,002

Net cash provided by operating activities of continuing operations	113,339,172	146,397,643	105,110,086

Investing activities:
Acquisitions of property and equipment and construction in progress	(357,550)	(456,010)	(2,212,023)
Proceeds from sales of property and equipment	—	4,031,781	1,562,045
Joint venture distributions, net	541,778	299,417	319,225

Net cash provided by (used in) investing activities of continuing operations	184,228	3,875,188	(330,753)

Financing activities:
Repayments of notes and long-term borrowings	—	—	(27,500,000)
Distributions to General Partner and Associate Limited Partners	(16,833,334)	(8,983,366)	(21,691,765)
Distributions to Limited Partners	(151,500,000)	(80,822,901)	(58,479,921)

Net cash used in financing activities of continuing operations	(168,333,334)	(89,806,267)	(107,671,686)

Net cash provided by (used in) discontinued operations	19,421,764	2,465,702	(7,646,937)

(Decrease) increase in cash and cash equivalents	(35,388,170)	62,932,266	(10,539,290)
Cash and cash equivalents, beginning of year	124,356,683	61,424,417	71,963,707

Cash and cash equivalents, end of year	$88,968,513	$124,356,683	$61,424,417

The accompanying notes are an integral part of these consolidated financial statements.

ARVIDA/JMB PARTNERS, L.P.

(A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Operations and Basis of Accounting

Operations

      The assets of Arvida/JMB Partners, L.P. (the “Partnership”) have consisted principally of interests in land in the process of being developed into master-planned residential communities (the “Communities”) and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership’s Communities have contained a diversified product mix with both resort and primary homes designed for the middle and upper income segments of the various markets in which the Partnership has operated.

      Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, townhouses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; and Highlands, North Carolina. Additional properties owned by the Partnership in or near its Communities have been developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. In addition, the Partnership has sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sold homesites and land parcels were generally smaller local builders who required project specific financing for their developments and whose operations were more susceptible to fluctuations in the availability and terms of financing.

      Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002 the Partnership commenced a solicitation for consents to an amendment (the “Amendment”) to the Partnership’s Amended and Restated Agreement of Limited Partnership providing for an extension of the term of the Partnership’s liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, the General Partner is authorized, in its sole discretion to complete the liquidation of the Partnership by forming a liquidating trust (the “Liquidating Trust”) and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002 a majority of the Holders of Interests gave their consent to the Amendment, which became effective October 29, 2002, and, accordingly, the term of the Partnership’s liquidation period has been extended.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Partnership and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership’s ownership interest is 50% or less.

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

Real Estate Inventories and Cost of Real Estate Revenues

      Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership’s housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. Provisions for value impairment are recorded whenever the estimated future undiscounted cash flows from operations and projected net sales proceeds are less than the net carrying value plus estimated costs to complete development. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value, the Partnership will adjust the carrying value down to its estimated fair value. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

Capitalized Interest and Real Estate Taxes

      Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $582,281, $1,196,539 and $2,092,739 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively, all of which was capitalized. The decrease in interest incurred for the year ended December 31, 2002 as compared to 2001 is due primarily to the continued decline in interest rates through the period, and the decrease in interest incurred for the years 2002 and 2001 as compared to 2000 is due primarily to the repayment of remaining amounts outstanding on the Partnership’s term loan in December 2000, and, to a lesser extent, a decline in interest rates. Interest payments, including amounts capitalized, of $630,775, $939,725 and $1,970,443 were made for the years ended December 31, 2002, 2001 and 2000, respectively.

      Real estate taxes of $1,604,389, $2,728,091 and $3,886,365 were incurred for the years ended December 31, 2002, 2001 and 2000, respectively, of which $1,498,463, $2,553,320 and $2,881,709 were capitalized for the years ended December 31, 2002, 2001 and 2000, respectively. Real estate tax payments of $1,623,615, $2,992,032 and $3,908,090 were made for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, real estate tax reimbursements totaling $20,214, $269,864 and $111,858 were received from the Partnership’s escrow agent during 2002, 2001 and 2000, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership’s club facilities and other operating properties, as these taxes are included in cost of revenues for operating properties, or in Net income from operations of assets held for sale.

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

      Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets, which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $0, $230,000 and $394,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of loan origination fees, which is included in interest expense, of approximately $50,000, $146,000 and $250,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

Discontinued Operations

      Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of The Shoppes of Town Center, the Weston Hills Country Club, the AOK Group, which owned an approximate 46 acre parcel (the “Ocala Parcel”) near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the “Waterways II Parcel”) on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, and certain commercial office units in Weston, which meet the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

      Condensed financial information relating to Assets held for sale is as follows:

	December 31,	December 31,
	2002	2001

Assets held for sale:
Property and equipment, net	$30,776,784	$40,279,546
Other assets	2,024,248	6,637,499

Total assets	32,801,032	46,917,045

Liabilities related to assets held for sale:
Notes and Mortgages payable	13,800,753	13,775,577
Other liabilities	515,923	6,170,029

Total liabilities	14,316,676	19,945,606

Net Assets held for sale	$18,484,356	$26,971,439

Investments in and Advances to Joint Ventures, Net

      In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those joint venture investments for which the Partnership does not have majority control and where the Partnership’s ownership interest is 50% or less.

      Investments in the remaining joint ventures are carried at the Partnership’s proportionate share of the ventures’ assets, net of their related liabilities and adjusted for any basis differences. Basis differences result from the purchase of interests at values which differ from the recorded cost of the Partnership’s proportionate share of the joint ventures’ net assets.

Interest Rate Swaps

      The Partnership had entered into interest rate swap agreements to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt under its credit facility. As of July 31, 2001, all interest rate swap agreements had expired. The interest-rate swap agreements were in effect with respect to the term loan which was paid off in December 2000. The swap agreements were amortized annually through the scheduled maturity of the term loan. These agreements involved the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the loan without an exchange of the notional amount upon which the payments are based. The differential was paid or received as interest rate changes were calculated and paid monthly by the appropriate party. Prior to 2001, such payments or receipts were recorded as adjustments to interest expense in the periods in which they were incurred. Subsequent to December 31, 2000, and upon the adoption of SFAS 133, the Partnership recognized a net loss of $127,101 related to the ineffectiveness of the hedging instrument. This amount is included in interest expense in the accompanying consolidated statement of operations for 2001.

Partnership Records

      The Partnership’s records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership’s accounts in accordance with GAAP and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not reflected on the records of the Partnership. The net effect of these items is summarized as follows:

	2002		2001

	GAAP Basis	Tax Basis	GAAP Basis	Tax Basis

		(Unaudited)		(Unaudited)
Total assets	$138,074,785	$139,543,607	$272,939,543	$285,960,265
Partners’ capital accounts:
General Partner and Associate Limited Partners	10,846,920	10,028,270	10,324,698	9,506,239
Holders of Interests	85,213,686	132,123,537	200,325,814	252,862,794
Net income:
General Partner and Associate Limited Partners	17,355,556	17,355,363	13,472,256	13,471,872
Holders of Interests	36,387,872	30,795,265	88,017,173	77,532,795
Net income per Interest	90.07	76.23	217.86	191.91

      Reference is made to note 12 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

Reclassifications

      Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Income Taxes

      No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the General Partner, Associate Limited Partners and Holders of Interests are deemed distributions to them. The cash distributions per Interest made during the years ended December 31, 2002, 2001 and 2000 include $0, $.06 and $.05, respectively, which represent each Holder’s share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 2002, 2001 and 2000 tax years, respectively.

Recent Accounting Pronouncements

      On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Partnership’s consolidated balance sheets, results of operations or cash flows.

      In May 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operation, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Partnership adopted SFAS 145 for all transactions beginning May 16, 2002. The adoption of SFAS 145 did not have a material impact on the Partnership’s consolidated balance sheets, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (the Interpretation) which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The Interpretation’s disclosure requirements are effective for financial statements ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of the Interpretation is described below.

Warranty Reserves

      In the normal course of business, the Partnership will incur warranty related costs associated with homes which have previously closed. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is closed. The Partnership monitors this reserve on a quarterly basis by evaluating the historical warranty experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from the currently estimated amounts.

      For the year ended December 31, 2002 and 2001, changes in the warranty accrual consisted of the following: 2002

	2002	2001

Accrued warranty costs, beginning of year	$3,042,000	$2,589,000
Estimated liability recorded	3,201,000	4,638,000
Payments made	(4,081,000)	(4,185,000)

Accrued warranty costs, end of year	$2,162,000	$3,042,000

2.     Investment Properties

      The Partnership’s Communities, other than Weston, have completed construction. The Partnership’s Weston Community, located in Broward County and the Partnership’s largest community, is in its final stage, with the construction of 128 townhomes remaining at December 31, 2002. All of these townhomes are under contracts for sale. The Water’s Edge Community in Atlanta, Georgia and the Cullasaja Club near Highlands, North Carolina were sold out and closed during 2000. The Partnership assigned its remaining interest in the equity club memberships for the Broken Sound Club back to the club in 2000, and terminated its interest in this project in connection with the settlement of certain litigation. The Partnership’s condominium project on Longboat Key, Florida known as Arvida’s Grand Bay was completed in 1999, and all units were sold and closed by January 2000. All of the units in the River Hills Country Club Community in Tampa, Florida were sold and closed as of December 31, 2001. All of the units in the Jacksonville Golf & Country Club in Jacksonville, Florida were sold and closed as of December 31, 1998.

      On October 1, 2002, the Partnership, through certain consolidated entities (collectively the “Seller”), closed on the sale of Weston Hills Country Club (the “Country Club”) to an unaffiliated third party. Under the sale and purchase agreement, the seller made certain representations, warranties and indemnities for the benefit of the purchaser that will survive for one year from the date of the closing. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period, and is therefore reflected as restricted cash on the accompanying consolidated balance sheet at December 31, 2002. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

      On December 4, 2002, the Partnership, through certain consolidated entities, closed on the sale of the Waterways II Parcel to an unaffiliated third party. The Partnership was constructing a shopping center on the Waterways II Parcel which was not completed on the date of the sale. Under the terms of the agreement, the seller assigned to the buyer the seller’s rights and obligations under the construction contract and the plans and specifications for construction as well as an agreement for parking. The gross sale price of the Waterways II Parcel was $5,151,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $4,588,000. The sale resulted in a gain of approximately $1,170,000 for both financial reporting and Federal income tax purposes.

      On December 27, 2002, the Partnership, through certain consolidated entities, closed on the sale of the Ocala Parcel to an unaffiliated third party for a gross sale price of $1,400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $1,266,000. The sale resulted in a loss of approximately $380,000 for financial reporting purposes and a loss of approximately $2,610,000 for income tax purposes.

      Reference is made to note 7 for a discussion regarding the sale of the Partnership’s assets in the Cullasaja Club Community and to note 13 for a discussion regarding the sale of the Weston Athletic Club.

3.     Cash, Cash Equivalents and Restricted Cash

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

4.     Real Estate Inventories

      Real estate inventories at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Land held for future development or sale	$—	$395,329
Community development inventory:
Work in progress and land improvements	8,102,696	58,733,599
Completed inventory	—	16,999,341

Real estate inventories	$8,102,696	$76,128,269

      Reference is made to notes 1 and 13 for a discussion regarding the impairment of long-lived assets.

5.     Property and Equipment

      Property and equipment at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Land	$—	$—
Land improvements	109,294	272,824
Buildings	3,125,598	4,344,177
Equipment and furniture	4,097,868	7,782,554
Construction in progress	178,576	81,337

Total	7,511,336	12,480,892
Accumulated depreciation	(6,188,463)	(10,086,312)

Property and equipment, net	$1,322,873	$2,394,580

      Depreciation expense of approximately $1,429,000, $2,558,000 and $2,144,000 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively.

      Reference is made to notes 1 and 13 for a discussion regarding the impairment of long-lived assets.

6.     Investments in and Advances to Joint Ventures, Net

      The Partnership has or had investments in real estate joint ventures with ownership interests of 50%. The Partnership’s joint venture interests accounted for under the equity method in the accompanying consolidated financial statements are as follows:

		Location of
Name of Venture	% of Ownership	Property

A&D Title, L.P.	50	Florida
Arvida Pompano Associates Joint Venture	50	Florida
Mizner Court Associates Joint Venture	50	Florida
Mizner Tower Associates Joint Venture	50	Florida
Ocala 202 Joint Venture	50	Florida
Tampa 301 Associates Joint Venture	50	Florida

      The following is combined unaudited summary financial information of joint ventures accounted for under the equity method.

	December 31,	December 31,
	2002	2001

ASSETS
Real estate inventories	$104,450	$104,450
Other assets	172,165	777,800

Total assets	$276,615	$882,250

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, deposits and other liabilities	$129,691	$288,932
Total liabilities	129,691	288,932
Venture partners’ capital	73,462	296,659
Partnership’s capital	73,462	296,659

Total liabilities and partners’ capital	$276,615	$882,250

COMBINED RESULTS OF OPERATIONS

	December 31,	December 31,	December 31,
	2002	2001	2000

Revenues	$1,731,139	$2,158,997	$1,585,299

Net income	$566,033	$867,378	$163,855

Partnership’s proportionate share of net income	$283,017	$433,689	$81,927

Partnership’s equity in earnings of unconsolidated ventures	$329,509	$317,607	$275,580

      The following is a reconciliation of the Partnership’s capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

	December 31,	December 31,
	2002	2001

Partnership’s capital, equity method	$73,462	$296,659
Basis difference	191,002	133,242

Investments in joint ventures	264,464	429,901
Advances to joint ventures, net	—	10,391

Investments in and advances to joint ventures, net	$264,464	$440,292

      The Partnership’s share of net income is based upon its ownership interest in investments in joint ventures which are accounted for in accordance with the equity method of accounting. Equity in earnings of unconsolidated ventures represents the Partnership’s share of each venture’s net income, and may reflect a component of purchase price adjustments included in the Partnership’s basis. Such adjustments are generally amortized to income in relation to the cost of revenue of the underlying real estate assets. These factors contribute to the differential in the Partnership’s proportionate share of the net income or loss of the joint ventures and its Equity in earnings of unconsolidated ventures as well as to the basis differential between the Partnership’s investments in joint ventures and its equity in underlying net assets, as shown above.

      There are certain risks associated with the Partnership’s investments made through joint ventures including the possibility that the Partnership’s joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. In addition, under certain circumstances, either pursuant to the joint venture agreements or due to the Partnership’s obligations as a general partner, the Partnership may be required to make additional cash advances or contributions to certain of the ventures.

7.     Notes and Mortgages Payable

      Notes and mortgages payable at December 31, 2002 and 2001 (included in Liabilities related to assets held for sale) are summarized as follows:

	2002	2001

Construction loan of $20,000,000 bearing interest at approximately 3.2% at December 31, 2002)	$13,800,753	$13,775,577

      On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. being the primary agent on the facility. The credit facility which matured on July 31, 2001, consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed at the maturity date. The $20 million revolving line of credit was extended for a fee of $50,000 through September 30, 2002 with First Union National Bank as the only lender. There were no borrowings on the revolving line of credit, which expired on September 30, 2002.

      The Partnership originally had interest rate swap agreements with respect to $50 million of the term loan. The interest rate swap agreements fixed the interest rates and were amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001. The Partnership has approximately $3.2 million of letters of credit outstanding at December 31, 2002, all of which are cash collateralized. The combined effective interest rate for the Partnership’s credit facilities for the years ended December 31, 2001 and 2000, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.5% per annum and 9.8% per annum, respectively.

      In March 2000, the Partnership closed on the sale of the remaining lots at the Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and

Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statements of operations. This transaction resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes.

      In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2002, the balance outstanding on the loan was approximately $13,800,800. This amount is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) was based on the relevant LIBOR rate plus 1.8% per annum. Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest were due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan could be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and was completed by December 31, 2002. Reference is made to note 16 regarding payment of the outstanding loan balance.

8.     Transactions with Affiliates

      Fees, commissions and other expenses paid or payable by the Partnership to affiliates of the General Partner for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Insurance commissions	$312,711	$284,474	$306,268
Reimbursement (at cost) for accounting services	111,967	159,366	132,147
Reimbursement (at cost) for treasury services	601,526	415,127	329,097
Reimbursement (at cost) for legal services	82,707	57,921	14,884

	$1,108,911	$916,888	$782,396

      The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2002, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $188,400. Approximately $15,200 was outstanding at December 31, 2002, all of which was received as of March 1, 2003. For the years ended December 31, 2001 and 2000, the Partnership was entitled to receive reimbursements of approximately $315,500 and $523,700, respectively.

      In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. (“St. Joe/Arvida”), which acquired the major assets of Arvida Company (“Arvida”). The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner’s interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement generally have been provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. Charges and related reimbursements between the Partnership and St. Joe/Arvida are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Partnership or St. Joe/Arvida, may include salaries and salary related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

      For the years ended December 31, 2002, 2001 and 2000, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $3,399,000, $4,446,000 and $4,666,000, respectively, for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. Such reimbursements included amounts owing in connection with the Partnership’s achievement of certain profit and cash flow levels. In addition, at December 31, 2002, the Partnership owed St. Joe/Arvida approximately $87,400 for general and administrative costs pursuant to the sub-management agreement including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of March 1, 2003. For the years ended December 31, 2002, 2001 and 2000, the Partnership received approximately $6,045,800, $4,244,000 and $1,086,700, respectively, from St. Joe/Arvida or its affiliates. In addition, $380,300 was owed to the Partnership at December 31, 2002, all of which was received as of March 1, 2003.

      The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the year ended December 31, 2002, the Partnership was entitled to receive approximately $0 from these entities. For the years ended December 31, 2001 and 2000, the Partnership was entitled to reimbursements of approximately $110,600 and $1,001,000, respectively, from these entities.

      The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities’ operations, such fees are typically paid in arrears. For the years ended December 31, 2002, 2001 and 2000, the Partnership was entitled to receive approximately $464,943, $375,500 and $455,200, respectively. At December 31, 2002, no amount was owed to the Partnership.

      In January 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $8,977,778. In April 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $3,366,667. In October 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889.

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

      Amounts receivable from or payable to the General Partner, St. Joe/Arvida or their respective affiliates do not bear interest.

9.     Commitments and Contingencies

      As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $0 and $15,960,900, respectively, at December 31, 2002. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $370,700 at December 31, 2002.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe/Arvida for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership’s rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The Partnership currently expects that the assignment and assumption will be modified to be made effective January 1, 2004.

      Rental expense of $1,637,360, $1,788,703 and $1,493,349 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

      Other than for the suits discussed below, these lawsuits have been settled, and one of the Partnership’s insurance carriers that has paid for settlements of these lawsuits has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. This carrier’s position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of the insurance carrier’s reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

      The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company (“American Reliance”). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (“Disney”) is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by one of its insurance carriers. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

      The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek unspecified damages, attorneys’ fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership’s indemnification rights and has filed a third-party complaint against it pursuant to the Partnership’s rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney’s affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off of August 15, 2003, and a trial date to be set thereafter.

      In a matter related to the Lakes of the Meadow development, the Miami-Dade County Building Department (“Building Department”) retained the services of an engineering firm, All State Engineering, to inspect the condominiums that are the subject of the lawsuit. On February 27, 2002, the Building Department apparently advised condominium owners throughout the development that it found serious life-safety building code violations in the original construction of the structures and issued notices of violation under the South Florida Building Code. The condominium owners were further advised that the notices of violation would require affirmative action on their part to respond to the notices through administrative proceedings and/or by addressing the alleged deficiencies.

      On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of the Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages and such other relief as the plaintiffs believe they are entitled, including punitive damages. As to the claim for punitive damages, the Court subsequently denied plaintiffs leave to amend the complaint to add a punitive damage claim. With this demand, plaintiffs have sought to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association Nos. 1-7 and 9. In this mediation session, a mediation conducted on November 15-16, 2002, and in various other communications, the parties have exchanged technical information regarding the issues raised by the notices of violation, plaintiffs’ demands, and possible ways in which to address those issues. Further sessions and discussions are expected.

      The Partnership is currently being defended by counsel paid for by United States Fire Insurance Company (“U.S. Fire”), one of the Partnership’s insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. (“Association No. 8”) for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department’s notices of violations for that Association’s condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Associations’ units. On February 7, 2003, Association No. 8 received permits approving its plans and is in the process of putting the plans out for actual bids. Based on currently known information, the Partnership estimates that it may cost approximately $1,715,000 to fund the cost of addressing the construction issues in accordance with the approved plans. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked U.S. Fire to pay the expense of addressing these construction issues for Association No. 8. In the event that U.S. Fire does not fund these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire or the Partnership’s excess insurance carrier, The Home Insurance Company (the “Home”).

      On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that neither U.S. Fire nor Home funds these costs, the Partnership may fund these costs under the circumstances and seek reimbursement from U.S. Fire and/or Home.

      The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

      On August 9, 2002, the Partnership received a reservation of rights letter from U.S. Fire, by which it purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney’s fees and expenses if it is determined there is no coverage.

      As a result of this reservation of rights letter and the demands being made by the plaintiffs in the mediation sessions, on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages (“Illinois action”). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation; actual damages, including full indemnification for the Lakes of the Meadow litigation; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the Court deems just and proper under the circumstances. On November 20, 2002, the same day, U.S. Fire filed a single count complaint, United States Fire Insurance Company v. Arvida/JMB Partners, L.P. in the United States District Court for the Southern District of Florida, Miami Division, Case No.: 02-23366-Civ-Moore (hereafter, “Florida federal case”), seeking a declaratory judgment against the Partnership that U.S. Fire owes the Partnership no duties of indemnification or defense with respect to the Lakes of the Meadows litigation. The Partnership has filed a motion to dismiss the Florida federal case because the Partnership does not believe that the court has diversity jurisdiction to adjudicate this matter. The parties are engaged in discovery with respect to the jurisdictional issue. The Florida federal case is currently set for trial commencing December 15, 2003. The Partnership believes that this suit is without merit and intends to vigorously defend itself.

      In a December 20, 2002 letter, Home and its agent, Risk Enterprise Management Limited (“REM”), advised the Partnership of Home’s position that the Home policy provides coverage for the Lakes of the Meadow litigation only in the event that the U.S. Fire policy provides coverage and that U.S. Fire pays the limits under its policy. Given Home’s position, the Partnership amended its Illinois action to add Home and REM as defendants in order to obtain, among other things, a declaration that Home is obligated to defend and indemnify the Partnership for the Lakes of the Meadow litigation; actual damages; such other direct and consequential damages as proven at trial; prejudgment interest; and any other legal and equitable relief that the court deems just and proper under the circumstances.

      On February 10, 2003, U.S. Fire filed in the United States District Court for the Northern District of Illinois, Eastern Division, a notice of removal of civil action to remove the Illinois action to federal court. The pending federal matter is filed as Arvida/JMB Managers, Inc. v. U.S. Fire Insurance Company, Home Insurance Company, and Risk Enterprise Management Inc., Case No. 03 C 0988 (hereafter, “Illinois federal case”). The Partnership has filed a motion to remand the Illinois federal case to the Illinois state court because the Partnership does not believe that the federal court has diversity jurisdiction to adjudicate the matter.

      In a separate proceeding on March 5, 2003, a superior court judge for the state of New Hampshire entered an order placing Home under an order of rehabilitation in order to preserve and protect the interests and assets of Home and to stay all actions and proceedings against it for a period of ninety days, except as may be modified by further order of the court. The Partnership is evaluating the effect, if any, that this order may have on the Illinois federal case and the coverage provided by Home.

      The Partnership strongly disagrees with the positions taken by U.S. Fire and Home and believes that it is covered under the terms of the relevant policies. However, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

      In 1994, the Partnership was advised by Merrill Lynch that various investors sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys’ fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 (“Agency Agreement”) with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants sought to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch’s alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch may be defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership’s offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch’s solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to the demands for indemnification made by Merrill Lynch. Although there can be no assurance regarding the outcome of the demands for indemnification, the Partnership believes that a material loss for the Partnership as a result of the demands for indemnification by Merrill Lynch is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

      The Partnership is also a defendant in several actions brought against it arising in the normal course of business. It is the belief of the General Partner, based on knowledge of facts and advice of counsel, that the claims made against the Partnership in such actions will not result in any material adverse effect on the Partnership’s consolidated financial position or results of operations.

10.     Tax Increment Financing Entities

      In connection with the development of the Partnership’s Weston Community, bond financing is utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by the Indian Trace Community Development District (“District”), a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District. The use of this type of bond financing is a common practice for major land developers in South Florida.

      Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the “Series 1997 Bonds”). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District’s water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At December 31, 2002, the amount of bonds issued and outstanding totaled approximately $108.0 million. For the years ended December 31, 2002, 2001 and 2000, the Partnership paid special assessments related to the bonds of approximately $1.3 million, $1.4 million and $2.8 million, respectively.

11.     Fair Value of Financial Instruments

      SFAS No. 107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its Cash and cash equivalents, Restricted cash, Trade and other accounts receivable, Investments in and advances to joint ventures, Amounts due from affiliates, Prepaid expenses and other assets, Assets held for sale and Liabilities related to assets held for sale approximate their fair values at December 31, 2002 and 2001.

12.     Partnership Agreement

      Pursuant to the terms of the Partnership Agreement (and subject to Section 4.2F which allocates Profits, as defined, to the General Partner and Associate Limited Partners), profits or losses of the Partnership will be allocated as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period and the amount of cash flow anticipated to be distributed to them in future periods, with the remainder of the profits allocated to the Holders of Interests, except that in all events, the General Partner shall be allocated at least 1% of profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Holders of Interests.

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

      For the years ended December 31, 2002, 2001 and 2000, the Partnership had net income for financial reporting and Federal income tax purposes. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 2002 was approximately $17,355,000. The amount of net income allocated, collectively, to the General and Associate Limited Partners for both financial reporting and Federal income tax purposes for the year ended December 31, 2001 was approximately $13,472,000. The amount of net income allocated, collectively, to the General and Associated Limited Partners for both financial reporting and Federal income tax purposes for the year ended December 31, 2000 was approximately $12,611,000 and $12,541,000, respectively. These allocations are based on cash distributions made and, for 2002 anticipated to be made, to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

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

      With the distribution made in February 2000, the Holders of Interests have received total distributions of Cash Flow in excess of their Capital Investments (i.e., $1,000 per Interest). Accordingly, during 2000, the General Partner and Associated Limited Partners (collectively) were entitled to receive, and did receive, the amount of their deferred distributions. However, the Holders of Interests are expected to receive cumulative distributions of Cash Flow that are less than the sum of a 10% per annum return (non-compounded) on their Adjusted Capital Investments plus the return of their Capital Investments, regardless of the amount of time that it takes for the completion of the liquidation of the Partnership’s assets and the winding up and termination of the Partnership (or, if applicable, a Liquidating Trust as a successor to the Partnership). Accordingly, the interests of the General Partner and Associate Limited Partners, collectively, in distributions of Cash Flow are expected to remain at their current 10% level and not increase during the period for the liquidation of assets and the winding up and termination of the Partnership (or, if applicable, a Liquidating Trust). Reference is made to the section entitled “Operations” in Note 1 for information concerning the liquidation, winding up and termination of the Partnership (or, if applicable, a Liquidating Trust).

13.     Impairment of Long-Lived Assets

      In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the “Weston Club”). The loss was recorded based upon the difference between the carrying value of the Weston Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Weston Club to the unaffiliated third party for a total sale price of $4.25 million.

      In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory and the sales center at its Water’s Edge Community for a sales price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. These sales are reflected in Homesite revenues and costs of revenues on the accompanying consolidated statements of operations for the year ended December 31, 2000. These transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $3.2 million loss for Federal income tax reporting purposes in 2000.

14.     Legal Settlements

      During 2000, the Partnership entered into two settlement agreements regarding the Council of Villages and Savoy lawsuits, which related to the Broken Sound Community. Under the terms of the settlement agreements, the following actions took place: (1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case were dismissed with prejudice and appropriate releases were executed; (2) the Partnership paid approximately $2.2 million to Broken Sound Club, Inc. (the “Club”), approximately $1.1 million to Country Club Maintenance Association, Inc. (“CCMA”), and $1.65 million to the Council of Villages, Inc.; (3) the Partnership continued to manage the operations of the Club from January 1 through November 8, 2000 for a management fee of $175,000; (4) the Club and CCMA limited to $500,000 the amount which they agreed to pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership agreed to pay any fees and costs in excess of $500,000, which amount was not substantial; (5) the Partnership forgave certain indebtedness in the approximate amount of $1.6 million owed by the Club; (6) the Partnership assigned to the Club 207 unsold Club memberships which the Partnership had held for sale; (7) Disney paid $900,000 to the Partnership; and (8) the Partnership provided an interest-free line of credit for the Club’s working capital needs, which has been repaid to the Partnership. Pursuant to the settlement, management of the Club was turned over to the members at closing of the settlement agreements.

15.     Quarterly Financial Information (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Total revenues	$81,966,240	109,397,034	109,825,550	139,623,315
Gross operating profit	19,644,818	29,337,414	32,183,576	35,700,433
Net income	16,945,686	26,416,117	26,952,487	31,175,139
Net income per Limited Partnership Interest	41.53	64.73	56.04	55.56

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Total revenues	$89,649,677	81,856,386	66,084,043	77,160
Gross operating profit (loss)	23,749,085	18,793,760	14,588,174	(2,773,071)
Net income	21,922,350	17,581,758	12,736,738	1,502,582
Net income (loss) per Limited Partnership Interest	53.72	35.58	31.21	(30.44)

      The Gross operating profit, Net income and Net income (loss) per Limited Partnership Interest for the fourth quarter of 2002, as compared to the previous quarterly periods for that year, was adversely affected by (i) a significant decline in revenues from continuing operations attributable to the Partnership’s continuing liquidation of its assets, and (ii) an accrual of approximately $2.4 million relating to certain contingent liabilities for Housing cost of revenues. The adverse effect of such items on the Net income (loss) was partially offset by the recognition of approximately $7.7 million in Gain on sale of Assets held for sale relating to the Country Club, the Waterways II Parcel and the Ocala Parcel. The Net income (loss) per Limited Partnership Interest was also affected by the allocation of income to the General Partner and Associate Limited Partners equal to the amount of cash flow distributions made and anticipated to be made to the General Partner and Associate Limited Partners for 2002 and future periods. Reference is made to note 12 for a discussion of the allocations of profits and losses to the General Partner and Associate Limited Partners, collectively, and the Holders of Interests.

16.     Subsequent Events

      During February 2003, the Partnership made a distribution for 2002 of $20,200,000 to its Holders of Interests ($50 per Interest) and $2,244,444 to the General Partner and Associate Limited Partners, collectively.

      On February 7, 2003, the Partnership through certain consolidated entities (collectively, the “Seller”), closed on the sale of The Shoppes of Town Center (the “Shoppes”) to unaffiliated third parties (collectively, the “Buyer”). The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the Seller’s outstanding loan balance totaled approximately $18,198,000. Under the Sale and Purchase Agreement, the Seller made certain representations, warranties and indemnities for the benefit of the Buyer that extend beyond the closing of the sale. In addition, pursuant to the terms of the Sale and Purchase Agreement, the Seller entered into an agreement to indemnify the Buyer’s lender from certain possible claims related to the Shoppes. In accordance with such indemnification, the Seller deposited $100,000 and the Buyer deposited $50,000 in escrow to secure the obligation to indemnify the Buyer’s lender for such claims. Pursuant to the Sale and Purchase Agreement, the Seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The net book value and net cash proceeds received from the sale represented approximately 22% and 13%, respectively, of the Partnership’s total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,990,000 for financial reporting purposes and a gain of approximately $2,460,000 for Federal income tax purposes.