Form 10-Q
period 2003-03-31
ST JOE CO
filed 2003-05-14
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 500, 245 Riverside Avenue, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 301-4200
(Registrant’s telephone number, including area code)

Suite 400, 1650 Prudential Drive, Jacksonville, FL 32207
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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2003, there were 99,241,854 shares of common stock, no par value, issued and 76,244,878 outstanding, with 22,996,976 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

		Page No.

PART I Financial Information:

Item 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2003 and December 31, 2002	3

	Consolidated Statements of Income — Three months ended March 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows — Three months ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II Other Information

Item 1.	Legal Proceedings (See Part I, Item 1, Note 8.)

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

Certifications		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	March 31,	December 31,
	2003	2002

ASSETS
Investment in real estate	$823,412	$806,701
Cash and cash equivalents	66,832	73,273
Short term investments	1,131	1,131
Accounts receivable	59,518	48,583
Prepaid pension asset	92,090	90,990
Property, plant and equipment, net	44,040	42,907
Goodwill and intangible assets	55,427	55,238
Other assets	49,248	51,064

Total assets	$1,191,698	$1,169,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$334,085	$320,915
Accounts payable	54,026	46,409
Accrued liabilities	100,363	104,806
Deferred income taxes	219,178	212,017
Minority interest in unconsolidated subsidiaries	5,390	5,647

Total liabilities	713,042	689,794
Stockholders’ equity:
Common stock, no par value; 180,000,000 shares authorized; 98,086,103 and 97,430,600 issued at March 31, 2003 and December 31, 2002, respectively	134,980	122,709
Retained earnings	901,139	892,622
Restricted stock deferred compensation	(402)	(512)
Treasury stock, at cost, 22,229,606 and 21,426,202 shares at March 31, 2003 and December 31, 2002, respectively	(557,061)	(534,726)

Total stockholders’ equity	478,656	480,093
Commitments and contingencies (Notes 6 and 9)

Total liabilities and stockholders’ equity	$1,191,698	$1,169,887

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,

	2003	2002

Operating revenues	$146,511	$121,680

Expenses:
Operating expenses	108,219	88,368
Corporate expense, net	6,006	5,319
Depreciation and amortization	6,640	4,949

Total expenses	120,865	98,636

Operating profit	25,646	23,044

Other (expense) income:
Investment income	176	1,029
Interest expense	(3,207)	(3,926)
Gain on settlement of forward sale contracts	—	94,698
Other, net	773	1,704

Total other (expense) income	(2,258)	93,505

Income from continuing operations before income taxes and minority interest	23,388	116,549
Income tax expense	8,748	44,169
Minority interest	249	177

Income from continuing operations	14,391	72,203

Income from discontinued operations:
Earnings from discontinued operations (net of income taxes of $1,244)	—	1,980
Gains on sales of discontinued operations, net of income taxes of $117)	—	187

Total income from discontinued operations	—	2,167

Net income	$14,391	$74,370

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.19	$0.90
Income from discontinued operations:
Earnings from discontinued operations	—	0.03
Gain on sale of discontinued operations	—	—

Net income	$0.19	$0.93

Diluted
Income from continuing operations	$0.18	$0.87
Income from discontinued operations:
Earnings from discontinued operations	—	0.03
Gain on sale of discontinued operations	—	—

Net income	$0.18	$0.90

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$14,391	$74,370
Adjustments to reconcile net income to net cash used in operating activities:
Gain recorded on settlement of forward sale contracts	—	(94,698)
Depreciation and amortization	6,640	5,841
Imputed interest on long-term debt	—	2,589
Minority interest in income	249	177
Gain on sales of property and investments	(16,468)	(21,041)
Equity in losses (income) of unconsolidated joint ventures	3,745	(4,268)
Distributions from unconsolidated community residential joint ventures	5,310	21,580
Origination of mortgage loans, net of proceeds from sales	—	(8,969)
Repayments of mortgage warehouse line of credit, net of proceeds	—	(8,681)
Deferred income tax expense	7,161	17,205
Cost of community residential properties	61,189	39,959
Expenditures for community residential properties	(75,122)	(64,065)
Loss on valuation of derivative	—	(861)
Changes in operating assets and liabilities:
Accounts receivable	(10,935)	(470)
Other assets	(747)	5,659
Accounts payable and accrued liabilities	3,819	19,586
Income taxes payable	—	3,716
Cash of discontinued operations	—	(20,695)

Net cash used in operating activities	(768)	(33,066)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,814)	(3,904)
Purchases of investments in real estate	(16,979)	(10,921)
Investments in joint ventures and purchase business acquisitions, net of cash received	(2,459)	(5,041)
Proceeds from dispositions of assets	22,519	25,515
Proceeds from settlement of forward sale contracts	—	1,525
Maturities and redemptions of short-term investments	—	5,757

Net cash (used in) provided by investing activities	(733)	12,931
Cash flows from financing activities:
Repayments of revolving credit agreements, net of proceeds	—	(195,764)
Proceeds from other long-term debt	14,474	213,023
Repayments of other long-term debt	(729)	(984)
Proceeds from exercise of stock options and stock purchase plan	8,538	14,018
Dividends paid to stockholders	(6,089)	(6,463)
Treasury stock purchased	(21,134)	(3,467)

Net cash (used in) provided by financing activities	(4,940)	20,363
Net (decrease) increase in cash and cash equivalents	(6,441)	228
Cash and cash equivalents at beginning of period	73,273	40,940

Cash and cash equivalents at end of period	$66,832	$41,168

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share amounts)

1. Basis of presentation

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year.

2. Summary of significant accounting policies

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS 123”) permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in FAS 123 has been applied. Under APB 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     In December 2002, the Financial Accounting Standards Board  (the “FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transitional guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

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

     Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months	Three months
	ended	ended
	March 31, 2003	March 31, 2002

Net income:
Net income as reported	$14,391	$74,370
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	132	68
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,177)	(1,326)

Net income – pro forma	$13,346	$73,112

Per share – Basic:
Earnings per share as reported	$0.19	$0.93
Earnings per share – pro forma	$0.18	$0.92
Per share – Diluted:
Earnings per share as reported	$0.18	$0.90
Earnings per share – pro forma	$0.17	$0.88

Earnings Per Share

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

     Through August 2002, the Company’s Board of Directors had authorized a total of $650,000 for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “St. Joe Stock Repurchase Program”), of which $99,300 remained not yet expended at March 31, 2003. The Company has also entered into a series of agreements with the Alfred I. duPont Testamentary Trust (the “Trust”), the majority stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program, the most recent of which began on February 10, 2003 and expired on May 11, 2003. On May 14, 2003, the Trust advised the Company that it will participate in the St. Joe Stock Repurchase Program for an additional 90 day period.

     As of March 31, 2003, the Company had repurchased 15,082,066 shares on the open market and 6,853,826 shares from the Trust. In addition, during the first three months of 2003, the Company issued 626,364 shares upon the exercise of stock options.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended March 31,

	2003	2002

Basic	76,006,597	79,836,801
Diluted	78,333,833	82,974,001

Comprehensive Income

     Comprehensive income is equal to net income plus other comprehensive income. For the three months ended March 31, 2003, comprehensive income is equal to net income because there was no other comprehensive income. For the three months ended March 31, 2002, the Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. As a result, for the three months ended March 31, 2003 and 2002, total comprehensive income was $14,391 and $11,105, respectively.

Supplemental Cash Flow Information

     The Company paid $7,910 and $3,230 for interest in the first three months of 2003 and 2002, respectively. The Company received income tax refunds of $794 and $1,187, net of payments made, in the first three months of 2003 and 2002, respectively. The Company capitalized interest expense of $1,911 and $1,122 during the first three months of 2003 and 2002, respectively.

     The Company’s non-cash activities included the surrender of shares of Company stock by executives of the Company. During the three months ended March 31, 2003, executives surrendered Company stock worth $801 as payment for taxes due on the vesting of restricted stock and $400 as payment for the exercise of stock options and taxes due on the exercise of stock options. During the three months ended March 31, 2002, executives surrendered Company stock worth $1,246 as payment for taxes due on the vesting of restricted stock.

     Cash flows related to residential real estate development activities are included in operating activities on the statements of cash flows.

New FASB Interpretations

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 introduces new disclosures and liability recognition requirements for guarantees of debt that fall within its scope. As of January 1, 2003, the Company has adopted FIN 45 and will apply the liability recognition requirements to all guarantees entered into or modified after December 31, 2002. There were no additions to or modifications of guarantees during the first quarter of 2003.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among the parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity’s expected losses, receives a majority of its expected residual returns, or both. Management has not yet completed its evaluation of the applicability of FIN 46 to its current structure, but does not believe that it is reasonably possible that any loss will result from the adoption of FIN 46.

3. Discontinued operations

     On April 17, 2002, the Company completed the sale of Arvida Realty Services (“ARS”), its residential real estate services segment, for a gain of $33,658, or $20,700 net of tax. In connection with the sale, a liability has been recorded related to an issue with an outside party over the use of the Arvida name. The outside party has not yet asserted a specific claim and the Company is not, at this time, able to quantify the liability, if any, which will result if the claim is asserted. The Company, based on current information, does not believe any claim, if asserted, will have a material adverse effect on the results of operations of the Company. The Company has reported its residential real estate services operations as discontinued operations for the three-month period ended March 31, 2002. Revenues from ARS were $63,730 for the three months ended March 31, 2002. Net income for ARS was $1,986 for the three months ended March 31, 2002.

     Also included in discontinued operations is the sale in 2002 of two commercial office buildings, which generated a gain of $304, or $187 net of tax. Revenues and net operating loss from the buildings for the three months ended March 31, 2002 were $1,303 and $(6), respectively.

4. Investment in real estate

Real estate investments by segment include the following:

	March 31, 2003	December 31, 2002

Operating property:
Community residential development	$62,879	$61,801
Land sales	83	117
Commercial real estate	316,395	304,976
Forestry	86,448	89,074
Other	2,389	815

Total operating property	468,194	456,783

Development property:
Community residential development	256,080	240,725
Land sales	4,794	4,298
Forestry	360	356

Total development property	261,234	245,379

Investment property:
Land sales	165	165
Commercial real estate	58,128	59,067
Forestry	560	799
Other	3,103	2,386

Total investment property	61,956	62,417

Investment in unconsolidated affiliates:
Community residential development	29,532	37,873
Commercial real estate	22,922	21,472

Total investment in unconsolidated affiliates	52,454	59,345

Total real estate investments	843,838	823,924
Less: Accumulated depreciation	20,426	17,223

Net real estate investments	$823,412	$806,701

     Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company’s land held for future use.

5. Debt

     Long-term debt consists of the following:

	March 31, 2003	December 31, 2002

Medium-term notes	$175,000	$175,000
Debt secured by certain commercial and residential property	155,039	141,860
Various secured and unsecured notes payable	4,046	4,055

Total debt	$334,085	$320,915

     The aggregate maturities of long-term debt subsequent to March 31, 2003 are as follows: 2003, $1,574; 2004, $35,363; 2005, $20,119; 2006, $3,201; 2007, $2,070; thereafter, $271,758.

6. Marketable securities settlement

     On October 15, 1999, the Company entered into three-year forward sale contracts (the “Forward Sale Contracts”) with a major financial institution that led to the ultimate disposition of its investments in equity securities. On February 26, 2002, the Company settled a portion of the Forward Sale Contracts by delivering equity securities to the financial institution. The liability related to the contracts that were settled was $97.0 million at the time of settlement and the resulting gain that was recognized in the first quarter of 2002 was $94.7 million pre-tax, or $61.6 million, net of tax. The net cash received at settlement was $1.5 million.

     On October 15, 2002, the remaining Forward Sale Contracts matured and the Company delivered the remaining equity securities to fully settle the Forward Sale Contracts, including the related debt balance.

7. Segment information

     The Company conducts primarily all of its business in four reportable operating segments: community residential development, land sales, commercial real estate development and services, and forestry. The Company’s former residential real estate services segment has been reported as a discontinued operation following the Company’s decision to sell ARS. Intercompany transactions have been eliminated. One of the measures that the Company uses to evaluate segment performance is EBITDA. EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization, and is net of the effects of minority interests. EBITDA excludes gains (losses) from discontinued operations, except for gains (losses) from sales of assets which are classified as discontinued operations under the provisions of FAS 144 and are sold in the normal course of business. EBITDA also excludes gains (losses) on sales of nonoperating assets. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, management believes that EBITDA provides relevant information about our operations and, along with net income, is useful in understanding our operating results. The caption entitled “Other” primarily consists of general and administrative expenses, net of investment income, and is presented to reconcile consolidated results. “Other” also includes operations of the Company’s former transportation segment which, due to the sale of the rolling stock of Apalachicola Northern Railroad in 2002, is no longer material enough to be reported as a separate segment. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows:

	Three Months Ended
	March 31,

	2003	2002

Total Revenues:
Community residential development	$85,785	$63,428
Land sales	22,958	22,626
Commercial real estate development and services	28,016	23,283
Forestry	9,624	10,287
Other	128	2,056

Total revenues	$146,511	$121,680

EBITDA:
Community residential development	$11,340	$11,053
Land sales	17,697	18,403
Commercial real estate development and services	8,464	2,802
Forestry	2,945	2,917
Other	(5,495)	(3,643)

EBITDA	$34,951	$31,532
Adjustments to reconcile EBITDA to income from continuing operations:
Depreciation and amortization	(6,640)	(4,949)
(Loss) gain on valuation of derivatives	—	861
Gain on settlement of forward sale contracts	—	94,698
Other income	(563)	(821)
Interest expense	(4,654)	(4,949)
Income tax expense	(8,748)	(44,169)
Minority interest	45	—

Income from continuing operations	$14,391	$72,203

	March 31, 2003	December 31, 2002

Total Assets:
Community residential development	$434,724	$399,516
Land sales	14,250	7,780
Commercial real estate development and services	447,784	433,657
Forestry	98,265	101,993
Other corporate assets	196,675	226,941

Total assets	$1,191,698	$1,169,887

8. CONTINGENCIES

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

     The Company is jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. The maximum amount of the guaranteed debt totals approximately $54,500; the amount outstanding at March 31, 2003 totaled approximately $52,900. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing. Management believes these guarantees have no significant fair value due to the availability of underlying collateral and the solvency of the partners.

     At March 31, 2003 and December 31, 2002, the Company was party to surety bonds and standby letters of credit in the amounts of $30,161 and $33,033, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

     Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5,000 of the sales proceeds are being held in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. Upon completion of remediation the escrowed funds will be released to the Company. Based upon the Company’s current environmental studies, management does not believe the costs of the remediation will materially exceed the amount held in escrow. In the event other environmental matters are discovered beyond those contemplated by the $5,000 held in escrow, the purchasers of the Company’s sugar assets will be responsible for the first $500 of the additional costs, the Company will be responsible for the next $4,500, and thereafter the parties shall share costs equally. In addition, approximately $1,700 is being held in escrow, representing the value of land subject to remediation. The Company expects remediation to be complete in 2003, at which time the amounts held in escrow will be released.

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

     On September 27, 2001, the Company, the Smurfit-Stone Container Corporation and the Florida Department of Environmental Protection executed an Agreement which set forth the parameters under which the Company and the Smurfit-Stone Container Corporation were to conduct testing. Upon completion of the testing, the Company submitted its sampling and analysis report to the Florida Department of Environmental Protection on January 16, 2002. The Florida Department of Environmental Protection, which conducted independent testing of the same sample, has completed its assessment of the data obtained during the Company’s voluntary investigation. Based on its assessment, the Florida Department of Environmental Protection submitted a proposed Consent Order that the Company and Smurfit-Stone Container Corporation have executed. It obligates the Company to conduct further assessment of that portion of the Mill Site owned by the Company and if, necessary, rehabilitate that portion of the Mill Site. Smurfit-Stone Container Company has a corresponding obligation with respect to that portion of the Mill Site it owns.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4,024 and $4,152 as of March 31, 2003 and December 31, 2002, respectively.

Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Forward Looking Statements

     We make forward-looking statements in this Report, particularly in this Item. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan” or similar expressions in this Report. In particular, forward-looking statements include, among others, statements about the following:

•	the size and number of commercial buildings and residential units;

•	the expected development timetables, development approvals and the ability to obtain approvals;

•	the anticipated price range of developments;

•	the number of units that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land sales;

•	estimated land holdings for a particular use within a specific timeframe;

•	absorption rates and expected gains on land sales;

•	future operating performance, cash flows, and short and long term revenue and earnings growth rates;

•	comparisons to historical projects; and

•	the number of shares of Company stock which may be purchased under the terms of the Company’s existing or future share repurchase program.

     Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	economic conditions, particularly in Florida and key southeastern United States areas that serve as feeder markets to the Company’s Northwest Florida operations;

•	acts of war or terrorism and other geopolitical events;

•	local conditions such as an oversupply of homes and home sites, residential or resort properties, or a reduction in demand for real estate in the area;

•	timing and costs associated with property developments and rentals;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	increases in operating costs, including increases in real estate taxes;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	decreases in market rental rates for our commercial and resort properties;

•	decreases in prices of wood products;

•	the pace of development of infrastructure in northern Florida;

•	potential liability under environmental laws or other laws or regulations;

•	adverse changes in laws or regulations affecting the development of real estate;

•	the availability of funding from governmental agencies and others to purchase conservation lands; and

•	adverse weather conditions.

     The foregoing list is not exhaustive and should be read in conjunction with other cautionary statements in this Report.

     Forward-looking statements are not guarantees of performance. You are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise. Additional risk factors are described in our other periodic reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002. Other factors besides those listed in this Report and in our other periodic reports filed with the SEC could also adversely affect the Company’s results and the reader should not consider any list of factors to be a complete set of all potential risks or uncertainties.

Results of Operations

     Results of Operations, principally in the community residential development, commercial real estate development and services, and land sales segments, are primarily based on the collective impact of a number of individual transactions. The size and number of these transactions may vary considerably from period to period. As a consequence, that variation may produce uneven financial results from period to period. Results of Operations discussed below should be reviewed in that context.

Consolidated Results

Three Months Ended March 31

     Operating revenues increased $24.8 million, or 20%, to $146.5 million for the three months ended March 31, 2003, compared to $121.7 million for the three months ended March 31, 2002. The increase was primarily due to increased sales in the community residential development segment and the commercial real estate development and services segment. Operating expenses for all segments increased $19.8 million, or 22%, to $108.2 million for the three months ended March 31, 2003, compared to $88.4 million for the three months ended March 31, 2002. The increase was primarily due to an increase in cost of sales resulting from the increased sales in the community residential development segment.

     Corporate expense, which represents corporate general and administrative expenses, increased $0.7 million, or 13%, to $6.0 million for the three months ended March 31, 2003, compared to $5.3 million for the three months ended March 31, 2002. The increase was primarily due to a decrease of $1.3 million in prepaid pension income and an increase of $0.1 million in miscellaneous corporate expenses, partially offset by a decrease of $0.3 million in other employee benefit expenses and a decrease of $0.4 in professional fees. Corporate expense included prepaid pension income of $1.1 million for the three months ended March 31, 2003, compared to $2.4 million for the three months ended March 31, 2002. During the third quarter of 2002, the Company lowered the long-term expected return for the assets of the St. Joe Company Pension Plan (the “Plan”) from 9.2% to 8.5% based on the performance of the Company’s pension assets over the previous three years. The Company does not expect to have to fund the pension plan in the foreseeable future, unless market conditions deteriorate significantly.

     Depreciation and amortization increased $1.7 million, or 35%, to $6.6 million for the three months ended March 31, 2003, compared to $4.9 million in the three months ended March 31, 2002. The increase is primarily due to increases in commercial operating properties and property associated with club and resort operations for the community residential development segment.

     Other (expense) income was $(2.3) million for the three months ended March 31, 2003, compared to $93.5 million for the three months ended March 31, 2002. Other income is made up of investment income, interest expense, gains on valuation of derivatives, gains on sales and dispositions of assets and other income. In the first quarter of 2002, the Company recorded a pre-tax gain on the settlement of its forward sales contracts of $94.7 million. Investment income decreased $0.8 million to $0.2 million for the first quarter of 2003, compared to $1.0 million for the first quarter of 2002, primarily due to lower dividend income resulting from the disposition of securities. Interest expense decreased $0.7 million to $3.2 million for the first quarter of 2003, compared to $3.9 million for the first quarter of 2002, due to the settlement of the debt related to the Company’s forward sale contracts, which was partially offset by interest expense attributable to medium-term notes, which the Company issued in February of 2002, and interest attributable to debt secured by commercial buildings. For the first quarter of 2002, other income, net, included a gain on valuation of derivatives of $0.9 million, compared to no gain or loss on valuation of derivatives for the first quarter of 2003. In addition, other components of other (expense) income decreased by $0.1 million from the first quarter of 2002 to the first quarter of 2003.

     Income tax expense on continuing operations totaled $8.7 million, an effective rate of 37%, for the three months ended March 31, 2003, compared to $44.2 million, an effective rate of 38%, for the three months ended March 31, 2002.

     Discontinued operations for the three months ended March 31, 2002 includes the operations of ARS and the gain on sale and operations of two commercial office buildings. Revenues generated by ARS during the three months ended March 31, 2002 were $63.7 million, with related operating expenses of $59.9 million. Net income for the discontinued operations was $2.0 million for the three months ended March 31, 2002. Revenues, operating expenses, and net operating income generated from the operations of the two commercial office buildings sold were each less than $0.1 million for the three months ended March 31, 2002.

     Net income for the three months ended March 31, 2003 was $14.4 million or $0.18 per diluted share, compared to $74.4 million or $0.90 per diluted share for the three months ended March 31, 2002.

Results of Operations by Business Segment

Community residential development

	Three Months Ended
	March 31,

	2003	2002

	(in millions)

Revenues	$85.8	$63.4
Operating expenses	75.7	53.3
Depreciation and amortization	1.6	0.8
Other income, net	—	0.1
Pretax income from continuing operations	8.5	9.4

     The Company’s community residential development operations currently consist of its residential development and management activities on Company owned land. These activities are performed by St. Joe/Arvida Company, L.P., which is developing a total of 20 communities in various stages of planning and execution primarily focused in northwest, northeast and central Florida. The Company owns 74% of St. Joe/Arvida Company, L.P. The Company also has a 26% limited partnership interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”). Arvida/JMB is recorded using the equity method of accounting for investments. The contribution to pre-tax income from Arvida/JMB substantially ended at the end of 2002. Arvida/JMB has finalized its current estimates of future costs and future cash distributions associated with the completion of operations and, as a result, the Company has adjusted its investment in the partnership by a $3.5 million pre-tax charge for the three months ended March 31, 2003. Arvida/JMB’s contribution to pre-tax income was $5.4 million for the three months ended March 31, 2002. Based on current expectations, the Company anticipates no material future income or losses from its investment in Arvida/JMB. The Company has also formed two 50/50 joint ventures with an unrelated third party which are developing residential communities in Palm Beach County, Florida and near Tampa, Florida.

Northwest Florida

     WaterColor, a coastal resort community in Walton County, Florida began sales in March of 2000. St. Joe/Arvida is building homes and condominiums and selling developed home sites in WaterColor. Infrastructure for the second phase, with 266 home sites planned, is expected to be completed in the second quarter of 2003 and infrastructure construction of phase three, with 248 home sites planned, has begun. Amenities now offered include a beach club, two community pools, a boat house, the Fresh Daily Market, a tennis facility, the WaterColor Inn and Fish Out of Water restaurant. At full build-out, the community is planned to include approximately 1,140 units, a third community pool and a community center. From WaterColor’s inception through March 31, 2003, contracts pending or closed totaled 436 units. Subject to changes in demand and product pricing, as well as the timing of product releases, the Company expects sales at WaterColor to be completed in 2007 to 2008.

     WaterSound Beach is located in Walton County, Florida, approximately three miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. Sales of home sites in this exclusive and secluded beachfront community began in the third quarter of 2001. The community is planned to include 499 units at full build-out. Sales continue on the beachfront multifamily units designed by Graham Gund, with contracts accepted on 59 of the 81 units as of the end of the first quarter of 2003. Since WaterSound’s inception to March 31, 2003, contracts pending or closed totaled 175 units. Subject to changes in demand and product pricing, as well as the timing of product releases, the Company currently expects sales at WaterSound Beach to continue for another three to four years.

     Planning has begun for the next phase of WaterSound on approximately 1,440 acres of timberland between U.S. 98 and the Intracoastal Waterway. On March 31, 2003, Walton County approved a comprehensive plan amendment for the next phase of the community, which is planned for approximately 1,000 units and amenities including golf, tennis and beach access. The project will require Development of Regional Impact (“DRI”) review and approval that is expected to get underway in the second quarter of 2003 and continue for 12 to 18 months. The Company has submitted a request to the State of Florida for a Preliminary Development Agreement (“PDA”) that will allow a portion of the development to take place prior to the completion of the DRI process. Management expects the State of Florida to accept the request and enter into a PDA with the Company. Sales are expected to begin in the third quarter of 2004.

     On March 13, 2003, a development agreement was approved for East Lake Powell, a 350-unit community on 181 acres in Bay County, Florida. With 4,300 feet of frontage on Lake Powell, a rare coastal dune lake, this community is planned for the pre-retirement market. A number of predevelopment regulatory steps remain. Work will begin when it is strategically advantageous.

     WindMark Beach is a beachfront community located in Gulf County, Florida. The first phase of WindMark Beach is situated on approximately 80 acres and offers 110 home sites, many of which are beachfront. Plans for this phase of WindMark Beach also include a pool club, community docks and a conservation area accessed by boardwalks and trails. From WindMark Beach’s inception through March 31, 2003, contracts for 93 home sites have been accepted or closed in the first phase. Sales at the first phase are expected to be completed this year or next year, depending on when remaining units for sale are released. Predevelopment planning has begun for a future phase of WindMark Beach with approximately 1,550 units on 1,900 acres along 15,000 feet of beachfront owned by the Company. A DRI for future phases was filed in March of 2003 and is expected to take 12 to 18 months.

     SouthWood is situated on 3,770 acres in southeast Tallahassee, Florida. Plans for SouthWood include approximately 4,250 residential units and a variety of retail shops, restaurants, community facilities, and offices. During the first quarter of 2003, Southern Living magazine selected SouthWood as the location for a 2003 Idea House, designed to incorporate the latest ideas in home design and décor. Sales of homes and home sites commenced in the fourth quarter of 2000. From SouthWood’s inception through March 31, 2003, contracts pending or closed totaled 440 units. Sales at SouthWood are expected to continue for more than 15 years.

     On April 3, 2003, the comprehensive plan amendment became final for SummerCamp, a new beachfront vacation and second-home community located in southeastern Franklin County, Florida. Situated on 784 acres, the community is being planned for 499 units with amenities including a beach club, observation piers, a community dock and nature trails. Although several environmental regulatory steps remain, management anticipates that sales will begin in 2004.

Northeast Florida

     St. Johns Golf and Country Club is located in St. Johns County, Florida. This community, which includes an 18-hole golf course, a community swimming pool and a fitness center, is planned to include 799 units. The community swimming pool and fitness center opened in May of 2002. From inception through March 31, 2003, pending or closed contracts total 366 units. Infrastructure construction is now underway on future phases. Sales are expected to continue for four to five years.

     James Island is located in Jacksonville, Florida on 194 acres of land acquired by the Company. At full build-out, the community is expected to include 365 housing units. There are 26 remaining units not under contract that are expected to be sold in 2003.

     Predevelopment planning is underway at RiverTown, situated on approximately 4,200 acres along the St. Johns River in St. Johns County south of Jacksonville, Florida. The community includes 3.5 miles of frontage on the St. Johns River and is planned for 4,500 units. On April 3, 2003, a DRI was filed for RiverTown. The DRI process is expected to take 12 to 18 months.

Central Florida

     Victoria Park is situated on approximately 1,859 acres in Volusia County in central Florida. This mixed-use community is planned for approximately 4,000 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course. During the first quarter of 2003, Victoria Park experienced its best quarter since its inception in terms of sales under contract. Since Victoria Park’s inception through March 31, 2003, contracts pending or closed totaled 205 units. Sales at Victoria Park are expected to continue for more than 10 years.

     Infrastructure construction is underway for the first phase of a 160-acre village in Celebration, Florida near Orlando. Plans include over 600 units and a variety of amenities. Sales are expected to begin in the third quarter of 2003.

North Carolina and South Carolina

     Saussy Burbank (“Saussy”), located in Charlotte, North Carolina, is currently building homes in 21 communities located in North Carolina and South Carolina.

     Following is a summary of activity by community (dollars in millions) in the periods indicated:

	Quarter Ended March 31, 2003				Quarter Ended March 31, 2002

	Closed		Cost of	Cost of	Closed		Cost of	Gross
	Units (a)	Revenues	sales	Profit	Units (a)	Revenues	sales	Profit

Northwest Florida:
Walton County:
WaterColor	24	$8.2	$4.2	$4.0	21	$9.2	$5.1	$4.1
WaterSound Beach	8	24.2	13.0	11.2	23	6.1	2.6	3.5
Bay County:
The Hammocks	31	2.0	1.7	0.3	10	1.1	1.0	0.1
Palmetto Trace	14	2.1	1.9	0.2	—	—	—	—
Summerwood	—	—	—	—	9	1.3	1.2	0.1
Woodrun	—	—	0.1	(0.1)	1	0.3	0.3	—
Other Bay County	—	—	—	—	1	0.1	0.1	—
Leon County:
SouthWood	33	5.5	4.5	1.0	30	4.5	3.1	1.4
Gulf County:
Windmark Beach	6	3.6	0.7	2.9	12	2.5	0.6	1.9
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club	17	5.2	4.5	0.7	24	5.1	4.2	0.9
Duval County:
James Island	13	3.9	3.5	0.4	18	5.4	4.6	0.8
Hampton Park	9	2.9	2.6	0.3	—	—	—	—
Central Florida:
Volusia County:
Victoria Park	32	5.3	4.4	0.9	10	1.5	1.3	0.2
North Carolina and South Carolina:
Saussy Burbank	119	22.3	20.1	2.2	100	19.2	17.1	2.1

Total		$85.2	$61.2	$24.0		$56.3	$41.2	$15.1

(a)	Units are comprised of lot sales as well as single-family and multi-family residences.

     Revenue and costs of sales associated with multi-family units under construction are recognized using the percentage of completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. A 10% deposit is required on multi-family units at WaterColor upon executing a contract. If a deposit is received for less than 10%, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound community, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. All deposits are non-refundable, except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, the Company is entitled to retain the deposit. However, the revenue and margin related to that contract previously recorded would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed are recognized on the full accrual method of accounting as contracts are closed.

     At WaterColor, during the first quarter of 2003, 16 home sites closed, generating revenue of $5.1 million and gross profit of $3.3 million, compared to 10 lots closed in the first quarter of 2002, generating revenue of $2.8 million and gross profit of $2.0 million. The average price of a home site sold in the first quarter of 2003 was $316,000 compared to $279,500 in the first quarter of 2002. The increase in average lot price is due to price increases on a comparable per unit basis and sales in the first quarter of 2003 of three lake-front lots at an average price of $523,000 per lot. In addition, one single-family residence closed at WaterColor during the first quarter of 2003, generating revenue of $0.9 million and gross profit of $0.3 million, compared to three single-family residences closed during the first quarter of 2002, generating revenues of $2.0 million and gross profit of $0.7 million. The average price of a single-family residence sold in the first quarter of 2002 was $660,000. The increase in average price per unit for single-family residences is primarily due to the location and size of the residences sold. There were seven multi-family residences closed during the first quarter of 2003, compared to eight multi-family residences closed during the first quarter of 2002. Revenue from multi-family residences was $2.2 million in the first quarter of 2003 and gross profit was $0.4 million, compared to revenue of $4.4 million and gross profit of $1.4 million in the first quarter of 2002. The decrease in revenue and gross profit recognized on multi-family residences is primarily due to a change in the product mix.

     At WaterSound Beach, eight home sites closed during the first quarter of 2003, generating revenue of $6.3 million and gross profit of $4.3 million, compared to 23 home sites closed in the first quarter of 2002, generating revenue of $6.1 million and gross profit of $3.5 million. The average price of a lot sold in the first quarter of 2003 was $602,000, compared to $289,000 in the first quarter of 2002. The increase was due to the sales in the first quarter of 2003 of two Gulf front lots at an average price of $1,075,000 and price increases on a comparable per unit basis. The remainder of the lots sold were also priced higher than the average lot price in the first quarter of 2002, averaging approximately $444,000 per lot. Revenues and costs of sales in 2003 included beachfront multi-family units for which revenue is recorded using the percentage of completion method of accounting. Revenues recognized were $17.9 million in the first quarter of 2003, with related cost of sales of $11.0 million.

     At Southwood, 25 home sales closed, generating revenues of $4.8 million and gross profit of $0.6 million, compared to 18 home sales closed in the first quarter of 2002, generating revenues of $3.1 million and gross profit of $0.5 million. In addition, eight home sites closed during the first quarter of 2003, generating revenues of $0.7 million and gross profit of $0.4 million, compared to 12 home sites closed during the first quarter of 2002, generating revenues of $1.4 million and gross profit of $0.9 million.

     At WindMark Beach, six home sites closed during the first quarter of 2003 generating revenues of $3.6 million and gross profit of $2.9 million, compared to 12 home sites closed during the first quarter of 2002, generating revenues of $2.5 million and gross profit of $1.9 million. The average price of a home site was $603,000 in the first quarter of 2003, compared to $197,000 in the first quarter of 2002. The increase in home site price is due to the size and location of home sites sold in each quarter.

     Saussy Burbank closed sales of 105 homes and 14 home sites in the first quarter of 2003, generating revenues of $22.3 million and gross profit of $2.2 million, compared to 100 home sales closed in the first quarter of 2002, generating revenues of $19.2 million and gross profit of $2.1 million. The average price of a home closed in the first quarter of 2003 was $208,000, compared to $193,000 in the first quarter of 2002.

     At Victoria Park, 22 home sales closed in the first quarter of 2003, generating revenues of $4.6 million and gross profit of $0.7 million, compared to nine home sales closed in the first quarter of 2002, generating revenues of $1.5 million and gross profit of $0.2 million. In addition, 10 home sites closed during the first quarter of 2003 generating revenues of $0.7 million and gross profit of $0.2 million, compared to one home site closed during the first quarter of 2002, generating revenues and gross profit of less than $0.1 million. The average price of a home was $211,000 in the first quarter of 2003, compared to $170,000 in the first quarter of 2002.

     At St. Johns Golf & Country Club, 17 home sales closed during the first quarter of 2003, generating revenues of $5.2 million and gross profit of $0.7 million, compared to 14 home sales closed in the first quarter of 2002, generating revenues of $4.7 million and gross profit of $0.8 million. In addition, 10 home sites closed during the first quarter of 2002, generating revenues of $0.4 million and gross profit of $0.1 million.

     At Hampton Park, nine homes closed during the first quarter of 2003. The average price of a home sold was $321,000 in the first quarter of 2003.

     In addition to revenues from sales of homes and home sites and the Arvida/JMB investment activity, the community residential development segment had revenues totaling $4.1 million for the three months ended March 31, 2003, with $5.4 million in related costs, compared to revenues totaling $1.9 million for the three months ended March 31, 2002, with $4.1 million in related costs. These include revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees, rental income, land sales and other joint ventures. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. Revenues from land sales were $0.4 million in the first quarter of 2003 with related costs of less than $0.1 million. There were no land sales in the first quarter of 2002. For both the first quarter of 2003 and the first quarter of 2002, the Company recorded pre-tax losses from other joint ventures of $(0.4) million.

     The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $9.1 million during the first quarter of 2003, compared to $8.0 million in the first quarter of 2002. The increase is primarily due to increases in marketing costs and project administration costs attributable to the increase in residential development activity.

     Depreciation and amortization for the first quarter of 2003 increased $0.8 million to $1.6 million, compared to the first quarter of 2002. The increase is primarily due to an increase in property associated with club and resort operations.

Land Sales

	Three Months
	Ended March 31,

	2003	2002

	(in millions)
Revenues	$23.0	$22.6
Operating expenses	5.3	4.4
Depreciation and amortization	0.1	—
Other income, net	—	0.2
Pretax income from continuing operations	17.6	18.4

     St. Joe Land Company sells parcels of land from a portion of timberland held by the Company in northwest Florida. These parcels can be used as large secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses. The Company also sells conservation land to government and conservation groups.

     Evaluation, planning and entitlement activity continues on RiverCamp locations across northwest Florida. RiverCamps are planned settlements in rustic settings, envisioned as one to two acre cabin sites sold fee simple, along with common property including conservation areas. In October 2002, the Board of County Commissioners in Bay County approved a development agreement for RiverCamps on Crooked Creek in Bay County. Located on approximately 1,490 acres of former timberland, RiverCamps on Crooked Creek will offer bay-front, bay-view, lake, marsh, and woodland home sites set within a proposed conservation area. With water on three sides, the site features views of West Bay, the Intracoastal Waterway and Crooked Creek. While a number of predevelopment steps remain, the parcel is planned for up to 450 home sites. Prices for homes sites are expected to range from $75,000 to over $400,000. Planning is also underway on other potential RiverCamps sites.

Three Months Ended March 31

     During the first quarter of 2003, the land sales division, excluding conservation land sales, had revenues of $7.4 million, which represented sales from 39 transactions totaling 3,850 acres at an average price of $1,922 per acre. During the first quarter of 2002, revenues were $15.4 million, representing sales from 37 transactions totaling 9,439 acres at an average price of $1,632 per acre. Gross profit resulting from land sales in the first quarter of 2003 totaled $6.0 million, or 81% of total revenue, as compared to $13.5 million in the first quarter of 2002, or 88% of total revenue. The average price per acre achieved by the land sales division varies based on the characteristics of the particular acreage sold. The decrease in gross profit as a percentage of revenue is primarily due to higher closing costs and cost of sales in the first quarter of 2003 than in the first quarter of 2002.

     In addition, the Company recorded $0.7 million in revenue from RiverCamps for the sale of the 2003 HGTV Dream Home, located on East Bay in Bay County, Florida. Related costs of the sale were $0.7 million.

     During the first quarter of 2003, the Company sold 13,917 acres of conservation land for proceeds of $14.9 million, or $1,071 per acre. During the first quarter of 2002, the Company sold 7,008 acres of conservation land for proceeds of $7.3 million, or $1,035 per acre. Gross profit resulting from conservation land sales in the first quarter of 2003 totaled approximately $13.2 million, or 88% of total revenue, compared to $6.2 million, or 86% of total revenue, in the first quarter of 2002.

     Currently, there is activity underway to sell as many as 9 additional parcels in 2003, totaling approximately 75,000 acres of conservation land, to state and private conservation interests. Additionally, 12 tracts totaling more than 75,000 acres are being considered for sale in years 2004 to 2006. Since conservation land sales generally are derived from public funding, the timing and sequence of these transactions is uncertain, and some transactions could be delayed or cancelled.

Commercial real estate development and services

	Three Months
	Ended March 31,

	2003	2002

	(in millions)
Revenues	$28.0	$23.3
Operating expenses	19.5	20.8
Depreciation and amortization	3.1	2.0
Other expense	(1.9)	(1.4)
Pretax income (loss) from continuing operations	3.5	(0.9)

     Operations of the commercial real estate development and services segment include development of St. Joe properties and rental income from St. Joe’s investment property portfolio (“St. Joe Commercial”), the Advantis service businesses, and investments in unconsolidated affiliates.

     In the first quarter of 2003, St. Joe Commercial began development of WaterColor Crossings, a commercial center in WaterColor, with a new full-service 28,800-square-foot Publix Super Market. Construction of the Publix is underway and is scheduled to open in the fall of 2003. The new center has an additional 14,400 square feet of retail space and three outparcels for retail operations.

     Construction of a new Publix Super Market is also underway at SouthWood Village, a retail development within SouthWood. The 45,000-square-foot facility is expected to open in September of 2003. The remaining four parcels to be sold at SouthWood Village are being marketed by Advantis.

     Infrastructure construction continues at Pier Park, a mixed-use project in Panama City Beach, Florida. Pier Park is a public/private venture between St. Joe and the City of Panama City Beach fronting on six acres of white-sand beach. There are 50 acres of land available for retail, dining and entertainment facilities near the beach, plus hotel and timeshare sites and 70 acres of highway-oriented commercial land.

Three Months Ended March 31

     Rental revenues generated by St. Joe Commercial owned operating properties were $9.4 million during the first quarter of 2003, an increase of 29%, compared to $7.3 million in the first quarter of 2002. The increase was caused by the acquisition of the remaining interest in one building which was previously 50% owned and accounted for using the equity method of accounting, and four new buildings placed in service or acquired since the first quarter of 2002, partially offset by two buildings sold since the first quarter of 2002. Operating expenses relating to these revenues were $3.5 million, an increase of 40% compared to $2.5 million in the first quarter of 2002. As of March 31, 2003, St. Joe Commercial had interests in 20 operating properties with 2.5 million total rentable square feet in service. As of March 31, 2002, St. Joe Commercial had interests in 19 operating properties with 2.5 million total rentable square feet in service. At March 31, 2003, three buildings that are owned by partnerships and accounted for using the equity method of accounting totaled approximately 0.4 million square feet, compared to five buildings totaling 0.9 million square feet at March 31, 2002. The overall leased percentage decreased to 78% at March 31, 2003, compared to 84% at March 31, 2002. The Company sold its interests in CNL Center, Tree of Life and Nextel Call Center, three buildings with leased percentages higher than 97% at March 31, 2002. Additionally, the Company is still in the process of procuring tenants for SouthWood Office One and 245 Riverside, two buildings for which development was recently completed. Approximately 0.1 million square feet of office space is under construction as of March 31, 2003.

     Information about commercial income producing properties owned or managed by the Company, along with results of operations for the first quarter of 2003 and 2002, is presented in the tables below. Net operating income (“NOI”) is equal to rental revenues less operating expenses.

		Net Rentable	Percentage	Net Rentable		Percentage
		Square Feet at	Leased at	Square Feet at		Leased at
	Location	March 31, 2003	March 31, 2003	March 31, 2002		March 31, 2002

Harbourside*	Clearwater, FL	146,000	93%	147,000		85%
Prestige Place I and II *	Clearwater, FL	143,000	83	143,000		86
Lakeview *	Tampa, FL	125,000	77	125,000		92
Palm Court *	Tampa, FL	62,000	67	62,000		93
Westside Corporate Center *	Plantation, FL	100,000	84	100,000		83
280 Interstate North *	Atlanta, GA	126,000	67	126,000		92
Southhall Center *	Orlando, FL	155,000	88	155,000		95
1133 20th Street *	Washington, DC	119,000	100	119,000		99
1750 K Street *	Washington, DC	152,000	94	152,000		96
Millennia Park One *	Orlando, FL	158,000	50	(b	)	(b	)
Beckrich Office One *	Panama City Beach, FL	34,000	88	(b	)	(b	)
5660 New Northside *	Atlanta, GA	275,000	96	(b	)	(b	)
Westchase Corporate Center	Houston, TX	184,000	92	184,000		82
Tree of Life	St. Augustine, Fl	(a )	(a )	69,000		100
TNT Logistics	Jacksonville, Fl	99,000	75	99,000		71
245 Riverside	Jacksonville, FL	135,000	37	(b	)	(b	)
Nextel Call Center	Panama City Beach, Fl	(a )	(a )	67,000		100
SouthWood Office One	Tallahassee, FL	88,000	50	(b	)	(b	)

(a)	These properties were sold prior to the date reported.

(b)	These properties were acquired or completed after the date reported.

*	Purchased with tax-deferred proceeds.

	Three months ended				Three months ended
	March 31, 2003				March 31, 2002

			Adjustments	Pre-tax			Adjustments	Pre-tax
(in millions)	Revenues	NOI	(a)	income	Revenues	NOI	(a)	income

Harbourside	$0.6	$0.4	$(0.4)	$—	$0.6	$0.3	$(0.3)	$—
Prestige Place I and II	0.5	0.3	(0.3)	—	0.6	0.3	(0.3)	—
Lakeview	0.5	0.3	(0.3)	—	0.5	0.3	(0.3)	—
Palm Court	0.1	—	(0.1)	(0.1)	0.2	0.2	(0.2)	—
Westside Corporate Center	0.5	0.3	(0.3)	—	0.5	0.3	(0.2)	0.1
280 Interstate North	0.4	0.2	(0.2)	—	0.5	0.3	(0.2)	0.1
Southhall Center	0.7	0.5	(0.4)	0.1	0.8	0.6	(0.4)	0.2
1133 20th Street	1.0	0.7	(0.5)	0.2	1.0	0.7	(0.5)	0.2
1750 K Street	1.4	0.9	(0.7)	0.2	1.3	0.9	(0.2)	0.7
Millennia Park One	0.4	0.2	(0.4)	(0.2)	—	—	—	—
Beckrich Office One	0.2	0.1	(0.1)	—	—	—	—	—
5660 New Northside	1.6	1.1	(0.4)	0.7	—	—	—	—
Westchase Corporate Center	1.1	0.7	(0.5)	0.2	0.8	0.5	(0.6)	(0.1)
Tree of Life	—	—	—	—	0.3	0.2	(0.2)	—
TNT Logistics	0.4	0.2	(0.1)	0.1	0.1	0.1	—	0.1
245 Riverside	—	—	—	—	—	—	—	—
Nextel Call Center	—	—	—	—	0.1	0.1	(0.1)	—
SouthWood Office One	—	—	—	—	—	—	—	—
Other	—	—	(0.2)	(0.2)	—	—	(1.2)	(1.2)

	$9.4	$5.9	$(4.9)	$1.0	$7.3	$4.8	$(4.7)	$0.1

(a)	Adjustments include interest expense, depreciation and amortization.

     Operating revenues generated from Advantis totaled $12.3 million during the first quarter of 2003 compared with $13.4 million for the first quarter of 2002, a decrease of 8% due to a decrease in construction revenues, which was partially offset by increases in brokerage and management services revenues. Advantis’ expenses were $13.6 million during the first quarter of 2003 compared with $15.4 million for the first quarter of 2002, a decrease of 11%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. In early 2002, management implemented a cost reduction program, the results of which are reflected in operations for the first quarter of 2003, but not for the first quarter of 2002. The decrease in operating expenses, partially offset by the decrease in revenue, caused a decrease of $0.5 million in Advantis’ pre-tax loss from $(2.1) million for the first quarter of 2002 to $(1.6) million for the first quarter of 2003, after excluding profit of $0.5 million and $0.3 million related to intercompany transactions for the first quarter of 2003 and 2002, respectively. The Company believes that Advantis’ performance should continue to improve in 2003.

     The commercial segment has made significant progress in establishing value for land for retail, apartment, and other commercial use in Northwest Florida. During the first quarter of 2003, St. Joe Commercial realized $5.5 million in revenue from real estate sales with related costs of $0.6 million through the sale of real estate in Northwest Florida. This included sales of retail commercial real estate in Bay County of approximately 99 acres, generating revenues of $3.3 million and gross profit of $3.2 million, miscellaneous commercial land sales of approximately 30 acres, generating revenues of $1.1 million and gross profit of $1.0 million, the sale of approximately 11.7 acres at Beach Commerce Center, generating revenues of $0.8 million and gross profit of $0.6 million, and the sale of approximately 10.5 acres at Port St. Joe Commerce Center, generating revenues of $0.3 million and gross profit of $0.1 million. During the first quarter of 2002, St. Joe Commercial realized $2.5 million in revenue from real estate sales, which primarily represent sales of Florida and Texas real estate, with related costs of approximately $1.3 million.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $0.1 million to revenues in the first quarter of 2003, compared to a loss of $(0.5) million in the first quarter of 2002. The Company also had management fees earned of $0.7 million in the first quarter of 2003, compared to $0.6 million in the first quarter of 2002.

     General and administrative expenses for the commercial group, which are included in operating expenses, were $1.8 million for the first quarter of 2003, compared to $1.6 million in the first quarter of 2002. The increase is due to an increase in salaries and benefits and an increase in other general and administrative expenses resulting from increased real estate rental and sales activity.

     Depreciation and amortization was $3.1 million for the first quarter of 2003, compared to $2.0 million for the first quarter of 2002 and is primarily made up of depreciation on operating properties. The increase in depreciation is primarily due to an increase in commercial buildings that are 100% owned by the Company and are fully consolidated for accounting purposes. Amortization for the first quarter 2003 includes the amortization of lease related intangibles.

Forestry

	Three Months
	Ended March 31,

	2003	2002

	(in millions)
Revenues	$9.6	$10.3
Operating expenses	7.4	8.0
Depreciation and amortization	1.0	1.0
Other income, net	0.7	0.6
Pretax income from continuing operations	1.9	1.9

Three Months Ended March 31

     Total revenues for the forestry segment were $9.6 million in the first quarter of 2003, compared to $10.3 million in the first quarter of 2002. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation (“Smurfit-Stone”), were $2.7 million (162,000 tons) for the first quarter of 2003, compared to $3.3 million (175,000 tons) for the first quarter of 2002. The decrease in revenue is due to decreasing prices under the terms of the fiber agreement and a decrease in volume. Sales to other customers totaled $4.3 million (240,000 tons) for the first quarter of 2003, compared to $5.0 million (191,000 tons) for the first quarter of 2002. The decrease in sales to other customers is due to a decrease in prices resulting from unfavorable market conditions. Revenues from the cypress mill operation were $2.6 million for the first quarter of 2003, compared to $2.0 million in the first quarter of 2002.

     Operating expenses were $7.4 million for the first quarter of 2003, compared to $8.0 million for the first quarter of 2002. Cost of sales, which are included in operating expenses, were $6.7 million, or 70% of revenues, in the first quarter of 2003 as compared to $7.4 million, or 72% of revenues, in the first quarter of 2002. The decrease in cost of sales was primarily due to a decrease in costs associated with the chip plant, which was sold in the fourth quarter of 2002. That decrease was partially offset by an increase in cost of sales related to the increase in revenues for the cypress mill operation. Cost of sales for the cypress mill operation were $2.5 million in the first quarter of 2003, compared to $2.0 million in the first quarter of 2002. Other operating expenses, excluding depreciation, were $0.7 million in the first quarter of 2003, compared to $0.6 million in the first quarter of 2002.

Liquidity and Capital Resources

The Company generates cash from its:

•	Operations;

•	Investments and other liquid assets;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuance of equity, including exercise of employee stock options.

The Company uses cash for:

•	Operations;

•	Real estate development;

•	Construction and homebuilding;

•	Repurchases of the Company’s common stock;

•	Payment of dividends; and

•	Repayment of debt.

     The ability of the Company to generate operating cash flows is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting the Company and the real estate industry in general. Real estate market conditions in the Company’s regions of development, particularly in Northwest Florida, have generally remained healthy. After a downturn in the immediate aftermath of September 11, 2001, tourism in the Northwest Florida region has rebounded primarily from drive-in markets. The Company believes that long-term prospects of job growth, coupled with strong in-migration population expansion, indicate that demand levels may be favorable in the future.

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

Cash Flows from Operating Activities

     Net cash used in operations in the first three months of 2003 was $0.8 million and included expenditures of $75.1 million relating to the Company’s community residential development segment. Net cash used in operations in the first three months of 2002 was $33.1 million and included expenditures of $64.1 million relating to the Company’s community residential development segment.

Cash Flows from Investing Activities

     Net cash used in investing activities for the first three months of 2003 was $0.7 million and included capital expenditures of $20.8 million, consisting of commercial property development and other property, plant and equipment. Also included were proceeds from sales of assets totaling $22.5 million. Net cash provided by investing activities for the first three months of 2002 totaled $12.9 million and included proceeds from sales of assets totaling $25.5 million. Also included were capital expenditures of $14.8 million, consisting of commercial property acquisitions and development, hospitality development, and other property, plant and equipment

Cash Flows from Financing Activities

     In the first three months of 2003, cash flows used in financing activities totaled $4.9 million. In the first three months of 2002, cash flows provided by financing activities totaled $20.4 million.

     During the first three months of 2003, the Company secured borrowings collateralized by its commercial property of $6.1 million, and recorded additional community development district (“CDD”) debt of $8.4 million. During the first three months of 2002, the Company issued medium-term notes in the amount of

$175.0 million, secured borrowings collateralized by its commercial property of $37.4 million, and recorded additional CDD debt of $0.6 million.

     The Company has a $250 million credit facility, which matures on March 30, 2005, as amended in May 2003, and can be used for general corporate purposes. At March 31, 2003 and December 31, 2002, there was no balance outstanding on the credit facility.

     The credit facility and the medium-term notes include financial performance covenants relating to the Company’s leverage position, interest coverage and a minimum net worth requirement. The credit facility and the medium-term notes also have negative pledge restrictions. Management believes that the Company is currently in compliance with the covenants of the credit facility and the medium-term notes.

     The Company has used CDD bonds to finance the construction of on-site infrastructure improvements at three of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company records a liability for future assessments which are fixed or determinable and will be levied against properties owned by the Company. At March 31, 2003, CDD bonds totaling $83.5 million had been issued, of which $54.1 million had been expended. At December 31, 2002, CDD bonds totaling $83.5 million had been issued, of which $49.4 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has recorded $19.7 million and $11.3 million of this obligation as of March 31, 2003 and December 31, 2002, respectively.

     Through August 2002, the Company’s Board of Directors authorized a total of $650 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “St. Joe Stock Repurchase Program”). There remains $99.3 million under the repurchase program at March 31, 2003.

     On February 10, 2003, the Company announced that it had entered into a new 90-day agreement with the Alfred I. duPont Testamentary Trust (the “Trust”) to participate in the St. Joe Stock Repurchase Program. The agreement calls for the Trust to sell to the Company each Monday a number of shares equal to 0.9 times the amount of shares that the Company purchased from the public during the previous week. This agreement expired on May 11, 2003. On May 14, 2003, the Trust advised the Company that it will participate in the St. Joe Stock Repurchase Program for an additional 90 day period.

     As of March 31, 2003, a total of 15,082,066 shares have been repurchased on the open market and 6,853,826 shares have been repurchased from the Trust, the majority stockholder of the Company. The Company expended $21.1 million in the first three months of 2003 for the purchase of its common stock, compared to $3.5 million in the first three months of 2002. In addition, 43,184 shares of stock were surrendered to the Company by company executives with a value of $1.2 million as payment for the strike price and taxes due on stock options that were exercised, and taxes due on restricted stock that had vested.

Off-Balance Sheet Debt

     The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. At March 31, 2003, four of these partnerships had debt outstanding totaling $54.5 million. The Company is wholly or jointly and severally liable as guarantor on these credit obligations. The maximum amount of the debt guaranteed by the Company is $52.9 million. The Company believes that future contributions, if required, will not have a significant impact to the Company’s liquidity or financial position.

Forward Sale Contract

     On October 15, 2999, the Company entered into three-year forward sale contracts with a major financial institution that led to the ultimate disposition of its investments in equity securities. Under the forward sale agreement, on October 15, 1999, the Company received approximately $111.1 million in cash in exchange for future delivery of a number of these equity securities to the financial institution. The agreement allowed the Company to retain an amount of the securities that represented appreciation up to 20% of their value on October 15, 1999. On February 26, 2002, the Company settled a portion of the forward sale contracts and recognized a pre-tax gain of $94.7 million ($61.6 million, net of taxes).

     On October 15, 2002, the remainder of the Forward Sale Contracts matured and the Company delivered the remaining equity securities to fully settle the Forward Sale Contracts.

Contractual Obligations and Commercial Commitments

     There have been no material changes to contractual obligations and commercial commitments during the first quarter of 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to quantitative and qualitative disclosures about market risk during the first quarter of 2003.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.01	Certifications by Chief Executive Officer and Chief Financial Officer
99.02	First Amendment to Second Amended and Restated Credit Agreement
99.03	Agreement between the St. Joe Company and the Alfred I. duPont Testamentary Trust and the Nemours Foundation
99.04	Severance agreement between Christine M. Marx and The St. Joe Company

(b)	Reports on Form 8-K

Form 8-K Item 9 – Regulation FD Disclosure – April 22, 2003
Form 8-K Item 9 – Regulation FD Disclosure – April 22, 2003
Form 8-K Item 9 – Regulation FD Disclosure – April 23, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: May 14, 2003	/s/ Kevin M. Twomey

Kevin M. Twomey
President, Chief Operating Officer, and
Chief Financial Officer

Date: May 14, 2003	/s/ Michael N. Regan

Michael N. Regan
Senior Vice President – Finance and Planning
(Principal Accounting Officer)

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Peter S. Rummell

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Kevin M. Twomey

Kevin M. Twomey
Chief Financial Officer