Form 10-Q
period 2003-06-30
ST JOE CO
filed 2003-08-13
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to          .

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

YES [X]   NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2003, there were 99,242,693 shares of common stock, no par value, issued and 75,692,437 outstanding, with 23,550,256 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

Page No.
PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets- June 30, 2003 and December 31, 2002	3
Consolidated Statements of Income – Three months and six months ended June 30, 2003 and 2002	4
Consolidated Statements of Cash Flows- Three months and six months ended June 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II Other Information
Item 1. Legal Proceedings (See Part I, Item 1, Note 8.)
Item 2. Changes in Securities and Use of Proceeds	N/A
Item 3. Defaults upon Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	34
Signatures	37
Certifications	38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2002

ASSETS
Real estate investments	$836,955	$806,701
Cash & cash equivalents	48,962	73,273
Short-term investments	895	1,131
Accounts receivable	109,440	48,583
Prepaid pension asset	93,190	90,990
Property, plant & equipment, net	39,696	42,907
Goodwill and other intangibles	41,329	55,238
Other assets	47,247	51,064

Total assets	$1,217,714	$1,169,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	348,711	320,915
Accounts payable	64,891	46,409
Accrued liabilities	104,823	104,806
Deferred income taxes	217,727	212,017
Minority interest in consolidated subsidiaries	5,298	5,647

Total liabilities	741,450	689,794
Stockholders’ Equity:
Common stock, no par value; 180,000,000 shares authorized; 99,188,399 and 97,430,600 issued at June 30, 2003 and December 31, 2002, respectively	157,604	122,709
Retained earnings	910,980	892,622
Restricted stock deferred compensation	(1,905)	(512)
Treasury stock at cost, 23,371,446 and 21,426,202 shares held at June 30, 2003 and December 31, 2002, respectively	(590,415)	(534,726)

Total stockholders’ equity	476,264	480,093
Contingencies (Note 9)
Total liabilities and stockholders’ equity	$1,217,714	$1,169,887

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Operating revenues	$184,480	$145,530	$330,991	$267,210

Expenses:
Operating expenses	136,430	105,843	244,649	194,211
Corporate expense, net	8,685	8,339	14,691	13,658
Depreciation and amortization	7,112	5,301	13,752	10,250
Impairment loss	14,083	—	14,083	—

Total expenses	166,310	119,483	287,175	218,119

Operating profit	18,170	26,047	43,816	49,091

Other (expense) income:
Investment income	421	622	597	1,651
Interest expense	(2,975)	(5,503)	(6,182)	(9,429)
Gain on settlement of forward sale contracts	—	—	—	94,698
Other, net	566	(465)	1,339	1,239

Total other (expense) income	(1,988)	(5,346)	(4,246)	88,159

Income from continuing operations before income taxes and minority interest	16,182	20,701	39,570	137,250
Income tax expense	5,820	8,344	14,568	52,513
Minority interest	431	308	680	485

Income from continuing operations	9,931	12,049	24,322	84,252

Income from discontinued operations:
Earnings from discontinued operations (net of income taxes of $225 and $1,469, respectively)	—	359	—	2,339
Gains on sales of discontinued operations (net of income taxes of $12,876 and $12,993, respectively)	—	20,569	—	20,756

Total income from discontinued operations	—	20,928	—	23,095

Net income	$9,931	$32,977	$24,322	$107,347

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.13	$0.15	$0.32	$1.05
Income from discontinued operations:
Earnings from discontinued operations	—	—	—	0.03
Gain on sale of discontinued operations	—	0.26	—	0.26

Net income	$0.13	$0.41	$0.32	$1.34

Diluted
Income from continuing operations	$0.13	$0.15	$0.31	$1.01
Income from discontinued operations:
Earnings from discontinued operations	—	—	—	0.03
Gain on sale of discontinued operations	—	0.25	—	0.25

Net income	$0.13	$0.40	$0.31	$1.29

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six months ended June 30,

	2003	2002
Cash flows from operating activities:
Net income	$24,322	$107,347
Adjustments to reconcile net income to cash flows from operating activities:
Gain recorded on settlement of forward sale contracts	—	(94,698)
Depreciation and amortization	13,752	10,250
Imputed interest on long-term debt	—	3,270
Minority interest in income	680	485
Gain on sales of real estate investments	(43,501)	(34,588)
Equity in losses (income) of unconsolidated joint ventures	3,739	(8,374)
Distributions from unconsolidated community residential joint ventures	5,310	30,743
Origination of mortgage loans, net of proceeds from sales	—	(3,641)
Repayments of mortgage warehouse line of credit, net of proceeds	—	(13,951)
Deferred income tax expense	5,710	15,163
Cost of community residential properties sold	143,868	99,745
Expenditures for community residential properties	(151,689)	(139,950)
Loss on valuation of derivative	—	222
Gain on sale of discontinued operations	—	(20,569)
Impairment loss	14,083	—
Changes in operating assets and liabilities:
Accounts receivable	(60,857)	(215)
Other assets	(48)	26,245
Accounts payable and accrued liabilities	16,188	34,711
Income taxes payable	—	(8,141)

Net cash (used in) provided by operating activities	(28,443)	4,054
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,989)	(10,238)
Purchases of investments in real estate	(35,656)	(49,993)
Investments in joint ventures and purchase business acquisitions, net of cash received	(3,163)	(8,273)
Proceeds from dispositions of assets	53,772	41,014
Net proceeds from sale of discontinued operations	—	138,530
Proceeds from settlement of forward sale contracts	—	1,525
Maturities and redemptions of short-term investments, net of purchases	250	3,047

Net cash provided by investing activities	12,214	115,612
Cash flows from financing activities:
Proceeds from (repayments of) revolving credit agreements, net	15,000	(210,764)
Proceeds from other long-term debt	14,520	223,697
Repayments of other long-term debt	(782)	(1,242)
Proceeds from exercise of stock options and stock purchase plan	15,090	20,265
Dividends paid to stockholders	(6,179)	(6,502)
Treasury stock purchased	(45,731)	(80,673)

Net cash used in financing activities	(8,082)	(55,219)
Net (decrease) increase in cash and cash equivalents	(24,311)	64,447
Cash and cash equivalents at beginning of period	73,273	40,940

Cash and cash equivalents at end of period	$48,962	$105,387

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share amounts)

1. Basis of presentation

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. The results of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year.

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

     Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income:
Net income as reported	$9,931	$32,977	$24,322	$107,347
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	148	67	280	135
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,159)	(1,317)	(3,336)	(2,643)

Net income – pro forma	$7,920	$31,727	$21,266	$104,839

Per share – Basic:
Earnings per share as reported	$0.13	$0.41	$0.32	$1.34
Earnings per share – pro forma	$0.10	$0.40	$0.28	$1.31
Per share – Diluted:
Earnings per share as reported	$0.13	$0.40	$0.31	$1.29
Earnings per share – pro forma	$0.10	$0.38	$0.27	$1.27

Earnings Per Share

     Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

     In August 2002, the Company’s Board of Directors had authorized $150,000 for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “St. Joe Stock Repurchase Program”), of which $74,700 remained not yet expended at June 30, 2003. The Company has also entered into a series of agreements with the Alfred I. duPont Testamentary Trust (the “Trust”), the principal stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), to participate in the St. Joe Stock Repurchase Program, the most recent of which began on May 21, 2003 and lasts for 90 days. From August 1998 through August 2002, the Company’s Board of Directors authorized a total of $650,000 for the St. Joe Stock Repurchase Program, of which a total of approximately $575,277 has been expended.

     As of June 30, 2003, the Company had repurchased 15,512,466 shares on the open market and 7,266,566 shares from the Trust. During the six months ended June 30, 2003, 924,400 shares were repurchased on the open market, 678,960 shares were purchased from the Trust, and 341,884 shares were surrendered to the Company by company executives as payment for the strike price and taxes due on stock options that were exercised, and taxes due on restricted stock that had vested. During the six months ended June 30, 2002, 318,500 shares were repurchased on the open market, 2,586,206 shares were purchased from the Trust, and executives surrendered 43,982 shares of Company stock as payment for taxes due on the vesting of restricted stock. During the first six months of 2002, no Company stock was surrendered as payment for the exercise of stock options or taxes due on the exercise of stock options. Also during the first six months of 2003 and 2002, the Company issued 1,634,822 shares and 1,173,006 shares, respectively, upon the exercise of stock options.

     Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic	75,869,185	80,116,839	75,937,511	80,007,317
Diluted	77,735,916	83,253,681	78,035,051	83,144,338

Comprehensive Income

     For the six months ended June 30, 2003, comprehensive income is equal to net income because there was no other comprehensive income. For the six months ended June 30, 2002, the Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. As a result, for the six months ended June 30, 2003 and 2002, total comprehensive income was $24,322 and $43,933, respectively.

Supplemental Cash Flow Information

     The Company paid $10,006 and $4,754 for interest in the first six months of 2003 and 2002, respectively. The Company received income tax refunds of $3,052 and $917, net of payments made, in the first six months of 2003 and 2002, respectively. The Company capitalized interest expense of $4,156 and $3,821 during the first six months of 2003 and 2002, respectively.

     The Company’s non-cash activities included the surrender of shares of Company stock by executives of the Company. During the six months ended June 30, 2003, executives surrendered Company stock worth $9,958 as payment for taxes due on the vesting of restricted stock and for the exercise of stock options and taxes due on the exercise of stock options. During the six months ended June 30, 2002, executives surrendered Company stock worth $1,246 as payment for taxes due on the vesting of restricted stock. During the six months ended June 30, 2002, no Company stock was surrendered by executives as payment for the exercise of stock options or taxes due on the exercise of stock options. The Company’s non-cash activities for the six months ended June 30, 2002, also included the settlement of a portion of its Forward Sale Contracts. The Company transferred stock with a fair value of $74,261 to a financial institution and settled hedge instruments with a fair market value of $27,093, which reduced the debt associated with the sale of the equity securities by $96,963.

     Cash flows related to residential real estate development activities are included in operating activities on the statements of cash flows.

New FASB Interpretations

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 introduces new disclosures and liability recognition requirements for guarantees of debt that fall within its scope. As of January 1, 2003, the Company has adopted FIN 45 and will apply the liability recognition requirements to all guarantees entered into or modified after December 31, 2002. There were no additions to or modifications of guarantees during the first six months of 2003.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among the parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity’s expected losses, receives a majority of its expected residual returns, or both. Although the Company does not believe that any material impact will result from the adoption of FIN 46, the Company can not make any definitive conclusion until it completes its evaluation in the third quarter of 2003.

3. Discontinued operations

     On April 17, 2002, the Company completed the sale of Arvida Realty Services (“ARS”), its residential real estate services segment, for a gain of $33,658, or $20,569 net of tax. In connection with the sale, a liability was recorded related to an issue with an outside party over the use of the Arvida name. See Note 10, Subsequent Event. The Company has reported its residential real estate services operations as discontinued operations for the three-month and six-month periods ended June 30, 2002. Revenues from ARS were $12,500 and $76,230 for the three-month and six-month periods ended June 30, 2002. Net income for ARS was $359 and $2,345 for the three-month and six-month periods ended June 30, 2002.

     Also included in discontinued operations is the sale in the first quarter of 2002 of two commercial office buildings, which generated a gain of $304, or $187 net of tax. Revenues and net operating loss from the buildings for the six months ended June 30, 2002 were $7 and $(6), respectively.

4. Investment in real estate

Real estate investments by segment include the following:

	June 30, 2003	December 31, 2002

Operating property:
Community residential development	$69,929	$61,801
Land sales	90	117
Commercial real estate	323,401	304,976
Forestry	85,089	89,074
Other	2,224	815

Total operating property	480,733	456,783

Development property:
Community residential development	257,528	240,725
Land sales	5,557	4,298
Forestry	360	356

Total development property	263,445	245,379

Investment property:
Land sales	165	165
Commercial real estate	58,290	59,067
Forestry	621	799
Other	3,852	2,386

Total investment property	62,928	62,417

Investment in unconsolidated affiliates:
Community residential development	29,972	37,873
Commercial real estate	23,126	21,472

Total investment in unconsolidated affiliates	53,098	59,345

Total real estate investments	860,204	823,924
Less: Accumulated depreciation	23,249	17,223

Net real estate investments	$836,955	$806,701

     Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company’s land held for future use.

5. Goodwill impairment

     Although management previously believed that Advantis’ performance would continue to improve despite a very difficult environment for commercial services companies, Advantis’ results of operations declined for the second quarter of 2003 and expectations for future periods have been reduced. As a result, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28,891 to $14,808, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This resulted in an impairment loss of $14,083 pre-tax, or $8,801 net of tax.

6. Debt

     Long-term debt consists of the following:

	June 30, 2003	December 31, 2002

Medium-term notes	$175,000	$175,000
Senior revolving credit agreement, unsecured	15,000	—
Debt secured by certain commercial and residential property	154,673	141,860
Various secured and unsecured notes payable	4,038	4,055

Total debt	$348,711	$320,915

     The aggregate maturities of long-term debt subsequent to June 30, 2003 are as follows: 2003, $15,859; 2004, $30,863; 2005, $20,119; 2006, $3,201; 2007, $69,070; thereafter, $209,599.

7. Marketable securities settlement

     On October 15, 1999, the Company entered into three-year forward sale contracts (the “Forward Sale Contracts”) with a major financial institution that led to the ultimate disposition of its investments in equity securities. On February 26, 2002, the Company settled a portion of the Forward Sale Contracts by delivering equity securities to the financial institution. The liability related to the contracts that were settled was $96,963 at the time of settlement and the resulting gain that was recognized in the first quarter of 2002 was $94,698 pre-tax, or $61,554, net of tax. The net cash received at settlement was $1,525.

     On October 15, 2002, the remaining Forward Sale Contracts matured and the Company delivered the remaining equity securities to fully settle the Forward Sale Contracts, including the related debt balance.

8. Segment information

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

     One of the measures that the Company uses to evaluate segment performance is EBITDA. EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles (“GAAP”). Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, management believes that EBITDA provides relevant information about the Company’s operations and, along with GAAP measures such as revenue, pre-tax income and net income, is useful in understanding the Company’s operating results. Certain amounts in prior year EBITDA have been reclassified to conform with the Company’s current evaluation methods to now include discontinued operations and other items.

     The caption entitled “Other” primarily consists of general and administrative expenses, net of investment income, and is only presented to reconcile consolidated results. “Other” includes gain on the settlement of the Company’s forward sales contracts of $94,698 for the six months ended June 30, 2002. “Other” also includes operations of the Company’s former transportation segment which, due to the sale of the rolling stock of Apalachicola Northern Railroad in 2002, is no longer material enough to be reported as a separate segment. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

     Information by business segment follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Total Revenues:
Community residential development	125,215	97,910	211,000	161,338
Commercial real estate development and services	32,407	21,773	60,423	45,056
Land sales	16,710	13,307	39,668	35,933
Forestry	10,158	11,993	19,782	22,280
Other	(10)	547	118	2,603

Total revenues	$184,480	$145,530	$330,991	$267,210

EBITDA:
Community residential development	26,120	23,896	37,460	34,949
Commercial real estate development and services	(5,792)	3,674	2,643	6,153
Land sales	12,860	10,536	30,558	28,939
Forestry	3,275	3,434	6,222	6,399
Discontinued operations	—	34,233	—	38,764
Other	(8,749)	(9,418)	(14,780)	81,916

EBITDA	$27,714	$66,355	$62,103	$197,120
Adjustments to reconcile to income from continuing operations:
Depreciation and amortization	$(7,108)	$(5,301)	$(13,749)	$(10,250)
Interest expense	(4,888)	(6,469)	(9,542)	(11,421)
Income tax expense	(5,820)	(8,344)	(14,568)	(52,513)
Discontinued operations	—	(34,233)	—	(38,764)
Minority interest	33	41	78	80

Income from continuing operations	$9,931	$12,049	$24,322	$84,252

	June 30, 2003	December 31, 2002

Total Assets:
Community residential development	$480,631	$399,516
Land sales	19,418	7,780
Commercial real estate development and services	440,632	433,657
Forestry	96,123	101,993
Other corporate assets	180,910	226,941

Total assets	$1,217,714	$1,169,887

9. Contingencies

     The Company and its affiliates are involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

     The Company has retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and directors, and other types of insurance.

     The Company is wholly or jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. At June 30, 2003, the maximum amount of the guaranteed debt totals approximately $54,500; the amount outstanding at June 30, 2003 totaled approximately $52,700. In addition, the Company has indemnification agreements from some of its partners requiring that they will cover a portion of the debt that the Company is guaranteeing. Management believes these guarantees have no significant fair market value due to the availability of underlying collateral and the solvency of the partners.

     At June 30, 2003 and December 31, 2002, the Company was party to surety bonds and standby letters of credit in the amounts of $35,862 and $33,033, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

     The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in proceedings related to the Company’s former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4,003 and $4,152 as of June 30, 2003 and December 31, 2002, respectively.

10. Subsequent Event

     On July 2, 2003, the Company purchased the 26% interest in St. Joe/Arvida Company, L.P. (“St. Joe/Arvida”) that it did not previously own for $20,000 in cash. As a result of this purchase, St. Joe/Arvida is a wholly owned subsidiary of the Company. As part of the purchase, the dispute was also settled regarding the use of the “Arvida” name by the Company and its affiliates.

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

     Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	economic conditions, particularly in Florida and key southeastern United States areas that serve as feeder markets to the Company’s Northwest Florida operations;

•	acts of war, terrorism, or other geopolitical events;

•	local conditions such as an oversupply of homes and home sites and residential or resort properties, or a reduction in demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	increases in operating costs, including increases in real estate taxes;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	decreases in market rental rates for our commercial and resort properties;

•	decreases in prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida;

•	potential liability under environmental laws or other laws or regulations;

•	adverse changes in laws or regulations affecting the development of real estate;

•	the availability of funding from governmental agencies and others to purchase conservation lands; and

•	adverse weather conditions or natural disasters.

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

Results of Operations

     Results of Operations, principally in the community residential development, commercial real estate development and services, and land sales segments, are primarily based on the collective impact of a number of individual transactions. The size and number of these transactions may vary considerably from period to period. As a consequence, our financial results may fluctuate from period to period. Results of Operations discussed below should be reviewed in that context.

Consolidated Results

Three Months Ended June 30

     Operating revenues increased $39.0 million, or 27%, to $184.5 million for the three months ended June 30, 2003, compared to $145.5 million for the three months ended June 30, 2002. The increase was primarily due to increased sales in the community residential development segment and in the commercial real estate development and services segment. Operating expenses for all segments increased $30.6 million, or 29%, to $136.4 million for the three months ended June 30, 2003, compared to $105.8 million for the three months ended June 30, 2002. The increase was primarily due to an increase in cost of sales resulting from the increased sales in the community residential development segment and in the commercial real estate development and services segment.

     Corporate expense, which represents corporate general and administrative expenses, increased $0.4 million, or 5%, to $8.7 million for the three months ended June 30, 2003, compared to $8.3 million for the three months ended June 30, 2002. The increase was primarily due to a decrease of $1.3 million in prepaid pension income, partially offset by a decrease of $0.2 million in other employee benefit expenses and a decrease of $0.8 million in miscellaneous corporate expenses. Corporate expense included prepaid pension income of $1.1 million for the three months ended June 30, 2003, compared to $2.4 million for the three months ended June 30, 2002. During the third quarter of 2002, the Company lowered the long-term expected return for the assets of the St. Joe Company Pension Plan (the “Plan”) from 9.2% to 8.5% based on the performance of the Company’s pension assets over the previous three years. The Company does not expect to have to fund the Plan in the foreseeable future, unless market conditions deteriorate significantly.

     Depreciation and amortization increased $1.8 million, or 34%, to $7.1 million for the three months ended June 30, 2003, compared to $5.3 million in the three months ended June 30, 2002. The increase is primarily due to increases in commercial operating properties and property associated with club and resort operations for the community residential development segment.

     The Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. See note 5 of Notes to Consolidated Financial Statements.

     Other (expense) income was $(2.0) million for the three months ended June 30, 2003, compared to $(5.4) million for the three months ended June 30, 2002. Other (expense) income is made up of investment income, interest expense, gains on sales and dispositions of assets and other income and, in 2002, gains and losses on valuation of derivatives. Investment income decreased $0.2 million to $0.4 million for the second quarter of 2003, compared to $0.6 million for the second quarter of 2002, primarily due to lower dividend income resulting from the disposition of securities. Interest expense decreased $2.5 million to $3.0 million for the second quarter of 2003, compared to $5.5 million for the second quarter of 2002, due to the settlement of the debt related to the Company’s forward sale contracts, which was partially offset by interest attributable to debt secured by commercial buildings. For the second quarter of 2002, other income, net, included a loss on valuation of derivatives of $(1.1) million.

     Income tax expense on continuing operations totaled $5.8 million, an effective rate of 37%, for the three months ended June 30, 2003, compared to $8.3 million, an effective rate of 40%, for the three months ended June 30, 2002. The Company has lowered its effective tax rate due to a decrease in state taxes.

     Discontinued operations for the three months ended June 30, 2002 included the gain on sale and operations of Arvida Realty Services (“ARS”) through April 17, 2002. The gain recorded on the sale of ARS was $33.5 million before taxes, or $20.6 million net of taxes. During the period from April 1, 2002 through April 17, 2002, ARS generated revenues of $12.5 million, operating expenses of $11.8 million, and net income of $0.4 million.

     Net income for the three months ended June 30, 2003 was $9.9 million, or $0.13 per diluted share, compared to $33.0 million, or $0.40 per diluted share, for the three months ended June 30, 2002.

Six Months Ended June 30

     Operating revenues increased $63.8 million, or 24%, to $331.0 million for the six months ended June 30, 2003, compared to $267.2 million for the six months ended June 30, 2002. The increase was primarily due to increased sales in the community residential development segment and in the commercial real estate development and services segment. Operating expenses for all segments increased $50.4 million, or 26%, to $244.6 million for the six months ended June 30, 2003, compared to $194.2 million for the six months ended June 30, 2002. The increase was primarily due to an increase in cost of sales resulting from the increased sales in the community residential development segment and in the commercial real estate development and services segment.

     Corporate expense, which represents corporate general and administrative expenses, increased $1.0 million, or 7%, to $14.7 million for the six months ended June 30, 2003, compared to $13.7 million for the six months ended June 30, 2002. The increase was primarily due to a decrease of $2.7 million in prepaid pension income, partially offset by a decrease of $0.5 million in other employee benefit expenses and a decrease of $1.2 million in miscellaneous corporate expenses. Corporate expense included prepaid pension income of $2.2 million for the six months ended June 30, 2003, compared to $4.9 million for the six months ended June 30, 2002. During the third quarter of 2002, the Company lowered the long-term expected return for the assets of the Plan from 9.2% to 8.5% based on the performance of the Company’s pension assets over the previous three years. The Company does not expect to have to fund the Plan in the foreseeable future, unless market conditions deteriorate significantly.

     Depreciation and amortization increased $3.5 million, or 34%, to $13.8 million for the six months ended June 30, 2003, compared to $10.3 million in the six months ended June 30, 2002. The increase is primarily due to increases in property associated with club and resort operations for the community residential development segment and commercial operating properties.

     The Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. See note 5 of Notes to Consolidated Financial Statements.

     Other (expense) income was $(4.2) million for the six months ended June 30, 2003, compared to $88.2 million for the six months ended June 30, 2002. Other income is made up of investment income, interest expense, gains on sales and dispositions of assets and other income, and, in 2002, gains and losses on valuation of derivatives. In the first quarter of 2002, the Company recorded a pre-tax gain on the settlement of its forward sales contracts of $94.7 million. Investment income decreased $1.1 million to $0.6 million for the first six months of 2003, compared to $1.7 million for the first six months of 2002, primarily due to lower dividend income resulting from the disposition of securities. Interest expense decreased $3.2 million to $6.2 million for the first six months of 2003, compared to $9.4 million for the first six months of 2002, due to the settlement of the debt related to the Company’s forward sale contracts, which was partially offset by interest attributable to debt secured by commercial buildings. For the first six months of 2002, other income, net, included a loss on valuation of derivatives of $(0.2) million.

     Income tax expense on continuing operations totaled $14.6 million, an effective rate of 37%, for the six months ended June 30, 2003, compared to $52.5 million, an effective rate of 38%, for the six months ended June 30, 2002.

     Discontinued operations for the six months ended June 30, 2002 included the gain on sale and the operations of ARS and the gain on sale and operations of two commercial office buildings disposed of in the first quarter of 2002. The gain recorded on the sale of ARS was $33.5 million before taxes, or $20.6 million net of taxes. Prior to its sale on April 17, 2002, ARS generated in 2002 revenues of $76.2 million, operating expenses of $71.7 million, and net income of $2.3 million. Revenues and net operating income from the two commercial office buildings were each less than $0.1 million for the six months ended June 30, 2002. The gain on the sale of the two commercial office buildings was $0.3 million, or $0.2 million net of taxes.

     Net income for the six months ended June 30, 2003 was $24.3 million, or $0.31 per diluted share, compared to $107.3 million, or $1.29 per diluted share, for the six months ended June 30, 2002.

Results of Operations by Business Segment

Community residential development

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$125.2	$97.9	$211.0	$161.3
Operating expenses	100.6	74.7	176.3	128.0
Depreciation and amortization	1.8	1.0	3.5	1.8
Other income (expense)	—	—	0.1	0.1
Pretax income from continuing operations	22.8	22.2	31.3	31.6

     The Company’s community residential development operations currently consist of its residential development and management activities on Company owned land. These activities are performed by St. Joe/Arvida Company, L.P., which is developing a total of 18 communities in various stages of planning and execution primarily focused in northern and central Florida. Until July 2, 2003, the Company owned 74% of St. Joe/Arvida Company, L.P. On July 2, 2003, the Company purchased the remaining 26% interest in St. Joe/Arvida Company, L.P. for approximately $20 million. The Company also has a 26% limited partnership interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”). Arvida/JMB is recorded using the equity method of accounting for investments. The contribution to pre-tax income from Arvida/JMB substantially ended at the end of 2002. Arvida/JMB has finalized its current estimates of future costs and future cash distributions associated with the completion of operations and, as a result, the Company adjusted its investment in the partnership by a $3.5 million pre-tax charge in the first quarter of 2003. Arvida/JMB’s contribution to pre-tax income was $5.2 million and $10.6 million for the three-month and six-month periods ended June 30, 2002, respectively. Based on current expectations, the Company anticipates no material future income or losses from its investment in Arvida/JMB. The Company is also participating with an unrelated party in two 50/50 joint ventures which are developing residential communities in Palm Beach County, Florida and near Tampa, Florida.

Northwest Florida

     WaterColor, a coastal resort community in Walton County, Florida, began sales in March 2000. St. Joe/Arvida is building homes and condominiums and selling developed home sites in WaterColor. Infrastructure construction in phase three continued in the second quarter. Amenities now offered include a beach club, two community pools, a boat house, the Fresh Daily Market, a tennis facility, the WaterColor Inn, Fish Out of Water restaurant and BaitHouse restaurant. At full build-out, the community is planned to include approximately 1,140 units. From WaterColor’s inception through June 30, 2003, contracts pending or closed totaled 485 units. Subject to changes in demand and product pricing, as well as the timing of product releases, the Company expects sales at WaterColor to be completed by 2007 or 2008.

     Also at WaterColor, a new product was offered in the second quarter of 2003. The Private Residence Club (“PRC”), located adjacent to the WaterColor Inn and BeachClub, allows owners to purchase a 1/8 interest in a specific residence, entitling them to a minimum of five weeks per year in the PRC. Construction of the PRC at WaterColor is expected to begin in the fourth quarter of 2003 and sales are expected to continue into 2004. Based on experience with this concept at WaterColor, management will consider introducing PRC’s at WaterSound Beach and other future resort communities.

     WaterSound Beach, a gated beachfront community, is located in Walton County, Florida, approximately three miles east of WaterColor. Situated on approximately 256 acres, including over one mile of beachfront on the Gulf of Mexico, WaterSound Beach is planned to include single family home sites, multi-family units and resort commercial space. Sales of home sites in this exclusive and secluded community began in the third quarter of 2001. The community is planned to include 499 units at full build-out. Of the 81 beachfront multi-family units designed by Graham Gund now under construction, contracts have been accepted on all but one. The single remaining unit is slated to serve as a model for the next phase of multi-family units and has not been released for sale. Construction and sales are slated to begin early next year on an additional 49 multi-family units, followed by an additional 42 units planned for later years. From WaterSound’s inception to June 30, 2003, contracts pending or closed totaled 250 units. Subject to changes in demand and product pricing, as well as the timing of product releases, the Company currently expects the bulk of the sales at WaterSound Beach to be completed by the end of 2005.

     Planning has begun for the next phase of WaterSound on approximately 1,443 acres of timberland between U.S. 98 and the Intracoastal Waterway. This next phase is planned for approximately 1,100 units and amenities including golf, tennis, and beach and lake access. The project will require Development of Regional Impact (“DRI”) review and approval that is expected to be completed in 9 to 15 months. Sales are expected to begin in 2004.

     WindMark Beach is a beachfront community located in Gulf County, Florida. The first phase of WindMark Beach is situated on approximately 80 acres and offers 110 home sites. Plans for this phase of WindMark Beach also include a pool club, community docks and a conservation area accessed by boardwalks and trails. From WindMark Beach’s inception through June 30, 2003, contracts for 98 home sites have been accepted or closed in the first phase. Sales at the first phase are expected to be completed late in 2004 or in 2005 as the Company reduces the number of lots released for sale as this phase winds down. Predevelopment planning has begun for a future phase of WindMark Beach with approximately 1,550 units on 2,000 acres along 15,000 feet of beachfront owned by the Company. A DRI for future phases is expected to be completed in 9 to 15 months.

     SouthWood is situated on 3,770 acres in southeast Tallahassee, Florida. Plans for SouthWood include approximately 4,250 residential units and a variety of retail shops, restaurants, community facilities, light industrial sites and professional offices. Sales of homes and home sites commenced in the fourth quarter of 2000. From SouthWood’s inception through June 30, 2003, contracts pending or closed totaled 496 units. Sales at SouthWood are expected to continue for more than 15 years.

     On April 3, 2003, the comprehensive plan amendment became final for SummerCamp, a new beachfront vacation and second-home community located in southeastern Franklin County, Florida. Situated on 782 acres, the community is being planned for 499 units, along with a 50-room inn, a beach club, observation piers, a community dock and nature trails. Although several environmental regulatory steps remain, management anticipates that sales will begin in 2004.

Northeast Florida

     St. Johns Golf and Country Club is located in St. Johns County, south of Jacksonville, Florida. This community, which includes an 18-hole golf course, a community swimming pool and a fitness center, is planned to include 799 units. From inception through June 30, 2003, pending or closed contracts total 442 units. Infrastructure construction is now underway on future phases. Sales are expected to be substantially complete by 2006.

     James Island is located in Jacksonville, Florida on 194 acres of land acquired by the Company. At full build-out, the community is expected to include 365 housing units. There are 16 remaining units not under contract that are expected to be sold by the end of 2003 or early in 2004.

     RiverTown is situated on approximately 4,200 acres along the St. Johns River in St. Johns County south of Jacksonville, Florida. The community includes 3.5 miles of frontage on the St. Johns River and is planned for 4,500 units. On April 3, 2003, a DRI was filed for RiverTown. The DRI process is expected to continue for another 9 to 15 months. Sales are not expected before the second half of 2005.

Central Florida

     Victoria Park is situated on approximately 1,859 acres in Volusia County, between Orlando and Daytona Beach, Florida. This mixed-use community is planned for approximately 4,000 residences built among parks, lakes and conservation areas, as well as an 18-hole golf course and various other amenities. During the second quarter of 2003, Victoria Park experienced its best quarter since its inception in terms of sales under contract. Since Victoria Park’s inception through June 2003, contracts pending or closed totaled 269 units. Sales at Victoria Park are expected to continue for more than 10 years.

     Infrastructure construction is expected to conclude in the third quarter of 2003 for the first phase of Artisan Park, a 160-acre village in Celebration, Florida near Orlando. Plans include approximately 300 single-family homes and 300 condominium homes, along with parks, trails, an outdoor performance area and a community clubhouse with fitness center, pool and educational and recreational programming. Sales are expected to begin early in the third quarter of 2003.

North Carolina and South Carolina

     Saussy Burbank (“Saussy”), located in Charlotte, North Carolina, is currently building homes in North Carolina and South Carolina. Currently, Saussy is building homes in 17 communities in Charlotte, North Carolina, six communities in Raleigh, North Carolina and two communities in Charleston, South Carolina.

Three Months Ended June 30

     Following is a summary of activity by community (dollars in millions) in the periods indicated:

	Quarter ended June 30, 2003				Quarter ended June 30, 2002

	Closed Units (a)	Revenues	Cost of sales (b)	Gross Profit (b)	Closed Units (a)	Revenues	Cost of sales (b)	Gross Profit (b)

Northwest Florida:
Walton County:
WaterColor	28	$10.5	$4.1	$6.4	44	$19.8	$9.9	$9.9
WaterSound	21	39.2	21.4	17.8	10	3.6	1.4	2.2
Bay County:
The Hammocks	20	1.9	1.7	0.2	18	1.4	1.1	0.3
Palmetto Trace	19	2.7	2.5	0.2	7	1.2	1.1	0.1
Summerwood	—	—	—	—	3	0.5	0.4	0.1
Leon County:
SouthWood	51	7.4	5.4	2.0	40	6.9	5.6	1.3
Gulf County:
Windmark Beach	—	—	—	—	35	9.1	2.1	7.0
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club	51	10.3	8.2	2.1	38	10.1	7.7	2.4
Duval County:
James Island	21	6.9	6.0	0.9	21	6.8	5.8	1.0
Hampton Park	8	2.5	2.1	0.4	9	2.7	2.3	0.4
Central Florida:
Volusia County:
Victoria Park	29	5.0	4.3	0.7	17	2.6	1.9	0.7
North Carolina and South Carolina:
Saussy Burbank	151	30.0	27.2	2.8	124	23.9	20.9	3.0

Total		$116.4	$82.9	$33.5		$88.6	$60.2	$28.4

(a)  Units are comprised of lot sales as well as single-family and multi-family residences.

(b)  Cost of sales is a component of operating expenses. For the quarter ended June 30, 2003, cost of sales of $82.9 million plus $7.8 million of costs related to other residential operations and $9.9 million of administrative expenses totals $100.6 million of operating expenses for this segment. For the quarter ended June 30, 2002, cost of sales of $60.2 million plus $5.5 million of costs related to other residential operations and $9.0 million of administrative expenses totals $74.7 million of operating expenses for the segment. Gross profit equals revenues less cost of sales.

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

     At WaterColor, during the second quarter of 2003, 27 home sites closed, generating revenue of $9.5 million and gross profit of $6.2 million, compared to 26 lots closed in the second quarter of 2002, generating revenue of $8.5 million and gross profit of $6.0 million. Gross profit on sales of home sites as a percentage of revenue decreased to 65% for the second quarter of 2003 from 71% for the second quarter of 2002 due to increased general development costs charged to current and future phases of the project. The average price of a home site sold in the second quarter of 2003 was $350,000 compared to $326,000 in the second quarter of 2002. The increase in average lot price is primarily due to the sale of one beach-view lot in the second quarter of 2003 for $975,000. One single-family residence closed at WaterColor during the second quarter of 2003, generating revenue of $0.8 million and gross profit of $0.3 million, compared to five single-family residences closed during the second quarter of 2002, generating revenues of $4.5 million and gross profit of $1.8 million. Gross profit on single-family home sales as a percentage of revenue decreased to 38% for the second quarter of 2003 from 40% for the second quarter of 2002 due to changes in the product mix. The average price of a single-family residence sold in the second quarter of 2002 was $897,000. The decrease in average price per unit for single-family residences is primarily due to the location and size of the residences sold. There were no multi-family residences closed during the second quarter of 2003. There were 13 multi-family residences closed during the second quarter of 2002, including the last of the beachfront condominiums. Sales of multi-family residences, for which revenue is recorded using the percentage of completion method of accounting, generated revenue of $0.2 million and gross profit of $(0.1) million for the second quarter of 2003, compared to $6.8 million and gross profit of $2.1 million in the second quarter of 2002.

     At WaterSound Beach, 21 home sites closed during the second quarter of 2003, generating revenue of $8.3 million and gross profit of $5.2 million, compared to 10 home sites closed in the second quarter of 2002, generating revenue of $3.6 million and gross profit of $2.2 million. The average price of a lot sold in the second quarter of 2003 was $393,000, compared to $357,000 in the second quarter of 2002. The increase in home site prices is due to the location and size of the home sites sold and price increases on a comparable per unit basis. Revenues and costs of sales in 2003 included beachfront multi-family units for which revenue is recorded using the percentage of completion method of accounting. Revenues recognized were $30.9 million in the second quarter of 2003, with cost of sales of $18.4 million.

     At Southwood, 29 home sales closed, generating revenues of $5.3 million and gross profit of $0.9 million, compared to 32 home sales closed in the second quarter of 2002, generating revenues of $6.0 million and gross profit of $0.9 million. In addition, 22 home sites closed during the second quarter of 2003, generating revenues of $2.1 million and gross profit of $1.1 million, compared to eight home sites closed during the second quarter of 2002, generating revenues of $0.9 million and gross profit of $0.4 million. The average price of a home was approximately $182,000 in the second quarter of 2003, compared to $185,000 in the second quarter of 2002.

     At WindMark Beach, as a result of the timing of the release of additional home sites, there were no closings in the second quarter of 2003. There were 35 home sites closed during the second quarter of 2002 which generated revenues of $9.1 million and gross profit of $7.0 million.

     At St. Johns Golf and Country Club, 30 home sales closed during the second quarter of 2003, generating revenues of $9.2 million and gross profit of $1.5 million, compared to 33 homes sales closed during the second quarter of 2002, generating revenues of $9.9 million and gross profit of $2.3 million. Gross profit on home sales as a percentage of revenue decreased to 16% for the second quarter of 2003 from 23% for the second quarter of 2002 due to increases in interest costs and contractor costs and an increase in construction personnel. In addition, 21 home sites closed during the second quarter of 2003, generating revenues of $1.1 million and gross profit of $0.6 million, compared to five home sites closed during the second quarter of 2002, generating revenues of $0.2 million and gross profit of $0.1 million. The average price of a home was approximately $305,000 in the second quarter of 2003, compared to $303,000 in the second quarter of 2002.

     At James Island, 21 home sales closed during the second quarter of 2003, generating revenues of $6.9 million and gross profit of $0.9 million, compared to 21 home sales closed during the second quarter of 2002, generating revenues of $6.8 million and gross profit of $1.0 million.

     At Victoria Park, 26 home sales closed in the second quarter of 2003, generating revenues of $4.7 million and gross profit of $0.5 million, compared to 13 home sales closed in the second quarter of 2002, generating revenues of $2.3 million and gross profit of $0.6 million. Gross profit on home sales as a percentage of revenue decreased to 11% for the second quarter of 2003 from 26% for the second quarter of 2002 due to changes in the product mix. In addition, three home sites closed during the second quarter of 2003 generating revenues of $0.3 million and gross profit of $0.2 million, compared to four home sites closed during the second quarter of 2002, generating revenues of $0.3 million and gross profit of $0.1 million. The average price of a home was approximately $178,000 in the second quarter of 2003, compared to $173,000 in the second quarter of 2002.

     Saussy Burbank closed sales of 146 homes and five home sites in the second quarter of 2003, generating revenues of $30.0 million and gross profit of $2.8 million, compared to 124 home sales closed in the second quarter of 2002, generating revenues of $23.9 million and gross profit of $3.0 million. The average price of a home closed in the second quarter of 2003 was $206,000, compared to $193,000 in the second quarter of 2002.

     In addition to revenues from sales of homes and home sites and the Arvida/JMB investment activity, the community residential development segment had revenues totaling $8.8 million for the second quarter of 2003, with $7.8 million in related costs, compared to revenues totaling $4.5 million for the second quarter of 2002, with $5.5 million in related costs. These include revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees, rental income, land sales and other joint ventures. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. Revenues from land sales were $0.6 million in the second quarter of 2003 with related costs of less than $0.1 million, compared to revenues of $0.4 million in the second quarter of 2002, with related costs of less than $0.1 million. For the second quarter of 2003, the Company recorded pre-tax losses from other joint ventures of $(0.2) million, compared to pre-tax losses of $(0.5) million for the second quarter of 2002.

     The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $9.9 million during the second quarter of 2003, compared to $9.0 million in the second quarter of 2002. The increase is primarily due to increases in project administration and marketing costs attributable to the increases in residential development activity.

     Depreciation and amortization for the second quarter of 2003 increased $0.8 million to $1.8 million, compared to the second quarter of 2002. The increase is primarily due to an increase in property associated with club and resort operations.

Six Months Ended June 30

     Following is a summary of activity by community (dollars in millions) in the periods indicated:

	Six months ended June 30, 2003				Six months ended June 30, 2002

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units		Sales	Profit	Units		sales	Profit
	(a)	Revenues	(b)	(b)	(a)	Revenues	(b)	(b)

Northwest Florida:
Walton County:
WaterColor	52	$18.7	$8.3	$10.4	65	$29.0	$14.9	$14.1
WaterSound	29	63.4	34.4	29.0	33	9.7	4.0	5.7
Bay County:
The Hammocks	51	3.9	3.4	0.5	28	2.5	2.1	0.4
Palmetto Trace	33	4.8	4.4	0.4	7	1.2	1.1	0.1
Summerwood	—	—	—	—	12	1.8	1.6	0.2
Woodrun	—	—	—	—	1	0.3	0.3	—
Other Bay County	—	—	—	—	1	0.1	0.1	—
Leon County:
SouthWood	84	12.9	9.9	3.0	70	11.4	8.7	2.7
Gulf County:
Windmark Beach	6	3.6	0.7	2.9	47	11.6	2.7	8.9
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club	68	15.5	12.7	2.8	62	15.2	11.9	3.3
Duval County:
Hampton Park	17	5.4	4.7	0.7	9	2.7	2.3	0.4
James Island	34	10.8	9.5	1.3	39	12.2	10.4	1.8
Central Florida:
Volusia County:
Victoria Park	61	10.3	8.7	1.6	27	4.1	3.2	0.9
North Carolina and South Carolina:
Saussy Burbank	270	52.3	47.3	5.0	224	43.1	38.1	5.0

Total		$201.6	$144.0	$57.6		$144.9	$101.4	$43.5

     (a)  Units are comprised of lot sales as well as single-family and multi-family residences.

     (b)  Cost of sales is a component of operating expenses. For the six months ended June 30, 2003, cost of sales of $144.0 million plus $13.3 million of costs related to other residential operations and $19.0 million of administrative expenses totals $176.3 million of operating expenses for the segment. For the six months ended June 30, 2002, cost of sales of $101.4 million plus $9.6 million of costs related to other residential operations and $17.0 million of administrative expenses totals $128.0 million of operating expenses for the segment. Gross profit equals revenues less cost of sales.

     At WaterColor, during the first six months of 2003, 43 home sites closed, generating revenue of $14.5 million and gross profit of $9.5 million, compared to 36 lots closed in the first six months of 2002, generating revenue of $11.3 million and gross profit of $8.0 million. Gross profit on sales of home sites as a percentage of revenue decreased to 66% for the first six months of 2003 from 71% for the first six months of 2002 due to increased general development costs charged to current and future phases of the project. The average price of a home site sold in the first six months of 2003 was $337,000 compared to $313,000 in the first six months of 2002. The increase in average lot price is primarily due to sales in the first six months of 2003 of one beach-view lot for $975,000 and three lots at an average price of $523,000 per lot. In addition, prices increased on a comparable per unit basis. Two single-family residences closed at WaterColor during the first six months of 2003, generating revenue of $1.7 million and gross profit of $0.5 million, compared to eight single-family residences closed during the first six months of 2002, generating revenues of $6.5 million and gross profit of $2.5 million. Gross profit on single-family home sales as a percentage of revenue decreased to 29% for the first six months of 2003 from 38% for the first six months of 2002 due to changes in the product mix. The average price of a single-family residence sold in the first six months of 2003 was $849,000, compared to $897,000 in the first six months of 2002. The decrease in average price per unit for single-family residences is primarily due to the location and size of the residences sold. There were seven multi-family residences closed during the first six months of 2003, compared to 21 multi-family residences closed during the first six months of 2002. Revenue from multi-family residences, which is recorded using the percentage of completion method of accounting, was $2.6 million in the first six months of 2003 with gross profit of $0.4 million, compared to revenue of $11.3 million and gross profit of $3.5 million in the first six months of 2002. The decrease in revenue is due to the change in product availability and the decrease in gross profit recognized on multi-family residences is primarily due to increased development and construction costs.

     At WaterSound Beach, 29 home sites closed during the first six months of 2003, generating revenue of $14.6 million and gross profit of $9.5 million, compared to 33 home sites closed in the first six months of 2002, generating revenue of $9.7 million and gross profit of $5.7 million. The average price of a lot sold in the first six months of 2003 was $451,000, compared to $310,000 in the first quarter of 2002. The increase was due to the sales in the first quarter of 2003 of two Gulf front lots at an average price of $1,075,000, the location and size of the home sites sold and price increases on a comparable per unit basis. Revenues and costs of sales in 2003 included beachfront multi-family units for which revenue is recorded using the percentage of completion method of accounting. Revenues recognized were $48.8 million in the first six months of 2003, with related cost of sales of $29.4 million.

     At Southwood, 54 home sales closed, generating revenues of $10.1 million and gross profit of $1.6 million, compared to 50 home sales closed in the first six months of 2002, generating revenues of $9.1 million and gross profit of $1.4 million. In addition, 30 home sites closed during the first six months of 2003, generating revenues of $2.8 million and gross profit of $1.4 million, compared to 20 home sites closed during the first six months of 2002, generating revenues of $2.3 million and gross profit of $1.3 million. The average price of a home was approximately $187,000 in the first six months of 2003, compared to $181,000 in the first six months of 2002.

     At WindMark Beach, six home sites closed during the first six months of 2003, generating revenues of $3.6 million and gross profit of $2.9 million, compared to 47 home sites closed during the first six months of 2002, generating revenues of $11.6 million and gross profit of $8.9 million. The average price of a home site was $603,000 in the first six months of 2003, compared to $246,000 in the first six months of 2002. The increase in home site price is due to the relative size and location of home sites sold in each quarter and increases in prices of comparable lots.

     At St. Johns Golf and Country Club, 47 home sales closed during the first six months of 2003, generating revenues of $14.4 million and gross profit of $2.2 million, compared to 47 homes sales closed during the first six months of 2002, generating revenues of $14.7 million and gross profit of $3.1 million. Gross profit on home sales as a percentage of revenue decreased to 15% for the first six months of 2003 from 21% for the first six months of 2002 due to increases in interest costs and contractor costs and an increase in construction personnel. In addition, 21 home sites closed during the first six months of 2003, generating revenues of $1.1 million and gross profit of $0.6 million, compared to 15 home sites closed during the first six months of 2002, generating revenues of $0.5 million and gross profit of $0.2 million. The average price of a home was approximately $305,000 in the first six months of 2003, compared to $313,000 in the first six months of 2002.

     At James Island, 34 home sales closed during the first six months of 2003, generating revenues of $10.8 million and gross profit of $1.3 million, compared to 39 home sales closed during the first six months of 2002, generating revenues of $12.2 million and gross profit of $1.8 million.

     At Victoria Park, 48 home sales closed in the first six months of 2003, generating revenues of $9.3 million and gross profit of $1.1 million, compared to 22 home sales closed in the first six months of 2002, generating revenues of $3.7 million and gross profit of $0.7 million. Gross profit on home sales as a percentage of revenue decreased to 12% for the first six months of 2003 from 19% for the first six months of 2002 due to changes in the product mix. In addition, 13 home sites closed during the first six months of 2003 generating revenues of $1.0 million and gross profit of $0.5 million, compared to five home sites closed during the first six months of 2002, generating revenues of $0.4 million and gross profit of $0.2 million. The average price of a home was $193,000 in the first six months of 2003, compared to $172,000 in the first six months of 2002.

     Saussy Burbank closed sales of 251 homes and 19 home sites in the first six months of 2003, generating revenues of $52.3 million and gross profit of $5.0 million, compared to 224 home sales closed in the first six months of 2002, generating revenues of $43.1 million and gross profit of $5.0 million. The average price of a home closed in the first six months of 2003 was $207,000, compared to $193,000 in the first six months of 2002.

     In addition to revenues from sales of homes and home sites and the Arvida/JMB investment activity, the community residential development segment had revenues totaling $12.9 million for the first six months of 2003, with $13.3 million in related costs, compared to revenues totaling $6.4 million for the first six months of 2002, with $9.6 million in related costs. These include revenues from the WaterColor Inn, other resort operations, management fees, rental income, land sales and other joint ventures. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. Revenues from land sales were $1.0 million in the first six months of 2003 with related costs of less than $0.1 million, compared to revenues of $0.4 million in the first six months of 2002 with related costs of less than $0.1 million. For the first six months of 2003, the Company recorded pre-tax losses from other joint ventures of $(0.6) million, compared to pre-tax losses of $(0.9) million for the first six months of 2002.

     The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $19.0 million during the first six months of 2003, compared to $17.0 million in the first six months of 2002. The increase is primarily due to increases in project administration costs and marketing costs attributable to the increase in residential development activity.

     Depreciation and amortization for the first six months of 2003 increased $1.7 million to $3.5 million, compared to the first six months of 2002. The increase is primarily due to an increase in property associated with club and resort operations.

Land Sales

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$16.7	$13.3	$39.7	$35.9
Operating expenses	3.9	2.8	9.2	7.2
Depreciation and amortization	0.1	—	0.2	—
Other income (expense)	0.1	—	0.1	0.2
Pretax income from continuing operations	12.8	10.5	30.4	28.9

     St. Joe Land Company sells parcels of land from a portion of timberland held by the Company in Northwest Florida. These parcels can be used as secluded home sites, quail plantations, ranches, farms, hunting and fishing preserves and for other recreational uses. The Company also sells conservation land to government and conservation groups.

     Predevelopment planning continues for the first RiverCamps. RiverCamps on Crooked Creek in Bay County is being planned as the first RiverCamps location to have homes and home sites ready for sale. Located on approximately 1,500 acres of former timberland, RiverCamps on Crooked Creek will offer bay-front, bay-view, lake, marsh, and woodland home sites set within a proposed conservation area. With water on three sides, the site features views of West Bay, the Intracoastal Waterway and Crooked Creek. While a number of predevelopment steps remain, the parcel is planned for up to 450 home sites. Prices for homes sites are expected to range from $75,000 to $350,000. Planning is also underway on other potential RiverCamps sites.

Three Months Ended June 30

     During the second quarter of 2003, the land sales division, excluding conservation land sales, had revenues of $11.0 million, which represented sales from 47 transactions totaling 5,896 acres at an average price of $1,867 per acre. During the second quarter of 2002, revenues were $12.1 million, representing sales from 44 transactions totaling 5,522 acres at an average price of $2,191 per acre. Gross profit resulting from land sales in the second quarter of 2003 totaled $9.3 million, or 85% of total revenue, as compared to $10.6 million in the second quarter of 2002, or 88% of total revenue. The average price per acre achieved by the land sales division varies based on the characteristics of the particular acreage sold. The decrease in gross profit as a percentage of revenue is primarily due to higher closing costs and cost of sales in the second quarter of 2003 than in the second quarter of 2002.

     During the second quarter of 2003, the Company sold 4,693 acres of conservation land for proceeds of $5.7 million, or $1,215 per acre. During the second quarter of 2002, the Company sold 500 acres of conservation land for proceeds of $1.2 million, or $2,445 per acre. Gross profit from conservation land sales totaled $5.1 million, or 89% of total revenue, for the second quarter of 2003, compared to $1.2 million, or approximately 100% of total revenue, for the second quarter of 2002.

Six Months Ended June 30

     During the first six months of 2003, the land sales division, excluding conservation land sales, had revenues of $19.1 million, which included sales from 86 transactions totaling 9,444 acres at an average price of $1,951 per acre. During the first six months of 2002, revenues were $27.4 million, representing sales from 79 transactions totaling 14,961 acres at an average price of $1,839 per acre. Gross profit resulting from land sales in the first six months of 2003 totaled $15.3 million, or 80% of total revenue, as compared to $24.1 million in the first six months of 2002, or 88% of total revenue. The average price per acre achieved by the land sales division varies based on the characteristics of the particular acreage sold. The decrease in gross profit as a percentage of revenue is primarily due to higher closing costs and cost of sales in the first quarter of 2003 than in the first quarter of 2002.

     Also included in land sales for the first six months of 2003 was the sale of the 2003 HGTV Dream Home, located on East Bay in Bay County, Florida. This sale generated revenue of $0.7 million with related costs of $0.7 million.

     During the first six months of 2003, the Company sold 18,610 acres of conservation land for proceeds of $20.6 million, or $1,107 per acre. During the first six months of 2002, the Company sold 7,508 acres of conservation lands for proceeds of $8.5 million, or $1,129 per acre. Gross profit resulting from conservation land sales in the first six months of 2003 totaled approximately $18.3 million, or 89% of total revenue, compared to $7.4 million, or 87% of total revenue, in the first six months of 2002.

     Currently, there is activity underway to sell as many as six additional parcels in 2003, totaling approximately 61,000 acres of conservation land, to state and private conservation interests. Additionally, 12 tracts totaling more than 75,000 acres are being considered for sale in years 2004 to 2006. Since conservation land sales generally are derived from public funding, the timing and sequence of these transactions is uncertain, and some transactions could be delayed or cancelled.

Commercial real estate development and services

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$32.4	$21.8	$60.4	$45.1
Operating expenses	24.1	18.1	43.6	38.9
Depreciation and amortization	3.2	2.3	6.3	4.3
Impairment loss	14.1	—	14.1	—
Other expense	(1.9)	(2.0)	(3.8)	(3.4)
Pretax (loss) income from continuing operations	(10.9)	(0.6)	(7.4)	(1.5)

     Operations of the commercial real estate development and services segment include development of St. Joe properties and rental income from St. Joe’s investment property portfolio (“St. Joe Commercial”), the Advantis service businesses, and investments in unconsolidated affiliates.

     St. Joe Commercial is converting more than 740 acres of former timberland across Northwest Florida into commerce parks. Currently, the Company has commerce parks operating or under development in five Northwest Florida counties. Information about each commerce park is presented in the table below.

Commerce Parks	County	Net Saleable Acres	Current Asking Price Per Acre

Existing:
Beach Commerce	Bay	154.8	$60,000 – 435,000
Port St. Joe Commerce	Gulf	57.0	$30,000 – 35,000
Airport Commerce	Leon	39.8	$75,000 – 260,000
Predevelopment:
Beach Commerce II	Bay	140.0	$65,000 – 45,000
Port St. Joe II	Gulf	44.9	$35,000 – 45,000
Hammock Creek	Gadsden	113.8	$40,000 – 150,000
South Walton County	Walton	42.0	$100,000 – 435,000
Cedar Grove	Bay	150.0	$35,000 – 45,000

     In the second quarter of 2003, St. Joe Commercial continued development of WaterColor Crossings, a commercial center in WaterColor, with a new full-service 28,800-square-foot Publix Super Market. The Publix is scheduled to open in the fall of 2003. The new center has an additional 14,400 square feet of retail space and three out-parcels for retail operations.

     Construction of a new Publix Super Market is also underway at SouthWood Village, a retail development within SouthWood. The 45,000-square-foot facility is expected to open in September of 2003. The center has an additional 18,000 square feet of retail space and 11 out-parcels for retail operations.

     Beckrich Office Two, the second 35,000-square-foot office building in Beckrich Office Park in Panama City Beach, is scheduled to be completed in the third quarter of 2003.

     Infrastructure construction continues at Pier Park, a mixed-use project in Panama City Beach, Florida. Pier Park is a public/private venture between St. Joe and the City of Panama City Beach fronting on six acres of white-sand beach. There are 50 acres of land available for retail, dining and entertainment facilities near the beach, plus hotel and timeshare sites and 70 acres of highway-oriented commercial land. In the second quarter of 2003, St. Joe Commercial sold 23.75 acres at $181,000 per acre in Pier Park to an Orlando-based developer to develop a 237,500 square foot value retail center, which is expected to open within a year.

Three Months Ended June 30

     Rental revenues generated by St. Joe Commercial owned operating properties were $9.4 million during the second quarter of 2003, an increase of 15%, compared to $8.2 million in the second quarter of 2002. The increase was primarily caused by four new buildings placed in service or acquired since the second quarter of 2002 and the acquisition of the remaining interest in one building which was previously 50% owned and accounted for using the equity method of accounting, partially offset by two buildings sold since the second quarter of 2002. Operating expenses relating to these revenues were $3.9 million, an increase of 34% compared to $2.9 million in the second quarter of 2002. As of June 30, 2003, St. Joe Commercial had interests in 20 operating properties with 2.5 million total rentable square feet in service. As of June 30, 2002, St. Joe Commercial had interests in 19 operating properties with 2.2 million total rentable square feet in service. At June 30, 2003 and 2002, three buildings that are owned by partnerships and accounted for using the equity method of accounting totaled approximately 0.4 million square feet. The overall leased percentage decreased to 77% at June 30, 2003, compared to 82% at June 30, 2002. During the fourth quarter of 2002, the Company sold its interests in Tree of Life and Nextel Call Center, two buildings with leased percentages of 100% at June 30, 2002. Additionally, the Company is still in the process of procuring tenants for SouthWood Office One and 245 Riverside, two buildings for which development was recently completed. Approximately 0.1 million square feet of office space was under construction as of June 30, 2003.

     The Company uses net operating income (“NOI”) as a measure to evaluate the performance of the commercial operating properties. Information about commercial income producing properties owned or managed by the Company, along with results of operations for the second quarter of 2003 and 2002, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable		Percentage
		Square Feet at	Leased at	Square Feet at		Leased at
	Location	June 30, 2003	June 30, 2003	June 30, 2002		June 30, 2002

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	147,000	93%	147,000		86%
Prestige Place I and II	Clearwater, FL	143,000	83	143,000		86
Lakeview	Tampa, FL	125,000	77	125,000		94
Palm Court	Tampa, FL	60,000	67	60,000		93
Westside Corporate Center	Plantation, FL	100,000	84	100,000		84
280 Interstate North	Atlanta, GA	126,000	67	126,000		92
Southhall Center	Orlando, FL	155,000	88	155,000		95
1133 20th Street	Washington, DC	119,000	99	119,000		99
1750 K Street	Washington, DC	152,000	92	152,000		92
Millenia Park One	Orlando, FL	158,000	57	158,000		44
Beckrich Office One	Panama City Beach, FL	34,000	88		(b)		(b)
5660 New Northside	Atlanta, GA	275,000	89		(b)		(b)
SouthWood Office One	Tallahassee, FL	88,000	50		(b)		(b)

Subtotal		1,684,000		1,287,000

Development property:
Westchase Corporate Center	Houston, TX	184,000	92	184,000		82
Tree of Life	St. Augustine, FL	(a)	(a)	69,000		100
TNT Logistics	Jacksonville, FL	99,000	77	99,000		73
245 Riverside	Jacksonville, FL	134,000	38		(b)		(b)
Nextel Call Center	Panama City Beach, FL	(a)	(a)	67,000		100

Subtotal		417,000		419,000

Total		2,101,000		1,706,000

     (a)  These properties were sold prior to the date reported.

     (b)  These properties were acquired or completed after the date reported.

	Three months ended					Three months ended
	June 30, 2003					June 30, 2002

(in millions)	Revenues	Operating Expenses (a)	NOI (b)	Adjustments (c)	Pre-tax Income (loss)	Revenues	Operating Expenses (a)	NOI (b)	Adjustments (c)	Pre-tax Income (loss)

Buildings purchased with tax-deferred proceeds:
Harbourside	$0.8	0.3	$0.5	$(0.4)	$0.1	$0.6	0.2	$0.4	$(0.4)	$—
Prestige Place I and II	0.6	0.3	0.3	(0.3)	—	0.5	0.4	0.1	(0.2)	(0.1)
Lakeview	0.5	0.3	0.2	(0.3)	(0.1)	0.6	0.3	0.3	(0.3)	—
Palm Court	0.1	0.1	—	(0.1)	(0.1)	0.2	0.1	0.1	(0.1)	—
Westside Corporate Center	0.5	0.2	0.3	(0.3)	—	0.5	0.2	0.3	(0.2)	0.1
280 Interstate North	0.5	0.2	0.3	(0.3)	—	0.6	0.2	0.4	(0.3)	0.1
Southhall Center	0.7	0.2	0.5	(0.4)	0.1	0.9	0.2	0.7	(0.4)	0.3
1133 20th Street	0.9	0.4	0.5	(0.5)	—	1.0	0.3	0.7	(0.6)	0.1
1750 K Street	1.4	0.5	0.9	(0.7)	0.2	1.5	0.5	1.0	(0.7)	0.3
Millenia Park One	0.4	0.2	0.2	(0.3)	(0.1)	0.1	0.1	—	0.1	0.1
Beckrich Office One	0.2	0.1	0.1	—	0.1	—	—	—	—	—
5660 New Northside	1.6	0.4	1.2	(0.3)	0.9	—	—	—	—	—
SouthWood Office One	—	—	—	(0.1)	(0.1)	—	—	—	—	—

Subtotal	$8.2	$3.2	$5.0	$(4.0)	$1.0	$6.5	$2.5	$4.0	$(3.1)	$0.9

Development property:
Westchase Corporate Center	1.0	0.4	0.6	(0.5)	0.1	0.9	0.5	0.4	(0.5)	(0.1)
Tree of Life	—	—	—	—	—	0.4	0.2	0.2	(0.2)	—
TNT Logistics	0.3	0.1	0.2	(0.2)	—	0.3	0.1	0.2	(0.1)	0.1
245 Riverside	0.3	0.2	0.1	(0.2)	(0.1)	—	—	—	—	—
Nextel Call Center	—	—	—	—	—	0.1	—	0.1	(0.1)	—
Other	(0.4)	—	(0.4)	0.4	—	—	(0.4)	0.4	(0.4)	—

Subtotal	$1.2	$0.7	$0.5	$(0.5)	$—	$1.7	$0.4	$1.3	$(1.3)	$—

Total	$9.4	$3.9	$5.5	$(4.5)	$1.0	$8.2	$2.9	$5.3	$(4.4)	$0.9

     (a)  For the quarter ended June 30, 2003, operating expenses of rental operations of $3.9 million plus $14.6 million in operating expenses for Advantis, $3.7 million of cost of real estate sales, and $1.9 million of administrative expenses equals $24.1 million of operating expenses for the segment. For the quarter ended June 30, 2002, operating expenses of rental operations of $2.9 million plus $13.4 million of operating expenses for Advantis, $0.1 million of cost of real estate sales, and $1.7 million of administrative expenses equals $18.1 million of operating expenses for the segment.

     (b)  NOI is defined as rental revenues less operating expenses.

     (c)  Adjustments include interest expense, depreciation and amortization.

     Operating revenues generated from Advantis totaled $13.5 million during the second quarter of 2003 compared with $13.6 million for the second quarter of 2002. The 1% decrease was due to a decrease in management services revenues which was partially offset by an increase in construction revenues. Advantis’ expenses were $14.6 million during the second quarter of 2003 compared with $13.4 million for the second quarter of 2002, an increase of 9%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. As previously discussed, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See note 5 of Notes to Consolidated Financial Statements.

     The commercial segment has made significant progress in establishing value for land for retail, apartment, and other commercial use in Northwest Florida. During the second quarter of 2003, St. Joe Commercial realized $8.7 million in revenue from real estate sales with related costs of $3.7 million. This included sales of retail commercial real estate in Bay, Leon and Walton Counties of approximately 40 acres, generating revenues of $6.7 million and gross profit of $4.0 million, the sale of approximately 2.3 acres in Texas, generating revenues of $1.0 million and gross profit of $0.3 million, the sale of approximately 10.9 acres at Beach Commerce Center, generating revenues of $0.7 million and gross profit of $0.5 million, the sale of approximately 5.5 acres at Port St. Joe Commerce Center, generating revenues of $0.1 million and gross profit of less than $0.1 million, and miscellaneous commercial land sales of approximately 3.7 acres, generating revenues of $0.2 million and gross profit of $0.1 million. During the second quarter of 2002, St. Joe Commercial realized $0.1 million in revenue from real estate sales with related costs of $0.1 million.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $0.2 million to revenues in the second quarter of 2003, compared to a loss of $(0.3) million in the second quarter of 2002. The Company also had development fees earned of $0.6 million in the second quarter of 2003, compared to $0.2 million in the second quarter of 2002.

     General and administrative expenses for the commercial group, which are included in operating expenses, were $1.9 million for the second quarter of 2003, compared to $1.7 million in the second quarter of 2002. The increase was due to an increase in salaries and benefits and an increase in other general and administrative expenses resulting from increased real estate rental and sales activity.

     Depreciation and amortization, which is primarily made up of depreciation on operating properties, was $3.2 million for the second quarter of 2003, compared to $2.3 million for the second quarter of 2002. The increase in depreciation is primarily due to an increase in commercial buildings that are 100% owned by the Company and are fully consolidated for accounting purposes.

Six Months Ended June 30

     Rental revenues generated by St. Joe Commercial owned operating properties were $18.8 million during the first six months of 2003, an increase of 21%, compared to $15.5 million in the first six months of 2002. The increase was primarily caused by four new buildings placed in service or acquired since the second quarter of 2002 and the acquisition of the remaining interest in one building which was previously 50% owned and accounted for using the equity method of accounting, partially offset by two buildings sold since the second quarter of 2002. Operating expenses relating to these revenues were $7.4 million, an increase of 37% compared to $5.4 million for the first six months of 2002. As of June 30, 2003, St. Joe Commercial had interests in 20 operating properties with 2.5 million total rentable square feet in service, including three buildings totaling 0.4 million square feet that are owned by partnerships and accounted for using the equity method of accounting. As of June 30, 2002, St. Joe Commercial had interests in 19 operating properties with 2.2 million total rentable square feet in service, including three buildings totaling 0.4 million square feet that are owned by partnerships and accounted for using the equity method of accounting. The overall leased percentage decreased to 77% at June 30, 2003, compared to 82% at June 30, 2002. During the fourth quarter of 2002, the Company sold its interests in Tree of Life and Nextel Call Center, two buildings with leased percentages of 100% at June 30, 2002. Additionally, the Company is still in the process of procuring tenants for SouthWood Office One and 245 Riverside, two buildings for which development was recently completed. Approximately 0.1 million square feet of office space was under construction as of June 30, 2003.

     The Company uses NOI as a measure to evaluate the performance of the commercial operating properties. Information about commercial income producing properties owned or managed by the Company, along with results of operations for the first six months of 2003 and 2002, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable		Percentage
		Square Feet at	Leased at	Square Feet at		Leased at
	Location	June 30, 2003	June 30, 2003	June 30, 2002		June 30, 2002

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	147,000	93%	147,000		86%
Prestige Place I and II	Clearwater, FL	143,000	83	143,000		86
Lakeview	Tampa, FL	125,000	77	125,000		94
Palm Court	Tampa, FL	60,000	67	60,000		93
Westside Corporate Center	Plantation, FL	100,000	84	100,000		84
280 Interstate North	Atlanta, GA	126,000	67	126,000		92
Southhall Center	Orlando, FL	155,000	88	155,000		95
1133 20th Street	Washington, DC	119,000	99	119,000		99
1750 K Street	Washington, DC	152,000	92	152,000		92
Millenia Park One	Orlando, FL	158,000	57	158,000		44
Beckrich Office One	Panama City Beach, FL	34,000	88		(b)		(b)
5660 New Northside	Atlanta, GA	275,000	89		(b)		(b)
SouthWood Office One	Tallahassee, FL	88,000	50		(b)		(b)

Subtotal		1,684,000		1,287,000

Development property:
Westchase Corporate Center	Houston, TX	184,000	92	184,000		82
Tree of Life	St. Augustine, FL	(a)	(a)	69,000		100
TNT Logistics	Jacksonville, FL	99,000	77	99,000		73
245 Riverside	Jacksonville, FL	134,000	38		(b)		(b)
Nextel Call Center	Panama City Beach, FL	(a)	(a)	67,000		100

Subtotal		417,000		419,000

Total		2,101,000		1,706,000

     (a)  These properties were sold prior to the date reported.

     (b)  These properties were acquired or completed after the date reported.

	Six months ended					Six months ended
	June 30, 2003					June 30, 2002

(in millions)	Revenues	Operating Expenses (a)	NOI (b)	Adjustments (c)	Pre-tax Income (loss)	Revenues	Operating Expenses (a)	NOI (b)	Adjustments (c)	Pre-tax Income (loss)

Buildings purchased with tax-deferred proceeds:
Harbourside	$1.4	0.5	$0.9	$(0.8)	$0.1	$1.2	0.5	$0.7	$(0.7)	$—
Prestige Place I and II	1.1	0.5	0.6	(0.6)	—	1.1	0.7	0.4	(0.5)	(0.1)
Lakeview	1.0	0.5	0.5	(0.6)	(0.1)	1.1	0.5	0.6	(0.6)	—
Palm Court	0.2	0.2	—	(0.2)	(0.2)	0.4	0.1	0.3	(0.3)	—
Westside Corporate Center	1.0	0.4	0.6	(0.6)	—	1.0	0.4	0.6	(0.4)	0.2
280 Interstate North	0.9	0.4	0.5	(0.5)	—	1.1	0.4	0.7	(0.5)	0.2
Southhall Center	1.4	0.4	1.0	(0.8)	0.2	1.7	0.4	1.3	(0.8)	0.5
1133 20th Street	1.9	0.7	1.2	(1.0)	0.2	2.0	0.6	1.4	(1.1)	0.3
1750 K Street	2.8	1.0	1.8	(1.4)	0.4	2.8	0.9	1.9	(0.9)	1.0
Millenia Park One	0.8	0.4	0.4	(0.7)	(0.3)	0.1	0.1	—	0.1	0.1
Beckrich Office One	0.4	0.2	0.2	(0.1)	0.1	—	—	—	—	—
5660 New Northside	3.2	0.9	2.3	(0.7)	1.6	—	—	—	—	—
SouthWood Office One	—	—	—	(0.1)	(0.1)	—	—	—	—	—

Subtotal	$16.1	$6.1	$10.0	$(8.1)	$1.9	$12.5	$4.6	$7.9	$(5.7)	$2.2

Development property:
Westchase Corporate Center	2.1	0.8	1.3	(1.0)	0.3	1.7	0.8	0.9	(1.1)	(0.2)
Tree of Life	—	—	—	—	—	0.7	0.3	0.4	(0.4)	—
TNT Logistics	0.7	0.3	0.4	(0.3)	0.1	0.4	0.1	0.3	(0.1)	0.2
245 Riverside	0.3	0.2	0.1	(0.2)	(0.1)	—	—	—	—	—
Nextel Call Center	—	—	—	—	—	0.2	—	0.2	(0.2)	—
Other	(0.4)	—	(0.4)	0.2	(0.2)	—	(0.4)	0.4	(1.6)	(1.2)

Subtotal	$2.7	$1.3	$1.4	$(1.3)	$0.1	$3.0	$0.8	$2.2	$(3.4)	$(1.2)

Total	$18.8	$7.4	$11.4	$(9.4)	$2.0	$15.5	$5.4	$10.1	$(9.1)	$1.0

     (a)  For the six months ended June 30, 2003, operating expenses of rental operations of $7.4 million plus $28.2 million of operating expenses for Advantis, $4.2 million of cost of real estate sales, and $3.8 million of administrative expenses equals $43.6 million of operating expenses for the segment. For the six months ended June 30, 2002, operating expenses of rental operations of $5.4 million plus $28.8 million of operating expenses for Advantis, $1.4 million of cost of real estate sales, and $3.3 million of administrative expenses equals $38.9 million in operating expenses for the segment.

     (b)  NOI is defined as rental revenues less operating expenses.

     (c)  Adjustments include interest expense, depreciation and amortization.

     Operating revenues generated from Advantis totaled $25.8 million during the first six months of 2003 compared with $27.2 million for the first six months of 2002, a decrease of 5% due to decreases in construction revenues and management services revenues, which were partially offset by an increase in brokerage revenues.

Advantis’ expenses were $28.2 million during the first six months of 2003 compared with $28.8 million for the first six months of 2002, a decrease of 2%. Advantis’ expenses include commissions paid to brokers, property management expenses, office administration expenses and construction costs. As previously discussed, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See note 5 of Notes to Consolidated Financial Statements.

     During the first six months of 2003, St. Joe Commercial realized $14.2 million in revenue from real estate sales with related costs of $4.2 million through the sale of real estate in Northwest Florida. In addition to the second quarter 2003 sales previously discussed, this included sales of retail commercial real estate in Bay County of approximately 99 acres, generating revenues of $3.3 million and gross profit of $3.2 million, miscellaneous commercial land sales of approximately 30 acres, generating revenues of $1.1 million and gross profit of $1.0 million, the sale of approximately 11.7 acres at Beach Commerce Center, generating revenues of $0.8 million and gross profit of $0.6 million, and the sale of approximately 10.5 acres at Port St. Joe Commerce Center, generating revenues of $0.3 million and gross profit of $0.1 million. During the first six months of 2002, St. Joe Commercial realized $2.7 million in revenue from real estate sales, which primarily represent sales of Florida and Texas real estate, with related costs of approximately $1.4 million.

     The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $0.4 million to revenues in the first six months of 2003, compared to a loss of $(0.8) million in the first six months of 2002. The Company also had development fees earned of $1.2 million in the first six months of 2003, compared to $0.5 million in the first six months of 2002.

     General and administrative expenses for the commercial group, which are included in operating expenses, were $3.8 million for the first six months of 2003, compared to $3.3 million in the first six months of 2002. The increase was due to an increase in salaries and benefits and an increase in other general and administrative expenses resulting from increased real estate rental and sales activity.

     Depreciation and amortization, which is primarily made up of depreciation on operating properties, was $6.3 million for the first six months of 2003, compared to $4.3 million for the first six months of 2002. The increase in depreciation is primarily due to an increase in commercial buildings that are 100% owned by the Company and are fully consolidated for accounting purposes.

Forestry

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$10.2	$12.0	$19.8	$22.3
Operating expenses	7.5	9.1	14.9	17.2
Depreciation and amortization	1.1	1.1	2.1	2.1
Other income (expense)	0.6	0.5	1.3	1.3
Pretax income from continuing operations	2.2	2.3	4.1	4.3

Three Months Ended June 30

     Total revenues for the forestry segment were $10.2 million in the second quarter of 2003, compared to $12.0 million in the second quarter of 2002. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation (“Smurfit-Stone”), were $3.0 million (173,000 tons) for the second quarter of 2003, compared to $3.2 million (178,000 tons) for the second quarter of 2002. The decrease in revenue was due to decreasing prices under the terms of the fiber agreement and a decrease in volume. Sales to other customers totaled $4.4 million (217,000 tons) for the second quarter of 2003, compared to $5.4 million (199,000 tons) for the second quarter of 2002. The decrease in sales to other customers was due to the sale of a lower percentage of higher margin saw timber products in the second quarter of 2003 than in the second quarter of 2002. Revenues from the cypress mill operation were $2.8 million for the second quarter of 2003, compared to $3.4 million in the second quarter of 2002.

     Operating expenses were $7.5 million for the second quarter of 2003, compared to $9.1 million for the second quarter of 2002. Cost of sales, which are included in operating expenses, were $6.8 million, or 67% of revenues, in the second quarter of 2003 as compared to $8.5 million, or 71% of revenues, in the second quarter of 2002. The decrease in cost of sales was primarily due to a decrease in costs associated with the chip plant, which was sold in the fourth quarter of 2002. Cost of sales for the cypress mill operation were $2.4 million in the second quarter of 2003, compared to $2.6 million in the second quarter of 2002. Other operating expenses, excluding depreciation, were $0.7 million in the second quarter of 2003, compared to $0.6 million in the second quarter of 2002.

Six Months Ended June 30

     Total revenues for the forestry segment were $19.8 million for the first six months of 2003, compared to $22.3 million for the first six months of 2002. Total sales under the Company’s fiber agreement with Smurfit-Stone were $5.7 million (335,000 tons) for the first six months of 2003, compared to $6.5 million (354,000 tons) for the first six months of 2002. The decrease in revenue was due to decreasing prices under the terms of the fiber agreement and a decrease in volume. Sales to other customers totaled $8.7 million (457,000 tons) for the first six months of 2003, compared to $10.4 million (430,000 tons) for the first six months of 2002. The decrease in sales to other customers was due to the sale of a lower percentage of higher margin saw timber products in the first six months of 2003 than in the first six months of 2002. Revenues from the cypress mill operation were $5.4 million for the first six months of 2003 and 2002.

     Operating expenses were $14.9 million for the first six months of 2003, compared to $17.2 million for the first six months of 2002. Cost of sales, which are included in operating expenses, were $13.6 million, or 69% of revenues, in the first six months of 2003 as compared to $15.8 million, or 71% of revenues, in the first six months of 2002. The decrease in cost of sales was primarily due to a decrease in costs associated with the chip plant, which was sold in the fourth quarter of 2002. Cost of sales for the cypress mill operation was $4.9 million in the first six months of 2003, compared to $4.2 million in the first six months of 2002. Other operating expenses, excluding depreciation, were $1.3 million in the first six months of 2003, compared to $1.4 million in the first six months of 2002.

Liquidity and Capital Resources

The Company generates cash from its:

•	Operations;

•	Investments and other liquid assets;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuances of equity, including exercises of employee stock options.

The Company uses cash for:

•	Operations;

•	Real estate development;

•	Construction and homebuilding;

•	Repurchases of the Company’s common stock;

•	Payments of dividends;

•	Repayments of debt; and

•	Investments in joint ventures and acquisitions.

     The ability of the Company to generate operating cash flows is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting the Company and the real estate industry in general. Real estate market conditions in the Company’s regions of development, particularly in Northwest Florida, have generally remained healthy. After a downturn in the immediate aftermath of September 11, 2001, tourism in the Northwest Florida region has rebounded, primarily from drive-in markets. The Company believes that long-term prospects of job growth, coupled with strong in-migration population expansion, indicate that demand levels may be favorable in the future.

     Management believes that the financial condition of the Company is strong and that the Company’s cash,

investments, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the continued investment in real estate developments. If the liquidity of the Company is not adequate to fund operating requirements, capital development, stock repurchases, and dividends, the Company has various alternatives to change its cash flow, including eliminating or reducing its stock repurchase program, eliminating or reducing dividends, altering the timing of its development projects and/or selling existing assets.

Cash Flows from Operating Activities

     Net cash used in operations in the first six months of 2003 was $28.4 million and included expenditures of $151.7 million relating to the Company’s community residential development segment. Net cash provided by operations in the first six months of 2002 was $4.1 million and included expenditures of $140.0 million relating to the Company’s community residential development segment.

Cash Flows from Investing Activities

     Net cash provided by investing activities for the first six months of 2003 was $12.2 million and included proceeds from sales of assets totaling $53.8 million and capital expenditures of $38.6 million, consisting of commercial property development, residential club and resort property development, and other property, plant and equipment. Net cash provided by investing activities for the first six months of 2002 totaled $115.6 million. Included in 2002 cash flows from investing activities was $138.5 million of proceeds received on the sale of ARS, reflecting gross proceeds less closing costs and cash balances of ARS at closing, and capital expenditures of $60.2 million, consisting of commercial property acquisitions and development and other property, plant and equipment.

Cash Flows from Financing Activities

     In the first six months of 2003, cash flows used in financing activities totaled $8.1 million. In the first six months of 2002, cash flows used in financing activities totaled $55.2 million.

     During the first six months of 2003, the Company secured borrowings collateralized by its commercial property of $9.3 million, and recorded additional community development district (“CDD”) debt of $12.8 million. During the first six months of 2002, the Company secured borrowings collateralized by its commercial property of $26.0 million.

     The Company has a $250 million credit facility, which matures on March 30, 2005, as amended in May 2003, and can be used for general corporate purposes. At June 30, 2003, the balance outstanding on the credit facility was $15 million. At December 31, 2002, there was no balance outstanding on the credit facility.

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

     The Company has used CDD bonds to finance the construction of on-site infrastructure improvements at three projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company records a liability for future assessments which are fixed or determinable and will be levied against properties owned by the Company. At June 30, 2003, CDD bonds totaling $83.5 million had been issued, of which $63.6 million had been expended. At December 31, 2002, CDD bonds totaling $83.5 million had been issued, of which $49.4 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has recorded $24.1 million and $11.3 million of this obligation as of June 30, 2003 and December 31, 2002, respectively.

     In August 2002, the Company’s Board of Directors authorized a total of $150 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “St. Joe Stock Repurchase Program”), of which $74.7 million remained not yet expended at June 30, 2003. The Company has also entered into a series of agreements with the Alfred I. duPont Testamentary Trust (the “Trust”), the principal stockholder of the Company, and the Trust’s beneficiary, the Nemours Foundation (the

“Foundation”), to participate in the St. Joe Stock Repurchase Program, the most recent of which began on May 21, 2003 and lasts for 90 days. From August 1998 through August 2002, the Company’s Board of Directors authorized a total of $650 million for the St. Joe Stock Repurchase Program, of which a total of approximately $575.3 million has been expended.

     As of June 30, 2003, a total of 15,512,466 shares have been repurchased on the open market and 7,266,566 shares have been repurchased from the Trust. The Company expended $45.7 million in the first six months of 2003 for the purchase of its common stock, compared to $80.7 million in the first six months of 2002. In addition, 341,884 shares of stock, with a value of $10.0 million, were surrendered to the Company by company executives as payment for the strike price and taxes due on stock options that were exercised, and taxes due on restricted stock that had vested.

Off-Balance Sheet Debt

     The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. At June 30, 2003, four of these partnerships had debt outstanding totaling $52.7 million. The Company is wholly or jointly and severally liable as guarantor on these credit obligations. The maximum amount of the debt guaranteed by the Company is $54.5 million. The Company believes that future contributions, if required, will not have a significant impact on the Company’s liquidity or financial position.

Subsequent Event

     On July 2, 2003, the Company purchased the 26% interest in St. Joe/Arvida Company, L.P. (“St. Joe/Arvida”) that it did not previously own for $20.0 million in cash. As a result of this purchase, St. Joe/Arvida is now a wholly owned subsidiary of the Company. As part of the purchase, the dispute was settled regarding the use of the “Arvida” name by the Company and its affiliates.

Forward Sale Contract

     On October 15, 1999, the Company entered into three-year forward sale contracts with a major financial institution that led to the ultimate disposition of its investments in equity securities. Under the forward sale agreement, on October 15, 1999, the Company received approximately $111.1 million in cash in exchange for future delivery of a number of these equity securities to the financial institution. The agreement allowed the Company to retain an amount of the securities that represented appreciation up to 20% of their value on October 15, 1999. On February 26, 2002, the Company settled a portion of the forward sale contracts and recognized a pre-tax gain of $94.7 million ($61.6 million, net of taxes).

     On October 15, 2002, the remainder of the Forward Sale Contracts matured and the Company delivered the remaining equity securities to fully settle the Forward Sale Contracts, including the related debt balance. In the fourth quarter of 2002, the Company recognized a pre-tax gain of approximately $38.0 million, $24.7 million net of taxes, on maturity of the remaining contracts. Net cash received at maturity was $0.2 million.

Contractual Obligations and Commercial Commitments

     There have been no material changes to contractual obligations and commercial commitments during the first six months of 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to quantitative and qualitative disclosures about market risk during the first six months of 2003.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

     (b)  Changes in Internal Controls. Since the end of the period covered by this report, there have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 20, 2003. At the Meeting a Board of Directors consisting of nine members was elected and the appointment of KPMG LLP as the Company’s independent auditors for the 2003 fiscal year was ratified.

     The number of votes cast for, against or withheld, as well as the number of abstentions, for each matter is set forth below. There were no broker non-votes for these matters.

1.	Election of Directors

Name of Nominee	Votes For	Votes Withheld

Michael L. Ainslie	70,803,080	358,402
Hugh M. Durden	69,549,210	1,612,272
John S. Lord	68,469,202	2,692,280
Herbert H. Peyton	67,179,163	3,982,319
Walter L. Revell	70,826,090	335,392
Peter S. Rummell	66,686,301	4,475,181
Frank S. Shaw, Jr.	70,828,800	332,682
Winfred L. Thornton	66,942,250	4,219,232
John D. Uible	70,830,280	331,202

2.	Ratification of the appointment of KPMG LLP as the Company’s Independent Auditors:

For	Against	Abstain

70,357,428	777,006	27,048

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement for Purchase and Sale of Assets and Stock between St. Joe Real Estate Services, Inc., et al., and CMT Holding, Ltd., dated as of June 18, 1998 (incorporated by reference to Exhibit 2.01 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 1-10466)).

3.1	Restated and Amended Articles of Incorporation dated May 12, 1998 (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File 333-89146)).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.01 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-10466)).

4.1	Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).

4.2	Amendment No. 1 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).

4.3	Amendment No. 2 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.1	Amended and Restated Severance Agreement of Peter S. Rummell, dated as of August 21, 2001 (incorporated by reference to Exhibit 10.08 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-10466)).

10.2	Employment Agreement of Kevin M. Twomey, dated January 27, 1999 (incorporated by reference to Exhibit 10.25 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.3	Restricted Shares Agreement of Kevin M. Twomey (1997 Stock Incentive Plan) (incorporated by reference to Exhibit 10.27 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.4	Amended and Restated Severance Agreement of Kevin M. Twomey, dated August 21, 2001 (incorporated by reference to Exhibit 10.18 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.5	Long-term Incentive Compensation Agreement of Kevin M. Twomey, dated as of August 21, 2001 (incorporated by reference to Exhibit 10.09 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-10466)).

10.6	Employment Agreement of Robert M. Rhodes, dated November 3, 1997 (incorporated by reference to Exhibit 10.03 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).

10.7	Long-term Incentive Compensation Agreement of Robert M. Rhodes, dated as of August 21, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-10466)).

10.8	Amended and Restated Severance Agreement of Robert M. Rhodes, dated August 21, 2001 (incorporated by reference to Exhibit 10.19 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.9	Employment Agreement of Michael N. Regan, dated November 3, 1997 (incorporated by reference to Exhibit 10.17 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.10	Employment Agreement of Jerry M. Ray, dated October 22, 1997 (incorporated by reference to Exhibit 10.16 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.11	Severance Agreement of Christine M. Marx, dated March 24, 2003 (incorporated by reference to Exhibit 99.04 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003).

10.12	Form of Severance Agreement (incorporated by reference to Exhibit 10.07 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).

10.13	Deferred Capital Accumulation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.14	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.15 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.15	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.16	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.17	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.18	2001 Stock Incentive Plan(incorporated by reference to Exhibit 10.24 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.19	Form of Stock Option Agreement (2001 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.20	Directors’ Deferred Compensation Plan, dated December 28, 2001(incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.21	Indemnification Agreement, dated as of October 26, 1999, among the registrant, the Nemours Foundation and the Alfred I. duPont Testamentary Trust (incorporated by reference to Exhibit 10.02 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 1-10466)).

10.22	Letter Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated May 24, 2002 (incorporated by reference to Exhibit 10.28 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.23	Agreement between the registrant and the Alfred I. duPont Testamentary Trust dated February 7, 2003 (incorporated by reference to Exhibit 99.03 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

(b)	Reports on Form 8-K

Form 8-K Item 9 – Regulation FD Disclosure – April 22, 2003
Form 8-K Item 9 – Regulation FD Disclosure – April 22, 2003
Form 8-K Item 9 – Regulation FD Disclosure – April 23, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: August 13, 2003	/s/ Kevin M. Twomey

Kevin M. Twomey President, Chief Operating Officer, and Chief Financial Officer

Date: August 13, 2003	/s/ Michael N. Regan

Michael N. Regan Senior Vice President – Finance and Planning (Principal Accounting Officer)