Form 10-Q
period 2003-09-30
ST JOE CO
filed 2003-11-12
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-10466

The St. Joe Company

(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 500, 245 Riverside Avenue, Jacksonville, Florida (Address of principal executive offices)	32202 (Zip Code)

(904) 301-4200

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☑          NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of November 7, 2003, there were 100,703,547 shares of common stock, no par value, issued and 76,238,853 shares outstanding, with 24,464,694 shares of treasury stock.

THE ST. JOE COMPANY

INDEX

		Page
		No.

PART I Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Income — Three months and nine months ended September 30, 2003 and 2002	3
	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2003	4
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II Other Information
Item 1.	Legal Proceedings (See Part I, Item 1, Note 10.)
Item 6.	Exhibits and Reports on Form 8-K	39
Signatures		40
Exhibits		41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(Unaudited)

	(Dollars in thousands)
ASSETS
Real estate investments	$862,911	$806,701
Cash & cash equivalents	63,486	73,273
Short-term investments	634	1,131
Accounts receivable	97,547	48,583
Prepaid pension asset	93,871	90,990
Property, plant & equipment, net	37,176	42,907
Goodwill and other intangibles	63,302	55,238
Other assets	44,221	51,064

	$1,263,148	$1,169,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	369,005	320,915
Accounts payable	70,818	46,409
Accrued liabilities	108,625	104,806
Deferred income taxes	227,233	212,017

Total liabilities	775,681	684,147
Minority interest in consolidated subsidiaries	6,940	5,647
Stockholders’ Equity:
Common stock, no par value; 180,000,000 shares authorized; 99,864,019 and 97,430,600 issued at September 30, 2003 and December 31, 2002, respectively	178,791	122,709
Retained earnings	924,568	892,622
Restricted stock deferred compensation	(19,102)	(512)
Treasury stock at cost, 23,785,256 and 21,426,202 shares held at September 30, 2003 and December 31, 2002, respectively	(603,730)	(534,726)

Total stockholders’ equity	480,527	480,093
Contingencies (Note 10)

	$1,263,148	$1,169,887

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)

	(Dollars in thousands, except per share data)
Operating revenues	$200,753	$152,456	$531,744	$419,666

Expenses:
Operating expenses	144,365	117,039	389,014	311,250
Corporate expense, net	10,000	6,988	24,691	20,646
Depreciation and amortization	7,347	6,056	21,099	16,306
Impairment loss	—	—	14,083	—

Total expenses	161,712	130,083	448,887	348,202

Operating profit	39,041	22,373	82,857	71,464

Other (expense) income:
Investment income	209	1,101	806	2,752
Interest expense	(3,099)	(4,293)	(9,281)	(13,722)
Gain on settlement of forward sale contracts	—	—	—	94,698
Other, net	523	309	1,862	1,548

Total other (expense) income	(2,367)	(2,883)	(6,613)	85,276

Income from continuing operations before income taxes and minority interest	36,674	19,490	76,244	156,740
Income tax expense	13,730	7,457	28,298	59,970
Minority interest	(35)	436	645	921

Income from continuing operations	22,979	11,597	47,301	95,849

Income from discontinued operations:
Earnings from discontinued operations (net of income taxes of $1,469)	—	—	—	2,339
Gains on sales of discontinued operations (net of income taxes of $82 and $13,110, respectively)	—	131	—	20,887

Total income from discontinued operations	—	131	—	23,226

Net income	$22,979	$11,728	$47,301	$119,075

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.30	$0.15	$0.62	$1.21
Income from discontinued operations:
Earnings from discontinued operations	—	—	—	0.03
Gain on sale of discontinued operations	—	—	—	0.26

Net income	$0.30	$0.15	$0.62	$1.50

Diluted
Income from continuing operations	$0.30	$0.15	$0.61	$1.17
Income from discontinued operations:
Earnings from discontinued operations	—	—	—	0.03
Gain on sale of discontinued operations	—	—	—	0.25

Net income	$0.30	$0.15	$0.61	$1.45

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Restricted Stock
			Retained	Deferred	Treasury
	Shares	Amount	Earnings	Compensation	Shares	Total

	(Unaudited)

	(Dollars in thousands)
Balance at December 31, 2002	76,004,398	$122,709	$892,622	$(512)	$(534,726)	$480,093

Net income	—	—	47,301	—	—	47,301
Dividends	—	—	(15,355)	—	—	(15,355)
Issuance of common stock	2,433,419	47,140	—	(19,840)	—	27,300
Tax benefit on exercise of stock options	—	8,942	—	—	—	8,942
Amortization of restricted stock deferred compensation	—	—	—	1,250	—	1,250
Surrender of shares into treasury	(341,884)				(9,958)	(9,958)
Purchase of treasury shares	(2,017,170)	—	—	—	(59,046)	(59,046)

Balance at September 30, 2003	76,078,763	$178,791	$924,568	$(19,102)	$(603,730)	$480,527

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$47,301	$119,075
Adjustments to reconcile net income to cash flows from operating activities:
Gain recorded on settlement of forward sale contracts	—	(94,698)
Depreciation and amortization	21,099	17,370
Imputed interest on long-term debt	—	3,951
Minority interest in income	645	921
Gain on sales of real estate investments	(55,655)	(43,965)
Equity in losses (income) of unconsolidated joint ventures	2,457	(11,224)
Distributions from unconsolidated community residential joint ventures	5,310	30,743
Origination of mortgage loans, net of proceeds from sales	—	(3,641)
Repayments of mortgage warehouse line of credit, net of proceeds	—	(13,951)
Deferred income tax expense	15,216	26,526
Cost of community residential properties sold	233,261	169,709
Expenditures for community residential properties	(243,479)	(214,018)
Loss on valuation of derivative	—	972
Gain on sale of discontinued operations	—	(20,700)
Impairment loss	14,083	—
Changes in operating assets and liabilities:
Accounts receivable	(48,964)	412
Other assets	(3,257)	15,224
Accounts payable and accrued liabilities	21,667	33,889
Income taxes payable	—	(7,682)

Net cash provided by operating activities	9,684	8,913
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,716)	(14,792)
Purchases of investments in real estate	(62,881)	(59,614)
Investments in joint ventures and purchase business acquisitions, net of cash received	(20,652)	(8,834)
Proceeds from dispositions of assets	68,654	54,095
Net proceeds from sale of discontinued operations	—	138,743
Proceeds from settlement of forward sale contracts	—	1,525
Maturities and redemptions of short-term investments, net of purchases	511	2,297

Net cash (used in) provided by investing activities	(18,084)	113,420
Cash flows from financing activities:
Proceeds from (repayments of) revolving credit agreements, net	30,000	(210,764)
Proceeds from other long-term debt	20,775	228,837
Repayments of other long-term debt	(1,445)	(1,604)
Contribution from minority interest owner	2,860	—
Proceeds from exercise of stock options and stock purchase plan	20,823	22,050
Dividends paid to stockholders and other distributions	(15,354)	(6,533)
Treasury stock purchased	(59,046)	(117,379)

Net cash used in financing activities	(1,387)	(85,393)
Net (decrease) increase in cash and cash equivalents	(9,787)	36,940
Cash and cash equivalents at beginning of period	73,273	40,940

Cash and cash equivalents at end of period	$63,486	$77,880

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per share amounts)

1.     Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. The results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year.

2.     Summary of Significant Accounting Policies

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in FAS 123 has been applied. Under APB 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
Net income as reported	$22,979	$11,728	$47,301	$119,075
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	501	73	781	208
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,521)	(1,221)	(4,857)	(3,864)

Net income — pro forma	$21,959	$10,580	$43,225	$115,419

Per share — Basic:
Earnings per share as reported	$0.30	$0.15	$0.62	$1.50
Earnings per share — pro forma	$0.29	$0.14	$0.57	$1.46
Per share — Diluted:
Earnings per share as reported	$0.30	$0.15	$0.61	$1.45
Earnings per share — pro forma	$0.29	$0.13	$0.56	$1.41

Earnings Per Share

      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes options to purchase shares of common stock have been exercised using the treasury stock method.

      In August 2002, the Company’s Board of Directors authorized $150,000 for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “St. Joe Stock Repurchase Program”), of which $61,408 remained not yet expended at September 30, 2003. From August 1998 through August 2002, the Company’s Board of Directors authorized a total of $650,000 for the St. Joe Stock Repurchase Program, of which a total of approximately $588,592 has been expended through September 30, 2003.

      Beginning in December 2000 for an initial 90-day term and for additional 90-day terms from time to time (currently through February 6, 2004), the Alfred I. duPont Testamentary Trust (the “Trust”), the principal stockholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”) have agreed to participate in the St. Joe Stock Repurchase Program. Pursuant to this agreement, the Trust and/or the Foundation will sell to the Company each Monday a number of shares equal to 0.47 (the “share multiplier”) times the number of shares the Company purchased from the public during the previous week, if any, at a price equal to the volume weighted average price, excluding commissions, paid by the Company for shares purchased from the public during that week. However, the Trust and the Foundation are not required to sell shares to the Company if the volume weighted average price of shares repurchased by St. Joe from the public during that prior week is below $30.00 per share (the “floor price”). Effective November 10, 2003, the share multiplier decreased from 0.9 and the floor price increased from $27.00 per share, which had been in effect since February 7, 2003.

      As of September 30, 2003, the Company had repurchased 15,728,366 shares on the open market and 7,464,476 shares from the Trust and the Foundation since inception of the program. During the nine months

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2003, 1,140,300 shares were repurchased on the open market, 876,870 shares were purchased from the Trust and Foundation, and 341,884 shares were surrendered to the Company by company executives as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the nine months ended September 30, 2002, 1,444,100 shares were repurchased on the open market, 2,586,206 shares were purchased from the Trust and Foundation, and executives surrendered 65,337 shares of Company stock as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. Also during the first nine months of 2003 and 2002, the Company issued 1,763,330 shares and 1,271,081 shares, respectively, upon the exercise of stock options.

      On September 16, 2003, the Trust announced that it had completed a public offering of 9,000,000 shares of St. Joe common stock at $31.50 per share. Subsequently, the underwriters exercised their over-allotment option to purchase an additional 1,350,000 shares. On September 29, 2003, the Trust sold an additional 650,000 shares at $31.75 per share. St. Joe did not receive any proceeds from the sales of these shares. As a result of these transactions, at September 30, 2003, the Trust and the Foundation owned 31.8% of the Company’s outstanding stock.

      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic	75,953,183	77,246,000	75,843,650	79,076,764
Diluted	77,894,096	79,973,354	77,888,981	82,089,173

Comprehensive Income

      For the nine months ended September 30, 2003, comprehensive income is equal to net income because there was no other comprehensive income. For the nine months ended September 30, 2002, the Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available-for-sale and derivative instruments. As a result, for the nine months ended September 30, 2003 and 2002, total comprehensive income was $47,301 and $55,661, respectively.

Supplemental Cash Flow Information

      The Company paid $18,770 and $12,346 for interest in the first nine months of 2003 and 2002, respectively. The Company received income tax refunds of $2,845, net of payments made, in the first nine months of 2003 and paid $2,420, net of refunds received, in the first nine months of 2002. The Company capitalized interest expense of $6,477 and $5,496 during the first nine months of 2003 and 2002, respectively.

      The Company’s non-cash activities included the surrender of shares of Company stock by executives of the Company and the tax benefit on exercise of stock options. During the nine months ended September 30, 2003, executives surrendered Company stock worth $9,958 as payment for taxes due on vested restricted stock and for the strike price of stock options and taxes due on exercised stock options. During the nine months ended September 30, 2002, executives surrendered Company stock worth $1,867 as payment for taxes due on vested restricted stock and as payment for the strike price and taxes due on exercised stock options. For the nine months ended September 30, 2003, the Company’s tax benefit on exercise of stock options was $8,942, compared to $5,727 for the nine months ended September 30, 2002. The Company’s non-cash activities for the nine months ended September 30, 2002, also included the settlement of a portion of its Forward Sale Contracts. The Company transferred equity securities with a fair value of $74,261 to a financial institution and

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled hedge instruments with a fair market value of $27,093, which reduced the debt associated with the sale of the equity securities by $96,963.

      Cash flows related to residential real estate development activities are included in operating activities on the statements of cash flows.

Lease Value Intangibles

      The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their fair value.

      Above-market and below-market in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the non-cancelable term of the lease. The capitalized above-market and below-market lease values (presented in the accompanying balance sheet as a component of Goodwill and other intangibles) are amortized to rental income over the remaining non-cancelable terms of the respective leases.

      The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with existing in-place leases and (ii) the property valued as if vacant. The Company utilizes management’s estimates to determine the respective property values. Management’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in their analysis include an estimate of carrying costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from one to 48 months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

      The total amount of other intangible assets acquired is further allocated to in-place lease values. The value of in-place leases is amortized to expense over the initial term of the leases, primarily ranging from one month to 131 months. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship intangibles would be charged to expense.

New FASB Statement

      In May 2003, the FASB issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2003. However, certain disclosure requirements are effective for the third quarter of 2003. The Company has no other material financial instruments that are affected currently by FAS 150.

      At July 1, 2003, the minority owner’s interest in St. Joe/ Arvida Company L.P. (“St. Joe/Arvida”) was subject to the deferred provisions of FAS 150 that apply to consolidated entities with specified termination

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates. On July 2, 2003, the Company acquired the 26% minority interest in St. Joe/ Arvida Company, L.P. for $20,000 in cash. As a result of this purchase, St. Joe/ Arvida became a wholly owned subsidiary of the Company and is no longer subject to FAS 150.

New FASB Interpretations

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. As of January 1, 2003, the Company has adopted FIN 45 and will apply the liability recognition requirements to all guarantees entered into or modified after December 31, 2002. There were no additions to or modifications of guarantees during the first nine months of 2003.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among the parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity’s expected losses, receives a majority of its expected residual returns, or both. Although the Company does not believe that any material impact will result from the adoption of FIN 46, the Company cannot make any definitive conclusion until it completes its evaluation in the fourth quarter of 2003.

3.     Business Combination

      On July 2, 2003, the Company purchased the 26% interest in St. Joe/ Arvida that it did not previously own for $20,000 in cash, including the resolution of a dispute regarding the use of the “Arvida” name by the Company and its affiliates. (See Note 4.) As a result of this purchase, St. Joe/ Arvida became a wholly owned subsidiary of the Company.

4.     Discontinued Operations

      On April 17, 2002, the Company completed the sale of Arvida Realty Services (“ARS”), its residential real estate services segment, for a gain of $33,658, or $20,700 net of tax. In connection with the sale, a liability was recorded related to a dispute with an outside party over the use of the Arvida name. Subsequently, the dispute was resolved and the liability was reversed. (See Note 3.) The Company has reported its residential real estate services operations as discontinued operations for the three-month and nine-month periods ended September 30, 2002. Revenues and net income from ARS for the nine months ended September 30, 2002 were $76,230 and $2,345, respectively.

      Also included in discontinued operations is the sale in the first quarter of 2002 of two commercial office buildings which generated a gain of $304, or $187 net of tax. Revenues and net operating loss from the buildings for the nine months ended September 30, 2002 were $7 and $(6), respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investment in Real Estate

      Real estate investments by segment include the following:

	September 30, 2003	December 31, 2002

Operating property:
Community residential development	$72,624	$61,801
Commercial real estate	346,183	304,976
Land sales	975	117
Forestry	83,473	89,074
Other	2,224	815

Total operating property	505,479	456,783

Development property:
Community residential development	263,113	240,725
Land sales	5,730	4,298
Forestry	360	356

Total development property	269,203	245,379

Investment property:
Commercial real estate	57,640	59,067
Land sales	165	165
Forestry	621	799
Other	4,607	2,386

Total investment property	63,033	62,417

Investment in unconsolidated affiliates:
Community residential development	29,889	37,873
Commercial real estate	21,975	21,472

Total investment in unconsolidated affiliates	51,864	59,345

Total real estate investments	889,579	823,924
Less: Accumulated depreciation	26,668	17,223

Net real estate investments	$862,911	$806,701

      Included in operating property are the Company’s timberlands, and land and buildings used for commercial rental purposes. Development property consists of community residential land currently under development. Investment property is the Company’s land held for future use.

6.     Goodwill Impairment

      Due to the very difficult environment for commercial real estate services companies, Advantis’ results of operations declined in the second quarter of 2003. As a result, during the second quarter of 2003, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28,891 to $14,808, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This resulted in an impairment loss of $14,083 pre-tax, or $8,801 net of tax.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Debt

      Long-term debt consists of the following:

	September 30, 2003	December 31, 2002

Medium-term notes	$175,000	$175,000
Senior revolving credit agreement, unsecured	30,000	—
Debt secured by certain commercial and residential property	159,976	141,860
Various secured and unsecured notes payable	4,029	4,055

Total debt	$369,005	$320,915

      The aggregate maturities of long-term debt subsequent to September 30, 2003 are as follows: 2003, $30,467; 2004, $33,527; 2005, $20,119; 2006, $3,201; 2007, $69,070; thereafter, $212,621.

8.     Marketable Securities Settlement

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

9.     Segment Information

      The Company conducts primarily all of its business in four reportable operating segments: community residential development, commercial real estate development and services, land sales, and forestry. The Company’s former residential real estate services segment has been reported as a discontinued operation following the Company’s decision to sell ARS. (See Note 4.) Intercompany transactions have been eliminated.

      One of the measures that the Company uses to evaluate segment performance is EBITDA. EBITDA is defined as earnings before interest cost, income taxes, depreciation and amortization. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles (“GAAP”). Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. However, management believes that EBITDA provides relevant information about the Company’s operations and, along with GAAP measures such as revenue, pre-tax income and net income, is useful in understanding the operating results of the Company’s segments and of the Company as a whole. Certain amounts in prior year EBITDA have been reclassified to conform with the Company’s current evaluation methods to include discontinued operations and other items.

      The caption entitled “Other” primarily consists of general and administrative expenses, net of investment income, and is only presented to reconcile consolidated results. “Other” includes gain on the settlement of the Company’s forward sales contracts of $94,698 for the nine months ended September 30, 2002. (See Note 8.) “Other” also includes operations of the Company’s former transportation segment which, due to the sale of

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the rolling stock of Apalachicola Northern Railroad in 2002, is no longer material enough to be reported as a separate segment. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

      Information by business segment follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total Revenues:
Community residential development	$143,987	$107,740	$354,987	$269,078
Commercial real estate development and services	29,333	22,976	89,756	68,032
Land sales	19,017	11,893	58,685	47,826
Forestry	8,440	9,471	28,222	31,751
Other	(24)	376	94	2,979

Total revenues	$200,753	$152,456	$531,744	$419,666

EBITDA:
Community residential development	36,392	23,897	73,852	58,846
Commercial real estate development and services	5,886	4,002	8,531	10,156
Land sales	14,835	8,554	45,393	37,493
Forestry	2,708	2,845	8,930	9,244
Discontinued operations	—	213	—	38,977
Other	(10,220)	(8,145)	(24,999)	73,770

EBITDA	$49,601	$31,366	$111,707	$228,486
Adjustments to reconcile EBITDA to income from continuing operations:
Depreciation and amortization	(7,347)	(6,056)	(21,099)	(16,306)
Interest expense	(5,572)	(6,085)	(15,115)	(17,505)
Income tax expense	(13,730)	(7,457)	(28,298)	(59,970)
Discontinued operations	—	(213)	—	(38,977)
Minority interest	27	42	106	121

Income from continuing operations	$22,979	$11,597	$47,301	$95,849

	September 30, 2003	December 31, 2002

Total Assets:
Community residential development	$492,595	$399,516
Commercial real estate development and services	460,397	433,657
Land sales	23,885	7,780
Forestry	94,339	101,993
Other corporate assets	191,932	226,941

Total assets	$1,263,148	$1,169,887

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Contingencies

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

      The Company is wholly or jointly and severally liable as guarantor on four credit obligations entered into by partnerships in which the Company has equity interests. At September 30, 2003, the maximum amount of the debt available to these partnerships that is guaranteed by the Company totals $54,477; the amount outstanding at September 30, 2003 totaled $52,555. Certain partners in these partnerships have indemnified the Company for a portion of the guaranteed debt. Management believes these guarantees have no significant fair market value due to the availability of underlying collateral and the solvency of the partners.

      At September 30, 2003 and December 31, 2002, the Company was party to surety bonds and standby letters of credit in the amounts of $37,766 and $36,266, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

      The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals will be reviewed and adjusted, if necessary, as additional information becomes available.

      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5,000 of the sales proceeds are being held in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. Upon completion of remediation the escrowed funds will be released to the Company. Based upon the Company’s current environmental studies, management does not believe the costs of the remediation will materially exceed the amount held in escrow. In the event other environmental matters are discovered beyond those contemplated by the $5,000 held in escrow, the purchasers of the Company’s sugar assets will be responsible for the first $500 of the additional costs, the Company will be responsible for the next $4,500, and thereafter the parties will share costs equally. In addition, approximately $1,700 is being held in escrow representing the value of land subject to remediation. The Company expects remediation to be completed in 2003 and the amounts held in escrow to be released to the Company by the middle of 2004.

      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in regulatory proceedings related to the Company’s former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $3,981 and $4,152 as of September 30, 2003 and December 31, 2002, respectively.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Forward Looking Statements

      This Report contains forward-looking statements, particularly in this Item. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. Statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan” or similar expressions in this Report. In particular, forward-looking statements include, among others, statements about the following:

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

      Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	economic conditions, particularly in Florida and key southeastern United States areas that serve as feeder markets to the Company’s Northwest Florida operations;

•	acts of war, terrorism, or other geopolitical events;

•	local conditions such as an oversupply of homes and home sites and residential or resort properties, or a reduction in demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	increases in operating costs, including increases in real estate taxes;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	decreases in market rental rates for our commercial and resort properties;

•	decreases in prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida;

•	potential liability under environmental laws or other laws or regulations;

•	adverse changes in laws or regulations affecting the development of real estate;

•	the availability of funding from governmental agencies and others to purchase conservation lands;

•	fluctuations in the size and number of transactions from period to period; and

•	adverse weather conditions or natural disasters.

      The foregoing list is not exhaustive and should be read in conjunction with other cautionary statements in this Report.

      Forward-looking statements are not guarantees of performance. You are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise. Additional risk factors are described in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our registration statement on Form S-3, as amended, filed September 16, 2003. Other factors besides those listed in this Report and in our other SEC filings could also adversely affect the Company’s results and the reader should not consider any list of factors to be a complete set of all potential risks or uncertainties.

Results of Operations

      Results of operations, principally in our community residential development, commercial real estate development and services, and land sales segments, are primarily based on the collective impact of a number of individual transactions. The size and number of these transactions may vary considerably from period to period. As a consequence, our financial results may fluctuate from period to period. Results of operations discussed below should be reviewed in this context.

Consolidated Results

Three Months Ended September 30

      Operating revenues increased $48.3 million, or 32%, to $200.8 million for the three months ended September 30, 2003, compared to $152.5 million for the three months ended September 30, 2002. The increase was primarily due to increased sales in the community residential development segment, the land sales segment, and the commercial real estate development and services segment. Operating expenses for all segments increased $27.4 million, or 23%, to $144.4 million for the three months ended September 30, 2003, compared to $117.0 million for the three months ended September 30, 2002. The increase was primarily due to an increase in cost of sales resulting from the increased sales in the community residential development segment and an increase in operating expenses in the commercial real estate development and services segment.

      Corporate expense, which represents corporate general and administrative expenses, increased $3.0 million, or 43%, to $10.0 million for the three months ended September 30, 2003, compared to $7.0 million for the three months ended September 30, 2002. The increase was primarily due to an increase of $2.4 million in employee benefit expenses, mostly related to an increase in executive deferred compensation, and an increase of $0.6 million in miscellaneous corporate expenses. Corporate expense included prepaid pension income of $0.7 million for the three months ended September 30, 2003, compared to $1.2 million for the three months ended September 30, 2002. During the third quarter of 2002, the Company lowered the long-term expected return for the assets of the St. Joe Company Pension Plan (the “Plan”) from 9.2% to 8.5% based on the performance of the Company’s pension assets over the previous three years. The Company does not expect to have to fund the Plan in the foreseeable future, unless market conditions deteriorate significantly.

      Depreciation and amortization increased $1.2 million, or 20%, to $7.3 million for the three months ended September 30, 2003, compared to $6.1 million in the three months ended September 30, 2002. The increase was primarily due to increases in commercial operating properties and property associated with club and resort operations for the community residential development segment.

      Other (expense) income was $(2.4) million for the three months ended September 30, 2003, compared to $(2.9) million for the three months ended September 30, 2002. Other (expense) income is made up of investment income, interest expense, gains on sales and dispositions of assets and other income. Investment income decreased $0.9 million to $0.2 million for the third quarter of 2003, compared to $1.1 million for the third quarter of 2002, due to a decrease of $0.6 million in interest income as a result of lower invested funds and to a decrease of $0.3 million in dividend income resulting from the disposition of securities. Interest expense decreased $1.2 million to $3.1 million for the third quarter of 2003, compared to $4.3 million for the third quarter of 2002, due to the settlement of debt related to the forward sale contracts and a decrease in interest expense related to the senior secured credit facility. For the third quarter of 2002, other income, net, included a loss on valuation of derivatives of $(0.8) million.

      Income tax expense on continuing operations totaled $13.7 million (an effective rate of 37%) for the three months ended September 30, 2003, compared to $7.5 million (an effective rate of 39%) for the three months ended September 30, 2002.

      Discontinued operations for the three months ended September 30, 2002 included a working capital adjustment to the gain on the sale of Arvida Realty Services (“ARS”) of approximately $0.2 million before taxes, or approximately $0.1 million net of taxes.

      Net income for the three months ended September 30, 2003 was $23.0 million, or $0.30 per diluted share, compared to $11.7 million, or $0.15 per diluted share, for the three months ended September 30, 2002.

Nine Months Ended September 30

      Operating revenues increased $112.0 million, or 27%, to $531.7 million for the nine months ended September 30, 2003, compared to $419.7 million for the nine months ended September 30, 2002. The increase was primarily due to increased sales in the community residential development segment, the commercial real estate development and services segment, and the land sales segment. Operating expenses for all segments increased $77.7 million, or 25%, to $389.0 million for the nine months ended September 30, 2003, compared to $311.3 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in cost of sales resulting from the increased sales in the community residential development segment and in the commercial real estate development and services segment.

      Corporate expense, which represents corporate general and administrative expenses, increased $4.1 million, or 20%, to $24.7 million for the nine months ended September 30, 2003, compared to $20.6 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in employee benefit expenses of $4.7 million, which was partially offset by a decrease of $0.6 million in miscellaneous corporate expenses. Corporate expense included prepaid pension income of $2.9 million for the nine months ended September 30, 2003, compared to $6.0 million for the nine months ended September 30, 2002. During the third quarter of 2002, the Company lowered the long-term expected return for the assets of the Plan from 9.2% to 8.5% based on the performance of the Company’s pension assets over the previous three years. The Company does not expect to have to fund the Plan in the foreseeable future, unless market conditions deteriorate significantly.

      Depreciation and amortization increased $4.8 million, or 29%, to $21.1 million for the nine months ended September 30, 2003, compared to $16.3 million in the nine months ended September 30, 2002. The increase was primarily due to increases in property associated with club and resort operations for the community residential development segment and commercial operating properties.

      In the second quarter of 2003, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting

Standards No. 142, Goodwill and Other Intangible Assets. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. See note 6 of Notes to Consolidated Financial Statements.

      Other (expense) income was $(6.6) million for the nine months ended September 30, 2003, compared to $85.3 million for the nine months ended September 30, 2002. Other income is made up of investment income, interest expense, gains on sales and dispositions of assets and other income, and, in 2002, gains and losses on valuation of derivatives. In the first quarter of 2002, the Company recorded a pre-tax gain on the settlement of its forward sales contracts of $94.7 million. Investment income decreased $2.0 million to $0.8 million for the first nine months of 2003, compared to $2.8 million for the first nine months of 2002, due to a decrease of $1.5 million in dividend income resulting from the disposition of securities and a decrease in interest income. Interest expense decreased $4.4 million to $9.3 million for the first nine months of 2003, compared to $13.7 million for the first nine months of 2002, due to the settlement of the debt related to the Company’s forward sale contracts, which was partially offset by interest attributable to debt secured by commercial buildings. For the first nine months of 2002, other, net, included a loss on valuation of derivatives of $(1.0) million.

      Income tax expense on continuing operations totaled $28.3 million (an effective rate of 37%) for the nine months ended September 30, 2003, compared to $60.0 million (an effective rate of 38%) for the nine months ended September 30, 2002.

      Discontinued operations for the nine months ended September 30, 2002 included the gain on sale and operations of ARS and the gain on sale and operations of two commercial office buildings disposed of in the first quarter of 2002. The gain recorded on the sale of ARS was $33.7 million before taxes, or $20.7 million net of taxes. Prior to its sale on April 17, 2002, ARS generated revenues of $76.2 million, operating expenses of $71.7 million, and net income of $2.3 million in 2002. Revenues and net operating income from the two commercial office buildings were each less than $0.1 million for the nine months ended June 30, 2002. The gain on the sale of the two commercial office buildings was $0.3 million, or $0.2 million net of taxes.

      Net income for the nine months ended September 30, 2003 was $47.3 million, or $0.61 per diluted share, compared to $119.1 million, or $1.45 per diluted share, for the nine months ended September 30, 2002.

Results of Operations by Business Segment

Community Residential Development

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$144.0	$107.7	$355.0	$269.0
Operating expenses	110.1	85.2	286.4	213.2
Depreciation and amortization	1.9	1.1	5.4	2.9
Other income (expense)	(0.1)	—	—	0.1
Pretax income from continuing operations	31.9	21.4	63.2	53.0

      The Company’s community residential development operations currently consist of its residential development and management activities on Company owned land. These activities are performed by St. Joe/ Arvida Company, L.P. (“St. Joe/Arvida”), which is developing a total of 18 communities in various stages of planning and execution primarily in northern and central Florida. Until July 2, 2003, the Company owned 74% of St. Joe/Arvida. On July 2, 2003, the Company purchased the remaining 26% interest for approximately $20 million. The Company also has a 26% limited partnership interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”). Arvida/JMB is recorded using the equity method of accounting for investments. The contribution to pre-tax income from Arvida/JMB substantially ended at the end of 2002. Arvida/JMB has finalized its current estimates of future costs and future cash distributions associated with the completion of operations and, as a result, the Company adjusted its investment in the partnership by a $3.5 million pre-tax charge in the first quarter of 2003. Arvida/JMB’s contribution to pre-tax income was $3.1 million and

$13.6 million for the three-month and nine-month periods ended September 30, 2002, respectively. Based on current expectations, the Company anticipates no material future income or losses from its investment in Arvida/JMB. The Company is also participating with an unrelated party in two 50/50 joint ventures which are developing residential communities in Palm Beach County, Florida and near Tampa, Florida.

Northwest Florida Developments

      WaterColor, a coastal resort community in Walton County, Florida, began sales in March 2000. St. Joe/Arvida is building homes and condominiums and selling developed home sites in WaterColor. Infrastructure construction in phase three continued in the third quarter and closings have begun. Amenities now offered include a beach club, two community pools, a boat house, the Fresh Daily Market, a tennis facility, the WaterColor Inn, Fish Out of Water restaurant, BaitHouse restaurant, and a site for recreational activities for children and adults called Camp WaterColor. At full build-out, the community is planned to include 1,140 units. From WaterColor’s inception through September 30, 2003, contracts pending or closed totaled 627 units.

      Also at WaterColor, 28 reservations were received at the Private Residence Club (“PRC”) at WaterColor, a new product allowing owners to purchase a  1/8 interest in a specific residence, entitling them to a minimum of five weeks per year in the PRC. The PRC at WaterColor, located adjacent to the WaterColor Inn and BeachClub, consists of 88 ownership interests in 11 fully furnished multi-family units. Construction of the PRC at WaterColor began in October 2003. Based on experience with this concept at WaterColor, management is planning to introduce PRCs at WaterSound Beach and other future resort communities.

      WaterSound Beach, a gated beachfront community, is located in Walton County, Florida, approximately three miles east of WaterColor. WaterSound Beach is planned to include single family homes, home sites and multi-family units. Closings on sales of home sites in this exclusive and secluded community began in the third quarter of 2001. The community is planned to include 499 residential units at full build-out. Of the 81 beachfront multi-family units of The Crossings at WaterSound Beach designed by Graham Gund, 80 are under contract and expected to close in the fourth quarter of this year and the first quarter of 2004. The remaining unit, which will be retained as a model for the next phase of multi-family units, has not been released for sale. During the third quarter, reservations were accepted for six apartments above the multi-family garages. These apartments are deed restricted so that they can only be held by an owner of a unit at The Crossings at WaterSound Beach. Construction and sales are slated to begin early next year on 25 multi-family units released for reservations in the fourth quarter of 2003. An additional 67 units are planned for later years. From WaterSound Beach’s inception to September 30, 2003, contracts pending or closed totaled 288 units.

      During the third quarter, design and predevelopment work began on a PRC at WaterSound Beach. The WaterSound Beach PRC is being planned for 168 ownership interests in 21 fully furnished multi-family units.

      On October 7, 2003, the Walton County Commission voted to approve land use entitlements for 478 of 1,060 units, along with 35,000 square feet of commercial space, planned in the next phase of WaterSound. Pending receipt of final environmental permits, infrastructure construction is planned to begin in the first quarter of 2004. This future phase of WaterSound is located on 1,443 acres of timberland between U.S. 98 and the Intracoastal Waterway. Work continues on a Development of Regional Impact (“DRI”) for the project in a process that is expected to continue for 12 to 15 months. The master plan for the next phase of WaterSound calls for amenities including golf, tennis, and access to Lake Powell plus the opportunity to purchase memberships in the beach club at WaterSound Beach and the Camp Creek Golf Club.

      Predevelopment planning continues on East Lake Powell, a 360-unit community with 30,000 square feet of commercial space on 181 acres in Bay County with 4,300 feet of frontage on Lake Powell. Although a development agreement was approved in the first quarter of 2003 for East Lake Powell, a number of regulatory steps remain before development can begin. The Company intends to begin development activity on this community when it is strategically advantageous.

      Sales continue at Palmetto Trace and The Hammocks, two primary home communities in Bay County. Palmetto Trace is planned for 523 units on 138 acres. The Hammocks is planned for 459 units on 143 acres.

From inception through September 30, 2003, contracts accepted or closed for the two communities included 66 homes sites and 322 homes.

      During the third quarter, Bay County approved a development agreement for WaveCrest, a beachfront development along Front Beach Road in Panama City Beach. WaveCrest is being planned for up to 88 residential units on the north side of the road, and a beach amenity on the Gulf of Mexico side for RiverCamps on Crooked Creek and designated residential communities. Additional regulatory steps remain before development can begin.

      WindMark Beach is a beachfront community located in Gulf County, Florida. The first phase of WindMark Beach is situated on approximately 80 acres and offers 110 home sites. This first phase of WindMark Beach also includes a pool club, community docks and a conservation area accessed by boardwalks and trails. From WindMark Beach’s inception through September 30, 2003, contracts have been accepted or closed for all of the 100 home sites that have been released for sale. Predevelopment planning has begun for a future phase with approximately 1,550 units on 2,000 acres along 15,000 feet of beachfront owned by the Company. A DRI for future phases is expected to be completed in mid-2004.

      SouthWood is situated on 3,770 acres in southeast Tallahassee, Florida. Plans for SouthWood include approximately 4,770 residential units and a variety of retail shops, restaurants, community facilities, light industrial sites and professional offices. Sales of homes and home sites commenced in the fourth quarter of 2000. During the third quarter of 2003, the SouthWood Golf Clubhouse opened along with a community center featuring tennis facilities and three new swimming pools. From SouthWood’s inception through September 30, 2003, contracts pending or closed totaled 545 units.

      During the third quarter, final land-use approvals were received for SummerCamp, a new beachfront vacation and second-home community located in southeastern Franklin County, Florida. Situated on 782 acres with 3.9 miles of waterfront, the community is being planned for 499 units, along with a beach club with cabanas, observation piers, a community dock and nature trails. Although certain regulatory steps remain, including environmental permits, infrastructure construction is expected to begin in the first quarter of 2004.

     Northeast Florida Developments

      St. Johns Golf and Country Club is located in St. Johns County, south of Jacksonville, Florida. This community, which includes an 18-hole golf course, a community swimming pool and a fitness center, is planned to include 799 units. From inception through September 30, 2003, pending or closed contracts totaled 469 units. Infrastructure construction continues on future phases.

      James Island is located in Jacksonville, Florida on 194 acres of land acquired by the Company. At full build-out, the community is expected to include 365 housing units. The 12 remaining units not under contract are expected to be sold by the end of the first quarter of 2004. From inception through September 30, 2003, pending or closed contracts totaled 353 units.

      RiverTown is situated on approximately 4,200 acres along the St. Johns River in St. Johns County south of Jacksonville, Florida. The community is being planned for approximately 4,500 units with 3.5 miles of frontage on the St. Johns River. The Comprehensive Plan Amendment for RiverTown has received a positive vote from the St. Johns County Planning Board and the St. Johns County Commission. The approval process for the Comprehensive Plan Amendment and the DRI are expected to continue for another 9 to 12 months. Sales are expected to begin in the first half of 2005.

     Central Florida Developments

      Victoria Park is situated on approximately 1,859 acres in Volusia County, between Orlando and Daytona Beach, Florida. This mixed-use community is planned for approximately 4,000 residences built among parks, lakes and conservation areas. From Victoria Park’s inception through September 2003, contracts pending or closed totaled 325 units.

      Infrastructure development concluded and sales commenced in the third quarter of 2003 for housing units in the first phase of Artisan Park, a 160-acre village in the town of Celebration near Orlando, Florida. The Company owns 74% of the joint venture that is developing Artisan Park. Plans for the neighborhood include approximately 314 single-family homes plus 302 condominium homes, along with parks, trails, an outdoor performance area and a community clubhouse with a fitness center, pool and educational and recreational programs.

     North Carolina and South Carolina Developments

      Saussy Burbank (“Saussy”), located in Charlotte, North Carolina, is currently building homes in North Carolina and South Carolina. Saussy is building homes in 17 communities in Charlotte, North Carolina, six communities in Raleigh, North Carolina and two communities in Charleston, South Carolina.

     Three Months Ended September 30

      Following is a summary of activity by community (dollars in millions) in the periods indicated:

	Quarter Ended September 30, 2003				Quarter Ended September 30, 2002

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	Sales(b)	Profit(b)	Units(a)	Revenues	Sales(b)	Profit(b)

Northwest Florida:
Walton County:
WaterColor	128	$29.4	$12.8	$16.6	95	$26.5	$13.3	$13.2
WaterSound	46	28.8	14.8	14.0	11	4.9	1.4	3.5
Bay County:
The Hammocks	9	1.2	1.1	0.1	25	2.1	1.8	0.3
Palmetto Trace	27	4.0	3.5	0.5	18	2.5	2.2	0.3
Leon County:
SouthWood	65	10.6	8.4	2.2	46	7.3	5.9	1.4
Gulf County:
WindMark Beach	7	3.8	0.7	3.1	12	6.5	1.4	5.1
Northeast Florida:
St. Johns County:
St. Johns Golf &
Country Club	44	12.2	9.7	2.5	40	11.5	9.3	2.2
Duval County:
James Island	12	4.6	3.8	0.8	15	4.7	4.0	0.7
Hampton Park	13	4.1	3.4	0.7	13	4.5	3.9	0.6
Central Florida:
Volusia County:
Victoria Park	41	6.7	5.7	1.0	23	3.3	2.9	0.4
Osceola County:
Artisan Park	5	0.6	0.4	0.2	—	—	—	—
North Carolina and South Carolina:
Saussy Burbank	131	27.1	24.9	2.2	130	26.3	24.2	2.1

Total		$133.1	$89.2	$43.9		$100.1	$70.3	$29.8

(a)	Units are comprised of sales of home sites as well as single-family and multi-family residences.

(b)	Cost of sales is a component of operating expenses. For the quarter ended September 30, 2003, cost of sales of $89.2 million plus $9.9 million of costs related to other residential operations and $11.0 million of administrative expenses totaled $110.1 million of operating expenses for this segment. For the quarter ended September 30, 2002, cost of sales of $70.3 million plus $6.1 million of costs related to other residential operations and $8.8 million of administrative expenses totaled $85.2 million of operating expenses for this segment. Gross profit equals revenues less cost of sales.

      Revenue and costs of sales associated with multi-family units under construction are recognized using the percentage of completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. A 10% deposit is required on multi-family units at WaterColor upon executing a contract. If a deposit is received for less than 10%, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound community, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. All deposits are non-refundable, except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, the Company is entitled to retain the deposit. However, the revenue and margin related to that contract previously recorded would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed prior to execution of a purchase contract and receipt of corresponding deposits are recognized on the full accrual method of accounting as contracts are closed.

      At WaterColor, during the third quarter of 2003, 115 home sites closed, generating revenue of $27.7 million and gross profit of $16.7 million, compared to 69 home sites closed in the third quarter of 2002, generating revenue of $16.1 million and gross profit of $10.5 million. Gross profit on sales of home sites as a percentage of revenue decreased to 60% for the third quarter of 2003 from 65% for the third quarter of 2002 due to the deferral of revenue in the third quarter of 2003 resulting from pending infrastructure development. The average price of a home site sold in the third quarter of 2003 was $295,000 compared to $267,000 in the third quarter of 2002. The increase in average lot price was primarily due to price increases on a comparable unit basis. Two single-family residences closed at WaterColor during the third quarter of 2003, generating revenue of $1.7 million and gross profit of $0.5 million, compared to five single-family residences closed during the third quarter of 2002, generating revenues of $4.0 million and gross profit of $1.5 million. Gross profit on single-family home sales as a percentage of revenue decreased to 29% for the third quarter of 2003 from 38% for the third quarter of 2002 due to changes in the product mix. The average price of a single-family residence sold in the third quarter of 2003 was $823,000 compared to $800,000 in the third quarter of 2002. There were 11 multi-family residences closed during the third quarter of 2003, compared to 21 multi-family residences closed during the third quarter of 2002. Sales of multi-family residences, for which revenue is recorded using the percentage of completion method of accounting, generated revenue of less than $0.1 million and gross profit of $(0.6) million for the third quarter of 2003, compared to revenue of $6.4 million and gross profit of $1.2 million in the third quarter of 2002. The decrease in revenue on multi-family residences was due to a change in product availability. The decrease in gross profit was primarily due to increased development and construction costs associated with the wind up of this phase of multi-family residences.

      At WaterSound Beach, 46 home sites closed during the third quarter of 2003, generating revenue of $17.3 million and gross profit of $10.6 million, compared to 11 home sites closed in the third quarter of 2002, generating revenue of $4.9 million and gross profit of $3.5 million. Gross profit on sales of home sites as a percentage of revenue decreased to 61% for the third quarter of 2003 from 71% for the third quarter of 2002 due to the recognition in the 2002 period of profit that had been previously deferred due to pending completion of infrastructure development. The average price of a lot sold in the third quarter of 2003 was $376,000, compared to $372,000 in the third quarter of 2002. Revenues and costs of sales in 2003 included beachfront multi-family units for which revenue is recorded using the percentage of completion method of accounting. Revenues recognized were $11.5 million in the third quarter of 2003, with gross profit of $3.4 million.

      At Southwood, 45 home sales closed, generating revenues of $8.8 million and gross profit of $1.2 million, compared to 31 home sales closed in the third quarter of 2002, generating revenues of $5.8 million and gross profit of $0.6 million. Gross profit on home sales increased to 14% for the third quarter of 2003 from 10% for the third quarter of 2002 due to lower construction costs and a change in the product mix. The average price of a home was approximately $194,000 in the third quarter of 2003, compared to $188,000 in the third quarter of 2002. In addition, 20 home sites closed during the third quarter of 2003, generating revenues of $1.8 million and gross profit of $1.0 million, compared to 15 home sites closed during the third quarter of 2002, generating revenues of $1.5 million and gross profit of $0.8 million.

      At WindMark Beach, 7 home sites closed during the third quarter of 2003, generating revenues of $3.8 million and gross profit of $3.1 million, compared to 12 home sites closed during the third quarter of 2002, generating revenues of $6.5 million and gross profit of $5.1 million. The decrease in the number of home sites closed is a result of the timing of the release of additional home sites.

      At St. Johns Golf and Country Club, 36 home sales closed during the third quarter of 2003, generating revenues of $11.8 million and gross profit of $2.2 million, compared to 38 homes sales closed during the third quarter of 2002, generating revenues of $11.3 million and gross profit of $2.1 million. In addition, eight home sites closed during the third quarter of 2003, generating revenues of $0.4 million and gross profit of $0.3 million, compared to two home sites closed during the third quarter of 2002, generating revenues of $0.2 million and gross profit of $0.1 million. The average price of a home was approximately $327,000 in the third quarter of 2003, compared to $296,000 in the third quarter of 2002.

      At James Island, 12 home sales closed during the third quarter of 2003, generating revenues of $4.6 million and gross profit of $0.8 million, compared to 15 home sales closed during the third quarter of 2002, generating revenues of $4.7 million and gross profit of $0.7 million.

      At Victoria Park, 28 home sales closed in the third quarter of 2003, generating revenues of $5.8 million and gross profit of $0.6 million, compared to 17 home sales closed in the third quarter of 2002, generating revenues of $3.1 million and gross profit of $0.4 million. Gross profit on home sales as a percentage of revenue decreased to 10% for the third quarter of 2003 from 13% for the third quarter of 2002 due to changes in the product mix. In addition, 13 home sites closed during the third quarter of 2003, generating revenues of $0.9 million and gross profit of $0.4 million, compared to six home sites closed during the third quarter of 2002, generating revenues of $0.2 million and gross profit of less than $0.1 million. The average price of a home increased to approximately $207,000 in the third quarter of 2003, compared to $181,000 in the third quarter of 2002, due to price increases on a comparable unit basis and changes in the product mix.

      Saussy Burbank closed sales of 131 homes in the third quarter of 2003, generating revenues of $27.1 million and gross profit of $2.2 million, compared to 130 home sales closed in the third quarter of 2002, generating revenues of $26.3 million and gross profit of $2.1 million. The average price of a home closed in the third quarter of 2003 was $207,000, compared to $202,000 in the third quarter of 2002.

      In addition to revenues from sales of homes and home sites and the Company’s equity in the income of Arvida/ JMB, the community residential development segment had other revenues totaling $10.9 million for the third quarter of 2003, with $9.9 million in related costs, compared to revenues totaling $4.8 million for the third quarter of 2002, with $6.1 million in related costs. These included revenues from the WaterColor Inn (the “Inn”), other resort operations, management fees, rental income, land sales and other joint ventures. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. Revenues from land sales were $2.0 million in the third quarter of 2003 with related costs of $1.8 million, compared to revenues of $0.1 million in the third quarter of 2002, with related costs of less than $0.1 million. For the third quarter of 2003, the Company recorded pre-tax losses from other joint ventures of $(0.2) million, compared to pre-tax income of $0.2 million for the third quarter of 2002.

      The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $11.0 million during the third quarter of 2003, compared to $8.8 million in the third quarter of 2002. The increase was primarily due to increases in project administration and marketing costs attributable to the increases in residential development activity.

      Depreciation and amortization for the third quarter of 2003 increased $0.8 million to $1.9 million, compared to the third quarter of 2002. The increase was primarily due to an increase in property associated with club and resort operations.

Nine Months Ended September 30

      Following is a summary of activity by community (dollars in millions) in the periods indicated:

	Nine Months Ended September 30, 2003				Nine Months Ended September 30, 2002

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units(a)	Revenues	Sales(b)	Profit(b)	Units(a)	Revenues	Sales(b)	Profit(b)

Northwest Florida:
Walton County:
WaterColor	180	$48.1	$21.1	$27.0	160	$55.5	$28.4	$27.1
WaterSound	75	92.2	49.2	43.0	44	14.6	5.4	9.2
Bay County:
The Hammocks	60	5.1	4.5	0.6	53	4.6	3.9	0.7
Palmetto Trace	60	8.9	8.0	0.9	25	3.7	3.3	0.4
SummerWood	—	—	—	—	12	1.8	1.6	0.2
Woodrun	—	—	—	—	1	0.3	0.3	—
Other Bay County	—	—	—	—	1	0.1	0.1	—
Leon County:
SouthWood	149	23.5	18.3	5.2	116	18.7	14.6	4.1
Gulf County:
WindMark Beach	13	7.4	1.4	6.0	59	18.1	4.1	14.0

Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club	112	27.7	22.4	5.3	102	26.7	21.2	5.5
Duval County:
James Island	46	15.4	13.3	2.1	54	16.9	14.4	2.5
Hampton Park	30	9.5	8.1	1.4	22	7.2	6.2	1.0

Central Florida:
Volusia County:
Victoria Park	102	17.0	14.4	2.6	50	7.4	6.1	1.3
Osceola County:
Artisan Park	5	0.6	0.4	0.2	—	—	—	—

North Carolina and South Carolina:
Saussy Burbank	401	79.4	72.2	7.2	354	69.4	62.1	7.3

Total		$334.8	$233.3	$101.5		$245.0	$171.7	$73.3

(a)	Units are comprised of sales of home sites as well as single-family and multi-family residences.

(b)	Cost of sales is a component of operating expenses. For the nine months ended September 30, 2003, cost of sales of $233.3 million plus $23.0 million of costs related to other residential operations and $30.1 million of administrative expenses totaled $286.4 million of operating expenses for this segment. For the nine months ended September 30, 2002, cost of sales of $171.7 million plus $15.6 million of costs related to other residential operations and $25.9 million of administrative expenses totaled $213.2 million of operating expenses for this segment. Gross profit equals revenues less cost of sales.

      At WaterColor, during the first nine months of 2003, 158 home sites closed, generating revenue of $42.2 million and gross profit of $26.1 million, compared to 105 lots closed in the first nine months of 2002, generating revenue of $27.4 million and gross profit of $18.4 million. Gross profit on sales of home sites as a percentage of revenue decreased to 62% for the first nine months of 2003 from 67% for the first nine months of

2002 primarily due to the deferral of revenue in the third quarter of 2003 resulting from pending infrastructure development. The average price of a home site sold in the first nine months of 2003 was $280,000 compared to $261,000 in the first nine months of 2002. The increase in average lot price was primarily due to sales in the first six months of 2003 of one beach-view lot for $975,000 and three lots at an average price of $523,000 per lot. In addition, prices increased on a comparable per unit basis. Four single-family residences closed at WaterColor during the first nine months of 2003, generating revenue of $3.3 million and gross profit of $1.0 million, compared to 13 single-family residences closed during the first nine months of 2002, generating revenues of $10.5 million and gross profit of $4.0 million. Gross profit on single-family home sales as a percentage of revenue decreased to 30% for the first nine months of 2003 from 38% for the first nine months of 2002 due to changes in the product mix. The average price of a single-family residence sold in the first nine months of 2003 was $836,000, compared to $805,000 in the first nine months of 2002. The increase in average price per unit for single-family residences was primarily due to the location and size of the residences sold. There were 18 multi-family residences closed during the first nine months of 2003, compared to 42 multi-family residences closed during the first nine months of 2002. Revenue from multi-family residences, which is recorded using the percentage of completion method of accounting, was $2.6 million in the first nine months of 2003 with gross profit of $(0.1) million, compared to revenue of $17.6 million and gross profit of $4.7 million in the first nine months of 2002. The decrease in revenue on multi-family residences was due to a change in product availability. The decrease in gross profit recognized on multi-family residences was primarily due to increased development and construction costs associated with the wind up of this phase of multi-family residences.

      At WaterSound Beach, 75 home sites closed during the first nine months of 2003, generating revenue of $31.9 million and gross profit of $20.1 million, compared to 44 home sites closed in the first nine months of 2002, generating revenue of $14.6 million and gross profit of $9.2 million. The average price of a lot sold in the first nine months of 2003 was $405,000, compared to $325,000 in the first nine months of 2002. The increase was due to the sales in the first quarter of 2003 of two Gulf front lots at an average price of $1,075,000, the location and size of the home sites sold and price increases on a comparable per unit basis. Revenues and costs of sales in 2003 included beachfront multi-family units for which revenue is recorded using the percentage of completion method of accounting. Revenues recognized were $60.3 million in the first nine months of 2003, with related cost of sales of $37.4 million.

      At Southwood, 99 home sales closed in the first nine months of 2003, generating revenues of $18.9 million and gross profit of $2.7 million, compared to 81 home sales closed in the first nine months of 2002, generating revenues of $14.9 million and gross profit of $2.0 million. In addition, 50 home sites closed during the first nine months of 2003, generating revenues of $4.6 million and gross profit of $2.5 million, compared to 35 home sites closed during the first nine months of 2002, generating revenues of $3.8 million and gross profit of $2.1 million. The average price of a home was approximately $190,000 in the first nine months of 2003, compared to $184,000 in the first nine months of 2002.

      At WindMark Beach, 13 home sites closed during the first nine months of 2003, generating revenues of $7.4 million and gross profit of $6.0 million, compared to 59 home sites closed during the first nine months of 2002, generating revenues of $18.1 million and gross profit of $14.0 million. The average price of a home site was $567,000 in the first nine months of 2003, compared to $301,000 in the first nine months of 2002. The increase in home site price was due to the relative size and location of home sites sold in each year and increases in prices of comparable lots.

      At St. Johns Golf and Country Club, 83 home sales closed during the first nine months of 2003, generating revenues of $26.2 million and gross profit of $4.5 million, compared to 85 homes sales closed during the first nine months of 2002, generating revenues of $26.0 million and gross profit of $5.3 million. Gross profit on home sales as a percentage of revenue decreased to 17% for the first nine months of 2003 from 20% for the first nine months of 2002 due to increases in interest costs and contractor costs and an increase in construction personnel. In addition, 29 home sites closed during the first nine months of 2003, generating revenues of $1.5 million and gross profit of $0.8 million, compared to 17 home sites closed during the first nine months of 2002, generating revenues of $0.7 million and gross profit of $0.2 million. The average price of a home was approximately $314,000 in the first nine months of 2003, compared to $306,000 in the first nine months of 2002.

      At James Island, 46 home sales closed during the first nine months of 2003, generating revenues of $15.4 million and gross profit of $2.1 million, compared to 54 home sales closed during the first nine months of 2002, generating revenues of $16.9 million and gross profit of $2.5 million.

      At Victoria Park, 76 home sales closed in the first nine months of 2003, generating revenues of $15.1 million and gross profit of $1.8 million, compared to 39 home sales closed in the first nine months of 2002, generating revenues of $6.8 million and gross profit of $1.1 million. Gross profit on home sales as a percentage of revenue decreased to 12% for the first nine months of 2003 from 15% for the first nine months of 2002 due to changes in the product mix. In addition, 26 home sites closed during the first nine months of 2003 generating revenues of $1.9 million and gross profit of $0.8 million, compared to 11 home sites closed during the first nine months of 2002, generating revenues of $0.6 million and gross profit of $0.2 million. The average price of a home was $198,000 in the first nine months of 2003, compared to $176,000 in the first nine months of 2002.

      Saussy Burbank closed sales of 382 homes and 19 home sites in the first nine months of 2003, generating revenues of $79.4 million and gross profit of $7.2 million, compared to 354 home sales closed in the first nine months of 2002, generating revenues of $69.4 million and gross profit of $7.3 million. The average price of a home closed in the first nine months of 2003 was $198,000, compared to $196,000 in the first nine months of 2002.

      In addition to revenues from sales of homes and home sites and the Company’s equity in the income of Arvida/ JMB, the community residential development segment had revenues totaling $16.7 million for the first nine months of 2003, with $23.0 million in related costs, compared to revenues totaling $11.2 million for the first nine months of 2002, with $15.6 million in related costs. These included revenues from the Inn, other resort operations, management fees, rental income, land sales and other joint ventures. Management perceives the Inn to be a valuable asset in the generation of revenues from sales of WaterColor homes and home sites as well as surrounding St. Joe developments. Revenues from land sales were $3.0 million in the first nine months of 2003 with related costs of $1.9 million, compared to revenues of $0.5 million in the first nine months of 2002 with related costs of less than $0.1 million. For the first nine months of 2003, the Company recorded pre-tax losses from other joint ventures of $(0.8) million, compared to pre-tax losses of $(1.4) million for the first nine months of 2002.

      The community residential development operations also had other operating expenses, including salaries and benefits of personnel and other administrative expenses, of $30.1 million during the first nine months of 2003, compared to $25.9 million in the first nine months of 2002. The increase was primarily due to increases in project administration costs and marketing costs attributable to the increase in residential development activity.

      Depreciation and amortization for the first nine months of 2003 increased $2.5 million to $5.4 million, compared to the first nine months of 2002. The increase was primarily due to an increase in property associated with club and resort operations.

Commercial Real Estate Development and Services

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$29.3	$23.0	$89.7	$68.1
Operating expenses	23.5	19.0	67.1	57.8
Depreciation and amortization	3.6	3.0	10.0	7.3
Impairment loss	—	—	14.1	—
Other expense	(1.9)	(2.0)	(5.7)	(5.5)
Pretax (loss) income from continuing operations	0.3	(1.0)	(7.2)	(2.5)

      Operations of the commercial real estate development and services segment include development of St. Joe properties and rental income from St. Joe’s investment property portfolio (“St. Joe Commercial”), the Advantis service businesses, and investments in unconsolidated affiliates.

      St. Joe Commercial is converting timberland across Northwest Florida into commerce parks. Currently, the Company has commerce parks operating or under development in six Northwest Florida counties.

Development Property

      In the third quarter of 2003, St. Joe Commercial continued development of WaterColor Crossings, a commercial center in WaterColor, with a new full-service 28,800-square-foot Publix Super Market scheduled to open in December of 2003. The center has an additional 14,400 square feet of retail space and three out-parcels for retail operations.

      At SouthWood Village, a retail development within SouthWood, a new Publix Super Market opened in the third quarter of 2003. SouthWood Village has an additional 18,000 square feet of retail space and 11 out-parcels for retail operations.

      Beckrich Office Two, the second 35,000-square-foot office building in Beckrich Office Park in Panama City Beach, was completed in the third quarter of 2003. Leasing activity is underway.

      During the third quarter, predevelopment planning began on Highland Commons, a retail project in Panama City Beach, Florida. Also during the third quarter, a contract was accepted from Home Depot for a 14-acre site to be used for a 140,000-square-foot store in Highland Commons, which is located across U.S. 98 from Beckrich Office Park.

      Infrastructure construction continues at Pier Park, a mixed-use project in Panama City Beach, Florida. Pier Park is a public/private venture between St. Joe and the City of Panama City Beach with plans featuring retail, dining and family entertainment venues. Adjacent to six acres of white-sand beach, the project has 50 acres of land available for retail, dining and entertainment facilities near the beach, plus hotel and timeshare sites and 70 acres of highway-oriented commercial land.

Commerce Parks

      St. Joe Commercial has commerce parks operating or under development in six Northwest Florida counties. At September 30, 2003, St. Joe Commercial was selling land in three developed commercial parks, totaling 258 net saleable acres offered at prices ranging from $30,000 to $435,000 per acre. Planning is underway for seven additional commerce parks, totaling 553 net saleable acres offered at prices ranging from $30,000 to $435,000 per acre.

Three Months Ended September 30

      Rental revenues generated by operating properties owned by St. Joe Commercial were $9.8 million during the third quarter of 2003, an increase of 14%, compared to $8.6 million in the third quarter of 2002. The increase was primarily attributable to four new buildings placed in service or acquired, partially offset by two buildings sold, since the third quarter of 2002. Operating expenses relating to these revenues were $4.2 million, an increase of 27% compared to $3.3 million in the third quarter of 2002. As of September 30, 2003, St. Joe Commercial had interests in 22 operating properties with 2.7 million total rentable square feet in service. As of September 30, 2002, St. Joe Commercial had interests in 20 operating properties with 2.3 million total rentable square feet in service. At September 30, 2003 and 2002, three buildings that are owned by partnerships and accounted for using the equity method of accounting totaled approximately 0.4 million square feet. The overall leased percentage decreased to 78% at September 30, 2003, compared to 81% at September 30, 2002. During the fourth quarter of 2002, the Company sold its interests in Tree of Life and Nextel Call Center, two buildings with leased percentages of 100% at September 30, 2002. Additionally, the Company is still in the process of procuring tenants for Beckrich Office II and 245 Riverside, two buildings for which development was recently completed. In the third quarter of 2003, the Company purchased Crescent Ridge, a 100% leased office building in Charlotte, North Carolina. Less than 0.1 million square feet of office space was under construction as of September 30, 2003.

      The Company uses net operating income (“NOI”) as a measure to evaluate the performance of the commercial operating properties. Information about commercial income producing properties owned or managed by the Company, along with results of operations for the third quarter of 2003 and 2002, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable	Percentage
		Square Feet at	Leased at	Square Feet at	Leased at
		September 30,	September 30,	September 30,	September 30,
	Location	2003	2003	2002	2002

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	147,000	92%	147,000	87%
Prestige Place I and II	Clearwater, FL	143,000	86	143,000	84
Lakeview	Tampa, FL	125,000	77	125,000	76
Palm Court	Tampa, FL	62,000	60	62,000	93
Westside Corporate Center	Plantation, FL	100,000	74	100,000	80
280 Interstate North	Atlanta, GA	126,000	67	126,000	92
Southhall Center	Orlando, FL	155,000	88	155,000	95
1133 20th Street	Washington, DC	119,000	99	119,000	99
1750 K Street	Washington, DC	152,000	87	152,000	94
Millenia Park One	Orlando, FL	158,000	62	158,000	44
Beckrich Office One	Panama City Beach, FL	34,000	88	34,000	88
5660 New Northside	Atlanta, GA	275,000	91	(b)	(b)
SouthWood Office One	Tallahassee, FL	88,000	58	88,000	51
Crescent Ridge	Charlotte, NC	158,000	100	(b)	(b)

Subtotal		1,842,000		1,409,000

		Net Rentable	Percentage	Net Rentable	Percentage
		Square Feet at	Leased at	Square Feet at	Leased at
		September 30,	September 30,	September 30,	September 30,
	Location	2003	2003	2002	2002

Development property:
Westchase Corporate Center	Houston, TX	184,000	93	184,000	87
Tree of Life	St. Augustine, FL	(a)	(a)	69,000	100
TNT Logistics	Jacksonville, FL	99,000	83	99,000	73
245 Riverside	Jacksonville, FL	134,000	38	(b)	(b)
Nextel Call Center	Panama City Beach, FL	(a)	(a)	67,000	100
Beckrich Office II	Panama City Beach, FL	34,000	8	(b)	(b)

Subtotal		451,000		419,000

Total		2,293,000		1,828,000

(a)	These properties were sold prior to the date reported.

(b)	These properties were acquired or completed after the date reported.

	Three Months Ended September 30, 2003					Three Months Ended September 30, 2002

		Operating			Pre-tax		Operating			Pre-tax
	Rental	Expenses	NOI	Adjustments	Income	Rental	Expenses	NOI	Adjustments	Income
	Revenues	(a)	(b)	(c)	(Loss)	Revenues	(a)	(b)	(c)	(Loss)

	(In millions)
Buildings purchased withtax-deferred proceeds:
Harbourside	$0.9	$0.3	$0.6	$(0.4)	$0.2	$0.7	$0.3	$0.4	$(0.4)	$—
Prestige Place I and II	0.5	0.3	0.2	(0.2)	—	0.5	0.2	0.3	(0.3)	—
Lakeview	0.5	0.2	0.3	(0.4)	(0.1)	0.8	0.3	0.5	(0.3)	0.2
Palm Court	0.1	0.1	—	—	—	0.2	0.1	0.1	(0.1)	—
Westside Corporate Center	0.5	0.2	0.3	(0.2)	0.1	0.5	0.3	0.2	(0.3)	(0.1)
280 Interstate North	0.4	0.2	0.2	(0.2)	—	0.6	0.2	0.4	(0.3)	0.1
Southhall Center	0.7	0.3	0.4	(0.4)	—	0.8	0.3	0.5	(0.4)	0.1
1133 20th Street	1.0	0.4	0.6	(0.5)	0.1	1.0	0.3	0.7	(0.5)	0.2
1750 K Street	1.3	0.5	0.8	(0.7)	0.1	1.3	0.5	0.8	(0.6)	0.2
Millenia Park One	0.5	0.2	0.3	(0.4)	(0.1)	0.4	0.2	0.2	(0.3)	(0.1)
Beckrich Office One	0.1	0.1	—	—	—	0.1	—	0.1	(0.1)	—
5660 New Northside	1.2	0.5	0.7	(0.4)	0.3	—	—	—	—	—
SouthWood Office One	0.2	0.1	0.1	(0.1)	—	—	—	—	—	—
Crescent Ridge	0.3	0.1	0.2	(0.2)	—	—

Subtotal	$8.2	$3.5	$4.7	$(4.1)	$0.6	$6.9	$2.7	$4.2	$(3.6)	$0.6

Development property:
Westchase Corporate Center	1.0	0.4	0.6	(0.5)	0.1	0.9	0.4	0.5	(0.5)	—
Tree of Life	—	—	—	—	—	0.3	0.1	0.2	(0.2)	—
TNT Logistics	0.3	0.1	0.2	(0.2)	—	0.3	0.1	0.2	(0.2)	—
245 Riverside	0.3	0.2	0.1	(0.3)	(0.2)	—	—	—	—	—
Nextel Call Center	—	—	—	—	—	0.2	—	0.2	(0.1)	0.1
Other	—	—	—	—	—	—	—	—	—	—

Subtotal	$1.6	$0.7	$0.9	$(1.0)	$(0.1)	$1.7	$0.6	$1.1	$(1.0)	$0.1

Total	$9.8	$4.2	$5.6	$(5.1)	$0.5	$8.6	$3.3	$5.3	$(4.6)	$0.7

(a)	For the quarter ended September 30, 2003, operating expenses of rental operations of $4.2 million plus $17.2 million in operating expenses for Advantis, $0.3 million of cost of real estate sales, and $1.8 million of administrative expenses totaled $23.5 million of operating expenses for this segment. For the quarter ended September 30, 2002, operating expenses of rental operations of $3.3 million plus $13.8 million in operating expenses for Advantis, $0.1 million of cost of real estate sales, and $1.8 million of administrative expenses totaled $19.0 million of operating expenses for this segment.

(b)	NOI is defined as rental revenues less operating expenses.

(c)	Adjustments include interest expense, depreciation and amortization.

      Operating revenues generated from Advantis totaled $16.8 million during the third quarter of 2003 compared with $13.9 million for the third quarter of 2002. The 21% increase was primarily due to an increase in construction revenues. Advantis’ expenses, excluding depreciation and amortization, were $17.2 million during the third quarter of 2003 compared with $13.8 million for the third quarter of 2002, an increase of 25%. The increase was due to increases in construction costs associated with the increase in construction revenues and an increase in office administration expenses. Advantis’ expenses included construction costs, commissions paid to brokers, property management expenses, and office administration expenses.

      During the third quarter of 2003, St. Joe Commercial realized $0.9 million in revenue from real estate sales with related costs of $0.3 million. This included the sale of approximately 13.6 acres at Beach Commerce Center, generating revenues of $0.7 million and gross profit of $0.5 million, the sale of approximately 1.3 acres at Port St. Joe Commerce Center, generating revenues and gross profit of less than $0.1 million, and miscellaneous commercial land sales of approximately 8.9 acres, generating revenues of $0.2 million and gross profit of $0.1 million. During the third quarter of 2002, St. Joe Commercial realized $0.4 million in revenue from real estate sales with related costs of less than $0.1 million.

      The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $1.5 million to revenues in the third quarter of 2003, compared to a loss of $(0.1) million in the third quarter of 2002. The Company also had development fees earned of $0.3 million in the third quarter of 2003, compared to $0.2 million in the third quarter of 2002.

      General and administrative expenses for St. Joe Commercial, which are included in operating expenses, were $1.8 million for the third quarter of 2003 and for the third quarter of 2002.

      Depreciation and amortization, which is primarily made up of depreciation on operating properties, was $3.6 million for the third quarter of 2003, compared to $3.0 million for the third quarter of 2002. The increase in depreciation was primarily due to an increase in commercial buildings that are 100% owned by the Company and are fully consolidated for accounting purposes.

Nine Months Ended September 30

      Rental revenues generated by St. Joe Commercial owned operating properties were $28.7 million during the first nine months of 2003, an increase of 19%, compared to $24.1 million in the first nine months of 2002. The increase was primarily caused by four new buildings placed in service or acquired, partially offset by two buildings sold, since the third quarter of 2002. Operating expenses relating to these revenues were $11.6 million, an increase of 33% compared to $8.7 million for the first nine months of 2002. As of September 30, 2003, St. Joe Commercial had interests in 22 operating properties with 2.7 million total rentable square feet in service. As of September 30, 2002, St. Joe Commercial had interests in 20 operating properties with 2.2 million total rentable square feet in service. At September 30, 2003 and 2002, three buildings that are owned by partnerships and accounted for using the equity method of accounting totaled approximately 0.4 million square feet. The overall leased percentage decreased to 78% at September 30, 2003, compared to 81% at September 30, 2002. During the fourth quarter of 2002, the Company sold its interests in Tree of Life and Nextel Call Center, two buildings with leased percentages of 100% at September 30, 2002. Additionally, the Company is still in the process of procuring tenants for Beckrich Office II and 245 Riverside, two buildings for which development was recently completed. In the third quarter of 2003, the Company purchased Crescent Ridge, a 100% leased office building in Charlotte, North Carolina. Less than 0.1 million square feet of office space was under construction as of September 30, 2003.

      The Company uses NOI as a measure to evaluate the performance of the commercial operating properties. Results of operations for the commercial operating properties for the first nine months of 2003 and 2002 is presented in the table below.

	Nine Months Ended September 30, 2003					Nine Months Ended September 30, 2002

		Operating			Pre-tax		Operating			Pre-tax
	Rental	Expenses	NOI	Adjustments	Income	Rental	Expenses	NOI	Adjustments	Income
	Revenues	(a)	(b)	(c)	(Loss)	Revenues	(a)	(b)	(c)	(Loss)

	(In millions)
Buildings purchased with tax-deferred proceeds:
Harbourside	$2.3	$0.8	$1.5	$(1.2)	$0.3	$1.8	$0.7	$1.1	$(1.1)	$—
Prestige Place I and II	1.6	0.8	0.8	(0.8)	—	1.5	0.7	0.8	(0.9)	(0.1)
Lakeview	1.5	0.7	0.8	(1.0)	(0.2)	1.9	0.7	1.2	(0.9)	0.3
Palm Court	0.3	0.3	—	(0.2)	(0.2)	0.6	0.2	0.4	(0.4)	—
Westside Corporate Center	1.5	0.6	0.9	(0.8)	0.1	1.4	0.6	0.8	(0.7)	0.1
280 Interstate North	1.3	0.6	0.7	(0.7)	—	1.7	0.6	1.1	(0.8)	0.3
Southhall Center	2.1	0.7	1.4	(1.2)	0.2	2.6	0.8	1.8	(1.2)	0.6
1133 20th Street	2.9	1.1	1.8	(1.5)	0.3	3.1	1.0	2.1	(1.5)	0.6
1750 K Street	4.1	1.5	2.6	(2.1)	0.5	4.0	1.3	2.7	(1.5)	1.2
Millenia Park One	1.3	0.6	0.7	(1.1)	(0.4)	0.6	0.3	0.3	(0.3)	—
Beckrich Office One	0.5	0.3	0.2	(0.1)	0.1	0.1	0.1	—	—	—
5660 New Northside	4.4	1.4	3.0	(1.1)	1.9	—	—	—	—	—
SouthWood Office One	0.2	0.1	0.1	(0.2)	(0.1)	—	—	—	—	—
Crescent Ridge	0.3	0.1	0.2	(0.2)	—

Subtotal	$24.3	$9.6	$14.7	$(12.2)	$2.5	$19.3	$7.0	$12.3	$(9.3)	$3.0
Development property:
Westchase Corporate Center	3.1	1.2	1.9	(1.5)	0.4	2.6	1.1	1.5	(1.7)	(0.2)
Tree of Life	—	—	—	—	—	0.9	0.3	0.6	(0.6)	—
TNT Logistics	1.0	0.4	0.6	(0.5)	0.1	0.8	0.2	0.6	(0.4)	0.2
245 Riverside	0.6	0.4	0.2	(0.5)	(0.3)	—	—	—	—	—
Nextel Call Center	—	—	—	—	—	0.5	0.1	0.4	(0.4)	—
Other	(0.3)	—	(0.3)	0.2	(0.1)	—	—	—	—	—

Subtotal	$4.4	$2.0	$2.4	$(2.3)	$0.1	$4.8	$1.7	$3.1	$(3.1)	$—

Total	$28.7	$11.6	$17.1	$(14.5)	$2.6	$24.1	$8.7	$15.4	$(12.4)	$3.0

(a)	For the nine months ended September 30, 2003, operating expenses of rental operations of $11.6 million plus $45.3 million in operating expenses for Advantis, $4.6 million of cost of real estate sales, and $5.6 million of administrative expenses totaled $67.1 million of operating expenses for this segment. For the nine months ended September 30, 2002, operating expenses of rental operations of $8.7 million plus $42.6 million in operating expenses for Advantis, $1.4 million of cost of real estate sales, and $5.1 million of administrative expenses totaled $57.8 million of operating expenses for this segment.

(b)	NOI is defined as rental revenues less operating expenses.

(c)	Adjustments include interest expense, depreciation and amortization.

      Operating revenues generated from Advantis totaled $42.6 million during the first nine months of 2003 compared with $41.1 million for the first nine months of 2002, an increase of 4% due to increases in brokerage and construction revenues, which were partially offset by a small decrease in management services revenues. Advantis’ expenses were $45.3 million during the first nine months of 2003 compared with $42.6 million for the first nine months of 2002, an increase of 6%. Advantis’ expenses included commissions paid to brokers, property management expenses, office administration expenses and construction costs. As previously discussed, in the second quarter of 2003, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See note 6 of Notes to Consolidated Financial Statements.

      During the first nine months of 2003, St. Joe Commercial realized $15.1 million in revenue from real estate sales with related costs of $4.6 million. This included sales of retail commercial real estate in Bay, Leon, and Walton Counties of approximately 139.4 acres, generating revenues of $10.0 million and gross profit of $7.2 million, the sale of approximately 2.3 acres in Texas, generating revenues of $1.0 million and gross profit of $0.3 million, miscellaneous commercial land sales of approximately 42.3 acres, generating revenues of $1.5 million and gross profit of $1.3 million, the sale of approximately 36.2 acres at Beach Commerce Center, generating revenues of $2.2 million and gross profit of $1.5 million, and the sale of approximately 17.3 acres at Port St. Joe Commerce Center, generating revenues of $0.4 million and gross profit of $0.2 million. During the first nine months of 2002, St. Joe Commercial realized $3.1 million in revenue from real estate sales, which primarily represented sales of Florida and Texas real estate, with related costs of approximately $1.4 million.

      The Company has investments in various real estate developments and affiliates that are accounted for by the equity method of accounting. Earnings from these investments contributed $1.8 million to revenues in the first nine months of 2003, compared to a loss of $(0.9) million in the first nine months of 2002. The Company also had development fees earned of $1.5 million in the first nine months of 2003, compared to $0.7 million in the first nine months of 2002.

      General and administrative expenses for St. Joe Commercial, which are included in operating expenses, were $5.6 million for the first nine months of 2003, compared to $5.1 million in the first nine months of 2002. The increase was due to an increase in salaries and benefits and an increase in other general and administrative expenses resulting from increased real estate rental and sales activity.

      Depreciation and amortization, which is primarily made up of depreciation on operating properties, was $10.0 million for the first nine months of 2003, compared to $7.3 million for the first nine months of 2002. The increase in depreciation was primarily due to an increase in commercial buildings that are 100% owned by the Company and are fully consolidated for accounting purposes.

Land Sales

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$19.0	$11.9	$58.7	$47.8
Operating expenses	4.2	3.3	13.4	10.5
Depreciation and amortization	—	—	0.2	—
Other income (expense)	—	—	0.1	0.2
Pretax income from continuing operations	14.8	8.6	45.2	37.5

      St. Joe Land Company sells parcels of land from a portion of timberland held by the Company in Northwest Florida. These parcels can be used as secluded home sites, ranches, farms, hunting and fishing preserves and for other recreational uses. The Company also sells conservation land to government and conservation groups.

      RiverCamps on Crooked Creek in Bay County is planned to be the first RiverCamps location to have homes and home sites ready for sale. Located on approximately 1,500 acres of former timberland with water on three sides, RiverCamps on Crooked Creek is planned for 450 home sites and features views of West Bay, the Intracoastal Waterway and Crooked Creek. Infrastructure construction for the first phase began at the end of the third quarter of 2003. In October 2003, the sales process began at RiverCamps on Crooked Creek, with over 300 potential buyers submitting offers for the first release of 23 home sites. A lottery process was initiated to choose buyers. Future releases of home sites at RiverCamps at Crooked Creek are scheduled to begin in mid-2004. Construction of three RiverCamps proto-type homes is expected to start in the fourth quarter of 2003. Planning is also underway on other potential RiverCamps sites.

Three Months Ended September 30

      During the third quarter of 2003, the land sales division, excluding conservation land sales, had revenues of $15.1 million, which represented sales from 43 transactions totaling 9,051 acres at an average price of $1,667 per acre. During the third quarter of 2002, revenues were $11.7 million, representing sales from 43 transactions totaling 8,133 acres at an average price of $1,439 per acre. Gross profit resulting from land sales in the third quarter of 2003 totaled $12.8 million, or 84% of total revenue, as compared to $9.7 million in the third quarter of 2002, or 84% of total revenue. The average price per acre achieved varies based on the characteristics of the particular acreage sold.

      During the third quarter of 2003, the Company sold 2,734 acres of conservation land for proceeds of $3.9 million, or $1,414 per acre. During the third quarter of 2002, the Company sold 78 acres of conservation land for proceeds of approximately $0.2 million, or $1,934 per acre. Gross profit from conservation land sales totaled $3.9 million, or 100% of total revenue, for the third quarter of 2003, compared to approximately $137,000, or 91% of total revenue, for the third quarter of 2002.

Nine Months Ended September 30

      During the first nine months of 2003, the land sales division, excluding conservation land sales, had revenues of $33.5 million, which included sales from 129 transactions totaling 18,495 acres at an average price of $1,850 per acre. During the first nine months of 2002, revenues were $39.2 million, representing sales from 124 transactions totaling 23,094 acres at an average price of $1,697 per acre. Gross profit resulting from land sales in the first nine months of 2003 totaled $28.0 million, or 84% of total revenue, as compared to $33.9 million in the first nine months of 2002, or 88% of total revenue. The average price per acre achieved varies based on the characteristics of the particular acreage sold. The decrease in gross profit as a percentage of revenue was primarily due to higher closing costs and cost of sales in the first quarter of 2003 than in the first quarter of 2002.

      Also included in land sales for the first nine months of 2003 was the sale of the 2003 HGTV Dream Home, located on East Bay in Bay County, Florida. This sale generated revenue of $0.7 million with related costs of $0.7 million.

      During the first nine months of 2003, the Company sold 21,344 acres of conservation land for proceeds of $24.5 million, or $1,146 per acre. During the first nine months of 2002, the Company sold 7,586 acres of conservation lands for proceeds of $8.6 million, or $1,137 per acre. Gross profit resulting from conservation land sales in the first nine months of 2003 totaled approximately $22.2 million, or 91% of total revenue, compared to $7.5 million, or 87% of total revenue, in the first nine months of 2002.

      Currently, there is activity underway to sell three additional parcels in 2003, totaling approximately 56,600 acres of conservation land, to state and private conservation interests. Additionally, 17 tracts totaling more than 118,000 acres are being considered for sale in years 2004 to 2006. Since conservation land sales generally are derived from public funding, the timing, sequence and viability of these transactions are uncertain, and some transactions could be delayed or cancelled.

Forestry

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$8.5	$9.5	$28.2	$31.8
Operating expenses	6.3	7.5	21.2	24.6
Depreciation and amortization	1.0	1.0	3.1	3.1
Other income (expense)	0.6	0.7	1.9	1.8
Pretax income from continuing operations	1.8	1.7	5.8	5.9

Three Months Ended September 30

      Total revenues for the forestry segment were $8.5 million in the third quarter of 2003, compared to $9.5 million in the third quarter of 2002. Total sales under the Company’s fiber agreement with Jefferson Smurfit, also known as Smurfit-Stone Container Corporation (“Smurfit-Stone”), were $3.0 million (168,000 tons) for the third quarter of 2003, compared to $3.1 million (174,000 tons) for the third quarter of 2002. The decrease in revenue was primarily due to the decrease in volume. Sales to other customers totaled $3.8 million (199,000 tons) for the third quarter of 2003, compared to $4.3 million (187,000 tons) for the third quarter of 2002. The decrease in sales to other customers was due to the sale of a lower percentage of higher margin saw timber products in the third quarter of 2003 than in the third quarter of 2002. Revenues from the Company’s cypress mill operation were $1.7 million for the third quarter of 2003, compared to $2.1 million in the third quarter of 2002.

      Operating expenses were $6.3 million for the third quarter of 2003, compared to $7.5 million for the third quarter of 2002. Cost of sales, which are included in operating expenses, were $5.7 million, or 67% of revenues, in the third quarter of 2003 as compared to $6.9 million, or 73% of revenues, in the third quarter of 2002. The decrease in cost of sales was primarily due to a decrease in costs associated with the chip plant, which was sold in the fourth quarter of 2002. Cost of sales for the cypress mill operation was $1.3 million in the third quarter of 2003, compared to $1.4 million in the third quarter of 2002. Other operating expenses, excluding depreciation, were $0.6 million in the third quarter of 2003 and in the third quarter of 2002.

Nine Months Ended September 30

      Total revenues for the forestry segment were $28.2 million for the first nine months of 2003, compared to $31.8 million for the first nine months of 2002. Total sales under the Company’s fiber agreement with Smurfit-Stone were $8.7 million (504,000 tons) for the first nine months of 2003, compared to $9.6 million (528,000 tons) for the first nine months of 2002. The decrease in revenue was due to a decrease in volume and to sales in the third quarter of 2002 of $2.3 million (101,000 tons) from the chip plant, which was sold in the fourth quarter of 2002. Sales to other customers totaled $12.3 million (656,000 tons) for the first nine months of 2003, compared to $14.7 million (596,000 tons) for the first nine months of 2002. The decrease in sales to other customers was due to the sale of a lower percentage of higher margin saw timber products in the first nine months of 2003 than in the first nine months of 2002. Revenues from the cypress mill operation were $7.2 million for the first nine months of 2003, compared to $7.5 million for the first nine months of 2002.

      Operating expenses were $21.2 million for the first nine months of 2003, compared to $24.6 million for the first nine months of 2002. Cost of sales, which are included in operating expenses, were $19.3 million, or 69% of revenues, in the first nine months of 2003 as compared to $22.8 million, or 72% of revenues, in the first nine months of 2002. The decrease in cost of sales was primarily due to a decrease in costs associated with the chip plant, which was sold in the fourth quarter of 2002. Cost of sales for the cypress mill operation was $6.2 million in the first nine months of 2003, compared to $5.7 million in the first nine months of 2002. Other operating expenses, excluding depreciation, were $1.9 million in the first nine months of 2003, compared to $1.8 million in the first nine months of 2002.

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

Cash Flows from Operating Activities

      Net cash provided by operations in the first nine months of 2003 and 2002 were $9.7 million and $8.9 million, respectively. During such periods, expenditures relating to the Company’s community residential development segment were $243.5 million and $214.0 million, respectively.

Cash Flows from Investing Activities

      Net cash used in investing activities for the first nine months of 2003 was $18.1 million. Cash flows from investing activities in 2003 included proceeds from sales of assets totaling $68.7 million and capital expenditures of $66.6 million, consisting of a commercial building purchase, commercial property development, residential club and resort property development, and other property, plant and equipment purchases. Net cash provided by investing activities for the first nine months of 2002 totaled $113.4 million. Included in 2002 cash flows from investing activities was $138.7 million of proceeds received on the sale of ARS, reflecting gross proceeds less closing costs and cash balances of ARS at closing. Also included were capital expenditures of $74.4 million, consisting of commercial property acquisitions and development and other property, plant and equipment.

      On July 2, 2003, the Company purchased the 26% interest in St. Joe/ Arvida that it did not previously own for $20.0 million in cash. As a result of this purchase, St. Joe/ Arvida is now a wholly owned subsidiary of the Company. As part of the purchase, the dispute was settled regarding the use of the “Arvida” name by the Company and its affiliates.

Cash Flows from Financing Activities

      In the first nine months of 2003, cash flows used in financing activities totaled $1.4 million. In the first nine months of 2002, cash flows used in financing activities totaled $85.4 million.

      During the first nine months of 2003, the Company secured borrowings collateralized by its commercial property of $11.1 million, and recorded additional community development district (“CDD”) debt of $15.9 million. During the first nine months of 2002, the Company secured borrowings collateralized by its commercial property of $26.0 million and recorded additional CDD debt of $4.1 million.

      The Company has a $250 million credit facility for general corporate purposes that matures on March 30, 2005. At September 30, 2003, the balance outstanding on the credit facility was $30 million. At December 31, 2002, there was no balance outstanding on the credit facility.

      The credit facility and the Company’s medium-term notes ($175.0 million of which were outstanding at September 30, 2003) include financial performance covenants relating to the Company’s leverage, interest coverage and net worth positions, as well as negative pledge restrictions. Management believes that the Company is currently in compliance with the covenants of the credit facility and the medium-term notes.

      The Company has used CDD bonds to finance the construction of on-site infrastructure improvements at four projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company records a liability for future assessments which are fixed or determinable and will be levied against properties owned by the Company. At September 30, 2003, CDD bonds totaling $99.5 million had been issued, of which $77.1 million had been expended. At December 31, 2002, CDD bonds totaling $83.5 million had been issued, of which $49.4 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company has recorded $27.2 million and $11.3 million of this obligation as of September 30, 2003 and December 31, 2002, respectively.

      In August 2002, the Company’s Board of Directors authorized $150 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “St. Joe Stock Repurchase Program”), of which $61.4 million remained available at September 30, 2003. From August 1998 through August 2002, the Company’s Board of Directors authorized a total of $650 million for the St. Joe Stock Repurchase Program, of which a total of approximately $588.6 million has been expended through September 30, 2003.

      Beginning in December 2000 for an initial 90-day term and for additional 90-day terms from time to time (currently through February 6, 2004), the Alfred I. duPont Testamentary Trust (the “Trust”), the principal stockholder of the Company, and the Trust’s beneficiary, the Nemours Foundation (the “Foundation”) have agreed to participate in the St. Joe Stock Repurchase Program. Pursuant to this agreement, the Trust or the Foundation will sell to the Company each Monday a number of shares equal to 0.47 (the “share multiplier”) times the amount of shares the Company purchased from the public during the previous week, if any, at a price equal to the volume weighted average price, excluding commissions, paid by the Company for shares purchased from the public during that week. However, the Trust and the Foundation are not required to sell shares to the Company if the volume weighted average price of shares repurchased by St. Joe from the public during that prior week is below $30.00 per share (the “floor price”). Effective November 10, 2003, the share multiplier decreased from 0.9 and the floor price increased from $27.00 per share, which had been in effect since February 7, 2003.

      As of September 30, 2003, a total of 15,728,366 shares have been repurchased on the open market and 7,464,476 shares have been repurchased from the Trust and the Foundation since inception of the program. The Company expended $59.0 million in the first nine months of 2003 for the purchase of its common stock from the public, the Trust and the Foundation, compared to $116.9 million in the first nine months of 2002. In addition, during the nine months ended September 30, 2003, 341,884 shares of stock with a value of $10.0 million, were surrendered to the Company by company executives as payment for the strike price and taxes due on exercised stock options, and taxes due on vested restricted stock. During the nine months ended September 30, 2002, 65,377 shares with a value of $1.9 million were surrendered to the Company by company executives as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock.

      The SEC recently amended Rule 10b-18, which provides a “safe harbor” from liability for manipulation when issuers purchase their own stock in the open market in compliance with the conditions of the rule. These conditions include a requirement that issuers purchase stock within certain daily volume limits. The recent amendments may have the effect of reducing the number of shares which the Company could purchase in the open market on a daily basis pursuant to the St. Joe Stock Repurchase Program.

      The Company’s Board of Directors declared a quarterly cash dividend for the third quarter of 2003 of $0.12 per share on the Company’s common stock. The dividend was paid on September 30, 2003 to shareholders of record at the close of business on September 16, 2003. The total amount expended for payment of the dividend was $9.1 million. In the first nine months of 2003, the Company expended a total of $15.2 million for payment of dividends. In the first nine months of 2002, the Company expended $6.5 million for payment of dividends. The Company intends to review the payment of dividends in the future on a quarterly basis.

Off-Balance Sheet Debt

      The Company selectively has entered into business relationships through the form of partnerships and joint ventures with unrelated third parties. These partnerships and joint ventures are utilized to develop or manage real estate projects and services. At September 30, 2003, four of these partnerships had debt outstanding totaling $52.6 million. The Company is wholly or jointly and severally liable as guarantor on these credit obligations. The maximum amount of the debt guaranteed by the Company is $54.5 million. The Company believes that future contributions, if required, will not have a significant impact on the Company’s liquidity or financial position.

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

Contractual Obligations and Commercial Commitments

      There have been no material changes to contractual obligations and commercial commitments during the first nine months of 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to quantitative and qualitative disclosures about market risk during the first nine months of 2003.

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

      (b) Changes in Internal Controls. During the quarter ended September 30, 2003 and since the end of such period, there have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 10.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Restated and Amended Articles of Incorporation dated May 12, 1998 (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File No. 333-89146)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.01 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 1-10466)).
4.1	Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).
4.2	Amendment No. 1 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File No. 333-89146)).
4.3	Amendment No. 2 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File No. 333-89146)).
4.4	Amendment No. 3 to the Registration Rights Agreement between the Alfred I duPont Testamentary Trust and the registrant dated September 5, 2003 (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form S-3 (File No. 333-108292).
10.1	Employment Agreement between the registrant and Peter S. Rummell dated August 19, 2003.
10.2	Employment Agreement between the registrant and Kevin M. Twomey dated August 19, 2003.
10.3	Agreement between the registrant and the Alfred I. duPont Testamentary Trust dated November 6, 2003.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

      (b) Reports on Form 8-K

      Form 8-K Item 9 — Regulation FD Disclosure — July 22, 2003*

      Form 8-K Item 9 — Regulation FD Disclosure — July 23, 2003*

      Form 8-K Item 9 — Regulation FD Disclosure — July 24, 2003*

      Form 8-K Item 9 — Regulation FD Disclosure — August 20, 2003*

*	These reports have been furnished only and shall not be deemed filed by virtue of their reference herein.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: November 12, 2003	/s/ KEVIN M. TWOMEY

Kevin M. Twomey
President, Chief Operating Officer, and
Chief Financial Officer

Date: November 12, 2003	/s/ MICHAEL N. REGAN

Michael N. Regan
Senior Vice President — Finance and Planning
(Principal Accounting Officer)