Form 10-K
period 2003-12-31
ST JOE CO
filed 2004-03-12
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-10466

The St. Joe Company

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0432511 (I.R.S. Employer Identification No.)

245 Riverside Avenue, Suite 500 Jacksonville, Florida (Address of principal executive offices)	32202 (Zip Code)

Registrant’s telephone number, including area code: (904) 301-4200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	New York Stock Exchange

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES ☑          NO ☐

      The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2003 was approximately $1.52 billion.

      As of March 10, 2004, there were 101,170,081 shares of Common Stock, no par value, issued and 75,930,545 shares outstanding with 25,239,536 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

Item 1.	Business

      As used throughout this Form 10-K Annual Report, the terms “we,” “JOE,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

      JOE is one of Florida’s largest real estate operating companies and the largest private landowner in the State of Florida. The majority of our land is located in Northwest Florida. We own approximately 850,000 acres, which is approximately 2.4% of the land area of the State of Florida. Our acreage includes hundreds of miles of frontage on the Gulf of Mexico, bays, rivers and waterways, with nearly 40 miles of Gulf of Mexico coastline, including 5 miles of beachfront. Approximately 387,000 acres of our land are within ten miles of the coast.

      We are engaged in community and resort development, commercial and industrial land sales, and commercial real estate services. We also have significant interests in timber. We believe we are one of the few real estate operating companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to take a large-scale approach to real estate development and services.

      Our four operating segments are:

•	Community Development

•	Commercial Real Estate Development and Services

•	Land Sales

•	Forestry

      In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to continue to reposition our timberland holdings for higher and better uses. We believe we have a number of key business strengths and competitive advantages, including one of the largest inventories of private land suitable for development in the State of Florida, a very low cost basis in our land and a strong financial condition, which allow us the financial flexibility to pursue development opportunities.

Recent Developments

      In 2003, our business experienced the following developments:

•	Beginning in September, we converted to quarterly dividend distributions of $.12 per share. We paid a total of $0.32 per share in dividends for the year. We paid an annual dividend of $0.08 per share in 2000, 2001 and 2002.

•	We acquired 3,367,976 shares of our common stock for a total of $102.9 million.

•	The Alfred I. duPont Testamentary Trust (the “Trust”) sold an aggregate of 11 million shares to the public, decreasing the ownership of our common stock by the Trust and its beneficiary, The Nemours Foundation, to 31.5% on December 31, 2003.

•	We acquired the 26% minority interest in St. Joe/ Arvida Company, L.P., and resolved claims regarding our ownership of the “Arvida” trademark.

      In February 2004:

•	Our board of directors authorized an additional $150 million for stock repurchases. At December 31, 2003, $43.2 million remained of our prior stock repurchase authorization.

•	The Trust sold an additional 6 million shares to the public, further decreasing the ownership of our common stock by the Trust and The Nemours Foundation to 23.6% at the closing of the offering on February 13, 2004.

Community Development

      Our Community Development segment develops large-scale, mixed-use communities primarily on land that we have owned for a long period of time. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capital, and significant Gulf of Mexico beach frontage and waterfront properties, which we believe are suited for primary housing, resort and second-home communities. We believe this large, established land inventory, with a low cost basis, provides us an advantage over our competitors who must purchase real estate at current market prices before beginning projects. We manage the conceptual design, planning and permitting process for each of our new communities. We then construct or contract for the construction of the infrastructure for the community. Developed homesites and finished housing units are then marketed and sold.

      In addition, we own all of the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. In 2003, Saussy Burbank closed sales of 555 homes it constructed in North and South Carolina.

      The following table describes the primary residential or resort communities we are currently planning and developing in Florida. The expected build-out period for these communities ranges from 2004 to 2017 and the total acreage encompassed by these communities is approximately 17,700 acres. Most of the communities are on lands we own. We expect some of the communities to be developed through ventures with unrelated third parties. In addition to the properties listed in the table, we are developing in Florida the communities of Paseos, located in Palm Beach County, and Rivercrest, located in Hillsborough County, through joint ventures. These communities encompass approximately 207 and 413 acres, respectively, with build-out expected in 2006 and 2008, respectively.

Residential or Resort Communities Under Development

December 31, 2003

				Unit***
	Year	Planned		Sales as of	Contracts on	Approximate	Company-
	Sales	Sales End	Estimated Total	December 31,	Hand (not	Acres in	Built House
Name of Community	Begin*	Date	Units Planned	2003	closed)	Community	Pricing	Lot Pricing

							(In thousands)	(In thousands)
Walton County:
WaterColor	2000	2007	1140	717	85	499	$400-1000+	$150-1000+
WaterSound Beach	2001	2007	499	293	62	256	$500-1000+	$200-1000+
WaterSound	2005	2012	1060	0	0	1443	$325-600+	$100-265+
East Lake Powell	2007	2010	360 entitled	0	0	181	$400-600+	$100-200+
Camp Creek Golf Club	TBD **	TBD **	50	0	0	1028	TBD**	TBD**
Bay County:
Hammocks	2000	2007	459	232	44	143	$100-180+	$30-40+
Palmetto Trace	2001	2008	523	192	61	138	$105-200+	—
Wavecrest	2005	2007	88	0	0	6	TBD**	TBD**
Gulf County:
WindMark Beach, phase 1	2001	2006	110	100	0	80	$950	$90-900+
WindMark Beach, phase 2	2005	2015	1550	0	0	2000	$315-1,000+	$200-1,000+
Capital Region:
SouthWood	2000	2017 *	4770 per DRI	588	116	3770	$115-400+	$40-150+
SummerCamp	2004	2012	499	0	0	782	$450-900+	$150-800+

				Unit***
	Year	Planned		Sales as of	Contracts on	Approximate	Company-
	Sales	Sales End	Estimated Total	December 31,	Hand (not	Acres in	Built House
Name of Community	Begin*	Date	Units Planned	2003	closed)	Community	Pricing	Lot Pricing

							(In thousands)	(In thousands)
Jacksonville:
James Island	1999	2004	365	359	7	194	$220-400+
St. Johns Golf and County Club	2001	2006	799	519	88	820	$180-400+	$30-125+
RiverTown	2000	2015	4500	23	0	4200	$125-400+	$55-400+
Hampton Park	2001	2005	158	130	44	150	$235-400+	—
Central Florida:
Victoria Park	2001	2012 +	Over 4000 per DRI	359	87	1859	$140-300+	$45-100+
Artisan Park,
Celebration	2003	2008	616	57	47	160	$225-400+	$100-140+

Total						17,709

*	Includes estimated future dates.

**	To be determined.

***	Units are comprised of lots and single-family and multi-family residences.

      The following is a more detailed description of some of the above communities:

      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County, Florida. All three phases of WaterColor have been approved under Florida’s Development of Regional Impact (“DRI”) permitting process as well as state and federal environmental permits. We are building homes and condominiums and selling developed homesites in WaterColor. At full build-out, the community is planned to include approximately 1,140 units, a beach club, tennis center, boat house, restaurant on an inland freshwater lake, and a 60-room inn and restaurant, commercial space and parks. Among the amenities now open are the beach club and several community pools, the boat house, a fitness center, the Fresh Daily Market, the tennis facility, the WaterColor Inn and Fish Out of Water restaurant. Infrastructure construction in phase three began in 2003 and is planned to include a community pool and a community center.

      WaterSound Beach is located approximately four miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. This community is currently planned to include approximately 499 units. Eighty-one beachfront multi-family units were substantially completed in 2003.

      WaterSound is located east of WaterSound Beach with frontage on Lake Powell. This project is situated on approximately 1,440 acres. On October 7, 2003, the Walton County Board of Commissioners approved the Application for Planned Unit Development enabling development of 478 residential units along with 35,000 square feet of commercial space. Including the amount above, the plan for WaterSound calls for approximately 1,060 residential units, 470,000 square feet of commercial space and a golf course. The DRI process for that project commenced in early 2003 and is expected to continue through 2004.

      Camp Creek Golf Club is located approximately four miles east of WaterColor and within one-half mile of WaterSound. Plans include 36 holes of golf. The first 18-hole golf course, designed by Tom Fazio, was opened for play in May 2001.

      East Lake Powell is situated on approximately 181 acres in Bay County, Florida. Preliminary design for the first phase of East Lake Powell calls for approximately 200 residential units.

      WindMark Beach is situated on approximately 2,000 acres in Gulf County, Florida, and includes approximately 15,000 feet of beachfront that we own. Phase I of WindMark Beach, situated on approximately 80 acres, includes approximately 110 homesites, many of which are located on the beachfront. Future phases are planned to include approximately 1,550 units. Significant progress on the

DRI process is expected by mid-2004. Plans also include the realignment of approximately four miles of US Highway 98. Field survey work and project engineering and design of the relocated road are ongoing.

      SouthWood is situated on approximately 3,770 acres in southeast Tallahassee, Florida. Plans for SouthWood include approximately 4,250 residential units and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Over 35% of the land is designated for greenspaces, including a 123-acre central park. Certain regulatory approvals are required prior to commencing development on phases of construction that begin in the 2006-2007 timeframe. Two schools opened in SouthWood in the fall of 2001: Florida State Development Research School, a university laboratory school for grades K-12, and the Pope John Paul II Catholic Academy, a private parochial school for grades 9-12. In November 2002, the new Fred Couples designed 18 hole golf course opened for play.

      SummerCamp, in Franklin County, Florida, is situated on approximately 782 acres. Current plans include approximately 499 units, a beach club, a community dock and nature trails. Several regulatory steps remain before construction can commence.

      St. Johns Golf and Country Club is situated on approximately 820 acres acquired by the Company in St. Johns County, Florida, in 2001. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. Most homes will be adjacent to golf, conservation land, lakes, or natural wooded areas.

      RiverTown is situated on approximately 4,200 acres located in St. Johns County, Florida, south of Jacksonville along the St. Johns River. A Comprehensive Plan Amendment and DRI were approved for RiverTown by the St. Johns County Board of Commissioners in February 2004; a number of regulatory steps remain before construction can commence.

      Victoria Park is located in Volusia County in central Florida. Victoria Park is situated on approximately 1,859 acres being acquired by the Company near Interstate 4 in Deland, Florida between Daytona Beach and Orlando, Florida. Plans for Victoria Park include approximately 4,000 single and multi-family units with a traditional town center and an 18-hole golf course which is open for play.

      Artisan Park is located in Celebration, Florida near Orlando and is being developed through a joint venture in which we own 74%. The phase of the project we are developing is situated on approximately 160 acres which we acquired in 2002. Current plans include approximately 267 single-family units, 47 townhomes, and 302 condominiums as well as parks, trails, and a community clubhouse with a pool and educational and recreational programming.

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

      We own approximately 26% of the outstanding limited partnership interests in Arvida/ JMB Partners, L.P. (“Arvida/ JMB”). The partnership developed the master-planned community known as Weston located in Broward County, Florida. The final home in this project was delivered in the first half of 2003. The winding-up of the affairs of the partnership is expected to take two or more years. Based on current expectations, we do not anticipate any material future income or losses from our investment in Arvida/JMB.

Commercial Real Estate Development and Services

      Our Commercial Real Estate Development and Services segment develops and sells real estate for commercial purposes. We also own and manage office, industrial and retail properties throughout the southeastern United States. Through the Advantis business unit, we provide commercial real estate services, including brokerage, property management and construction management.

      Development & Sales. We focus on development in Northwest Florida because of our large land holdings along roadways and near or within business districts in the region. We also develop parcels within or near existing Community Development projects. For each new development, we direct the conceptual design, planning and permitting process and then contract for the construction of the horizontal infrastructure and any vertical building.

      We develop and sell properties focused on the following products:

•	Retail properties

•	Mutifamily parcels

•	Office parks

•	Commerce or small business parks

      Many of our projects are mixed-use in nature due to the large size of the land parcels that we own. The following table shows our mixed-use projects in the Northwest Florida region.

Mixed-Use Projects

December 31, 2003

				Net	Acres
			Year Sales	Saleable	Sold/Under
Project	Product Type	Market	Commence*	Acres	Contract

Beckrich Office Park	Office	Bay County	2002	24	8
Southwood Village	Retail (grocery)	Leon County	2002	22	14
East Lake Creek	Retail/ Multifamily	Bay County	2003	159	45
Highland Commons	Retail/ Multifamily	Bay County	2003	111	14
Pier Park	Retail (mixed-use)	Bay County	2003	127	24
Southwood Business Park	Retail/ Office	Leon County	2003	16	3
WaterColor Crossing	Retail (grocery)	Walton County	2003	9	7
Southwood Town Center	Retail/ Office	Leon County	2005	5	0
Topsail	Retail/ Multifamily	Walton County	2005	105	0

Total				578	115

*	Includes estimated future dates.

      The table below summarizes the status of JOE commerce parks throughout Northwest Florida at December 31, 2003.

Commerce Parks

December 31, 2003

			Acres
		Net Saleable	Sold/Under	Current Asking Price
Commerce Parks	County	Acres	Contract	Per Acre

Existing
Beach Commerce	Bay	161	69	$ 65,000 - 435,000
Port St. Joe	Gulf	58	43	$ 45,000 - 50,000
Airport Commerce	Leon	40	—	$ 75,000 - 260,000
Nautilus Business Park	Bay	12	1	$300,000 - 375,000
Hammock Creek	Gadsden	114	24	$ 40,000 - 150,000
Predevelopment
South Walton County	Walton	42	—	$125,000 - 435,000
Beach Commerce II	Bay	140	—	$ 75,000 - 80,000
Cedar Grove	Bay	150	—	$ 35,000 - 45,000
Port St. Joe II	Gulf	45	—	$ 35,000 - 45,000
Apalachicola Commerce	Franklin	50	—	$ 30,000 - 35,000

Total		812	137

      Investment/Development Portfolios. Our commercial development operations, combined with our tax deferral strategy of reinvesting qualifying asset sale proceeds into like-kind properties, have enabled us to create a portfolio of rental properties totaling 2.9 million square feet. As the table below shows, our portfolios of investment and development properties were 86% and 70% leased, respectively, based on net rentable square feet, as of December 31, 2003.

Commercial Rental Properties

December 31, 2003

				Number	Net
Investment			Ownership	of	Rentable	Leased
Property Portfolio*	Dated Acquired	Market	Percentage	Buildings	Sq. Ft.	Percentage

Prestige Place	December-99	Clearwater, FL	100	2	144,000	86
Harbourside	December-99	Clearwater, FL	100	1	147,000	92
Lakeview	May-00	Tampa, FL	100	1	125,000	77
Palm Court	July-00	Tampa, FL	100	1	60,000	68
Westside Corporate Center	October-00	Plantation, FL	100	1	100,000	86
280 Interstate North	January-01	Atlanta, GA	100	1	126,000	71
Southhall Center	April-01	Orlando, FL	100	1	155,000	88
1133 20th Street, N.W.	September-01	Washington, D.C.	100	1	119,000	99
1750 K Street	December-01	Washington, D.C.	100	1	152,000	90
Millenia Park One	December-99	Orlando, FL	100	1	158,000	68
Beckrich Office One	October-02	Panama City Beach, FL	100	1	34,000	96
5660 New Northside	December-02	Atlanta, GA	100	1	272,000	91
SouthWood Office One	June-03	Tallahassee, FL	100	1	88,000	73
Crescent Ridge One	August-03	Charlotte, NC	100	1	158,000	100
Windward Plaza	November-03	Atlanta, GA	100	3	465,000	89

Total				18	2,303,000	86%

				Number	Net
Development			Ownership	Of	Rentable	Leased
Property Portfolio*	Date Completed	Market	Percentage	Buildings	Sq. Ft.	Percentage

TNT Logistics	February-02	Jacksonville, FL	100	1	99,000	83
245 Riverside	April-03	Jacksonville, FL	100	1	134,000	39
Alliance Bank Building	N/A	Orlando, FL	50	1	71,000	61
Deerfield Commons One	April-00	Atlanta, GA	40	1	122,000	77
Westchase Corporate Center	August-99	Houston, TX	93	1	184,000	94
Beckrich Office Two	November-03	Panama City Beach, FL	100	1	34,000	20

Total				6	644,000	70%

*	Investment properties are completed office buildings that we have acquired. Development properties are office buildings we have developed.

      Other Assets. We have investments in certain other assets including land positions that are held for investment and investments in real estate ventures. It is generally our intent to sell these assets over time at market prices. The land positions total approximately 111 acres and are located in Florida, Georgia, Northern Virginia and Texas. Our investments in real estate ventures include investments in land and buildings located in Florida, Georgia and Texas and an investment in a full-service real estate company located in South Florida.

      Services. We provide commercial real estate services in the southeastern United States through Advantis. Advantis provides our clients with a complete array of services, including:

•	brokerage;

•	property management; and

•	construction management.

      We provide property management services for projects owned by us and others. We generally receive a property management fee based on the gross rental revenues of a managed project or building or on a fixed-fee basis. The table below summarizes, by state and by type of property, the approximately 26.6 million rentable square feet of property we manage.

Properties Managed

December 31, 2003

Rentable
State	Square Feet

Georgia	1,768,485
Washington, D.C	271,086
Virginia	8,974,239
Maryland	2,936,832
North Carolina	3,238,393
Florida	9,419,296

Rentable
Type of Property	Square Feet

Office property	13,699,735
Industrial property	5,538,336
Retail property	3,602,025
Facilities management	2,186,374
Asset management	1,416,439
Residential property	165,422

Land Sales

      Our Land Sales segment markets parcels typically between one and 5,000 acres from a portion of our long-held timberlands in Northwest Florida. This land includes forests and meadowlands, some with frontage on rivers, lakes and bays. These parcels are being marketed as large secluded home sites as well as for plantations, ranches, farms, hunting and fishing preserves or for other recreational uses.

      In 2003, our Land Sales segment closed 166 transactions totaling 29,904 acres.

      We believe there is an opportunity to create additional value on more than 500,000 acres of our original timberland that is not included in our current development plans. This value creation results from market analysis, land use/zoning changes, and parceling of our land holdings. We have embarked upon a five-year program seeking additional entitlements and zoning improvements throughout our land holdings. These entitlements are intended to facilitate alternative uses of our property and to increase its per acre value. The vast majority of the holdings marketed by our Land Sales segment will continue to be managed as timberland until sold.

RiverCamps

      We recently introduced a new product called RiverCamps. These are planned developments in rustic settings, supplemented with amenities that may include docks, pools, tennis courts and community river houses. Most of the lots in these developments are expected to be located on or near waterfront property. The RiverCamps concept envisions homesites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, boating, hiking and horseback riding.

      The first of potentially several RiverCamp developments is RiverCamps on Crooked Creek, situated on approximately 1,490 acres of our timberland in western Bay County, Florida and bounded by West Bay, the Intracoastal Waterway and Crooked Creek. In the fourth quarter of 2003, contracts for all 23 home sites of the first release at RiverCamps on Crooked Creek closed at an average price of $150,000. Future releases of home sites for sale are expected in 2004.

      Planning and evaluation of a 7,200-acre parcel located on Sandy Creek in Bay County, Florida is underway. The HGTV 2003 Dream Home, a RiverCamp concept home, is located across the bay from this parcel.

      Additional RiverCamps locations are actively being reviewed in other parts of Northwest Florida.

Ranches

      Work continued in 2003 on the launch of St. Joe Ranches, a new real estate product designed to transform what were once timberlands to higher and better uses. Ranches are for customers who want to own 10 to 150 acres, with controls on how the property around them is used. This product is initially being planned in rural settings in Leon, Wakulla and Gadsden Counties. These sites will benefit from proximity to Tallahassee and the agricultural and recreational nature of adjoining properties.

      Project improvements may generally include clearing, fencing, road stabilization and entry features. Each ranch product is to be sold with common restrictions designed to promote a sense of community as each owner finishes their property. Additional land management services will be available to ranch owners on a separate fee basis. Prices of individual tracts are expected to vary depending on the physical attributes of each site, including timber stands, topography and proximity to rivers, creeks and bays.

Conservation Lands

      Our Land Sales segment also sells land to conservation groups and governmental agencies. These sales commenced in 1999 and are expected to be completed in 2007. In 2003, we closed seven conservation land transactions, totaling 34,999 acres.

Forestry

      Our Forestry segment focuses on the management and harvesting of our extensive timberland holdings. We grow, harvest and sell timber and wood fiber. We are the largest private holder of timberlands in Florida, owning:

•	Approximately 529,250 acres of planted pine forests, primarily in Northwest Florida.

•	Approximately 306,462 acres of mixed timberland, wetlands, lake and canal properties.

      Our principal forestry product is softwood pulpwood. We also grow and sell softwood and hardwood sawtimber. On December 31, 2003, our standing pine inventory totaled 23 million tons and our hardwood inventory totaled 6.75 million tons. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually. Our timberlands are located near key transportation links, including roads, waterways and railroads.

      Our strategy is to actively manage, with the best available silviculture practices, portions of our timberlands that produce adequate amounts of timber to meet our pulpwood supply agreement obligation with Smurfit-Stone Container Corporation, which expires June 30, 2012. We also harvest and sell additional timber to regional sawmills that produce products other than pulpwood. In addition, our forestry operation is focused on selective harvesting, thinning, and site preparation of timberlands that may later be sold or developed by other JOE divisions.

      As part of our strategy to maximize the cash flows from our forestry operations, we engage in several business activities complementary to our land holdings. In particular, we lease approximately 675,000 acres of our timberlands to private clubs and state agencies for hunting.

Risk Factors

      Our business faces numerous risks, including those set forth below. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

A downturn in economic conditions could adversely affect our business.

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

      Significant expenditures associated with investment in real estate, such as real estate taxes, maintenance costs and debt payments, cannot generally be reduced if changes in Florida’s or the nation’s economy cause a decrease in revenues from our properties. In particular, if the growth rate for the Florida economy declines or if a recession in the Florida economy occurs, our profitability could be materially adversely affected.

      While real estate market conditions have generally remained healthy in our regions of development, particularly in Northwest Florida, continued demand for our services and products is dependent on long term prospects for job growth and strong in-migration population expansion in our regions of development.

      Over the last several years, investors have increasingly utilized real estate as an investment. Florida resort real estate has particularly benefited from this trend, creating demand, in addition to that described above, for our products. If this trend were to lessen, the demand for our products could decline, potentially impacting selling prices and/or absorption rates.

Our businesses are primarily concentrated in the State of Florida. As a result, our financial results are dependent on the economic growth and health of Florida, particularly Northwest Florida. The occurrence of natural disasters in Florida could also adversely affect our business.

      The economic growth and health of the State of Florida, particularly Northwest Florida where the majority of our land is located, are important factors in sustaining demand for our products and services. As a result, any adverse change to the economic growth and health of Florida, particularly Northwest Florida, could materially adversely affect our financial results. The future economic growth in certain portions of Northwest Florida may be adversely affected if its infrastructure, such as roads, airports, medical facilities and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur.

      The occurrence of natural disasters in Florida, such as fires, hurricanes, floods, unusually heavy or prolonged rain and droughts, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects.

Increases in interest rates could reduce demand for our products.

      An increase in interest rates could reduce the demand for homes we build, particularly primary housing, lots we develop, commercial properties we develop or sell, and land we sell. A reduction in demand could materially adversely affect our profitability.

Our real estate operations are cyclical.

      Our business is affected by demographic and economic trends and the supply and rate of absorption of lot sales and new construction. As a result, our real estate operations are cyclical which may cause our quarterly revenues and operating results to fluctuate significantly from quarter to quarter and to differ from the expectations of public market analysts and investors. If this occurs, our stock’s trading price could also fluctuate significantly.

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

      In addition, our real estate development activities require significant capital expenditures. We obtain funds for our capital expenditures through cash flow from operations, property sales or financings. We cannot be sure that the funds available from these sources will be sufficient to fund our required or desired capital expenditures for development. If we are unable to obtain sufficient funds, we may have to defer or otherwise limit our development activities. Our residential projects require significant capital expenditures for infrastructure development before we can begin our selling efforts. If we are unsuccessful in our selling efforts, we may not be able to recover these capital expenditures. Also, our ability to continue to make conservation land sales to government agencies depends on the agencies having sufficient funds available to purchase the lands.

Our business is subject to extensive regulation which makes it difficult and expensive for us to conduct our operations.

Development of real estate entails a lengthy, uncertain and costly approval process.

      Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”). In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact, or DRI, application. Compliance with the Growth Management Act and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.

      The Growth Management Act requires counties and cities to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions. After a local government adopts its comprehensive plan, all development orders and development permits must be consistent with the plan. Each plan must address such topics as future land use, capital improvements, traffic circulation, sanitation, sewerage, potable water, drainage and solid waste disposal. The local governments’

comprehensive plans must also establish “levels of service” with respect to certain specified public facilities and services to residents. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan. If the proposed development would reduce the established level of services below the level set by the plan, the development order will require that, at the outset of the project, the developer either sufficiently improve the services to meet the required level or provide financial assurances that the additional services will be provided as the project progresses.

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

      The DRI review process includes an evaluation of a project’s impact on the environment, infrastructure and government services, and requires the involvement of numerous state and local environmental, zoning and community development agencies. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and conditions, standards or requirements may be imposed on a developer with respect to a particular project, which may materially increase the cost of the project. The DRI approval process is expected to have a material impact on our real estate development activities in the future.

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

      In addition, our current or past ownership, operation and leasing of real property, and our current or past transportation and other operations are subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in:

•	civil penalties;

•	remediation expenses;

•	natural resource damages;

•	personal injury damages;

•	potential injunctions;

•	cease and desist orders; and

•	criminal penalties.

      In addition, some of these environmental laws impose strict liability, which means that we may be held liable for any environmental damages on our property regardless of fault.

      Some of our past and present real property, particularly properties used in connection with our previous transportation and papermill operations, involve the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. We may bear liability for this contamination and for the costs of cleaning up a site at which we have disposed of or to which we have transported hazardous substances. The presence of hazardous substances on a property may also adversely affect our ability to sell or develop the property or to borrow using the property as collateral.

      Changes in laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could all lead to new or greater liabilities that could materially adversely affect our business, profitability, or financial condition.

Our joint venture partners may have interests that differ from ours and may take actions that adversely affect us.

      We are involved in joint venture relationships and may initiate future joint venture projects as part of our overall development strategy. A joint venture involves special risks such as:

•	we may not have voting control over the joint venture;

•	the venture partner at any time may have economic or business interests or goals that are inconsistent with ours;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments; and

•	the venture partner could experience financial difficulties.

      Actions by our venture partners may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or have other adverse consequences.

Changes in our income tax estimates could affect our profitability.

      In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period, we would include the adjustments in the tax provision in our statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operation.

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

      A number of residential and commercial developers and real estate services companies, some with greater financial and other resources, compete with us in seeking properties for acquisition, resources for development and prospective purchasers and tenants. Competition from other real estate developers and real estate services companies may adversely affect our ability to:

•	sell homes and homesites;

•	attract purchasers;

•	attract and retain tenants;

•	sell undeveloped rural land; and

•	sell our commercial services.

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

      Our senior management has been responsible for our transformation from an industrial conglomerate to a successful real estate operating company. Our future success is highly dependent upon the continued employment of our senior management. The loss of one or more of our senior managers could have a material adverse effect on our business. In August 2003, we entered into five-year employment agreements with Peter Rummell, our Chairman and Chief Executive Officer, and Kevin Twomey, our President, Chief Operating Officer and Chief Financial Officer. We do not have key-person life insurance on any of our senior managers.

Decline in rental income could adversely affect our financial results.

      We own a large portfolio of commercial real estate rental properties. Our profitability could be adversely affected if:

•	a significant number of our tenants are unable to meet their obligations to us;

•	we are unable to lease space at our properties when the space becomes available; and

•	the rental rates upon a renewal or a new lease are significantly lower than expected.

The Trust and The Nemours Foundation own a large percentage of our stock and their interests may not always be identical to those of our public shareholders.

      As of March 1, 2004, the Alfred I. duPont Testamentary Trust and its beneficiary, The Nemours Foundation, together owned 17,870,965 shares, or approximately 24%, of our outstanding common stock. In addition, three of our current directors are trustees of the Trust. Under the terms of our registration rights agreement with the Trust, the Trust is entitled to nominate two members of our board of directors so long as the Trust beneficially owns at least 20% of our common stock. If the Trust beneficially owns less than 20% but at least 5% of our outstanding shares of common stock, the Trust will be entitled to nominate one member of our board. Accordingly, the Trust will continue to be able to have significant influence over our corporate and management policies, including decisions relating to mergers, acquisitions, the sale of all or substantially all of our assets and other significant transactions. The interests of the Trust may not be aligned with our interests or the interests of other shareholders.

Future sales or the perception of future sales by the Trust may affect the price of our common stock.

      We cannot predict the effect, if any, that future sales of shares by the Trust, or the availability of shares for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market or the perception that such sales may occur could adversely affect the market price of our common stock.

Forward-looking Statements

      This Form 10-K includes forward-looking statements, which are statements that are not historical facts. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business, including the risk factors identified above, those described from time to time in our filings with the Securities and Exchange Commission, and the following:

•	economic conditions, particularly in Florida and key southeastern United States areas that serve as feeder markets to our Northwest Florida operations;

•	acts of war or terrorism and other geopolitical events;

•	local conditions such as an oversupply of homes and homesites, residential or resort properties, or a reduction in demand for real estate in the area;

•	timing and costs associated with property developments and rentals;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	increases in operating costs, including increases in real estate taxes;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	decreases in market rental rates for our commercial and resort properties;

•	the pace of development of infrastructure in Northwest Florida;

•	potential liability under environmental laws or other laws or regulations;

•	adverse changes in laws or regulations affecting the development of real estate;

•	decreases in prices of wood products;

•	the availability of funding from governmental agencies and others to purchase conservation lands;

•	fluctuations in the size and number of transactions from period to period; and

•	adverse weather conditions or natural disasters.

      We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this Form 10-K not to occur.

Employees

      We had approximately 1,478 full-time employees and 115 part-time employees at December 31, 2003. We consider our relations with our employees to be good. These employees work in the following segments:

Community development	920
Commercial real estate development and services	528
Land sales	41
Forestry	32
Other — including corporate	72

Website Access to Reports

      We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC, through our home page at www.JOE.com.

Item 2.	Properties

      We own our principal executive office located in Jacksonville, Florida. The majority of our other administrative offices are leased.

      We own approximately 850,000 acres, the majority of which are located in Northwest Florida, including substantial gulf, lake and riverfront acreage. Most of our raw land assets are managed as timberland until designated for development. For more information on our real estate assets, see Item 1. Business.

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

      We have retained certain self-insurance risks with respect to losses for third-party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.

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

      Pursuant to the terms of various agreements by which we disposed of our sugar assets in 1999, we are obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. We have separately funded the costs of remediation. Remediation was substantially completed in 2003. We expect the amounts held in escrow to be released to us during the second half of 2004.

      During the fourth quarter of 2000, management became aware of an investigation being conducted by the Florida Department of Environmental Protection (“DEP”) of our former paper mill site and some adjacent real property north of the paper mill site in Gulf County, Florida (the “Mill Site”). The real property on which our former paper mill is located was sold to the Smurfit-Stone Container Corporation (“Smurfit”) and we retained ownership of the adjacent real property. In January 2004, we entered into a joint venture with Smurfit; this joint venture now owns the site of our former paper mill.

      The DEP submitted a Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) Site Discovery/ Prescreening Evaluation to Region IV of the United States Environmental Protection Agency (“USEPA”) in Atlanta in September 2000. Based on this submission, the USEPA included the Mill Site on the CERCLIS List. The CERCLIS List is a list of sites which are to be evaluated to determine whether there is a potential presence of actionable contaminants.

      Based on its assessment of data obtained from voluntary testing performed by us and Smurfit, the DEP submitted a proposed Consent Order that we and Smurfit have executed. It obligates us to conduct further assessment of that portion of the Mill Site owned by us at that time and, if necessary, to rehabilitate that portion of the Mill Site. Smurfit has a corresponding obligation with respect to its portion of the Mill Site.

      Through incorporation of the data and findings which resulted from our voluntary testing, the DEP has completed and submitted a preliminary assessment/site investigation report to the USEPA, including a recommendation that the Mill Site be considered “low priority” under CERCLA. Based on this recommendation, the USEPA has deferred further action on the Mill Site and has agreed to allow the Mill Site to be assessed and rehabilitated, if necessary, under the guidance of the DEP.

      On November 5, 2002, the Mill Site was designated as a Brownfields Redevelopment Area for site rehabilitation under the provisions of applicable Florida law. Florida’s Brownfields program provides economic and tax incentives which may be available to us. We entered into a Brownfield Site Rehabilitation Agreement for the Mill Site that obligates us to conduct further assessment of our portion of the Mill Site to delineate the extent of contamination, if any, and, if necessary, to rehabilitate that portion. The Consent Order will be held in abeyance pending the completion of the assessment and remediation, if any, of the Mill Site under the terms of the Brownfield Site Remediation Agreement.

      Based on this current information, including the environmental test results, the recommendation for “low priority” USEPA consideration, the USEPA agreement to defer further action, and the Brownfields Area local designation, management does not believe our liability, if any, for the possible cleanup of any potential contaminants detected on the Mill Site will be material.

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

      We had approximately 42,000 beneficial owners of our common stock as of March 10, 2004. Our common stock is quoted on the New York Stock Exchange (“NYSE”) Composite Transactions Tape under the symbol “JOE.”

      The range of high and low prices for our common stock as reported on the NYSE Composite Transactions Tape for the periods indicated is set forth below:

	Common
	Stock Price

	High	Low

2003
First Quarter	$30.74	$26.19
Second Quarter	31.58	27.04
Third Quarter	35.01	31.01
Fourth Quarter	38.60	32.05
2002
First Quarter	30.00	27.20
Second Quarter	33.74	29.10
Third Quarter	30.85	24.35
Fourth Quarter	30.19	24.69

      On March 10, 2004, the closing price of our common stock on the NYSE was $40.40.

Dividends

      In September 2003, we initiated the payment of quarterly dividends to holders of our common stock at the rate of $.12 per share. We paid an aggregate of $.32 per share in dividends in 2003. In 2002 and 2001, we paid annual cash dividends of $0.08 per share.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein. The statement of operations data with respect to the years ended December 31, 2003, 2002, and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of operations data with respect to the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000, and 1999 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues(1)	$760,630	$635,412	$567,008	$605,487	$527,566
Total expenses	630,639	524,936	490,112	475,798	460,125

Operating profit	129,991	110,476	76,896	129,689	67,441
Other income (expense)	(8,729)	120,648	(5,846)	6,184	32,448

Income from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes, and minority interest	121,262	231,124	71,050	135,873	99,889
Equity in (loss) income of unconsolidated affiliates	(2,168)	10,940	24,126	18,375	13,308
Income tax expense	42,626	89,561	35,441	51,755	21,012

Income from continuing operations before minority interest	76,468	152,503	59,735	102,493	92,185
Minority interest	553	1,366	524	9,954	19,243

Income from continuing operations	75,915	151,137	59,211	92,539	72,942
Income from discontinued operations(2)	—	2,339	10,994	7,784	10,061
Gain on sale of discontinued operations(2)	—	20,887	—	—	41,354

Net income	$75,915	$174,363	$70,205	$100,323	$124,357

Per Share Data:
Basic
Income from continuing operations	$1.00	$1.93	$0.73	$1.09	$0.83
Income from discontinued operations(2)	—	0.03	0.14	0.09	0.12
Gain on sale of discontinued operations(2)	—	0.26	—	—	0.47

Net income	$1.00	$2.22	$0.87	$1.18	$1.42

Diluted
Income from continuing operations	$0.98	$1.85	$0.70	$1.06	$0.82
Income from discontinued operations	—	0.03	0.13	0.09	0.12
Gain on sale of discontinued operations	—	0.26	—	—	0.46

Net income	$0.98	$2.14	$0.83	$1.15	$1.40

Dividends paid	$0.32	$0.08	$0.08	$0.02	0.02
FLA spin-off(2)	—	—	4.64	—	—

	Year Ended December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Investment in real estate	$886,076	$806,701	$736,734	$562,181	$825,577
Cash and investments(3)	57,403	73,273	200,225	201,905	299,944
Property, plant & equipment, net	36,272	42,907	49,826	59,665	386,437
Total assets	1,275,730	1,169,887	1,340,559	1,115,021	1,821,627
Total stockholders’ equity	487,315	480,093	518,073	569,084	940,854

(1)	Total revenues includes real estate revenues from property sales; realty revenues consisting of property and asset management fees, construction management fees, and lease and sales commissions; timber sales; rental revenues; club operations revenues; management fees; development fees; and transportation revenues. Net operating results of the residential real estate services and sugar segments are shown separately as income from discontinued operations for all years presented.

(2)	On October 9, 2000 the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed prorata to the Company’s shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company’s shareholders received 0.23103369 of a share of FLA.B common stock.

(3)	Includes cash, cash equivalents and marketable securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The St. Joe Company is one of Florida’s largest real estate operating companies. We have one of the largest inventories of private land suitable for development in the State of Florida, with very low cost basis. The majority of our land is located in Northwest Florida. In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to reposition our timberland holdings for higher and better uses. We increase the value of our raw land assets, most of which are currently managed as timberland, through the development and subsequent sale of parcels, home sites, and homes, or through the direct sale of unimproved land. In addition, we reinvest qualifying asset sales proceeds into like-kind properties under our tax deferral strategy which has enabled us to create a significant portfolio of commercial rental properties. We also provide commercial real estate services, including brokerage, property management and construction management.

      We have four operating segments: community development; commercial real estate development and services; land sales; and forestry.

      Our community development segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of developed home sites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage fees; and

•	management fees.

      Our commercial real estate development and services segment generates revenues from:

•	the rental of properties owned by us;

•	the sale of developed and undeveloped land and in-service buildings;

•	realty revenues, consisting of property and asset management fees, construction management fees and lease and sales brokerage commissions;

•	development fees; and

•	investments in limited partnerships and joint ventures.

      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of a limited amount of developed rural home sites.

      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of bulk land.

      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Additionally, increases in interest rates could reduce the demand for homes we build, particularly primary housing, commercial properties we develop or sell, and lots we develop. However, we believe our secondary resort housing markets are less sensitive to changes in interest rates. We have the ability to mitigate these risks by building to contract as well as building in phases. Management periodically conducts market research in the early stages of a project’s development to ensure our product meets expected customer demand. We also continuously and actively monitor local competitors’ product offerings to evaluate the competitive position of our products. Real estate market conditions in our regions of development, particularly for residential and resort property in Northwest Florida, have been exceptionally strong. These current market conditions place us in an unusually favorable position which may not continue in the future. However, we believe that long-term prospects of job growth, coupled with strong in-migration population expansion in Florida, indicate that demand levels may remain favorable over at least the next two to five years.

      Our commercial real estate development and services segment continues to build on strong market interest in Northwest Florida’s retail, office, multi-family and other mixed-use products caused by historical constraints on supply in the area as well as high interest by developers. Although the timing of transactions in this business is hard to predict, we expect 2004 results to be the same as or better than 2003 results.

Forward-Looking Statements

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

Critical Accounting Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Investment in Real Estate and Cost of Real Estate Sales. Costs associated with a specific real estate project are capitalized once we determine that the project is economically viable. We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as internal costs of a regional project field office, are also capitalized. We capitalize interest based on the amount of underlying expenditures (up to total interest expense), and real estate taxes on real estate projects under development. If we determine not to complete a project, any previously capitalized costs are expensed.

      Real estate inventory costs include land and common development costs (such as roads, sewers, and amenities), home construction costs, property taxes, capitalized interest, and certain indirect costs. A portion of real estate inventory and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale. The accounting estimate related to inventory valuation is susceptible to change due to the use of assumptions about future sales proceeds and related real estate expenditures. Management’s assumptions about future housing and home site sales prices, sales volume and sales velocity require significant judgment because the real estate market is cyclical and highly sensitive to changes in economic conditions. In addition, actual results could differ from management’s estimates due to changes in anticipated development, construction and overhead costs. Although we have not made significant adjustments affecting real estate gross profit margins in the past, there can be no assurances that estimates used to generate future real estate gross profit margins will not differ from our current estimates.

      Revenue Recognition — Percentage-of-Completion. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, revenue for multi-family residences under construction is recognized on the percentage-of-completion method when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is assured, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

      Impairment of Long-lived Assets and Goodwill. Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. This review involves a number of assumptions and estimates used in determining whether impairment exists, including estimation of undiscounted cash flows. Depending on the asset, we use varying methods to determine fair value, such as (i) discounting of expected future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors, including changes in the general economy of our markets and demand for real estate. If we determine that impairment exists due to the inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value.

      Goodwill is carried at the lower of cost or fair value and is tested for impairment at least annually, or whenever events or changes in circumstances indicate such an evaluation is warranted, by comparing the carrying amount of the net assets of each reporting unit with goodwill to the fair value of the reporting unit taken as a whole. The impairment review involves a number of assumptions and estimates including estimating discounted future cash flows, net operating income, future economic conditions, fair value of assets held and discount rates. If this comparison indicates that the goodwill of a particular reporting unit is impaired, the aggregate of the fair value of each of the individual assets and liabilities of the reporting unit are compared to the fair value of the reporting unit to determine the amount of goodwill impairment, if any.

      Intangibles. We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values, using customary estimates of fair value, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. These fair values can fluctuate up or down significantly as a result of a number of factors and estimates, including changes in the general economy of our markets, demand for real estate, and fair market values assigned to leases as well as fair value assigned to customer relationships.

      Pension Plan. The Company sponsors a defined benefit pension plan covering a majority of our employees. Currently, our pension plan is over-funded and contributes income to the Company. The accounting for pension benefits is determined by standardized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant impact on the income contributed by the pension plan. We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in the calculation of pension income. For example, in 2003, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $2.2 million increase in pre-tax income ($1.4 million net of tax). A 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in income. A 1% increase in the assumed discount rate on pension obligations would have resulted in a $0.4 million decrease in pre-tax income ($0.3 million net of tax). A 1% decrease in the assumed discount rate would have resulted in a $0.6 million increase in pre-tax income ($0.4 million net of tax).

      Income Taxes. In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we would include the adjustments in the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operation.

Results of Operations

      Net income for 2003 was $75.9 million, or $0.98 per diluted share, compared with $174.4 million, or $2.14 per diluted share, in 2002 and $70.2 million, or $0.83 per diluted share, in 2001. The results for 2003 included a non-cash asset impairment charge, net of tax, relating to Advantis, our commercial real estate services unit, of $8.8 million, or $0.11 per diluted share. The results for 2002 included a net gain on the sale of Arvida Realty Services (“ARS”), our former residential real estate services segment, of $20.7 million, or $0.25 per diluted share, and a gain on the forward sale of securities of $86.4 million, or

$1.06 per diluted share. Results for 2002 included earnings from the discontinued operations of ARS of $2.3 million, or $0.03 per diluted share and $11.0 million, or $0.13 per diluted share in 2001.

      We report revenues from our four operating segments: community development, commercial real estate development and services, land sales, and forestry. Real estate sales are generated from sales of housing units and developed home sites in our community development segment, developed and undeveloped land and in-service buildings in our commercial real estate development and services segment, parcels of undeveloped land and developed rural sites in our land sales segment and occasionally sales of bulk land from our forestry segment. Realty revenues, consisting of property and asset management fees, construction management fees, and lease and sales commissions, are generated from the commercial real estate development and services segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate development and services segment. Other revenues are primarily club operations and management fees from the community development segment and development fees from the commercial real estate development and services segment.

Consolidated Results

      Revenues and Expenses. The following table sets forth a comparison of the revenues and expenses for the three years ended December 31, 2003.

	Years Ended December 31,			2003 vs. 2002		2002 vs. 2001

	2003	2002	2001	Difference	% Change	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$592.2	$484.0	$444.0	$108.2	22%	$40.0	9%
Realty	62.5	58.5	56.0	4.0	7	2.5	4
Timber sales	36.6	40.7	37.0	(4.1)	(10)	3.7	10
Rental	40.8	33.2	20.8	7.6	23	12.4	60
Other	28.5	19.0	9.2	9.5	50	9.8	107

Total	760.6	635.4	567.0	125.2	20	68.4	12

Expenses:
Cost of real estate sales	353.2	290.8	298.7	62.4	22	(7.9)	(3)
Cost of realty revenues	36.2	33.2	32.8	3.0	9	0.4	1
Cost of timber sales	24.2	28.9	24.3	(4.7)	(16)	4.6	19
Cost of rental revenues	17.7	14.5	9.7	3.2	22	4.8	49
Cost of other revenues	27.2	23.1	9.4	4.1	18	13.7	146
Other operating expenses	91.7	84.2	74.5	7.5	9	9.7	13

Total	$550.2	$474.7	$449.4	$75.5	16%	$25.3	6%

      The increases in revenues from real estate sales and costs of real estate sales were in each case primarily due to increased sales in the community development segment, partially offset by decreases in the commercial real estate development and services segment, which is a function of the sale of several large in-service buildings in 2002 and 2001 with no such sales in 2003. The increase in realty revenues was due to increases in brokerage and construction revenues, which were partially offset by a small decrease in property management revenues. The increase in cost of realty revenues was due to increases in the costs of brokerage, property management, and construction revenues. The increases in rental revenues and costs of rental revenues were in each case primarily due to an increase in the amount of investment in operating property in the commercial real estate development and services segment. Other revenues and costs of other revenues increased primarily due to increases in the community development segment’s club operations. Other operating expenses increased from 2002 to 2003 primarily due to increases in the community development segment and the commercial real estate development and services segment. Other operating expenses increased from 2001 to 2002 primarily due to an increase in the community development segment. For further discussion of revenues and expenses, see Segment Results below.

      Corporate Expense. Corporate expense, which represents corporate general and administrative expenses, increased $7.0 million, or 25%, to $34.5 million in 2003, from $27.5 million in 2002. The increase was primarily due to a $4.3 million decrease in the income contribution from the St. Joe Company Pension Plan (the “Pension Plan”) and an increase in employee benefit costs of $2.3 million. Corporate expense increased $8.7 million, or 46%, in 2002 from $18.8 million in 2001. This increase was primarily due to a $3.6 million decrease in the income contribution from the Pension Plan, an increase in employee benefit costs of $3.6 million, and $1.5 million in costs associated with the secondary offering of our common stock completed by the Trust in 2002. For the year 2001, the long-term actuarial expected return for the assets of the Pension Plan was 9.2%. Based on the performance of our mix of pension assets over the previous three years, we lowered the long-term expected return to 8.5%. Management does not expect the over-funded position of the Pension Plan to continue to decline. We do not expect to have to fund the Pension Plan in the foreseeable future, unless market conditions deteriorate significantly.

      Depreciation and Amortization. Depreciation and amortization increased $8.7 million, or 38%, to $31.5 million in 2003, compared to $22.8 million in 2002. The increase was due to a $6.6 million increase in depreciation resulting primarily from additional investments in commercial and residential operating property and property, plant and equipment and a $2.1 million increase in amortization primarily resulting from an increase in intangible assets. Depreciation and amortization increased $1.5 million, or 7%, to $22.8 million in 2002, compared to $21.3 million in 2001. The increase was due to a $6.6 million increase in depreciation resulting primarily from expenditures for commercial and residential operating property and property, plant and equipment. This increase was partially offset by the impact of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), which resulted in the cessation of goodwill amortization as of January 1, 2002. Goodwill amortization was $4.2 million in 2001, excluding $5.3 million included in discontinued operations.

      Impairment Losses. During 2003, we recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to FAS 142. This resulted in an impairment loss of $14.1 million pre-tax, $8.8 million net of tax. See note 10 of Notes to Consolidated Financial Statements. No impairment losses were recorded in 2002. Impairment losses of $0.3 million and $0.5 million were recorded in 2003 and 2001, respectively, related to commercial properties.

      Other Income (Expense). Other income (expense) was $(8.7) million in 2003, $120.6 million in 2002 and $(5.8) million in 2001. Other income (expense) was made up of investment income, interest expense, gains on sales and dispositions of assets and other income and, in 2002 and 2001, gains and losses on the valuation and settlement of forward sale contracts.

      In October 1999, we entered into a forward sale transaction with a major financial institution that, in effect, provided for the monetization of our long-held portfolio of equity investments which, at December 31, 1998, had a cost of approximately $1.7 million and a fair value of approximately $144 million. Under the forward sale agreement, we received approximately $111 million in cash and were required to settle the forward transaction by October 15, 2002, by delivering either the securities or the equivalent value of the securities in cash to the financial institution. The agreement permitted us to retain that amount of the securities representing appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities were recorded at fair value on the balance sheet and the related unrealized gain, net of tax, was recorded in accumulated other comprehensive income. At the time of entering into the forward sale contracts, we recorded a liability in long-term debt for approximately $111.1 million, subject to increase as interest expense was imputed at an annual rate of 7.9%. The liability was also subject to increase by the amount, if any, that the fair value of the securities increased beyond the retained 20%.

      On February 26, 2002 and October 15, 2002, in two separate transactions, we settled our forward sale contracts by delivering equity securities to the financial institution for an aggregate pre-tax gain of $132.9 million. The liability related to the contracts settled in February was $97.0 million at the time of settlement and the resulting gain recognized in the first quarter of 2002 was $94.7 million pre-tax. The liability related to the contracts settled in October was $38.6 million at the time of settlement and the resulting gain recognized in the fourth quarter of 2002 was approximately $38.2 million pre-tax.

      Investment income decreased to $0.9 million in 2003 from $2.9 million in 2002, primarily due to lower dividend income resulting from the disposition of securities. Interest expense decreased $4.5 million to $12.5 million in 2003 compared to $17.0 million in 2002, due to the settlement of the debt related to the forward sale contracts, which was partially offset by interest expense attributable to medium term notes we issued in 2002, and interest attributable to debt secured by commercial buildings. Other income was $2.9 million in 2003 as compared to $1.8 million in 2002. Other income included a loss on the valuation of forward sale contracts of $(0.9) million in 2002. Investment income decreased to $2.9 million in 2002, from $5.1 million in 2001, primarily due to lower dividend income resulting from the disposition of securities. Interest expense decreased $0.3 million to $17.0 million in 2002 compared to $17.3 million in 2001, due to the settlement of the debt related to the forward sale contracts, which was partially offset by interest expense attributable to medium term notes we issued in 2002, and interest attributable to debt secured by commercial buildings. Other income was $1.8 million in 2002 as compared to $6.4 million in 2001. Other income includes a loss on the valuation of forward sale contracts of $(0.9) million in 2002, compared to a gain on the valuation of forward sale contracts of $4.0 million in 2001.

      Equity in (Loss) Income of Unconsolidated Affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates totaled $(2.2) million in 2003, $10.9 million in 2002 and $24.1 million in 2001.

      The community development segment’s unconsolidated affiliates include our 26% limited partnership interest in Arvida/JMB Partners, L.P. (“Arvida/JMB”). Arvida/JMB completed its operations in 2003 and is currently winding up its affairs. As a result, the contribution to pre-tax income from Arvida/JMB substantially ended at the end of 2002. Arvida/JMB has finalized its current estimates of future costs and future cash distributions associated with the completion of operations, and, as a result, we adjusted our investment in the partnership by a $3.5 million pre-tax charge in 2003. Arvida/JMB’s contribution to equity in (loss) income of unconsolidated affiliates was $13.2 million in 2002 and $24.0 million in 2001. Based on current expectations, we do not anticipate any material future income or losses from our investment in Arvida/JMB.

      The commercial real estate development and services segment recorded equity in income (loss) of unconsolidated affiliates of $1.9 million in 2003, $(1.0) million in 2002, and $0.2 million in 2001. Included was $(0.3) million in 2003, $(0.3) million in 2002, and $0.9 million in 2001 related to our 50% interest in Codina Group, Inc. (“Codina”), a commercial services company headquartered in Coral Gables, Florida. Although 2003 and 2002 results were negative, we expect Codina to return to profitability in the near term. In 2003, we sold our 45% partnership interest in the 355 Alhambra building, recognizing a gain of $1.0 million which is included in income of unconsolidated affiliates.

      Income Tax Expense. Income tax expense on continuing operations totaled $42.6 million in 2003, $89.6 million for 2002 and $35.4 million for 2001. Our effective tax rate decreased to 35% in 2003 compared to 39% in 2002 and 37% in 2001 because the deferred tax liability for state taxes was reduced to reflect the effect of a recently implemented state tax strategy.

      Discontinued Operations. Discontinued operations included the gain on sale and the operations of ARS and the gain on sale and operations of two commercial office buildings disposed of in 2002. These entities’ results are not included in income from continuing operations.

      As a result of rapid consolidation in the real estate services business, we had the opportunity to sell ARS, our wholly-owned subsidiary, at an attractive value. We completed the sale of ARS on April 17, 2002. The gain recorded on the sale was $33.7 million before taxes, or $20.7 million net of taxes. Prior to its sale, ARS generated revenues of $76.2 million, operating expenses of $71.7 million and net income of $2.3 million during 2002. During 2001, ARS generated revenues of $277.3 million, operating expenses of $252.9 million, and net income of $11.0 million.

Segment Results

      Community Development. The table below sets forth the results of operations of our community development segment for the three years ended December 31, 2003.

	Years Ended December 31,

	2003	2002	2001

	(In millions)
Revenues:
Real estate sales	$467.3	$371.2	$235.6
Rental revenues	0.8	0.8	0.7
Other revenues	26.8	14.7	3.4

Total revenues	494.9	386.7	239.7

Expenses:
Cost of real estate sales	332.9	260.8	173.4
Cost of rental revenues	1.6	1.6	1.2
Cost of other revenues	26.6	20.6	6.2
Other operating expenses	44.6	38.7	32.7
Depreciation and amortization	8.6	4.4	2.0

Total expenses	414.3	326.1	215.5

Other income	—	0.2	0.4

Pretax income from continuing operations	$80.6	$60.8	$24.6

      Our community development division develops large-scale, mixed-use communities primarily on land we have owned for a long period of time. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and in west Florida near Tallahassee, the state capital. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Real estate sales include sales of homes and home sites and sales of land. Cost of sales includes direct costs, selling costs and other indirect costs. In 2003, the components of cost of real estate sales were $276.4 million in direct costs, $23.6 million in selling costs, and $31.3 million in other indirect costs. In 2002, the components of cost of real estate sales were $220.5 million in direct costs, $17.8 million in selling costs, and $22.5 million in other indirect costs.

      Sales of homes in 2003 totaled $348.4 million, with related cost of sales of $287.8 million, resulting in a gross profit percentage of 17%, compared to sales in 2002 of $271.3 million, with cost of sales of $226.6 million, resulting in a gross profit percentage of 17%. Cost of real estate sales for homes in 2003 consisted of $242.1 million in direct costs, $17.8 million in selling costs, and $27.9 million in indirect costs. Cost of real estate sales for homes in 2002 consisted of $193.8 million in direct costs, $12.8 million in selling costs, and $20.0 million in indirect costs. Sales of home sites in 2003 totaled $115.7 million, with related cost of sales of $43.5 million, resulting in a gross profit percentage of 62%, compared to sales in 2002 of $99.3 million, with related cost of sales of $34.2 million, resulting in a gross profit percentage of 66%. Cost of real estate sales for home sites in 2003 consisted of $34.3 million in direct costs, $5.8 million in selling costs, and $3.4 million in indirect costs. Cost of real estate sales for home sites in 2002 consisted of $26.7 million in direct costs, $5.0 million in selling costs, and $2.5 million in indirect costs. The increase in real estate sales was due to an increase in the number of units sold and higher selling prices. Cost of real estate sales increased primarily due to the increased volume of sales. The following table sets forth home and home site sales activity by individual developments:

	Year Ended December 31, 2003				Year Ended December 31, 2002

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	12	$9.6	$6.4	$3.2	13	$10.5	$6.5	$4.0
Multi-family	18	2.6	2.7	(0.1)	45	23.3	17.8	5.5
Private Residence Club	—	1.2	0.7	0.5	—	—	—	—
Home sites	206	57.1	22.5	34.6	172	42.7	15.0	27.7
WaterSound:
Multi-family homes	30	72.1	45.1	27.0	—	18.5	11.4	7.1
Home sites	93	38.1	12.6	25.5	64	25.6	10.0	15.6
Bay County:
The Hammocks:
Homes	48	6.8	6.1	0.7	32	4.6	4.1	0.5
Home sites	30	0.9	0.7	0.2	36	1.1	0.6	0.5
Palmetto Trace: Homes	88	13.6	12.1	1.5	43	6.4	5.6	0.8
Summerwood: Homes	—	—	—	—	12	1.8	1.8	—
Woodrun: Homes	—	—	0.4	(0.4)	1	0.3	0.4	(0.1)
Other Bay County: Home sites	—	—	—	—	1	0.1	0.1	—
Leon County:
SouthWood:
Homes	133	27.0	23.2	3.8	115	21.3	18.5	2.8
Home sites	63	5.7	2.6	3.1	65	6.1	2.8	3.3
Gulf County:
Windmark Beach: Home sites	13	7.3	1.2	6.1	67	22.1	4.6	17.5
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	124	39.6	33.1	6.5	111	34.1	27.6	6.5
Home sites	40	2.2	1.0	1.2	21	1.0	0.7	0.3
Duval County:
James Island: Homes	59	19.8	17.1	2.7	72	22.5	19.3	3.2
Hampton Park: Homes	50	16.1	14.0	2.1	35	11.3	9.9	1.4
Central Florida:
Volusia County:
Victoria Park:
Homes	124	24.3	21.7	2.6	77	14.1	12.0	2.1
Home sites	32	2.3	1.4	0.9	12	0.6	0.4	0.2
Artisan Park: Home sites	10	1.3	0.7	0.6	—	—	—	—

	Year Ended December 31, 2003				Year Ended December 31, 2002

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
North Carolina and South Carolina:
Saussy Burbank:
Homes	555	115.7	105.2	10.5	523	102.6	91.7	10.9
Home sites	32	0.8	0.8	—	—	—	—	—

Total	1,760	$464.1	$331.3	$132.8	1,517	$370.6	$260.8	$109.8

      Revenue and costs of sales associated with multi-family units under construction are recognized using the percentage of completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10%, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound community, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. All deposits are non-refundable, except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed are recognized on the full accrual method of accounting, as contracts are closed.

      At WaterColor, the average price of a single-family residence sold in 2003 was $801,000, compared to $800,000 in 2002 which was solely due to the product mix sold. In general, sales prices for homes with similar sizes and locations have increased in 2003. The gross profit percentage from single-family residence sales decreased to 33% in 2003 from 38% in 2002 primarily due to increases in construction and development costs. The decrease in revenue and cost of revenue on multi-family residences was due to a decline in the number of units for sale. The gross profit percentage on multi-family home sales decreased to (4)% in 2003 from 24% in 2002 primarily due to increased development and construction costs in 2003 associated with the wind up of the first phase of multi-family residences. The average price of a home site sold in 2003 was $280,000, compared to $248,000 in 2002. The gross profit percentage from home site sales decreased to 61% in 2003 from 65% in 2002 primarily due to increases in development costs associated with amenities and roadway improvement.

      At WaterSound, multi-family unit percentage of completion contributions to income began in the fourth quarter of 2002 and continued for the full year in 2003. The gross profit percentage on home sites increased to 67% in 2003 from 61% in 2002 primarily due to increases in sales prices.

      At WindMark Beach, revenues have decreased as a result of a decrease in units offered for sale. The gross profit percentage on home site sales has increased to 84% in 2003 from 79% in 2002 due a change in the mix of relative locations of the home sites sold and to sales price increases on comparable home sites.

      At St. Johns Golf and Country Club, the gross profit percentage on home sales decreased to 16% in 2003 from 19% in 2002 primarily due to higher development and construction costs in 2003. The gross profit percentage on home site sales increased to 55% in 2003 from 30% in 2002 primarily due to higher parcel development costs in 2002.

      At Victoria Park, the gross profit percentage on home sales decreased to 11% in 2003 from 15% in 2002 because the mix of homes sold in 2003 included more homes located in the active adult community, which has higher parcel development costs. The gross profit percentage on home site sales increased to 39% in 2003 from 33% in 2002 primarily due to the deferral of revenue in 2002 on several of the home sites as a result of contingencies in the sales contracts.

      At Saussy Burbank, the gross profit percentage on home sales has decreased to 9% in 2003 from 11% in 2002 primarily due to an increase in lot costs and a change in the mix of locations of homes sold.

      Overall, we expect margins in the community development segment to remain stable in the near future.

      Other revenues totaled $26.8 million in 2003 with $26.6 million in related costs, compared to revenues totaling $14.7 million in 2002 with $20.6 million in related costs. These included revenues from the WaterColor Inn, which began operations in 2002, other resort operations and management fees.

      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $5.9 million during 2003 compared to 2002. The increase was primarily due to increases in project administration costs and marketing costs attributable to the increase in residential development activity.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Real estate sales include sales of home and home sites and sales of land. Cost of sales includes direct costs, selling costs and other indirect costs. In 2001, the components of cost of sales were $147.2 million in direct costs, $11.3 million in selling costs, and $14.2 million in other indirect costs.

      Sales and cost of sales of homes and home sites for 2002 are discussed above. Sales of homes in 2001 totaled $184.6 million with related cost of sales of $154.5 million, resulting in a gross profit percentage of 16%. Cost of real estate sales for homes in 2001 consisted of $132.6 million in direct costs, $9.1 million in selling costs, and $12.7 million in indirect costs. Sales of home sites in 2001 totaled $49.8 million with related cost of sales of $18.3 million, resulting in a gross profit percentage of 63%. Cost of real estate sales for home sites in 2001 consisted of $14.6 million in direct costs, $2.2 million in selling costs, and $1.5 million in indirect costs. The increase in real estate sales was due to an increase in the number of units sold and higher selling prices. Cost of real estate sales increased primarily due to the increased volume of sales. The following table sets forth home and home site sales activity by individual developments:

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	13	$10.5	$6.5	$4.0	7	$4.8	$3.1	$1.7
Multi-family	45	23.3	17.8	5.5	34	27.9	19.0	8.9
Home sites	172	42.7	15.0	27.7	50	18.8	5.4	13.4
WaterSound:
Multi-family homes	—	18.5	11.4	7.1	—	—	—	—
Home sites	64	25.6	10.0	15.6	44	14.1	5.9	8.2
Bay County:
The Hammocks:
Homes	32	4.6	4.1	0.5	42	5.4	4.7	0.7
Home sites	36	1.1	0.6	0.5	—	—	—	—
Palmetto Trace: Homes	43	6.4	5.6	0.8	—	—	—	—
Summerwood: Homes	12	1.8	1.8	—	58	8.9	7.8	1.1
Woodrun:
Homes	1	0.3	0.4	(0.1)	3	0.7	0.7	—
Home sites	—	—	—	—	17	0.5	0.4	0.1
Other Bay County: Home sites	1	0.1	0.1	—	14	0.4	0.1	0.3

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Leon County:
SouthWood:
Homes	115	21.3	18.5	2.8	33	6.1	5.6	0.5
Home sites	65	6.1	2.8	3.3	63	4.2	2.2	2.0
Franklin County:
Driftwood: Home sites	—	—	—	—	3	0.4	0.1	0.3
Gulf County:
Windmark Beach: Home sites	67	22.1	4.6	17.5	20	4.0	1.2	2.8
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	111	34.1	27.6	6.5	66	19.1	15.9	3.2
Home sites	21	1.0	0.7	0.3	69	3.4	2.2	1.2
RiverTown: Home sites	—	—	—	—	8	3.0	0.2	2.8
Duval County:
James Island: Homes	72	22.5	19.3	3.2	76	24.7	21.3	3.4
Hampton Park: Homes	35	11.3	9.9	1.4	1	0.3	0.2	0.1
Central Florida:
Volusia County:
Victoria Park:
Homes	77	14.1	12.0	2.1	14	2.4	2.0	0.4
Home sites	12	0.6	0.4	0.2	13	1.0	0.6	0.4
North Carolina and South Carolina:
Saussy Burbank: Homes	523	102.6	91.7	10.9	397	84.3	74.1	10.2

Total	1,517	$370.6	$260.8	$109.8	1,032	$234.4	$172.7	$61.7

      At WaterColor, the average price of a single-family residence sold in 2002 was $800,000 compared to $685,000 in 2001. The increase in average price per unit was primarily due to the change in mix of size and relative location. The decreases in revenue, cost of revenue and gross profit associated with multi-family residences was primarily due to several beachfront multi-family units which closed in 2002, but for which most of the income was recognized in 2001 using the percentage of completion method. The average price of a lot sold in 2002 was $248,000 compared to $376,000 in 2001. The decrease in average price was primarily due to the closing of three beachfront lots during 2001, with an average sales price of $1,228,000 each, compared to no beachfront lots closed in 2002.

      At WaterSound, multi-family unit percentage of completion contributions to income began in 2002. The average price of a home site sold in 2002 was $400,000 compared to $320,000 in 2001. The increase was primarily due to the closing of two gulf front lots in 2002 with an average price of $1,237,500 and two peninsula lots at an average price of $730,000. In addition, a portion of the profit recorded from the 2001 closings was deferred until 2002 because the development of the parcels was not completed until 2002.

      At WindMark Beach, the margin increases in 2002 compared to 2001 were primarily due to increases in sales prices.

      At SouthWood, the margins were higher on homes in 2002 than in 2001 primarily due to higher construction costs in 2001. The margins were higher on home sites due to a change in the mix of sizes of the home sites sold.

      At St. Johns Golf & Country Club, home sales margins were higher in 2002 than in 2001 primarily due to the mix of sizes and relative locations of homes sold. Home site margins were lower in 2002 than in 2001 primarily due to the mix of sizes of the home sites sold.

      Other revenues in 2002 totaled $14.7 million with $20.6 million in related costs, compared to revenues in 2001 totaling $3.4 million with $6.2 million in related costs. These included revenues from the WaterColor Inn, other resort operations and management fees. The WaterColor Inn began operations in 2002.

      The community development operations’ other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $6.0 million during 2002 compared to 2001. The increase was due to increases in marketing and other administrative expenses associated with new residential development.

      Commercial Real Estate Development and Services. The table below sets forth the results of operations of our commercial real estate development and services segment for the three years ended December 31, 2003.

	Years Ended December 31,

	2003	2002	2001

	(In millions)
Revenues:
Real estate sales	$25.6	$28.2	$131.9
Realty revenues	62.5	58.5	56.0
Rental revenues	40.0	32.4	20.2
Other revenues	1.8	1.1	2.5

Total revenues	129.9	120.2	210.6

Expenses:
Cost of real estate sales	7.0	20.8	117.8
Cost of realty revenues	36.2	33.2	32.7
Cost of rental revenues	16.4	12.7	8.5
Other operating expenses	36.6	32.8	32.9
Depreciation and amortization	15.3	10.3	10.0
Impairment loss	14.1	—	0.5

Total expenses	125.6	109.8	202.4
Other expense	(7.8)	(7.5)	(3.3)

Pretax income (loss) from continuing operations	$(3.5)	$2.9	$4.9

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Rental Revenues. Rental revenues generated by our commercial real estate development and services segment owned operating properties increased $7.6 million, or 23%, in 2003 compared to 2002, due to six buildings placed in service or acquired during 2003 and an increase in the overall leased percentage of rental properties. Operating expenses relating to these revenues increased $3.7 million, or 29% primarily due to the six buildings placed in service and increased occupancy as well as increases in property taxes, utilities and upgraded security at most of the buildings. As of December 31, 2003, our commercial real estate development and services segment had interests in 24 operating properties with 2.9 million total rentable square feet in service, including two buildings, totaling approximately 0.2 million square feet, that were owned by partnerships and accounted for using the equity method of accounting. At December 31, 2002, our commercial real estate development and services segment had interests in 19 operating properties with 2.4 million total rentable square feet in service, including three buildings, totaling 0.4 million square feet, that were owned by partnerships and accounted for using the equity method of accounting. The overall leased percentage increased to 83% at December 31, 2003, compared to 81% at December 31, 2002. Further information about commercial income producing properties majority owned by the Company, along with results of operations for 2003 and 2002, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable	Percentage
		Square Feet at	Leased at	Square Feet at	Leased at
		December 31,	December 31,	December 31,	December 31,
	Location	2003	2003	2002	2002

Buildings purchased with tax- deferred proceeds:
Harbourside	Clearwater, FL	147,000	92%	146,000	86%
Prestige Place One and Two	Clearwater, FL	144,000	86	143,000	84
Lakeview	Tampa, FL	125,000	77	125,000	76
Palm Court	Tampa, FL	60,000	68	62,000	61
Westside Corporate Center	Plantation, FL	100,000	86	100,000	86
280 Interstate North	Atlanta, GA	126,000	71	126,000	67
Southhall Center	Orlando, FL	155,000	88	155,000	94
1133 20th Street	Washington, DC	119,000	99	119,000	99
1750 K Street	Washington, DC	152,000	90	152,000	94
Millenia Park One	Orlando, FL	158,000	68	158,000	44
Beckrich Office One	Panama City Beach, FL	34,000	96	34,000	88
5660 New Northside	Atlanta, GA	272,000	91	275,000	96
SouthWood Office One	Tallahassee, FL	88,000	73	(a)	(a)
Crescent Ridge	Charlotte, NC	158,000	100	(b)	(b)
Windward Plaza	Atlanta, GA	465,000	89	(b)	(b)

Subtotal		2,303,000	86	1,595,000	83

Development property:
Westchase Corporate Center	Houston, TX	184,000	93	184,000	89
TNT Logistics	Jacksonville, FL	99,000	83	99,000	73
245 Riverside	Jacksonville, FL	134,000	39	(b)	(b)
SouthWood Office One	Tallahassee, FL	(a)	(a)	88,000	35
Beckrich Office Two	Panama City Beach, FL	34,000	20	(b)	(b)

Subtotal		451,000	69	371,000	72

Total		2,754,000	83	1,966,000	81

(a)	During 2003, SouthWood Office One was transferred from development property to buildings purchased with tax-deferred proceeds.

(b)	These properties were acquired or completed after the date reported.

	Year Ended December 31, 2003					Year Ended December 31, 2002

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$3.0	$1.0	$2.0	$(1.4)	$0.6	$2.4	$1.0	$1.4	$(1.4)	$—
Prestige Place One and Two	2.3	1.0	1.3	(1.4)	(0.1)	2.0	1.0	1.0	(1.1)	(0.1)
Lakeview	1.9	0.7	1.2	(1.3)	(0.1)	2.4	1.0	1.4	(1.2)	0.2
Palm Court	0.5	0.2	0.3	(0.5)	(0.2)	0.8	0.3	0.5	(0.4)	0.1
Westside Corporate Center	1.9	1.0	0.9	(1.1)	(0.2)	1.9	0.8	1.1	(1.0)	0.1

	Year Ended December 31, 2003					Year Ended December 31, 2002

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
280 Interstate North	1.7	0.8	0.9	(0.9)	—	2.2	0.8	1.4	(1.0)	0.4
Southhall Center	2.8	1.0	1.8	(1.5)	0.3	3.4	1.3	2.1	(1.6)	0.5
1133 20th Street	4.0	1.3	2.7	(2.1)	0.6	4.1	1.3	2.8	(2.1)	0.7
1750 K Street	5.6	1.9	3.7	(2.9)	0.8	5.4	1.7	3.7	(2.5)	1.2
Millenia Park One	1.7	0.8	0.9	(1.5)	(0.6)	1.0	0.5	0.5	(0.6)	(0.1)
Beckrich Office One	0.4	0.2	0.2	(0.3)	(0.1)	0.3	0.2	0.1	(0.2)	(0.1)
5660 New Northside	5.8	1.8	4.0	(1.4)	2.6	0.3	—	0.3	—	0.3
SouthWood Office One	0.4	0.3	0.1	(0.4)	(0.3)	—	—	—	—	—
Crescent Ridge	1.2	0.3	0.9	(0.4)	0.5	—		—	—	—
Windward Plaza	0.8	0.2	0.6	(0.6)	—	—		—	—	—

Subtotal	$34.0	$12.5	$21.5	$(17.7)	$3.8	$26.2	$9.9	$16.3	$(13.1)	$3.2
Development property:
Westchase Corporate Center	4.2	1.6	2.6	(1.8)	0.8	3.6	1.6	2.0	(2.1)	(0.1)
Tree of Life	—	—	—	—	—	1.0	0.4	0.6	(0.6)	—
TNT Logistics	1.4	0.6	0.8	(0.7)	0.1	1.1	0.3	0.8	(0.8)	—
245 Riverside	0.2	0.5	(0.3)	(1.0)	(1.3)	—	—	—	—	—
Nextel Call Center	—	—	—	—	—	0.4	0.1	0.3	(0.4)	(0.1)
Beckrich Office Two	—	—	—	(0.1)	(0.1)
Other	0.2	1.2	(1.0)	(1.3)	(2.3)	0.1	0.4	(0.3)	(0.4)	(0.7)

Subtotal	$6.0	$3.9	$2.1	$(4.9)	$(2.8)	$6.2	$2.8	$3.4	$(4.3)	$(0.9)

Total	$40.0	$16.4	$23.6	$(22.6)	$1.0	$32.4	$12.7	$19.7	$(17.4)	$2.3

(a)	NOI is net operating income.

(b)	Adjustments include interest expense, depreciation and amortization.

      Realty Revenues. Advantis’ realty revenues in 2003 increased 7% over 2002 due to increases in brokerage and construction revenues, which were partially offset by a small decrease in property management revenues. Cost of Advantis’ realty revenue increased $3.0 million due to increased broker commissions. Advantis’ other operating expenses, consisting of office administration expenses, increased to $28.9 million in 2003 from $25.6 million in 2002, primarily due to an increase in staffing costs. Advantis recorded a pre-tax loss of $17.8 million for 2003, compared to a pre-tax loss of $1.5 million for 2002, after excluding profit of $2.0 million in 2003 and $1.3 million in 2002 related to intercompany transactions. Although management previously believed that Advantis’ performance would continue to improve despite a very difficult environment for commercial services companies, Advantis’ results of operations declined for the second quarter of 2003 and expectations for future periods were reduced. As a result, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to FAS 142. This resulted in an impairment loss of $14.1 million pre-tax ($8.8 million net of tax). We believe that Advantis’ performance will continue to improve based on current expectations.

      Real Estate Sales. During 2003, St. Joe Commercial had no building sales. Total proceeds from land sales were $25.6 million, with a pre-tax gain of $18.7 million. Land sales included the following:

	Number of	Acres	Gross Sales	Average
Land	Sales	Sold	Price	Price/Acre

			(In millions)	(In thousands)

Florida:
Unimproved	18	268	$13.1	$49
Improved	30	120	11.5	95
Texas	1	2	1.0	449

Total/ Average	49	390	$25.6	$66

      During 2002, total proceeds from land sales were $11.0 million, with a pre-tax gain of $4.3 million. Land sales included the following:

	Number of	Acres	Gross Sales	Average
Land	Sales	Sold	Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	5	44	$2.8	$63
Improved	8	27	2.6	98
Texas	3	20	5.6	285

Total/ Average	16	91	$11.0	$121

      Total proceeds for building sales in 2002 were $17.2 million, with a pre-tax gain of $3.1 million. Building sales consisted of:

•	the sale of the 67,000-square-foot Nextel building located in the Beckrich Office Park in Panama City Beach for $8.1 million, with a pre-tax gain of $1.9 million; and

•	the sale of the 69,000-square-foot Tree of Life building located in St. Augustine, Florida, for $9.1 million, with a pre-tax gain of $1.2 million.

During 2003 and 2002, the commercial segment made significant progress in establishing value for land for retail, apartment and other commercial use in Northwest Florida. Opportunities for the commercial segment have also begun to emerge from activities originated in the community development segment. In 2002, three commercial land parcels were sold at SouthWood in Tallahassee, Florida. These land sales, which are included in the totals above, represented $2.2 million in proceeds and $1.2 million in pre-tax gain.

      Depreciation and amortization was $15.3 million in 2003 compared to $10.3 million in 2002. It was primarily made up of depreciation on the operating properties and amortization of lease intangibles.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Rental Revenues. Rental revenues generated by our commercial real estate development and services segment owned operating properties increased $12.2 million in 2002 compared to 2001 due to five new buildings placed in service or acquired during 2002, partially offset by two buildings sold during 2002, and two new buildings placed in service or acquired late in the year in 2001. Operating expenses relating to these revenues increased $4.9 million. As of December 31, 2002, our commercial real estate development and services segment had interests in 19 operating properties with 2.4 million total rentable square feet in service including three buildings, totaling 0.4 million square feet that are owned by partnerships and accounted for using the equity method of accounting. As of December 31, 2001, our commercial real estate development and services segment had interests in 20 operating properties with 2.4 million total rentable square feet in service, including five buildings, totaling 0.9 million square feet, that are owned by partnerships and accounted for using the equity method of accounting. The overall leased percentage decreased to 78% at December 31, 2002, compared to 84% at December 31, 2001. Millennia Park One experienced a decrease in leased percentage due to tenant bankruptcies. Additionally, we were still in the process of procuring tenants for SouthWood Office One, a new speculative building. Two properties totaling approximately 0.2 million square feet of office space were in predevelopment or under construction as of December 31, 2002.

      Information about commercial income producing properties owned or managed by the Company, along with results of operations for 2002 and 2001, is presented in the tables below.

	Year Ended December 31, 2002					Year Ended December 31, 2001

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$2.4	$1.0	$1.4	$(1.4)	$—	$2.2	$0.9	$1.3	$(1.4)	$(0.1)
Prestige Place One and Two	2.0	1.0	1.0	(1.1)	(0.1)	2.3	0.9	1.4	(1.2)	0.2
Lakeview	2.4	1.0	1.4	(1.2)	0.2	2.2	0.9	1.3	(1.1)	0.2
Palm Court	0.8	0.3	0.5	(0.4)	0.1	0.9	0.3	0.6	(0.3)	0.3
Westside Corporate Center	1.9	0.8	1.1	(1.0)	0.1	1.9	0.9	1.0	(0.8)	0.2
280 Interstate North	2.2	0.8	1.4	(1.0)	0.4	2.2	0.8	1.4	(0.7)	0.7
Southhall Center	3.4	1.3	2.1	(1.6)	0.5	2.4	0.9	1.5	(0.9)	0.6
1133 20th Street	4.1	1.3	2.8	(2.1)	0.7	1.2	0.3	0.9	(0.5)	0.4
1750 K Street	5.4	1.7	3.7	(2.5)	1.2	0.1	—	0.1	—	0.1
Millenia Park One	1.0	0.5	0.5	(0.6)	(0.1)	—	—	—	—	—
Beckrich Office One	0.3	0.2	0.1	(0.2)	(0.1)	—	—	—	—	—
5660 New Northside	0.3	—	0.3	—	0.3	—	—	—	—	—

Subtotal	$26.2	$9.9	$16.3	$(13.1)	$3.2	$15.4	$5.9	$9.5	$(6.9)	$2.6
Development property:
Westchase Corporate Center	3.6	1.6	2.0	(2.1)	(0.1)	2.9	1.5	1.4	(2.2)	(0.8)
Tree of Life	1.0	0.4	0.6	(0.6)	—	—	—	—	—	—
TNT Logistics	1.1	0.3	0.8	(0.8)	—	—	—	—	—	—
Nextel Call Center	0.4	0.1	0.3	(0.4)	(0.1)	—	—	—	—	—
NCCI	—	—	—	—	—	1.4	—	1.4	(0.7)	0.7
Other	0.1	0.4	(0.3)	(0.4)	(0.7)	0.5	1.1	(0.6)	(0.1)	(0.7)

Subtotal	$6.2	$2.8	$3.4	$(4.3)	$(0.9)	$4.8	$2.6	$2.2	$(3.0)	$(0.8)

Total	$32.4	$12.7	$19.7	$(17.4)	$2.3	$20.2	$8.5	$11.7	$(9.9)	$1.8

(a)	NOI is net operating income.

(b)	Adjustments include interest expense, depreciation and amortization.

      Realty Revenues. Advantis’ realty revenues increased 4% in 2002 over 2001 due to increases in brokerage and property management revenues, which were partially offset by a decrease in construction revenues. Advantis’ cost of realty revenues increased $0.4 million. A decrease in brokerage related expenses was offset by increases in property management and construction related expenses. Advantis’ expenses included commissions paid to brokers, property management expenses, and construction costs. Advantis’ other operating expenses, which are made up of office administration expenses, were $25.6 million and $26.0 million in 2002 and 2001, respectively. Advantis recorded a pre-tax loss of $1.5 million for 2002, compared to a pre-tax loss of $6.5 million for 2001, after excluding profit of $1.3 million in 2002 and $0.9 million in 2001 related to intercompany transactions. The decrease in the net loss primarily resulted from increased revenues and a decrease in depreciation expense. In 2002, the new Advantis management team was in the process of implementing numerous changes and improvements in property management, recruiting and staffing.

      Real Estate Sales. As discussed above, total proceeds from land sales in 2002 were $11.0 million, with a pre-tax gain of $4.3 million, and total proceeds for building sales were $17.2 million, with a pre-tax gain of $3.1 million.

      During 2001, our commercial real estate development and services segment real estate sales consisted of:

•	the sale of the NCCI center, a 310,000-square-foot building developed through the Codina Group, Inc. in Boca Raton, Florida, for $52.5 million, a pre-tax gain of approximately $4.4 million,

•	the sales of two Texas properties for combined proceeds of approximately $12.5 million and a pre-tax gain of $0.6 million,

•	the sale of the 160,000-square-foot facility developed through the Codina Group, Inc. for IBM Corporation at Beacon Square in Boca Raton, Florida, for $33.8 million, a pre-tax gain of approximately $5.7 million, and

•	other land sales primarily representing sales of Texas real estate with proceeds of $33.4 million and pre-tax gains of $2.9 million.

      Depreciation and amortization, primarily made up of depreciation on operating properties, was $10.3 million in 2002 compared to $10.0 million in 2001. Goodwill amortization was $2.3 million in 2001. Pursuant to FAS 142, no amortization of goodwill was recorded in 2002.

      Land Sales. The table below sets forth the results of operations of our land sales segment for the three years ended December 31, 2003.

	Years Ended December 31,

	2003	2002	2001

	(In millions)
Real estate sales	$99.2	$84.1	$76.2

Expenses:
Cost of real estate sales	13.3	9.0	7.8
Cost of other revenues	0.5	0.2	—
Other operating expenses	6.8	6.9	4.8
Depreciation and amortization	0.2	0.2	0.1

Total expenses	20.8	16.3	12.7

Other income	0.1	0.3	0.3

Pretax income from continuing operations	$78.5	$68.1	$63.8

      Land sales activity for 2003, 2002 and 2001, excluding conservation lands, was as follows:

	Number	Number of	Average Price	Gross	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Profit

				(In millions)	(In millions)
2003	166	29,904	$1,874	$56.0	$47.6
2002	176	28,071	$1,820	$51.1	$44.1
2001	128	26,549	$1,947	$51.7	$45.7

      Conservation land sales activity for 2003, 2002 and 2001 was as follows:

	Number	Number of	Average Price	Gross	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Profit

				(In millions)	(In millions)
2003	7	34,999	$1,157	$40.5	$36.7
2002	7	16,512	$1,999	$33.0	$30.5
2001	5	18,070	$1,351	$24.4	$22.7

      RiverCamps was a new product in 2003 and therefore had no sales in 2002 and 2001. RiverCamps generated $2.0 million in revenues in 2003 with $1.8 million in related costs.

      Land sales for 2003 included the sale of the 2003 HGTV Dream Home, located on East Bay in Bay County, Florida. This sale generated revenue of $0.7 million with related costs of $0.7 million.

      We are managing our inventory of land to be sold for long-term value maximization. The vast majority of the holdings marketed by our land sales segment will continue to be managed as timberlands until sold. Additionally, no assurance can be given that conservation land sales will continue at historical levels because of potential declines in government spending on acquisition of conservation lands.

      Forestry. The table below sets forth the results of operations of our forestry segment for the three years ended December 31, 2003.

	Years Ended December 31,

	2003	2002	2001

	(In millions)
Revenues:
Timber sales	$36.6	$40.7	$37.0
Real estate sales	—	0.6	0.3

Total revenues	36.6	41.3	37.3

Expenses:
Cost of timber sales	24.2	28.9	24.3
Cost of real estate sales	—	0.2	0.1
Other operating expenses	2.6	2.6	2.0
Depreciation and amortization	4.1	4.1	3.9

Total expenses	30.9	35.8	30.3

Other income	2.4	2.5	2.1

Pretax income from continuing operations	$8.1	$8.0	$9.1

      On June 20, 2001, we purchased Sunshine State Cypress, a cypress sawmill and mulch processing plant located in Liberty County, Florida, for $5.5 million in cash and the assumption of $5.8 million in debt.

      Revenues for the forestry segment in 2003 decreased 11% compared to 2002. Revenues in 2002 increased 11% compared to 2001. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $11.8 million (677,000 tons) in 2003, $12.2 million (686,000 tons) in 2002, and $14.3 million (709,000 tons) in 2001. Sales to other customers totaled $16.2 million (837,000 tons) in 2003, $18.3 million (782,000 tons) in 2002, and $20.5 million (853,000 tons) in 2001. The 2003 decrease in revenues under the fiber agreement was primarily due to the sales of higher priced wood chips in 2002 with no such sales in 2003. The 2002 decrease was due to decreasing prices under the terms of the fiber agreement and a decrease in volume. The 2003 decrease in revenues from sales to other customers was due to a change in the product mix. The 2002 decrease was due to a decrease in prices and volume resulting from unfavorable market conditions. Revenues from the cypress mill operation, which was acquired in the second quarter of 2001, were $8.5 million in 2003, $10.2 million in 2002, and $2.1 million in 2001. The forestry segment recorded no revenues from land sales in 2003, compared to revenues from land sales of $0.6 million in 2002 with related cost of sales of $0.2 million, and $0.4 million in 2001 with related cost of sales of $0.1 million.

      Cost of timber sales decreased $4.7 million in 2003 and increased $4.6 million in 2002. Cost of sales as a percentage of revenue was 66% in 2003, 71% in 2002, and 66% in 2001. The 2003 decrease in cost of sales was primarily due to changes in the product mix. The 2002 increase in cost of sales was primarily due to a higher cost of sales of the cypress operation. Cost of sales for the cypress mill operation were

$7.4 million, or 87% of revenue, in 2003, $8.8 million, or 86% of revenue, in 2002, and $2.1 million, or 100% of revenue, in 2001. Cost of sales for timber was $16.8 million, or 60% of revenue, in 2003, $20.1 million, or 66% of revenue, in 2002, and $22.2 million, or 64% or revenue, in 2001. Other operating expenses were $2.6 million in 2003 and in 2002 and $2.0 million in 2001.

      Over the short-term, we expect prices for timber to remain steady or improve.

Liquidity and Capital Resources

      We generate cash from:

•	Operations;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuances of equity, primarily from the exercise of employee stock options.

      We use cash for:

•	Operations;

•	Real estate development;

•	Construction and homebuilding;

•	Repurchases of our common stock;

•	Payments of dividends;

•	Repayments of debt; and

•	Investments in joint ventures and acquisitions.

      Management believes that our financial condition is strong and that our cash, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the continued investment in real estate developments. If our liquidity is not adequate to fund operating requirements, capital development, stock repurchases and dividends, we have various alternatives to change our cash flow, including eliminating or reducing our stock repurchase program, eliminating or reducing dividends, altering the timing of our development projects and/or selling existing assets.

Cash Flows from Operating Activities

      Net cash provided by operations in 2003, 2002 and 2001 were $126.4 million, $109.4 million, and $100.8 million, respectively. During such periods, expenditures relating to our community development segment were $342.5 million, $272.5 million, and $229.5 million, respectively. Other expenditures for operating properties in 2003, 2002 and 2001 totaled $43.1 million, $38.9 million and 110.3 million, respectively, and were made up of commercial property development and residential club and resort property development.

      The expenditures for operating activities relating to our community development and commercial development and services segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial space. Approximately one-half of these expenditures are for home construction and generally take place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will similarly slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future.

Cash Flows from Investing Activities

      Net cash used in investing activities in 2003 was $116.5 million and included $93.4 million for the purchase of four commercial buildings and related intangible assets. In 2002, net cash provided by investing activities was $48.9 million and included proceeds from the sale of discontinued operations of $138.7 million and $65.4 million for the purchase of commercial buildings. In 2001, net cash used in investing activities was $123.4 million and included $98.0 million for the purchase of commercial buildings.

      The purchase of commercial buildings, comprising the majority of the cash used in investing activities, generally follow the sale of real estate, principally land sales and commercial sales on a tax deferred basis which requires the reinvestment of proceeds over a required time frame. As a consequence, if sales activity slows, the purchase activity will also slow. We expect this relationship to continue going forward.

Cash Flows from Financing Activities

      In 2003 and 2002, net cash used in financing activities was $25.8 million and $126.0 million, respectively. In 2001, net cash provided by financing activities was $11.9 million.

      We have approximately $76 million of debt maturing in 2004. We expect to spend $125 million to $175 million for the repurchase of shares, the acquisition of surrendered shares and dividend payments in 2004.

      We secured borrowings, collateralized by our commercial property, of $26.0 million during 2002 and $72.2 million during 2001. No such borrowings originated in 2003.

      On February 7, 2002, we issued a series of senior notes with an aggregate principal amount of $175.0 million in a private placement. The notes range in maturity from three to ten years and bear fixed rates of interest ranging from 5.64% to 7.37%, depending upon maturity. Interest on the notes is payable semiannually. The net proceeds of the notes were used to pay down our revolving credit facility. The senior notes include financial performance covenants relating to our leverage position, fixed charge coverage, and a minimum net worth requirement. Management believes that we are currently in compliance with the covenants.

      We have a $250 million revolving credit facility, which matures on March 30, 2005, and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to our leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that we are currently in compliance with the covenants of the credit facility. At December 31, 2003, the outstanding balance was $40.0 million. At December 31, 2002, there was no balance outstanding. During 2003, we borrowed $40.0 million on the credit line, net of repayments. During 2001, we borrowed $90.0 million on the credit line, net of repayments.

      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. At December 31, 2003, CDD bonds totaling $99.5 million had been issued, of which $79.0 million had been expended. At December 31, 2002, CDD bonds totaling $83.5 million had been issued, of which $49.4 million had been expended. At December 31, 2001, CDD bonds totaling $33.5 million had been issued, of which $18.9 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing,” we have recorded $30.0 million and $11.3 million of these obligations as of December 31, 2003 and 2002, respectively.

      Through December 31, 2003, our Board of Directors had authorized, through a series of four specific authorizations ranging from $150 million to $200 million, a total of $650.0 million for the repurchase of our outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which $43.2 million remained available at December 31, 2003. In February 2004, the Board authorized an additional $150.0 million for the Stock Repurchase Program.

      Beginning in December 2000 for an initial 90-day term and for additional 90-day terms from time to time (currently through May 7, 2004), the Alfred I. duPont Testamentary Trust, our largest shareholder, and the Trust’s beneficiary, The Nemours Foundation, have agreed to participate in the Stock Repurchase Program. Pursuant to the most recent agreement, effective February 6, 2004, the Trust and/or the Foundation will sell to us each Monday a number of shares equal to 0.46 times the number of shares we purchased from the public during the previous week, if any, at a price equal to the volume weighted average price, excluding commissions, paid for the shares purchased from the public during that week. However, the Trust and the Foundation are not required to sell shares to us if the volume weighted average price of shares repurchased from the public during that prior week is below $37.00 per share.

      From the inception of the Stock Repurchase Program through December 31, 2003, we had repurchased 16,057,866 shares on the open market and 7,672,980 shares from the Trust and the Foundation. During the year ended December 31, 2003, 1,469,800 shares were repurchased on the open market and 1,085,374 shares were purchased from the Trust and the Foundation. In addition, 812,802 shares were surrendered by company executives in payment of the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the year ended December 31, 2002, 2,583,700 shares were repurchased on the open market, 2,586,206 shares were purchased from the Trust and the Foundation, and executives surrendered 256,729 shares of our stock in payment of the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. Through December 31, 2003, a total of $606.8 million has been expended as part of the Stock Repurchase Program, including $77.3 million in 2003, $150.3 million in 2002, and $174.7 million in 2001.

      The Company’s board of directors authorized a quarterly cash dividend in the amount of $0.12 per share, payable on March 31, 2004, to shareholders of record at the close of business on March 15, 2004.

Off-Balance Sheet Arrangements

      We have entered into partnerships and joint ventures with unrelated third parties to develop or manage real estate projects and services. At December 31, 2003, three of these partnerships had debt outstanding totaling $16.2 million. The maximum amount of the debt we guaranteed is $17.1 million. We are wholly or jointly and severally liable as guarantor on these credit obligations. Certain partners in these partnerships have indemnified us for a portion of the guaranteed debt. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position.

     Contractual Obligations and Commercial Commitments

December 31, 2003

	Payments Due by Period

		Less Than			After
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Debt	$382,176	$76,379	$23,468	$144,421	$137,908
Operating leases	15,614	5,251	7,926	2,403	34

Total contractual cash obligations	$397,790	$81,630	$31,394	$146,824	$137,942

	Amount of Commitment Expiration Per Period

	Total Amounts	Less Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	Thereafter

	(In thousands)
Guarantees	$16,230	$6,730	$—	$—	$9,500
Surety bonds	19,565	18,555	1,010	—	—
Standby letters of credit	21,602	14,132	7,470	—	—

Total commercial commitments	$57,397	$39,417	$8,480	$—	$9,500

      We do not expect to have to fund the Pension Plan in the foreseeable future, unless market conditions deteriorate significantly.

Item 7A.     Market Risk

      Our primary market risk exposure is interest rate risk related to our long-term debt. As of December 31, 2003, $40.0 million was outstanding under our $250 million credit facility, which matures on March 30, 2005. This debt accrues interest at different rates based on timing of the loan and our preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. This loan potentially subjects us to interest rate risk relating to the change in the LIBOR rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. If LIBOR had been 100 basis points higher or lower, the effect on net income with respect to interest expense on the $250 million credit facility would have been a respective decrease or increase in the amount of $0.2 million pre-tax ($0.1 million net of tax).

Quantitative Disclosures

      The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2003. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2003.

Expected Contractual Maturities

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	($ in thousands)
Long-term Debt
Fixed Rate	3,797	20,422	3,045	69,070	69,204	137,908	303,446	323,128
Wtd. Avg. Interest Rate	7.0%	5.8%	6.8%	6.6%	7.3%	7.2%	7.0%
Variable Rate	72,582	1	—	1,151	4,996	—	78,730	78,730
Wtd. Avg. Interest Rate	2.1%	5.9%	—	1.6%	1.5%	—	2.1%

      Management estimates the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2003, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rate and market values.

Item 8.     Financial Statements and Supplementary Data

      The Financial Statements in pages F-2 to F-30 and the Independent Auditors’ Report on page F-1 are filed as part of this Report and incorporated by reference hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

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

      (b) Changes in Internal Controls. During the quarter ended December 31, 2003, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our directors, nominees for director and executive officers and our code of conduct is described in our proxy statement relating to our 2004 annual meeting of shareholders to be held on May 18, 2004. This information is incorporated by reference.

Item 11.	Executive Compensation

      Information concerning compensation of our executive officers for the year ended December 31, 2003, is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

•	Information concerning the security ownership of certain beneficial owners and of management is set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement and is incorporated by reference.

•	Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement and is incorporated by reference.

Equity Compensation Plan Information

      Our shareholders have approved all our equity compensation plans. These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders.

      The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2003:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	4,207,351	$21.95	1,440,887
Equity compensation plans not approved by security holders	0	0	0

Total	4,207,351	$21.95	1,440,887

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions during 2003 is set forth under the caption “Certain Transactions” in our proxy statement. This information is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      Information concerning our independent auditors is presented under the caption “Audit Committee Information” in our proxy statement and is incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)(1) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule and Independent Auditors’ Report are filed as part of this Report.

      (2) Financial Statement Schedule

The financial statement schedule and Independent Auditors’ Report listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this Report.

      (3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

      (b) Reports on Form 8-K

(1) We filed Reports on Form 8-K on October 21, 2003 and November 4, 2003 furnishing copies of press releases relating to our financial results for the period ended September 30, 2003.

(2) We filed a Report on Form 8-K on October 22, 2003, as amended on November 4, 2003, furnishing supplemental information for the period ended September 30, 2003.

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission on the schedule or because the information required is included in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation dated May 12, 1998 (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File 333-89146)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.01 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-10466)).
4.1	Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).
4.2	Amendment No. 1 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.3	Amendment No. 2 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.4	Amendment No. 3 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated September 5, 2003 (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form S-3 (File No. 333-108292)).
4.5	Amendment No. 4 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated December 30, 2003 (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-3 (File No. 333-111658)).
10.1	Second Amended and Restated Credit Agreement dated as of February 7, 2002, among the registrant, First Union National Bank, as agent, and the lenders party thereto.
10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of May 7, 2003, among the registrant, Wachovia Bank, National Association (formerly known as First Union National Bank), as agent, and the lenders party thereto (incorporated by reference to Exhibit 99.02 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-10466)).
10.3	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 10, 2003 among the registrant, Wachovia Bank, National Association (formerly known as First Union National Bank), as agent, and the lenders party thereto.
10.4	Employment Agreement between the registrant and Peter S. Rummell dated August 19, 2003 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-10466)).
10.5	Employment Agreement between the registrant and Kevin M. Twomey dated August 19, 2003 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-10466)).
10.6	Agreement between the registrant and the Alfred I. duPont Testamentary Trust dated November 6, 2003 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 1-10466)).
10.7	Severance Agreement between Christine M. Marx and the registrant dated as of March 24, 2003 (incorporated by reference to Exhibit 99.04 to the registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 1-10466)).
10.8	Employment Agreement of Robert M. Rhodes, dated November 3, 1997 (incorporated by reference to Exhibit 10.03 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
10.9	Form of Severance Agreement for Messrs. Regan and Ray (incorporated by reference to Exhibit 10.07 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
10.10	Long-term Incentive Compensation Agreement of Robert M. Rhodes, dated as of August 21, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-10466)).

Exhibit
Number	Description

10.11	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.12	Deferred Capital Accumulation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.13	1999 Employee Stock Purchase Plan, dated November 30, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.14	Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.15	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.15 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.16	Employment Agreement of Jerry M. Ray, dated October 22, 1997 (incorporated by reference to Exhibit 10.16 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.17	Employment Agreement of Michael N. Regan, dated November 3, 1997 (incorporated by reference to Exhibit 10.17 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.18	Amended and Restated Severance Agreement of Robert M. Rhodes, dated August 21, 2001 (incorporated by reference to Exhibit 10.19 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.19	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.20	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.21	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.22	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.23	Form of Stock Option Agreement.
10.24	Form of Restricted Stock Agreement-Bonus Award.
10.25	Note Purchase Agreement dated as of February 7, 2002, among the registrant and the purchasers party thereto ($175 million Senior Secured Notes).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent auditors for the registrant.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

THE ST. JOE COMPANY

By:	/s/ KEVIN M. TWOMEY

Kevin M. Twomey
President, Chief Operating Officer
and Chief Financial Officer
(Principal Financial Officer)

Dated: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated.

Signature	Title	Date

/s/ PETER S. RUMMELL Peter S. Rummell	Chairman of the Board Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ KEVIN M. TWOMEY Kevin M. Twomey	President, Chief Operating Officer Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ MICHAEL N. REGAN Michael N. Regan	Senior Vice President — Finance and Planning (Principal Accounting Officer)	March 12, 2004

/s/ MICHAEL L. AINSLIE Michael L. Ainslie	Director	March 12, 2004

/s/ HUGH M. DURDEN Hugh M. Durden	Director	March 12, 2004

/s/ DELORES KESLER Delores Kesler	Director	March 12, 2004

/s/ JOHN S. LORD John S. Lord	Director	March 12, 2004

/s/ WALTER L. REVELL Walter L. Revell	Director	March 12, 2004

Frank S. Shaw, Jr.	Director

Signature	Title	Date

/s/ WINFRED L. THORNTON Winfred L. Thornton	Director	March 12, 2004

/s/ JOHN D. UIBLE John D. Uible	Director	March 12, 2004

/s/ WILLIAM H. WALTON, III William H. Walton, III	Director	March 12, 2004

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

THE ST. JOE COMPANY

Annual Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

The St. Joe Company:

      We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 2 to the financial statements, The St. Joe Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002.

KPMG LLP

Jacksonville, Florida

March 11, 2004

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
Investment in real estate	$886,076	$806,701
Cash and cash equivalents	57,403	73,273
Accounts receivable, net	75,692	48,583
Prepaid pension asset	91,768	90,990
Property, plant and equipment, net	36,272	42,907
Goodwill, net	48,721	53,074
Intangible assets, net	37,795	2,164
Other assets	42,003	52,195

	$1,275,730	$1,169,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$382,176	$320,915
Accounts payable	60,343	46,409
Accrued liabilities	105,524	104,806
Deferred income taxes	232,184	212,017

Total liabilities	780,227	684,147
Minority interest in consolidated subsidiaries	8,188	5,647

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 100,824,269 and 97,430,600 issued at December 31, 2003 and 2002, respectively	199,787	122,709
Retained earnings	944,000	892,622
Restricted stock deferred compensation	(18,807)	(512)
Treasury stock at cost, 24,794,178 and 21,426,202 shares held at December 31, 2003 and 2002, respectively	(637,665)	(534,726)

Total stockholders’ equity	487,315	480,093

	$1,275,730	$1,169,887

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands except
	per share amounts)
Revenues:
Real estate sales	$592,211	$484,026	$443,985
Realty revenues	62,525	58,534	55,964
Timber sales	36,552	40,727	36,985
Rental revenues	40,812	33,163	20,854
Other revenues	28,530	18,962	9,220

Total revenues	760,630	635,412	567,008

Expenses:
Cost of real estate sales	353,225	290,816	298,712
Cost of realty revenues	36,218	33,171	32,801
Cost of timber sales	24,212	28,853	24,312
Cost of rental revenues	17,728	14,522	9,742
Cost of other revenues	27,235	23,060	9,446
Other operating expenses	91,691	84,206	74,480
Corporate expense, net	34,467	27,528	18,793
Depreciation and amortization	31,504	22,780	21,326
Impairment losses	14,359	—	500

Total expenses	630,639	524,936	490,112

Operating profit	129,991	110,476	76,896

Other income (expense):
Investment income, net	884	2,932	5,122
Interest expense	(12,515)	(16,978)	(17,335)
Gain on settlement of forward sale contracts	—	132,915	—
Other, net	2,902	1,779	6,367

Total other income (expense)	(8,729)	120,648	(5,846)

Income from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes, and minority interest	121,262	231,124	71,050
Equity in (loss) income of unconsolidated affiliates	(2,168)	10,940	24,126
Income tax expense (benefit):
Current	6,388	(180)	(6,118)
Deferred	36,238	89,741	41,559

Total income tax expense	42,626	89,561	35,441

Income from continuing operations before minority interest	76,468	152,503	59,735
Minority interest	553	1,366	524

Income from continuing operations	75,915	151,137	59,211

Discontinued operations:
Income from discontinued operations (net of income taxes of $1,469 and $6,904)	—	2,339	10,994
Gain on sales of discontinued operations (net of income taxes of $13,110)	—	20,887	—

Total discontinued operations	—	23,226	10,994

Net income	$75,915	$174,363	$70,205

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands except
	per share amounts)
EARNINGS PER SHARE
Basic
Income from continuing operations	$1.00	$1.93	$0.73
Income from discontinued operations	—	0.03	0.14
Gain on sale of discontinued operations	—	0.26	—

Net income	$1.00	$2.22	$0.87

Diluted
Income from continuing operations	$0.98	$1.85	$0.70
Income from discontinued operations	—	0.03	0.13
Gain on sale of discontinued operations	—	0.26	—

Net income	$0.98	$2.14	$0.83

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated Other	Restricted Stock
			Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Earnings	Income	Compensation	Stock	Total

	(Dollars in thousands, except per share amounts)
Balance at December 31, 2000	83,926,292	$31,181	$661,500	$78,129	$(2,257)	$(199,469)	$569,084

Comprehensive income:
Net income	—	—	70,205	—	—	—	70,205
Transition adjustment for derivative instruments, net of tax of $5,389	—	—	—	10,008	—	—	10,008

Total comprehensive income	—	—	—	—	—	—	80,213

Dividends ($.08 per share)	—	—	(6,873)	—	—	—	(6,873)
Issuances of common stock	2,713,166	40,161	—	—	—	—	40,161
Tax benefit on exercises of stock options	—	11,812	—	—	—	—	11,812
Amortization of restricted stock deferred compensation	—	—	—	—	1,306	—	1,306
Purchases of treasury shares	(7,129,850)	—	—	—	—	(177,630)	(177,630)

Balance at December 31, 2001	79,509,608	$83,154	$724,832	$88,137	$(951)	$(377,099)	$518,073

Comprehensive income:
Net income	—	—	174,363	—	—	—	174,363
Reversal of unrealized gain on settlement of forward sale contracts	—	—	—	(88,137)	—	—	(88,137)

Total comprehensive income	—	—	—	—	—	—	86,226

Dividends ($.08 per share)	—	—	(6,573)	—	—	—	(6,573)
Issuances of common stock	1,877,443	30,877	—	—	—	—	30,877
Tax benefit on exercises of stock options	—	8,678	—	—	—	—	8,678
Amortization of restricted stock deferred compensation	—	—	—	—	439	—	439
Purchases of treasury shares	(5,382,653)	—	—	—	—	(157,627)	(157,627)

Balance at December 31, 2002	76,004,398	$122,709	$892,622	$—	$(512)	$(534,726)	$480,093

Comprehensive income:
Net income	—	—	75,915	—	—	—	75,915

Total comprehensive income	—	—	—	—	—	—	75,915

Issuances of restricted stock	609,251	20,995	—	—	(20,995)	—	—
Dividends ($.32 per share)	—	—	(24,537)	—	—	—	(24,537)
Issuances of common stock	2,784,418	40,398	—	—	—	—	40,398
Tax benefit on exercises of stock options	—	15,685	—	—	—	—	15,685
Amortization of restricted stock deferred compensation	—	—	—	—	2,700	—	2,700
Purchases of treasury shares	(3,367,976)	—	—	—	—	(102,939)	(102,939)

Balance at December 31, 2003	76,030,091	$199,787	$944,000	$—	$(18,807)	$(637,665)	$487,315

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$75,915	$174,363	$70,205
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on settlement of forward sale contracts	—	(132,915)	—
Depreciation and amortization	31,504	23,845	29,619
Imputed interest on long-term debt	—	4,292	9,524
Minority interest in income	553	1,366	524
Equity in loss (income) of unconsolidated joint ventures	2,168	(10,940)	(24,126)
Distributions from unconsolidated community residential joint ventures	16,979	41,363	22,473
Origination of mortgage loans, net of proceeds from sales	—	(3,641)	(32,720)
Proceeds from mortgage warehouse line of credit, net of repayments	—	(13,951)	32,066
Gains on sale of discontinued operations	—	(20,887)	—
Deferred income tax expense	36,238	93,449	42,799
Tax benefit on exercise of stock options	15,685	8,678	11,812
Impairment losses	14,359	—	500
Cost of operating properties sold	354,636	283,170	290,318
Expenditures for operating properties	(385,639)	(311,364)	(339,842)
Loss (gain) on valuation of derivatives	—	894	(3,966)
Changes in operating assets and liabilities:
Accounts receivable	(27,109)	(20,835)	17,990
Other assets and deferred charges	(5,334)	(3,499)	(38,281)
Accounts payable and accrued liabilities	10,650	(3,961)	16,994
Income taxes payable	(14,190)	—	(5,057)

Net cash provided by operating activities	$126,415	$109,427	$100,832

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,909)	(16,722)	(15,068)
Purchases of investments in real estate	(93,379)	(65,399)	(97,984)
Purchases of short-term investments, net of maturities and redemptions	511	2,297	6,530
Investments in joint ventures and purchase business acquisitions, net of cash received	(23,231)	(11,710)	(16,880)
Proceeds from dispositions of assets	6,540	—	—
Proceeds from sale of discontinued operations	—	138,743	—
Proceeds from settlement of forward purchase contracts	—	1,735	—

Net cash (used in) provided by investing activities	$(116,468)	$48,944	$(123,402)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	40,000	(210,764)	83,470
Proceeds from other long-term debt	34,022	233,689	77,230
Repayments of other long-term debt	(12,761)	(15,640)	(4,453)
Proceeds from exercises of stock options and stock purchase plan	40,398	30,877	40,161
Dividends paid to stockholders	(24,537)	(6,573)	(6,873)
Treasury stock purchases	(102,939)	(157,627)	(177,630)

Net cash (used in) provided by financing activities	$(25,817)	$(126,038)	$11,905

Net increase (decrease) in cash and cash equivalents	(15,870)	32,333	(10,665)
Cash and cash equivalents at beginning of year	73,273	40,940	51,605

Cash and cash equivalents at end of year	$57,403	$73,273	$40,940

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

1.     Nature of Operations

      The St. Joe Company (the “Company”) is a real estate operating company primarily engaged in community residential, resort, and commercial development, along with commercial real estate services and land sales. The Company also has significant interests in timber. While the Company’s real estate operations are in several states throughout the southeast, the majority of the real estate operations, as well as the timber operations, are within the state of Florida. Consequently, the Company’s performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

      On April 17, 2002, the Company completed the sale of Arvida Realty Services (“ARS”), its residential real estate services segment. Accordingly, the consolidated financial statements and notes thereto reflect ARS as a discontinued operation.

Real Estate

      The Company currently conducts its real estate operations in four principal segments: community development, commercial real estate development and services, land sales, and forestry.

      The Company’s community development division develops large-scale, mixed-use communities primarily on land the Company has owned for a long period of time. The Company owns large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and in west Florida near Tallahassee, the state capital. The Company also has a 26% limited partner interest in Arvida/JMB Partners, L.P., a limited partnership whose development operations were substantially completed in 2002. There was no material contribution to income in 2003 from Arvida/JMB. The Company conducts its residential homebuilding in North Carolina and South Carolina through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.

      The Company’s commercial real estate development and services segment sells developed and undeveloped land and in-service buildings. The commercial real estate development and services segment also generates rental revenue through its portfolio of buildings purchased with tax-deferred proceeds and buildings developed by the Company. In addition, this segment owns and develops commercial properties through several wholly owned subsidiaries and partnership ventures. Through the Company’s wholly owned subsidiary, Advantis Real Estate Services Inc. (“Advantis”), the Company provides commercial real estate services including brokerage, property management and construction management. The Company is also a partner in several joint ventures that own, develop and manage commercial property in Florida and Georgia.

      The land sales segment markets parcels of land, typically between one and 5,000 acres, from a portion of the Company’s long-held timberlands primarily in Northwest Florida.

Forestry

      The forestry segment focuses on the management and harvesting of the Company’s extensive timberland holdings as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company is the largest private owner of timberlands in Florida. The principal products of the Company’s forestry operations are pine pulpwood and timber products. In addition, the Company owns and operates a cypress sawmill and mulch plant which converts cypress logs into wood products and mulch.

      A significant portion of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with Jefferson Smurfit, also known as the Smurfit-Stone Container Corporation. The

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12-year agreement, which ends on June 30, 2012, requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. At December 31, 2003, approximately 284,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

      The Company also plans to continue to sell some of its timber resources through St. Joe Land.

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

Revenue Recognition

      Revenues consist primarily of real estate sales, realty revenues (consisting of property and asset management fees, construction management fees, and lease and sales commissions), timber sales, rental revenues, and other revenues (primarily consisting of revenues from club operations).

      Revenues from real estate sales, including sales of residential homes and home sites, land, and commercial buildings, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenue for multi-family residences under construction is recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Revenue for multi-family residences is recognized at closing using the full accrual method of accounting if the criteria for using the percentage of completion method are not met before construction is substantially completed.

      Realty revenues from lease and sales commissions are earned when the underlying transactions are closed.

      Real estate service and development fees are recognized in the period in which the services are performed. Rental revenues are recognized as earned, using the straight-line method over the life of the lease. Tenant reimbursements are included in rental revenues.

      Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.

      Other revenues consist of resort and club operations and management and development fees. Such fees are recorded as the services are provided.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition date of 90 days or less.

Investment in Real Estate

      Investment in real estate is carried at cost, net of depreciation and timber depletion. Depreciation is computed on straight-line and accelerated methods over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method. An adjustment to depletion is recorded, if necessary, based on the continuous forest inventory analysis prepared every 5 years.

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

      Through December 31, 2001, goodwill associated with the Company’s business combinations was amortized on a straight-line basis over periods ranging from 10 years to 30 years.

      As a result of FAS 142, the Company ceased amortizing goodwill as of January 1, 2002. In lieu of amortization, FAS 142 requires the Company to perform annual impairment reviews beginning in 2002. The Company has performed all necessary impairment reviews. In 2003, an impairment of Advantis’ goodwill was recorded in the amount of $14.1 million pre-tax, or $8.8 million net of tax. (see note 10)

      The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the respective as-if vacant property values. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases.

      Above- and below-market rate lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the acquired leases and (ii) management’s estimate of fair market lease rates for corresponding leases, measured over a period equal to the non-cancelable term of the acquired lease (except in the case of below-market leases for which all renewal options are considered). Above-market and below-market lease values are amortized to rental income over the remaining terms of the respective leases.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In-place lease value consists of a variety of components including, but not necessarily limited to, (i) the value associated with avoiding costs of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commission, legal, and other related costs); (ii) the value associated with lost revenue from existing leases during the re-leasing period; (iii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the re-leasing period (i.e. real estate taxes, insurance, and other operating expenses); and (iv) the value associated with avoided incremental tenant improvement costs or other inducements to secure a tenant lease.

      Further, the value of the customer relationship acquired is considered by management. In-place lease values and customer relationship values are recognized as amortization expense over the remaining estimated occupancy period of the respective tenants.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in FAS 123 has been applied. Under APB 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), which requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

      The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options available for grant under the Company’s four plans were 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. The options are exercisable in equal installments on the first anniversaries of the date of grant and expire generally 10 years after date of grant.

      Effective August 19, 2003, the Company granted 303,951 restricted shares of the Company’s common stock to Mr. Rummell, Chairman and CEO of the Company, and 243,161 restricted shares to Mr. Twomey, President, CFO and COO. During 2003, the Company also granted certain members of the executive management team a total of 97,700 restricted shares of the Company’s common stock. During 1997, the Company granted Mr. Rummell 201,861 restricted shares of the Company’s common stock and in 1999, the Company granted Mr. Twomey 100,000 restricted shares. On October 9, 2000 the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). On October 10, 2000, the restricted stock grants were amended to adjust the number of unvested shares for the change in value related to the FLA distribution. On that date, Peter Rummell had 80,748 unvested restricted shares and Kevin Twomey had 100,000 unvested restricted shares, which, pursuant to the amendments, were adjusted to 117,644 and 145,694 unvested restricted shares, respectively. All restricted shares vest over three-year and five-year periods, beginning on the date of each grant. The Company

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carried deferred compensation of $18.8 million and $0.5 million for the unamortized portions of restricted shares granted as of December 31, 2003 and December 31, 2002, respectively. Compensation expense related to these grants totaled $2.7 million in 2003. Deferred compensation is being amortized on a straight-line basis over three-to five-year vesting periods, which are deemed to be the period for which services are performed.

      Stock option activity during the period indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2000	9,947,996	$15.65
Granted	709,139	26.35
Forfeited	(233,648)	16.78
Exercised	(2,596,066)	15.44

Balance at December 31, 2001	7,827,421	16.65
Granted	775,000	29.24
Forfeited	(284,628)	18.33
Exercised	(1,833,463)	16.47

Balance at December 31, 2002	6,484,330	18.11
Granted	573,200	32.20
Forfeited	(170,651)	19.67
Exercised	(2,679,528)	15.16

Balance at December 31, 2003	4,207,351	$21.95

      All options were granted at the Company’s then current market price.

      The per share weighted-average fair value of stock options granted/converted during 2003, 2002, and 2001, respectively, was $8.97, $12.60, and $12.70 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 2003 — 1.31% expected dividend yield, risk-free interest rate of 3.87%, weighted average expected volatility of 23.1% and an expected life of 7 years; 2002 — 0.3% expected dividend yield, risk-free interest rate of 4.26%, weighted average expected volatility of 24.01% and an expected life of 7.5 years; 2001 — 0.3% expected dividend yield, risk-free interest rate of 5.64%, weighted average expected volatility of 24.64% and an expected life of 7.5 years.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under FAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2003	2002	2001

Net income as reported	$75,915	$174,363	$70,205
Add: stock-based employee compensation expense included in reported net income, net of taxes	1,724	270	804
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(7,407)	(5,304)	(11,000)

Net income — pro forma	$70,232	$169,329	$60,009

Per share — Basic:
Earnings per share as reported	$1.00	$2.22	$0.87
Earnings per share — pro forma	$0.93	$2.16	$0.74
Per share — Diluted:
Earnings per share as reported	$0.98	$2.14	$0.83
Earnings per share — pro forma	$0.92	$2.10	$0.71

      The following table presents information regarding all options outstanding at December 31, 2003:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

1,913,335	4.0 years	$13.14-$19.38	$14.58
1,722,816	7.5 years	$19.94-$29.11	$26.59
571,200	9.4 years	$30.00-$34.77	$32.61

4,207,351	6.2 years	$13.14-$34.77	$21.95

      The following table presents information regarding options exercisable at December 31, 2003:

	Range of	Weighted Average
Number of Options Exercisable	Exercise Prices	Exercise Price

1,483,902	$13.14-$19.38	$14.07
632,238	$19.94-$29.11	$25.09
10,938	$30.00-$33.26	$33.26

2,127,078	$13.14-$33.26	$17.45

Earnings Per Share

      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes weighted average options have been exercised to purchase 1,968,440, 2,903,902, and 3,329,331 shares of common stock in 2003, 2002, and 2001, respectively, net of assumed repurchases using the treasury stock method.

      In August 2002, the Company’s Board of Directors authorized $150.0 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which $43.2 million remained unexpended at December 31, 2003. From August 1998 through August 2002, the Board authorized a total of $650.0 million for the Stock Repurchase Program, of which a total of approximately $606.8 million had been expended through December 31, 2003. Beginning

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in December 2000 for an initial 90-day term and for additional 90-day terms from time to time (currently through May 7, 2004), the Alfred I. DuPont Testamentary Trust (the “Trust”), the principal shareholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), have agreed to participate in the Stock Repurchase Program. Pursuant to the most recent agreement, effective February 10, 2004, the Trust and/or the Foundation will sell to the Company each Monday a number of shares equal to 0.46 times the number of shares the Company purchased from the public during the previous week, if any, at a price equal to the volume weighted average price, excluding commissions, paid by the Company for shares purchased from the public during that week. However, the Trust and the Foundation are not required to sell shares to the Company if the volume weighted average price of shares repurchased from the public during that prior week is below $37.00 per share.

      As of December 31, 2003, the Company had repurchased 16,057,866 shares on the open market and 7,672,980 shares from the Trust and the Foundation since inception of the Stock Repurchase Program. During the year ended December 31, 2003, 1,469,800 shares were repurchased on the open market and 1,085,374 shares were purchased from the Trust and the Foundation. Also during the year ended December 31, 2003, 812,802 shares were surrendered to the Company by executives as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the year ended December 31, 2002, 2,583,700 shares were repurchased on the open market, 2,586,206 shares were purchased from the Trust and the Foundation, and executives surrendered 256,729 shares of Company stock as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock.

      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased, for each of the years presented are as follows:

	2003	2002	2001

Basic	75,857,350	78,436,713	80,959,416
Diluted	77,825,790	81,340,615	84,288,746

Comprehensive Income

      For the year ended December 31, 2003, the Company’s comprehensive income is equal to net income because there was no other comprehensive income. For the years ended December 31, 2002 and 2001, the Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available for sale and derivative instruments. The Company has elected to disclose comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity.

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

Marketable Securities and Forward Sale Contracts

      Prior to October 15, 2002, the Company owned a portfolio of marketable equity securities and related derivative instruments which, together, were classified as available-for-sale securities. Unrealized gains and

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses, net of related income tax effects, were excluded from earnings and reported as a separate component of stockholders’ equity until realized.

      The forward sale contracts held by the Company were designated as hedges of the fair value of the Company’s marketable securities. Until the final settlement of the Company’s forward sale contracts on October 15, 2002 (see note 7), changes in the intrinsic value of the related derivatives were recorded through the statements of income and offset by changes in the fair value of the hedged marketable securities. Changes in the time value component of the change in fair value were recorded through the statement of income as these amounts were excluded from the Company’s assessment of hedge effectiveness.

Long-Lived Assets

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 provides guidance on the accounting for long-lived assets to be disposed of. FAS 144 also broadens the scope of discontinued operations.

      The Company’s properties have operations and cash flows that can be clearly distinguished from the rest of the Company. In accordance with FAS 144, beginning in 2002, the operations and gains on sales reported in discontinued operations include operating properties sold during the year for which operations and cash flows can be clearly distinguished. The operations from these properties have been eliminated from ongoing operations and the Company will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties for which the Company has some continuing involvement are reported as income from continuing operations.

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset.

      During 2003 and 2001, the Company recorded impairment losses on commercial properties of a $0.3 million and $0.5 million, respectively.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Supplemental Cash Flow Information

      The Company paid $21.3 million, $17.1 million, and $14.4 million for interest in 2003, 2002, and 2001, respectively. The Company received income tax refunds, net of payments, of $7.4 million in 2003 and paid income taxes, net of refunds received, of $2.0 million and $2.5 million in 2002 and 2001, respectively. The Company capitalized interest expense of $8.9 million, $8.1 million, and $7.0 million in 2003, 2002, and 2001, respectively.

      The Company’s non-cash activities in 2003 and 2002 included the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options, the tax benefit on exercises of stock options, and the settlement in 2002 of forward sale contracts (see note 7). During the years ended December 31, 2003 and 2002, executives surrendered Company stock worth $17.0 million and

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.1 million, respectively, as payment for the strike price of stock options. During the year ended December 31, 2002, the Company settled forward sale contracts that provided for the sale of a portfolio of marketable securities held by the Company to a third party. In addition to cash received, the Company transferred equity securities with a fair value of $96.6 million to a financial institution and settled the forward sale contracts with a fair market value of $43.3 million to satisfy the debt associated with the forward sale of the equity securities of $135.6 million. (see note 7.)

      Cash flows related to community development and related amenities, sales of undeveloped and developed land sales by the land sales segment, the Company’s timberlands, and land and buildings developed by the Company and used for commercial rental purposes are included in operating activities on the statement of cash flows. Cash flows related to the purchase of the Company’s commercial buildings purchased with tax-deferred proceeds are included in investment activities on the statement of cash flows. Cash flows for the years ended December 31, 2002 and 2001 have been reclassified to be consistent with this presentation.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt, including the current portion, was $401.9 million and $335.9 million at December 31, 2003 and 2002, respectively. Management estimates the fair value of long-term debt based on current rates available to the Company for loans of the same remaining maturities.

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

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the year ended December 31, 2003. The Company’s two consolidated entities with specified termination dates are Artisan Park, L.L.C. (“Artisan Park”) and Westchase Development Venture, L.C. (“Westchase”). At December 31, 2003, the carrying amounts of the minority interests in Artisan Park and Westchase were $4.0 million and $0.5 million, respectively. The carrying amounts of minority interests in Artisan Park and Westchase approximate their fair value. The Company has no other material financial instruments that are affected currently by FAS 150.

      In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company has analyzed the applicability of this interpretation to its structures created before February 1, 2003 and does not believe its adoption will have a material effect on the results of operations.

3.     Business Combinations

      On July 2, 2003, the Company purchased the 26% interest in St. Joe/ Arvida Company, L.P. (“St. Joe/ Arvida”) that it did not previously own for $20.0 million in cash, including the resolution of a dispute regarding the use of the Arvida name by the Company and its affiliates (see note 4). As a result of this purchase, St. Joe/ Arvida became a wholly owned subsidiary of the Company. In connection with this purchase, the Company recorded $9.1 million in additional goodwill and $7.0 million in intangible assets representing the fair value of the acquired contractual rights relative to St. Joe/ Arvida.

      During 2003, the Company purchased Crescent Ridge, a commercial building in Charlotte, North Carolina, for $22.5 million. Of the total purchase price, $17.1 million was allocated to investment in real estate and $5.4 million was allocated to lease-related intangible assets. Also during 2003, the Company purchased Windward Plaza, three commercial buildings in Atlanta, Georgia, for $63.5 million. Of the total purchase price, $47.4 million was allocated to investment in real estate and $16.1 million was allocated to lease-related intangible assets.

      During 2001, the Company purchased the remaining interest in a previously 50%-owned homebuilding subsidiary, McNeill Burbank, for $1.1 million. During 2003, the Company accrued additional contingent consideration of $0.3 million related to the McNeill Burbank acquisition which will be paid in 2004.

      These acquisitions were accounted for as purchases and as such, the results of their operations are included in the consolidated financial statements from the date of acquisition. None of the acquisitions were significant to the financial condition and operations of the Company in the year in which they were acquired or the year preceding the acquisition.

4.     Discontinued Operations

      As a result of rapid consolidation in the real estate services business, the Company had the opportunity to sell ARS, its wholly-owned residential real estate services subsidiary, at an attractive value. On April 17, 2002, the Company completed the sale of ARS for a gain of $33.7 million, or $20.7 million net of tax. In connection with the sale, a liability was recorded related to a dispute with an outside party over the use of the Arvida name. Subsequently, the dispute was resolved and the liability was reversed (see note 3). The Company has reported its residential real estate services operations as discontinued operations for the years ended December 31, 2002 and 2001. Revenues from ARS were $76.2 million and $277.3 million for 2002 and 2001, respectively. Net income for ARS was $2.3 million and $11.0 million for 2002 and 2001, respectively.

      Also included in discontinued operations is the sale in 2002 of two commercial office buildings which generated a gain $0.3 million, or $0.2 million net of tax. Revenues from the buildings were less than $0.1 million in 2002 and $0.2 million in 2001. Net operating income from the buildings was less than $0.1 million in 2002 and in 2001.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investment in Real Estate

      Real estate by segment as of December 31 consists of (in thousands):

	2003	2002

Operating property:
Community development	$74,547	$61,801
Land sales	959	117
Commercial real estate	94,904	81,444
Forestry	80,617	89,074
Other	2,225	815

Total operating property	253,252	233,251

Development property:
Community development	262,893	240,725
Land sales	5,591	4,298

Total development property	268,484	245,023

Investment property:
Land sales	167	165
Commercial real estate	350,456	282,599
Forestry	981	1,155
Other	4,802	2,386

Total investment property	356,406	286,305

Investment in unconsolidated affiliates:
Community development	22,625	37,873
Commercial real estate	15,745	21,472

Total investment in unconsolidated affiliates	38,370	59,345

	916,512	823,924
Less: Accumulated depreciation	30,436	17,223

	$886,076	$806,701

      Included in operating property are Company-owned amenities related to community developments, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of community residential land and inventory currently under development to be sold. Investment property includes the Company’s commercial buildings purchased with tax-deferred proceeds and land held for future use.

      Real estate properties having a net book value of approximately $336.5 million at December 31, 2003 are leased under non-cancelable operating leases with expected aggregate rentals of approximately $191.5 million, of which $45.0 million, $37.0 million, $32.7 million, $26.9 million, and $20.8 million is due in the years 2004 through 2008, respectively, and $29.1 million thereafter.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investment in Unconsolidated Affiliates

      Investments in unconsolidated affiliates are included in real estate investments and as of December 31, consist of (in thousands):

	Ownership	2003	2002

Arvida/JMB Partners, L.P.	26%	$11,791	$25,868
Codina Group, Inc.	50%	10,880	11,228
355 Alhambra Plaza, Ltd.(a)	—	—	5,639
Paseos, L.L.C.	50%	6,557	7,313
Rivercrest, L.L.C.	50%	4,246	4,693
Deerfield Commons I, L.L.C.	50%	2,473	2,437
Deerfield Park, L.L.C.	38%	2,423	2,140
Other	various	—	27

		$38,370	$59,345

(a)	In 2003, the Company sold its 45% interest in 355 Alhambra Plaza, Ltd. for cash proceeds of $6.3 million, recognizing a pre-tax gain on the sale of $1.0 million. The results for 355 Alhambra, Ltd. are not included in discontinued operations due to the Company’s continuing involvement as the property manager.

      The Company is wholly or jointly and severally liable as guarantor on three credit obligations entered into by partnerships in which the Company has equity interests. At December 31, 2003, the maximum amount of the debt available to these partnerships that is guaranteed by the Company totaled $17.1 million; the amount outstanding at December 31, 2003 totaled $16.2 million. Certain partners in these partnerships have indemnified the Company for a portion of the guaranteed debt. Management believes these guarantees have no significant fair value due to availability of the underlying collateral and the solvency of the partners.

      Summarized financial information for the unconsolidated investments on a combined basis is as follows (in thousands):

	2003	2002

BALANCE SHEETS:
Investment property, net	$91,203	$114,786
Other assets	109,584	180,125

Total assets	200,787	294,911

Notes payable and other debt	55,357	86,947
Other liabilities	57,479	55,052
Equity	87,951	152,912

Total liabilities and equity	$200,787	$294,911

	2003	2002	2001

STATEMENTS OF INCOME:
Total revenues	$116,978	$310,651	$501,681
Total expenses	114,821	277,079	401,882

Net income	$2,157	$33,572	$99,799

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Marketable Securities and Forward Sale Contracts

      In October 1999, the Company entered into a forward sale transaction with a major financial institution that, in effect, provided for the monetization of its long-held portfolio of equity investments which, at December 31, 1998, had a cost of approximately $1.7 million and a fair value of approximately $144.0 million. Under the forward sale agreement, the Company received approximately $111.1 million in cash and was required to settle the forward transaction by delivering either the securities or the equivalent value of the securities in cash to the financial institution by October 15, 2002. The agreement permitted the Company to retain an amount of the securities that represented appreciation up to 20% of their value on October 15, 1999, should the value of the securities increase. The securities were recorded at fair value on the balance sheet and the related unrealized gain, net of tax, was recorded in accumulated other comprehensive income. The Company recorded, at the time of entering into the forward sale contracts, a liability in long-term debt of approximately $111.1 million, subject to increase as interest expense was imputed at an annual rate of 7.9%. The liability was also subject to increase by the amount, if any, that the fair value of the securities increased beyond the 20% that the Company retained.

      On February 26, 2002 and October 15, 2002, in two separate transactions, the Company settled its forward sale contracts by delivering equity securities to the financial institution for an aggregate pre-tax gain of $132.9 million. The liability related to the contracts settled in February was $97.0 million at the time of settlement and the resulting gain recognized in the first quarter of 2002 was $94.7 million pre-tax. The liability related to the contracts settled in October was $38.6 million at the time of settlement and the resulting gain recognized in the fourth quarter of 2002 was approximately $38.2 million pre-tax.

      During 2002 and 2001, the change in intrinsic value of the forward sale contracts was recorded through the statement of income, offset by the change in fair value of the underlying securities. The net impact to the statement of income for the years ended December 31, 2002 and 2001 was a loss of $(0.9) million and a gain of $4.0 million, respectively, which was included in other income and represents the time value component of the change in fair value of the forward sale contracts which the Company excluded from its assessment of hedge effectiveness.

8.     Property, Plant and Equipment

      Property, plant and equipment, at cost, as of December 31 consists of (in thousands):

			Estimated
	2003	2002	Useful Life

			(in years)
Transportation property and equipment	$34,074	$34,087	12-30
Machinery and equipment	32,117	32,755	12-30
Office equipment	15,060	12,995	10
Leasehold improvements	1,348	1,089	Lease term
Autos, trucks, and airplane	4,976	4,424	3-10

	87,575	85,350
Accumulated depreciation	51,303	42,443

	$36,272	$42,907

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Accrued Liabilities

      Accrued liabilities as of December 31 consist of (thousands):

	2003	2002

Property, intangible, income and other taxes	$40,613	$39,496
Payroll and benefits	33,556	30,107
Accrued interest	5,130	4,963
Environmental liabilities	3,952	4,152
Contingent purchase price	280	552
Other accrued liabilities	21,993	25,536

Total accrued liabilities	$105,524	$104,806

10.     Goodwill and Intangible Assets

      On January 1, 2002, the Company adopted FAS 142 and, as a result, the Company ceased amortizing all goodwill. Following is a presentation of net income amounts as if FAS 142 had been applied for the year ended December 31, 2001. Because FAS 142 was applied for the years ended December 31, 2003 and 2002, no adjustment is necessary for those years to reflect reported net income amounts as if FAS 142 had been applied.

For the Year Ended
December 31,
2001

(In thousands,
except per share
information)
Reported net income	$70,205
Add back: Goodwill amortization, net of income taxes	5,857

Adjusted net income	$76,062

Basic earnings per share:
Reported net income	$0.87
Goodwill amortization	0.07

Adjusted net income	$0.94

Diluted earnings per share:
Reported net income	$0.83
Goodwill amortization	0.07

Adjusted net income	$0.90

      Due to the very difficult economic environment for commercial real estate services companies, Advantis’ results of operations declined in the second quarter of 2003. As a result, during 2003 the Company utilized a discounted cash flow method to determine the fair value of Advantis and recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. The Company recorded no goodwill impairment during 2002.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

Balance at December 31, 2002	$53,074
Goodwill acquired with purchase of 26% interest in St. Joe/Arvida	9,104
Other additions	626
Impairment loss	(14,083)

Balance at December 31, 2003	$48,721

      Intangible assets at December 31, 2003 and 2002 consisted of the following (dollars in thousands):

	2003		2002		Weighted
					Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period

					(In years)
In-place lease values	$30,628	$(2,359)	$2,067	$(297)	9
Above-market rate leases	3,417	(67)	—	—	5
Management contracts	6,983	(1,131)	—	—	12
Other	377	(53)	421	(27)	10

Total	$41,405	$(3,610)	$2,488	$(324)	9

      Amortization of intangible assets is recorded in the account in the consolidated statements of income which most properly reflects the nature of the underlying intangible asset as follows: (i) above-market rate lease intangibles are amortized to rental revenue, (ii) in-place lease values are amortized to amortization expense, and (iii) management contracts are amortized to amortization expense. The aggregate amortization of intangible assets for 2003, 2002, and 2001 was $2.4 million, $0.3 million, and less than $0.1 million, respectively.

      The estimated aggregate amortization from intangible assets for each of the next five years is as follows (in thousands):

	Rental	Amortization
	Revenue	Expense

2004	$796	$5,745
2005	758	4,793
2006	693	4,237
2007	638	3,519
2008	390	3,026

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

      Debt and credit agreements at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Medium term notes, interest payable semiannually at 5.64% to 7.37%, due February 7, 2005 - February 7, 2012	$175,000	$175,000
Non-recourse debt, interest payable monthly at 7.05% - 7.67%, secured by mortgages on certain commercial property, due January 1 - April 1, 2012	82,171	83,404
Senior revolving credit agreement, interest payable monthly to quarterly at LIBOR + 80 - 120 basis points, matures March 30, 2005	40,000	—
Development loan, interest payable at least quarterly at LIBOR + 122.5 basis points (3.1% at December 31, 2003), secured by certain commercial property, due April 10, 2004	32,565	28,496
Recourse debt, interest payable monthly at 6.95%, secured by a commercial building, due September 1, 2008	18,339	18,656
Community Development District debt, secured by certain real estate, due May 1, 2005 - May 1, 2034, bearing interest at 1.58% to 7.15%	29,951	11,304
Industrial Development Revenue Bonds, variable-rate interest payable quarterly based on the Bond Market Association index (1.45% at December 31, 2003), secured by a letter of credit, due January 1, 2008	4,000	4,000
Various secured and unsecured notes and capital leases, bearing interest at various rates	150	55

Total debt	$382,176	$320,915

      The aggregate maturities of long-term debt subsequent to December 31, 2003 are as follows; 2004, $76.4 million; 2005, $20.4 million; 2006, $3.0 million; 2007, $70.2 million; 2008, $74.2 million; thereafter, $138.0 million.

      On February 7, 2002, the Company issued a series of senior notes (“Medium-term notes”) in a private placement with an aggregate principal amount of $175.0 million. The maturities of the notes are as follows: 3 Year – $18.0 million, 5 Year – $67.0 million, 7 Year – $15.0 million, 10 Year – $75.0 million. The notes bear fixed rates of interest ranging from 5.64% – 7.37% and interest is payable semiannually.

      The Medium-term notes and the senior revolving credit agreement contain financial covenants, including a minimum net worth requirement of $425.0 million, plus some restrictions on pre-payment. At December 31, 2003, the Company is in compliance with the covenants.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

      Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2003	2002	2001

Income from continuing operations	$42,626	$89,561	$35,441
Stockholders’ equity, for recognition of unrealized gain on debt and marketable equity securities	—	(47,458)	5,389
Gain on the sale of discontinued operations	—	13,110	—
Earnings from discontinued operations	—	1,469	6,904
Tax benefit on exercise of stock options	(15,685)	(8,678)	(11,812)

	$26,941	$48,004	$35,922

      Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	2003	2002	2001

Tax at the statutory federal rate	$41,683	$84,722	$33,312
State income taxes (net of federal benefit)	1,369	5,669	3,176
Other, net	(426)	(830)	(1,047)

	$42,626	$89,561	$35,441

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below (in thousands):

	2003	2002

Deferred tax assets:
Deferred compensation	$9,477	$7,009
Accrued casualty and other reserves	4,123	5,053
Impairment loss	9,830	4,573
Charitable contributions carryforward	2,812	2,557
Net operating loss carryforward	15,778	—
Other	7,403	6,824

Total deferred tax assets	$49,423	$26,016

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	$216,237	$173,316
Prepaid pension asset	34,851	35,741
Income of unconsolidated affiliates	6,085	9,026
Depreciation	6,632	6,824
Intangible asset amortization	450	504
Other	17,352	12,622

Total gross deferred tax liabilities	281,607	238,033

Net deferred tax liability	$232,184	$212,017

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on the timing of reversal of future taxable amounts and the Company’s history of reporting taxable income, the Company believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. There were no significant current deferred tax assets at December 31, 2003 or 2002.

13.	Employee Benefits Plans

      The Company sponsors a defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). The benefits are based on the employees’ years of service, or years of service and compensation, during the last five or ten years of employment. The Company complies with the minimum funding requirements of ERISA. The measurement date of the Pension Plan is January 1, 2003.

      Since the Pension Plan has an overfunded balance, no contributions to the Pension Plan are expected in the near future.

      The weighted average percentages of the fair value of total plan assets by each major type of plan asset are as follows:

Asset Class	2003	2002

Equities	64%	55%
Fixed income including cash equivalents	35%	44%
Timberlands	1%	1%

      The Company’s investment policy is to ensure, over the long-term life of the Pension Plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the Pension Plan seeks the opportunity to achieve an adequate return to fund the obligations in a manner consistent with the fiduciary standards of ERISA and with a prudent level of diversification. Specifically, these objectives include the desire to:

•	invest assets in a manner such that contributions remain within a reasonable range and future assets are available to fund liabilities

•	maintain liquidity sufficient to pay current benefits when due

•	diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk of capital loss

      The asset strategy established to reflect the growth expectations and risk tolerance is as follows:

Asset Class	Tactical range

Large Cap Equity	17%-23%
Large Cap Value Equity	10%-16%
Mid Cap Equity	4%-8%
Small Cap Equity	7%-11%
International Equity	9%-15%

Total equities	55%-65%
Fixed Income including cash equivalents	35%-45%
Timberlands and other	0%-1%

      To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.5% assumption for 2003.

      A summary of the net periodic pension credit follows (in thousands):

	2003	2002

Service cost	$4,777	$4,465
Interest cost	8,529	8,969
Expected return on assets	(17,765)	(20,308)
Actuarial gain	—	(2,214)
Prior service costs	747	721
Curtailment loss	—	377

Total pension income	$(3,712)	$(7,990)

      Assumptions used to develop net benefit cost:

	2003	2002

Discount rate	6.5%	6.5%
Rate of compensation increase	4.0%	4.0%

      A reconciliation of projected benefit obligation as of December 31 follows (in thousands):

	2003	2002

Projected benefit obligation, beginning of year	$135,098	$124,498
Service cost	4,777	4,465
Interest cost	8,529	8,969
Actuarial loss	8,863	13,398
Benefits paid	(13,123)	(19,659)
Plan amendment	2,331	2,952
Curtailments	—	475

Projected benefit obligation, end of year	$146,475	$135,098

      Assumptions used to develop end-of period obligations:

	2003	2002

Discount rate	6.0%	6.5%
Rate of compensation increase	4.0%	4.0%
Expected long-term rate of return on plan assets	8.5%	8.5%

      A reconciliation of plan assets as of December 31 follows (in thousands):

	2003	2002

Fair value of assets, beginning of year	$210,831	$248,193
Actual return (loss) on assets	41,328	(15,682)
Transfer to retiree medical plan	(950)	(900)
Benefits and expenses paid	(14,164)	(20,780)

Fair value of assets, end of year	$237,045	$210,831

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of funded status as of December 31 follows (in thousands):

	2003	2002

Accumulated benefit obligation	$136,034	$129,032

Projected benefit obligation	$146,475	$135,098
Market value of assets	237,045	210,831
Funded status	$90,570	$75,733
Unrecognized prior service costs	7,082	7,483
Unrecognized actuarial net (loss) gain	(5,884)	7,779

Prepaid pension asset	$91,768	$90,995

      Had the Company used a measurement date of December 31, 2003, the accumulated benefit obligation as of December 31, 2003 would have been $143.5 million.

      The Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants, and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. The actuarial present value of this unfunded postretirement benefit obligation approximated $21.9 million and $15.7 million at December 31, 2003 and 2002, respectively. Postretirement benefit expense approximated $2.3 million, $2.0 million, and $2.0 million for 2003, 2002, and 2001, respectively. This actuarially determined obligation was computed based on actual claims experience of this group of retirees and a discount rate of 6.0% and 6.5% for 2003 and 2002, respectively, and an initial medical trend rate of 12.0% and 9.5% in 2003 and 2002, respectively. A 1% increase in the medical cost trend would increase this obligation by $1.9 million at December 31, 2003. A liability of $2.3 million and $1.1 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2003 and 2002, respectively.

Deferred Compensation Plans and ESPP

      The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees’ discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $2.2 million, $1.8 million, and $1.8 million in 2003, 2002, and 2001, respectively.

      The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2003 and 2002 related to the SERP of $1.7 million and $1.8 million, respectively, and related to the DCAP of $1.0 million and $1.0 million, respectively.

      Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee. As of December 31, 2003, 110,642 shares of the Company’s stock had been purchased by employees under the ESPP Plan.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, certain executives of the Company were granted long-term incentive contracts. In connection with a new employment agreement for one of the executives in 2003, the Company paid $2.3 million to the executive and the remaining $2.7 million was forfeited. The Company will record the remaining minimum liability of $1.7 million ratably over the remaining vesting period of two years and will also record an additional liability up to an additional $1.7 million based on changes in the Company’s stock price over the vesting period. The amount recorded as a liability as of December 31, 2003 and 2002 was $1.7 million and $2.0 million, respectively.

14.	Segment Information

      The Company conducts primarily all of its business in four reportable operating segments: community development, commercial real estate development and services, land sales, and forestry. The community development segment develops and sells housing units and home sites and manages residential communities. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s vast holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products. Prior to the sale of ARS on April 17, 2002, the Company also had a residential real estate services segment which provided real estate brokerage services. The operations of the residential real estate services segment are reflected as discontinued operations.

      The Company uses Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as a supplemental performance measure, along with net income, to report operating results. The Company’s management believes EBITDA is an important metric commonly used by companies in the real estate industry for comparative performance purposes. EBITDA is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles (“GAAP”). Additionally, EBITDA is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. However, management believes that EBITDA provides relevant information about the Company’s operations and, along with net income, is useful in understanding the Company’s operating results.

      Certain amounts in prior year EBITDA have been changed to conform to the Securities and Exchange Commission’s current guidance on non-GAAP financial measures.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The caption entitled “Other” consists of general and administrative expenses, net of investment income, the settlement of the forward sales contracts, and operations of the Company’s former transportation segment. “Other” includes gains on the settlement of the Company’s forward sales contracts of $132.9 million for the year ended December 31, 2002 (see note 7). “Other” also includes operations of the Company’s former transportation segment which, due to the sale of the rolling stock of Apalachicola Northern Railroad in 2002, is no longer material enough to be reported as a separate segment.

      The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information by business segment follows (in thousands):

	2003	2002	2001

OPERATING REVENUES:
Community development	$494,919	$386,726	$239,699
Commercial real estate development and services	129,864	120,226	210,602
Land sales	99,206	84,048	76,185
Forestry	36,562	41,247	37,268
Other	79	3,165	3,254

Consolidated operating revenues	$760,630	$635,412	$567,008

EBITDA:
Community development	$92,654	$82,403	$54,018
Commercial real estate development and services	21,429	20,049	18,672
Land sales	79,015	68,183	63,849
Forestry	12,164	12,217	12,979
Other	(34,557)	143,002	14,547

Consolidated EBITDA	170,705	325,854	164,065
ADJUSTMENT TO RECONCILE TO INCOME FROM CONTINUING OPERATIONS:
Depreciation and amortization	(31,504)	(22,780)	(21,326)
Interest expense	(20,813)	(23,670)	(21,372)
Income tax expense	(42,626)	(89,561)	(35,441)
Minority interest	153	164	206
Discontinued operations	—	(38,870)	(26,921)

Income from continuing operations	$75,915	$151,137	$59,211

TOTAL ASSETS:
Community development	$465,290	$399,516	$315,427
Commercial real estate development and services	527,157	433,657	353,307
Land sales	15,093	7,780	3,313
Forestry	90,837	101,993	106,818
Corporate	177,353	226,941	378,153
Discontinued operations	—	—	183,541

Total assets	$1,275,730	$1,169,887	$1,340,559

CAPITAL EXPENDITURES:
Community development	$347,207	$287,972	$248,800
Commercial real estate development and services	123,718	98,428	174,181
Land sales	3,306	190	247
Forestry	3,437	3,435	6,250
Other	8,259	2,881	19,374
Discontinued operations	—	579	4,042

Total capital expenditures	$485,927	$393,485	$452,894

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

      The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $5.3 million, $6.5 million, and $5.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      The future minimum rental commitments under noncancelable long-term operating leases due over the next five years and thereafter are as follows (in thousands):

2004	$5,251
2005	4,554
2006	3,372
2007	2,300
2008	103
Thereafter	34

$15,614

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

      At December 31, 2003, the Company was a party to surety bonds and standby letters of credit in the amounts of $19.6 million and $21.6 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. In addition, approximately $1.7 million is being held in escrow representing the value of the land subject to remediation. Remediation was substantially completed in 2003. The Company expects remaining remediation to be complete by the middle of 2004 and the amounts held in escrow to be released to the Company during the second half of 2004.

      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in regulatory proceedings related to the Company’s former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.0 million and $4.1 million as of December 31, 2003 and 2002, respectively.

16.	Quarterly Financial Data (Unaudited)

	Quarters Ended

	December 31	September 30	June 30	March 31

	(Dollars in thousands, except per share amounts)
2003
Operating revenues	$226,428	$199,471	$184,474	$150,257
Operating profit	52,168	37,759	18,164	21,900
Net income	28,614	22,979	9,931	14,391
Earnings per share — Basic	0.38	0.30	0.13	0.19
Earnings per share — Diluted	0.37	0.30	0.13	0.18
2002
Operating revenues	$226,686	$152,456	$145,530	$121,680
Operating profit	49,952	22,373	26,047	23,044
Net income	55,288	11,728	32,977	74,370
Earnings per share — Basic	0.72	0.15	0.41	0.93
Earnings per share — Diluted	0.70	0.15	0.40	0.90

INDEPENDENT AUDITORS’ REPORT

FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Shareholders

The St. Joe Company:

      Under date of March 11, 2004, we reported on the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2003, as contained in this annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Jacksonville, Florida

March 11, 2004

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Bay County, Florida
Land with infrastructure	$—	$672	$—	$2,969	$3,641	$—	$3,641	$26
Buildings	—	—	390	41,590	—	41,980	41,980	701
Residential	—	1,044	—	12,069	13,113	—	13,113	—
Timberlands	—	3,896	—	12,503	16,399	—	16,399	355
Unimproved land	—	385	—	—	385	—	385	—
Broward County, Florida
Building	—	—	12,513	305	—	12,818	12,818	1,213
Calhoun County, Florida
Timberlands	—	1,774	—	5,775	7,549	—	7,549	163
Unimproved land	—	182	—	—	182	—	182	—
Duval County, Florida
Land with infrastructure	—	258	—	—	258	—	258	—
Buildings	—	—	4,894	28,670	—	33,564	33,564	2,002
Residential	—	4,855	1	4,309	9,165	—	9,165	—
Timberlands	—	—	—	1	1	—	1	—
Franklin County, Florida
Land with infrastructure	—	—	—	125	125	—	125	—
Residential	—	58	—	5,022	5,080	—	5,080	—
Timberlands	—	1,241	—	1,572	2,813	—	2,813	61
Unimproved Land	—	145	—	—	145	—	145	—
Buildings	—	—	5	—	—	5	5	—
Gadsden County, Florida
Land with infrastructure	—	—	—	—	—	—	—	—
Timberlands	—	1,302	—	2,681	3,983	—	3,983	91
Unimproved land	—	804	—	—	804	—	804	—
Gulf County, Florida
Land with infrastructure	—	213	—	193	406	—	406	92
Buildings	—	—	536	395	—	931	931	44
Residential	—	293	—	7,025	7,318	—	7,318	—
Timberlands	—	5,238	—	17,546	22,784	—	22,784	493
Unimproved land	—	250	—	—	250	—	250	—

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Hillsborough County, Florida
Buildings	—	—	18,352	1,470	—	19,822	19,822	2,030
Jefferson County, Florida
Buildings	—	—	—	198	—	198	198	—
Timberlands	—	1,547	—	1,942	3,489	—	3,489	76
Unimproved land	—	246	—	—	246	—	246	—
Leon County, Florida
Land with infrastructure	—	1,418	—	10,157	9,157	2,418	11,575	309
Buildings	—	—	5,580	8,958	—	14,538	14,538	586
Residential	—	30	—	32,913	32,943	—	32,943	—
Timberlands	—	923	—	3,048	3,971	—	3,971	86
Unimproved land	—	368	—	—	368	—	368	—
Liberty County, Florida
Buildings	—	—	777	66	—	843	843	—
Timberlands	—	3,244	205	8,694	12,143	—	12,143	343
Unimproved land	—	—	—	—	—	—	—	—
Orange County, Florida
Land with infrastructure	—	2,920	—	10,227	13,147	—	13,147	23
Buildings	—	—	28,759	15,827	—	44,586	44,586	3,038
Osceola County, Florida
Residential	—	9,539	—	2,506	12,045	—	12,045	—
Palm Beach County, Florida
Land with infrastructure	—	4,028	—	2,640	6,668	—	6,668	262
Buildings	—	—	—	138	—	138	138	22
Pinellas County, Florida
Buildings	—	—	28,564	3,166	—	31,730	31,730	3,552
St. Johns County, Florida
Land with infrastructure	—	8,281	—	2,324	10,605	—	10,605	318
Buildings	—	—	1,834	826	—	2,660	2,660	213
Residential	—	5,223	—	26,829	32,052	—	32,052	—

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Volusia County, Florida
Land with infrastructure	—	6,045	—	353	6,398	—	6,398	539
Buildings	—	—	1,644	121	—	1,765	1,765	206
Residential	—	4,302	—	44,062	48,364	—	48,364	—
Wakulla County, Florida
Buildings	—	—	—	200	78	122	200	41
Timberlands	—	1,175	—	2,638	3,813	—	3,813	83
Unimproved Land	—	225	—	—	225	—	225	—
Walton County, Florida
Land with infrastructure	—	15,124	—	1,363	16,487	—	16,487	1,478
Buildings	—	—	25,998	2,541	—	28,539	28,539	1,747
Residential	—	2,603	—	33,152	35,755	—	35,755	—
Timberlands	—	354	—	945	1,299	—	1,299	28
Unimproved land	—	5	—	—	5	—	5	—
Other Florida Counties
Land with infrastructure	—	—	—	24	24	—	24	—
Timberlands	—	685	—	2,910	3,595	—	3,595	30
Unimproved land	—	152	—	—	152	—	152	—
District of Columbia
Buildings	—	—	59,347	707	—	60,054	60,054	2,852
Georgia
Land with infrastructure	—	18,947	—	955	19,902	—	19,902	74
Buildings	—	—	89,904	3,106	—	93,010	93,010	2,184
Timberlands	—	218	—	—	218	—	218	5
North Carolina
Residential	—	19,557	—	47,503	67,060	—	67,060	—
Buildings	—	—	17,163	—	—	17,163	17,163	194

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Texas
Land with infrastructure	—	4,242	—	1,880	6,122	—	6,122	103
Building	—	—	2,168	21,757	—	23,925	23,925	4,773
Virginia
Land with infrastructure	—	5,582	—	1,018	6,600	—	6,600	—

TOTALS	$—	$139,593	$298,634	$439,914	$447,332	$430,809	$878,141	$30,436

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2003 for federal income tax purposes is approximately $553 million.

(B)	Reconciliation of real estate owned (in thousands):

	2003	2002	2001

Balance at Beginning of Year	$764,579	$661,971	$493,545
Amounts Capitalized	446,830	378,745	437,826
Amounts Retired or Adjusted	(333,268)	(276,137)	(269,400)

Balance at Close of Period	$878,141	$764,579	$661,971

(C)	Reconciliation of accumulated depreciation (in thousands):

Balance at Beginning of Year	$17,223	$9,468	$5,361
Depreciation Expense	24,841	13,861	6,190
Amounts Retired or Adjusted	(11,628)	(6,106)	(2,083)

Balance at Close of Period	$30,436	$17,223	$9,468