Form 10-Q
period 2004-03-31
ST JOE CO
filed 2004-05-07
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

None.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of May 5, 2004, there were 101,342,929 shares of common stock, no par value, issued and 75,752,432 outstanding, with 25,590,497 shares of treasury stock.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE ST. JOE COMPANY CONSOLIDATED BALANCE SHEETS
THE ST. JOE COMPANY CONSOLIDATED STATEMENTS OF INCOME
THE ST. JOE COMPANY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004
THE ST. JOE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOW
THE ST. JOE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Trust Repurchase Renewal
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003

	(Unaudited)
	(Dollars in thousands)
ASSETS
Investment in real estate	$919,734	$886,076
Cash and cash equivalents	51,311	57,403
Accounts receivable, net	24,464	75,692
Prepaid pension asset	93,169	91,768
Property, plant and equipment, net	36,314	36,272
Goodwill, net	48,967	48,721
Intangible assets, net	35,743	37,795
Other assets	45,546	42,003

	$1,255,248	$1,275,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$379,080	$382,176
Accounts payable	55,335	60,343
Accrued liabilities	102,200	105,524
Deferred income taxes	238,114	232,184

Total liabilities	774,729	780,227
Minority interest in consolidated subsidiaries	5,955	8,188
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 101,181,497 and 100,824,269 issued at March 31, 2004 and December 31, 2003, respectively	209,834	199,787
Retained earnings	947,752	944,000
Restricted stock deferred compensation	(18,356)	(18,807)
Treasury stock at cost, 25,471,338 and 24,794,178 shares held at March 31, 2004 and December 31, 2003, respectively	(664,666)	(637,665)

Total stockholders’ equity	474,564	487,315

	$1,255,248	$1,275,730

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(Dollars in thousands
	except per share
	amounts)
Revenues:
Real estate sales	$135,694	$114,070
Realty revenues	19,074	12,315
Timber sales	9,875	9,645
Rental revenues	11,924	9,505
Other revenues	7,432	4,722

Total revenues	183,999	150,257

Expenses:
Cost of real estate sales	90,532	65,296
Cost of realty revenues	10,692	6,742
Cost of timber sales	6,025	6,738
Cost of rental revenues	4,808	3,868
Cost of other revenues	6,542	5,190
Other operating expenses	23,992	20,385
Corporate expense, net	9,164	6,006
Depreciation and amortization	9,151	6,640

Total expenses	160,906	120,865

Operating profit	23,093	29,392

Other (expense) income:
Investment income, net	111	176
Interest expense	(3,381)	(3,207)
Other, net	691	773

Total other (expense) income	(2,579)	(2,258)

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	20,514	27,134
Equity in income (loss) of unconsolidated affiliates	708	(3,746)
Income tax expense	8,178	8,748

Income from continuing operations before minority interest	13,044	14,640
Minority interest	83	249

Net income	$12,961	$14,391

EARNINGS PER SHARE
Basic	$0.17	$0.19
Diluted	$0.17	$0.18

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Common Stock			Restricted Stock
			Retained	Deferred	Treasury
	Shares	Amount	Earnings	Compensation	Stock	Total

	(Unaudited)
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2003	76,030,091	$199,787	$944,000	$(18,807)	$(637,665)	$487,315
Comprehensive income:
Net income	—	—	12,961	—	—	12,961

Total comprehensive income	—	—	—	—	—	12,961

Issuances of restricted stock	26,365	1,076	—	(1,076)	—	—
Dividends ($.12 per share)	—	—	(9,209)	—	—	(9,209)
Issuances of common stock	330,863	6,260	—	—	—	6,260
Tax benefit on exercises of stock options	—	2,711	—	—	—	2,711
Amortization of restricted stock deferred compensation	—	—	—	1,527	—	1,527
Purchases of treasury shares, including surrenders of shares by executives	(677,160)	—	—	—	(27,001)	(27,001)

Balance at March 31, 2004	75,710,159	$209,834	$947,752	$(18,356)	$(664,666)	$474,564

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,961	$14,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,151	6,640
Minority interest in income	83	249
Equity in (income) loss of unconsolidated joint ventures	(708)	3,746
Distributions from unconsolidated community residential joint ventures	1,000	5,310
Deferred income tax expense	5,930	7,161
Tax benefit on exercise of stock options	2,711	3,147
Cost of operating properties sold	76,082	67,240
Expenditures for operating properties	(108,154)	(91,368)
Changes in operating assets and liabilities:
Accounts receivable	51,228	(10,935)
Other assets and deferred charges	(10,448)	(3,895)
Accounts payable and accrued liabilities	(7,983)	3,819
Income taxes payable	(1,716)	—

Net cash provided by operating activities	$30,137	$5,505

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,545)	(3,814)
Purchases of investments in real estate	(3,926)	(733)
Investments in joint ventures and purchase business acquisitions, net of cash received	221	(2,459)
Proceeds from dispositions of assets	12,677	—

Net cash provided by (used in) investing activities	$6,427	$(7,006)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	5,000	—
Proceeds from other long-term debt	—	14,474
Repayments of other long-term debt	(19,496)	(729)
Proceeds from exercises of stock options and stock purchase plan	4,400	8,538
Dividends paid to stockholders	(9,209)	(6,089)
Treasury stock purchases	(23,351)	(21,134)

Net cash used in financing activities	$(42,656)	$(4,940)

Net decrease in cash and cash equivalents	(6,092)	(6,441)
Cash and cash equivalents at beginning of year	57,403	73,273

Cash and cash equivalents at end of year	$51,311	$66,832

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year.

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

      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Net income:
Net income as reported	$12,961	$14,391
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	970	132
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,142)	(1,177)

Net income — pro forma	$11,789	$13,346

Per share — Basic:
Earnings per share as reported	$0.17	$0.19
Earnings per share — pro forma	$0.16	$0.18
Per share — Diluted:
Earnings per share as reported	$0.17	$0.18
Earnings per share — pro forma	$0.15	$0.17

Earnings Per Share

      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 1,791,475 and 2,327,236 shares of common stock in the three months ended March 31, 2004 and 2003, respectively, net of assumed repurchases using the treasury stock method.

      On February 10, 2004, the Company’s Board of Directors authorized an additional $150.0 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), none of which had been expended at March 31, 2004. From August 1998 through March 31, 2004, the Board authorized a total of $800.0 million for the Stock Repurchase Program, of which a total of approximately $630.1 million had been expended through March 31, 2004. Beginning in December 2000 for an initial 90-day term and for additional 90-day terms from time to time (currently through August 6, 2004), the Alfred I. duPont Testamentary Trust (the “Trust”), the principal shareholder of the Company, and the Trust’s beneficiary, The Nemours Foundation (the “Foundation”), have agreed to participate in the Stock Repurchase Program. Pursuant to this agreement, the Trust and/or the Foundation sell to the Company each Monday a number of shares equal to a share multiplier times the number of shares the Company purchased from the public during the previous week, if any, at a price equal to the volume weighted average price, excluding commissions, paid by the Company for shares purchased from the public during that week. However, through August 6, 2004, the Trust and the Foundation are not required to sell shares to the Company if the volume weighted average price of shares repurchased from the public during that prior week is below $37.00 per share. Effective May 8, 2004, the share multiplier will decrease to 0.31 from 0.46 which had been in effect since February 10, 2004.

      From the inception of the Stock Repurchase Program to March 31, 2004, the Company repurchased 16,460,866 shares on the open market and 7,855,935 shares from the Trust and the Foundation, and executives surrendered 1,243,066 shares as payment for strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During the three months ended March 31, 2004, the Company repurchased

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

403,000 shares on the open market and 182,955 shares from the Trust and the Foundation and 91,205 shares were surrendered to the Company by executives as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the three months ended March 31, 2003, the Company repurchased 494,000 shares on the open market and 266,220 shares from the Trust and the Foundation and executives surrendered 43,184 shares of Company stock as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock.

      Shares of Company stock issued upon the exercise of stock options for the three months ended March 31, 2004 and 2003 were 330,863 shares and 626,364 shares, respectively.

      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended
	March 31,

	2004	2003

Basic	75,939,613	76,006,597
Diluted	77,731,088	78,333,833

Supplemental Cash Flow Information

      The Company paid $8.3 million and $7.9 million for interest in the first three months of 2004 and 2003, respectively. The Company paid income taxes of $1.3 million, net of refunds, in the first quarter of 2004 and received income tax refunds, net of payments made, of $0.8 million in the first quarter of 2003. The Company capitalized interest expense of $1.9 million during each of the three month periods ended March 31, 2004 and 2003.

      The Company’s non-cash activities included the execution of a debt agreement in payment for an interest in a new unconsolidated affiliate, the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options and the tax benefit on exercises of stock options. During the three months ended March 31, 2004, the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in a new unconsolidated affiliate. During the three month periods ended March 31, 2004 and 2003, executives surrendered Company stock worth $1.9 million and $0.6 million, respectively, as payment for the strike price of stock options.

      Cash flows related to residential and commercial real estate development activities are included in operating activities on the statements of cash flows.

Percentage of Completion Adjustment

      Revenue for the Company’s multi-family residences under construction at WaterSound Beach is recognized, in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (FAS 66), using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. As a result of the project being substantially complete as of December 31, 2003, the Company had recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, the Company incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represent changes to the original construction cost estimates for this project. Had these costs been quantified in 2003, they would have been included within the Company’s budgets and thus have had an impact on its results for the year ended December 31, 2003. If these costs had been included within the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results for the period ended March 31, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).

      Management has evaluated the impact of this item, which represents 3% of net income ($0.03 per diluted share) for the year ended December 31, 2003, and concluded that it is not significant to its 2003 results of operations. In addition, while the impact of this item would increase net income for the first quarter of 2004 by 18% ($0.03 per diluted share), management has concluded that it is not expected to be significant to its results of operations for the year ending December 31, 2004, based upon its current forecast for the full year period.

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the quarter ended March 31, 2004. The Company’s two consolidated entities with specified termination dates are Artisan Park, L.L.C. (“Artisan Park”) and Westchase Development Venture, L.C. (“Westchase”). At March 31, 2004, the carrying amounts of the minority interests in Artisan Park and Westchase were $4.5 million and $0.5 million, respectively. The carrying amounts of minority interests in Artisan Park and Westchase approximate their fair value. The Company has no other material financial instruments that are affected currently by FAS 150.

      In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R is applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company has adopted FIN 46R, analyzed the applicability of this interpretation to its structures, and determined that the Company is not a party to any variable interest entities that should be consolidated.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Investment in Real Estate

      Real estate investments by segment include the following (in thousands):

	March 31, 2004	December 31, 2003

Operating property:
Community development	$74,612	$74,547
Commercial real estate development and services	72,702	94,904
Land sales	942	959
Forestry	79,393	80,617
Other	2,227	2,225

Total operating property	229,876	253,252

Development property:
Community development	297,151	262,893
Land sales	6,656	5,591

Total development property	303,807	268,484

Investment property:
Commercial real estate development and services	363,954	350,456
Land sales	167	167
Forestry	973	981
Other	4,707	4,802

Total investment property	369,801	356,406

Investment in unconsolidated affiliates:
Community development	34,072	22,625
Commercial real estate development and services	14,586	15,745

Total investment in unconsolidated affiliates	48,658	38,370

Total real estate investments	952,142	916,512
Less: Accumulated depreciation	32,408	30,436

Net real estate investments	$919,734	$886,076

      Included in operating property are Company-owned amenities related to community developments, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of community development land and inventory currently under development to be sold. Investment property includes the Company’s commercial buildings purchased with tax-deferred proceeds and land held for future use.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Debt

      Long-term debt consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Medium-term notes	$175,000	$175,000
Debt secured by certain commercial and residential property	143,762	163,026
Senior revolving credit agreement	45,000	40,000
Various secured and unsecured notes payable	15,318	4,150

Total debt	$379,080	$382,176

      During the first quarter, the Company entered into a debt agreement with a new joint venture in the amount of $11.4 million. This debt bears interest at one-month LIBOR plus 100 basis points. The Company has agreed to pay all of the expenses of the joint venture up to the principal and interest owed. The principal is due at the earlier of December 31, 2008 or the date of the first partnership distribution. Interest is payable annually on the anniversary of the date of the agreement.

      The aggregate maturities of long-term debt subsequent to March 31, 2004 are as follows: 2004, $56.2 million; 2005, $20.7 million; 2006, $4.4 million; 2007, $70.7 million; 2008, $86.7 million; thereafter, $140.4 million.

5.     Employee Benefit Plans

      A summary of the net periodic pension credit follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Service cost	$1,200	$1,416
Interest cost	2,100	2,527
Expected return on assets	(4,900)	(5,264)
Actuarial gain	—	—
Prior service costs	200	221
Curtailment loss	—	—

Total pension income	$(1,400)	$(1,100)

6.     Segment Information

      The Company conducts primarily all of its business in four reportable operating segments: community development, commercial real estate development and services, land sales, and forestry. The community development segment develops and sells housing units and homesites and manages residential communities. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s vast holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The caption entitled “Other” primarily consists of general and administrative expenses, net of investment income.

      The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

      Information by business segment follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Total Revenues:
Community development	$105,672	$89,688
Commercial real estate development and services	45,740	27,859
Land sales	22,735	22,958
Forestry	9,860	9,624
Other	(8)	128

Total revenues	$183,999	$150,257

EBITDA:
Community development	$14,018	$11,340
Commercial real estate development and services	7,810	8,452
Land sales	18,905	17,697
Forestry	3,812	2,948
Other	(9,258)	(6,049)

EBITDA	$35,287	$34,388
Adjustments to reconcile EBITDA to net income:
Depreciation and amortization	(9,357)	(6,640)
Interest expense	(4,821)	(4,654)
Income tax expense	(8,178)	(8,748)
Minority interest	30	45

Net income	$12,961	$14,391

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2004	December 31, 2003

Total Assets:
Community development	$462,982	$465,290
Commercial real estate development and services	510,515	527,157
Land sales	19,733	15,093
Forestry	90,105	90,837
Corporate	171,913	177,353

Total assets	$1,255,248	$1,275,730

7.     Contingencies

      The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. However, the aggregate amount being sought by the claimants in these matters is presently estimated to be several million dollars.

      The Company has retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.

      At March 31, 2004, the Company was party to surety bonds and standby letters of credit in the amounts of $26.8 million and $13.5 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

      The Company is wholly or jointly and severally liable as guarantor on three credit obligations entered into by partnerships in which the Company has equity interests. At March 31, 2004, the maximum amount of the debt available to these partnerships that is guaranteed by the Company totaled $17.1 million; the amount outstanding at March 31, 2004 totaled $16.2 million. Certain partners in these partnerships have indemnified the Company for a portion of the guaranteed debt. Management believes these guarantees have no significant fair value due to the availability of underlying collateral and the solvency of the partners.

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

      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. In addition, approximately $1.7 million is being held in escrow representing the value of the land subject to remediation. Remediation was substantially completed in 2003. The Company expects remaining remediation to be complete by the end of the third quarter and the amounts held in escrow to be released to the Company after the third quarter of 2004.

      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in regulatory proceedings related to the Company’s former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $3.9 million and $4.0 million as of March 31, 2004 and December 31, 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The St. Joe Company is one of Florida’s largest real estate operating companies. We have one of the largest inventories of private land suitable for development in the State of Florida, with very low cost basis. The majority of our land is located in Northwest Florida. In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets, most of which are currently managed as timberland, through the development and subsequent sale of parcels, homesites, and homes, or through the direct sale of unimproved land. In addition, we reinvest qualifying asset sales proceeds into like-kind properties under our tax deferral strategy which has enabled us to create a significant portfolio of commercial rental properties. We also provide commercial real estate services, including brokerage, property management and construction management for Company owned assets as well as for third parties.

      We have four operating segments: community development; commercial real estate development and services; land sales; and forestry.

      Our community development segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of developed homesites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage fees; and

•	management fees.

      Our commercial real estate development and services segment generates revenues from:

•	the rental of commercial properties owned by us;

•	the sale of developed and undeveloped land and in-service buildings;

•	realty revenues, consisting of property and asset management fees, construction management fees and lease and sales brokerage commissions;

•	development fees; and

•	investments in limited partnerships and joint ventures.

      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of a limited amount of developed rural homesites.

      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of bulk land.

      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Additionally, increases in interest rates could reduce the demand for homes we build, particularly primary housing, commercial properties we develop or sell, and lots we develop. However, we currently believe our secondary resort housing markets are less sensitive to changes in interest rates. We have the ability to mitigate these risks by building to contract as well as building in phases. Management periodically conducts market research in the early stages of a project’s development to ensure our product meets expected customer demand. We also continuously and actively monitor local competitors’ product offerings to evaluate the competitive position of our products. Real estate market conditions in our regions of development, particularly for residential and resort property in Northwest Florida, have been exceptionally strong. These current market conditions place us in an unusually favorable position which may not continue in the future. However, we believe that long-term prospects of job growth, coupled with strong in-migration population expansion in Florida, indicate that demand levels may remain favorable over at least the next two to five years.

      Our commercial real estate development and services segment continues to build on strong market interest in Northwest Florida’s retail, office, multi-family and other mixed-use products caused by historical constraints on supply in the area as well as high interest by developers.

Forward Looking Statements

      This report contains forward-looking statements, including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, as well as trends and uncertainties that could affect our results. These statements are subject to risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2003, those described from time to time in other filings with the Securities and Exchange Commission, and the following:

•	Economic conditions, particularly in Florida and key southeastern United States areas that serve as feeder markets to our Northwest Florida operations;

•	Acts of war or terrorism or other geopolitical events;

•	Local conditions such as an oversupply of homes and homesites, residential or resort properties, or a reduction in demand for real estate in the area;

•	Timing and costs associated with property developments and rentals;

•	Competition from other real estate developers;

•	Whether potential residents or tenants consider our properties attractive;

•	Increases in operating costs, including increases in real estate taxes;

•	Changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	How well we manage our properties;

•	Changes in interest rates and the performance of the financial markets;

•	Decreases in market rental rates for our commercial and resort properties;

•	Changes in the prices of wood products;

•	Uncertainties facing development of public infrastructure, particularly in Northwest Florida, including political process, approvals and funding;

•	Potential liability under environmental laws or other laws or regulations;

•	Adverse changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	The availability of adequate funding from governmental agencies and others to purchase conservation lands;

•	Fluctuations in the size and number of transactions from period to period; and

•	Adverse weather conditions or natural disasters.

      We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this Form 10-Q not to occur.

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

      The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003.

      Investment in Real Estate and Cost of Real Estate Sales. Revenue for the Company’s multi-family residences under construction at WaterSound Beach is recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. As a result of the project being substantially complete as of December 31, 2003, the Company had recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, the Company incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represent changes to the original construction cost estimates for this project. Had these costs been quantified in 2003, they would have been included within its budgets and thus have had an impact on its results for the year ended December 31, 2003. If these costs had been included within the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The results for the period ended March 31, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).

      Management has evaluated the impact of this item, which represents 3% of net income ($0.03 per diluted share) for the year ended December 31, 2003, and concluded that it is not significant to its 2003 results of operations. In addition, while the impact of this item would increase net income for the first quarter of 2004 by 18% ($0.03 per diluted share), management has concluded that it is not expected to be significant to its results of operations for the year ending December 31, 2004, based upon its current forecast for the full year period.

Results of Operations

      Net income for the first quarter of 2004 was $13.0 million, or $0.17 per diluted share, compared with $14.4 million, or $0.18 per diluted share, for the first quarter of 2003. Net income for the first quarter of 2003 included $8.3 million from sales of conservation land. There were no conservation land sales in the first quarter of 2004.

      We report revenues from our four operating segments: community development, commercial real estate development and services, land sales, and forestry. Real estate sales are generated from sales of housing units and developed homesites in our community development segment, developed and undeveloped land and in-

service buildings in our commercial real estate development and services segment, parcels of undeveloped land and developed rural sites in our land sales segment and occasionally sales of bulk land from our forestry segment. Realty revenues, consisting of property and asset management fees, construction management fees, and lease and sales commissions, are generated from the commercial real estate development and services segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate development and services segment. Other revenues are primarily club operations and management fees from the community development segment and development fees from the commercial real estate development and services segment.

Consolidated Results

      Revenues and expenses. The following table sets forth a comparison of the revenues and expenses for the three month periods ended March 31, 2004 and 2003.

	Three Months
	Ended March 31,

	2004	2003	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$135.7	$114.1	$21.6	19%
Realty	19.1	12.3	6.8	55
Timber sales	9.9	9.6	0.3	3
Rental	11.9	9.5	2.4	25
Other	7.4	4.7	2.7	57

Total	184.0	150.2	33.8	23

Expenses:
Cost of real estate sales	90.5	65.3	25.2	39
Cost of realty revenues	10.7	6.7	4.0	60
Cost of timber sales	6.0	6.7	(0.7)	(10)
Cost of rental revenues	4.8	3.9	0.9	23
Cost of other revenues	6.5	5.2	1.3	25
Other operating expenses	24.0	20.4	3.7	18

Total	$142.5	$108.2	$34.4	32%

      The increases in revenues from real estate sales and cost of real estate sales were in each case primarily due to increased sales in the community development segment and the sale of a building in the commercial real estate development and services segment. Costs of real estate sales also increased due to the additional costs incurred at WaterSound Beach, one of our residential communities. The increase in realty revenues was due to increases in brokerage and construction revenues, which were partially offset by a small decrease in property management revenues. The increase in cost of realty revenues was primarily due to an increase in the cost of brokerage revenues. The increases in rental revenues and cost of rental revenues were in each case primarily due to an increase in our investment in operating properties and improved leased percentages of rental property in the commercial real estate development and services segment. Cost of timber revenues decreased primarily due to increased efficiencies in the cypress mill operation. Other revenues and cost of other revenues increased primarily due to increases in the community development segment’s club operations. Other operating expenses increased primarily due to increases in the community development segment and the commercial real estate development and services segment. For further discussion of revenues and expenses, see Segment Results below.

      Corporate expense. Corporate expense, which represents corporate general and administrative expenses, increased $3.2 million, or 53%, to $9.2 million in the first three months of 2004, from $6.0 million in the first three months of 2003. The increase was due to an increase of $1.4 million in compensation expense on restricted stock issuances, $1.2 million in other employee benefits expenses, and $0.6 million in miscellaneous other corporate expenses, including increased audit and audit related fees.

      Depreciation and amortization. Depreciation and amortization increased $2.6 million, or 39%, to $9.2 million in the first three months of 2004, compared to $6.6 million in the first three months of 2003. The increase was due to a $0.9 million increase in depreciation resulting primarily from additional investments in commercial and residential operating property and property, plant and equipment and a $1.7 million increase in amortization resulting from an increase in intangible assets.

      Other (expense) income. Other (expense) income was $(2.6) million in the first three months of 2004 and $(2.3) million in the first three months of 2003. Other (expense) income was made up of investment income, interest expense, gains on sales and dispositions of assets and other income.

      Equity in income (loss) of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income (loss) of unconsolidated affiliates totaled $0.7 million in the first three months of 2004 and $(3.7) million in the first three months of 2003.

      The community development segment recorded equity in the income (loss) of unconsolidated affiliates of $1.1 million for the first three months of 2004, compared to $(3.9) million for the first three months of 2003. Equity in the income (loss) of unconsolidated affiliates for the three months ended March 31, 2003, included a $(3.5) million pre-tax charge representing estimates of future costs and future cash distributions associated with the completion of operations of Arvida / JMB Partners, L.P. (“Arvida/ JMB”), which completed its operations in 2003 and is winding up its affairs. Arvida/ JMB had no contribution to equity in (loss) income of unconsolidated affiliates in the first three months of 2004. Equity in the income (loss) of other joint ventures increased $1.5 million from $(0.4) million for the three months ended March 31, 2003 to $1.1 million for the three months ended March 31, 2004, primarily as a result of an increase in closings of residential sales at these unconsolidated affiliates.

      The commercial real estate development and services segment recorded equity in the income (loss) of unconsolidated affiliates of $(0.4) million in the first three months of 2004, compared to $0.2 million in the first three months of 2003. Included was $(0.3) million in the first three months of 2004 and $0.3 million in the first three months of 2003 related to our 50% interest in Codina Group, Inc. (“Codina”), a commercial services company headquartered in Coral Gables, Florida. Although the first quarter 2004 results were negative, we expect Codina to return to profitability in the near term.

      Income tax expense. Income tax expense totaled $8.2 million in the first three months of 2004 and $8.7 million for the first three months of 2003. Our effective tax rate was 39% and 37% in the three month periods ended March 31, 2004 and 2003, respectively.

Segment Results

Community Development

      The table below sets forth the results of operations of our community development segment for the three month periods ended March 31, 2004 and 2003.

	Three Months
	Ended March 31,

	2004	2003

	(In millions)
Revenues:
Real estate sales	$98.5	$85.6
Rental revenues	0.2	0.1
Other revenues	7.0	4.0

Total revenues	105.7	89.7

Expenses:
Cost of real estate sales	76.4	61.2
Cost of rental revenues	0.4	0.4
Cost of other revenues	6.4	5.0
Other operating expenses	10.9	9.1
Depreciation and amortization	2.5	1.6

Total expenses	96.6	77.3

Other income	—	—

Pretax income from continuing operations	$9.1	$12.4

      Our community development division develops large-scale, mixed-use communities primarily on land we have owned for a long period of time. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and near Tallahassee, the state capital. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.

     Northwest Florida

      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County, Florida. We are building homes and condominiums and selling developed homesites in WaterColor. At full build-out, the community is planned to include approximately 1,140 units, a beach club, tennis center, boat house, restaurant on an inland freshwater lake, a 60-room inn and restaurant, commercial space and parks. Among the amenities now open are the beach club and several community pools, the boat house, a fitness center, the Fresh Daily Market, the tennis facility, the Watercolor Inn and Fish Out of Water restaurant. Predevelopment activity for phase four began in the fourth quarter of 2003, with development scheduled to begin in late 2004. Construction of the WaterColor Private Residence Club (“PRC”), adjacent to the WaterColor Inn, is expected to be completed in late 2004. Each PRC owner receives a deed to 1/8 interest in a specific residence and is entitled to a minimum of five weeks per year in that residence. From WaterColor’s inception through March 31, 2004, total contracts accepted or closed totaled 707 homes and homesites and 33 Private Residence Club (“PRC”) shares.

      WaterSound Beach is located approximately four miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. This gated community is currently planned to include approximately 499 units. Eighty of the 81 beachfront multi-family residences have been sold, with the remaining one being retained as a model. Construction has begun on the first 25 of 92 planned multi-family residences in a new multi-family neighborhood. From WaterSound Beach’s inception through March 31, 2004, contracts for 300 units were accepted or closed.

      WaterSound is located east of WaterSound Beach with frontage on Lake Powell. This project is situated on 1,443 acres. On October 7, 2003, the Walton County Board of Commissioners approved the Application for Planned Unit Development enabling development of 478 of 1,060 planned residential units along with 35,000 square feet of commercial space. Planned amenities at WaterSound include a golf course, access to Lake Powell, and the opportunity to buy memberships in a beach club at WaterSound Beach and Camp Creek Golf Club. Pending the receipt of final environmental permits, infrastructure construction is expected to begin in the second half of 2004.

      On March 4, 2004, the Walton County Commission approved a 197-unit first phase of DeerLake, formerly called The Pines, a proposed development on the beach side of County Road 30-A. A number of additional regulatory steps remain before the land use plan becomes final and certain environmental permits are required before construction of the first phase of the development can begin. Sales are expected to begin in 2005.

      WindMark Beach is situated on approximately 2,000 acres in Gulf County, Florida, and includes approximately 15,000 feet of beachfront that we own. Phase I of WindMark Beach, situated on approximately 80 acres, includes approximately 110 homesites, many of which are located on the beachfront. On April 6, 2004, the Gulf County Commission unanimously approved a land-use plan for future phases, consisting of 1,550 residential units. A number of regulatory steps remain before this new land use plan becomes final. Certain environmental permits are also required before construction can begin on the future phases. Plans also include the realignment of approximately four miles of US Highway 98. Sales of homes and homesites in future phases are expected to begin in 2005. From WindMark Beach’s inception through March 31, 2004, contracts for 100 homesites were accepted or closed.

      SouthWood is situated on approximately 3,770 acres in southeast Tallahassee, Florida. SouthWood is entitled for 4,770 residential units plus retail shops, restaurants, community facilities, light industrial sites and professional offices. Certain regulatory approvals are required prior to commencing development on construction phases that begin in the 2006-2007 timeframe. From SouthWood’s inception through March 31, 2004, contracts for 638 units were accepted or closed.

      SummerCamp is situated on approximately 782 acres on St. James Island in Franklin County, Florida. Current plans include approximately 499 units, beach clubs, observation piers, gathering pavilions, a canoe and kayak boathouse, a community dock and nature trails. On April 17, 2004, 382 potential buyers sought reservations for 40 homesites and 29 homes at SummerCamp. Reservations have been accepted on all 69 of the homesites and homes released. Pending the receipt of regulatory and environmental permits, infrastructure construction is expected to begin in the third quarter of 2004 with closings to begin in the fourth quarter of 2004.

      On April 20, 2004, the Franklin County Commission voted to send a proposed updated county comprehensive plan to the Florida Department of Community Affairs for review and comment, including a long-term vision for approximately 24,000 acres of land owned by the Company on St. James Island. The updated measure includes proposed amendments to the Future Land Use Map that, if approved by the State and adopted by the County, would establish land use policies to provide for approximately 3,500 units initially on a portion of the Company-owned land. St. James Island is located at the eastern end of Franklin County and is bounded by the city of Carrabelle on the west and Bald Point State Park on the east along the Gulf of Mexico. Many regulatory steps remain before the updated Franklin County Comprehensive Plan is final.

     Northeast Florida

      RiverTown is being planned for approximately 4,500 units situated on approximately 4,200 acres located in St. Johns County, Florida, south of Jacksonville, with 3.5 miles of frontage on the St. Johns River. In February 2004, the St. Johns County Commission approved a comprehensive plan amendment and a DRI order for RiverTown. On April 14, 2004, the Florida Department of Community Affairs determined that the

RiverTown land use plan was in compliance with state law. A number of additional regulatory steps remain before the land use plan becomes final, including an appeal period for the compliance ruling. Certain environmental permits are required before construction can begin. Sales activity is expected to begin in 2006.

      St. Johns Golf and Country Club is situated on approximately 820 acres acquired by the Company in St. Johns County, Florida. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. Construction has begun on the last two phases in the community and sales are expected to be completed by early 2006. From St. Johns Golf and Country Club’s inception through March 31, 2004, contracts for 545 units have been accepted or closed.

     Central Florida

      Victoria Park, located in Volusia County in central Florida, is situated on approximately 1,859 acres acquired by the Company near Interstate 4 in Deland, Florida, between Daytona Beach and Orlando. Plans for Victoria Park include approximately 4,000 single and multi-family units built among parks, lakes and conservation areas. From Victoria Park’s inception through March 31, 2004, contracts for 428 units were accepted or closed.

      Artisan Park, a 160-acre village located in Celebration, Florida, near Orlando, is being developed through a joint venture managed by us in which we own 74%. Plans include approximately 314 single-family homes and 302 condominiums as well as parks, trails, and an outdoor performance area and community clubhouse with a fitness center, pool and educational and recreational programming.

Three Months Ended March 31

      Real estate sales include sales of homes and homesites and sales of land. Cost of real estate sales includes direct costs, selling costs and other indirect costs. In the first three months of 2004, the components of cost of real estate sales were $64.1 million in direct costs, $5.1 million in selling costs, and $7.2 million in other indirect costs. In the first three months of 2003, the components of cost of real estate sales were $51.8 million in direct costs, $4.0 million in selling costs, and $5.4 million in other indirect costs. The overall increase in real estate sales was primarily due to an increase in the number of units sold and higher selling prices. Cost of real estate sales increased primarily due to the increased volume of sales. Increases in real estate sales and cost of real estates sales were both partially offset by a decrease in revenues and cost of sales recorded on multi-family residences because the majority of the gross profit on units closed in the first quarter of 2004 was recognized in 2003 due to the percentage-of-completion method of accounting.

      Sales of homes in the first three months of 2004 totaled $74.6 million, with related cost of sales of $67.1 million, resulting in a gross profit percentage of 10%, compared to sales in the first three months of 2003 of $67.9 million, with cost of sales of $55.1 million, resulting in a gross profit percentage of 19%. The decrease in gross profit percentage is primarily due to additional construction costs incurred at WaterSound Beach. For further discussion of the accounting treatment of these costs, see Critical Accounting Estimates — Investment in Real Estate and Cost of Real Estate Sales on page 17.

      Cost of real estate sales for homes in the first three months of 2004 consisted of $56.9 million in direct costs, $4.0 million in selling costs, and $6.2 million in indirect costs. Cost of real estate sales for homes in the first three months of 2003 consisted of $47.0 million in direct costs, $3.2 million in selling costs, and $4.9 million in indirect costs.

      Sales of homesites in the first three months of 2004 totaled $23.7 million, with related cost of sales of $9.3 million, resulting in a gross profit percentage of 61%, compared to sales in the first three months of 2003 of $17.3 million, with related cost of sales of $6.1 million, resulting in a gross profit percentage of 65%. The decrease in gross profit percentage is primarily due to an increase in cost of sales at WaterColor and a decrease in closings at some higher gross profit communities resulting from the timing of release of homes and homesites offered for sale at those communities. We are being disciplined about the release of new product in Northwest Florida. As the market begins to fully appreciate the values being created in this region, we are setting our pace and phasing our development to maximize those values. Cost of real estate sales for homesites in the first three months of 2004 consisted of $7.2 million in direct costs, $1.1 million in selling costs, and $1.0 million in indirect costs. Cost of real estate sales for homesites in the first three months of 2003 consisted of $4.8 million in direct costs, $0.8 million in selling costs, and $0.5 million in indirect costs.

      The following table sets forth home and homesite sales activity by individual developments:

	Three Months Ended				Three Months Ended
	March 31, 2004				March 31, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in Millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	5	$3.9	$2.7	$1.2	1	$0.9	$0.6	$0.3
Multi-family	—	—	—	—	7	2.2	1.8	0.4
Private Residence Club	—	1.9	1.1	0.8	—	—	—	—
Homesites	60	16.5	6.6	9.9	16	5.1	1.8	3.3
WaterSound Beach:
Multi-family homes	50	1.0	3.3	(2.3)	—	17.9	11.0	6.9
Homesites	11	4.1	1.2	2.9	8	6.3	2.0	4.3
Bay County:
The Hammocks:
Homes	21	3.3	3.1	0.2	11	1.4	1.2	0.2
Homesites	—	—	—	—	20	0.6	0.5	0.1
Palmetto Trace: Homes	10	1.8	1.6	0.2	14	2.1	1.9	0.2
Woodrun: Homes	—	—	—	—	—	—	0.1	(0.1)
Leon County:
SouthWood:
Homes	53	11.7	9.7	2.0	25	4.8	4.2	0.6
Homesites	10	0.8	0.3	0.5	8	0.7	0.3	0.4
Gulf County:
Windmark Beach: Homesites	—	—	—	—	6	3.6	0.7	2.9
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	22	7.1	6.0	1.1	17	5.2	4.5	0.7
Homesites	12	0.9	0.4	0.5	—	—	—	—
Duval County:
James Island: Homes	4	1.4	1.2	0.2	13	3.9	3.5	0.4
Hampton Park: Homes	13	4.4	3.8	0.6	9	2.9	2.6	0.3
Central Florida:
Osceola County:
Artisan Park:
Homes	4	1.5	1.1	0.4	—	—	—	—
Homesites	6	0.9	0.5	0.4	—	—	—	—
Volusia County:
Victoria Park:
Homes	31	6.5	5.6	0.9	22	4.6	3.9	0.7
Homesites	6	0.5	0.3	0.2	10	0.7	0.5	0.2
North Carolina and South Carolina:
Saussy Burbank:
Homes	147	30.1	27.9	2.2	105	22.0	19.8	2.2
Homesites	—	—	—	—	14	0.3	0.3	—

Total	465	$98.3	$76.4	$21.9	306	$85.2	$61.2	$24.0

     Revenue and costs of sales associated with multi-family units and PRC units under construction are recognized using the percentage of completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family unit or 10% for a PRC unit, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound Beach community, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. For PRC units, a 10% deposit is required. All deposits are non-refundable (subject to a 10-day waiting period as required by law) except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed are recognized on the full accrual method of accounting, as contracts are closed.

      At WaterColor, the average price of a single-family residence sold in the first quarter of 2004 decreased to $778,000 from $906,000 in the first quarter of 2003 due to the mix of relative location and size of the home sales closed in each period. The gross profit percentage from single-family residence sales was 30% in both quarters. The average price of a homesite sold in the first quarter of 2004 was $262,000, compared to $316,000 in the first quarter of 2003. The decrease in average price is due solely to the mix of the relative sizes and locations of the homesites sold in each period. The gross profit percentage from homesite sales decreased to 60% in the first quarter of 2004 from 64% in the first quarter of 2003 due to increases in development costs associated with amenities and roadway improvement. In the first quarter of 2004, there was no revenue or gross profit recognized on the sale of multi-family residences due to the wind up of the first phase of multi-family residences in 2003.

      At WaterSound Beach, most of the contribution to income was recorded in 2003 for the 50 multi-family units that closed in the first quarter of 2004 due to percentage of completion accounting. In addition, actual construction costs for the 80 completed and sold multi-family residences exceeded estimates, causing an increase in cost of revenues for multi-family residences. The gross profit percentage on homesites was 70% in the first quarter of 2004 and 69% in the first quarter of 2003.

      At SouthWood, the gross profit percentage on homesites increased to 56% for the first quarter of 2004 from 52% for the first quarter of 2003 due to the mix of relative size and location of the homesites closed in each period. The gross profit percentage on home sales increased to 17% for the first three months of 2004, from 13% for the first three months of 2003, primarily due to an increase in sales price and a change in the mix of products sold.

      At WindMark Beach, there were no closings in the first quarter of 2004 due to the timing of the release of the ten remaining homesites in phase one to be offered for sale.

      At St. Johns Golf and Country Club, the gross profit percentage on home sales increased to 16% in the first three months of 2004 from 13% in the first three months of 2003 primarily due to the mix of relative size and location of the homes sold in each period. No homesite sales closed in the first quarter of 2003.

      At Victoria Park, the gross profit percentage on home sales was 13% in the first quarter of 2004 and 14% in the first quarter of 2003. The gross profit percentage on homesite sales increased to 47% in the first quarter of 2004 from 40% in the first quarter of 2003 due to the sale of more parcels with higher development costs in the first quarter of 2003 and to price increases on comparable homesites.

      At Saussy Burbank, the gross profit percentage on home sales decreased to 7% in the first quarter of 2004 from 10% in the first quarter of 2003 due to a margin decline associated with selective discounting of sales prices on components of inventory.

      Overall, we expect margins in the community development segment to improve slightly in the near future.

      Other revenues totaled $7.0 million in the first three months of 2004 with $6.4 million in related costs, compared to revenues totaling $4.0 million in the first three months of 2003 with $5.0 million in related costs. These included revenues from the WaterColor Inn, other resort operations and management fees.

      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $1.8 million during the first three months of 2004 compared to the first three months of 2003. The increase was primarily due to increases in marketing and project administration costs attributable to the increase in residential development activity.

Commercial Real Estate Development and Services.

      The table below sets forth the results of operations of our commercial real estate development and services segment for the three month periods ended March 31, 2004 and 2003.

	Three Months
	Ended
	March 31,

	2004	2003

	(In millions)
Revenues:
Real estate sales	$14.6	$5.5
Realty revenues	19.1	12.3
Rental revenues	11.7	9.4
Other revenues	0.4	0.7

Total revenues	45.8	27.9

Expenses:
Cost of real estate sales	12.2	0.5
Cost of realty revenues	10.7	6.7
Cost of rental revenues	4.4	3.5
Other operating expenses	10.6	8.8
Depreciation and amortization	4.6	3.1

Total expenses	42.5	22.6
Other (expense) income	(1.9)	(1.9)

Pretax income from continuing operations	$1.4	$3.4

      Our Commercial Real Estate Development and Services segment develops and sells real estate for commercial purposes. We also own and manage office, industrial and retail properties throughout the southeastern United States. Through the Advantis business unit, we provide commercial real estate services, including brokerage, property management and construction management for company owned assets as well as third parties.

     Three Months Ended March 31

      Rental revenues. Rental revenues generated by our commercial real estate development and services segment owned operating properties increased $2.3 million, or 24%, in the first three months of 2004 compared to the first three months of 2003, due to five buildings with an aggregate of 656,000 square feet placed in service or acquired since March 31, 2003 and an increase in the overall leased percentage, partially offset by the sale of a building with 100,000 square feet on February 12, 2004. Operating expenses related to these revenues increased $0.9 million, or 25% primarily due to the five buildings placed in service or acquired since March 31, 2003. As of March 31, 2004, our commercial real estate development and services segment had interests in 23 operating properties with 2.8 million total rentable square feet in service, including two buildings, totaling approximately 0.2 million square feet, that were owned by partnerships and accounted for using the equity method of accounting. At March 31, 2003, our commercial real estate development and services segment had interests in 20 operating properties with 2.5 million total rentable square feet in service, including three buildings, totaling 0.4 million square feet, that were owned by partnerships and accounted for using the equity method of accounting. Excluding buildings accounted for using the equity method of accounting, the overall leased percentage increased to 83% at March 31, 2004, compared to 80% at March 31, 2003. Further information about commercial income producing properties owned or managed by the Company, along with results of operations for the three month periods ended March 31, 2004 and 2003, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable		Percentage
		Square Feet at	Leased at	Square Feet at		Leased at
		March 31,	March 31,	March 31,		March 31,
	Location	2004	2004	2003		2003

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	147,000	93%	147,000		93%
Prestige Place I and II	Clearwater, FL	144,000	86	144,000		83
Lakeview	Tampa, FL	125,000	79	125,000		77
Palm Court	Tampa, FL	60,000	68	60,000		67
Westside Corporate Center	Plantation, FL	(a)	(a)	100,000		84
280 Interstate North	Atlanta, GA	126,000	71	126,000		67
Southhall Center	Orlando, FL	155,000	49	155,000		88
1133 20th Street	Washington, DC	119,000	99	119,000		100
1750 K Street	Washington, DC	152,000	90	152,000		94
Millenia Park One	Orlando, FL	158,000	81	158,000		50
Beckrich Office	Panama City Beach, FL	67,000	60	34,000		88
5660 New Northside	Atlanta, GA	272,000	91	272,000		96
SouthWood Office One	Tallahassee, FL	88,000	74		(b)		(b)
Crescent Ridge	Charlotte, NC	158,000	100		(c)		(c)
Windward Plaza Portfolio	Atlanta, GA	465,000	89		(c)		(c)
245 Riverside	Jacksonville, FL	136,000	46		(b)		(b)

Subtotal/ Average		2,372,000	82%	1,592,000		84%

Development property:
Westchase Corporate Center	Houston, TX	184,000	94%	184,000		92%
TNT Logistics	Jacksonville, FL	99,000	95	99,000		75
245 Riverside	Jacksonville, FL	(b)	(b)	136,000		37
SouthWood Office One	Tallahassee, FL	(b)	(b)	88,000		50

Subtotal/ Average		283,000	94	507,000		67

Total/ Average		2,655,000	83%	2,099,000		80%

(a)	On February 12, 2004, the Company sold Westside Corporate Center.

(b)	SouthWood Office One and 245 Riverside were transferred from development property to buildings purchased with tax-deferred proceeds after the date reported.

(c)	These properties were acquired or completed after the date reported.

	Three Months Ended March 31, 2004					Three Months Ended March 31, 2003

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax-deferred proceeds:
Harbourside	$0.7	$0.2	$0.5	$(0.4)	$0.1	$0.6	$0.2	$0.4	$(0.4)	$—
Prestige Place I and II	0.5	0.2	0.3	(0.3)	—	0.5	0.2	0.3	(0.3)	—
Lakeview	0.5	0.2	0.3	(0.3)	—	0.5	0.2	0.3	(0.3)	—
Palm Court	0.2	0.1	0.1	(0.1)	—	0.1	0.1	—	(0.1)	(0.1)
Westside Corporate Center	—	0.2	(0.2)	(0.2)	(0.4)	0.5	0.2	0.3	(0.3)	—
280 Interstate North	0.4	0.2	0.2	(0.2)	—	0.4	0.2	0.2	(0.2)	—
Southhall Center	0.5	0.2	0.3	(0.5)	(0.2)	0.7	0.2	0.5	(0.4)	0.1
1133 20th Street	1.0	0.4	0.6	(0.4)	0.2	1.0	0.3	0.7	(0.5)	0.2
1750 K Street	1.5	0.5	1.0	(0.8)	0.2	1.4	0.5	0.9	(0.7)	0.2
Millenia Park One	0.6	0.2	0.4	(0.4)	—	0.4	0.2	0.2	(0.4)	(0.2)
Beckrich Office	0.1	0.1	—	(0.2)	(0.2)	0.2	0.1	0.1	(0.1)	—
5660 New Northside	1.5	0.4	1.1	(0.5)	0.6	1.6	0.5	1.1	(0.4)	0.7
SouthWood Office One	0.1	0.1	—	(0.1)	(0.1)	—	—	—	—	—
Crescent Ridge	0.8	0.2	0.6	(0.3)	0.3	—		—	—	—
Windward Plaza	1.8	0.5	1.3	(0.7)	0.6	—		—	—	—
245 Riverside	0.1	0.2	(0.1)	(0.3)	(0.4)	—	—	—	—	—

Subtotal	$10.3	$3.9	$6.4	$(5.7)	$0.7	$7.9	$2.9	$5.0	$(4.1)	$0.9
Development property:
Westchase Corporate Center	1.0	0.4	0.6	(0.6)	—	1.1	0.4	0.7	(0.5)	0.2
Tree of Life	—	—	—	—	—	—	—	—	—	—
TNT Logistics	0.4	0.1	0.3	(0.2)	0.1	0.4	0.2	0.2	(0.1)	0.1
Nextel Call Center	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)

Subtotal	$1.4	$0.5	$0.9	$(0.8)	$0.1	$1.5	$0.6	$0.9	$(0.8)	$0.1

Total	$11.7	$4.4	$7.3	$(6.5)	$0.8	$9.4	$3.5	$5.9	$(4.9)	$1.0

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.

      Realty revenues. Advantis’ realty revenues in the first three months of 2004 increased $6.8 million, or 55%, over the three months ended March 31, 2003, due to increases in brokerage and construction revenues which were partially offset by a small decrease in property management revenues. Cost of Advantis’ realty revenue increased $4.0 million, or 60%, primarily due to increased costs associated with brokerage revenues. Advantis’ other operating expenses, consisting of office administration expenses, increased to $8.1 million in the first three months of 2004 from $6.9 million in the first three months of 2003, a 17% increase, primarily due to an increase in staffing costs. Advantis recorded pre-tax income of $0.3 million for the first three months of 2004, compared to a pre-tax loss of $1.1 million for the first three months of 2003, before excluding profit related to intercompany transactions of $0.4 million in the first three months of 2004 and $0.5 million in the first three months of 2003.

      Real estate sales. Total proceeds from land sales in the first three months of 2004 were $2.6 million, with a pre-tax gain of $2.4 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Unimproved	5	74	$2.4	$32
Improved	2	8	0.2	31

Total/Average	7	82	$2.6	$32

      On February 12, 2004, the Company sold the 100,000-square-foot Westside Corporate Center building in Plantation, Florida, for proceeds of $12.0 million, with no pre-tax gain. The operations of Westside Corporate Center have not been recorded as a discontinued operation due to the fact that an affiliate of the Company continues to provide brokerage and leasing services for the building.

      During the first three months of 2003, total proceeds from land sales were $5.5 million, with a pre-tax gain of $5.0 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Unimproved	6	129	$4.4	$34
Improved	9	22	1.1	49

Total/ Average	15	151	$5.5	$36

      There were no building sales during the first three months of 2003.

      Depreciation and amortization, primarily consisting of depreciation on operating properties and amortization of lease intangibles, was $4.6 million in the first three months of 2004 compared to $3.1 million in the first three months of 2003.

     Land Sales

      The table below sets forth the results of operations of our land sales segment for the three month periods ended March 31, 2004 and 2003.

	Three Months
	Ended
	March 31,

	2004	2003

	(In millions)
Real estate sales	$22.7	$23.0

Expenses:
Cost of real estate sales	2.0	3.6
Cost of other revenues	0.2	0.1
Other operating expenses	1.6	1.6
Depreciation and amortization	0.1	0.1

Total expenses	3.9	5.4

Other income	—	—

Pretax income from continuing operations	$18.8	$17.6

      Land sales activity for the three month periods ended March 31, 2004 and 2003, excluding conservation lands, was as follows:

	Number of	Number of	Average Price	Gross
Three Months Ended March 31,	Sales	Acres	Per Acre	Sales Price	Gross Profit

				(In millions)	(In millions)
2004	47	7,968	$2,836	$22.6	$20.4
2003	39	3,850	$1,922	$7.4	$6.0

      Included in land sales for the first quarter of 2004 was one 866-acre parcel with some bay frontage in Bay County which sold for $10.0 million, or approximately $11,550 per acre.

      There were no conservation land sales during the first three months of 2004. During the first three months of 2003, the Company completed one conservation land sale totaling 13,917 acres for proceeds of $14.9 million, or an average of $1,071 per acre. The gross profit on this sale was $13.2 million.

      During the first quarter of 2004, there were no releases of homesites at RiverCamps on Crooked Creek, the first RiverCamps site located in Bay County, Florida. The second release of homesites in RiverCamps on Crooked Creek is expected in 2004. Work also continues on other potential RiverCamps locations in Northwest Florida. In the first three months of 2003, RiverCamps generated $0.7 million in revenues with $0.7 million in related costs, all from the sale of the 2003 HGTV Dream Home located on East Bay in Bay County, Florida.

     Forestry

      The table below sets forth the results of operations of our forestry segment for the three month periods ended March 31, 2004 and 2003.

	Three Months
	Ended
	March 31,

	2004	2003

	(In millions)
Revenues:
Timber sales	$9.9	$9.6

Expenses:
Cost of timber sales	6.0	6.7
Other operating expenses	0.8	0.7
Depreciation and amortization	1.1	1.0

Total expenses	7.9	8.4

Other income	0.7	0.7

Pretax income from continuing operations	$2.7	$1.9

      Revenues for the forestry segment in the first three months of 2004 increased 3% compared to the first three months of 2003. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.1 million (165,000 tons) in the first three months of 2004, compared to $2.7 million (162,000 tons) in the first three months of 2003. Sales to other customers totaled $4.5 million (209,000 tons) in the first three months of 2004, compared to $4.2 million (240,000 tons) in the first three months of 2003. The increase in revenues under the fiber agreement was due to increasing prices resulting from an increase in demand in the region. The increase in sales to other customers was due to a change in product mix and higher prices. Revenues from the cypress mill operation were $2.3 million in the first three months of 2004 and $2.6 million in the first three months of 2003.

      Cost of timber sales decreased $0.7 million for the first three months of 2004 compared to the first three months of 2003. Cost of sales as a percentage of revenue was 61% for the first three months of 2004 compared to 70% for the first three months of 2003. The decrease in cost of sales was primarily due to increased efficiencies in the cypress mill operation. Cost of sales for the cypress mill operation were $1.7 million, or 74% of revenue, for the first three months of 2004 compared to $2.5 million, or 96% of revenue, for the first three months of 2003. Cost of sales for timber was $4.3 million, or 57% of revenue, for the first three months of 2004 compared to $4.2 million, or 60% of revenue, for the first three months of 2003. Other operating expenses were $0.8 million for the first three months of 2004 and $0.7 million for the first three months of 2003.

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

     Cash Flows from Operating Activities

      Net cash provided by operations in the first three months of 2004 and 2003 was $30.1 million and $5.5 million, respectively. Expenditures relating to our community development segment were $104.5 million and $75.1 million in the first three months of 2004 and 2003, respectively. Expenditures for operating properties in the first three months of 2004 and 2003 totaled $3.7 million and $16.3 million, respectively, and were made up of commercial property development and residential club and resort property development.

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

     Cash Flows from Investing Activities

      Net cash provided by investing activities in the first three months of 2004 was $6.4 million and included proceeds of $12.0 million for the sale of a commercial building and $2.8 million for the purchase of the remaining interests in two commercial buildings of which we already owned a majority interest. In the first three months of 2003, net cash used in investing activities was $7.0 million and included no sales or purchases of commercial buildings.

     Cash Flows from Financing Activities

      In the first three months of 2004 and 2003, net cash used in financing activities was $42.7 million and $4.9 million, respectively.

      We have approximately $56 million of debt maturing in the remainder of 2004. For the full year ended December 31, 2004, we expect to spend $125 million to $175 million for the repurchase of shares, the acquisition of surrendered shares and dividend payments in 2004.

      We have a $250 million revolving credit facility, which matures on March 30, 2005 and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to our leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that we are currently in compliance with the covenants of the credit facility. At March 31, 2004 and December 31, 2003, the outstanding balances were $45.0 million and $40.0 million, respectively. During the first three months of 2004, we borrowed $5.0 million on the credit line, net of repayments.

      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. At March 31, 2004, CDD bonds totaling $99.5 million had been issued, of which $86.6 million had been expended. At December 31, 2003, CDD bonds totaling $99.5 million had been issued, of which $79.0 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded $35.8 and $30.0 million of this obligation as of March 31, 2004 and December 31, 2003, respectively.

      Through March 31, 2004, our Board of Directors had authorized, through a series of five specific authorizations ranging from $150 million to $200 million, a total of $800.0 million for the repurchase of our outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which $169.9 million remained available at March 31, 2004.

      Beginning in December 2000, for an initial 90-day term and for additional 90-day terms from time to time (currently through August 6, 2004), the Alfred I. duPont Testamentary Trust, our largest shareholder, and the Trust’s beneficiary, The Nemours Foundation, have agreed to participate in the Stock Repurchase Program. Pursuant to this agreement, the Trust and/or the Foundation sells to us each Monday a number of shares equal to a share multiplier times the number of shares we purchased from the public during the previous week, if any, at a price equal to the volume weighted average price, excluding commissions, paid for the shares purchased from the public during that week. However, through August 6, 2004, the Trust and the Foundation are not required to sell shares to us if the volume weighted average price of shares repurchased from the public during that prior week is below $37.00 per share. Effective May 8, 2004, the share multiplier will decrease to 0.31 from 0.46 which had been in effect since February 10, 2004.

      From the inception of the Stock Repurchase Program through March 31, 2004, we had repurchased 16,460,866 shares on the open market and 7,855,935 shares from the Trust and the Foundation. In addition, executives had surrendered 1,243,066 shares of our stock in payment of strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the quarter ended March 31, 2004, 403,000 shares were repurchased on the open market, 182,955 shares were purchased from the Trust and the Foundation, and 91,205 shares were surrendered by Company executives in payment of the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the quarter ended March 31, 2003, 494,000 shares were repurchased on the open market, 266,220 shares were purchased from the Trust and the Foundation, and executives surrendered 43,184 shares of our stock in payment of the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. Through March 31, 2004, a total of $650.1 million has been expended as part of the Stock Repurchase Program, including $23.3 million in the first quarter of 2004 and $21.1 million in the first quarter of 2003.

     Off-Balance Sheet Debt

      We have entered into partnerships and joint ventures with unrelated third parties to develop or manage real estate projects and services. At March 31, 2004, three of these partnerships had debt outstanding totaling $16.2 million. At March 31, 2003, four of these partnerships had debt outstanding totaling $52.9 million. We are wholly or jointly and severally liable as guarantor on these credit obligations. The Company would be required to perform under its guarantee in the event of default by one of the partnerships on its obligation. Certain partners in these partnerships have indemnified us for a portion of the guaranteed debt. The maximum amount of the debt we guaranteed was $17.1 million at March 31, 2004 and $54.5 million at March 31, 2003. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position.

     Contractual Obligations and Commercial Commitments

      There have been no material changes to contractual obligations and commercial commitments during the first three months of 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to quantitative and qualitative disclosures about market risk during the first three months of 2004.

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

      (b) Changes in Internal Controls. During the quarter ended March 31, 2004, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 7.

Item 2(e).     Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount That
	(a)	(b)	Shares Purchased	May yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs

				(In thousands)
Month Ended January 31, 2004	77,055	$37.21	77,055	$190,297
Month Ended February 29, 2004	152,200	40.05	152,200	184,200
Month Ended March 31, 2004	356,700	40.22	356,700	169,855

(1)	The aggregate number of shares purchased from the Alfred I. duPont Testamentary Trust and The Nemours Foundation were 26,555 in January 2004, 32,200 in February 2004, and 124,200 in March 2004.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Restated and Amended Articles of Incorporation dated May 12, 1998 (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File 333-89146)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.01 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-10466)).
4.1	Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).
4.2	Amendment No. 1 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.3	Amendment No. 2 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.4	Amendment No. 3 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated September 5, 2003 (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form S-3 (File No. 333-108292)).
4.5	Amendment No. 4 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated December 30, 2003 (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-3 (File No. 333-111658)).
10.1	Agreement between the registrant and the Alfred I. duPont Testamentary Trust (the “Trust”) dated February 6, 2004 (incorporated by reference to Exhibit 11 to Amendment No. 10 to the Schedule 13D of the Trust filed February 17, 2004.
10.2	Agreement between the registrant and the Alfred I. duPont Testamentary Trust dated May 7, 2004.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

      (b) Reports on Form 8-K*

      Form 8-K Item 9 — Regulation FD Disclosure — February 3, 2004

      Form 8-K Item 9 — Regulation FD Disclosure — February 3, 2004

      Form 8-K Item 9 — Regulation FD Disclosure — February 3, 2004

      Form 8-K Item 9 — Regulation FD Disclosure — February 5, 2004

      Form 8-K Item 9 — Regulation FD Disclosure — February 10, 2004

*	These reports have been furnished only and shall not be deemed filed by virtue of their reference herein.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: May 7, 2004	/s/ KEVIN M. TWOMEY

Kevin M. Twomey
President, Chief Operating Officer, and
Chief Financial Officer

Date: May 7, 2004	/s/ MICHAEL N. REGAN

Michael N. Regan
Senior Vice President — Finance and Planning
(Principal Accounting Officer)