Form 10-Q
period 2004-06-30
ST JOE CO
filed 2004-08-06
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of July 30, 2004, there were 102,594,860 shares of common stock, no par value, issued and 76,196,929 shares outstanding, with 26,397,931 shares of treasury stock.

THE ST. JOE COMPANY

INDEX

		Page
		No.

PART I Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets — June 30, 2004 and December 31, 2003	2
	Consolidated Statements of Income — Three months and six months ended June 30, 2004 and 2003	3
	Consolidated Statement of Changes in Stockholders’ Equity — Six months ended June 30, 2004	4
	Consolidated Statements of Cash Flows — Six months ended June 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II	Other Information
Item 1.	Legal Proceedings	40
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	40
Item 3.	Defaults upon Senior Securities	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	N/A
Item 5.	Other Information	N/A
Item 6.	Exhibits and Reports on Form 8-K	40
Signatures		42
EX-10.2 Amended and Restated Credit Agreement
EX-10.3 Note Purchase Agreement dated 6-8-04
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(Unaudited)

	(Dollars in thousands)
ASSETS
Investment in real estate	$902,009	$886,076
Cash and cash equivalents	70,797	57,403
Accounts receivable, net	43,987	75,692
Prepaid pension asset	94,570	91,768
Property, plant and equipment, net	35,482	36,272
Goodwill, net	51,600	48,721
Intangible assets, net	38,209	37,795
Other assets	44,607	42,003
Assets held for sale	59,726	—

	$1,340,987	$1,275,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$399,598	$382,176
Accounts payable	62,674	60,343
Accrued liabilities	118,596	105,524
Deferred income taxes	240,440	232,184
Liabilities of assets held for sale	26,545	—

Total liabilities	847,853	780,227
Minority interest in consolidated subsidiaries	5,989	8,188
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 102,521,712 and 100,824,269 issued at June 30, 2004 and December 31, 2003, respectively	242,132	199,787
Retained earnings	961,249	944,000
Restricted stock deferred compensation	(17,245)	(18,807)
Treasury stock at cost, 26,356,181 and 24,794,178 shares held at June 30, 2004 and December 31, 2003, respectively	(698,991)	(637,665)

Total stockholders’ equity	487,145	487,315

	$1,340,987	$1,275,730

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
	(Dollars in thousands except per share amounts)
Revenues:
Real estate sales	$177,619	$142,436	$313,313	$256,506
Realty revenues	23,775	13,453	42,849	25,768
Timber sales	9,201	10,168	19,076	19,813
Rental revenues	9,760	7,292	19,224	14,280
Other revenues	12,190	8,715	19,622	13,437

Total revenues	232,545	182,064	414,084	329,804

Expenses:
Cost of real estate sales	114,067	88,610	204,599	153,906
Cost of realty revenues	15,523	7,400	26,215	14,142
Cost of timber sales	5,731	6,824	11,756	13,562
Cost of rental revenues	3,573	3,521	7,432	6,533
Cost of other revenues	9,989	7,509	16,515	12,699
Other operating expenses	25,358	21,632	49,327	41,991
Corporate expense, net	9,451	8,685	18,616	14,691
Depreciation and amortization	8,353	6,437	16,780	12,363
Impairment losses	1,994	14,083	1,994	14,083

Total expenses	194,039	164,701	353,234	283,970

Operating profit	38,506	17,363	60,850	45,834

Other (expense) income:
Investment income, net	89	421	200	597
Interest expense	(2,919)	(2,521)	(5,851)	(5,274)
Other, net	564	566	1,256	1,339

Total other (expense) income	(2,266)	(1,534)	(4,395)	(3,338)

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	36,240	15,829	56,455	42,496
Equity in income (loss) of unconsolidated affiliates	931	7	1,639	(3,739)
Income tax expense	14,209	5,690	22,276	14,263

Income from continuing operations before minority interest	22,962	10,146	35,818	24,494
Minority interest	397	431	480	680

Income from continuing operations	22,565	9,715	35,338	23,814

Discontinued operations:
Income from discontinued operations (net of income taxes of $111, $130, $222 and $305 respectively)	184	216	371	508

Total income from discontinued operations	184	216	371	508

Net income	$22,749	$9,931	$35,709	$24,322

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.30	$0.13	$0.47	$0.32
Earnings from discontinued operations	—	—	—	—

Net income	$0.30	$0.13	$0.47	$0.32

Diluted
Income from continuing operations	$0.30	$0.13	$0.46	$0.31
Earnings from discontinued operations	—	—	—	—

Net income	$0.30	$0.13	$0.46	$0.31

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Common Stock			Restricted Stock
			Retained	Deferred	Treasury
	Shares	Amount	Earnings	Compensation	Stock	Total

	(Unaudited)

	(Dollars in thousands, except per share amounts)
Balance at December 31, 2003	76,030,091	$199,787	$944,000	$(18,807)	$(637,665)	$487,315
Comprehensive income:
Net income	—	—	35,709	—	—	35,709

Total comprehensive income	—	—	—	—	—	35,709

Issuances of restricted stock	38,365	1,515	—	(1,515)	—	—
Forfeitures of restricted stock	(1,050)	(42)		42
Dividends ($.24 per share)	—		(18,460)	—	—	(18,460)
Issuances of common stock	1,660,128	25,632	—	—	—	25,632
Tax benefit on exercises of stock options	—	15,240	—	—	—	15,240
Amortization of restricted stock deferred compensation	—	—	—	3,035	—	3,035
Purchases of treasury shares, including surrenders of shares by executives	(1,562,003)	—	—	—	(61,326)	(61,326)

Balance at June 30, 2004	76,165,531	$242,132	$961,249	$(17,245)	$(698,991)	$487,145

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$35,709	$24,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,246	13,752
Minority interest in income	480	680
Equity in (income) loss of unconsolidated joint ventures	(1,639)	3,739
Distributions from unconsolidated towns & resorts joint ventures	2,000	5,310
Deferred income tax expense	8,256	5,710
Impairment losses	1,994	14,083
Tax benefit on exercise of stock options	15,240	8,602
Cost of operating properties sold	189,068	154,139
Expenditures for operating properties	(237,478)	(175,393)
Changes in operating assets and liabilities:
Accounts receivable	18,877	(60,857)
Other assets and deferred charges	(21,398)	(8,650)
Accounts payable and accrued liabilities	13,923	16,188
Income taxes payable	(1,716)	—
Cash of discontinued operations	(696)	—

Net cash provided by operating activities	$40,866	$1,625

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,411)	(2,989)
Purchases of investments in real estate	(23,781)	(11,952)
Investments in joint ventures and purchase business acquisitions, net of cash received	631	(3,163)
Proceeds from dispositions of assets	11,848	—
Maturities and redemptions of short-term investments, net of purchases	—	250

Net cash used in investing activities	$(17,713)	$(17,854)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	(40,000)	15,000
Proceeds from other long-term debt	118,208	14,520
Repayments of other long-term debt	(46,651)	(782)
Proceeds from exercises of stock options and stock purchase plan	8,230	15,090
Dividends paid to stockholders	(18,460)	(6,179)
Treasury stock purchases	(31,086)	(45,731)

Net cash used in financing activities	$(9,759)	$(8,082)

Net increase in cash and cash equivalents	13,394	(24,311)
Cash and cash equivalents at beginning of year	57,403	73,273

Cash and cash equivalents at end of year	$70,797	$48,962

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. The results of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year.

      At June 30, 2004, the Company had plans in place to sell two of its commercial buildings. On July 30, 2004, one of these office buildings was sold. The assets and liabilities related to these buildings have been included on the June 30, 2004 balance sheet as assets held for sale and liabilities related to assets held for sale. The consolidated income statements and notes to consolidated financial statements reflect the two buildings as discontinued operations for all periods presented.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R is applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any significant variable interest entities before February 1, 2003 or after January 31, 2003. The Company has adopted FIN 46R, analyzed the applicability of this interpretation to its structures, and determined that the Company is not a party to any variable interest entities that should be consolidated.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the six months ended June 30, 2004. The Company has two consolidated entities with specified termination dates: Artisan Park, L.L.C. (“Artisan Park”) and Westchase Development Venture, L.C. (“Westchase”). At June 30, 2004, the carrying amounts of the minority interests in Artisan Park and Westchase were $5.4 million and $0.5 million, respectively. These carrying amounts approximate their fair value. The Company has no other material financial instruments that are affected currently by FAS 150.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income:
Net income as reported	$22,749	$9,931	$35,709	$24,322
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	927	148	1,897	280
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,042)	(2,159)	(4,184)	(3,336)

Net income — pro forma	$21,634	$7,920	$33,422	$21,266

Per share — Basic:
Earnings per share as reported	$0.30	$0.13	$0.47	$0.32
Earnings per share — pro forma	$0.29	$0.10	$0.44	$0.28
Per share — Diluted:
Earnings per share as reported	$0.30	$0.13	$0.46	$0.31
Earnings per share — pro forma	$0.28	$0.10	$0.44	$0.27

Earnings Per Share

      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 1,118,203 and 1,866,731 shares of common stock in the three months ended June 30, 2004 and 2003, respectively, net of assumed repurchases using the treasury stock method. Diluted EPS assumes weighted average options have been exercised to purchase 1,454,839 and 2,097,540 shares of common stock in the six months ended June 30, 2004 and 2003, respectively, net of assumed repurchases using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From August 1998 through June 30, 2004, the Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which a total of approximately $637.9 million had been expended through June 30, 2004. The Alfred I. duPont Testamentary Trust (the “Trust”) and its beneficiary, The Nemours Foundation (the “Foundation”), have participated in the Stock Repurchase Program from time to time by selling weekly to the Company shares equal to a share multiplier (0.31 as of May 8, 2004) times the number of shares the Company purchased from the public during the previous week (the “public shares”) at a price equal to the volume weighted average price, excluding commissions, paid by the Company for the public shares, subject to a minimum sales price ($37.00 per share through August 6, 2004). The most recent stock repurchase agreement with the Trust expired on August 6, 2004 and the Company has no immediate plans to renew the agreement.

      From the inception of the Stock Repurchase Program to June 30, 2004, the Company repurchased 16,606,866 shares on the open market and 7,908,755 shares from the Trust and the Foundation. In addition, executives surrendered 1,929,089 shares as payment for strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During the six months ended June 30, 2004, the Company repurchased 549,000 shares on the open market and 235,775 shares from the Trust and the Foundation and 777,228 shares were surrendered to the Company by executives as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the six months ended June 30, 2003, the Company repurchased 924,400 shares on the open market and 678,960 shares from the Trust and the Foundation and executives surrendered 341,884 shares of Company stock as payment for the strike price and taxes due on exercised stock options and taxes due on vested restricted stock.

      Shares of Company stock issued upon the exercise of stock options for the six months ended June 30, 2004 and 2003 were 1,660,128 shares and 1,634,822 shares, respectively.

      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic	75,351,505	75,869,185	75,645,560	75,937,511
Diluted	76,695,142	77,735,916	77,213,116	78,035,051

Supplemental Cash Flow Information

      The Company paid $10.5 million and $10.0 million for interest in the first six months of 2004 and 2003, respectively. The Company paid income taxes of $2.1 million, net of refunds, in the first six months of 2004 and received income tax refunds, net of payments made, of $3.1 million in the first six months of 2003. The Company capitalized interest expense of $4.1 million and $4.2 million during the first six months of 2004 and 2003, respectively.

      The Company’s non-cash activities included the execution of a debt agreement in payment for an interest in a new unconsolidated affiliate, the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options and the tax benefit on exercises of stock options. During the first quarter of 2004, the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in a new unconsolidated affiliate. (See Note 4.) During the six months ended June 30, 2004 and 2003, executives surrendered Company stock worth $17.4 million and $6.5 million, respectively, as payment for the strike price of stock options.

      Cash flows related to residential and commercial real estate development activities are included in operating activities on the statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Percentage of Completion Adjustment

      Revenue for the Company’s multi-family residences under construction at WaterSound Beach is recognized, in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (FAS 66), using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Since the project was substantially completed as of December 31, 2003, the Company had recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, the Company incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represented changes to the original construction cost estimates for this project. Had these costs been quantified in 2003, they would have been included within the Company’s budgets and thus have had an impact on its results for the year ended December 31, 2003. If these costs had been included within the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The results for the six months ended June 30, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).

      Management has evaluated the impact of this item, which represented 3% of net income ($0.03 per diluted share) for the year ended December 31, 2003, and concluded that it is not significant to its 2003 results of operations. In addition, while the impact of this item would increase net income for the first six months of 2004 by 6% ($0.03 per diluted share), management has concluded that it is not expected to be significant to its results of operations for the year ending December 31, 2004, based upon its current forecast for the full year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate

      Real estate investments by segment include the following (in thousands):

	June 30, 2004	December 31, 2003

Operating property:
Towns & resorts development	$74,911	$74,547
Commercial real estate	27,089	94,904
Land sales	942	959
Forestry	78,362	80,617
Other	1,844	2,225

Total operating property	183,148	253,252

Development property:
Towns & resorts development	307,754	262,893
Land sales	7,763	5,591

Total development property	315,517	268,484

Investment property:
Commercial real estate	380,671	350,456
Land sales	182	167
Forestry	973	981
Other	3,993	4,802

Total investment property	385,819	356,406

Investment in unconsolidated affiliates:
Towns & resorts development	34,070	22,625
Commercial real estate development and services	12,629	15,745

Total investment in unconsolidated affiliates	46,699	38,370

Total real estate investments	931,183	916,512
Less: Accumulated depreciation	29,174	30,436

Net real estate investments	$902,009	$886,076

      Included in operating property are Company-owned amenities related to towns & resorts development, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of towns & resorts development land and inventory currently under development to be sold. Investment property includes the Company’s commercial buildings purchased with tax-deferred proceeds and land held for future use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

      Debt consists of the following (in thousands):

	June 30, 2004	December 31, 2003

Senior notes	$275,000	$175,000
Debt secured by certain commercial and residential property	109,303	163,026
Senior revolving credit facility	—	40,000
Various secured and unsecured notes payable	15,295	4,150

Total debt	$399,598	$382,176

      During the first quarter, the Company entered into a debt agreement with a new joint venture in the amount of $11.4 million. The other party to the joint venture contributed land with a fair value of equal amount. This debt reflects the Company’s agreement to pay all of the expenses of the joint venture up to the amount of principal and interest owed. Thereafter, all expenses of the joint venture will be shared equally. The $11.4 million debt bears interest at one-month LIBOR plus 100 basis points. The principal is due at the earlier of December 31, 2008 or the date of the first partnership distribution. Interest is payable annually on the anniversary of the date of the agreement.

      On June 8, 2004, the Company issued senior notes in a private placement with an aggregate principal amount of $100 million, with $25 million maturing on June 8, 2009 with a fixed interest rate of 4.97% and $75 million maturing on June 8, 2011 with a fixed interest rate of 5.31%. Interest will be payable semiannually. The notes, as well as the $175 million senior notes issued previously, contain financial covenants similar to those in the Company’s $250.0 million senior revolving credit facility.

      The aggregate maturities of debt subsequent to June 30, 2004 are as follows: 2004, $0.7 million; 2005, $20.2 million; 2006, $3.7 million; 2007, $70.1 million; 2008, $86.0 million; thereafter, $218.9 million.

5.	Employee Benefit Plans

      A summary of the net periodic pension credit follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Service cost	$1,200	$1,416	$2,400	$2,831
Interest cost	2,100	2,527	4,200	5,055
Expected return on assets	(4,900)	(5,264)	(9,800)	(10,529)
Actuarial gain	—	—	—	—
Prior service costs	200	221	400	443
Curtailment loss	—	—	—	—

Total pension income	$(1,400)	$(1,100)	$(2,800)	$(2,200)

6.	Segment Information

      The Company conducts primarily all of its business in four reportable operating segments: towns & resorts development, commercial real estate development and services, land sales, and forestry. The towns & resorts development segment develops and sells housing units and homesites and manages residential communities. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s vast holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information by business segment follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total Revenues:
Towns & resorts development	$171,011	$125,414	$276,683	$215,102
Commercial real estate development and services	38,357	29,792	81,637	55,134
Land sales	13,996	16,710	36,731	39,668
Forestry	9,193	10,158	19,053	19,782
Other	(12)	(10)	(20)	118

Total revenues	$232,545	$182,064	$414,084	$329,804

EBITDA:
Towns & resorts development	$39,672	$26,120	$53,690	$37,460
Commercial real estate development and services	7,833	(5,805)	15,643	2,629
Land sales	10,447	12,860	29,353	30,558
Forestry	3,438	3,275	7,250	6,222
Other	(9,539)	(8,748)	(18,798)	(14,779)

EBITDA	$51,851	$27,702	$87,138	$62,090
Adjustments to reconcile to income from continuing operations:
Depreciation and amortization	$(8,537)	$(6,435)	$(17,156)	$(12,361)
Interest expense	(5,081)	(4,434)	(9,454)	(8,634)
Income tax expense	(14,209)	(5,690)	(22,276)	(14,263)
Discontinued operations	(1,471)	(1,475)	(2,956)	(3,110)
Minority interest	12	47	42	92

Income from continuing operations	$22,565	$9,715	$35,338	$23,814

	June 30, 2004	December 31, 2003

Total Assets:
Towns & resorts development	$498,297	$465,290
Commercial real estate development and services	544,246	527,157
Land sales	15,442	15,093
Forestry	91,240	90,837
Other corporate assets	191,762	177,353

Total assets	$1,340,987	$1,275,730

7.	Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.

      At June 30, 2004, the Company was party to surety bonds and standby letters of credit in the amounts of $27.9 million and $15.1 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

      The Company is not liable as guarantor on any credit obligations that related to unconsolidated affiliates in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in regulatory proceedings related to the Company’s former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.2 million and $4.0 million as of June 30, 2004 and December 31, 2003, respectively.

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

      We have four operating segments: towns & resorts development; commercial real estate development and services; land sales; and forestry.

      Our towns & resorts development segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of developed homesites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage and title issuance fees; and

•	management fees.

      Our commercial real estate development and services segment generates revenues from:

•	the rental of commercial properties owned by us;

•	the sale of developed and undeveloped land and in-service buildings;

•	realty revenues, consisting of property and asset management fees, construction management fees and lease and sales brokerage commissions;

•	development fees; and

•	investments in limited partnerships and joint ventures.

      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed rural homesites.

      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber;

•	the sale of cypress, lumber and mulch; and

•	the sale of bulk land.

      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Additionally, increases in interest rates could reduce the demand for homes we build, particularly primary housing, commercial properties we develop or sell, and lots we develop. However, we currently believe our secondary resort housing markets are less sensitive to changes in interest rates. We have the ability to mitigate these risks by building to contract as well as building in phases. Management periodically conducts market research in the early stages of a project’s development to ensure our product meets expected customer demand. We also continuously and actively monitor local competitors’ product offerings to evaluate the competitive position of our products. We are being disciplined about the release of new product in Northwest Florida. Our goal is to ensure that as much of our land as possible benefits from the appreciation that we are building with the region’s increased visibility, infrastructure development and place-making. Real estate market conditions in our regions of development, particularly for residential and resort property in Northwest Florida, have been exceptionally strong. These current market conditions place us in an unusually favorable position which may not continue in the future. However, we believe that long-term prospects of job growth, coupled with strong in-migration population expansion in Florida, indicate that demand levels may remain favorable over at least the next two to five years.

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

Forward Looking Statements

      This report contains forward-looking statements, including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, as well as trends and uncertainties that could affect our results. These statements are subject to risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2003, those described from time to time in other filings with the Securities and Exchange Commission, and the following:

•	Economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	Acts of war or terrorism or other geopolitical events;

•	Local conditions such as an oversupply of homes and homesites and residential or resort properties or a reduction in the demand for real estate in an area;

•	Timing and costs associated with property developments and rentals;

•	The pace of commercial development in Northwest Florida;

•	Competition from other real estate developers;

•	Whether potential residents or tenants consider our properties attractive;

•	Increases in operating costs, including increases in real estate taxes and the cost of construction materials;

•	Changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	How well we manage our properties;

•	Changes in interest rates and the performance of the financial markets;

•	Decreases in market rental rates for our commercial and resort properties;

•	Changes in the prices of wood products;

•	The development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County which is dependent on approvals of the local airport authority and the Federal Aviation Administration and the availability of adequate funding;

•	Potential liability under environmental laws or other laws or regulations;

•	Adverse changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	The availability of adequate funding from governmental agencies and others to purchase conservation lands;

•	Fluctuations in the size and number of transactions from period to period; and

•	Adverse weather conditions or natural disasters.

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

      The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in these policies during the first six months of 2004.

      Investments in Real Estate and Cost of Real Estate Sales. Revenue for the Company’s multi-family residences under construction at WaterSound Beach is recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Since the project was substantially completed as of December 31, 2003, the Company had recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, the Company incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represented changes to the original construction cost estimates for this project. Had these costs been quantified in 2003, they would have been included within its budgets and thus have had an impact on its results for the year ended December 31, 2003. If these costs had been included within the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The results for the six months ended June 30, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).

      Management has evaluated the impact of this item, which represented 3% of net income ($0.03 per diluted share) for the year ended December 31, 2003, and concluded that it is not significant to its 2003 results of operations. In addition, while the impact of this item would increase net income for the first six months of 2004 by 6% ($0.03 per diluted share), management has concluded that it is not expected to be significant to its results of operations for the year ending December 31, 2004, based upon its current forecast for the full year period.

Results of Operations

      Net income for the second quarter of 2004 was $22.7 million, or $0.30 per diluted share, compared with $9.9 million, or $0.13 per diluted share, for the second quarter of 2003. Net income for the first six months of 2004 was $35.7 million, or $0.46 per diluted share, compared with $24.3 million, or $0.31 per diluted share, for the first six months of 2003. Net income for the 2003 periods included a non-cash charge of $8.8 million net of tax, or $0.11 per share, to reduce the carrying value of goodwill associated with Advantis Real Estate Services (“Advantis”), the company’s commercial real estate services unit. Net income for the second quarter of 2004 included after tax conservation land sales gains of $1.5 million, or $0.02 per share, compared to $3.2 million, or $0.04 per share, in the first quarter of 2003. Net income for the first six months of 2004 included after tax conservation land sales gains of $1.5 million, or $0.02 per share, compared to $11.4 million, or $0.15 per share, in the first six months of 2003.

      We report revenues from our four operating segments: towns & resorts development, commercial real estate development and services, land sales, and forestry. Real estate sales are generated from sales of housing units and developed homesites in our towns & resorts development segment, developed and undeveloped land and in-service buildings in our commercial real estate development and services segment, parcels of undeveloped land and developed rural sites in our land sales segment and occasionally sales of bulk land from our forestry segment. Realty revenues, consisting of property and asset management fees, construction management fees, and lease and sales commissions, are generated from the commercial real estate development and services segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate development and services segment. Other revenues are primarily club operations and management fees from the towns & resorts development segment and development fees from the commercial real estate development and services segment.

Consolidated Results

      Revenues and expenses. The following table sets forth a comparison of the revenues and expenses for the three–month and six-month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2003	Difference	% Change	2004	2003	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$177.6	$142.4	$35.2	25%	$313.3	$256.5	$56.8	22%
Realty	23.8	13.5	10.3	76	42.8	25.8	17.0	66
Timber sales	9.2	10.2	(1.0)	(10)	19.1	19.8	(0.7)	(4)
Rental	9.7	7.3	2.4	33	19.2	14.3	4.9	34
Other	12.2	8.7	3.5	40	19.6	13.4	6.2	46

Total	232.5	182.1	50.4	28	414.0	329.8	84.2	26

Expenses:
Cost of real estate sales	114.1	88.6	25.5	29	204.6	153.9	50.7	33
Cost of realty revenues	15.5	7.4	8.1	109	26.2	14.1	12.1	86
Cost of timber sales	5.7	6.8	(1.1)	(16)	11.8	13.6	(1.8)	(13)
Cost of rental revenues	3.6	3.5	0.1	3	7.4	6.5	0.9	14
Cost of other revenues	10.0	7.5	2.5	33	16.5	12.7	3.8	30
Other operating expenses	25.3	21.6	3.7	17	49.3	42.0	7.3	17

Total	$174.2	$135.4	$38.8	29%	$315.8	$242.8	$73.0	30%

      The increases in revenues from real estate sales and cost of real estate sales were in each case primarily due to increased sales in the towns & resorts development segment and, in the six months ended June 30, 2004, to the sale of a building in the commercial real estate development and services segment. Additionally, in the six months ended June 30, 2004, costs of real estate sales increased due to actual construction costs in excess of estimates at WaterSound Beach, one of our residential communities. (For a more detailed discussion of this increase, see “Critical Accounting Estimates — Investment in Real Estate and Cost of Real Estate Sales.” The increase in realty revenues was primarily due to increases in construction and brokerage revenues. The increase in cost of realty revenues was primarily associated with the increased revenues. The increases in rental revenues and cost of rental revenues were in each case primarily due to an increase in our investment in operating properties and improved leased percentages of rental property in the commercial real estate development and services segment. Timber revenue decreased due to a decrease in demand. Cost of timber revenues decreased primarily due to increased efficiencies in the cypress mill operation. Other revenues and cost of other revenues increased primarily due to increases in the towns & resorts development segment’s club operations. Other operating expenses increased primarily due to increases in marketing and project administration costs in the towns & resorts development segment and staffing costs in the commercial real estate development and services segment. For further discussion of revenues and expenses, see Segment Results below.

      Corporate expense. Corporate expense, which represents corporate general and administrative expenses, increased $0.8 million, or 9%, to $9.5 million in the second quarter of 2004, from $8.7 million in the second quarter of 2003. The increase was due to an increase of $1.4 million in compensation expense on restricted stock issuances and $0.8 million in miscellaneous corporate expenses, including increased audit and audit related fees, offset by an increase of $0.3 million in pension income and a decrease of $1.1 million in other employee benefits expenses. Corporate expense increased $3.9 million, or 27%, to $18.6 million in the first six months of 2004, from $14.7 million in the first six months of 2003. The increase was due to an increase of $1.8 million in compensation expense on restricted stock issuances, $0.7 million in other employee benefits expenses, and $1.4 in miscellaneous other corporate expenses, including increased audit and audit related fees.

      Depreciation and amortization. Depreciation and amortization increased $2.0 million, or 31%, to $8.4 million in the second quarter of 2004, compared to $6.4 million in the second quarter of 2003. The increase was due to a $1.1 million increase in depreciation resulting primarily from additional investments in commercial and residential operating property and property, plant and equipment and a $0.9 million increase in amortization resulting from an increase in intangible assets associated with our commercial operating properties. Depreciation and amortization increased $4.4 million, or 35%, to $16.8 million in the first six months of 2004, compared to $12.4 million in the first six months of 2003. The increase was due to a $2.0 million increase in depreciation resulting primarily from additional investments in commercial and residential operating property and property, plant and equipment and a $2.4 million increase in amortization resulting from an increase in intangible assets.

      Impairment losses. During the second quarter of 2004, we recorded a $2.0 million impairment loss related to one of our towns & resorts development projects in North Carolina. During the second quarter of 2003, we recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax.

      Other (expense) income. Other (expense) income was made up of investment income, interest expense, gains on sales and dispositions of assets and other income. Other income (expense) was $(2.3) million in the second quarter of 2004 and $(1.5) million in the second quarter of 2003. Other income (expense) was $(4.4) million in the first six months of 2004 and $(3.3) million in the first six months of 2003. Interest expense was higher in the 2004 periods due to new borrowings.

      Equity in income (loss) of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income (loss) of unconsolidated affiliates totaled $0.9 million in the second quarter of 2004 and less than $0.1 million in the second quarter of 2003. Equity in income (loss) of unconsolidated affiliates totaled $1.6 million in the first six months of 2004 and $(3.7) million in the first six months of 2003.

      The towns & resorts development segment recorded equity in the income (loss) of unconsolidated affiliates of $1.0 million for the second quarter of 2004, compared to $(0.2) million for the second quarter of 2003. The increase was primarily due to an increase in closings at Paseos and Rivercrest, two 50% owned unconsolidated affiliates. The towns & resorts development segment recorded equity in the income (loss) of unconsolidated affiliates of $2.0 million for the first six months of 2004, compared to $(4.1) million for the first six months of 2003. Equity in the income (loss) of unconsolidated affiliates for the first six months of 2003 included a $(3.5) million pre-tax charge representing estimates of future costs and future cash distributions associated with the completion of operations of Arvida / JMB Partners, L.P. (“Arvida/ JMB”), which completed its operations in 2003 and is winding up its affairs. Arvida/ JMB had no contribution to equity in (loss) income of unconsolidated affiliates in the first six months of 2004. Equity in the income (loss) of other joint ventures increased $2.7 million from $(0.6) million for the first six months of 2003 to $2.0 million for the first six months of 2004, primarily as a result of an increase in closings of residential sales at these unconsolidated affiliates.

      The commercial real estate development and services segment recorded equity in the income (loss) of unconsolidated affiliates of $(0.1) million in the second quarter of 2004, compared to $0.2 million in the second quarter of 2003 and $(0.4) million in the first six months of 2004, compared to $0.4 million in the first six months of 2003. Included were losses related to our 50% interest in the Codina Group, Inc. (“Codina”), a commercial services company in Coral Gables, Florida, in the amounts of $(0.7) million and $(0.3) million for the quarters ended June 30, 2004 and 2003, respectively, and $(0.9) million for the six months ended June 30, 2004. We recognized income of $0.4 million related to our investment in Codina for the six months ended June 30, 2003. Although the first six months of 2004 results were negative, we expect Codina to return to profitability in the near term.

      Income tax expense. Income tax expense totaled $14.2 million in the three months ended June 30, 2004 and $5.7 million in the three months ended June 30, 2003. Our effective tax rate was 39% and 37% in the three month periods ended June 30, 2004 and 2003, respectively. Income tax expense totaled $22.3 million in the first six months of 2004 and $14.3 million in first six months of 2003. Our effective tax rate was 39% and 37% in the six month periods ended June 30, 2004 and 2003, respectively. The increase was due to an increase in restricted stock deferred compensation, a portion of which is not deductible for tax purposes.

Segment Results

Towns & Resorts Development

      The table below sets forth the results of operations of our towns & resorts development segment for the three month and six month periods ended June 30, 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In millions)
Revenues:
Real estate sales	$158.9	$117.0	$257.3	$202.6
Rental revenues	0.3	0.3	0.5	0.4
Other revenues	11.8	8.1	18.9	12.1

Total revenues	171.0	125.4	276.7	215.1

Expenses:
Cost of real estate sales	110.3	82.7	186.6	143.9
Cost of rental revenues	0.1	0.5	0.5	0.9
Cost of other revenues	9.6	7.5	16.0	12.5
Other operating expenses	12.1	9.9	23.1	19.0
Depreciation and amortization	2.4	1.8	4.9	3.5
Impairment loss	2.0	—	2.0	—

Total expenses	136.5	102.4	233.1	179.8

Other income (expense)	(0.1)	—	(0.1)	0.1

Pretax income from continuing operations	$34.4	$23.0	$43.5	$35.4

      Our towns & resorts development division develops large-scale, mixed-use communities primarily on land we have owned for a long period of time. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland, and near Tallahassee, the state capital. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.

     Northwest Florida

      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County, Florida. We are building single-family and multi-family residences and selling developed homesites in WaterColor. At full build-out, the community is planned to include approximately 1,140 units, a beach club, tennis center, boat house, restaurant on an inland freshwater lake, a 60-room inn and restaurant, commercial space and parks. Among the amenities are the beach club and several community pools, the boat house, a fitness center, the Fresh Daily Market, the tennis facility, the Watercolor Inn and Fish Out of Water restaurant. Predevelopment activity continues for phase four, with development scheduled to begin later in 2004. Phase four, a 60-acre parcel on the east side of County Road 395, is planned to include approximately 185 units. Construction of the 11 residential units at the WaterColor Private Residence Club (“PRC”), adjacent to the WaterColor Inn, is expected to be completed in late 2004. Each PRC owner receives a deed to 1/8 interest in a specific residence and is entitled to a minimum of five weeks per year in that residence. From WaterColor’s inception through June 30, 2004, total contracts accepted or closed totaled 764 homes and homesites and 49 Private Residence Club (“PRC”) shares.

      WaterSound Beach is located approximately four miles east of WaterColor. Situated on approximately 256 acres, this gated beachfront community is currently expected to have 499 units at full build-out. Construction has started on the initial 49 units of Compass Point, a 92-unit neighborhood of multi-family residences. As of June 30, 2004, contracts had been accepted for 24 units in Compass Point II, with another contract expected to be accepted in the third quarter of 2004. At Compass Point I, 24 units are scheduled to be released for sale in the third quarter of 2004. The remaining units are scheduled for sales release in 2005 and 2006. In addition, there were 18 single-family home sites released, contracted and closed during the second quarter of 2004. As of June 30, 2004, there were 95 single family home sites remaining which had not been released for sale, including 8 on the beachfront and 33 slated for homes to be constructed by the Company. From WaterSound Beach’s inception through June 30, 2004, contracts for 335 units were accepted or closed.

      We began infrastructure construction in the second quarter on WaterSound, located on 1,443 acres of timberland between U.S. Highway 98 and the Intracoastal Waterway. The master plan calls for a full package of amenities, including golf courses, tennis, access to Lake Powell, and the opportunity to purchase memberships in a beach club at WaterSound Beach and Camp Creek Golf Club. We have final land-use approval for 487 of 1,060 units planned for the community, with the balance in a Development of Regional Impact (“DRI”) process. This initial phase of WaterSound also provides for 35,000 square feet of commercial space. Progress is expected on the DRI by the end of 2004. Although additional permits are required, sales are expected to begin in late 2005 or 2006.

      We have final land use approvals for 197 units at WaterSound West Beach, a gated community located approximately one mile west of WaterSound Beach on the beach side of County Road 30A. A number of environmental regulatory steps remain before construction can begin. Sales are expected to begin in 2005.

      During the second quarter of 2004, land-use approvals were finalized for WindMark Beach, consisting of 1,662 residential units in a mixed use development on approximately 2,080 acres in Gulf County, Florida. WindMark Beach includes a previously approved 80-acre first phase, with 110 home sites, seven of which remain unsold or not under contract. Although additional regulatory steps remain, sales in the new phases of WindMark Beach are scheduled to begin in 2005. Plans for WindMark Beach include a 3.5 mile public beachfront trail system, with no residential development planned seaward of the beachfront trails. From WindMark Beach’s inception through June 30, 2004, contracts for 103 homesites were accepted or closed.

      SouthWood, four miles east of the state capitol building in Tallahassee, Florida, is entitled for 4,770 residential units plus retail shops, restaurants, community facilities, light industrial sites and professional offices. Certain regulatory approvals are required prior to commencing development on construction in Phase II that is scheduled to begin in the 2006-2007 timeframe. From SouthWood’s inception through June 30, 2004, contracts for 715 units were accepted or closed.

      SummerCamp is located in Franklin County, Florida, approximately 45 miles south of Tallahassee on the Gulf Coast. With nearly 4 miles of waterfront, the community is planned for 499 units on 762 acres of timberland. Current plans call for beach clubs, observation piers, gathering pavilions, a canoe and kayak boathouse, a community dock and nature trails. On July 9, 2004, with the second release of homesites for sale, 296 potential buyers sought reservations for 12 homesites at SummerCamp. Pending the receipt of regulatory and environmental permits, infrastructure construction is expected to begin in the third quarter of 2004, with closings expected to begin in the fourth quarter of 2004.

     Northeast Florida

      RiverTown is being planned for approximately 4,500 units situated on 4,170 acres located in St. Johns County, Florida, south of Jacksonville, with 3.5 miles of frontage on the St. Johns River. RiverTown is being designed for a wide range of housing options, retail and commercial areas and amenities designed to build a sense of community, including a 58-acre riverfront public park. Land use entitlements for RiverTown were finalized in the second quarter of 2004, with sales expected to start in 2006.

      In the second quarter of 2004, construction continued on infrastructure for the final phases of St. Johns Golf and Country Club. Sales in this community are expected to be completed by early 2006. From its inception through June 30, 2004, contracts for 585 units of this 799 unit community were accepted or closed.

     Central Florida

      Victoria Park, located in Volusia County in central Florida, is situated on approximately 1,859 acres we acquired near Interstate 4 in Deland, Florida, between Daytona Beach and Orlando. Plans for Victoria Park include approximately 4,000 residences built among parks, lakes and conservation areas. From Victoria Park’s inception through June 30, 2004, contracts for 501 units were accepted or closed.

      Artisan Park, a 160-acre village located in Celebration, Florida, near Orlando, is being developed through a joint venture managed by us in which we own 74%. Plans include approximately 314 single-family homes and 302 condominiums as well as parks, trails, and an outdoor performance area and community clubhouse with a fitness center, pool and educational and recreational programs. From Artisan Park’s inception through June 30, 2004, contracts for 208 units were accepted or closed.

Three Months Ended June 30

      Real estate sales include sales of homes and homesites and sales of land. Cost of real estate sales includes direct costs, selling costs and other indirect costs. In the second quarter of 2004, the components of cost of real estate sales were $90.9 million in direct costs, $7.9 million in selling costs, and $11.4 million in other indirect costs. In the second quarter of 2003, the components of cost of real estate sales were $69.9 million in direct costs, $5.6 million in selling costs, and $7.4 million in other indirect costs. The overall increase in real estate sales was primarily due to an increase in the number of units sold and higher selling prices. Cost of real estate sales increased primarily due to the increased volume of sales. Increases in real estate sales and cost of real estates sales were both partially offset by a decrease in revenues and cost of sales recorded on multi-family residences using the percentage-of-completion method of accounting.

      Sales of homes in the second quarter of 2004 totaled $113.7 million, with related cost of sales of $97.0 million, resulting in a gross profit percentage of 15%, compared to sales in the second quarter of 2003 of $94.8 million, with cost of sales of $74.6 million, resulting in a gross profit percentage of 21%. The decrease in gross profit percentage was primarily due to fewer high margin condominiums being built and under contract at WaterSound Beach, causing a decrease in the gross profit recognized using the percentage-of-completion method of accounting. Margins were also impacted by a $1.7 million expense taken in the second quarter of 2004 for warranty costs in excess of the warranty reserves at Summerwood, a small primary home community completed in 2002.

      Cost of real estate sales for homes in the second quarter of 2004 consisted of $81.1 million in direct costs, $5.8 million in selling costs, and $10.1 million in indirect costs. Cost of real estate sales for homes in the second quarter of 2003 consisted of $63.4 million in direct costs, $4.5 million in selling costs, and $6.7 million in indirect costs.

      Sales of homesites in the second quarter of 2004 totaled $44.8 million, with related cost of sales of $13.2 million, resulting in a gross profit percentage of 70%, compared to sales in the second quarter of 2003 of $21.6 million, with related cost of sales of $8.3 million, resulting in a gross profit percentage of 62%. The increase in gross profit percentage was primarily due to an increase in the number of homesite closings and better pricing at WaterColor, WaterSound Beach and Windmark Beach. Cost of real estate sales for homesites in the second quarter of 2004 consisted of $9.8 million in direct costs, $2.1 million in selling costs, and $1.3 million in indirect costs. Cost of real estate sales for homesites in the second quarter of 2003 consisted of $6.5 million in direct costs, $1.1 million in selling costs, and $0.7 million in indirect costs.

      The following table sets forth home and homesite sales activity by individual developments:

	Three Months Ended				Three Months Ended
	June 30, 2004				June 30, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in Millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	2	$2.1	$1.8	$0.3	1	$0.8	$0.6	$0.2
Multi-family	—	—	—	—	—	0.2	0.2	—
Private Residence Club	—	4.3	2.3	2.0	—	—	—	—
Homesites	47	26.8	8.3	18.5	27	9.5	3.3	6.2
WaterSound Beach:
Multi-family homes	—	11.1	6.9	4.2	—	30.9	18.3	12.6
Homesites	18	10.9	2.5	8.4	21	8.3	3.1	5.2
Bay County:
The Hammocks:
Homes	10	1.4	1.3	0.1	11	1.6	1.5	0.1
Homesites	38	1.4	0.7	0.7	9	0.3	0.2	0.1
Palmetto Trace: Homes	25	3.8	3.4	0.4	19	2.7	2.5	0.2
Summerwood: Homes	—	—	1.7	(1.7)	—	—	—	—
Woodrun: Homes	—	—	—	—	—	—	—	—
Leon County:
SouthWood:
Homes	34	8.4	7.1	1.3	29	5.3	4.4	0.9
Homesites	4	0.5	0.2	0.3	22	2.1	1.0	1.1
Gulf County:
Windmark Beach: Homesites	3	3.1	0.5	2.6	—	—	—	—
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	28	10.2	8.2	2.0	30	9.2	7.7	1.5
Homesites	7	0.8	0.3	0.5	21	1.1	0.5	0.6
Duval County:
James Island: Homes	6	2.3	2.2	0.1	21	6.9	6.0	0.9
Hampton Park: Homes	21	6.7	6.0	0.7	8	2.5	2.1	0.4
Central Florida:
Osceola County:
Artisan Park:
Homes	12	5.5	3.8	1.7	—	—	—	—
Homesites	3	0.5	0.3	0.2	—	—	—	—
Volusia County:
Victoria Park:
Homes	52	11.5	9.9	1.6	26	4.7	4.2	0.5
Homesites	10	0.8	0.4	0.4	3	0.3	0.1	0.2
North Carolina and South Carolina:
Saussy Burbank:
Homes	220	46.4	42.4	4.0	146	29.9	27.1	2.8
Homesites	—	—	—	—	5	0.1	0.1	—

Total	540	$158.5	$110.2	$48.3	399	$116.4	$82.9	$33.5

      Revenue and costs of sales associated with multi-family units and PRC units under construction are recognized using the percentage of completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than

10% for a multi-family unit or a PRC unit, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound Beach community, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. For PRC units, a 10% deposit is required. All deposits are non-refundable (subject to a 10-day waiting period as required by law) except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are signed and deposits made are recognized on the full accrual method of accounting, as contracts are closed.

      At WaterColor, the average price of a single-family residence sold in the second quarter of 2004 increased to $1,060,000 from $792,000 in the second quarter of 2003. The gross profit percentage from single-family residence sales decreased to 14% in the second quarter of 2004 from 25% in the second quarter of 2003. The increase in price is primarily due to an increase in base prices as a result of market appreciation. The decrease in gross profit percentage is primarily due to an increase in construction costs. The average price of a homesite sold in the second quarter of 2004 was $576,000, compared to $356,000 in the second quarter of 2003. The increase in average price was primarily due to the mix of relative size and location of the homesites sold. The gross profit percentage from homesite sales increased slightly to 69% in the second quarter of 2004 from 65% in the second quarter of 2003 due to the increase in average price, partially offset by increases in development costs associated with amenities and roadway improvement. In the second quarter of 2004, there was no revenue or gross profit recognized on the sale of multi-family residences due to the wind up of the sale of multi-family residences in 2003.

      At WaterSound Beach, the gross profit percentage from sales of multi-family residences, for which the percentage of completion method of accounting is used, was 38% in the second quarter of 2004, all of which was generated by sales at the new Compass Point community. In the second quarter of 2003, the gross profit percentage generated from sales of multi-family residences was 41%, all of which was generated by sales at the WaterSound Bridges community. The average price of a homesite sold in the second quarter of 2004 increased to $614,000 from $393,000 in the second quarter of 2003, primarily as a result of price increases on comparable homesites and the mix of relative locations of the homesites sold in each period. The gross profit percentage on homesites increased to 77% in the second quarter of 2004 from 63% in the second quarter of 2003, primarily due to the increase in average price and lower total development costs.

      At Summerwood, there was a $1.7 million expense taken in the second quarter of 2004 for warranty costs in excess of warranty reserves.

      At WindMark Beach, there were no closings in the second quarter of 2003 due to the timing of the release of homesites offered for sale.

      At SouthWood, the gross profit percentage on homesite sales increased to 60% in the second quarter of 2004 from 52% in the second quarter of 2003, primarily due to the sale of larger lots with higher margins in the second quarter of 2004.

      At St. Johns Golf and Country Club, the gross profit percentage on home sales increased to 20% in the second quarter of 2004 from 16% in the second quarter of 2003, primarily due to price increases on comparable homes sold in each period. The gross profit percentage on homesite sales increased to 63% in the second quarter of 2004 from 55% in the second quarter of 2003, primarily due to the mix of size of the homesites sold in each period.

      At James Island, the gross profit percentage on home sales decreased to 4% in the second quarter of 2004 from 13% in the second quarter of 2003 primarily due to the winding down of the sales activity in the community.

      At Hampton Park, the gross profit percentage on home sales decreased to 10% in the second quarter of 2004 from 16% in the second quarter of 2003, primarily due to increased marketing and real estate costs.

      At Victoria Park, the gross profit percentage on home sales increased to 14% in the second quarter of 2004 from 11% in the second quarter of 2003, primarily due to a change in the mix of relative sizes and locations of homes sold in each period. The gross profit percentage on homesite sales decreased to 50% in the second quarter of 2004 from 66% in the second quarter of 2003, primarily due to the sale of more lots with higher development costs in the second quarter of 2004.

      At Saussy Burbank, based in Charlotte, North Carolina, gross profit remained constant at 9% for the three month periods ended June 30, 2004 and 2003. During the second quarter of 2004, we recorded an impairment loss of $2.0 million related to one of Saussy Burbank’s community development projects that experienced higher than expected development costs and a reduction in planned homesites due to site development constraints.

      Other revenues totaled $11.8 million in the second quarter of 2004 with $9.6 million in related costs, compared to revenues totaling $8.1 million in the second quarter of 2003 with $7.5 million in related costs. These included revenues from the WaterColor Inn, other resort operations and management fees.

      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $2.2 million in the second quarter of 2004 compared to the second quarter of 2003. The increase was primarily due to increases in marketing and project administration costs attributable to the increase in residential development activity.

Six Months Ended June 30

      Real estate sales include sales of homes and homesites and sales of land. Cost of real estate sales includes direct costs, selling costs and other indirect costs. In the first six months of 2004, the components of cost of real estate sales were $155.1 million in direct costs, $13.1 million in selling costs, and $18.5 million in other indirect costs. In the first six months of 2003, the components of cost of real estate sales were $121.7 million in direct costs, $9.6 million in selling costs, and $12.7 million in other indirect costs. The overall increase in real estate sales was primarily due to an increase in the number of units sold and higher selling prices. Cost of real estate sales increased primarily due to the increased volume of sales. Increases in real estate sales and cost of real estates sales were both partially offset by a decrease in revenues and cost of sales recorded on multi-family residences because the majority of the gross profit on units closed in the first six months of 2004 was recognized in 2003 due to the percentage-of-completion method of accounting.

      Sales of homes in the first six months of 2004 totaled $188.3 million, with related cost of sales of $164.1 million, resulting in a gross profit percentage of 13%, compared to sales in the first six months of 2003 of $162.7 million, with cost of sales of $129.9 million, resulting in a gross profit percentage of 20%. Revenue for multi-family residences under construction at WaterSound Beach is recognized, in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (FAS 66), using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. As a result of one of the projects being substantially complete as of December 31, 2003, we had recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the first quarter of 2004, we incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represented changes to the original construction cost estimates for this project. The decrease in gross profit percentage on multi-family home sales at WaterSound Beach was due to these additional construction costs and to fewer high margin condominiums being built and under contract at WaterSound Beach in the first six months of 2004 compared to the first six months of 2003.

      Cost of real estate sales for homes in the first six months of 2004 consisted of $138.0 million in direct costs, $9.9 million in selling costs, and $16.2 million in indirect costs. Cost of real estate sales for homes in the first six months of 2003 consisted of $110.5 million in direct costs, $7.8 million in selling costs, and $11.6 million in indirect costs.

      Sales of homesites in the first six months of 2004 totaled $68.5 million, with related cost of sales of $22.6 million, resulting in a gross profit percentage of 67%, compared to sales in the first six months of 2003 of

$38.9 million, with related cost of sales of $14.1 million, resulting in a gross profit percentage of 64%. The increase in gross profit percentage was due to better pricing at WaterColor, WaterSound Beach, and Windmark Beach, partially offset by an increase in cost of sales at WaterColor. Cost of real estate sales for homesites in the first six months of 2004 consisted of $17.1 million in direct costs, $3.2 million in selling costs, and $2.3 million in indirect costs. Cost of real estate sales for homesites in the first six months of 2003 consisted of $11.2 million in direct costs, $1.8 million in selling costs, and $1.1 million in indirect costs.

      The following table sets forth home and homesite sales activity by individual developments:

	Six Months Ended				Six Months Ended
	June 30, 2004				June 30, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	sales	Profit	Units	Revenues	sales	Profit

	(Dollars in Millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	7	$6.0	$4.5	$1.5	2	$1.7	$1.2	$0.5
Multi-family	—	—	—	—	7	2.6	2.2	0.4
Private Residence Club	—	6.2	3.5	2.7	—	—	—	—
Homesites	107	43.3	15.0	28.3	43	14.4	4.9	9.5
WaterSound Beach:
Multi-family homes	50	12.1	10.2	1.9	—	48.8	29.3	19.5
Homesites	29	15.0	3.7	11.3	29	14.6	5.1	9.5
Bay County:
The Hammocks:
Homes	31	4.7	4.4	0.3	22	3.0	2.7	0.3
Homesites	38	1.4	0.7	0.7	29	0.9	0.7	0.2
Palmetto Trace: Homes	35	5.6	5.0	0.6	33	4.8	4.4	0.4
Summerwood: Homes	—	—	1.7	(1.7)	—	—	—	—
Woodrun: Homes	—	—	(0.1)	0.1	—	—	—	—
Leon County:
SouthWood:
Homes	87	20.1	16.8	3.3	54	10.1	8.6	1.5
Homesites	14	1.3	0.6	0.7	30	2.8	1.3	1.5
Gulf County:
Windmark Beach: Homesites	3	3.1	0.5	2.6	6	3.6	0.7	2.9
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	50	17.3	14.1	3.2	47	14.4	12.2	2.2
Homesites	19	1.7	0.7	1.0	21	1.1	0.5	0.6
Duval County:
James Island: Homes	10	3.8	3.4	0.4	34	10.8	9.5	1.3
Hampton Park: Homes	34	11.2	9.8	1.4	17	5.4	4.7	0.7
Central Florida:
Osceola County:
Artisan Park:
Homes	16	6.9	4.9	2.0	—	—	—	—
Homesites	9	1.4	0.8	0.6	—	—	—	—
Volusia County:
Victoria Park:
Homes	83	17.9	15.5	2.4	48	9.3	8.2	1.1
Homesites	16	1.3	0.7	0.6	13	1.0	0.5	0.5

	Six Months Ended				Six Months Ended
	June 30, 2004				June 30, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	sales	Profit	Units	Revenues	sales	Profit

	(Dollars in Millions)
North Carolina and South Carolina:
Saussy Burbank:
Homes	367	76.5	70.3	6.2	251	51.8	46.8	5.0
Homesites	—	—	—	—	19	0.5	0.5	—

Total	1,005	$256.8	$186.7	$70.1	705	$201.6	$144.0	$57.6

      At WaterColor, the average price of a single-family residence sold in the first six months of 2004 increased slightly to $857,000 from $849,000 in the first six months of 2003. An increase in base price was partially offset by decreases in prices due to the mix of relative sizes and locations of homes sold. The gross profit percentage from single-family residence sales decreased to 25% in the first six months of 2004 from 29% in the first six months of 2003, primarily due to the mix of relative location and size of the home sales closed in each period. The average price of a homesite sold in the first six months of 2004 was $400,000, compared to $337,000 in the first six months of 2003. The gross profit percentage from homesite sales was 65% in the first six months of 2004 and 66% in the first six months of 2003. Increases due to the mix of relative size and location of the homesites sold were offset by increases in development costs associated with amenities and roadway improvement. In the first six months of 2004, there was no revenue or gross profit recognized on the sale of multi-family residences due to the wind up of the sale of multi-family residences in 2003.

      At WaterSound Beach, the gross profit percentage on sales of multi-family residences decreased to 16% in the first six months of 2004 from 40% in the first six months of 2003, primarily due to an increase in the cost of revenues associated with the 80 completed and sold multi-family residences caused by actual construction costs in excess of estimates in the first quarter of 2004. For the 50 multi-family units that closed in the first six months of 2004, most of the contribution to income was recorded in 2003 due to percentage of completion accounting. The gross profit percentage on homesites increased to 75% in the first six months of 2004 from 65% in the first six months of 2003, primarily due to price increases and a decrease in development costs.

      At The Hammocks, the gross profit percentage on homesite sales increased to 50% in the first six months of 2004 from 22% in the first six months of 2003, primarily due to price increases and a decrease in development costs. The gross profit percentage on home sales decreased to 6% in the first six months of 2004 from 10% in the first six months of 2003 due to a change in the mix of relative size and location of homes sold in each period.

      At St. Johns Golf and Country Club, the gross profit percentage on home sales increased to 18% in the first six months of 2004 from 15% in the first six months of 2003 primarily due to price increases on comparable homes sold in each period. The gross profit percentage on homesite sales increased to 59% in the first six months of 2004 from 52% in the first six months of 2003, primarily due to the mix of the relative size of the homesites sold in each period.

      At Saussy Burbank, the gross profit percentage on home sales decreased to 8% in the first six months of 2004 from 10% in the first six months of 2003 due to a margin decline associated with selective discounting of sales prices on components of inventory. During the first six months of 2004, we recorded an impairment loss of $2.0 million related to one of Saussy Burbank’s community development projects.

      Other revenues totaled $18.9 million in the first six months of 2004 with $16.0 million in related costs, compared to revenues totaling $12.1 million in the first six months of 2003 with $12.5 million in related costs. These included revenues from the WaterColor Inn, other resort operations and management fees.

      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $4.1 million during the first six months of 2004 compared to the first six months of 2003. The increase was primarily due to increases in marketing and project administration costs attributable to the increase in residential development activity.

Commercial Real Estate Development and Services

      The table below sets forth the results of operations of our commercial real estate development and services segment for the three month and six month periods ended June 30, 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In millions)
Revenues:
Real estate sales	$4.7	$8.7	$19.3	$14.2
Realty revenues	23.8	13.4	42.8	25.7
Rental revenues	9.4	7.0	18.7	13.9
Other revenues	0.4	0.6	0.8	1.3

Total revenues	38.3	29.7	81.6	55.1

Expenses:
Cost of real estate sales	2.0	3.7	14.2	4.2
Cost of realty revenues	15.5	7.4	26.2	14.1
Cost of rental revenues	3.4	3.0	6.9	5.7
Other operating expenses	11.1	9.1	21.6	17.8
Depreciation and amortization	3.9	2.6	7.8	5.0
Impairment losses	—	14.1	—	14.1

Total expenses	35.9	39.9	76.7	60.9

Other income (expense)	(1.4)	(1.4)	(2.8)	(2.8)

Pretax income from continuing operations	$1.0	$(11.6)	$2.1	$(8.6)

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

Three Months Ended June 30

      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $2.4 million, or 34%, in the second quarter of 2004 compared to the second quarter of 2003, due to three buildings with an aggregate of 752,000 square feet placed in service or acquired since June 30, 2003 and an increase in the overall leased percentage, partially offset by the sale of a building with 100,000 square feet on February 12, 2004. Operating expenses related to these revenues increased $0.4 million, or 13% primarily due to the three buildings acquired since June 30, 2003. As of June 30, 2004, our commercial real estate development and services segment had interests in 24 operating properties with 2.9 million total rentable square feet in service, including one building, totaling approximately 0.1 million square feet, that was owned by partnerships and accounted for using the equity method of accounting. At June 30, 2003, our commercial real estate development and services segment had interests in 20 operating properties with 2.5 million total rentable square feet in service, including three buildings, totaling 0.4 million square feet, that were owned by partnerships and accounted for using the equity method of accounting. Excluding buildings accounted for using the equity method of accounting, the overall leased percentage increased to 85% at June 30, 2004, compared to 79% at June 30, 2003. Further information about commercial income producing properties that we owned or managed, along with results of operations for the three month periods ended June 30, 2004 and 2003, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable		Percentage
		Square Feet	Leased at	Square Feet		Leased at
		at June 30,	June 30,	at June 30,		June 30,
	Location	2004	2004	2003		2003

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	149,000	79%	149,000		93%
Prestige Place I and II	Clearwater, FL	144,000	91	144,000		83
Lakeview	Tampa, FL	126,000	78	126,000		77
Palm Court	Tampa, FL	60,000	68	60,000		67
Westside Corporate Center	Plantation, FL	(a)	(a)	100,000		84
280 Interstate North	Atlanta, GA	126,000	75	126,000		67
Southhall Center	Orlando, FL	155,000	49	155,000		88
1133 20th Street	Washington, DC	119,000	99	119,000		99
1750 K Street(d)	Washington, DC	152,000	90	152,000		92
Millenia Park One	Orlando, FL	158,000	84	158,000		57
Beckrich Office	Panama City Beach, FL	67,000	72	34,000		88
5660 New Northside	Atlanta, GA	273,000	96	273,000		89
SouthWood Office One	Tallahassee, FL	89,000	92	89,000		50
Crescent Ridge	Charlotte, NC	158,000	100		(b)		(b)
Windward Plaza Portfolio	Atlanta, GA	465,000	89		(b)		(b)
245 Riverside	Jacksonville, FL	136,000	56		(c)		(c)
Overlook	Richmond, VA	129,000	100		(b)		(b)

Subtotal/Average		2,506,000	84%	1,685,000		81%

Development property:
Westchase Corporate Center(d)	Houston, TX	184,000	94%	184,000		92%
TNT Logistics	Jacksonville, FL	99,000	94	99,000		77
245 Riverside	Jacksonville, FL	(c)	(c)	134,000		38

Subtotal/Average		283,000	94	417,000		71

Total/Average		2,789,000	85%	2,102,000		79%

(a)	On February 12, 2004, we sold Westside Corporate Center.

(b)	These properties were acquired after the date reported.

(c)	245 Riverside was transferred from development property to buildings purchased with tax-deferred proceeds after the date reported.

(d)	These buildings are reflected as discontinued operations in the consolidated financial statements and footnotes to the consolidated financial statements. 1750 K Street was sold on July 30, 2004.

	Three Months Ended June 30, 2004					Three Months Ended June 30, 2003

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$0.7	$0.3	$0.4	$(0.3)	$0.1	$0.8	$0.3	$0.5	$(0.4)	$0.1
Prestige Place I and II	0.6	0.3	0.3	(0.3)	—	0.6	0.3	0.3	(0.3)	—
Lakeview	0.5	0.2	0.3	(0.3)	—	0.5	0.3	0.2	(0.3)	(0.1)
Palm Court	0.1	0.1	—	—	—	0.1	0.1	—	(0.1)	(0.1)
Westside Corporate Center	—	(0.1)	0.1	—	0.1	0.5	0.2	0.3	(0.3)	—
280 Interstate North	0.4	0.2	0.2	(0.2)	—	0.5	0.2	0.3	(0.3)	—
Southhall Center	0.3	0.2	0.1	(0.4)	(0.3)	0.7	0.2	0.5	(0.4)	0.1
1133 20th Street	1.0	0.4	0.6	(0.5)	0.1	0.9	0.4	0.5	(0.5)	—
Millenia Park One	0.6	0.1	0.5	(0.5)	—	0.4	0.2	0.2	(0.3)	(0.1)
Beckrich Office	0.1	0.1	—	—	—	0.2	0.1	0.1	—	0.1
5660 New Northside	1.5	0.5	1.0	(0.4)	0.6	1.6	0.4	1.2	(0.3)	0.9
SouthWood Office One	0.2	0.1	0.1	(0.1)	—	—	—	—	(0.1)	(0.1)
Crescent Ridge	0.8	0.2	0.6	(0.5)	0.1	—		—	—	—
Windward Plaza	1.9	0.5	1.4	(0.8)	0.6	—		—	—	—
245 Riverside(c)	0.1	0.2	(0.1)	(0.2)	(0.3)	—	—	—	—	—
Overlook I and II	0.2	—	0.2	(0.2)	—	—	—	—	—	—

Subtotal	$9.0	$3.3	$5.7	$(4.7)	$1.0	$6.8	$2.7	$4.1	$(3.3)	$0.8
Development property:
TNT Logistics	0.4	0.1	0.3	(0.3)	—	0.3	0.1	0.2	(0.2)	—
245 Riverside(c)	—	—	—	—	—	0.3	0.2	0.1	(0.2)	(0.1)
Other	—	—	—	—	—	(0.4)	—	(0.4)	0.4	—

Subtotal	$0.4	$0.1	$0.3	$(0.3)	$—	$0.2	$0.3	$(0.1)	$—	$(0.1)

Total	$9.4	$3.4	$6.0	$(5.0)	$1.0	$7.0	$3.0	$4.0	$(3.3)	$0.7

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.

(c)	245 Riverside was transferred from development property to buildings purchased with tax-deferred proceeds during the first quarter of 2004.

      At Southhall Center, the loss of a large tenant caused a decrease in the leased percentage and rental revenues. We are now marketing this space.

      Realty revenues. Advantis’ realty revenues in the second quarter of 2004 increased $10.4 million, or 78%, over the second quarter of 2003, primarily due to increases in construction and brokerage revenues. Cost of Advantis’ realty revenue increased $8.1 million, or 109%, primarily due to increased costs associated with the increase in construction and brokerage revenues. Advantis’ other operating expenses, consisting of office administration expenses, increased to $8.3 million in the second quarter of 2004 from $7.2 million in the second quarter of 2003, a 15% increase, primarily due to an increase in staffing costs. Advantis recorded a pre-tax loss of $(0.3) million for the second quarter of 2004 after eliminations of intercompany profits of $0.5 million, compared to $(15.5) million for the second quarter of 2003, including the 2003 impairment loss of $(14.1) million and after eliminations of intercompany profits of $0.3 million.

      Real estate sales. Total proceeds from land sales in the second quarter of 2004 were $4.7 million, with a pre-tax gain of $2.7 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	1	42	$1.5	$36
Improved	8	15	1.9	128
Texas	1	3	1.3	479

Total/Average	10	60	$4.7	$79

      During the second quarter of 2003, total proceeds from land sales were $8.7 million, with a pre-tax gain of $5.0 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	3	13	$1.5	$114
Improved	8	47	6.2	131
Texas	1	2	1.0	449

Total/Average	12	62	$8.7	$139

      There were no building sales during the three month periods ended June 30, 2004 and 2003. On July 30, 2004, the Company sold 1750 K Street for an approximate pre-tax gain of $7.5 million.

      Depreciation and amortization, primarily consisting of depreciation on operating properties and amortization of lease intangibles, was $3.9 million in the second quarter of 2004 compared to $2.6 million in the second quarter of 2003.

Six Months Ended June 30

      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $4.8 million, or 35%, in the first six months of 2004 compared to the first six months of 2003, primarily due to three buildings with an aggregate of 752,000 square feet placed in service or acquired since June 30, 2003 and an increase in the overall leased percentage, partially offset by the sale of a building with 100,000 square feet on February 12, 2004. Operating expenses related to these revenues increased $1.2 million, or 21% primarily due to the three buildings acquired since June 30, 2003. As of June 30, 2004, our commercial real estate development and services segment had interests in 24 operating properties with 2.9 million total rentable square feet in service, including one building, totaling approximately 0.1 million square feet, that was owned by partnerships and accounted for using the equity method of accounting. At June 30, 2003, our commercial real estate development and services segment had interests in 20 operating properties with 2.5 million total rentable square feet in service, including three buildings, totaling 0.4 million square feet, that were owned by partnerships and accounted for using the equity method of accounting. Excluding buildings accounted for using the equity method of accounting, the overall leased percentage increased to 85% at June 30, 2004, compared to 79% at June 30, 2003. Further information about commercial income producing properties that we owned or managed, along with results of operations for the three month periods ended June 30, 2004 and 2003, is presented in the table below.

	Six Months Ended June 30, 2004					Six Months Ended June 30, 2003

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$1.4	$0.5	$0.9	$(0.7)	$0.2	$1.4	$0.5	$0.9	$(0.8)	$0.1
Prestige Place I and II	1.1	0.5	0.6	(0.6)	—	1.1	0.5	0.6	(0.6)	—
Lakeview	1.0	0.4	0.6	(0.6)	—	1.0	0.5	0.5	(0.6)	(0.1)
Palm Court	0.3	0.2	0.1	(0.1)	—	0.2	0.2	—	(0.2)	(0.2)
Westside Corporate Center	—	0.1	(0.1)	(0.2)	(0.3)	1.0	0.4	0.6	(0.6)	—
280 Interstate North	0.8	0.4	0.4	(0.4)	—	0.9	0.4	0.5	(0.5)	—
Southhall Center	0.8	0.4	0.4	(0.9)	(0.5)	1.4	0.4	1.0	(0.8)	0.2
1133 20th Street	2.0	0.8	1.2	(0.9)	0.3	1.9	0.7	1.2	(1.0)	0.2
Millenia Park One	1.2	0.3	0.9	(0.9)	—	0.8	0.4	0.4	(0.7)	(0.3)
Beckrich Office	0.2	0.2	—	(0.2)	(0.2)	0.4	0.2	0.2	(0.1)	0.1
5660 New Northside	3.0	0.9	2.1	(0.9)	1.2	3.2	0.9	2.3	(0.7)	1.6
SouthWood Office One	0.3	0.2	0.1	(0.2)	(0.1)	—	—	—	(0.1)	(0.1)
Crescent Ridge	1.6	0.4	1.2	(0.8)	0.4	—	—	—	—	—
Windward Plaza	3.8	1.0	2.8	(1.5)	1.3	—	—	—	—	—
245 Riverside(c)	0.2	0.4	(0.2)	(0.5)	(0.7)	—	—	—	—	—
Overlook I and II	0.2	—	0.2	(0.2)	—

Subtotal	$17.9	$6.7	$11.2	$(9.6)	$1.6	$13.3	$5.1	$8.2	$(6.7)	$1.5
Development property:
TNT Logistics	0.8	0.2	0.6	(0.5)	0.1	0.7	0.3	0.4	(0.3)	0.1
245 Riverside(c)	—	—	—	—	—	0.3	0.2	0.1	(0.2)	(0.1)
Other	—	—	—	—	—	(0.4)	0.1	(0.5)	0.2	(0.3)

Subtotal	$0.8	$0.2	$0.6	$(0.5)	$0.1	$0.6	$0.6	$—	$(0.3)	$(0.3)

Total	$18.7	$6.9	$11.8	$(10.1)	$1.7	$13.9	$5.7	$8.2	$(7.0)	$1.2

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.

(c)	245 Riverside was transferred from development property to buildings purchased with tax-deferred proceeds during the first quarter of 2004.

      Realty revenues. Advantis’ realty revenues in the first six months of 2004 increased $17.1 million, or 67%, over the first six months of 2003, due to increases in construction and brokerage revenues. Cost of Advantis’ realty revenue increased $12.1 million, or 86%, primarily due to increased costs associated with the increase in construction and brokerage revenues. Advantis’ other operating expenses, consisting of office administration expenses, increased to $16.5 million in the first six months of 2004 from $14.0 million in the first six months of 2003, an 18% increase, primarily due to an increase in staffing costs. Advantis recorded a pre-tax loss of $(0.4) million for the first six months of 2004, compared to $(17.1) million for the first six months of 2003, including the 2003 impairment loss of $(14.1) million.

      Real estate sales. Total proceeds from land sales in the first six months of 2004 were $7.3 million, with a pre-tax gain of $5.1 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	6	116	$3.9	$33
Improved	10	23	2.1	95
Texas	1	3	1.3	479

Total/Average	17	142	$7.3	$52

      On February 12, 2004, we sold the 100,000-square-foot Westside Corporate Center building in Plantation, Florida, for proceeds of $12.0 million, with no pre-tax gain. The operations of Westside Corporate Center have not been recorded as a discontinued operation due to the fact that our affiliate continues to provide brokerage and leasing services for the building.

      During the first six months of 2003, total proceeds from land sales were $14.2 million, with a pre-tax gain of $10.0 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	9	142	$5.9	$41
Improved	17	69	7.3	105
Texas	1	2	1.0	449

Total/Average	27	213	$14.2	$66

      There were no building sales during the first six months of 2003.

      Depreciation and amortization, primarily consisting of depreciation on operating properties and amortization of lease intangibles, was $7.8 million in the first six months of 2004 compared to $5.0 million in the first six months of 2003.

     Land Sales

      The table below sets forth the results of operations of our land sales segment for the three and six month periods ended June 30, 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

		(In millions)
Revenues:
Real estate sales	$14.0	$16.7	$36.7	$39.7

Expenses:
Cost of real estate sales	1.8	2.2	3.8	5.8
Cost of other revenues	0.3	—	0.5	0.1
Other operating expenses	1.5	1.7	3.1	3.2
Depreciation and amortization	0.1	—	0.2	0.1

Total expenses	3.7	3.9	7.6	9.2

Pretax income from continuing operations	$10.3	$12.8	$29.1	$30.5

      Land sales activity for the three month and six month periods ended June 30, 2004 and 2003, excluding conservation lands, was as follows:

	Number	Number of	Average Price	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Gross Profit

				(In millions)	(In millions)
Three Months Ended:
June 30, 2004	45	4,216	$2,633	$11.1	$9.6
June 30, 2003	47	5,896	$1,867	$11.0	$9.3
Six Months Ended:
June 30, 2004	92	12,184	$2,709	$33.0	$29.3
June 30, 2003	86	9,444	$1,951	$18.4	$15.3

      Included in land sales for the first six months of 2004 was one 866-acre parcel with some bay frontage in Bay County which sold for $10.0 million, or approximately $11,550 per acre.

      Conservation land sales activity for the three month and six month periods ended June 30, 2004 and 2003 was as follows:

	Number	Number of	Average Price	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Gross Profit

				(In millions)	(In millions)
Three Months Ended:
June 30, 2004	2	1,749	$1,544	$2.7	$2.5
June 30, 2003	1	4,693	$1,215	$5.7	$5.1
Six Months Ended:
June 30, 2004	2	1,749	$1,544	$2.7	$2.5
June 30, 2003	2	18,610	$1,107	$20.6	$18.3

      During the first six months of 2004, there were no releases of homesites at RiverCamps on Crooked Creek, the first RiverCamps site located in Bay County, Florida. On July 4, we released a second group of 27 home sites. We expect to accept contracts and close sales of home sites in this release in the fourth quarter of 2004. Work also continues on other potential RiverCamps locations in Northwest Florida. During the second quarter of 2004, the land sales segment recognized $0.2 million in revenue related to RiverCamps, with related costs of $0.1 million. In the first six months of 2003, RiverCamps generated $0.7 million in revenues with $0.7 million in related costs, all from the sale of the 2003 HGTV Dream Home located on East Bay in Bay County, Florida.

     Forestry

      The table below sets forth the results of operations of our forestry segment for the three month and six month periods ended June 30, 2004 and 2003.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In millions)
Revenues:
Timber sales	$9.2	$10.2	$19.0	$19.8

Expenses:
Cost of timber sales	5.7	6.8	11.8	13.6
Other operating expenses	0.6	0.7	1.3	1.3
Depreciation and amortization	1.1	1.1	2.1	2.1

Total expenses	7.4	8.6	15.2	17.0

Other income	0.6	0.6	1.3	1.3

Pretax income from continuing operations	$2.4	$2.2	$5.1	$4.1

      Revenues for the forestry segment in the second quarter of 2004 decreased 10% compared to the second quarter of 2003. Revenues for the first six months of 2004 decreased 4% compared to the first six months of 2003. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.4 million (178,000 tons) in the second quarter of 2004, compared to $3.0 million (173,000 tons) in the second quarter of 2003. Total sales under this agreement were $6.5 million (343,000 tons) in the first six months of 2004, compared to $5.7 million (335,000 tons) in the first six months of 2003. Sales to other customers totaled $3.3 million (153,000 tons) in the second quarter of 2004, compared to $4.4 million (217,000 tons) in the second quarter of 2003. Sales to other customers totaled $7.8 million (361,000 tons) in the first six months of 2004, compared to $8.7 million (457,000 tons) in the first six months of 2003. The increase in revenues under the fiber agreement was due to increasing prices under the terms of the fiber agreement. The decrease in sales to other customers was due to a decrease in demand. Revenues from the cypress mill operation were $2.5 million in the second quarter of 2004 and $2.8 million in the second quarter of 2003. Revenues from the cypress mill operation were $4.7 million in the first six months of 2004 and $5.4 million in the first six months of 2003.

      Cost of timber sales decreased $1.1 million for the second quarter of 2004 compared to the second quarter of 2003. Cost of sales as a percentage of revenue was 62% for the second quarter of 2004 compared to 67% for the second quarter of 2003. Cost of timber sales decreased $1.8 million for the first six months of 2004 compared to the first six months of 2003. Cost of sales as a percentage of revenue was 62% for the first six months of 2004 compared to 69% for the first six months of 2003. The decrease in cost of sales as a percentage of revenue was due to increased efficiencies in the cypress mill operation in both periods. Cost of sales for the cypress mill operation were $1.7 million, or 69% of revenue, for the second quarter of 2004 compared to $2.4 million, or 85% of revenue, for the second quarter of 2003. Cost of sales for the cypress mill operation were $3.4 million, or 72% of revenue, for the first six months of 2004 compared to $4.9 million, or 89% of revenue, for the first six months of 2003. Cost of sales for timber as a percentage of revenue was 60% for both the second quarter of 2004 and the second quarter of 2003. Cost of sales for timber was $8.4 million, or 58% of revenue, for the first six months of 2004 compared to $8.7 million, or 60% of revenue, for the first six months of 2003.

Liquidity and Capital Resources

      We generate cash from:

•	Operations;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuances of equity, primarily from the exercise of employee stock options.

      We use cash for:

•	Operations;

•	Payment of taxes;

•	Real estate development;

•	Construction and homebuilding;

•	Repurchases of our common stock;

•	Payments of dividends;

•	Repayments of debt; and

•	Investments in joint ventures and acquisitions.

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

     Cash Flows from Operating Activities

      Net cash provided by operations was $40.9 million and $1.6 million in the first six months of 2004 and 2003, respectively. Expenditures relating to our towns & resorts development segment were $216.1 million and $151.7 million in the first six months of 2004 and 2003, respectively. Expenditures for operating properties in the first six months of 2004 and 2003 totaled $21.4 million and $23.7 million, respectively, and were made up of commercial property development and residential club and resort property development.

      The expenditures for operating activities relating to our towns & resorts development and commercial development and services segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial space. Approximately one-half of these expenditures are for home construction and generally take place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will similarly slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future.

      We have generated a net operating loss for tax purposes in each of the three prior tax years, thereby negating the cash payment of federal income taxes during 2001-2003. For the full year 2004, however, federal taxable income may exceed our net operating loss and other carryforwards, thereby requiring a cash payment for federal income taxes. In 2005, it is highly likely that we will be obligated to make cash payment of federal income taxes.

Cash Flows from Investing Activities

      Net cash used in investing activities in the first six months of 2004 was $17.7 million and included $19.1 million for the purchase of two commercial buildings, $2.8 million for the purchase of the remaining interests in two commercial buildings of which we already owned a majority interest, and proceeds of $12.0 million for the sale of a commercial building. In the first six months of 2003, net cash used in investing activities was $17.9 million and included no sales or purchases of commercial buildings.

Cash Flows from Financing Activities

      In the first six months of 2004 and 2003, net cash used in financing activities was $9.8 million and $8.1 million, respectively.

      We have approximately $0.7 million of debt maturing in the remainder of 2004. For the full year ended December 31, 2004, we expect to spend $125 million to $175 million for the repurchase of shares, the acquisition of surrendered shares and dividend payments in 2004.

      We have a $250 million senior revolving credit facility (the “credit facility”), which matures on March 30, 2006 and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to our leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that we are currently in compliance with the covenants of the credit facility. At June 30, 2004, there was no balance on this credit facility. At December 31, 2003, the outstanding balance was $40.0 million.

      On June 8, 2004, we issued senior notes in a private placement with an aggregate principal amount of $100 million, with $25 million maturing on June 8, 2009 with a fixed interest rate of 4.97% and $75 million maturing on June 8, 2011 with a fixed interest rate of 5.31%. Interest will be payable semiannually. The senior notes contain financial covenants similar to those in our $250.0 million senior revolving credit facility.

      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. At June 30, 2004, CDD bonds totaling $99.5 million had been issued, of which $84.9 million had been expended. At December 31, 2003, CDD bonds totaling $99.5 million had been issued, of which $79.0 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded $35.0 and $30.0 million of this obligation as of June 30, 2004 and December 31, 2003, respectively.

      Through June 30, 2004, our Board of Directors had authorized, through a series of five specific authorizations ranging from $150 million to $200 million, a total of $800.0 million for the repurchase of our outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which $162.1 million remained available at June 30, 2004. The Trust and the Foundation have participated in the Stock Repurchase Program from time to time by selling weekly to us shares equal to a share multiplier (0.31 as of May 8, 2004) times the number of shares we purchased from the public during the previous week (the “public shares”) at a price equal to the volume weighted average price, excluding commissions, paid by us for the public shares, subject to a minimum sales price ($37.00 per share through August 6, 2004). The most recent stock repurchase agreement with the Trust expired on August 6, 2004 and we have no immediate plans to renew the agreement.

      From the inception of the Stock Repurchase Program through June 30, 2004, we had repurchased 16,606,866 shares on the open market and 7,908,755 shares from the Trust and the Foundation. In addition, executives had surrendered 1,929,089 shares of our stock in payment of strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the first six months of 2004, we repurchased

549,000 shares on the open market and 235,775 shares from the Trust and the Foundation, and 777,228 shares were surrendered by our executives in payment of the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. During the first six months of 2003, we repurchased 924,400 shares on the open market and 678,960 shares from the Trust and the Foundation, and executives surrendered 341,884 shares of our stock in payment of the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. Through June 30, 2004, a total of $637.9 million has been expended as part of the Stock Repurchase Program, including $31.1 million in the first six months of 2004 and $45.7 million in the first six months of 2003.

Off-Balance Sheet Debt

      At June 30, 2004, we were not liable as guarantor on any credit obligations that related to unconsolidated affiliates in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Contractual Obligations and Commercial Commitments

      There have been no material changes to contractual obligations and commercial commitments during the first six months of 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to quantitative and qualitative disclosures about market risk during the first six months of 2004.

Item 4.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

      (b) Changes in Internal Controls. During the quarter ended June 30, 2004, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 7.

Item 2(e).     Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased	Amount that
	Total Number	Average	as Part of Publicly	May yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
	Purchased	per Share	or Programs	the Plans or
Period	(1)(2)	(1)(2)	(1)(3)	Programs

				(In thousands)
Month Ended April 30, 2004	87,359	$40.08	53,270	$167,724
Month Ended May 31, 2004	724,534	38.66	72,600	164,932
Month Ended June 30, 2004	72,950	39.09	72,950	162,078

Total	884,843	$38.83	198,820	$162,078

(1)	Includes shares purchased from The Alfred I. duPont Testamentary Trust and The Nemours Foundation equal in the aggregate to 11,270 in April 2004, 27,600 in May 2004, and 13,950 in June 2004.

(2)	Includes shares surrendered to the Company by executives as payment for the strike price and taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 34,089 in April 2004, 651,934 in May 2004 and 0 in June 2004.

(3)	From August 1998 through June 30, 2004, the Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which a total of approximately $637.9 million had been expended through June 30, 2004. The Stock Repurchase Program has no expiration date and was originally announced on August 12, 1998. The Stock Repurchase Program excludes the shares described in footnote 2 above.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Restated and Amended Articles of Incorporation dated May 12, 1998 (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-1 (File 333-89146)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.01 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-10466)).
4.1	Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).
4.2	Amendment No. 1 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.3	Amendment No. 2 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.4	Amendment No. 3 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated September 5, 2003 (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form S-3 (File No. 333-108292)).

4.5	Amendment No. 4 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated December 30, 2003 (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-3 (File No. 333-111658)).
10.1	Agreement between the registrant and the Alfred I. duPont Testamentary Trust dated May 6, 2004 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.2	Third Amendment to Second Amended and Restated Credit Agreement dated as of June 8, 2004 among the registrant, Wachovia Bank, National Association, as agent, and the lenders party thereto.
10.3	Note Purchase Agreement dated as of June 8, 2004, among the registrant and the purchasers party thereto ($100 million Senior Secured Notes).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

      (b) Reports on Form 8-K*

      Form 8-K Item 12 — Results of Operation and Financial Condition — April 20, 2004

      Form 8-K Item 9 — Regulation FD Disclosure — April 22, 2004

      Form 8-K Item 9 — Regulation FD Disclosure — April 27, 2004

      Form 8-K Item 9 — Regulation FD Disclosure — June 16, 2004

*	These reports have been furnished only and shall not be deemed filed by virtue of their reference herein.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: August 6, 2004	/s/ KEVIN M. TWOMEY Kevin M. Twomey President, Chief Operating Officer, and Chief Financial Officer

Date: August 6, 2004	/s/ MICHAEL N. REGAN Michael N. Regan Senior Vice President — Finance and Planning (Principal Accounting Officer)