Form 10-Q/A
period 2004-06-30
ST JOE CO
filed 2004-08-09
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
..

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
YES X    NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 30, 2004, there were 102,594,860 shares of common stock, no par value, issued and 76,196,929 outstanding, with 26,397,931 shares of treasury stock.

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
SECTION 302 CERTIFICATION CEO
SECTION 302 CERTIFICATION CFO
SECTION 906 CERTIFICATION CEO
SECTION 906 CERTIFICATION CFO

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 18, 2004. At the Meeting, a Board of Directors consisting of nine members was elected, an amendment to our articles of incorporation eliminating preemptive rights was approved and the appointment of KPMG LLP as the Company’s independent auditors for the 2004 fiscal year was ratified.

The number of votes cast for, against or withheld, as well as the number of abstentions, for each matter is set forth below. Abstentions and broker non-votes are not counted as votes for or against any proposal.

     1. Election of Directors:

Name of Nominee	Votes For	Votes Withheld
Michael L. Ainslie	67,172,788	1,311,461
Hugh M. Durden	67,192,661	1,291,588
Adam W. Herbert	67,800,926	683,323
Delores Kesler	67,809,053	675,196
John S. Lord	63,096,774	5,387,475
Walter L. Revell	67,688,642	795,607
Peter S. Rummell	67,705,037	779,212
Winfred L. Thornton	62,566,263	5,917,986
William H. Walton, III	67,760,354	723,895

     2. Amendment of the articles of incorporation to eliminate preemptive rights:

For	Against	Abstain	Broker Non-Vote
45,314,419	9,807,445	104,128	13,258,257

     3. Ratification of KPMG LLP to serve as the Company’s independent auditors for the 2004 fiscal year:

For	Against	Abstain
68,204,067	232,346	47,836

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1 Certification by Chief Executive Officer.
31.2 Certification by Chief Financial Officer.
32.1 Certification by Chief Executive Officer.
32.2 Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: August 9, 2004	/s/ Kevin M. Twomey

Kevin M. Twomey President, Chief Operating Officer, and Chief Financial Officer

Date: August 9, 2004	/s/ Michael N. Regan

Michael N. Regan Senior Vice President – Finance and Planning (Principal Accounting Officer)