Form 10-Q
period 2004-09-30
ST JOE CO
filed 2004-11-08
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of November 5, 2004, there were 103,043,480 shares of common stock, no par value, issued and 76,013,413 outstanding, with 27,030,067 shares of treasury stock.

THE ST. JOE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(Unaudited)

	(Dollars in thousands)
ASSETS
Investment in real estate	$907,042	$886,076
Cash and cash equivalents	95,572	57,403
Accounts receivable, net	81,130	75,692
Prepaid pension asset	95,168	91,768
Property, plant and equipment, net	34,800	36,272
Goodwill, net	51,599	48,721
Intangible assets, net	33,460	37,795
Other assets	47,727	42,003

	$1,346,498	$1,275,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$400,267	$382,176
Accounts payable	69,735	60,343
Accrued liabilities	124,750	105,524
Deferred income taxes	254,427	232,184

Total liabilities	849,179	780,227
Minority interest in consolidated subsidiaries	6,831	8,188
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 102,969,953 and 100,824,269 issued at September 30, 2004 and December 31, 2003, respectively	258,416	199,787
Retained earnings	976,819	944,000
Restricted stock deferred compensation	(21,483)	(18,807)
Treasury stock at cost, 26,886,411 and 24,794,178 shares held at September 30, 2004 and December 31, 2003, respectively	(723,264)	(637,665)

Total stockholders’ equity	490,488	487,315

	$1,346,498	$1,275,730

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)

	(Dollars in thousands except per share amounts)
Revenues:
Real estate sales	$189,928	$155,122	$503,241	$411,628
Realty revenues	23,894	16,813	66,743	42,581
Timber sales	8,086	8,392	27,162	28,205
Rental revenues	10,547	7,763	29,771	22,043
Other revenues	13,692	9,039	33,314	22,476

Total revenues	246,147	197,129	660,231	526,933

Expenses:
Cost of real estate sales	128,680	93,581	333,279	247,487
Cost of realty revenues	16,198	9,746	42,413	23,888
Cost of timber sales	5,149	5,708	16,905	19,270
Cost of rental revenues	4,123	3,796	11,555	10,329
Cost of other revenues	11,359	7,998	27,874	20,697
Other operating expenses	24,319	22,616	73,646	64,607
Corporate expense, net	10,620	10,000	29,236	24,691
Depreciation and amortization	8,616	6,675	25,396	19,038
Impairment losses	—	—	1,994	14,083

Total expenses	209,064	160,120	562,298	444,090

Operating profit	37,083	37,009	97,933	82,843

Other (expense) income:
Investment income, net	288	209	487	806
Interest expense	(3,487)	(2,647)	(9,338)	(7,921)
Other, net	687	499	1,944	1,838

Total other (expense) income	(2,512)	(1,939)	(6,907)	(5,277)

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	34,571	35,070	91,026	77,566
Equity in income (loss) of unconsolidated affiliates	1,371	1,282	3,010	(2,457)
Income tax expense	13,839	13,609	36,114	27,872

Income from continuing operations before minority interest	22,103	22,743	57,922	47,237
Minority interest	415	(35)	895	645

Income from continuing operations	21,688	22,778	57,027	46,592

Discontinued operations:
(Loss) income from discontinued operations (net of income taxes of $(134), $88, $121, and $426, respectively)	(224)	201	147	709
Gain on sales of property (net of income taxes of $2,903)	4,839	—	4,839	—

Total income from discontinued operations	4,615	201	4,986	709

Net income	$26,303	$22,979	$62,013	$47,301

EARNINGS PER SHARE
Basic:
Income from continuing operations	$0.29	$0.30	$0.75	$0.61
Earnings from discontinued operations	0.06	—	0.07	0.01

Net income	$0.35	$0.30	$0.82	$0.62

Diluted:
Income from continuing operations	$0.28	$0.30	$0.74	$0.60
Earnings from discontinued operations	0.06	—	0.07	0.01

Net income	$0.34	$0.30	$0.81	$0.61

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Common Stock			Restricted Stock
			Retained	Deferred	Treasury
	Shares	Amount	Earnings	Compensation	Stock	Total

	(Unaudited)
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2003	76,030,091	$199,787	$944,000	$(18,807)	$(637,665)	$487,315
Comprehensive income:
Net income	—	—	62,013	—	—	62,013

Total comprehensive income	—	—	—	—	—	62,013

Issuances of restricted stock	158,465	7,340	—	(7,340)	—	—
Forfeitures of restricted stock	(2,123)	(81)	—	81	—	—
Dividends ($0.38 per share)	—		(29,194)	—	—	(29,194)
Issuances of common stock	1,989,342	33,291	—	—	—	33,291
Tax benefit on exercises of stock options	—	18,079	—	—	—	18,079
Amortization of restricted stock deferred compensation	—	—	—	4,583	—	4,583
Purchases of treasury shares, including surrenders of shares by executives	(2,092,233)	—	—	—	(85,599)	(85,599)

Balance at September 30, 2004	76,083,542	$258,416	$976,819	$(21,483)	$(723,264)	$490,488

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$62,013	$47,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,180	21,099
Minority interest in income	895	645
Equity in (income) loss of unconsolidated joint ventures	(3,010)	2,457
Distributions from unconsolidated community residential joint ventures	5,800	5,310
Deferred income tax expense	22,243	15,216
Impairment losses	1,994	14,083
Tax benefit on exercise of stock options	18,079	8,942
Cost of operating properties sold	330,839	246,260
Expenditures for operating properties	(382,979)	(276,533)
Amortization of deferred compensation	5,677	2,755
Changes in operating assets and liabilities:
Accounts receivable	(19,183)	(48,964)
Other assets and deferred charges	(30,588)	(13,449)
Accounts payable and accrued liabilities	21,215	20,162
Income taxes payable	(1,495)	—
Gain on sale of discontinued operations	(4,839)	—

Net cash provided by operating activities	$53,841	$45,284

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,967)	(3,716)
Purchases of investments in real estate	(26,971)	(29,827)
Investments in joint ventures and purchase business acquisitions, net of cash received	1,868	(20,652)
Proceeds from dispositions of assets	11,905	—
Proceeds received on sale of discontinued assets	41,082	—
Maturities and redemptions of short-term investments, net of purchases	—	511

Net cash provided by (used in) investing activities	$19,917	$(53,684)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	(40,000)	30,000
Proceeds from other long-term debt	119,782	20,775
Repayments of other long-term debt	(47,590)	(1,445)
Proceeds from exercises of stock options and stock purchase plan	12,398	20,823
Contribution from minority interest owner	—	2,860
Dividends paid to stockholders	(29,194)	(15,354)
Treasury stock purchases	(50,985)	(59,046)

Net cash used in financing activities	$(35,589)	$(1,387)

Net increase (decrease) in cash and cash equivalents	38,169	(9,787)
Cash and cash equivalents at beginning of year	57,403	73,273

Cash and cash equivalents at end of year	$95,572	$63,486

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003. The results of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year.

      During the three months ended September 30, 2004, the Company sold two of its commercial buildings. The Company has reported the sales of these two buildings and their operations prior to sale as discontinued operations for all periods presented.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R is applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any significant variable interest entities before February 1, 2003 or after January 31, 2003. The Company has adopted FIN 46R, analyzed the applicability of this interpretation to its structures, and determined that the Company is not a party to any variable interest entities that should be consolidated.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the nine months ended September 30, 2004. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At September 30, 2004, the carrying amount of the minority interest in Artisan Park was $6.8 million and the fair value was $11.5 million. The Company has no other material financial instruments that are affected currently by FAS 150.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, FAS 123 allows entities to apply the provisions of Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”), requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure in accordance with the provisions of FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income:
Net income as reported	$26,303	$22,979	$62,013	$47,301
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	966	501	2,863	781
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,829)	(1,521)	(6,013)	(4,857)

Net income — pro forma	$25,440	$21,959	$58,863	$43,225

Per share — Basic:
Earnings per share as reported	$0.35	$0.30	$0.82	$0.62
Earnings per share — pro forma	$0.34	$0.29	$0.78	$0.57
Per share — Diluted:
Earnings per share as reported	$0.34	$0.30	$0.81	$0.61
Earnings per share — pro forma	$0.34	$0.29	$0.78	$0.56

Earnings Per Share

      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 916,918 and 1,940,913 shares of common stock in the three months ended September 30, 2004 and 2003, respectively, and that 320,605 shares of unvested restricted stock are issued in the three months ended September 30, 2004, each net of assumed repurchases using the treasury stock method. Diluted EPS assumes weighted average options have been exercised to purchase 1,275,532 and 2,045,331 shares of common stock in the nine months ended September 30, 2004 and 2003, respectively, net of assumed repurchases using the treasury stock method.

      From August 1998 through September 30, 2004, the Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from time to time (the “Stock Repurchase Program”), of which a total of approximately $657.8 million had been expended through September 30, 2004. In addition to repurchases on the open market, the Company has also repurchased shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the Alfred I. duPont Testamentary Trust and its beneficiary, The Nemours Foundation (collectively, the “Trust”),from time to time based on a share multiplier (0.31 from May 8, 2004 through August 6, 2004) times the number of shares the Company purchased from the public during the previous week (the “public shares”) at a price equal to the volume weighted average price, excluding commissions, paid by the Company for the public shares, subject to a minimum sales price ($37.00 per share through August 6, 2004). The most recent stock repurchase agreement with the Trust expired on August 6, 2004 and there is no intent to renew that agreement.

      From the inception of the Stock Repurchase Program to September 30, 2004, the Company repurchased from shareholders 24,952,711 shares (17,016,366 shares on the open market and 7,936,345 shares from the Trust), and executives surrendered 2,022,229 shares as payment for strike prices and taxes due on exercised stock options and taxes due on vested restricted stock, for a total of 26,974,940 acquired shares. During the nine months ended September 30, 2004, the Company repurchased from shareholders 1,221,865 shares (958,500 shares on the open market and 263,365 shares from the Trust), and 870,368 shares were surrendered to the Company by executives as payment for the strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During the nine months ended September 30, 2003, the Company repurchased from shareholders 2,017,170 shares (1,140,300 shares on the open market and 876,870 shares from the Trust), and executives surrendered 341,884 shares of Company stock as payment for the strike prices and taxes due on exercised stock options and taxes due on vested restricted stock.

      Shares of Company stock issued upon the exercise of stock options for the nine months ended September 30, 2004 and 2003 were 1,989,342 shares and 1,763,330 shares, respectively.

      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Basic	75,333,313	75,953,183	75,541,830	75,843,650
Diluted	76,570,836	77,894,096	76,999,375	77,888,981

Supplemental Cash Flow Information

      The Company paid $18.4 million and $18.8 million for interest in the first nine months of 2004 and 2003, respectively. The Company paid state income taxes of $2.5 million, net of refunds, in the first nine months of 2004 and received income tax refunds, net of state income tax payments made, of $2.8 million in the first nine months of 2003. The Company capitalized interest expense of $6.8 million and $6.5 million during the first nine months of 2004 and 2003, respectively.

      The Company’s non-cash activities included the assumption of a mortgage by the purchaser of a building that was sold, the execution of a debt agreement in payment for an interest in a new unconsolidated affiliate, the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options and the tax benefit on exercises of stock options. During the first nine months of 2004, a mortgage in the amount of $25.4 million was assumed by the purchaser of a commercial building that the Company sold and the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in a new unconsolidated affiliate. (See Note 4.) During the nine months ended September 30, 2004 and 2003, executives surrendered Company stock worth $20.9 million and $6.5 million, respectively, as payment for the strike price of stock options.

      Cash flows related to residential and commercial real estate development activities are included in operating activities on the statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Percentage of Completion Adjustment

      Revenue for the Company’s multi-family residences under construction at WaterSound Beach is recognized, in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (FAS 66), using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Since the project was substantially completed as of December 31, 2003, the Company had recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, the Company incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represented changes to the original construction cost estimates for this project. Had these costs been quantified in 2003, they would have been included within the Company’s budgets and thus have had an impact on its results for the year ended December 31, 2003. If these costs had been included within the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The results for the nine months ended September 30, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).

      Management has evaluated the impact of this item, which represented 3% of net income ($0.03 per diluted share) for the year ended December 31, 2003, and concluded that it is not significant to its 2003 results of operations. In addition, while the impact of this item would increase net income for the first nine months of 2004 by 4% ($0.03 per diluted share), management has concluded that it is not expected to be significant to its results of operations for the year ending December 31, 2004, based upon its current forecast for the full year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate

      Real estate investments by segment include the following (in thousands):

	September 30, 2004	December 31, 2003

Operating property:
Towns & Resorts development	$75,228	$74,547
Commercial real estate	31,464	94,904
Land sales	985	959
Forestry	77,726	80,617
Other	111	2,225

Total operating property	185,514	253,252

Development property:
Towns & Resorts development	325,365	262,893
Land sales	8,800	5,591

Total development property	334,165	268,484

Investment property:
Commercial real estate	368,528	350,456
Land sales	182	167
Forestry	973	981
Other	6,891	4,802

Total investment property	376,574	356,406

Investment in unconsolidated affiliates:
Towns & Resorts development	31,234	22,625
Commercial real estate development and services	11,764	15,745

Total investment in unconsolidated affiliates	42,998	38,370

Total real estate investments	939,251	916,512
Less: Accumulated depreciation	32,209	30,436

Net real estate investments	$907,042	$886,076

      Included in operating property are Company-owned amenities related to Towns & Resorts, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of Towns & Resorts land and inventory currently under development to be sold. Investment property includes the Company’s commercial buildings purchased with tax-deferred proceeds and land held for future use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

      Debt consists of the following (in thousands):

	September 30, 2004	December 31, 2003

Senior notes	$275,000	$175,000
Debt secured by certain commercial and residential property	109,932	163,026
Senior revolving credit facility	—	40,000
Various secured and unsecured notes payable	15,335	4,150

Total debt	$400,267	$382,176

      During the first quarter of 2004, the Company entered into a debt agreement with a new joint venture in the amount of $11.4 million. The other party to the joint venture contributed land with a fair value of equal amount. This debt reflects the Company’s agreement to pay all of the expenses of the joint venture up to the amount of principal and interest owed. Thereafter, all expenses of the joint venture will be shared equally. The $11.4 million debt bears interest at one-month LIBOR plus 100 basis points. The principal is due at the earlier of December 31, 2008 or the date of the first partnership distribution. Interest is payable annually on the anniversary of the date of the agreement.

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

      During the third quarter of 2004, the Company sold a commercial building in which the purchaser assumed the remaining balance on the mortgage in the amount of $25.4 million. During the nine months ended September 30, 2004, the Company repaid debt secured by commercial buildings in the amount of $32.7 million.

      The aggregate maturities of debt subsequent to September 30, 2004 are as follows: 2004, $0.4 million; 2005, $21.2 million; 2006, $3.7 million; 2007, $70.0 million; 2008, $86.0 million; thereafter, $219.0 million.

5.	Employee Benefit Plans

      A summary of the net periodic pension credit follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Service cost	$1,800	$875	$4,200	$3,706
Interest cost	2,200	1,562	6,400	6,617
Expected return on assets	(4,800)	(3,254)	(14,600)	(13,783)
Prior service costs	200	137	600	580

Total pension income	$(600)	$(680)	$(3,400)	$(2,880)

6.	Segment Information

      The Company conducts primarily all of its business in four reportable operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry. The Towns & Resorts development segment develops and sells housing units and homesites and manages residential

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

communities. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.

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

      The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The caption entitled “Other” primarily consists of general and administrative expenses, net of investment income.

      The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information by business segment follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Total Revenues:
Towns & Resorts development	$167,542	$144,159	$444,225	$359,261
Commercial real estate development and services	55,882	25,538	137,519	80,672
Land sales	14,643	19,017	51,374	58,685
Forestry	8,080	8,439	27,133	28,221
Other	—	(24)	(20)	94

Total revenues	$246,147	$197,129	$660,231	$526,933

EBITDA:
Towns & Resorts development	$37,140	$36,396	$90,830	$73,856
Commercial real estate development and services	17,108	5,879	32,751	8,508
Land sales	11,670	14,212	41,023	44,770
Forestry	2,882	3,330	10,132	9,553
Other	(10,960)	(10,219)	(29,758)	(24,999)

EBITDA	$57,840	$49,598	$144,978	$111,688
Adjustments to reconcile to income from continuing operations:
Depreciation and amortization	$(8,756)	$(6,651)	$(25,840)	$(18,932)
Interest expense	(5,669)	(5,114)	(15,110)	(13,736)
Income tax expense	(13,839)	(13,609)	(36,114)	(27,872)
Discontinued operations	(7,845)	(1,446)	(10,802)	(4,556)
Minority interest	(43)	—	(85)	—

Income from continuing operations	$21,688	$22,778	$57,027	$46,592

	September 30, 2004	December 31, 2003

Total Assets:
Towns & Resorts development	$566,822	$501,924
Commercial real estate development and services	503,531	527,157
Land sales	26,456	15,093
Forestry	90,485	90,837
Other corporate assets	159,204	140,719

Total assets	$1,346,498	$1,275,730

7.	Contingencies

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

      At September 30, 2004, the Company was party to surety bonds and standby letters of credit in the amounts of $35.1 million and $16.0 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

      The Company is not liable as guarantor on any credit obligations that relate to unconsolidated affiliates in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds remain in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. In addition, approximately $1.7 million is being held in escrow representing the value of the land subject to remediation. Remediation was substantially completed in 2003. The Company expects remaining remediation to be completed and the amounts held in escrow to be released to the Company in 2005.

      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in regulatory proceedings related to its former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.1 million and $4.0 million as of September 30, 2004 and December 31, 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The St. Joe Company is one of Florida’s largest real estate operating companies. We have one of the largest inventories of private land suitable for development in the State of Florida, with very low cost basis. The majority of our land is located in Northwest Florida. In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets, most of which are currently managed as timberland, through the development and subsequent sale of parcels, homesites, and homes, or through the direct sale of unimproved land. In addition, we reinvest qualifying asset sales proceeds into like-kind properties under our tax deferral strategy which has enabled us to create a significant portfolio of commercial rental properties. We also provide commercial real estate services, including brokerage, property management and construction management for Company-owned assets as well as for third parties.

      We have four operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry.

      Our Towns & Resorts development segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of developed homesites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage and title issuance fees; and

•	management fees.

      Our commercial real estate development and services segment generates revenues from:

•	the rental of commercial properties owned by us;

•	the sale of developed and undeveloped land for commercial, retail, apartment, and industrial properties and in-service buildings;

•	realty revenues, consisting of property and asset management fees, construction management fees and lease and sales brokerage commissions;

•	development fees; and

•	investments in limited partnerships and joint ventures.

      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed rural homesites.

      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber;

•	the sale of cypress, lumber and mulch; and

•	the sale of bulk land.

      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Additionally, increases in interest rates could reduce the demand for homes we build, particularly primary housing, commercial properties we develop or sell, and lots we develop. However, we believe our secondary resort housing markets are less sensitive to changes in interest rates. We have the ability to mitigate these market risks by building to contract as well as building in phases.

      Management periodically conducts market research in the early stages of a project’s development to ensure our product meets expected customer demand. We also continuously and actively monitor local competitors’ product offerings to evaluate the competitive position of our products. We are disciplined about the release of new product in Northwest Florida and plan no additional releases of units at our resort communities in 2004. Our goal is to ensure that as much of our land as possible benefits from the appreciation that we are building with the region’s increased visibility, infrastructure development and place-making. Real estate market conditions in our regions of development, particularly for residential and resort property in Northwest Florida, have been exceptionally strong. These current market conditions place us in an unusually favorable position which may not continue in the future. However, we believe that long-term prospects of job growth, coupled with strong in-migration population expansion, in Florida indicate that demand levels may remain favorable over at least the next two to five years.

      Our commercial real estate development and services segment continues to build on strong market interest in Northwest Florida’s retail, office, multi-family and other mixed-use products caused by historical constraints on supply in the area as well as high interest by developers.

Forward-Looking Statements

      This report contains forward-looking statements, including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, as well as trends and uncertainties that could affect our results. These statements are subject to risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2003, those described from time to time in other filings with the Securities and Exchange Commission, and the following:

•	Economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeast United States that serve as feeder markets to our Northwest Florida operations;

•	Acts of war or terrorism or other geopolitical events;

•	Local conditions such as an oversupply of homes and homesites and residential or resort properties or a reduction in the demand for real estate in an area;

•	Timing and costs associated with property developments and rentals;

•	The pace of commercial development in Northwest Florida;

•	Competition from other real estate developers;

•	Whether potential residents or tenants consider our properties attractive;

•	Increases in operating costs, including increases in real estate taxes and the cost of construction materials;

•	Changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	How well we manage our properties;

•	Changes in interest rates and the performance of the financial markets;

•	Decreases in market rental rates for our commercial and resort properties;

•	Changes in the prices of wood products;

•	The pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County which is dependent on approvals of the local airport authority and the Federal Aviation Administration and the availability of adequate funding;

•	Potential liability under environmental laws or other laws or regulations;

•	Adverse changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	The availability of adequate funding from governmental agencies and others to purchase conservation lands;

•	Fluctuations in the size and number of transactions from period to period; and

•	Adverse weather conditions or natural disasters and the impact on future demand in Florida, including whether the costs arising from Hurricanes Charley, Frances, Ivan and Jeanne could rise to a material level as we continue to assess the impact of these storms.

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

      The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in these policies during the first nine months of 2004.

      Investment in Real Estate and Cost of Real Estate Sales/ Percentage of Completion Adjustment. Revenue for our multi-family residences which were under construction at WaterSound Beach in 2003 was recognized, in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (FAS 66), using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Since the project was substantially completed as of December 31, 2003, we recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, we incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represented changes to the original construction cost estimates for this project. Had these costs been quantified in 2003, they would have been included within our budgets and thus have had an impact on our results for the year ended December 31, 2003. If these costs had been included within the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The results for the nine months ended September 30, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).

      Management has evaluated the impact of this item, which represented 3% of net income ($0.03 per diluted share) for the year ended December 31, 2003, and concluded that it is not significant to our 2003 results of operations. In addition, while the impact of this item would increase net income for the first nine months of 2004 by 4% ($0.03 per diluted share), management has concluded that it is not expected to be significant to our results of operations for the year ending December 31, 2004, based upon our current forecast for the full year period.

Results of Operations

      Net income for the third quarter of 2004 was $26.3 million, or $0.34 per diluted share, compared with $23.0 million, or $0.30 per diluted share, for the third quarter of 2003. Net income for the first nine months of 2004 was $62.0 million, or $0.81 per diluted share, compared with $47.3 million, or $0.61 per diluted share, for the first nine months of 2003. Net income for the first nine months of 2003 included a non-cash charge of $8.8 million net of tax, or $0.11 per share, to reduce the carrying value of goodwill associated with Advantis Real Estate Services (“Advantis”), the company’s commercial real estate services unit. Net income for the third quarter of 2004 included after tax conservation land sales gains of $0.1 million, or less than $0.01 per share, compared to $2.3 million, or $0.03 per share, in the third quarter of 2003. Net income for the first nine months of 2004 included after-tax conservation land sales gains of $1.6 million, or $0.02 per share, compared to $13.8 million, or $0.18 per share, in the first nine months of 2003.

      We report revenues from our four operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry. Real estate sales are generated from sales of housing units and developed homesites in our Towns & Resorts development segment, developed and undeveloped land and in-service buildings in our commercial real estate development and services segment which are not reported as discontinued operations, parcels of undeveloped land and developed rural sites in our land sales segment and occasionally sales of bulk land from our forestry segment. Realty revenues, consisting of property and asset management fees, construction management fees, and lease and sales commissions, are generated from the commercial real estate development and services segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate development and services segment. Other revenues are primarily club operations and management fees from the Towns & Resorts development segment and development fees from the commercial real estate development and services segment.

Consolidated Results

      Revenues and expenses. The following table sets forth a comparison of the revenues and expenses for the three–month and nine-month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004	2003	Difference	% Change	2004	2003	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$189.9	$155.1	$34.8	22%	$503.2	$411.6	$91.6	22%
Realty	23.9	16.8	7.1	42	66.7	42.6	24.1	57
Timber sales	8.1	8.4	(0.3)	(4)	27.2	28.2	(1.0)	(4)
Rental	10.5	7.8	2.7	35	29.8	22.0	7.8	35
Other	13.7	9.0	4.7	52	33.3	22.5	10.8	48

Total	246.1	197.1	49.0	25	660.2	526.9	133.3	25

Expenses:
Cost of real estate sales	128.7	93.6	35.1	38	333.3	247.5	85.8	35
Cost of realty revenues	16.2	9.7	6.5	67	42.4	23.9	18.5	77
Cost of timber sales	5.1	5.7	(0.6)	(11)	16.9	19.3	(2.4)	(12)
Cost of rental revenues	4.1	3.8	0.3	8	11.6	10.3	1.3	13
Cost of other revenues	11.4	8.0	3.4	43	27.9	20.7	7.2	35
Other operating expenses	24.3	22.6	1.7	8	73.6	64.6	9.0	14

Total	$189.8	$143.4	$46.4	32%	$505.7	$386.3	$119.4	31%

      The increases in revenues from real estate sales and cost of real estate sales for the three and nine month periods ended September 30, 2004 compared to 2003 were in each case primarily due to increased sales in the Towns & Resorts development segment and land sales in the commercial real estate development services segment and, in the nine months ended September 30, 2004, to the sale of a building in the commercial real estate development and services segment. Additionally, during the third quarter of 2004, two buildings were sold and recorded as discontinued operations. In our Towns & Resorts development segment, there were fewer homesites sold in our resort communities in the third quarter of 2004 compared to the third quarter of 2003 as we continue to manage inventory to maximize value to benefit from expected near-term price increases caused by strong demand in the market. Also, in the nine months ended September 30, 2004, costs of real estate sales increased due to actual construction costs in excess of estimates at WaterSound Beach, one of our residential communities. (For a more detailed discussion of this increase, see Investment in Real Estate and Cost of Real Estate Sales/ Percentage of Completion Adjustment under Critical Accounting Estimates above.) The increases in realty revenues were primarily due to increases in construction and brokerage activity and related revenues. The increases in cost of realty revenues were primarily associated with the increased revenues. The increases in rental revenues and cost of rental revenues were in each case primarily due to the purchase of commercial buildings and improved leased percentages of rental property in the commercial real estate development and services segment. Timber revenue decreased due to a reduction in volume harvested from Company-owned lands and an intentional reduction in production at the cypress mill operation for the purpose of improving margins and profitability. Cost of timber revenues decreased due to lower costs in the timber operation and increased efficiencies in the cypress mill operation. Other revenues and cost of other revenues increased primarily due to increases in volume and pricing in the Towns & Resorts development segment’s club operations. Other operating expenses increased primarily due to increases in marketing and project administration costs in the Towns & Resorts development segment and staffing costs in the commercial real estate development and services segment. For further discussion of revenues and expenses, see Segment Results below.

      Corporate expense. Corporate expense, representing corporate general and administrative expenses, increased $0.6 million, or 6%, to $10.6 million in the third quarter of 2004, from $10.0 million in the third quarter of 2003. The increase was due to an increase of $0.7 million in compensation expense on restricted stock issuances and $0.3 million in miscellaneous corporate expenses, including increased audit and audit related fees, offset by a decrease of $0.4 million in other employee benefits expenses. Corporate expense increased $4.5 million, or 18%, to $29.2 million in the first nine months of 2004, from $24.7 million in the first nine months of 2003. The increase was due to an increase of $3.3 million in compensation expense on restricted stock issuances, and $1.5 million in miscellaneous other corporate expenses, including increased audit and audit related fees, partially offset by a decrease of $0.3 million in other employee benefits expenses.

      Depreciation and amortization. Depreciation and amortization increased $1.9 million, or 28%, to $8.6 million in the third quarter of 2004, compared to $6.7 million in the third quarter of 2003. The increase was due to a $0.6 million increase in depreciation resulting primarily from additional investments in commercial investment property and residential operating property and property, plant and equipment and a $1.3 million increase in amortization resulting from an increase in intangible assets associated with our commercial operating properties. Depreciation and amortization increased $6.4 million, or 34%, to $25.4 million in the first nine months of 2004, compared to $19.0 million in the first nine months of 2003. The increase was due to a $2.5 million increase in depreciation resulting primarily from additional investments in commercial investment property and residential operating property and property, plant and equipment and a $3.9 million increase in amortization resulting from an increase in intangible assets.

      Impairment losses. During the second quarter of 2004, we recorded a $2.0 million impairment loss related to one of our Towns & Resorts projects in North Carolina. During the second quarter of 2003, we recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The impairment related to Advantis resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax.

      Other income (expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets and other income. Other income (expense) was $(2.5) million in the third quarter of 2004 and $(1.9) million in the third quarter of 2003. Other income (expense) was $(6.9) million in the first nine months of 2004 and $(5.3) million in the first nine months of 2003. Interest expense was higher in the 2004 periods due to an increase in the average amount of debt outstanding in the 2004 periods compared to the 2003 periods.

      Equity in income (loss) of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income (loss) of unconsolidated affiliates totaled $1.4 million in the third quarter of 2004 and $1.3 million in the third quarter of 2003. Equity in income (loss) of unconsolidated affiliates totaled $3.0 million in the first nine months of 2004 and $(2.5) million in the first nine months of 2003.

      The Towns & Resorts development segment recorded equity in the income (loss) of unconsolidated affiliates of $1.0 million for the third quarter of 2004, compared to $(0.2) million for the third quarter of 2003. The increase was primarily due to an increase in closings at Paseos and Rivercrest, two 50% owned unconsolidated affiliates. The Towns & Resorts development segment recorded equity in the income (loss) of unconsolidated affiliates of $3.1 million for the first nine months of 2004, compared to $(4.3) million for the first nine months of 2003. Equity in the income (loss) of unconsolidated affiliates for the first nine months of 2003 included a $(3.5) million pre-tax charge based on estimates of future costs and future cash distributions associated with the completion of operations of Arvida/ JMB Partners, L.P. (“Arvida/ JMB”), which completed its operations in 2003 and is winding up its affairs. Arvida/ JMB had no contribution to equity in income (loss) of unconsolidated affiliates in the first nine months of 2004. Equity in the income (loss) of other joint ventures increased $3.9 million from $(0.8) million for the first nine months of 2003 to $3.1 million for the first nine months of 2004, primarily as a result of an increase in closings of residential sales at these unconsolidated affiliates.

      The commercial real estate development and services segment recorded equity in the income (loss) of unconsolidated affiliates of $0.4 million in the third quarter of 2004, compared to $1.5 million in the third quarter of 2003 and $(0.1) million in the first nine months of 2004, compared to $1.8 million in the first nine months of 2003. Equity in income of Deerfield, LLC decreased $0.4 million to $0.7 million for the three months ended September 30, 2004 compared to the same period in 2003 and $0.2 million to $1.1 million for the nine months ended September 30, 2004 compared to the same period in 2003. These decreases were due to decreases in income from land sales as the company’s operations wind down. Also included were losses related to our 50% interest in the Codina Group, Inc. (“Codina”), a commercial services company in Coral Gables, Florida, in the amounts of $(0.4) million and $(1.3) million for the quarter and nine months ended September 30, 2004, respectively. We recognized income related to our investment in Codina for the three and nine month periods ended September 30, 2003 of $0.2 million and $0.5 million, respectively.

      Income tax expense. Income tax expense totaled $13.8 million in the third quarter of 2004 and $13.6 million in the third quarter of 2003. Income tax expense totaled $36.1 million in the first nine months of 2004 and $27.9 million in the first nine months of 2003. Our effective tax rate was 39% in the three and nine month periods ended September 30, 2004 and 37% in the three and nine month periods ended September 30, 2003. The increases in rates were due to increases in restricted stock deferred compensation, a portion of which is not deductible for tax purposes.

      Discontinued operations. Discontinued operations include the operations and subsequent sales of two commercial office buildings. On July 30, 2004, we sold 1750 K Street for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million ($4.6 million net of taxes). We sold Westchase Corporate Center on August 16, 2004, for proceeds of $20.3 million and a pre-tax gain of $0.2 million ($0.1 million net of taxes).

Segment Results

Towns & Resorts Development

      The table below sets forth the results of operations of our Towns & Resorts development segment for the three month and nine month periods ended September 30, 2004 and 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Revenues:
Real estate sales	$153.9	$135.1	$411.2	$337.8
Rental revenues	0.3	0.3	0.8	0.7
Other revenues	13.3	8.8	32.2	20.8

Total revenues	167.5	144.2	444.2	359.3

Expenses:
Cost of real estate sales	110.2	90.9	296.8	234.8
Cost of rental revenues	0.4	0.5	0.9	1.3
Cost of other revenues	11.0	7.7	27.0	20.2
Other operating expenses	11.6	11.1	34.7	30.1
Depreciation and amortization	2.5	1.9	7.4	5.4
Impairment loss	—	—	2.0	—

Total expenses	135.7	112.1	368.8	291.8

Other income (expense)	—	—	(0.1)	—

Pretax income from continuing operations	$31.8	$32.1	$75.3	$67.5

      Our Towns & Resorts development division develops large-scale, mixed-use communities primarily on land with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland, and near Tallahassee, the state capital. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary. We are disciplined about the release of new product in Northwest Florida to benefit from expected near-term price increases caused by strong market demand. We plan no additional releases of units at our resort communities in 2004.

Northwest Florida

      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are building single-family and multi-family residences and selling developed homesites in WaterColor. At full build-out, the community is planned to include approximately 1,140 units including the 60-room WaterColor Inn, a beach club, tennis center, boat house, restaurants in the WaterColor Inn and on an inland freshwater lake, commercial space and parks. In the third quarter of 2004, development began on phase four, a 60-acre parcel adjacent to WaterColor Crossing with approximately 185 units. Reservations have been accepted for all 88 ownership interests in the 11 residential units at the Watercolor Private Residence Club (“PRC”), adjacent to the WaterColor Inn. The completion of the PRC building and initial closings are scheduled for the fourth quarter of 2004. Each PRC owner receives a deed to 1/8 interest in a specific residence and is entitled to a minimum of five weeks per year in the PRC. From WaterColor’s inception through September 30, 2004, total contracts accepted or closed totaled 789 homes and homesites and 83 PRC shares.

      WaterSound Beach is located approximately four miles east of WaterColor. Situated on approximately 256 acres with over a mile of white sand beach, this gated community is currently expected to have 499 units at full build-out. Contracts have been accepted on all of the initial 49 units of Compass Point, a 92-unit neighborhood of multi-family residences. The remaining 43 units are scheduled for sales release in 2005 and 2006. From WaterSound Beach’s inception through September 30, 2004, contracts for 361 units were accepted or closed.

      Infrastructure construction continues on WaterSound, a resort community located three miles from WaterSound Beach. Sales are expected to begin in 2006.

      WaterSound West Beach is approximately one mile west of WaterSound Beach, with beach access through the adjacent Deer Lake State Park. Designed as a gated, high-end community with pricing expected to be comparable to WaterSound Beach, a number of environmental regulatory steps remain before construction can begin. Construction and sales are expected to begin in 2005.

      Land-use approvals have been finalized for WindMark Beach, a mixed-use development on approximately 2,080 acres in Gulf County. WindMark Beach includes an 80-acre first phase, with 110 homesites. At September 30, 2004, the six remaining homesites have not yet been released for sale. Sales in the new phases of WindMark Beach are scheduled to begin in late 2005. From WindMark Beach’s inception through September 30, 2004, contracts for 104 homesites were accepted or closed.

      SouthWood, four miles east of the state capitol building in Tallahassee, is entitled for a maximum of 4,770 residential units plus retail shops, restaurants, community facilities, light industrial sites and professional offices. Certain regulatory approvals are required prior to commencing development on construction in Phase II that is scheduled to begin in the 2006-2007 timeframe. From SouthWood’s inception through September 30, 2004, contracts for 785 units were accepted or closed.

      SummerCamp is located approximately 45 miles south of Tallahassee on the Gulf Coast in Franklin County. With nearly 4 miles of waterfront, the community is entitled for a maximum of 499 units on 782 acres of timberland. Current plans call for beach clubs, observation piers, gathering pavilions, a canoe and kayak boathouse, a community dock and nature trails. On July 9, 2004, 296 potential buyers sought reservations for 12 homesites at SummerCamp in the third release of homesites for sale. Pending the receipt of regulatory and environmental permits, closings of these homesites, as well as the 40 homesites and 29 homes from previous releases, are expected to begin in the first quarter of 2005.

Northeast Florida

      RiverTown is entitled for a maximum of 4,500 units situated on 4,170 acres located in St. Johns County, south of Jacksonville, with more than 3.5 miles of frontage on the St. Johns River. RiverTown is being designed for a wide range of housing options, retail and commercial areas and amenities designed to build a sense of community, including a 58-acre riverfront public park. Land use entitlements have been finalized for RiverTown and environmental permits are pending. Infrastructure development is expected to begin in late 2005, with sales beginning in 2006.

      In the third quarter of 2004, infrastructure construction continued on the final phases of St. Johns Golf and Country Club, a primary residential community located in St. Johns County. From its inception through September 30, 2004, contracts for 616 units of this 799 unit community were accepted or closed. Sales in this community are expected to be completed by the middle of 2006.

Central Florida

      Victoria Park, located in Volusia County, is situated on approximately 1,859 acres we acquired near Interstate 4 in Deland between Daytona Beach and Orlando. Victoria Park is entitled for a maximum of 4,000 residences built among parks, lakes and conservation areas. From Victoria Park’s inception through September 30, 2004, contracts for 578 units were accepted or closed.

      Artisan Park, a 160-acre village located in Celebration, near Orlando, is being developed through a joint venture managed by us in which we own 74%. From Artisan Park’s inception through September 30, 2004, contracts for 276 units were accepted or closed out of 616 maximum project units entitled.

      The Company manages and owns 50% of the joint ventures developing Rivercrest and Paseos, two primary residential communities. At Rivercrest, a 413-acre community located near Tampa, 902 units have been sold or are under contract out of a total of 1,300 maximum units entitled. At Paseos, a 175-acre community in Jupiter, 315 units have been sold or are under contract out of 325 maximum units entitled.

Three Months Ended September 30

      Real estate sales include sales of homes and homesites and sales of land. Cost of real estate sales includes direct costs, selling costs and other indirect costs. In the third quarter of 2004, the components of cost of real estate sales were $91.9 million in direct costs, $8.3 million in selling costs, and $10.0 million in other indirect costs. In the third quarter of 2003, the components of cost of real estate sales were $73.4 million in direct costs, $6.8 million in selling costs, and $9.0 million in other indirect costs. The overall increases in real estate sales and cost of real estate sales were primarily due to increases in revenues and cost of sales recorded at Saussy Burbank and on multi-family residences and PRC units using the percentage-of-completion method of accounting.

      Sales of homes in the third quarter of 2004 totaled $127.9 million, with related cost of sales of $103.2 million, resulting in a gross profit percentage of 19%, compared to sales in the third quarter of 2003 of $80.6 million, with cost of sales of $68.8 million, resulting in a gross profit percentage of 15%. The increase in gross profit percentage was primarily due to higher margin condominiums being built and under contract at WaterSound Beach and the PRC being built at WaterColor, both causing an increase in the gross profit recognized using the percentage-of-completion method of accounting.

      Cost of real estate sales for homes in the third quarter of 2004 consisted of $86.8 million in direct costs, $7.1 million in selling costs, and $9.3 million in indirect costs. Cost of real estate sales for homes in the third quarter of 2003 consisted of $57.3 million in direct costs, $4.1 million in selling costs, and $7.4 million in indirect costs.

      Sales of homesites in the third quarter of 2004 totaled $25.6 million, with related cost of sales of $7.0 million, resulting in a gross profit percentage of 73%, compared to sales in the third quarter of 2003 of $52.5 million, with related cost of sales of $20.4 million, resulting in a gross profit percentage of 61%. The increase in gross profit percentage was primarily due to better pricing at WaterColor and WindMark Beach. There were 29 homesites sold in our resort communities in the third quarter of 2004 compared to 168 homesites sold in those communities in the third quarter of 2003. We continue to manage inventory to maximize value to benefit from expected near-term price increases caused by strong demand in the market. Cost of real estate sales for homesites in the third quarter of 2004 consisted of $5.1 million in direct costs,

$1.2 million in selling costs, and $0.7 million in indirect costs. Cost of real estate sales for homesites in the third quarter of 2003 consisted of $16.1 million in direct costs, $2.7 million in selling costs, and $1.6 million in indirect costs.

      Other revenues totaled $13.3 million in the third quarter of 2004 with $11.0 million in related costs, compared to revenues totaling $8.8 million in the third quarter of 2003 with $7.7 million in related costs. These included revenues from the WaterColor Inn, other resort operations and management fees.

      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $0.5 million in the third quarter of 2004 compared to the third quarter of 2003. The increase was primarily due to damages of some walkovers at WaterColor and WaterSound resulting from Hurricane Ivan.

      The following table sets forth home and homesite sales activity by individual developments:

	Three Months Ended				Three Months Ended
	September 30, 2004				September 30, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	1	$0.9	$0.6	$0.3	2	$1.7	$1.2	$0.5
Multi-family	—	—	—	—	11	—	0.6	(0.6)
PRC	—	8.6	4.9	3.7	—	—	—	—
Homesites	28	19.3	4.5	14.8	115	27.7	11.0	16.7
WaterSound Beach:
Multi-family homes	—	24.1	13.9	10.2	—	11.5	8.1	3.4
Homesites	—	—	—	—	46	17.3	6.7	10.6
Bay County:
The Hammocks:
Homes	17	2.4	2.3	0.1	8	1.2	1.1	0.1
Homesites	28	1.1	0.6	0.5	1	—	—	—
Palmetto Trace: Homes	24	3.3	3.1	0.2	27	4.0	3.5	0.5
Leon County:
SouthWood:
Homes	35	7.8	6.8	1.0	45	8.8	7.6	1.2
Homesites	19	1.9	0.9	1.0	20	1.8	0.8	1.0
Gulf County:
Windmark Beach: Homesites	1	1.0	0.2	0.8	7	3.8	0.7	3.1
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	26	9.0	7.4	1.6	36	11.8	9.6	2.2
Homesites	4	0.5	0.2	0.3	8	0.4	0.1	0.3
Duval County:
James Island: Homes	1	0.5	0.4	0.1	12	4.6	3.8	0.8
Hampton Park: Homes	13	5.0	4.3	0.7	13	4.1	3.4	0.7
Central Florida:
Osceola County:
Artisan Park:
Single-family	9	3.8	3.1	0.7	—	—	—	—
Multi-family	—	4.7	3.8	0.9	—	—	—	—
Homesites	4	0.9	0.2	0.7	5	0.6	0.4	0.2

	Three Months Ended				Three Months Ended
	September 30, 2004				September 30, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Volusia County:
Victoria Park:
Homes	42	9.6	8.4	1.2	28	5.8	5.2	0.6
Homesites	11	0.9	0.4	0.5	13	0.9	0.5	0.4
North Carolina and South Carolina:
Saussy Burbank:
Homes	208	48.2	44.2	4.0	131	27.1	24.9	2.2

Total	471	$153.5	$110.2	$43.3	528	$133.1	$89.2	$43.9

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

      At WaterColor, the gross profit percentage on single-family residence sales decreased to 22% in the third quarter of 2004 from 29% for the third quarter of 2003, primarily due to the relative mix and location of the homes sold. There was one single-family residence sold in the third quarter of 2004 for $918,000, compared to the average price of $823,000 for the two single-family residences sold in the third quarter of 2003. In the third quarter of 2004, there was no revenue or gross profit recognized on the sale of multi-family residences due to the wind up of the first phase of multi-family residences in 2003. The gross profit percentage from homesite sales increased to 77% in the third quarter of 2004 from 60% in the third quarter of 2003 due to an increase in average price and the mix of locations of the closed homesites. The average price of a homesite sold in the third quarter of 2004 was $694,000, compared to $295,000 in the third quarter of 2003.

      At WaterSound Beach, the gross profit percentage from sales of multi-family residences, for which the percentage of completion method of accounting is used, was 42% in the third quarter of 2004, all of which was generated by sales at the new Compass Point community. In the third quarter of 2003, the gross profit percentage generated from sales of multi-family residences was 30%, all of which was generated by sales at WaterSound Crossings in the Bridges community.

      At Artisan Park, the gross profit percentage on homesite sales increased to 78% in the third quarter of 2004 from 33% in 2003, primarily due to increased prices. The average price of a homesite sold in the third quarter of 2004 was $225,000 compared to $122,000 in the third quarter of 2003.

      At Victoria Park, the gross profit percentage on home sales increased to 13% in the third quarter of 2004 from 10% in the third quarter of 2003, primarily due to an increase in the prices of comparable units. The gross profit percentage on homesite sales increased to 56% in the third quarter of 2004 from 44% in the third quarter of 2003, primarily due to the recognition in the third quarter of 2004 of previously deferred revenue.

Nine Months Ended September 30

      In the first nine months of 2004, the components of cost of real estate sales were $247.0 million in direct costs, $21.6 million in selling costs, and $28.4 million in other indirect costs. In the first nine months of 2003, the components of cost of real estate sales were $195.1 million in direct costs, $16.4 million in selling costs, and $21.8 million in other indirect costs. The overall increase in real estate sales was primarily due to an increase in the number of units sold and higher selling prices. Cost of real estate sales increased primarily due to the increased volume of sales. Increases in real estate sales and cost of real estates sales were both partially offset by a decrease in revenues and cost of sales recorded on multi-family residences because the majority of the gross profit on units closed in the first nine months of 2004 was recognized in 2003 due to the percentage-of-completion method of accounting.

      Sales of homes in the first nine months of 2004 totaled $316.2 million, with related cost of sales of $267.4 million, resulting in a gross profit percentage of 15%, compared to sales in the first nine months of 2003 of $243.3 million, with cost of sales of $198.7 million, resulting in a gross profit percentage of 18%. The decrease in gross profit percentage was primarily due to a decrease in the contribution from high margin multi-family homes. Additionally, as discussed above (See Critical Accounting Estimates.), we incurred $2.0 million in construction costs in the first nine months of 2004 due to contract adjustments on a multi-family property for which substantially all of the activity had been recorded during the year ended December 31, 2003.

      Cost of real estate sales for homes in the first nine months of 2004 consisted of $224.8 million in direct costs, $17.1 million in selling costs, and $25.5 million in indirect costs. Cost of real estate sales for homes in the first nine months of 2003 consisted of $167.8 million in direct costs, $11.9 million in selling costs, and $19.0 million in indirect costs.

      Sales of homesites in the first nine months of 2004 totaled $94.1 million, with related cost of sales of $29.6 million, resulting in a gross profit percentage of 69%, compared to sales in the first nine months of 2003 of $91.5 million, with related cost of sales of $34.6 million, resulting in a gross profit percentage of 62%. The increase in gross profit percentage was due to better pricing at WaterColor, WaterSound Beach, and Windmark Beach, partially offset by an increase in cost of sales at WaterColor. Cost of real estate sales for homesites in the first nine months of 2004 consisted of $22.2 million in direct costs, $4.5 million in selling costs, and $2.9 million in indirect costs. Cost of real estate sales for homesites in the first nine months of 2003 consisted of $27.3 million in direct costs, $4.5 million in selling costs, and $2.8 million in indirect costs.

      Other revenues totaled $32.2 million in the first nine months of 2004 with $27.0 million in related costs, compared to revenues totaling $20.8 million in the first nine months of 2003 with $20.2 million in related costs. These included revenues from the WaterColor Inn, other resort operations and management fees.

      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $4.6 million during the first nine months of 2004 compared to the first nine months of 2003. The increase was primarily due to increases in marketing and project administration costs attributable to the increase in residential development activity.

      The following table sets forth home and homesite sales activity by individual developments:

	Nine Months Ended				Nine Months Ended
	September 30, 2004				September 30, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	8	$6.9	$5.2	$1.7	4	$3.3	$2.3	$1.0
Multi-family	—	—	—	—	18	2.6	2.7	(0.1)
PRC	—	14.8	8.3	6.5	—	—	—	—
Homesites	135	62.6	19.5	43.1	158	42.2	16.1	26.1
WaterSound Beach:
Multi-family homes	50	36.3	24.1	12.2	—	60.3	37.4	22.9
Homesites	29	15.0	3.7	11.3	75	31.9	11.8	20.1
Bay County:
The Hammocks:
Homes	48	7.1	6.6	0.5	30	4.2	3.8	0.4
Homesites	66	2.5	1.3	1.2	30	0.9	0.7	0.2
Palmetto Trace: Homes	59	8.9	8.1	0.8	60	8.9	8.0	0.9
Summerwood: Homes	—	—	1.7	(1.7)	—	—	—	—
Leon County:
SouthWood:
Homes	122	27.9	23.7	4.2	99	18.9	16.2	2.7
Homesites	33	3.2	1.4	1.8	50	4.6	2.1	2.5
Gulf County:
Windmark Beach: Homesites	4	4.0	0.6	3.4	13	7.4	1.4	6.0
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	76	26.3	21.5	4.8	83	26.2	21.7	4.5
Homesites	23	2.2	0.9	1.3	29	1.5	0.7	0.8
Duval County:
James Island: Homes	11	4.3	3.8	0.5	46	15.4	13.3	2.1
Hampton Park: Homes	47	16.1	14.2	1.9	30	9.5	8.1	1.4
Central Florida:
Osceola County:
Artisan Park:
Single-family	25	10.8	8.0	2.8	—	—	—	—
Multi-family	—	4.6	3.8	0.8	—	—	—	—
Homesites	13	2.3	1.0	1.3	5	0.6	0.4	0.2
Volusia County:
Victoria Park:
Homes	125	27.5	23.9	3.6	76	15.1	13.3	1.8
Homesites	27	2.3	1.2	1.1	26	1.9	1.1	0.8
North Carolina and South Carolina:
Saussy Burbank:
Homes	575	124.7	114.5	10.2	382	79.0	71.8	7.2
Homesites	—	—	—	—	19	0.4	0.4	—

Total	1,476	$410.3	$297.0	$113.3	1,233	$334.8	$233.3	$101.5

      At WaterColor, the gross profit percentage from single-family residence sales decreased to 25% in the first nine months of 2004 from 30% in the first nine months of 2003, primarily due to the mix of relative location and size of the home sales closed in each period. The average price of a single-family residence sold in the first nine months of 2004 increased slightly to $866,000 from $849,000 in the first nine months of 2003. In the first nine months of 2004, there was no revenue or gross profit recognized on the sale of multi-family residences due to the wind up of the first phase of multi-family residences in 2003. The average price of a homesite sold in the first nine months of 2004 was $466,000, compared to $280,000 in the first nine months of 2003. The gross profit percentage from homesite sales was 69% in the first nine months of 2004 and 62% in the first nine months of 2003. Increases were due to an increase in prices of comparable units and to a change in the mix of relative locations of the homesites sold, partially offset by increases in development costs associated with amenities and roadway improvement.

      At WaterSound Beach, the gross profit percentage on sales of multi-family residences decreased to 34% in the first nine months of 2004 from 38% in the first nine months of 2003. Increased margins in 2004 were offset by an increase in the cost of revenues associated with the 80 completed and sold multi-family residences caused by actual construction costs exceeding estimates in the first quarter of 2004, as discussed above (See Critical Accounting Estimates). Most of the contribution from income for the 50 multi-family units that closed in the first nine months of 2004 was recorded in 2003 due to percentage of completion accounting. The gross profit percentage on homesites increased to 75% in the first nine months of 2004 from 63% in the first nine months of 2003, primarily due to price increases and a decrease in development costs.

      At The Hammocks, the gross profit percentage on homesite sales increased to 48% in the first nine months of 2004 from 22% in the first nine months of 2003, primarily due to price increases and a decrease in development costs. The gross profit percentage on home sales decreased to 7% in the first nine months of 2004 from 10% in the first nine months of 2003 due to a change in the mix of relative size and location of homes sold in each period.

      At Summerwood, there was a $1.7 million expense taken in the first nine months of 2004 for warranty costs in excess of warranty reserves.

      At St. Johns Golf and Country Club, the gross profit percentage on homesite sales increased to 59% in the first nine months of 2004 from 53% in the first nine months of 2003, primarily due to the mix of the relative size of the homesites sold in each period.

      At James Island, the gross profit percentage on home sales decreased to 12% in the first nine months of 2004 from 14% in the first nine months of 2003, primarily due to increases in marketing, interest and warranty costs and declining sales as the community nears completion.

      At Hampton Park, the gross profit percentage on home sales decreased to 12% in the first nine months of 2004 from 15% in the first nine months of 2003, primarily due to increases in warranty and selling costs and in the cost of purchased lots.

      At Artisan Park, the gross profit percentage on homesite sales increased to 57% in the first nine months of 2004 from 33% in 2003, primarily due to increased prices. The average price of a homesite sold in the third quarter of 2004 was $180,000 compared to $122,000 in the third quarter of 2003.

      At Victoria Park, the gross profit percentage on homesite sales increased to 48% in the first nine months of 2004 from 42% in 2003, primarily due to the mix of relative locations of homesites sold in each period.

      During the first nine months of 2004 we recorded an impairment loss of $2.0 million related to one of Saussy Burbank’s community development projects. Average prices of homes sold in the nine months ended September 30, 2004 and 2003 were approximately $217,000 and $207,000, respectively.

Commercial Real Estate Development and Services.

      The table below sets forth the results of operations of our commercial real estate development and services segment for the three month and nine month periods ended September 30, 2004 and 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Revenues:
Real estate sales	$21.4	$0.9	$40.7	$15.1
Realty revenues	23.9	16.8	66.7	42.6
Rental revenues	10.2	7.5	28.9	21.4
Other revenues	0.4	0.3	1.2	1.6

Total revenues	55.9	25.5	137.5	80.7

Expenses:
Cost of real estate sales	17.5	0.3	31.6	4.6
Cost of realty revenues	16.2	9.8	42.4	23.9
Cost of rental revenues	3.8	3.3	10.6	9.0
Other operating expenses	10.3	9.2	31.9	27.0
Depreciation and amortization	4.1	2.9	12.0	7.9
Impairment losses	—	—	—	14.1

Total expenses	51.9	25.5	128.5	86.5

Other income (expense)	(1.1)	(1.5)	(4.0)	(4.3)

Pretax income from continuing operations	$2.9	$(1.5)	$5.0	$(10.1)

      Our commercial real estate development and services segment develops and sells real estate for commercial purposes. We also own and manage office, industrial and retail properties throughout the southeastern United States. Through the Advantis business unit, we provide commercial real estate services, including brokerage, property management and construction management for company-owned assets as well as third parties.

Three Months Ended September 30

      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $2.7 million, or 36%, in the third quarter of 2004 compared to the third quarter of 2003, due to six buildings with an aggregate of 694,000 square feet placed in service or acquired since September 30, 2003 and an increase in the overall leased percentage, partially offset by the sale of a building with 100,000 square feet on February 12, 2004. Operating expenses related to these revenues increased $0.5 million, or 15%, primarily due to the buildings placed in service since September 30, 2003. This segment’s results include rental revenue and cost of rental revenue from 22 rental properties with 2.5 million total rentable square feet in service at September 30, 2004 and 19 rental properties with 2.3 million total rentable square feet in service at September 30, 2003. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet and 3 buildings totaling approximately 0.4 million square feet at September 30, 2004 and 2003, respectively, that were owned by partnerships and accounted for using the equity method of accounting. Excluding buildings accounted for using the equity method of accounting, the overall leased percentage increased to 85% at September 30, 2004, compared to 80% at September 30, 2003. Further information about commercial income producing properties that we owned or managed, along with results of operations for the three month periods ended September 30, 2004 and 2003, is presented in the tables below.

		Net Rentable		Percentage		Net Rentable		Percentage
		Square Feet at		Leased at		Square Feet at		Leased at
		September 30,		September 30,		September 30,		September 30,
	Location	2004		2004		2003		2003

Buildings purchased with tax- deferred proceeds:
Harbourside	Clearwater, FL	153,000		77%		147,000		92%
Prestige Place I and II	Clearwater, FL	147,000		90		143,000		86
Lakeview	Tampa, FL	127,000		81		125,000		77
Palm Court	Tampa, FL	62,000		66		62,000		60
Westside Corporate Center(a)	Plantation, FL		(a)		(a)	100,000		74
280 Interstate North	Atlanta, GA	127,000		67		126,000		67
Southhall Center	Orlando, FL	159,000		48		155,000		88
1133 20th Street	Washington, DC	119,000		99		119,000		99
1750 K Street(d)	Washington, DC		(d)		(d)	152,000		87
Millenia Park One	Orlando, FL	158,000		90		158,000		62
Beckrich Office	Panama City Beach, FL	67,000		72		34,000		88
5660 New Northside	Atlanta, GA	273,000		96		275,000		91
SouthWood Office One	Tallahassee, FL	89,000		92		88,000		58
Crescent Ridge	Charlotte, NC	158,000		100		158,000		100
Windward Plaza Portfolio	Atlanta, GA	465,000		89			(b)		(b)
245 Riverside	Jacksonville, FL	136,000		57			(c)		(c)
Overlook	Richmond, VA	129,000		99			(b)		(b)

Subtotal/Average		2,369,000		84%		1,842,000		83%

Development property:
Westchase Corporate Center(d)	Houston, TX		(d)		(d)	184,000		93%
TNT Logistics	Jacksonville, FL	99,000		94		99,000		83
Nextel Two	Panama City Beach, FL	30,000		100			(b)		(b)
Beckrich Office II	Panama City Beach, FL		(c)		(c)	34,000		8
245 Riverside	Jacksonville, FL		(c)		(c)	134,000		38

Subtotal/Average		129,000		95		451,000		68

Total/Average		2,498,000		85%		2,293,000		80%

(a)	On February 12, 2004, we sold Westside Corporate Center.

(b)	These properties were completed or acquired after the date reported.

(c)	245 Riverside and Beckrich Office II were transferred from development property to buildings purchased with tax-deferred proceeds after the date reported.

(d)	These buildings were sold in the three months ended September 30, 2004, and are reported as discontinued operations.

	Three Months Ended September 30, 2004					Three Months Ended September 30, 2003

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax-deferred proceeds:
Harbourside	$0.8	$0.3	$0.5	$(0.3)	$0.2	$0.9	$0.3	$0.6	$(0.4)	$0.2
Prestige Place I and II	0.6	0.3	0.3	(0.3)	—	0.5	0.3	0.2	(0.2)	—
Lakeview	0.5	0.2	0.3	(0.4)	(0.1)	0.5	0.2	0.3	(0.4)	(0.1)
Palm Court	0.1	0.1	—	—	—	0.1	0.1	—	—	—
Westside Corporate Center	—	—	—	—	—	0.5	0.2	0.3	(0.2)	0.1
280 Interstate North	0.4	0.2	0.2	(0.2)	—	0.4	0.2	0.2	(0.2)	—
Southhall Center	0.4	0.2	0.2	(0.5)	(0.3)	0.7	0.3	0.4	(0.4)	—
1133 20th Street	1.0	0.4	0.6	(0.5)	0.1	1.0	0.4	0.6	(0.5)	0.1
Millenia Park One	0.7	0.2	0.5	(0.4)	0.1	0.5	0.2	0.3	(0.4)	(0.1)
Beckrich Office	0.2	0.1	0.1	(0.1)	—	0.1	0.1	—	—	—
5660 New Northside	1.4	0.5	0.9	(0.5)	0.4	1.2	0.5	0.7	(0.4)	0.3
SouthWood Office One	0.3	0.1	0.2	(0.1)	0.1	0.2	0.1	0.1	(0.1)	—
Crescent Ridge	0.8	0.2	0.6	(0.6)	—	0.3	0.1	0.2	(0.2)	—
Windward Plaza	1.8	0.4	1.4	(0.8)	0.6	—	—	—	—	—
245 Riverside(c)	0.1	0.2	(0.1)	(0.2)	(0.3)	—	—	—	—	—
Overlook I and II	0.6	0.2	0.4	(0.2)	0.2	—	—	—	—	—

Subtotal	$9.7	$3.6	$6.1	$(5.1)	$1.0	$6.9	$3.0	$3.9	$(3.4)	$0.5
Development property:
TNT Logistics	0.4	0.2	0.2	(0.1)	0.1	0.3	0.1	0.2	(0.2)	—
245 Riverside(c)	—	—	—	—	—	0.3	0.2	0.1	(0.3)	(0.2)
Nextel II	0.1	—	0.1	(0.1)	—	—	—	—	—	—

Subtotal	$0.5	$0.2	$0.3	$(0.2)	$0.1	$0.6	$0.3	$0.3	$(0.5)	$(0.2)

Total	$10.2	$3.8	$6.4	$(5.3)	$1.1	$7.5	$3.3	$4.2	$(3.9)	$0.3

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.

(c)	245 Riverside was transferred from development property to buildings purchased with tax-deferred proceeds during the first quarter of 2004.

      At Harbourside and Southhall Center, the loss of tenants caused a decrease in the leased percentages and rental revenues. We are now marketing these spaces. At Millenia Park One and SouthWood Office One, leased percentages and revenues increased due to the addition of new tenants.

      Realty revenues. Advantis’ realty revenues in the third quarter of 2004 increased $7.1 million, or 42%, over the third quarter of 2003, primarily due to increases in construction and brokerage revenues. Cost of Advantis’ realty revenue increased $6.4 million, or 65%, primarily due to increased costs associated with the increase in construction and brokerage revenues. The gross profit percentage was 32% for the third quarter of 2004 compared to 42% in the third quarter of 2003. The decrease in gross profit percentage was due to increases in broker agent compensation rates related to the increase in brokerage activity and due to the expansion of the construction business to include base building projects which have a lower margin than tenant renovation projects. Advantis’ other operating expenses, consisting of office administration expenses, increased to $7.9 million in the third quarter of 2004 from $7.4 million in the third quarter of 2003, a 7% increase, primarily due to an increase in staffing costs. Advantis recorded a pre-tax loss of $(0.3) million for the third quarter of 2004 after eliminations of intercompany profits of $0.3 million, compared to $(0.6) million for the third quarter of 2003, after eliminations of intercompany profits of $0.4 million.

      Real estate sales. Total proceeds from land sales in the third quarter of 2004 were $21.4 million, with a pre-tax gain of $3.9 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	4	81	$1.9	$23
Improved	8	48	18.6	388
Texas	1	4	0.9	216

Total/ Average	13	133	$21.4	$161

      During the third quarter of 2003, total proceeds from land sales were $0.9 million, with a pre-tax gain of $0.6 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	4	9	$0.2	$19
Improved	5	15	0.7	50

Total/Average	9	24	$0.9	$39

      There were no building sales recorded in continuing operations during the three months ended September 30, 2004 and 2003.

      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, was $4.1 million in the third quarter of 2004 compared to $2.9 million in the third quarter of 2003.

      Discontinued operations. Building sales in the third quarter of 2004 consisted of the sales of 1750 K Street and Westchase Corporate Center, both of which are reported as discontinued operations. 1750 K Street was sold on July 30, 2004, for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million. Westchase Corporate Center was sold on August 16, 2004, for proceeds of $20.3 million and a pre-tax gain of $0.2 million.

Nine Months Ended September 30

      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $7.5 million, or 35%, in the first nine months of 2004 compared to the first nine months of 2003, primarily due to six buildings with an aggregate of 694,000 square feet placed in service or acquired since September 30, 2003 and an increase in the overall leased percentage, partially offset by the sale of a building with 100,000 square feet on February 12, 2004. Operating expenses related to these revenues increased $1.6 million, or 18%, primarily due to the buildings placed in service since September 30, 2003. Further information about commercial income producing properties that we owned or managed, along with results of operations for the nine month periods ended September 30, 2004 and 2003, is presented in the table below.

	Nine Months Ended September 30, 2004					Nine Months Ended September 30, 2003

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$2.2	$0.8	$1.4	$(1.0)	$0.4	$2.3	$0.8	$1.5	$(1.2)	$0.3
Prestige Place I and II	1.7	0.8	0.9	(0.9)	—	1.6	0.8	0.8	(0.8)	—
Lakeview	1.5	0.6	0.9	(1.0)	(0.1)	1.5	0.7	0.8	(1.0)	(0.2)
Palm Court	0.4	0.3	0.1	(0.1)	—	0.3	0.3	—	(0.2)	(0.2)
Westside Corporate Center	—	0.1	(0.1)	(0.2)	(0.3)	1.5	0.6	0.9	(0.8)	0.1
280 Interstate North	1.2	0.6	0.6	(0.6)	—	1.3	0.6	0.7	(0.7)	—
Southhall Center	1.2	0.6	0.6	(1.4)	(0.8)	2.1	0.7	1.4	(1.2)	0.2
1133 20th Street	3.0	1.2	1.8	(1.4)	0.4	2.9	1.1	1.8	(1.5)	0.3
Millenia Park One	1.9	0.5	1.4	(1.3)	0.1	1.3	0.6	0.7	(1.1)	(0.4)
Beckrich Office	0.4	0.3	0.1	(0.3)	(0.2)	0.5	0.3	0.2	(0.1)	0.1
5660 New Northside	4.4	1.4	3.0	(1.4)	1.6	4.4	1.4	3.0	(1.1)	1.9
SouthWood Office One	0.6	0.3	0.3	(0.3)	—	0.2	0.1	0.1	(0.2)	(0.1)
Crescent Ridge	2.4	0.6	1.8	(1.4)	0.4	0.3	0.1	0.2	(0.2)	—
Windward Plaza	5.6	1.4	4.2	(2.3)	1.9	—	—	—	—	—
245 Riverside(c)	0.3	0.6	(0.3)	(0.7)	(1.0)	—	—	—	—	—
Overlook I and II	0.8	0.2	0.6	(0.4)	0.2

Subtotal	$27.6	$10.3	$17.3	$(14.7)	$2.6	$20.2	$8.1	$12.1	$(10.1)	$2.0
Development property:
Tree of Life	—	—	—	—	—	—	—	—	—	—
TNT Logistics	1.2	0.4	0.8	(0.6)	0.2	1.0	0.4	0.6	(0.5)	0.1
245 Riverside(c)	—	—	—	—	—	0.6	0.4	0.2	(0.5)	(0.3)
Nextel II	0.1	—	0.1	(0.1)	—	—	—	—	—	—
Other	—	—	—	—	—	(0.4)	0.1	(0.5)	0.4	(0.1)

Subtotal	$1.3	$0.4	$0.9	$(0.7)	$0.2	$1.2	$0.9	$0.3	$(0.6)	$(0.3)

Total	$28.9	$10.7	$18.2	$(15.4)	$2.8	$21.4	$9.0	$12.4	$(10.7)	$1.7

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.

(c)	245 Riverside was transferred from development property to buildings purchased with tax-deferred proceeds during the first quarter of 2004.

      Realty revenues. Advantis’ realty revenues in the first nine months of 2004 increased $24.1 million, or 57%, over the first nine months of 2003, due to increases in construction and brokerage revenues. Cost of Advantis’ realty revenue increased $18.5 million, or 77%, primarily due to increased costs associated with the increase in construction and brokerage revenues. The gross profit percentage was 36% for the first nine months of 2004 compared to 44% in the first nine months of 2003. The decrease in gross profit percentage was due to increases in broker agent compensation rates related to the increase in brokerage activity and due to the expansion of the construction business to include base building projects which have a lower margin than tenant renovation projects. Advantis’ other operating expenses, consisting of office administration expenses, increased to $24.4 million in the first nine months of 2004 from $21.4 million in the first nine months of 2003, a 14% increase, primarily due to an increase in staffing costs. Advantis recorded a pre-tax loss of $(0.8) million for the first nine months of 2004, compared to $(17.7) million for the first nine months of 2003, including the 2003 impairment loss of $(14.1) million.

      Real estate sales. Total proceeds from land sales in the first nine months of 2004 were $40.7 million, with a pre-tax gain of $9.1 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	10	197	$5.8	$29
Improved	18	70	20.7	297
Texas	2	7	2.2	322

Total/ Average	30	274	$28.7	$105

      During the first nine months of 2003, total proceeds from land sales were $15.1 million, with a pre-tax gain of $10.5 million. Land sales included the following:

	Number of		Gross	Average
Land	Sales	Acres Sold	Sales Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	13	151	$6.1	$40
Improved	22	84	8.0	95
Texas	1	2	1.0	449

Total/ Average	36	237	$15.1	$64

      Building sales recorded in continuing operations during the nine months ended September 30, 2004 consisted of the sale of Westside Corporate Center. On February 12, 2004, we sold the 100,000-square-foot Westside Corporate Center building in Plantation, Florida, for proceeds of $12.0 million, with no pre-tax gain. The operations of Westside Corporate Center have not been recorded as a discontinued operation due to the fact that our affiliate continues to provide brokerage and leasing services for the building. There were no building sales during the nine month period ended September 30, 2003.

      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, was $12.0 million in the first nine months of 2004 compared to $7.9 million in the first nine months of 2003.

      Discontinued operations. The 1750 K Street and Westchase Corporate Center building sales are both reported as discontinued operations. 1750 K Street was sold on July 30, 2004, for proceeds of $47.3 million and a pre-tax gain of $7.5 million. Westchase Corporate Center was sold on August 16, 2004, for proceeds of $20.3 million and a pre-tax gain of $0.2 million.

Land Sales

      The table below sets forth the results of operations of our land sales segment for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Revenues:
Real estate sales	$14.7	$19.0	$51.4	$58.7

Expenses:
Cost of real estate sales	1.0	2.3	4.9	8.2
Cost of other revenues	0.3	0.3	0.7	0.4
Other operating expenses	1.7	1.6	4.8	4.8
Depreciation and amortization	0.1	—	0.3	0.2

Total expenses	3.1	4.2	10.7	13.6

Other income (expense)	—	—	—	0.1

Pretax income from continuing operations	$11.6	$14.8	$40.7	$45.2

      Land sales activity for the three month and nine month periods ended September 30, 2004 and 2003, excluding conservation lands, was as follows:

	Number	Number of	Average Price	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Gross Profit

				(In millions)	(In millions)
Three Months Ended:
September 30, 2004	35	2,822	$5,032	$14.2	$13.2
September 30, 2003	43	9,051	$1,667	$15.1	$12.7
Nine Months Ended:
September 30, 2004	126	15,006	$3,192	$47.9	$43.6
September 30, 2003	129	18,495	$1,813	$33.5	$27.3

      Land sales for the third quarter of 2004 included one large parcel of approximately 323 acres with frontage on North Bay in Bay County, Florida, which sold for $8.7 million, or approximately $27,000 per acre. Land sales for the first nine months of 2004 included that sale and the sale of an 866-acre parcel with some bay frontage in Bay County which sold for $10.0 million, or approximately $11,550 per acre. Since average sales prices per acre vary according to the characteristics of each particular piece of land being sold, our average prices may vary from one period to another.

      Conservation land sales activity for the three month and nine month periods ended September 30, 2004 and 2003 was as follows:

	Number	Number of	Average Price	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Gross Profit

				(In millions)	(In millions)
Three Months Ended:
September 30, 2004	1	50	$5,000	$0.2	$0.2
September 30, 2003	1	2,734	$1,414	$3.9	$3.9
Nine Months Ended:
September 30, 2004	3	1,799	$1,668	$3.0	$2.7
September 30, 2003	2	21,344	$1,146	$24.5	$22.2

      During the first nine months of 2004, we released 27 home sites at RiverCamps on Crooked Creek. Early in the fourth quarter of 2004, an additional 15 homesites were offered for sale. We expect to accept contracts and close sales of home sites in these releases in the fourth quarter of 2004. Work also continues on other potential RiverCamps locations in Northwest Florida. During the three and nine month periods ended September 30, 2004, the land sales segment recognized $0.3 million and $0.5 million, respectively, in revenue related to RiverCamps, with related costs of $0.1 million and $0.3 million, respectively. In the first nine months of 2003, RiverCamps generated $0.7 million in revenues with $0.7 million in related costs, all from the sale of the 2003 HGTV Dream Home located on East Bay in Bay County, Florida.

Forestry

      The table below sets forth the results of operations of our forestry segment for the three month and nine month periods ended September 30, 2004 and 2003.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Revenues:
Timber sales	$8.1	$8.5	$27.2	$28.2

Expenses:
Cost of timber sales	5.1	5.7	16.9	19.3
Other operating expenses	0.6	0.6	1.9	1.9
Depreciation and amortization	1.0	1.1	3.1	3.1

Total expenses	6.7	7.4	21.9	24.3

Other income	0.5	0.6	1.7	1.9

Pretax income from continuing operations	$1.9	$1.7	$7.0	$5.8

      Revenues for the forestry segment in the third quarter and first nine months of 2004 decreased 4% compared to the comparable periods in 2003. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.4 million (171,000 tons) in the third quarter of 2004, compared to $3.0 million (168,000 tons) in the third quarter of 2003. Total sales under this agreement were $9.8 million (513,000 tons) in the first nine months of 2004, compared to $8.7 million (504,000 tons) in the first nine months of 2003. The increase in revenues was primarily due to increasing prices under the terms of the agreement. Sales to other customers totaled $3.2 million (140,000 tons) in the third quarter of 2004, compared to $3.8 million (199,000 tons) in the third quarter of 2003. Sales to other customers totaled $11.1 million (502,000 tons) in the first nine months of 2004, compared to $12.3 million (656,000 tons) in the first nine months of 2003. Sales to other customers decreased as we reduced the volume harvested from Company-owned lands. Revenues from our cypress mill operation were $1.5 million in the third quarter of 2004 and $1.7 million in the third quarter of 2003. Revenues from the cypress mill operation were $6.3 million in the first nine months of 2004 and $7.2 million in the first nine months of 2003. Revenues from the cypress mill operation decreased as we intentionally reduced production to help improve margins and profitability in response to challenges in finding wood supplies at good prices.

      Cost of timber sales decreased $0.6 million for the third quarter of 2004 compared to the third quarter of 2003. Cost of sales as a percentage of revenue was 63% for the third quarter of 2004 compared to 67% for the third quarter of 2003. Cost of timber sales decreased $2.4 million for the first nine months of 2004 compared to the first nine months of 2003. Cost of sales as a percentage of revenue was 62% for the first nine months of 2004 compared to 68% for the first nine months of 2003. The decrease in cost of sales as a percentage of revenue was due to increased efficiencies in our cypress mill operation and slightly lower cost of sales for timber in the 2004 periods compared to 2003. Cost of sales for the cypress mill operation was $1.1 million, or 73% of revenue, for the third quarter of 2004 compared to $1.3 million, or 76% of revenue, for the third quarter of 2003. Cost of sales for the cypress mill operation was $4.5 million, or 71% of revenue, for the first nine months of 2004 compared to $6.2 million, or 86% of revenue, for the first nine months of 2003. Cost of sales for timber as a percentage of revenue was 60% for the third quarter of 2004, compared to 65% for the third quarter of 2003. Cost of sales for timber as a percentage of revenue was 60% for the first nine months of 2004 compared to 62% for the first nine months of 2003.

Liquidity and Capital Resources

      We generate cash from:

•	Operations;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuances of equity, primarily from the exercise of employee stock options.

      We use cash for:

•	Operations;

•	Payments of taxes;

•	Real estate development;

•	Construction and homebuilding;

•	Repurchases of our common stock;

•	Payments of dividends;

•	Repayments of debt; and

•	Investments in joint ventures and acquisitions.

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

Cash Flows from Operating Activities

      Net cash provided by operations was $53.8 million and $45.3 million in the first nine months of 2004 and 2003, respectively. Expenditures relating to our Towns & Resorts development segment were $360.8 million and $243.5 million in the first nine months of 2004 and 2003, respectively. Expenditures for operating properties in the first nine months of 2004 and 2003 totaled $22.2 million and $33.0 million, respectively, and were made up of commercial property development and residential club and resort property development.

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

      We have generated a net operating loss for tax purposes in each of the three prior tax years, thereby negating the cash payment of federal income taxes during 2001-2003. For the full year 2004, however, federal taxable income may exceed our net operating loss and other carryforwards, thereby requiring a cash payment for federal income taxes. In 2005, it is highly likely that we will be obligated to make cash payments of federal income taxes.

Cash Flows from Investing Activities

      Net cash provided by investing activities in the first nine months of 2004 was $19.9 million and included $41.1 million in proceeds from the sale of discontinued assets and proceeds of $11.9 million from the sale of a commercial building, partially offset by $19.1 million for the purchase of two commercial buildings, $5.1 million for improvements to commercial investment property, and $2.8 million for the purchase of the remaining interests in two commercial buildings of which we already owned a majority interest. In the first nine months of 2003, net cash used in investing activities was $53.7 million and included $22.1 million for the purchase of a commercial building and $7.7 million for improvements to commercial investment property.

Cash Flows from Financing Activities

      In the first nine months of 2004 and 2003, net cash used in financing activities was $35.6 million and $1.4 million, respectively.

      We have approximately $0.4 million of debt maturing in the remainder of 2004. For the full year ended December 31, 2004, we expect to spend $125 million to $175 million for the repurchase of shares, the acquisition of surrendered shares and dividend payments.

      We have a $250 million senior revolving credit facility (the “credit facility”), which matures on March 30, 2006 and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to our leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that we are currently in compliance with the covenants of the credit facility. At September 30, 2004, there was no balance on this credit facility. At December 31, 2003, the outstanding balance was $40.0 million.

      On June 8, 2004, we issued senior notes in a private placement with an aggregate principal amount of $100 million, with $25 million maturing on June 8, 2009 with a fixed interest rate of 4.97% and $75 million maturing on June 8, 2011 with a fixed interest rate of 5.31%. Interest will be payable semiannually. The senior notes contain financial covenants similar to those in our $175 million senior notes issued in 2002 and our $250.0 million senior revolving credit facility.

      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. At September 30, 2004, CDD bonds totaling $99.5 million had been issued, of which $86.5 million had been expended. At December 31, 2003, CDD bonds totaling $99.5 million had been issued, of which $79.0 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded $35.0 and $30.0 million of this obligation as of September 30, 2004 and December 31, 2003, respectively.

      Through September 30, 2004, our Board of Directors had authorized, through a series of five specific authorizations ranging from $150 million to $200 million, a total of $800.0 million for the repurchase of our outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which $142.2 million remained available at September 30, 2004.

      The Alfred I. duPont Testamentary Trust and its beneficiary, The Nemours Foundation (collectively, the “Trust”) participated in the Stock Repurchase Program from time to time through August 6, 2004, by selling weekly to us shares equal to a share multiplier (0.31 from May 8, 2004 through August 6, 2004) times the number of shares we purchased from the public during the previous week (the “public shares”) at a price equal to the volume weighted average price, excluding commissions, paid by us for the public shares, subject to a minimum sales price ($37.00 per share through August 6, 2004). The most recent stock repurchase agreement with the Trust expired on August 6, 2004 and we have no plans to renew the agreement.

      From the inception of the Stock Repurchase Program through September 30, 2004, we repurchased from shareholders 24,952,711 shares (17,016,366 shares on the open market and 7,936,345 shares from the Trust), and executives surrendered 2,022,229 shares of our stock in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock, for a total of 26,974,940 acquired shares. During the first nine months of 2004, we repurchased from shareholders 1,221,865 shares (958,500 shares on the open market and 263,365 shares from the Trust), and 870,368 shares were surrendered by our executives as payment of the strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During the first nine months of 2003, we repurchased from shareholders 2,017,170 shares (1,140,300 shares on the open market and 876,870 shares from the Trust), and executives surrendered 341,884 shares of our stock in payment of the strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. Through September 30, 2004, a total of $657.8 million had been expended as part of the Stock Repurchase Program, including $51.0 million in the first nine months of 2004 and $59.0 million in the first nine months of 2003.

Off-Balance Sheet Debt

      At September 30, 2004, we were not liable as guarantor on any credit obligations that relate to unconsolidated affiliates in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

Contractual Obligations and Commercial Commitments

      There have been no material changes to contractual obligations and commercial commitments during the first nine months of 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to quantitative and qualitative disclosures about market risk during the first nine months of 2004.

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

      (b) Changes in Internal Controls. During the quarter ended September 30, 2004, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      See Part I, Item 1, Note 7.

Item 2(c).	Unregistered Sales of Equity Securities and Use of Proceeds

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)		Shares Purchased	Amount that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans	Purchased Under
	Purchased	Price Paid	or Programs	the Plans or
Period	(1)(2)	per Share	(1)(3)	Programs

(In thousands)
Month Ended July 31, 2004	41,750	$41.66	41,750	$160,337
Month Ended August 31, 2004	309,399	$45.18	240,840	$149,533
Month Ended September 30, 2004	179,081	$47.69	154,500	$142,178

(1)	Includes shares purchased from The Alfred I. duPont Testamentary Trust and The Nemours Foundation equal in aggregate to 7,750 in July 2004, 19,840 in August 2004, and zero in September 2004.

(2)	Includes shares surrendered to the Company by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 68,559 in August 2004 and 24,581 in September 2004.

(3)	For a description of our Stock Repurchase Program, see note 2, “Summary of Significant Accounting Policies — Earnings Per Share,” of the notes to our consolidated financial statements.

Item 6.	Exhibits

      Exhibits

3.1	Restated and Amended Articles of Incorporation dated May 12, 1998 (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3.01 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-10466)).
4.1	Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).
4.2	Amendment No. 1 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.3	Amendment No. 2 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File 333-89146)).
4.4	Amendment No. 3 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated September 5, 2003 (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form S-3 (File No. 333-108292)).
4.5	Amendment No. 4 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated December 30, 2003 (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-3 (File No. 333-111658)).
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K filed on September 23, 2004).
10.2	Retirement Agreement dated as of August 24, 2004 between the registrant and Robert M. Rhodes.
31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: November 8, 2004	/s/ KEVIN M. TWOMEY --------------------------------------------------- Kevin M. Twomey President, Chief Operating Officer, and Chief Financial Officer

Date: November 8, 2004	/s/ MICHAEL N. REGAN --------------------------------------------------- Michael N. Regan Senior Vice President — Finance and Planning (Principal Accounting Officer)