Form 10-K
period 2004-12-31
ST JOE CO
filed 2005-03-14
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES ☑          NO ☐
      The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2004 was approximately $2.24 billion.
      As of February 28, 2005, there were 103,464,901 shares of Common Stock, no par value, issued and 76,076,931 shares outstanding with 27,387,970 shares of treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our stockholders to be held on May 17, 2005 are incorporated by reference in Part III of this Form 10-K.

Item 1.	Business
      As used throughout this Form 10-K Annual Report, the terms “we,” “JOE,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.
      JOE is one of Florida’s largest real estate operating companies. We believe that we are the largest private landowner in the State of Florida. The majority of our land is located in Northwest Florida. We own approximately 820,000 acres, approximately 352,000 acres of which are within ten miles of the coast.
      We are engaged in town and resort development, commercial and industrial development, land sales, and commercial real estate services. We also have significant interests in timber. We believe we are one of the few real estate operating companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to take a large-scale approach to real estate development and services.
      Our four operating segments are:

•	Towns & Resorts Development

•	Commercial Real Estate Development and Services

•	Land Sales

•	Forestry
      We believe we have a number of key business strengths and competitive advantages, including one of the largest inventories of private land suitable for development in the state of Florida, a very low cost basis in our land and a strong financial condition, which allow us the financial flexibility to pursue development opportunities.
      In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to continue to reposition our timberland holdings for higher and better uses. This value creation results from market analysis, land use/zoning changes, and parceling of our land holdings. We are currently seeking additional entitlements and zoning improvements throughout our land holdings. These entitlements are intended to facilitate alternative uses of our property and to increase its per acre value.
Recent Developments
      During 2004, our business experienced the following developments:

•	We acquired 2,446,198 shares of our common stock for a total cost of $105.0 million.

•	In August, we increased our quarterly dividend from $0.12 per share to $0.14 per share. We paid $0.52 per share in dividends for the year.

•	Development of Regional Impact (“DRI”) land-use entitlements were approved for WindMark Beach in Gulf County for 1,662 units on 2,080 acres and for RiverTown in St. Johns County for 4,500 units on 4,170 acres.

•	The legal challenges to the land-use changes in the West Bay Sector for 20,556 acres of our land and for the proposed relocation of the Panama City-Bay County International Airport were settled, and the Federal Aviation Administration released its draft Environmental Impact Statement, which took a favorable view of the relocation.

•	In December, we sold approximately 93 acres at Pier Park in Panama City Beach to the Simon Property Group for $26.5 million, or approximately $286,000 per acre.

•	Land-use entitlements were received for WaterSound West Beach in Walton County with 197 units on 62 acres and for Perico Island in Manatee County with 686 units on 352 acres.

•	The Alfred I. duPont Testamentary Trust (the “Trust”) sold an aggregate of 18 million shares of our common stock to the public, decreasing the Trust’s ownership of our common stock to 7.5% on December 31, 2004.
Land-Use Entitlements
      We have a broad range of land-use entitlements in hand or in various stages of the approval process for primary residential, resort, and RiverCamps communities in Northwest Florida and other high-growth regions of the state. The following table describes the primary residential, resort and RiverCamps communities with land-use entitlements that we are currently planning and developing in Florida. As shown in the table, the expected build out periods for these communities range from 2005 to 2017, the maximum project units for these communities exceed 26,000, and the total acreage encompassed by these communities is approximately 29,000 acres. Most of the communities are on lands we own. We expect some of the communities to be developed through ventures with unrelated third parties.
Summary of Land-Use Entitlements
Residential, Resort and RiverCamps Projects in Florida
December 31, 2004

						Units Sold/ Under
	Year		Planned			Contract as of		Company-
	Sales		Sales End		Maximum Project	December 31,	Total Project	Built House
Name of Community	Begin(1)		Date		Units(3)(4)	2004(4)	Acres(5)	Pricing		Lot Pricing(6)

								(In thousands)		(In thousands)
Walton County:
WaterColor	2000		2007		1,140	813	499	$750-1000	+	$450-1000	+
WaterSound Beach	2001		2007		499	362	256	$750-3000	+	$700-1000	+
WaterSound Phase I	2006		2013		487	0	506	$500-750	+	$200-400	+
WaterSound West Beach	2005		2008		197	0	62	$750-1000	+	$600	+
Camp Creek Golf Cottages	TBD	(2)	TBD	(2)	50	0	10	TBD(2)		TBD(2)
Bay County:
Hammocks	2000		2007		457	383	143	$100-180	+	$30-40	+
Palmetto Trace	2001		2008		480	298	138	$120-200	+	—
East Lake Powell	2007		2010		360	0	181	$500	+	$200	+
Hawks Landing	2005		2007		167	0	88	—		$40-50	+
Wavecrest	2007		2009		95	0	7	TBD(2)		TBD(2)
Pier Park (Residential)	TBD	(2)	TBD	(2)	125	0	10	TBD(2)		TBD(2)
RiverCamps on Crooked Creek	2003		2007		450	65	1,500	$700-900		$150-1,000	+
RiverCamps on Sandy Creek	2006		2012		600	0	6,000	TBD(2)		TBD(2)
West Bay DSAP Phase I	TBD	(2)	TBD	(2)	685	0	4,234	TBD(2)		TBD(2)
Gulf County:
WindMark Beach, phase 1	2001		2006		110	104	80	$2,000	+	$800-1,000	+
WindMark Beach, phase 2	2005		2015		1,552	0	2,000	$400-1,000	+	$200-1,000	+
WaterMill	2006		2008		120	0	94	TBD(2)		TBD(2)
Franklin County:
SummerCamp	2005		2012		499	0	782	$700-1,000	+	$150-800	+
Cutter Ridge	2005		2006		24	0	10	—		$22	+
Timber Island	TBD	(2)	TBD	(2)	400	0	49	TBD(2)		TBD(2)
Calhoun County:
Riverside at Chipola	2005		2006		10	0	271	—		$150-300
Leon County:
SouthWood	2000		2017		4,770	858	3,770	$150-400	+	$50-150	+
Walton Corners	2005		2005		33	0	60	—		$40-75

					Units Sold/ Under
	Year	Planned			Contract as of		Company-
	Sales	Sales End	Maximum Project		December 31,	Total Project	Built House
Name of Community	Begin(1)	Date	Units(3)(4)		2004(4)	Acres(5)	Pricing		Lot Pricing(6)

							(In thousands)		(In thousands)
Northeast Florida:
James Island	1999	2005	365		363	194	$400	+	—
St. Johns Golf and Country Club	2001	2006	799		664	820	$300-400	+	$50-125	+
RiverTown	2000	2015	4,500		23	4,170	$165-800	+	$150-500	+
Hampton Park	2001	2005	158		156	150	$300-400	+	—
Central Florida:
Victoria Park	2001	2012+	4,000	+	683	1,859	$175-300	+	$50-100	+
Artisan Park, Celebration(7)	2003	2006	616		309	160	$300-600	+	$200	+
Perico Island(8)	2006	2010+	686		0	352	TBD(2)		—
Hillsborough County:
Rivercrest(7)	2002	2006	1,300	+	1,085	413	$120-200	+	—
Palm Beach County:
Paseos(7)	2002	2005	325		322	175	$400-600	+	—

(1)	Includes estimated future dates.

(2)	To be determined.

(3)	Maximum project units represent the number of units land-use entitled. A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge. The actual number of units to be constructed at full build-out may be lower than the number of units entitled.

(4)	Units are comprised of home sites, single-family and multi-family units, and Private Residence Clubs (“PRC”) shares, with each PRC share interest treated as one-eighth of a unit.

(5)	Represents actual acreage utilized or the acres required to gain land-use entitlements for the maximum project units. Total acres utilized for a project may vary considerably from the acres necessary to gain land-use entitlements.

(6)	Pricing based on remaining product.

(7)	Paseos and Rivercrest are each 50 percent owned by the Company. Artisan Park is 74 percent owned by the Company.

(8)	We have an option to purchase the land for this project.
Towns & Resorts Development
      Our Towns & Resorts Development segment develops large-scale, mixed-use communities primarily on land that we have owned for a long period of time. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capital, and significant Gulf of Mexico beach frontage and waterfront properties, which we believe are suited for primary housing, resort and second-home communities. We believe this large, established land inventory, with a low cost basis, provides us an advantage over our competitors who must purchase real estate at current market prices before beginning projects. We manage the conceptual design, planning and permitting process for each of our new communities. We then construct or contract for the construction of the infrastructure for the community. Developed home sites and finished housing units are then marketed and sold.
      In addition, we own all of the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. In 2004, Saussy Burbank closed sales of 748 homes it constructed in North and South Carolina.
      The following is a description of some of the communities we are developing:
      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are building homes and condominiums and selling developed home sites in WaterColor. The community is planned to include approximately 1,140 units, including a private residence club with fractional ownership. Amenities include a beach club, tennis center, boat house, restaurant on an inland freshwater lake, a 60-room inn and restaurant and commercial space and parks. Sales began in phase four in the first quarter of 2005.
      WaterSound Beach is located approximately five miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. This community is currently planned to include approximately 499 units. Eighty-one beachfront, multi-family units were closed in 2004. The remaining 43 multi-family units are scheduled to be released for sale in 2006. Construction of 22 of the 43 units is scheduled to begin in late 2005, and the remaining 21 units are scheduled to start in early 2006.
      WaterSound West Beach is located over one half mile west of WaterSound Beach on the beach side of County Road 30A. It is being designed as a gated, high-end community with 197 units which includes beach access through the adjacent Deer Lake State Park. Construction is scheduled to begin in the first half of 2005, with sales expected to begin in mid-2005.
      WaterSound is located northeast of WaterSound Beach with frontage on Lake Powell. This project is situated on approximately 1,443 acres. The Walton County Board of Commissioners has approved the Application for Planned Unit Development enabling development of 478 residential units and 35,000 square feet of commercial space. Including the amount above, the plan for WaterSound calls for approximately 1,060 residential units, 470,000 square feet of commercial space and a golf course. The DRI process for that project commenced in early 2003 and is expected to continue through 2005. General infrastructure construction began in late 2004 and sales are currently expected to start in early 2006.
      WindMark Beach is situated on approximately 2,080 acres in Gulf County and includes approximately 15,000 feet of beachfront that we own. Phase I of WindMark Beach, situated on approximately 80 acres, includes approximately 110 home sites, many of which are located on the beachfront. Future phases are planned to include approximately 1,552 units. The DRI process for WindMark Beach was completed in 2004. Plans also include the realignment of approximately four miles of US Highway 98. Field survey work and project engineering and design of the relocated road are ongoing.
      SouthWood is situated on approximately 3,770 acres in southeast Tallahassee. Plans for SouthWood include approximately 4,770 residential units and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Over 35% of the land in this community is designated for future greenspaces, including a 123-acre central park. Certain regulatory approvals are required prior to commencing development on phases of construction that are scheduled to begin in the 2006-2007 timeframe.
      SummerCamp, in Franklin County, is situated on approximately 782 acres. Current plans include approximately 499 units, a beach club, a community dock and nature trails. Sales of 52 home sites are scheduled to close in 2005, pending the receipt of environmental permits, one of which is the subject of a legal challenge.
      St. Johns Golf and Country Club is a primary residential community situated on approximately 820 acres we acquired in St. Johns County in 2001. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. Most homes will be adjacent to a golf course, conservation land, lakes, or natural wooded areas.
      RiverTown is situated on approximately 4,200 acres located in St. Johns County south of Jacksonville along the St. Johns River. A Comprehensive Plan Amendment and DRI were approved for RiverTown by the St. Johns County Board of Commissioners in February 2004, and environmental permits are pending. Infrastructure development is expected to begin in late 2005 and sales in 2006.
      Timber Island, located near Carrabelle, is a 49-acre parcel entitled for 400 units for resort and transient uses, including private residence clubs with fractional ownership. Timber Island land-use approvals also allow 480 wet/dry marina slips.
      Victoria Park is situated on approximately 1,859 acres in Volusia County near Interstate 4 in the historic college town of Deland between Daytona Beach and Orlando. Plans for Victoria Park include approximately 4,000 single and multi-family units built among parks, lakes and conservation areas with a traditional town center and an award-winning 18-hole golf course which is currently open for play.
      Artisan Park, located in Celebration, Florida near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 160 acres which we acquired in 2002. Current plans include approximately 267 single-family units, 47 townhomes, and 302 condominiums as well as parks, trails, and a community clubhouse with a pool and educational and recreational programming.
      Perico Island is situated in the City of Bradenton in Manatee County on Tampa Bay. Planned as an upscale 686-unit condominium community on 352 acres, it is being designed as an environmentally sensitive community. Sales activity at Perico Island is expected to begin in late 2006.
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
      Development and Sales. We focus on commercial development in Northwest Florida because of our large land holdings along roadways and near or within business districts in the region. We also develop parcels within or near existing Towns & Resorts development projects. For each new development, we direct the conceptual design, planning and permitting process and then contract for the construction of the horizontal infrastructure and any vertical building.
      We develop and sell properties focused on the following products:

•	Retail properties

•	Multi-family parcels

•	Office parks

•	Commerce or small business parks

      Many of our projects are mixed-use in nature due to the large size of the land parcels that we own. The following table shows our mixed-use projects in the Northwest Florida region.
Mixed-Use Projects
December 31, 2004

				Net	Acres
			Year Sales	Saleable	Sold/Under
Project	Product Type	Market	Commenced	Acres	Contract

WaterColor Crossing	Retail (grocery)	Walton County	2003	9	8
Beckrich Office Park	Office	Bay County	2002	24	8
East Lake Creek	Retail/Multi-family	Bay County	2003	140	48
Highland Commons	Retail/Multi-family	Bay County	2003	114	17
Pier Park	Retail (mixed-use)	Bay County	2003	130	93
SouthWood Business Park	Retail/Office	Leon County	2003	16	13
SouthWood Village	Retail (grocery)	Leon County	2002	22	14

Total				455	201

      The table below summarizes the status of JOE commerce parks throughout Northwest Florida at December 31, 2004.
Commerce Parks
December 31, 2004

			Acres
		Net Saleable	Sold/Under	Current Asking Price
Commerce Parks	County	Acres	Contract	Per Acre

Existing and Under Construction
South Walton Commerce	Walton	39	8	$200,000 - 435,000
Beach Commerce	Bay	161	108	$70,000 - 435,000
Beach Commerce II	Bay	115	—	$70,000 - 100,000
Nautilus Court	Bay	12	4	$300,000 - 400,000
Port St. Joe Commerce	Gulf	58	58	$50,000 - 60,000
Port St. Joe Commerce II	Gulf	40	—	$60,000 - 100,000
Airport Commerce	Leon	40	—	$75,000 - 260,000
Hammock Creek Commerce	Gadsden	114	27	$40,000 - 150,000
Predevelopment
Cedar Grove Commerce	Bay	100	—
Mill Creek Commerce	Bay	40	—

Total		719	205

      Investment Property Portfolio. Our commercial development operations, combined with our tax deferral strategy of reinvesting qualifying asset sale proceeds into like-kind properties, have enabled us to create a portfolio of rental properties totaling 2.8 million square feet. As the table below shows, our portfolio of investment properties was 85% leased, based on net rentable square feet, as of December 31, 2004.

Investment Property Portfolio
December 31, 2004

	Number of	Net Rentable	Leased
Location	Properties	Square Feet	Percentage

Florida
Tampa	5	489,000	80%
Orlando	2	317,000	69
Jacksonville	1	136,000	57
Northwest Florida	3	156,000	84
Atlanta	8	1,289,000	89
Washington, D.C.	1	119,000	97
Charlotte	1	158,000	100
Richmond	2	129,000	99

Total/ Weighted Average	23	2,793,000	85%

      Other Real Estate Assets. We have investments in certain other assets including land positions that are held for investment and investments in real estate ventures. It is generally our intent to sell these land positions, which include approximately 76 acres and are located in Florida, Georgia, Northern Virginia and Texas. Our investments in real estate ventures include investments in land and buildings located in Georgia and an investment in a full-service real estate company located in South Florida.
St. Joe Commercial
Land Positions Held for Investment
December 31, 2004

				Acres Under
	Acres Held at	Acres Sold	Acres Held at	Contract	Sales Proceeds
Market	12/31/2003	During 2004	12/31/2004	12/31/2004	During 2004

					(In thousands)
Florida	49.6	28.1	21.5	—	$16,650
Georgia	9.8	—	9.8	3.0	—
Texas	31.9	6.7	25.2	4.4	2,168
Virginia	19.1	—	19.1	19.1	—

Total	110.4	34.8	75.6	26.5	$18,818

      Services. We provide commercial real estate services in the southeastern United States through Advantis Real Estate Services Company (“Advantis”). Advantis provides our clients with a complete array of services, including:

•	brokerage;

•	property management; and

•	construction management.
      We provide property management services for projects owned by us and others. We generally receive a property management fee based on the gross rental revenues of a managed project or building or on a fixed-fee basis. The table below summarizes, by state and by type of property, the approximately 24.4 million rentable square feet of property we manage.

Properties Managed
December 31, 2004

Rentable
State	Square Feet

Georgia	1,768,485
Washington, D.C.	118,616
Virginia	8,904,300
Maryland	1,502,438
North Carolina	3,301,608
Florida	8,838,187

Rentable
Type of Property	Square Feet

Office property	13,878,087
Industrial property	5,311,077
Retail property	3,880,149
Facilities management	1,200,225
Residential property	164,096
Land Sales
      Our Land Sales segment markets parcels for a variety of rural residential and recreational uses on a portion of our long-held timberlands in Northwest Florida. We are developing a range of innovative products for rural settings including RiverCamps, St. Joe Ranches, St. Joe Farmsteads and St. Joe Woodlands.
      In 2004, our Land Sales segment closed 169 transactions totaling 18,376 acres, excluding RiverCamps.
      The vast majority of the holdings marketed by our Land Sales segment will continue to be managed as timberland until sold. The revenues and income from our timberland operations are reflected in the results of our forestry segment.

Woodlands
      Our Woodlands product consists of land, marketed in tracts from one to 1,000 acres for primary or secondary home building, recreation, timber or private retreats throughout Northwest Florida. Improvements to these tracts vary, but are typically minimal, and are generally restricted to burning, the thinning of timber, and simple fencing. Prices for Woodlands parcels vary depending on the physical attributes of each site, including timber stands, topography and proximity to rivers, creeks, and bays.

Farmsteads and Ranches
      Work continued in 2004 on our Farmsteads and Ranches, new real estate products which are designed to transform what were once timberlands to higher and better uses. Farmsteads are being designed as rural residential products to allow owners to live close to the land with modern conveniences. Initial designs call for parcels of five to 20 acres, featuring cleared acreage, fencing, trails and entry features. Each Farmstead would include a home site for a main farmhouse along with sites for other optional outbuildings, such as barns, guest houses, stables and sheds.
      Ranches are for customers who want to own larger parcels from 50 to 150 acres in rural settings. Improvements may generally include clearing, fencing, road stabilization and entry features.
      Prices for Farmstead and Ranch parcels are expected to vary depending on the physical attributes of each site, including timber stands, topography and proximity to rivers, creeks and bays.

RiverCamps
      RiverCamps are planned developments in rustic settings, supplemented with amenities that may include docks, pools, and community river houses. Most of the lots in these developments are expected to be located on or near waterfront property. The RiverCamps concept envisions home sites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, boating, and hiking.
      The first of potentially several RiverCamp developments is RiverCamps on Crooked Creek, situated on approximately 1,491 acres of our timberland in western Bay County, Florida and bounded by West Bay, the Intracoastal Waterway and Crooked Creek. In the fourth quarter of 2004, RiverCamps on Crooked Creek offered 42 home sites for sale, of which 41 closed during the quarter. Prices ranged from $129,000 to $595,000, plus one bay-front site priced at $750,000. In February 2005, we released 37 home sites for sale with prices ranging from $148,500 to $849,500 and averaging $276,000. Additional home site releases are planned for later in the year.
      A majority of the permits for construction of the project have been received, and the pace of infrastructure development is accelerating with 190 home sites currently under construction.
      Planning and evaluation of a 6,000-acre parcel located on Sandy Creek in Bay County, Florida is also currently underway. Additional RiverCamps locations are actively being reviewed in other parts of Northwest Florida.

Other Land Projects
      Planned as a primary home community with 24 units on 10 acres, construction started at Cutter Ridge in Franklin County in the fourth quarter of 2004. In addition, during the fourth quarter of 2004, marketing began for RiverSide at Chipola, a 10-unit gated community on the Chipola River in Calhoun County.

Conservation Lands
      Our Land Sales segment also periodically considers the sale of land to conservation groups and governmental agencies. In 2004, we closed three conservation land transactions, totaling 1,798 acres.
Forestry
      Our Forestry segment focuses on the management and harvesting of our extensive timberland holdings. We grow, harvest and sell timber and wood fiber. We believe we are the largest private landowner in Florida, owning:

•	Approximately 509,504 acres of planted pine forests, primarily in Northwest Florida.

•	Approximately 309,295 acres of mixed timberland, wetlands, lake and canal properties.
      Our principal forestry product is softwood pulpwood. We also grow and sell softwood and hardwood sawtimber. In addition, we own and operate a cypress sawmill and mulch plant (“Sunshine State Cypress”) which converts cypress logs into wood products and mulch.
      On December 31, 2004, our standing pine inventory totaled approximately 23.4 million tons and our hardwood inventory totaled approximately 6.7 million tons. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually. Our timberlands are located near key transportation links, including roads, waterways and railroads.
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
Supplemental Information
      Information regarding the revenues, income and total assets of each of our operating segments can be found in note 14 to our Consolidated Financial Statements included in this Report.
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
      Currently, the Federal Aviation Administration is considering five alternatives to expand the capacity of the Panama City — Bay County International Airport. Two of these alternatives involve expansion of the current facility, and two alternatives require relocation of the airport to a new site proposed by the airport authority in the West Bay Sector on land owned by us. The final alternative is to take no action at all.
      The relocation of the airport is a condition to certain of our land-use entitlements in Bay County. We also believe that the relocation of the airport is important to the overall economic development of Northwest Florida. The FAA has issued a draft Environmental Impact Study (“EIS”) with respect to the proposed alternatives, and it expects to issue its Record of Decision with respect to the EIS in late 2005. In addition to the EIS process, other regulatory steps remain before a final decision is reached on the relocation of the airport. The relocation is also dependent on adequate funding. If the relocation of the airport does not occur, our business could be materially affected.

Changes in the demographics affecting projected population growth in Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.
      Florida has experienced strong recent population growth, including the migration of Baby Boomers to the state. This population growth is expected to continue into the foreseeable future. Baby Boomers seeking retirement or vacation homes in Florida represent a significant portion of purchasers in many of our developments, and we intend to continue to plan and market future developments to Baby Boomers. Any decrease in the demographic trend of Baby Boomers moving to Florida could adversely affect our business.

The occurrence of natural disasters in Florida could adversely affect our business.
      The occurrence of natural disasters in Florida, such as hurricanes, floods, fires, unusually heavy or prolonged rain and droughts, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles which could reduce demand for our properties.

Increases in interest rates could reduce demand for our products.
      An increase in interest rates could reduce the demand for homes we build, particularly primary housing and home sites we develop, commercial properties we develop or sell, and land we sell. A reduction in demand could materially adversely affect our profitability.

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
      Development of real property in Florida entails an extensive approval process involving overlapping regulatory jurisdictions. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact, or DRI, application. Compliance with the Growth Management Act, local land development regulations, and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.
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
      Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws, the enactment of new laws regarding the development of real property, or the identification of new facts could all lead to new or greater liabilities that could materially adversely affect our business, profitability or financial condition.

Environmental and other regulations may have an adverse effect on our business.
      A substantial portion of our development properties in Florida is subject to federal, state and local regulations and restrictions that may impose significant limitations on our ability to develop them. Much of our property is undeveloped land located in areas where development may have to address the natural habitats of various endangered or protected wildlife species or in sensitive environmental areas such as wetlands and coastal areas.
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
      A number of residential and commercial developers and real estate services companies, some with greater financial and other resources, compete with us in seeking properties for acquisition, resources for development and prospective purchasers and tenants. Competition from other real estate developers and real estate services companies may adversely affect our ability to:

•	sell homes and home sites;

•	attract purchasers;

•	attract and retain tenants;

•	sell undeveloped rural land; and

•	sell our commercial services.

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
      Our senior management has been responsible for our transformation from an industrial conglomerate to a successful real estate operating company. Our future success is highly dependent upon the continued employment of our senior management. The loss of one or more of our senior managers could have a material adverse effect on our business. In August 2003, we entered into five-year employment agreements with Peter Rummell, our Chairman and Chief Executive Officer, and Kevin Twomey, our President and Chief Operating Officer. We do not have key-person life insurance on any of our senior managers.

If we are unable to attract or retain experienced real estate development personnel, our business may be adversely affected.
      Our future success largely depends on our ability to attract and retain experienced real estate development personnel. The market for these employees is highly competitive, and if we cannot continue to attract and retain quality personnel, our ability to effectively operate our business may be significantly limited.

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

The Trust owns approximately 7.5% of our stock, and two of our directors are trustees of the Trust. The Trust’s interests may not always be identical to those of our public shareholders.
      As of March 1, 2005, The Alfred I. duPont Testamentary Trust owned 5,689,355 shares, or approximately 7.5%, of our outstanding common stock. In addition, two of our current directors are trustees of the Trust. Under the terms of our registration rights agreement with the Trust, if the Trust beneficially owns less than 20% but at least 5% of our outstanding shares of common stock, the Trust will be entitled to nominate one member of our board. Accordingly, the Trust will continue to be able to have significant influence over our corporate and management policies, including decisions relating to mergers, acquisitions, the sale of all or substantially all of our assets and other significant transactions. The interests of the Trust may not be aligned with our interests or the interests of other shareholders.
Forward-looking Statements
      This Form 10-K includes forward-looking statements, particularly in the Management’s Discussion and Analysis Section. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. Any statements in this Form 10-K that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	the size and number of residential units and commercial buildings;

•	expected development timetables, development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the pace at which we release new product for sale;

•	future operating performance, cash flows, and short and long-term revenue and earnings growth rates;

•	comparisons to historical projects;

•	the amount of dividends we pay; and

•	the number of shares of company stock which may be purchased under the company’s existing or future share-repurchase program.

      Forward-looking statements are not guarantees of future performance. You are cautioned not to place undue reliance on any of these forward-looking statements. These statements are made as of the date hereof based on current expectations, and we undertake no obligation to update the information contained in this release.
      Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described above as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeast United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on approvals of the local airport authority and the Federal Aviation Administration, various permits and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	adverse weather conditions or natural disasters and the impact on future demand in Florida;

•	changes in insurance rates and deductibles for property in Florida; and

•	acts of war, terrorism or other geopolitical events.
      The foregoing list is not exhaustive and should be read in conjunction with other cautionary statements contained herein and in our periodic and other filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this Form 10-K not to occur.

Employees
      We had approximately 1,603 full-time employees and 138 part-time employees at December 31, 2004. We consider our relations with our employees to be good. These employees work in the following segments:

Towns & Resorts development	1,024
Commercial real estate development and services	540
Land sales	47
Forestry	28
Other — including corporate	102
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
      We own approximately 820,000 acres, the majority of which are located in Northwest Florida, including substantial gulf, lake and riverfront acreage. Most of our raw land assets are managed as timberland until designated for development. For more information on our real estate assets, see Item 1. Business.

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
      We have retained certain self-insurance risks with respect to losses for third-party liability, worker’s compensation, property damage, group health insurance provided to employees, and other types of insurance.
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
      Pursuant to the terms of various agreements by which we disposed of our sugar assets in 1999, we are obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. We have separately funded the costs of remediation. Remediation was substantially completed in 2004 and is expected to be finalized in early 2005. We expect the amounts held in escrow to be released to us during the first half of 2005.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      We had approximately 77,000 beneficial owners of our common stock as of March 9, 2005. Our common stock is quoted on the New York Stock Exchange (“NYSE”) Composite Transactions Tape under the symbol “JOE.”
      The range of high and low prices for our common stock as reported on the NYSE Composite Transactions Tape and the dividends declared for the periods indicated is set forth below:

	Common
	Stock Price
			Dividends
	High	Low	Declared

2004
First Quarter	41.99	36.39	0.12
Second Quarter	42.27	35.06	0.12
Third Quarter	49.08	39.38	0.14
Fourth Quarter	64.75	46.97	0.14
2003
First Quarter	30.74	26.19	0.08
Second Quarter	31.58	27.04	—
Third Quarter	35.01	31.01	0.12
Fourth Quarter	38.60	32.05	0.12
      On March 9, 2005, the closing price of our common stock on the NYSE was $73.90.
      The following table describes the Company’s purchases of its common stock during the fourth quarter of 2004.

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased as	Amount that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs

				(In thousands)
Month Ended
October 31, 2004	104,265	$49.12	90,000	$137,772

Month Ended
November 30, 2004	110,600	$53.08	110,600	$131,897

Month Ended
December 31, 2004	139,100	$60.34	139,100	$123,499

(1)	Includes shares surrendered to the Company by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 14,265 shares in October 2004. There were no shares surrendered by executives in November or December 2004.

(2)	For a description of our Stock Repurchase Program, see note 2, “Summary of Significant Accounting Policies — Earnings Per Share,” of the notes to our Consolidated Financial Statements.

Item 6.	Selected Consolidated Financial Data
      The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein. The statement of income data with respect to the years ended December 31, 2004, 2003, and 2002 and the balance sheet data as of December 31, 2004 and 2003 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of income data with respect to the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001, and 2000 have been derived from the financial statements of the Company previously filed with the SEC, and have also been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Statement of Income Data:
Total revenues(1)	$951,503	$750,826	$626,440	$564,054	$604,558
Total expenses	806,950	623,845	518,891	487,152	474,778

Operating profit	144,553	126,981	107,549	76,902	129,780
Other income (expense)	(9,218)	(6,942)	122,018	(5,846)	6,184

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	135,335	120,039	229,567	71,056	135,964
Equity in income (loss) of unconsolidated affiliates	5,600	(2,168)	10,940	24,126	18,375
Income tax expense	53,258	42,167	88,960	35,443	51,789

Income from continuing operations before minority interest	87,677	75,704	151,547	59,739	102,550
Minority interest	2,594	553	1,366	524	9,954

Income from continuing operations	85,083	75,151	150,181	59,215	92,596
Income from discontinued operations(2)	178	764	3,295	10,990	7,727
Gain on sale of discontinued operations(2)	4,839	—	20,887	—	—

Net income	$90,100	$75,915	$174,363	$70,205	$100,323

Per Share Data:
Basic
Income from continuing operations	$1.13	$0.99	$1.92	$0.73	$1.09
Income from discontinued operations(2)	—	0.01	0.04	0.14	0.09
Gain on the sale of discontinued operations(2)	0.06	—	0.26	—	—

Net income	$1.19	$1.00	$2.22	$0.87	$1.18

Diluted
Income from continuing operations	$1.11	$0.97	$1.84	$0.70	$1.06
Income from discontinued operations	—	0.01	0.04	0.13	0.09
Gain on the sale of discontinued operations	0.06	—	0.26	—	—

Net income	$1.17	$0.98	$2.14	$0.83	$1.15

Dividends declared and paid	$0.52	$0.32	$0.08	$0.08	$0.02
FLA spin-off(3)	—	—	—	—	4.64

	Year Ended December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Investment in real estate	$942,630	$886,076	$806,701	$736,734	$562,181
Cash and investments(4)	94,816	57,403	73,273	200,225	201,905
Property, plant & equipment, net	33,562	36,272	42,907	49,826	59,665
Total assets	1,403,629	1,275,730	1,169,887	1,340,559	1,115,021
Total stockholders’ equity	495,411	487,315	480,093	518,073	569,084

(1)	Total revenues includes real estate revenues from property sales; realty revenues consisting of property and asset management fees, construction revenues, and lease and sales commissions; timber sales; rental revenues; club operations revenues; management fees; and transportation revenues.

(2)	Discontinued operations include the operations and subsequent sale of two commercial office buildings sold in 2004, Arvida Realty Services (“ARS”), our residential real estate services subsidiary, and two commercial office buildings sold in 2002. (See note 4 of Notes to Consolidated Financial Statements.)

(3)	On October 9, 2000, the Company distributed to its shareholders all of its equity interest in Florida East Coast Industries, Inc. (“FLA”). To effect the distribution, the Company exchanged its 19,609,216 shares of FLA common stock for an equal number of shares of a new class of FLA common stock. On October 9, 2000, the new class of stock, FLA.B, was distributed prorata to the Company’s shareholders in a tax-free distribution. For each share of the Company common stock owned of record on September 18, 2000, the Company’s shareholders received 0.23103369 of a share of FLA.B common stock.

(4)	Includes cash, cash equivalents, and marketable securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The St. Joe Company is one of Florida’s largest real estate operating companies. We believe we have one of the largest inventories of private land suitable for development in the State of Florida, with a very low cost basis. The majority of our land is located in Northwest Florida. In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets, most of which are currently managed as timberland, through the development and subsequent sale of parcels, home sites, and homes, or through the direct sale of unimproved land. In addition, we reinvest qualifying asset sales proceeds into like-kind properties under our tax deferral strategy which has enabled us to create a significant portfolio of commercial rental properties. We also provide commercial real estate services, including brokerage, property management, and construction management for Company-owned assets as well as for third parties.
      We have four operating segments: Towns & Resorts development; commercial real estate development and services; land sales; and forestry.
      Our Towns & Resorts development segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of developed home sites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our Towns & Resorts developments; and

•	management fees.

      Our commercial real estate development and services segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us;

•	the sale of developed and undeveloped land for commercial, retail, apartment, and industrial properties;

•	realty revenues, consisting of property and asset management fees, construction revenues and lease and sales brokerage commissions; and

•	investments in limited partnerships and joint ventures.
      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed home sites primarily within rural settings.
      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber;

•	the sale of cypress lumber and mulch; and

•	the sale of bulk land.
      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Additionally, increases in interest rates could reduce the demand for homes we build and home sites we develop, particularly primary housing and home sites, and commercial properties we develop or sell. However, we believe our secondary resort housing markets are less sensitive to changes in interest rates. We have the ability to mitigate these risks by building to contract as well as building in phases.
      Management periodically conducts market research in the early stages of a project’s development to ensure our product meets expected customer demand. We also continuously and actively monitor competitors’ product offerings to evaluate the competitive position of our products. We are disciplined about the release of new product in Northwest Florida. Our goal is to ensure that as much of our land as possible benefits from the appreciation that we are building with the region’s increased visibility, infrastructure development and place-making.
      Our commercial real estate development and services segment continues to build on strong market interest in Northwest Florida’s retail, office, multi-family and other mixed-use products caused by historical constraints on supply in the area as well as high interest by developers.
      Real estate market conditions in our regions of development, particularly for residential and resort property in Northwest Florida, have been exceptionally strong. These current market conditions place us in an unusually favorable position which may not continue in the future. However, we believe that long-term prospects of job growth, coupled with strong in-migration population expansion in Florida, indicate that demand levels may remain favorable over at least the near term horizon.

Forward-looking Statements
      Management’s discussion and analysis contains forward-looking statements, including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, as well as trends and uncertainties that could affect our results. These statements are subject to risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For additional information concerning these factors and related matters, see “Risk Factors” and “Forward-looking Statements” in Item 1 of this Report.

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
      Real estate inventory costs include land and common development costs, such as roads, sewers, and amenities, home construction costs, property taxes, capitalized interest, and certain indirect costs. A portion of real estate inventory and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale. The accounting estimate related to inventory valuation is susceptible to change due to the use of assumptions about future sales proceeds and related real estate expenditures. Management’s assumptions about future housing and home site sales prices, sales volume and sales velocity require significant judgment because the real estate market is cyclical and is highly sensitive to changes in economic conditions. In addition, actual results could differ from management’s estimates due to changes in anticipated development, construction and overhead costs. Although we have not made significant adjustments affecting real estate gross profit margins in the past, there can be no assurances that estimates used to generate future real estate gross profit margins will not differ from our current estimates.
      Revenue Recognition — Percentage-of-Completion. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, revenue for multi-family residences under construction is recognized using the percentage-of-completion method when 1) construction is beyond a preliminary stage, 2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, 3) sufficient units have already been sold to assure that the entire property will not revert to rental property, 4) sales price is assured, and 5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.
      Revenue for our multi-family residences which were under construction at WaterSound Beach in 2003 was recognized using the percentage-of-completion method of accounting. Since the project was substantially completed as of December 31, 2003, we recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, we incurred $2.0 million in construction cost adjustments for this project. Had these costs been quantified in 2003, they would have been included in our budgets and thus have had an impact on our results for the year ended December 31, 2003. If these costs had been included in the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The results for the year ended December 31, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).
      Management has evaluated the impact of this item, which represented 3% of net income ($0.03 per diluted share) for both years ended December 31, 2004 and 2003, and concluded that it is not significant to our 2004 or 2003 results of operations.
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
      Goodwill is carried at the lower of cost or fair value and is tested for impairment at least annually, or whenever events or changes in circumstances indicate such an evaluation is warranted, by comparing the carrying amount of the net assets of each reporting unit with goodwill to the fair value of the reporting unit taken as a whole. The impairment review involves a number of assumptions and estimates including estimating discounted future cash flows, net operating income, future economic conditions, fair value of assets held, and discount rates. If this comparison indicates that the goodwill of a particular reporting unit is impaired, the aggregate of the fair value of each of the individual assets and liabilities of the reporting unit are compared to the fair value of the reporting unit to determine the amount of goodwill impairment, if any.
      Intangible Assets. We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values, using customary estimates of fair value, including data from appraisals, comparable sales, discounted cash flow analysis, and other methods. These fair values can fluctuate up or down significantly as a result of a number of factors and estimates, including changes in the general economy of our markets, demand for real estate, amortization periods, and fair market values assigned to leases as well as fair value assigned to customer relationships.
      Pension Plan. The Company sponsors a defined benefit pension plan covering a majority of our employees. Currently, our pension plan is over-funded and contributes income to the Company. The accounting for pension benefits is determined by standardized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant impact on the income contributed by the pension plan. We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in the calculation of pension income. For example, in 2004, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $2.4 million increase in pre-tax income ($1.5 million net of tax). A 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase in the assumed discount rate on pension obligations would have resulted in a $0.4 million decrease in pre-tax income ($0.3 million net of tax). A 1% decrease in the assumed discount rate would have resulted in a $0.6 million increase in pre-tax income ($0.4 million net of tax).
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
Recently Issued Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), Share-Based Payment, a revision of FAS 123. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by FAS 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by FAS 123 and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. For public entities like the Company that do not file as small business issuers, FAS 123(R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company plans to adopt FAS 123(R) as of July 1, 2005. As a result of adopting FAS 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date.
      Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (“FAS 152”). FAS 152 clarifies the accounting for sales and other transactions involving real estate time-sharing transactions and is effective for financial statements for fiscal years beginning after June 15, 2005. Upon adoption, the Company does not expect FAS 152 to have a material effect on its financial position or results of operations.
      Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“FAS 153”). FAS 153 eliminates a previous exception from fair value reporting for nonmonetary exchanges of similar productive assets and introduces an exception from fair value reporting for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is applicable to nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Upon adoption, the Company does not expect FAS 153 to have a material effect on its financial position or results of operations.
Results of Operations
      Net income for 2004 was $90.1 million, or $1.17 per diluted share, compared with $75.9 million, or $0.98 per diluted share, in 2003 and $174.4 million, or $2.14 per diluted share, in 2002. The results for 2003 included a non-cash charge of $8.8 million, or $0.11 per diluted share, to reduce the carrying value of goodwill associated with Advantis Real Estate Services (“Advantis”), our commercial real estate services unit. The results for 2002 included a gain on the forward sale of securities of $86.4 million, or $1.06 per diluted share, and earnings and a net gain on the sale of Arvida Realty Services (“ARS”), our former residential real estate services segment. The gain on sale of ARS was $20.7 million, or $0.25 per diluted share, and earnings from the discontinued operations of ARS were $2.3 million, or $0.03 per diluted share.
      We report revenues from our four operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry. Real estate sales are generated from sales of housing units and developed home sites in our Towns & Resorts development segment, developed and undeveloped land and in-service buildings in our commercial real estate development and services segment which are not reported as discontinued operations, parcels of undeveloped land and developed home sites in rural settings in our land sales segment and occasionally sales of bulk land from our forestry segment. Realty revenues, consisting of property and asset management fees, construction revenues, and lease and sales commissions, are generated from the commercial real estate development and services segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate development and services segment. Other revenues are primarily club operations and management fees from the Towns & Resorts development segment.

Consolidated Results
      Revenues and Expenses. The following table sets forth a comparison of the revenues and expenses for the three years ended December 31, 2004.

	Years Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	Difference	% Change	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$734.3	$592.2	$484.0	$142.1	24%	$108.2	22%
Realty	98.1	62.5	58.5	35.6	57	4.0	7
Timber sales	35.2	36.6	40.7	(1.4)	(4)	(4.1)	(10)
Rental	40.5	31.0	24.2	9.5	31	6.8	28
Other	43.4	28.5	19.0	14.9	52	9.5	50

Total	951.5	750.8	626.4	200.7	27	124.4	20

Expenses:
Cost of real estate sales	484.7	353.2	290.8	131.5	37	62.4	21
Cost of realty sales revenues	63.9	36.2	33.2	27.7	77	3.0	9
Cost of timber sales	21.8	24.2	28.9	(2.4)	(10)	(4.7)	(16)
Cost of rental revenues	15.9	14.1	11.2	1.8	13	2.9	26
Cost of other revenues	37.6	27.2	23.1	10.4	38	4.1	18
Other operating expenses	102.2	91.6	84.1	10.6	12	7.5	9

Total	$726.1	$546.5	$471.3	$179.6	33%	$75.2	16%

      The increases in revenues from real estate sales and costs of real estate sales were in each case primarily due to increased sales in the Towns & Resorts development segment and land and building sales in the commercial real estate development and services segment. These increases were partially offset by a decrease in sales of conservation land. Additionally, during 2004, two buildings were sold by the commercial real estate development and services segment and recorded as discontinued operations. Also, in 2004, costs of real estate sales increased due to actual construction costs in excess of estimates at WaterSound Beach, one of our residential communities. (For a more detailed discussion of this increase, see Revenue Recognition — Percentage-of-Completion under Critical Accounting Estimates above.) The increases in realty revenues and cost of realty revenues were in each case primarily due to increases in construction and brokerage activity. The increases in rental revenues and costs of rental revenues were in each case primarily due to the purchase of commercial buildings and, from 2002 to 2003, to improved leased percentages of rental property in the commercial real estate development and services segment. Timber revenue decreased due to a reduction in volume harvested from Company-owned lands and an intentional reduction in production at the cypress mill operation for the purpose of improving margins and profitability, partially offset by price increases. Cost of timber revenues decreased due to lower costs in the timber operation and increased efficiencies in the cypress mill operation. Other revenues and costs of other revenues increased, from 2003 to 2004, primarily due to increases in resale brokerage activity in the Towns & Resorts development segment and, from 2002 to 2003, primarily due to an increase in club operations in the Towns & Resorts development segment. Other operating expenses increased primarily due to increases in the Towns & Resorts development segment and the commercial real estate development and services segment. For further discussion of revenues and expenses, see Segment Results below.
      Corporate Expense. Corporate expense, representing corporate general and administrative expenses, increased $9.3 million, or 27%, to $43.8 million in 2004, from $34.5 million in 2003. The increase was due to increases of $3.8 million in compensation expense on restricted stock issuances, $3.2 million in salaries and other employee benefits, $1.7 million in audit and audit related fees, and $0.6 million in miscellaneous other corporate expenses. Corporate expense increased $7.0 million, or 25%, to $34.5 million in 2003, from $27.5 million in 2002. The increase was primarily due to a $4.3 million decrease in the income contribution from the St. Joe Company Pension Plan, an increase in employee benefit costs of $2.3 million and an increase of $0.4 million in miscellaneous other corporate expenses.
      Depreciation and Amortization. Depreciation and amortization increased $6.7 million, or 24%, to $35.1 million in 2004, compared to $28.4 million in 2003. The increase was due to a $3.3 million increase in depreciation resulting primarily from additional investments in commercial investment property and residential operating property and property, plant and equipment and a $3.4 million increase in amortization resulting from an increase in intangible assets associated with our commercial operating properties. Depreciation and amortization increased $8.3 million, or 41%, to $28.4 million in 2003, compared to $20.1 million in 2002. The increase was due to a $7.4 million increase in depreciation resulting primarily from additional investments in commercial investment property and residential operating property and property, plant and equipment and a $0.9 million increase in amortization resulting from an increase in intangible assets.
      Impairment Losses. During 2004, we recorded a $2.0 million impairment loss related to one of our Towns & Resorts projects in North Carolina pursuant to Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2003, we recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The impairment related to Advantis resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. See note 9 of Notes to Consolidated Financial Statements. Additionally, impairment losses of $0.3 million were recorded in 2003 related to commercial properties. No impairment losses were recorded in 2002.
      Other Income (Expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets and other income and, in 2002, gains and losses on the valuation and settlement of forward sale contracts. Other income (expense) was $(9.2) million in 2004, $(6.9) million in 2003, and $122.0 million in 2002.
      The gains and losses on the valuation and settlement of forward sale contracts in 2002 were related to a forward sale transaction that we entered into with a major financial institution in October 1999 that, in effect, provided for the monetization of our long-held portfolio of equity investments which, at December 31, 1998, had a cost of approximately $1.7 million and a fair value of approximately $144 million. Under the forward sale agreement, we received approximately $111.1 million in cash and were required to settle the forward transaction by October 15, 2002, by delivering either the securities or the equivalent value of the securities in cash to the financial institution. The agreement permitted us to retain that amount of the securities representing appreciation up to 20% of their value on October 15, 1999 should the value of the securities increase. The securities were recorded at fair value on the balance sheet and the related unrealized gain, net of tax, was recorded in accumulated other comprehensive income. At the time of entering into the forward sale contracts, we recorded a liability in long-term debt for approximately $111.1 million, subject to increase as interest expense was imputed at an annual rate of 7.9%. The liability was also subject to increase by the amount, if any, that the fair value of the securities increased beyond the retained 20%.

      In 2002, in two separate transactions, we settled our forward sale contracts by delivering equity securities to the financial institution for an aggregate pre-tax gain of $132.9 million. The aggregate liability related to the contracts settled was $135.6 million at the times of settlement and the resulting gain recognized in 2002 was $132.9 million pre-tax.
      Investment income decreased to $0.9 million for both 2004 and 2003 from $2.9 million in 2002, primarily due to lower dividend income resulting from the disposition of securities. Interest expense increased $2.2 million to $12.9 million in 2004 from $10.7 million in 2003, primarily due to an increase in the average amount of debt in 2004. Interest expense decreased $4.9 million to $10.7 million in 2003 compared to $15.6 million in 2002 due to the settlement of the debt related to the forward sale contracts, which was partially offset by interest expense attributable to medium term notes we issued in 2002 and debt secured by commercial buildings. Other income was $2.8 million in 2004, $2.9 million in 2003, and $1.8 million in 2002. Other income included a loss on the valuation of forward sale contracts of $(0.9) million in 2002.
      Equity in Income (Loss) of Unconsolidated Affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income (loss) of unconsolidated affiliates totaled $5.6 million in 2004, $(2.2) million in 2003, and $10.9 million in 2002.
      The Towns & Resorts development segment recorded equity in the income (loss) of unconsolidated affiliates of $5.8 million in 2004, $(4.1) million in 2003, and $11.9 million in 2002. The 2004 results were primarily due to increases in closings at two unconsolidated affiliates that are developing residential property in Florida. For 2003 and 2002, equity in income (loss) of unconsolidated affiliates included our 26% limited partnership interest in Arvida/ JMB Partners, L.P. (“Arvida/ JMB”). Arvida/ JMB completed its operations in 2003 and is winding up its affairs. Arvida/ JMB had no contribution to equity in income (loss) of unconsolidated affiliates in 2004, reported a $(3.5) million loss in 2003 made up of a pre-tax charge based on estimates of future costs and future cash distributions associated with the completion of operations, and recorded $13.2 million in income in 2002.
      The commercial real estate development and services segment recorded equity in the income (loss) of unconsolidated affiliates of $(0.2) million in 2004, $1.9 million in 2003, and $(1.0) million in 2002. Included were losses of $(1.5) million in 2004, $(0.3) million in 2003, and $(0.3) million in 2002 related to our 50% interest in Codina Group, Inc. (“Codina”), a commercial services company headquartered in Coral Gables, Florida. We expect Codina to return to profitability in the near term. The remainder of the decrease from 2003 to 2004 is primarily due to the sale in 2003 of our 45% partnership interest in the 355 Alhambra building for a gain of $1.0 million which is included in income of unconsolidated affiliates. The increase from 2002 to 2003 is primarily due to the equity in income of Deerfield, LLC, which increased $2.6 million to $1.4 million in 2003 compared to 2002 due to an increase in income from land sales and decreased $0.3 million to $1.1 million in 2004 compared to 2003 due to decreases in income from land sales as that company’s operations wind down.
      Income Tax Expense. Income tax expense on continuing operations totaled $53.3 million in 2004, $42.2 million in 2003, and $89.0 million in 2002. Our effective tax rate was 38% in 2004, 36% in 2003, and 37% in 2002. Our effective tax rate increased in 2004 due to increases in restricted stock deferred compensation, a portion of which is not deductible for tax purposes. Our effective tax rate decreased in 2003 because the deferred tax liability for state taxes was reduced to reflect the effect of a previously implemented strategy.
      Discontinued Operations. Discontinued operations include the operations and subsequent sales of two commercial office buildings which were sold in 2004, the gain on sale and the operations of ARS and the gain on sale and operations of two commercial office buildings which were sold in 2002. These entities’ results are not included in income from continuing operations.
      On July 30, 2004, we sold 1750 K Street for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million ($4.6 million, net of taxes). Prior to its sale, during 2004, 2003, and 2002, 1750 K Street generated revenues of $3.4 million,

$5.6 million, and $5.4 million, respectively, operating expenses of $2.0 million, $3.4 million, and $2.8 million, respectively, and net income of $0.2 million, $0.2 million, and $0.8 million, respectively. We sold Westchase Corporate Center on August 16, 2004, for proceeds of $20.3 million and a pre-tax gain of $0.2 million ($0.1 million net of taxes). Prior to its sale, during 2004, 2003, and 2002, Westchase Corporate Center generated revenues of $2.5 million, $4.2 million, and $3.5 million, respectively, operating expenses of $2.2 million, $3.4 million, and $3.2 million, respectively, and net income of $0.2 million, $0.5 million, and $0.2 million, respectively.
      We completed the sale of ARS, our wholly-owned subsidiary, on April 17, 2002, with a gain recorded on the sale of $33.7 million before taxes, or $20.7 million net of taxes. Prior to its sale, ARS generated revenues of $76.2 million, operating expenses of $71.7 million and net income of $2.3 million during 2002. Also in 2002, we sold two commercial buildings with aggregate proceeds of $0.3 million and an aggregate pre-tax gain of $0.2 million ($0.1 million, net of taxes). Prior to these sales, these two buildings in total generated less than $0.1 million in revenue and pre-tax income during 2002.

Segment Results
      Towns & Resorts Development. The table below sets forth the results of operations of our Towns & Resorts development segment for the three years ended December 31, 2004.

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Revenues:
Real estate sales	$575.0	$467.3	$371.2
Rental revenues	1.1	0.8	0.8
Other revenues	41.5	26.8	14.7

Total revenues	617.6	494.9	386.7

Expenses:
Cost of real estate sales	419.1	332.9	260.8
Cost of rental revenues	1.2	1.6	1.6
Cost of other revenues	36.5	26.6	20.6
Other operating expenses	48.7	44.6	38.7
Depreciation and amortization	10.0	8.6	4.4
Impairment loss	2.0	—	—

Total expenses	517.5	414.3	326.1

Other income (expense)	(0.2)	—	0.2

Pre-tax income from continuing operations	$99.9	$80.6	$60.8

      Our Towns & Resorts development division develops large-scale, mixed-use communities primarily on land with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland, and near Tallahassee, the state capital. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary. We made a strategic decision to carefully manage inventories at our beachfront communities and, consequently, we released no new inventory in these communities in the fourth quarter of 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Real estate sales include sales of homes and home sites and sales of land. Cost of real estate sales for homes and home sites includes direct costs, selling costs and other indirect costs. In 2004, the components of cost of real estate sales for homes and home sites were $350.0 million in direct costs, $29.9 million in selling costs, and $38.5 million in other indirect costs. In 2003, the components of cost of real estate sales for homes and home sites were $276.4 million in direct costs, $23.6 million in selling costs, and $31.3 million in other indirect costs. The overall increases in real estate sales and cost of real estate sales were due to an increase in the number of units sold and higher overall selling prices.
      Sales of homes in 2004 totaled $462.0 million, with related costs of sales of $382.9 million, resulting in a gross profit percentage of 17%, compared to sales of homes in 2003 of $348.4 million, with costs of sales of $287.8 million, resulting in a gross profit percentage of 17%. As discussed above (see Revenue Recognition — Percentage-of-Completion under Critical Accounting Estimates), a small increase in the gross profit percentage was offset by $2.0 million in construction costs that we incurred in 2004 due to contract adjustments on a multi-family property for which substantially all of the activity had been recorded during 2003.
      Cost of real estate sales for homes in 2004 consisted of $323.4 million in direct costs, $24.7 million in selling costs, and $34.8 million in other indirect costs. Cost of real estate sales for homes in 2003 consisted of $242.1 million in direct costs, $17.8 million in selling costs, and $27.9 million in indirect costs.
      Sales of home sites in 2004 totaled $109.8 million, with related costs of sales of $35.5 million, resulting in a gross profit percentage of 68%, compared to sales of home sites in 2003 of $115.7 million, with costs of sales of $43.5 million, resulting in a gross profit percentage of 62%. The increase in gross profit percentage was due to increased pricing at WaterColor, WaterSound Beach, and WindMark Beach, partially offset by increases in the average per-unit costs of sales at WaterColor and Windmark Beach. Cost of real estate sales for home sites in 2004 consisted of $26.6 million in direct costs, $5.2 million in selling costs, and $3.7 million in other indirect costs. Cost of real estate sales for home sites in 2003 consisted of $34.3 million in direct costs, $5.8 million in selling costs, and $3.4 million in indirect costs. There were fewer home sites sold in our resort communities in 2004 compared to 2003 as we continued to manage inventory to maximize value to benefit from expected near-term price increases caused by strong demand in the market.
      The following table sets forth home and home site sales activity by individual developments:

	Year Ended December 31, 2004				Year Ended December 31, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Single-family homes	11	$9.9	$7.3	$2.6	12	$9.6	$6.4	$3.2
Multi-family homes	—	—	—	—	18	2.6	2.7	(0.1)
Private Residence Club	87	17.0	9.3	7.7	—	1.2	0.7	0.5
Home sites	148	71.9	22.2	49.7	206	57.1	22.5	34.6
WaterSound Beach:
Single-family homes	1	5.1	2.7	2.4
Multi-family homes	51	55.4	34.1	21.3	30	72.1	45.1	27.0
Home sites	29	15.1	3.7	11.4	93	38.1	12.6	25.5
Bay County:
The Hammocks:
Homes	77	11.5	11.0	0.5	48	6.8	6.1	0.7
Home sites	70	2.6	1.3	1.3	30	0.9	0.7	0.2
Palmetto Trace: Homes	92	13.8	12.4	1.4	88	13.6	12.1	1.5
Summerwood: Homes	—	—	1.7	(1.7)	—	—	—	—
Woodrun: Homes	—	—	—	—	—	—	0.4	(0.4)

	Year Ended December 31, 2004				Year Ended December 31, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Leon County:
SouthWood:
Homes	174	41.0	35.7	5.3	133	27.0	23.2	3.8
Home sites	58	5.5	3.0	2.5	63	5.7	2.6	3.1
Gulf County:
Windmark Beach: Home sites	4	4.0	0.6	3.4	13	7.3	1.2	6.1
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	104	36.5	29.4	7.1	124	39.6	33.1	6.5
Home sites	35	2.9	1.1	1.8	40	2.2	1.0	1.2
Duval County:
James Island: Homes	11	4.3	3.8	0.5	59	19.8	17.1	2.7
Hampton Park: Homes	61	21.7	19.0	2.7	50	16.1	14.0	2.1
Central Florida:
Volusia County:
Victoria Park:
Homes	179	39.7	34.1	5.6	124	24.3	21.7	2.6
Home sites	53	4.2	2.4	1.8	32	2.3	1.4	0.9
Artisan Park:
Single-family homes	64	25.9	19.2	6.7
Multi-family homes	—	14.8	11.9	2.9
Home sites	17	3.6	1.2	2.4	10	1.3	0.7	0.6
North and South Carolina:
Saussy Burbank:
Homes	748	165.4	151.3	14.1	555	115.7	105.2	10.5
Home sites	—	—	—	—	32	0.8	0.8	—

Total	2,074	$571.8	$418.4	$153.4	1,760	$464.1	$331.3	$132.8

      Revenue and costs of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage-of-completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family unit or a PRC unit, percentage-of-completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound Beach community, deposits of 10% are required upon executing a contract and another 10% is required 180 days later. For PRC units, a 10% deposit is required. Additional deposits may be collected at other locations depending on the specifics of each contract. All deposits are non-refundable (subject to a 10-day waiting period as required by law), except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are signed and deposits made are recognized on the full accrual method of accounting, as contracts are closed.
      At WaterColor, the gross profit percentage from single-family residence sales decreased to 26% in 2004 from 33% in 2003, primarily due to the mix of relative location and size of the home sales closed in each period. The average price of a single-family residence sold in 2004 was $897,000, compared to $799,000 in 2003. In 2004, there was no revenue or gross profit recognized on the sale of multi-family residences due to the wind up of the first phase of multi-family residences in 2003. Revenues and cost of revenues recorded for the PRC were higher in 2004 than in 2003 because percentage-of-completion accounting on PRC units did not begin until late in 2003. The average price of a home site sold in 2004 was $486,000, compared to $277,000 in 2003. The gross profit percentage from home site sales was 69% in 2004 and 61% in 2003. Increases were due to an increase in prices of comparable units and to a change in the mix of relative locations of the home sites sold, partially offset by increases in development costs associated with amenities and roadway improvement.
      At WaterSound Beach, the gross profit percentage on sales of multi-family residences increased to 38% in 2004 from 37% in 2003. Increased margins in 2004 were partially offset by an increase in the cost of revenues associated with the 80 completed and sold multi-family residences caused by actual construction costs exceeding estimates in the first quarter of 2004, as discussed above (see Critical Accounting Estimates). Most of the contribution from income for the 51 multi-family units that closed in 2004 was recorded in 2003 due to percentage of completion accounting. The gross profit percentage on home sites increased to 75% in 2004 from 67% in 2003, primarily due to price increases.
      At The Hammocks, the gross profit percentage on home sales decreased to 4% in 2004 from 10% in 2003 due to an increase in construction costs on the townhouse product. The gross profit percentage on home site sales increased to 50% in 2004 from 22% in 2003, primarily due to price increases, the mix of relative location of the home sites closed, and a decrease in development costs. The average price of a home site sold in 2004 was $38,000 compared to $30,000 in 2003.
      At Summerwood, there was a $1.7 million expense recorded in 2004 for warranty costs in excess of warranty reserves.
      At St. Johns Golf and Country Club, the gross profit percentage on home sales increased to 19% in 2004 from 16% in 2003, primarily due to price increases on comparable units and a change in the mix of relative size and location of homes sold. The average price of a home sold in 2004 was $351,000 compared to $319,000 in 2003. The gross profit percentage on home site sales increased to 62% in 2004 from 55% in 2003, primarily due to price increases and the mix of the relative size of the home sites sold in each period. The average price of home sites sold in 2004 was $84,000 compared to $56,000 in 2003.
      At Artisan Park, the gross profit percentage on home site sales increased to 67% in 2004 from 46% in 2003, primarily due to increased prices. The average price of a home site sold in 2004 was $211,000, compared to $128,000 in 2003.
      At Victoria Park, the gross profit percentage on home sales increased to 14% in 2004 from 11% in 2003. The gross profit percentage on home site sales increased to 43% in 2004 from 39% in 2003. Increases in gross profit percentages were in each case due to price increases on comparable homes and home sites and changes in the mix of relative locations of home sites sold in each period. The average price of a home sold in 2004 was $222,000 compared to $196,000 in 2003. The average price of a home site sold in 2004 was $80,000 compared to $74,000 in 2003.
      At Saussy Burbank, the gross profit percentage on home sales decreased to 8.5% in 2004 from 9.1% in 2003 primarily due to selective discounting of house prices. Average prices of homes sold in 2004 and 2003 were approximately $221,000 and $209,000, respectively. During 2004, we recorded an impairment loss of $2.0 million related to one of Saussy Burbank’s community development projects.
      Other revenues included revenues from the WaterColor Inn, other resort operations, and management fees. Other revenues were $41.5 million in 2004 with $36.5 million in related costs, resulting in a gross profit percentage of 12%, compared to revenues totaling $26.8 million in 2003 with $26.6 million in related costs, resulting in a gross profit percentage of 1%. The increases in other revenues, cost of other revenues, and gross profit percentage were each primarily due to increases in resale brokerage and vacation rental activity.
      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $4.1 million during 2004 compared to 2003, primarily due to increases in marketing and project administration costs attributable to the increase in Towns & Resorts development activity.

      Overall, we expect margins in the Towns & Resorts development segment to remain stable in the near future.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      In 2003, the components of cost of real estate sales for homes and home sites were $276.4 million in direct costs, $23.6 million in selling costs, and $31.3 million in other indirect costs. In 2002, the components of cost of real estate sales for homes and home sites were $220.5 million in direct costs, $17.8 million in selling costs, and $22.5 million in other indirect costs.
      Sales of homes in 2003 totaled $348.4 million, with related costs of sales of $287.8 million, resulting in a gross profit percentage of 17%, compared to sales in 2002 of $271.3 million, with costs of sales of $226.6 million, resulting in a gross profit percentage of 17%. Cost of real estate sales for homes in 2003 consisted of $242.1 million in direct costs, $17.8 million in selling costs, and $27.9 million in indirect costs. Cost of real estate sales for homes in 2002 consisted of $193.8 million in direct costs, $12.8 million in selling costs, and $20.0 million in indirect costs.
      Sales of home sites in 2003 totaled $115.7 million, with related costs of sales of $43.5 million, resulting in a gross profit percentage of 62%, compared to sales in 2002 of $99.3 million, with related costs of sales of $34.2 million, resulting in a gross profit percentage of 66%. Cost of real estate sales for home sites in 2003 consisted of $34.3 million in direct costs, $5.8 million in selling costs, and $3.4 million in indirect costs. Cost of real estate sales for home sites in 2002 consisted of $26.7 million in direct costs, $5.0 million in selling costs, and $2.5 million in indirect costs. The increase in real estate sales was due to an increase in the number of units sold and higher selling prices. Cost of real estate sales increased primarily due to the increased volume of sales. The following table sets forth home and home site sales activity by individual developments:

	Year Ended December 31, 2003				Year Ended December 31, 2002

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	sales	Profit	Units	Revenues	sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Single-family homes	12	$9.6	$6.4	$3.2	13	$10.5	$6.5	$4.0
Multi-family homes	18	2.6	2.7	(0.1)	45	23.3	17.8	5.5
Private Residence Club	—	1.2	0.7	0.5	—	—	—	—
Home sites	206	57.1	22.5	34.6	172	42.7	15.0	27.7
WaterSound Beach:
Multi-family homes	30	72.1	45.1	27.0	—	18.5	11.4	7.1
Home sites	93	38.1	12.6	25.5	64	25.6	10.0	15.6
Bay County:
The Hammocks:
Homes	48	6.8	6.1	0.7	32	4.6	4.1	0.5
Home sites	30	0.9	0.7	0.2	36	1.1	0.6	0.5
Palmetto Trace: Homes	88	13.6	12.1	1.5	43	6.4	5.6	0.8
Summerwood: Homes	—	—	—	—	12	1.8	1.8	—
Woodrun: Homes	—	—	0.4	(0.4)	1	0.3	0.4	(0.1)
Other Bay County: Home sites	—	—	—	—	1	0.1	0.1	—
Leon County:
SouthWood:
Homes	133	27.0	23.2	3.8	115	21.3	18.5	2.8
Home sites	63	5.7	2.6	3.1	65	6.1	2.8	3.3

	Year Ended December 31, 2003				Year Ended December 31, 2002

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	sales	Profit	Units	Revenues	sales	Profit

	(Dollars in millions)
Gulf County:
Windmark Beach: Home sites	13	7.3	1.2	6.1	67	22.1	4.6	17.5
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Homes	124	39.6	33.1	6.5	111	34.1	27.6	6.5
Home sites	40	2.2	1.0	1.2	21	1.0	0.7	0.3
Duval County:
James Island: Homes	59	19.8	17.1	2.7	72	22.5	19.3	3.2
Hampton Park: Homes	50	16.1	14.0	2.1	35	11.3	9.9	1.4
Central Florida:
Volusia County:
Victoria Park:
Homes	124	24.3	21.7	2.6	77	14.1	12.0	2.1
Home sites	32	2.3	1.4	0.9	12	0.6	0.4	0.2
Artisan Park: Home sites	10	1.3	0.7	0.6	—	—	—	—
North and South Carolina:
Saussy Burbank:
Homes	555	115.7	105.2	10.5	523	102.6	91.7	10.9
Home sites	32	0.8	0.8	—	—	—	—	—

Total	1,760	$464.1	$331.3	$132.8	1,517	$370.6	$260.8	$109.8

      At WaterColor, the average price of a single-family residence sold in 2003 was $799,000, compared to $800,000 in 2002, which was due solely to the product mix sold. In general, sales prices for homes with similar sizes and locations increased in 2003. The gross profit percentage from single-family residence sales decreased to 33% in 2003 from 38% in 2002 due to an increase in construction costs at one of the multi-family projects and a change in the mix of multi-family projects recorded in each year. The decrease in revenue and cost of revenue on multi-family residences was due to a decline in the number of units for sale. The gross profit percentage on multi-family home sales decreased to (4)% in 2003 from 24% in 2002 primarily due to increased development and construction costs in 2003 associated with the wind up of the first phase of multi-family residences. The gross profit percentage from home site sales decreased to 61% in 2003 from 65% in 2002 primarily due to increases in development costs associated with amenities and roadway improvement.
      At WaterSound Beach, multi-family unit percentage-of-completion contributions to income began in the fourth quarter of 2002 and continued for the full year in 2003. The gross profit percentage on home sites increased to 67% in 2003 from 61% in 2002 primarily due to increases in sales prices.
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
      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $5.9 million during 2003 compared to 2002. The increase was primarily due to increases in project administration costs and marketing costs attributable to the increase in Towns & Resorts development activity.
      Commercial Real Estate Development and Services. The table below sets forth the results of operations of our commercial real estate development and services segment for the three years ended December 31, 2004.

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Revenues:
Real estate sales	$87.2	$25.6	$28.2
Realty revenues	98.1	62.5	58.5
Rental revenues	39.5	30.2	23.5
Other revenues	1.9	1.8	1.1

Total revenues	226.7	120.1	111.3

Expenses:
Cost of real estate sales	58.9	7.0	20.8
Cost of realty revenues	63.9	36.2	33.2
Cost of rental revenues	14.7	12.4	9.4
Other operating expenses	43.6	36.6	32.7
Depreciation and amortization	17.0	12.2	7.6
Impairment loss	—	14.4	—

Total expenses	198.1	118.8	103.7

Other income (expense)	(5.6)	(6.0)	(6.2)

Pre-tax income (loss) from continuing operations	$23.0	$(4.7)	$1.4

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Real estate sales. Total proceeds from land sales in 2004 were $62.4 million, with a pre-tax gain of $25.4 million. Land sales during 2004 included the following:

	Number of	Acres	Gross Sales	Average
Land	Sales	Sold	Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	12	220	$8.4	$38
Improved	31	192	51.8	270
Texas	3	8	2.2	274

Total/ Average	46	420	$62.4	$149

      Included in improved land sales in Florida was the sale of 93 acres in and near the Company’s Pier Park development in Panama City Beach, Florida, to the Simon Property Group (“Simon”) for $26.5 million, or $286,000 per acre, for a retail, restaurant and entertainment project. Simon also has the right to purchase an additional 125 acres in and near Pier Park. The Company will retain approximately 13 acres near the beach in Pier Park and approximately 60 adjacent acres near the beach with zoning allowing high-density residential uses.
      During 2003, total proceeds from land sales were $25.6 million, with a pre-tax gain of $18.6 million. Land sales included the following:

	Number of	Acres	Gross Sales	Average
Land	Sales	Sold	Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	18	268	$13.1	$49
Improved	30	129	11.5	89
Texas	1	2	1.0	449

Total/ Average	49	399	$25.6	$64

      Total proceeds for building sales recorded in continuing operations in 2004 were $24.8 million, with a pre-tax gain of $2.9 million. There were no building sales in 2003. Building sales in 2004 consisted of:

•	the sale of the 99,000-square-foot TNT Logistics building located in Jacksonville, Florida, for $12.8 million, with a pre-tax gain of $3.0 million; and

•	the sale of the 100,000-square-foot Westside Corporate Center building located in Plantation, Florida, for $12.0 million, with a pre-tax loss of $(0.1).
      The operations of TNT Logistics and Westside Corporate Center have not been recorded as discontinued operations because one of our affiliates continues to provide brokerage and leasing services for these buildings.
      Realty revenues. Advantis’ realty revenues in 2004 increased $35.6 million, or 57%, over 2003 due to increases in construction and brokerage revenues. Cost of Advantis’ realty revenue increased $27.7 million, or 77%, due to increased costs associated with the increase in construction and brokerage revenues. The gross profit percentage was 35% for 2004, compared to 42% for 2003. The decrease in gross profit percentage was due to increases in broker agent compensation rates related to the increase in brokerage activity and due to the expansion of the construction business to include base building projects which have a lower margin than tenant renovation projects. Advantis’ other operating expenses, consisting of office administration expenses, increased to $32.8 million in 2004 from $28.9 million in 2003, a 13% increase, primarily due to an increase in staffing costs. Advantis’ results were break-even after eliminating intercompany profit of $1.7 million, compared to $(17.8) million for 2003, including the 2003 impairment loss of $(14.1) million and after eliminating intercompany profit of $2.0 million. During 2003, although management had previously believed that Advantis’ performance would continue to improve despite a very difficult environment for commercial services companies, results of operations declined and expectations for future periods were reduced. As a result, the Company recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to FAS 142. This resulted in an impairment loss of $14.1 million pre-tax ($8.8 million net of tax). We believe that Advantis’ performance will continue to improve based on our current expectations.
      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $9.3 million, or 31%, in 2004 compared to 2003, primarily due to the purchases of four buildings placed in service in the second half of 2003 with an aggregate of 623,000 square feet and six buildings placed in service in 2004 with an aggregate of 583,000 square feet, partially offset by the sale of a building with 100,000 square feet on February 12, 2004. Operating expenses relating to these revenues increased $2.3 million, or 19%, primarily due to the buildings placed in service. This segment’s results include rental revenue and cost of rental revenue from 24 rental properties with 2.8 million total rentable square feet in service at December 31, 2004 and 20 rental properties with 2.4 million total rentable square feet in service at December 31, 2003. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet and two buildings totaling approximately 0.2 million square feet at December 31, 2004 and 2003, respectively, that were owned by partnerships and accounted for using the equity method of accounting. Excluding buildings accounted for using the equity method of accounting, the overall leased percentage increased to 85% at December 31, 2004, compared to 82% at December 31, 2003. Further information about commercial income producing properties majority owned or managed, excluding those reported as discontinued operations, along with results of operations for 2004 and 2003, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable	Percentage
		Square Feet at	Leased at	Square Feet at	Leased at
		December 31,	December 31,	December 31,	December 31,
	Location	2004	2004	2003	2003

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	153,000	78%	147,000	92%
Prestige Place I and II	Clearwater, FL	147,000	82	144,000	86
Lakeview	Tampa, FL	127,000	82	125,000	77
Palm Court	Tampa, FL	62,000	76	60,000	68
Westside Corporate Center	Plantation, FL	(a)	(a)	100,000	86
280 Interstate North	Atlanta, GA	127,000	64	126,000	71
Southhall Center	Orlando, FL	159,000	48	155,000	88
1133 20th Street	Washington, DC	119,000	97	119,000	99
Millenia Park One	Orlando, FL	158,000	90	158,000	68
Beckrich Office I	Panama City Beach, FL	34,000	100	34,000	96
Beckrich Office II(c)	Panama City Beach, FL	33,000	48	(c)	(c)
5660 New Northside	Atlanta, GA	273,000	96	272,000	91
SouthWood Office One	Tallahassee, FL	89,000	92	88,000	73
Crescent Ridge	Charlotte, NC	158,000	100	158,000	100
Windward Plaza	Atlanta, GA	465,000	89	465,000	89
245 Riverside(c)	Jacksonville, FL	136,000	57	(b)	(b)
Overlook	Richmond, VA	129,000	99	(b)	(b)
Deerfield Point	Atlanta, GA	204,000	89	(b)	(b)
Parkwood Point	Atlanta, GA	220,000	93	(b)	(b)

Subtotal		2,793,000	85	2,151,000	86

		Net Rentable	Percentage	Net Rentable	Percentage
		Square Feet at	Leased at	Square Feet at	Leased at
		December 31,	December 31,	December 31,	December 31,
	Location	2004	2004	2003	2003

Development property:
TNT Logistics	Jacksonville, FL	(a)	(a)	99,000	83
245 Riverside	Jacksonville, FL	(c)	(c)	134,000	39
Nextel Two	Tallahassee, FL	30,000	100	(b)	(b)
Beckrich Office II	Panama City Beach, FL	(c)	(c)	34,000	20

Subtotal		30,000	100	267,000	53

Total		2,823,000	85%	2,418,000	82%

(a)	Westside Corporate Center and TNT Logistics were sold during 2004.

(b)	These properties were completed or acquired after the date reported.

(c)	During 2004, 245 Riverside and Beckrich Office II were transferred from development property to buildings purchased with tax-deferred proceeds.

	Year Ended December 31, 2004					Year Ended December 31, 2003

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$2.9	$1.0	$1.9	$(1.7)	$0.2	$3.0	$1.0	$2.0	$(1.4)	$0.6
Prestige Place I and II	2.3	1.0	1.3	(1.3)	—	2.3	1.0	1.3	(1.4)	(0.1)
Lakeview	2.1	0.9	1.2	(1.3)	(0.1)	1.9	0.7	1.2	(1.3)	(0.1)
Palm Court	0.6	0.3	0.3	(0.2)	0.1	0.5	0.2	0.3	(0.5)	(0.2)
Westside Corporate Center	0.2	0.1	0.1	(0.2)	(0.1)	1.9	0.7	1.2	(1.1)	0.1
280 Interstate North	1.6	0.7	0.9	(1.0)	(0.1)	1.7	0.8	0.9	(0.9)	—
Southhall Center	1.5	0.8	0.7	(1.6)	(0.9)	2.8	1.0	1.8	(1.5)	0.3
1133 20th Street	4.1	1.5	2.6	(2.0)	0.6	4.0	1.3	2.7	(2.1)	0.6
Millenia Park One	2.7	1.0	1.7	(1.4)	0.3	1.7	0.8	0.9	(1.5)	(0.6)
Beckrich Office I	0.4	0.2	0.2	(0.2)	—	0.4	0.2	0.2	(0.3)	(0.1)
Beckrich Office II(c)	0.2	0.1	0.1	(0.2)	(0.1)	—	—	—	—	—
5660 New Northside	5.7	1.7	4.0	(2.4)	1.6	5.8	1.8	4.0	(1.4)	2.6
SouthWood Office One	0.9	0.5	0.4	(0.6)	(0.2)	0.4	0.3	0.1	(0.4)	(0.3)
Crescent Ridge	3.2	0.8	2.4	(1.8)	0.6	1.2	0.3	0.9	(0.4)	0.5
Windward Plaza	7.6	1.9	5.7	(3.5)	2.2	0.8	0.2	0.6	(0.6)	—
245 Riverside(c)	0.4	0.7	(0.3)	(1.0)	(1.3)	—	—	—	—	—
Overlook	1.4	0.4	1.0	(0.7)	0.3	—	—	—	—	—
Parkwood Point	0.1	—	0.1	(0.1)	—	—	—	—	—	—
Deerfield Point	0.1	—	0.1	(0.1)	—	—	—	—	—	—

Subtotal	$38.0	$13.6	$24.4	$(21.3)	$3.1	$28.4	$10.3	$18.1	$(14.8)	$3.3
Development property:
TNT Logistics	1.4	0.5	0.9	(0.7)	0.2	1.4	0.6	0.8	(0.7)	0.1
245 Riverside(c)	—	—	—	—	—	0.2	0.5	(0.3)	(1.0)	(1.3)
Nextel Call Center	0.1	—	0.1	(0.1)	—	—	—	—	—	—
Beckrich Office II(c)	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other	—	0.6	(0.6)	—	(0.6)	0.2	1.0	(0.8)	(1.3)	(2.1)

Subtotal	$1.5	$1.1	$0.4	$(0.8)	$(0.4)	$1.8	$2.1	$(0.3)	$(3.1)	$(3.4)

Total	$39.5	$14.7	$24.8	$(22.1)	$2.7	$30.2	$12.4	$17.8	$(17.9)	$(0.1)

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.

(c)	245 Riverside and Beckrich Office II were transferred from development property to buildings purchased with tax-deferred proceeds in 2004.

     At Southhall Center, Harbourside and 280 Interstate North, the loss of tenants caused a decrease in the leased percentages and rental revenues. At Millenia Park One, SouthWood Office One, 245 Riverside, and Beckrich Office II, leased percentages and revenues increased due to the addition of new tenants for these recently developed properties.
      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, was $17.0 million in 2004 compared to $12.2 million in 2003.
      Discontinued operations. Building sales in 2004 included the sales of 1750 K Street and Westchase Corporate Center, both of which are reported as discontinued operations. 1750 K Street was sold on July 30, 2004, for $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million. Westchase Corporate Center was sold on August 16, 2004, for $20.3 million and a pre-tax gain of $0.2 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Real estate sales. As discussed above, total proceeds from land sales in 2003 were $25.6 million, with a pre-tax gain of $18.7 million. There were no building sales in 2003. Land sales included the following:

	Number of	Acres	Gross Sales	Average
Land	Sales	Sold	Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	18	268	$13.1	$49
Improved	30	129	11.5	89
Texas	1	2	1.0	449

Total/ Average	49	399	$25.6	$64

      During 2002, total proceeds from land sales were $11.0 million, with a pre-tax gain of $4.3 million. Land sales included the following:

	Number of	Acres	Gross Sales	Average
Land	Sales	Sold	Price	Price/Acre

			(In millions)	(In thousands)
Florida:
Unimproved	5	44	$2.8	$63
Improved	8	27	2.6	98
Texas	3	20	5.6	285

Total/ Average	16	91	$11.0	$121

      Total proceeds for building sales in 2002 were $17.2 million, with a pre-tax gain of $3.1 million. Building sales consisted of:

•	The sale of the 67,000-square-foot Nextel building located in the Beckrich Office Park in Panama City Beach for $8.1 million, with a pre-tax gain of $1.9 million; and

•	the sale of the 69,000-square-foot Tree of Life building located in St. Augustine, Florida, for $9.1 million, with a pre-tax gain of $1.2 million.
      Realty revenues. Advantis’ realty revenues in 2003 increased $4.0 million, or 7%, over 2002 due to increases in brokerage and construction revenues, which were partially offset by a small decrease in property management revenues. Cost of Advantis’ realty revenue increased $3.0 million, or 9%, due to increased broker commissions. Advantis’ other operating expenses, consisting of office administration expenses, increased to $28.9 million in 2003 from $25.6 million in 2002, primarily due to an increase in staffing costs. Advantis recorded a pre-tax loss of $17.8 million for 2003, compared to a pre-tax loss of

$1.5 million for 2002, after excluding profit of $2.0 million in 2003 and $1.3 million in 2002 related to intercompany transactions. As discussed above, the Company recorded an impairment loss in 2003 to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million, pursuant to FAS 142. This resulted in an impairment loss of $14.1 million pre-tax ($8.8 million net of tax).
      Rental revenues. Rental revenues generated by our commercial real estate development and services segment owned operating properties increased $6.7 million, or 29%, in 2003 compared to 2002, due to six buildings placed in service or acquired during 2003 and an increase in the overall leased percentage of rental properties. Operating expenses relating to these revenues increased $3.0 million, or 32%, primarily due to the six buildings placed in service and increased occupancy as well as increases in property taxes, utilities and upgraded security at most of the buildings. This segment’s income from continuing operations included rental revenue and cost of rental revenue from 20 operating properties with 2.4 million total rentable square feet in service during 2003 and 14 operating properties with 1.6 million total rentable square feet in service during 2002. Additionally, this segment had interests in two buildings totaling approximately 0.2 million square feet and three buildings totaling approximately 0.4 million square feet at December 31, 2003 and 2002, respectively, that were owned by partnerships and accounted for using the equity method of accounting. The overall leased percentage increased to 82% at December 31, 2003, compared to 78% at December 31, 2002. Further information about commercial income producing properties majority owned by the Company, excluding those reported as discontinued operations, along with results of operations for 2003 and 2002, is presented in the tables below.

		Net Rentable	Percentage	Net Rentable	Percentage
		Square Feet at	Leased at	Square Feet at	Leased at
		December 31,	December 31,	December 31,	December 31,
	Location	2003	2003	2002	2002

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	147,000	92%	146,000	86%
Prestige Place I and II	Clearwater, FL	144,000	86	143,000	84
Lakeview	Tampa, FL	125,000	77	125,000	76
Palm Court	Tampa, FL	60,000	68	62,000	61
Westside Corporate Center	Plantation, FL	100,000	86	100,000	86
280 Interstate North	Atlanta, GA	126,000	71	126,000	67
Southhall Center	Orlando, FL	155,000	88	155,000	94
1133 20th Street	Washington, DC	119,000	99	119,000	99
Millenia Park One	Orlando, FL	158,000	68	158,000	44
Beckrich Office I	Panama City Beach, FL	34,000	96	34,000	88
5660 New Northside	Atlanta, GA	272,000	91	275,000	96
SouthWood Office One	Tallahassee, FL	88,000	73	(a)	(a)
Crescent Ridge	Charlotte, NC	158,000	100	(b)	(b)
Windward Plaza	Atlanta, GA	465,000	89	(b)	(b)

Subtotal		2,151,000	86	1,443,000	81

		Net Rentable	Percentage	Net Rentable	Percentage
		Square Feet at	Leased at	Square Feet at	Leased at
		December 31,	December 31,	December 31,	December 31,
	Location	2003	2003	2002	2002

Development property:
TNT Logistics	Jacksonville, FL	99,000	83	99,000	73
245 Riverside	Jacksonville, FL	134,000	39	(b)	(b)
SouthWood Office One	Tallahassee, FL	(a)	(a)	88,000	35
Beckrich Office II	Panama City Beach, FL	34,000	20	(b)	(b)

Subtotal		267,000	69	187,000	55

Total		2,418,000	82%	1,630,000	78%

(a)	During 2003, SouthWood Office One was transferred from development property to buildings purchased with tax-deferred proceeds.

(b)	These properties were acquired or completed after the date reported.

	Year Ended December 31, 2003					Year Ended December 31, 2002

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$3.0	$1.0	$2.0	$(1.4)	$0.6	$2.4	$1.0	$1.4	$(1.4)	$—
Prestige Place I and II	2.3	1.0	1.3	(1.4)	(0.1)	2.0	1.0	1.0	(1.1)	(0.1)
Lakeview	1.9	0.7	1.2	(1.3)	(0.1)	2.4	1.0	1.4	(1.2)	0.2
Palm Court	0.5	0.2	0.3	(0.5)	(0.2)	0.8	0.3	0.5	(0.4)	0.1
Westside Corporate Center	1.9	0.7	1.2	(1.1)	0.1	1.9	0.8	1.1	(1.0)	0.1
280 Interstate North	1.7	0.8	0.9	(0.9)	—	2.2	0.8	1.4	(1.0)	0.4
Southhall Center	2.8	1.0	1.8	(1.5)	0.3	3.4	1.3	2.1	(1.6)	0.5
1133 20th Street	4.0	1.3	2.7	(2.1)	0.6	4.1	1.3	2.8	(2.1)	0.7
Millenia Park One	1.7	0.8	0.9	(1.5)	(0.6)	1.0	0.5	0.5	(0.6)	(0.1)
Beckrich Office I	0.4	0.2	0.2	(0.3)	(0.1)	0.3	0.2	0.1	(0.2)	(0.1)
5660 New Northside	5.8	1.8	4.0	(1.4)	2.6	0.3	—	0.3	—	0.3
SouthWood Office One	0.4	0.3	0.1	(0.4)	(0.3)	—	—	—	—	—
Crescent Ridge	1.2	0.3	0.9	(0.4)	0.5	—		—	—	—
Windward Plaza	0.8	0.2	0.6	(0.6)	—	—		—	—	—

Subtotal	$28.4	$10.3	$18.1	$(14.8)	$3.3	$20.8	$8.2	$12.6	$(10.6)	$2.0
Development property:
Tree of Life	—	—	—	—	—	1.0	0.4	0.6	(0.6)	—
TNT Logistics	1.4	0.6	0.8	(0.7)	0.1	1.1	0.3	0.8	(0.8)	—
245 Riverside	0.2	0.5	(0.3)	(1.0)	(1.3)	—	—	—	—	—
Nextel Call Center	—	—	—	—	—	0.4	0.1	0.3	(0.4)	(0.1)
Beckrich Office II	—	—	—	(0.1)	(0.1)
Other	0.2	1.0	(0.8)	(1.3)	(2.1)	0.2	0.4	(0.2)	(0.4)	(0.6)

Subtotal	$1.8	$2.1	$(0.3)	$(3.1)	$(3.4)	$2.7	$1.2	$1.5	$(2.2)	$(0.7)

Total	$30.2	$12.4	$17.8	$(17.9)	$(0.1)	$23.5	$9.4	$14.1	$(12.8)	$1.3

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.
     Depreciation and amortization was $12.2 million in 2003 compared to $7.6 million in 2002. It was primarily made up of depreciation on the operating properties and amortization of lease intangibles.

      Land Sales. The table below sets forth the results of operations of our land sales segment for the three years ended December 31, 2004.

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Real estate sales	$72.1	$99.2	$84.1

Expenses:
Cost of real estate sales	6.7	13.3	9.0
Cost of other revenues	1.0	0.5	0.2
Other operating expenses	7.0	6.8	6.9
Depreciation and amortization	0.4	0.2	0.2

Total expenses	15.1	20.8	16.3

Other income	0.2	0.1	0.3

Pre-tax income from continuing operations	$57.2	$78.5	$68.1

      Land sales activity for 2004, 2003, and 2002, excluding conservation lands and RiverCamps, was as follows:

	Number	Number of	Average Price	Gross	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Profit

				(In millions)	(In millions)
2004	169	18,376	$3,543	$65.1	$59.3
2003	166	29,904	$1,874	$56.0	$47.6
2002	176	28,071	$1,820	$51.1	$44.1
      Land sales for 2004 included two parcels with an aggregate of 20,000 feet of frontage on North Bay in Bay County, Florida, and a parcel with approximately 5,000 feet of frontage on East Bay in Bay County. The two North Bay parcels, of approximately 349 and 323 acres, sold for $8.7 million, or $25,000 per acre, and $8.7 million, or approximately $27,000 per acre, respectively. The East Bay parcel of 866 acres sold for $10.0 million, or approximately $11,550 per acre. Since average sales prices per acre vary according to the characteristics of each particular piece of land being sold, our average prices may vary from one period to another.
      Conservation land sales activity for 2004, 2003, and 2002 was as follows:

	Number	Number of	Average Price	Gross	Gross
Period	of Sales	Acres	Per Acre	Sales Price	Profit

				(In millions)	(In millions)
2004	3	1,799	$1,668	$3.0	$2.7
2003	7	34,999	$1,157	$40.5	$36.7
2002	7	16,512	$1,999	$33.0	$30.5
      Although we have designated certain parcels of our land as available for conservation land sales, we continually evaluate the possibility of developing these parcels for other uses. We consider such transactions when we believe that we can obtain fair value for our property. We cannot assure that our historic levels of conservation land sales will continue in the future.
      During 2004, we released 42 home sites at RiverCamps on Crooked Creek, 41 of which were closed in 2004. The remaining home site, which was released for sale in the fourth quarter of 2004, was closed in January of 2005. Work also continues on other potential RiverCamps locations in Northwest Florida. During 2004, the land sales segment recognized $4.0 million in revenue related to RiverCamps with related costs of $1.2 million. In 2003, RiverCamps generated $2.7 million in revenues with $1.8 million in related costs, including revenues of $0.7 million and related costs of $0.7 million for the sale of the 2003 HGTV Dream Home, located on East Bay in Bay County, Florida.

      Forestry. The table below sets forth the results of operations of our forestry segment for the three years ended December 31, 2004.

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Revenues:
Timber sales	$35.2	$36.6	$40.7
Real estate sales	—	—	0.6

Total revenues	35.2	36.6	41.3

Expenses:
Cost of timber sales	21.8	24.2	28.9
Cost of real estate sales	—	—	0.2
Other operating expenses	2.6	2.6	2.6
Depreciation and amortization	4.1	4.1	4.1

Total expenses	28.5	30.9	35.8

Other income (expense)	2.4	2.4	2.5

Pre-tax income from continuing operations	$9.1	$8.1	$8.0

      Revenues for the forestry segment in 2004 decreased 4% compared to 2003. Revenues in 2003 decreased 11% compared to 2002. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $13.0 million (681,000 tons) in 2004, $11.8 million (677,000 tons) in 2003, and $12.2 million (686,000 tons) in 2002. Sales to other customers totaled $14.5 million (653,000 tons) in 2004, $16.3 million (837,000 tons) in 2003, and $18.3 million (782,000 tons) in 2002. The 2004 increase in revenues under the fiber agreements was primarily due to increasing prices under the terms of the agreement. The 2003 decrease in revenues under the fiber agreement was primarily due to the sales of higher priced wood chips in 2002 with no such sales in 2003. In 2004, sales to other customers decreased as we reduced the volume harvested from Company-owned lands. The 2003 decrease in revenues from sales to other customers was due to a change in the product mix. Revenues from the cypress mill operation were $7.7 million in 2004, $8.5 million in 2003, and $10.2 million in 2002. Revenues from the cypress mill decreased as we intentionally reduced production to help improve margins and profitability in response to challenges in finding wood supplies at acceptable prices.
      Cost of timber sales decreased $2.4 million, or 10%, in 2004 and decreased $4.7 million, or 16%, in 2003. Cost of sales as a percentage of revenue was 62% in 2004, 66% in 2003, and 71% in 2002. The 2004 decrease in cost of sales as a percentage of revenue was due to increased efficiencies in our cypress mill operation and slightly lower cost of sales for timber in 2004 compared to 2003. The 2003 decrease in cost of sales was primarily due to changes in the product mix. Cost of sales for the cypress mill operation were $5.4 million, or 70% of revenue, in 2004, $7.4 million, or 87% of revenue, in 2003, and $8.8 million, or 86% of revenue, in 2002. Cost of sales for timber was $16.4 million, or 59% of revenues, in 2004, $16.8 million, or 60% of revenue, in 2003, and $20.1 million, or 66% of revenue, in 2002.
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
      Management believes that our financial condition is strong and that our cash, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the continued investment in real estate developments. If our liquidity were not adequate to fund operating requirements, capital development, stock repurchases and dividends, we have various alternatives to change our cash flow, including eliminating or reducing our stock repurchase program, eliminating or reducing dividends, altering the timing of our development projects and/or selling existing assets.

Cash Flows from Operating Activities
      Net cash provided by operations in 2004, 2003 and 2002 was $135.8 million, $117.8 million, and $106.2 million, respectively. During such periods, expenditures relating to our Towns & Resorts development segment were $488.8 million, $342.5 million, and $272.5 million, respectively. Expenditures for operating properties in 2004, 2003 and 2002 totaled $69.0 million, $43.1 million and $38.9 million, respectively, and were made up of commercial property development and residential club and resort property development.
      The expenditures for operating activities relating to our Towns & Resorts development and commercial real estate development and services segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial space. Approximately one-half of these expenditures are for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will also slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future.
      We have generated a net operating loss for tax purposes in each of the three prior tax years, thereby negating the cash payment of federal income taxes during 2001-2003. While we do not believe that federal taxable income will exceed our net operating loss and other carryforwards for 2004, it is possible that we may be required to make a cash payment for federal income taxes for that year. In 2005, it is highly likely that we will be obligated to make cash payments of federal income taxes.

Cash Flows from Investing Activities
      Net cash used in investing activities in 2004 was $36.2 million and included $64.4 million for the purchase of five commercial office buildings and related intangible assets and $41.1 million in proceeds from the sale of discontinued operations. Net cash used in investing activities in 2003 was $116.5 million and included $93.4 million for the purchase of four commercial buildings and related intangible assets. In 2002, net cash provided by investing activities was $48.9 million and included proceeds from the sale of discontinued operations of $138.7 million and $65.4 million for the purchase of commercial buildings.

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

Cash Flows from Financing Activities
      Net cash used in financing activities was $62.2 million in 2004, $17.2 million in 2003, and $122.8 million in 2002.
      We have approximately $22.0 million of debt maturing in 2005. We expect to spend $125 million to $175 million for the repurchase of shares and dividend payments in 2005.
      The Company assumed an existing mortgage of $29.8 million on a commercial building purchased in 2004. Also in 2004, the purchaser of a building sold by the Company assumed the remaining mortgage balance of $25.4 million. In 2002, we secured borrowings, collateralized by our commercial property, of $26.0 million. No such borrowings originated in 2003.
      We have a $250 million senior revolving credit facility (the “credit facility”), which matures on March 30, 2006, and can be used for general corporate purposes. The credit facility includes financial performance covenants relating to our leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that we are currently in compliance with the covenants of the credit facility. There was no outstanding balance at December 31, 2004. The balance was $40.0 million at December 31, 2003. During 2004, we repaid $40.0 million on the credit line, net of borrowings. During 2003, we borrowed $40.0 million on the credit line, net of repayments.
      On June 8, 2004, we issued senior notes in a private placement with an aggregate principal amount of $100 million, with $25 million maturing on June  8, 2009 with a fixed interest rate of 4.97% and $75 million maturing on June 8, 2011 with a fixed interest rate of 5.31%. Interest is payable semiannually. These senior notes include financial performance covenants relating to our leverage position, fixed charge coverage, and a minimum net worth requirement. Management believes that we are currently in compliance with the covenants.
      On February 7, 2002, we issued a series of senior notes with an aggregate principal amount of $175.0 million in a private placement. At issuance, the notes ranged in maturity from three to ten years and bear fixed rates of interest ranging from 5.64% to 7.37%, depending upon maturity. Interest on the notes is payable semiannually. The net proceeds of the notes were used to pay down our revolving credit facility. These senior notes include financial performance covenants relating to our leverage position, fixed charge coverage, and a minimum net worth requirement. Management believes that we are currently in compliance with the covenants.
      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. At December 31, 2004, CDD bonds totaling $109.5 million had been issued, of which $88.9 million had been expended, including $11.1 million allocated to the purchaser of a parcel of commercial land. At December 31, 2003, CDD bonds totaling $99.5 million had been issued, of which $79.0 million had been expended. At December 31, 2002, CDD bonds totaling $83.5 million had been issued, of which $49.4 million had been expended. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $26.4 million, $30.0 million and $11.3 million of this obligation as of December 31, 2004, 2003, and 2002, respectively.
      Through December 31, 2004, our Board of Directors had authorized, through a series of five specific authorizations ranging from $150 million to $200 million, a total of $800.0 million for the repurchase of our outstanding common stock from time to time on the open market (the “Stock Repurchase Program”), of which $123.5 million remained available at December 31, 2004. In addition to repurchases on the open market, the Company has also repurchased shares from The Alfred I. duPont Testamentary Trust and its beneficiary, The Nemours Foundation (collectively, the “Trust”), from time to time on a proportionate basis to shares repurchased on the open market. This program with the Trust was discontinued as of August 9, 2004.
      From the inception of the Stock Repurchase Program through December 31, 2004, we had repurchased from shareholders 25,292,411 shares (17,356,066 shares on the open market and 7,936,345 shares from the Trust), and executives surrendered 2,036,494 shares of our stock in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock, for a total of 27,328,905 acquired shares. During 2004, we repurchased from shareholders 1,561,565 shares (1,298,200 shares on the open market and 263,365 shares from the Trust), and executives surrendered 884,633 shares of our stock in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During 2003, we repurchased from shareholders 2,555,174 shares (1,469,800 shares on the open market and 1,085,374 shares from the Trust), and executives surrendered 812,802 shares of our stock in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During the year ended December 31, 2002, we repurchased from shareholders 5,169,906 shares (2,583,700 shares on the open market and 2,586,206 shares from the Trust), and executives surrendered 256,729 shares of our stock in payment of the strike price and taxes due on exercised stock options and taxes due on vested restricted stock. Through December 31, 2004, a total of $676.5 million had been expended as part of the Stock Repurchase Program, including $69.7 million in 2004, $77.3 million in 2003, and $150.3 million in 2002.

Off-Balance Sheet Arrangements
      We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments at December 31, 2004

	Payments Due by Period

		Less Than			More Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Debt	$421.1	$22.0	$74.9	$128.0	$196.2
Interest related to debt	26.3	1.2	4.9	7.9	12.3
Operating leases	9.2	3.8	4.5	0.9	—

Total Contractual Cash Obligations	$456.6	$27.0	$84.3	$136.8	$208.5

	Amount of Commitment Expirations Per Period

	Total Amounts	Less Than			More Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Surety bonds	$36.9	$35.6	$1.1	$0.2	$—
Standby letters of credit	15.4	13.4	2.0	—	—

Total Commercial Commitments	$52.3	$49.0	$3.1	$0.2	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our primary market risk exposure is interest rate risk related to our long-term debt. As of December 31, 2004, there was no balance outstanding under our $250 million credit facility, which matures on March 30, 2006. This debt accrues interest at different rates based on timing of the loan and our preferences, but generally will be either the one, two, three or six month London Interbank Offered

Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. This loan potentially subjects us to interest rate risk relating to the change in the LIBOR rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. If LIBOR had been 100 basis points higher or lower, the effect on net income with respect to interest expense on the $250 million credit facility would have been a respective decrease or increase in the amount of $0.2 million pre-tax ($0.1 million net of tax.)
      The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2004. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2004.
Expected Contractual Maturities

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	$ in millions
Long-term Debt
Fixed Rate	22.0	4.2	69.2	69.4	40.6	196.2	401.6	446.4
Wtd. Avg. Interest Rate	5.5%	6.4%	6.6%	7.3%	5.7%	6.3%	6.4%
Variable Rate	—	—	1.5	16.8	1.2	—	19.5	17.2
Wtd. Avg. Interest Rate	—	—	2.4%	3.0%	2.5%	—	2.9%
      Management estimates the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2004, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rate and market values.

Item 8.	Financial Statements and Supplementary Data
      The Financial Statements in pages F-2 to F-31 and the Report of Independent Registered Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
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
      (b) Management’s Annual Report on Internal Control Over Financial Reporting.
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on our assessment and those criteria, management believes that the Company’s internal control over financial reporting as of December 31, 2004 was effective.
      The Company’s independent auditors, KPMG LLP, a registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which report appears below.
      (c) Attestation Report of the Registered Public Accounting Firm.
The Board of Directors and Shareholders
The St. Joe Company:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The St. Joe Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that The St. Joe Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Jacksonville, Florida
March 11, 2005
      (d) Changes in Internal Controls Over Financial Reporting. During the quarter ended December 31, 2004, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our directors, nominees for director and executive officers and our code of conduct is described in our proxy statement relating to our 2005 annual meeting of shareholders to be held on May 17, 2005. This information is incorporated by reference.

Item 11.	Executive Compensation
      Information concerning compensation of our executive officers for the year ended December 31, 2004, is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

•	Information concerning the security ownership of certain beneficial owners and of management is set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement and is incorporated by reference.

•	Information concerning Section 16 of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement and is incorporated by reference.
Equity Compensation Plan Information
      Our shareholders have approved all of our equity compensation plans. These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders.
      The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2004:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	1,886,164	$27.09	1,451,327
Equity compensation plans not approved by security holders	0	0	0

Total	1,886,164	$27.09	1,451,327

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions during 2004 is set forth under the caption “Certain Transactions” in our proxy statement. This information is incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning our independent auditors is presented under the caption “Audit Committee Information” in our proxy statement and is incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a)(1) Financial Statements
      The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule and Report of Independent Registered Public Accounting Firm are filed as part of this Report.
      (2) Financial Statement Schedule
      The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this Report.
      (3) Exhibits
      The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.
      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission on the schedule or because the information required is included in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).

4.1	Registration Rights Agreement between the registrant and The Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).

4.2	Amendment No. 1 to the Registration Rights Agreement between The Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).

4.3	Amendment No. 2 to the Registration Rights Agreement between The Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File 333-89146)).

4.4	Amendment No. 3 to the Registration Rights Agreement between The Alfred I. duPont Testamentary Trust and the registrant dated September 5, 2003 (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form S-3 (File No. 333-108292)).

4.5	Amendment No. 4 to the Registration Rights Agreement between the Alfred I. duPont Testamentary Trust and the registrant dated December 30, 2003 (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-3 (File No. 333-111658)).

10.1	Second Amended and Restated Credit Agreement dated as of February 7, 2002, among the registrant, First Union National Bank, as agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).

10.2	First Amendment to Second Amended and Restated Credit Agreement dated as of May 7, 2003, among the registrant, Wachovia Bank, National Association (formerly known as First Union National Bank), as agent, and the lenders party thereto (incorporated by reference to Exhibit 99.02 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.3	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 10, 2004 among the registrant, Wachovia Bank, National Association (formerly known as First Union National Bank), as agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.3 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).

10.4	Third Amendment to Second Amended and Restated Credit Agreement dated as of June 8, 2004 among the registrant, Wachovia Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.5	Note Purchase Agreement dated as of June 8, 2004, among the registrant and the purchasers party thereto ($100 million Senior Secured Notes)(incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.6	Employment Agreement between the registrant and Peter S. Rummell dated August 19, 2003 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.7	Employment Agreement between the registrant and Kevin M. Twomey dated August 19, 2003 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.8	Severance Agreement between Christine M. Marx and the registrant dated as of March 24, 2003 (incorporated by reference to Exhibit 99.04 to the registrant’s Form 10-Q for the quarter ended March 31, 2003).

Exhibit
Number	Description

10.9	Retirement Agreement of Robert M. Rhodes, dated August 24, 2004 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.10	Form of Severance Agreement for Mr. Regan (incorporated by reference to Exhibit 10.07 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).

10.11	Long-term Incentive Compensation Agreement of Robert M. Rhodes, dated as of August 21, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.12	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.13	Deferred Capital Accumulation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.14	1999 Employee Stock Purchase Plan, dated November 30, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.15	Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.16	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.15 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.17	Employment Agreement of Michael N. Regan, dated November 3, 1997 (incorporated by reference to Exhibit 10.17 of the registrant’s registration statement on Form S-1 (File 333- 89146)).

10.18	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.19	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.20	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.21	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the registrant’s registration statement on Form S-1 (File 333-89146)).

10.22	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).

10.23	Form of Restricted Stock Agreement-Bonus Award (incorporated by reference to Exhibit 10.24 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).

10.24	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K dated September 23, 2004).

10.25	Note Purchase Agreement dated as of February 7, 2002, among the registrant and the purchasers party thereto ($175 million Senior Secured Notes) (incorporated by reference to Exhibit 10.25 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003)

10.26	Severance Agreement between Wm. Britton Greene and the registrant, dated January 5, 2005.

10.27	Summary of Non-Employee Director Compensation (incorporated by reference to the registrant’s Current Report on Form 8-K dated January 5, 2005).

10.28	Form of Non-Employee Director Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 5, 2005).

10.29	Form of 2005 Director Investment Election Form (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 5, 2005).

Exhibit
Number	Description

10.30	Summary of 2005 Executive Officer Salaries (incorporated by reference to the information set forth under the caption “Approval of 2005 Base Salaries” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).

10.31	Summary of the 2005 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Approval of the 2005 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).

10.32	Summary of Awards to Executive Officers Under the 2004 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Awards Under the 2004 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).

21.1	Subsidiaries of The St. Joe Company.

23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ Kevin M. Twomey

Kevin M. Twomey
President, Chief Operating Officer
and Chief Financial Officer
Dated: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2005 by the following persons on behalf of the registrant in the capacities and dates indicated.

Signature	Title	Date

/s/ Peter S. Rummell Peter S. Rummell	Chairman of the Board Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ Kevin M. Twomey Kevin M. Twomey	President, Chief Operating Officer Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ Michael N. Regan Michael N. Regan	Senior Vice President Finance and Planning (Principal Accounting Officer)	March 14, 2005

/s/ Michael L. Ainslie Michael L. Ainslie	Director	March 14, 2005

/s/ Hugh M. Durden Hugh M. Durden	Director	March 14, 2005

/s/ Dr. Adam W. Herbert, Jr. Dr. Adam W. Herbert, Jr.	Director	March 14, 2005

/s/ Delores Kesler Delores Kesler	Director	March 14, 2005

/s/ John S. Lord John S. Lord	Director	March 14, 2005

/s/ Walter L. Revell Walter L. Revell	Director	March 14, 2005

/s/ William H. Walton, III William H. Walton, III	Director	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The St. Joe Company:
      We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The St. Joe Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Jacksonville, Florida
March 11, 2005

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Investment in real estate	$942,630	$886,076
Cash and cash equivalents	94,816	57,403
Accounts receivable, net	89,813	75,692
Prepaid pension asset	94,079	91,768
Property, plant and equipment, net	33,562	36,272
Goodwill, net	51,679	48,721
Intangible assets, net	47,415	37,795
Other assets	49,635	42,003

	$1,403,629	$1,275,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$421,110	$382,176
Accounts payable	76,916	60,343
Accrued liabilities	135,425	105,524
Deferred income taxes	264,374	232,184

Total liabilities	897,825	780,227
Minority interest in consolidated subsidiaries	10,393	8,188
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 103,123,017 and 100,824,269 issued at December 31, 2004 and 2003, respectively	263,044	199,787
Retained earnings	994,172	944,000
Restricted stock deferred compensation	(19,649)	(18,807)
Treasury stock at cost, 27,229,767 and 24,794,178 shares held at December 31, 2004 and 2003, respectively	(742,156)	(637,665)

Total stockholders’ equity	495,411	487,315

	$1,403,629	$1,275,730

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands except
	per share amounts)
Revenues:
Real estate sales	$734,251	$592,211	$484,026
Realty revenues	98,133	62,525	58,534
Timber sales	35,218	36,552	40,727
Rental revenues	40,520	31,008	24,191
Other revenues	43,381	28,530	18,962

Total revenues	951,503	750,826	626,440

Expenses:
Cost of real estate sales	484,753	353,225	290,816
Cost of realty revenues	63,892	36,218	33,171
Cost of timber sales	21,782	24,212	28,853
Cost of rental revenues	15,931	14,076	11,247
Cost of other revenues	37,627	27,235	23,060
Other operating expenses	102,160	91,626	84,085
Corporate expense, net	43,759	34,467	27,528
Depreciation and amortization	35,052	28,427	20,131
Impairment losses	1,994	14,359	—

Total expenses	806,950	623,845	518,891

Operating profit	144,553	126,981	107,549

Other income (expense):
Investment income, net	873	884	2,932
Interest expense	(12,863)	(10,704)	(15,608)
Gain on settlement of forward sale contracts	—	—	132,915
Other, net	2,772	2,878	1,779

Total other income (expense)	(9,218)	(6,942)	122,018

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	135,335	120,039	229,567
Equity in income (loss) of unconsolidated affiliates	5,600	(2,168)	10,940
Income tax expense (benefit):
Current	19,831	5,929	(781)
Deferred	33,427	36,238	89,741

Total income tax expense	53,258	42,167	88,960

Income from continuing operations before minority interest	87,677	75,704	151,547
Minority interest	2,594	553	1,366

Income from continuing operations	85,083	75,151	150,181

Discontinued operations:
Income from discontinued operations (net of income taxes of $108, $459, and $2,070, respectively)	178	764	3,295
Gain on sales of discontinued operations (net of income taxes of $2,903 and $13,110, respectively)	4,839	—	20,887

Total income from discontinued operations	5,017	764	24,182

Net income	$90,100	$75,915	$174,363

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands except
	per share amounts)
EARNINGS PER SHARE
Basic
Income from continuing operations	$1.13	$0.99	$1.92
Earnings from discontinued operations	—	0.01	0.04
Gain on sale of discontinued operations	0.06	—	0.26

Net income	$1.19	$1.00	$2.22

Diluted
Income from continuing operations	$1.11	$0.97	$1.84
Earnings from discontinued operations	—	0.01	0.04
Gain on sale of discontinued operations	0.06	—	0.26

Net income	$1.17	$0.98	$2.14

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated Other	Restricted Stock
			Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Earnings	Income	Compensation	Stock	Total

	(Dollars in thousands, except per share amounts)
Balance at December 31, 2001	79,509,608	$83,154	$724,832	$88,137	$(951)	$(377,099)	$518,073

Comprehensive income:
Net income	—	—	174,363	—	—	—	174,363
Reversal of unrealized gain on settlement of forward sale contracts	—	—	—	(88,137)	—	—	(88,137)

Total comprehensive income	—	—	—	—	—	—	86,226

Dividends ($0.08 per share)	—	—	(6,573)	—	—	—	(6,573)
Issuances of common stock	1,877,443	30,877	—	—	—	—	30,877
Tax benefit on exercises of stock options	—	8,678	—	—	—	—	8,678
Amortization of restricted stock deferred compensation	—	—	—	—	439	—	439
Purchases of treasury shares	(5,382,653)	—	—	—	—	(157,627)	(157,627)

Balance at December 31, 2002	76,004,398	$122,709	$892,622	$—	$(512)	$(534,726)	$480,093

Comprehensive income:
Net income	—	—	75,915	—	—	—	75,915

Total comprehensive income	—	—	—	—	—	—	75,915

Issuances of restricted stock	609,251	20,995	—	—	(20,995)	—	—
Dividends ($0.32 per share)	—	—	(24,537)	—	—	—	(24,537)
Issuances of common stock	2,784,418	40,398	—	—	—	—	40,398
Tax benefit on exercises of stock options	—	15,685	—	—	—	—	15,685
Amortization of restricted stock deferred compensation	—	—	—	—	2,700	—	2,700
Purchases of treasury shares	(3,367,976)	—	—	—	—	(102,939)	(102,939)

Balance at December 31, 2003	76,030,091	$199,787	$944,000	$—	$(18,807)	$(637,665)	$487,315

Comprehensive income:
Net income	—	—	90,100	—	—	—	90,100

Total comprehensive income	—	—	—	—	—	—	90,100

Issuances of restricted stock	161,465	7,486	—	—	(7,486)	—	—
Forfeitures of restricted stock	(3,123)	(130)	—	—	130	—	—
Dividends ($0.52 per share) and other distributions	—	—	(39,928)	—	—	—	(39,928)
Issuances of common stock	2,140,406	36,591	—	—	—	—	36,591
Tax benefit on exercises of stock options	—	19,310	—	—	—	—	19,310
Amortization of restricted stock deferred compensation	—	—	—	—	6,514	—	6,514
Purchases of treasury shares	(2,446,198)	—	—	—	—	(104,998)	(104,998)
Issuance of treasury shares	10,609	—	—	—	—	507	507

Balance at December 31, 2004	75,893,250	$263,044	$994,172	$—	$(19,649)	$(742,156)	$495,411

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$90,100	$75,915	$174,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,838	31,504	23,406
Deferred compensation	7,944	2,382	2,018
Minority interest in income	2,594	553	1,366
Equity in (income) loss of unconsolidated joint ventures	(5,600)	2,168	(10,940)
Distributions from unconsolidated community residential joint ventures	18,045	16,979	41,363
Deferred income tax expense	33,427	36,238	93,449
Tax benefit on exercise of stock options	19,310	15,685	8,678
Impairment losses	1,994	14,359	—
Cost of operating properties sold	524,933	354,636	283,170
Expenditures for operating properties	(557,756)	(385,639)	(311,364)
Gains on sale of discontinued operations	(4,839)	—	(20,887)
Loss on valuation of derivatives	—	—	894
Gains on settlement of forward sale contracts	—	—	(132,915)
Imputed interest on long-term debt	—	—	4,292
Origination of mortgage loans, net of proceeds from sales	—	—	(3,641)
Proceeds from mortgage warehouse line of credit, net of repayments	—	—	(13,951)
Changes in operating assets and liabilities:
Accounts receivable	(28,005)	(35,711)	(24,071)
Other assets and deferred charges	(37,191)	(8,034)	(3,499)
Accounts payable and accrued liabilities	33,612	10,968	(5,540)
Income taxes payable	429	(14,190)	—

Net cash provided by operating activities	$135,835	$117,813	$106,191

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,958)	(6,909)	(16,722)
Purchases of investments in real estate	(75,753)	(93,379)	(65,399)
Purchases of short-term investments, net of maturities and redemptions	—	511	2,297
Investments in joint ventures and purchase business acquisitions, net of cash received	(3,411)	(23,231)	(11,710)
Proceeds from dispositions of assets	11,830	6,540	—
Proceeds from sale of discontinued operations	41,053	—	138,743
Proceeds from settlement of forward purchase contracts	—	—	1,735

Net cash (used in) provided by investing activities	$(36,239)	$(116,468)	$48,944

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	(40,000)	40,000	(210,764)
Proceeds from other long-term debt	119,481	34,022	233,689
Repayments of other long-term debt	(44,952)	(12,761)	(15,640)
Distributions to minority interests	(2,765)	—	—
Proceeds from exercises of stock options	15,140	23,351	26,757
Dividends paid to stockholders and other distributions	(39,928)	(24,537)	(6,573)
Treasury stock purchases	(69,159)	(77,290)	(150,271)

Net cash used in financing activities	$(62,183)	$(17,215)	$(122,802)

Net increase (decrease) in cash and cash equivalents	37,413	(15,870)	32,333
Cash and cash equivalents at beginning of year	57,403	73,273	40,940

Cash and cash equivalents at end of year	$94,816	$57,403	$73,273

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002

1.	Nature of Operations
      The St. Joe Company (the “Company”) is a real estate operating company primarily engaged in town, resort, commercial and industrial development, land sales and commercial real estate services. The Company also has significant interests in timber. While the Company’s real estate operations are in several states throughout the southeast, the majority of the real estate operations, as well as the timber operations, are within the state of Florida. Consequently, the Company’s performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.
      During the year ended December 31, 2004, the Company sold two of its commercial buildings. During the year ended December 31, 2002, the Company completed the sale of Arvida Realty Services (“ARS”), its residential real estate services segment and two commercial buildings. The Company has reported the sales of the buildings and ARS and their operations prior to sale as discontinued operations for all periods presented.

Real Estate
      The Company currently conducts its real estate operations in four principal segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry.
      The Company’s Towns & Resorts development segment develops large-scale, mixed-use communities primarily on land the Company has owned for a long period of time. The Company owns large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and in west Florida near Tallahassee, the state capital. In addition, the Company conducts residential homebuilding in North Carolina and South Carolina through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary. The Company is also a partner in five joint ventures that own and develop residential property.
      The Company’s commercial real estate development and services segment sells developed and undeveloped land and in-service buildings, generates rental revenue through its portfolio of buildings purchased with tax-deferred proceeds and buildings developed by the Company, and owns and develops commercial properties through several wholly owned subsidiaries and partnership ventures. Through the Company’s wholly owned subsidiary, Advantis Real Estate Services Company (“Advantis”), this segment provides commercial real estate services including brokerage, property management and construction management. The Company is also a partner in three joint ventures that own, develop and manage commercial property in Florida and Georgia.
      The land sales segment markets developed and undeveloped parcels of land for a variety of rural, residential, and recreational uses on a portion of the Company’s long-held timberlands primarily in Northwest Florida.

Forestry
      The forestry segment focuses on the management and harvesting of the Company’s extensive timberland holdings as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is the largest private owner of land in Florida, most of which is reported as timberland. The principal products of the Company’s forestry operations are pine pulpwood and timber products. In addition, the Company owns and operates a cypress sawmill and mulch plant (“Sunshine State Cypress”) which converts cypress logs into wood products and mulch.
      A significant portion of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with Jefferson Smurfit, also known as the Smurfit-Stone Container Corporation. The

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12-year agreement, which ends on June 30, 2012, requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. At December 31, 2004, approximately 284,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The operations of ARS and four commercial buildings are included in discontinued operations through the dates that they were sold. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R was applicable immediately to variable interest entities created after January  31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company does not normally participate in variable interest entities. The Company has adopted FIN 46R, analyzed the applicability of this interpretation to its structures, and determined that the Company is not a party to any variable interest entities that should be consolidated.
      In May 2003, the FASB issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owners’ interests in such entities as liabilities in an amount based on the fair value of entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2004 and 2003. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At December 31, 2004, the carrying amount of the minority interest in Artisan Park was $10.3 million and the fair value was $14.7 million. The Company has no other material financial instruments that are affected currently by FAS 150.

Revenue Recognition
      Revenues consist primarily of real estate sales, realty revenues (consisting of property and asset management fees, construction revenues, and lease and sales commissions), timber sales, rental revenues, and other revenues (primarily consisting of revenues from club operations).
      Revenues from real estate sales, including sales of residential homes and home sites, land, and commercial buildings, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenue for multi-family residences and Private Residence Club (“PRC”) units under construction is recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting when (1) construction

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. We review the collectibility of contracts receivable and, in the event of cancellation or default, adjust the percentage-of-completion calculation accordingly. Contracts receivable total $65.6 million and $57.7 million at December 31, 2004 and 2003, respectively. Revenue for multi-family residences and PRC units is recognized at closing using the full accrual method of accounting if the criteria for using the percentage of completion method are not met before construction is substantially completed.
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
      Other revenues consist of resort and club operations and management fees. Such fees are recorded as the services are provided.

Percentage-of-Completion Adjustment
      Revenue for the Company’s multi-family residences under construction at WaterSound Beach in 2003 was recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting. Under this method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Since the project was substantially completed as of December 31, 2003, the Company had recorded substantially all of the activity related to this property during the year ended December 31, 2003. During the period ended March 31, 2004, the Company incurred $2.0 million in construction costs for contract adjustments related to the project. These costs represented changes to the original construction cost estimates for this project. Had these costs been quantified in 2003, they would have been included in the Company’s budgets and thus have had an impact on its results for the year ended December 31, 2003. If these costs had been included in the total project budget, 2003 gross profit would have been reduced by $3.6 million (pre-tax), $2.3 million (after tax), since a lower percentage of revenue would also have been recognized. The results for the year ended December 31, 2004 would have been increased by $3.6 million (pre-tax), $2.3 million (after tax).
      Management has evaluated the impact of this item, which represented 3% of net income ($0.03 per diluted share) for both of the years ended December 31, 2004 and 2003, and concluded that it is not significant to results of operations in either year.

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, and repurchase agreements having original maturities at acquisition date of 90 days or less.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets
      Pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), it is the Company’s policy to test goodwill and intangible assets with indefinite useful lives at least annually for impairment, to use the purchase method of accounting for all business combinations, and to ensure that, in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, the applicable criteria specified in FAS 141 are met.
      In 2003, an impairment of Advantis’ goodwill was recorded in the amount of $14.1 million pre-tax, or $8.8 million net of tax. (See note 9.)
      The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings on an as-if vacant basis, and tenant improvements. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.
      Above- and below-market rate lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the acquired leases and (ii) management’s estimate of fair market lease rates for corresponding leases, measured over a period equal to the non-cancelable term of the acquired lease. Above-market and below-market lease values are amortized to rental income over the remaining terms of the respective leases.
      In-place lease value consists of a variety of components including, but not necessarily limited to, (i) the value associated with avoiding costs of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commission, legal, and other related costs); (ii) the value associated with lost revenue from existing leases during the re-leasing period; (iii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the re-leasing period (i.e. real estate taxes, insurance, and other operating expenses); and (iv) the value associated with avoided incremental tenant improvement costs or other inducements to secure a tenant lease. In-place lease values are recognized as amortization expense over the remaining estimated occupancy period of the respective tenants.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Further, the value of the customer relationship acquired is considered by management. Customer relationship values are recognized as amortization expense over a period based on renewal probabilities for the respective tenants.

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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), Share-Based Payment, a revision of FAS 123. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by FAS 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by FAS 123 and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. For public entities, like the Company, that do not file as small business issuers, FAS 123(R) is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company plans to adopt FAS 123(R) as of July 1, 2005. As a result of adopting FAS 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date.
      The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options originally available for grant under the Company’s four plans were 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. The options are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and expire generally 10 years after date of grant. At December 31, 2004, there were 1,451,327 ungranted shares remaining available for grant.
      During 2004 and 2003, the Company granted certain members of the executive management team a total of 161,465 and 640,812 restricted shares of the Company’s common stock, respectively. Effective

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
August 19, 2003, the Company granted 303,951 restricted shares of the Company’s common stock to Mr. Rummell, Chairman and CEO of the Company, and 243,161 restricted shares to Mr. Twomey, President, COO and CFO. The weighted average grant-date fair values of shares of restricted stock granted in 2004 and 2003 were $46.35 and $32.57, respectively. All restricted shares vest over three-year, four-year, and five-year periods, beginning on the date of each grant. The Company carried deferred compensation of $19.6 million and $18.8 million for the unamortized portions of restricted shares granted as of December 31, 2004 and 2003, respectively. Compensation expense related to restricted stock grants totaled $6.5 million, $2.7 million, and $0.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Deferred compensation is being amortized on a straight-line basis over three- to five-year vesting periods, which are deemed to be the periods for which services are performed.
      Stock option activity during the period indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2001	7,827,421	$16.65
Granted	775,000	29.24
Forfeited	(284,628)	18.33
Exercised	(1,833,463)	16.47

Balance at December 31, 2002	6,484,330	18.11
Granted	573,200	32.20
Forfeited	(170,651)	19.67
Exercised	(2,679,528)	15.16

Balance at December 31, 2003	4,207,351	21.95
Granted	29,000	40.21
Forfeited	(209,781)	28.66
Exercised	(2,140,406)	17.01

Balance at December 31, 2004	1,886,164	$27.09

      All options were granted at the Company’s then current market price.
      Presented below are the per share weighted-average fair value of stock options granted/converted during 2004, 2003, and 2002 using the Black Scholes option-pricing model, along with the assumptions used.

	2004	2003	2002

Per share weighted-average fair value	$11.53	$8.97	$12.60
Expected dividend yield	1.20%	1.31%	0.3%
Risk free interest rate	3.78%	3.87%	4.26%
Weighted average expected volatility	23.0%	23.1%	24.01%
Expected life (in years)	7	7	7.5

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under FAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2004	2003	2002

Net income as reported	$90,100	$75,915	$174,363
Add: stock-based employee compensation expense included in reported net income, net of taxes	4,071	1,724	270
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(8,289)	(7,407)	(5,304)

Net income — pro forma	$85,882	$70,232	$169,329

Per share — Basic:
Earnings per share as reported	$1.19	$1.00	$2.22
Earnings per share — pro forma	$1.14	$0.93	$2.16
Per share — Diluted:
Earnings per share as reported	$1.17	$0.98	$2.14
Earnings per share — pro forma	$1.13	$0.92	$2.10
      The following table presents information regarding all options outstanding at December 31, 2004:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

404,492	4.6 years	$14.67-$21.99	$17.83
1,410,172	7.5 years	$22.00-$32.99	$29.27
71,500	7.0 years	$33.00-$49.50	$36.47

1,886,164	6.8 years	$14.67-$49.50	$27.09

      The following table presents information regarding options exercisable at December 31, 2004:

	Range of	Weighted Average
Number of Options Exercisable	Exercise Prices	Exercise Price

288,921	$14.67-$21.99	$17.91
505,176	$22.00-$32.99	$28.55
18,493	$33.00-$49.50	$33.64

812,590	$14.67-$49.50	$24.88

Earnings Per Share
      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes weighted average options have been exercised to purchase 1,201,453, 1,968,440, and 2,903,902 shares of common stock in 2004, 2003, and 2002, respectively, and that 243,403 shares of unvested restricted stock were issued in 2004, each net of assumed repurchases using the treasury stock method.
      From August 1998 through December 31, 2004, the Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from time to time (the “Stock Repurchase Program”), of which a total of approximately $676.5 million had been expended through December 31, 2004. In addition to repurchases on the open market, the Company has also

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repurchased shares from The Alfred I. duPont Testamentary Trust and its beneficiary, The Nemours Foundation (collectively, the “Trust”), from time to time on a proportionate basis to shares repurchased on the open market. This program with the Trust was discontinued as of August 9, 2004.
      From the inception of the Stock Repurchase Program to December 31, 2004, the Company repurchased from shareholders 25,292,411 shares (17,356,066 shares on the open market and 7,936,345 shares from the Trust), and executives surrendered 2,036,494 shares as payment for strike prices and taxes due on exercised stock options and taxes due on vested restricted stock, for a total of 27,328,905 acquired shares. During 2004, the Company repurchased from shareholders 1,561,565 shares (1,298,200 shares on the open market and 263,365 shares from the Trust), and 884,633 shares were surrendered by executives as payment for strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During 2003, the Company repurchased from shareholders 2,555,174 shares (1,469,800 shares on the open market and 1,085,374 shares from the Trust), and executives surrendered 812,802 shares as payment for strike prices and taxes due on exercised stock options and taxes due on vested restricted stock.
      Shares of Company stock issued upon the exercise of stock options in 2004, 2003, and 2002 were 2,140,406 shares, 2,690,580 shares, and 1,833,463 shares, respectively.
      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the years presented are as follows:

	2004	2003	2002

Basic	75,463,445	75,857,350	78,436,713
Diluted	76,908,300	77,825,790	81,340,615

Comprehensive Income
      For the years ended December 31, 2004 and 2003, the Company’s comprehensive income is equal to net income because there was no other comprehensive income. For the year ended December 31, 2002, the Company’s comprehensive income differs from net income due to changes in the net unrealized gains on investment securities available for sale and derivative instruments. The Company has elected to disclose comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity.

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

Settlement of Forward Sale Contracts on Marketable Securities
      Prior to October 15, 2002, the Company owned a portfolio of marketable equity securities and related derivative instruments which, together, were classified as available-for-sale securities. Unrealized gains and losses, net of related income tax effects, were excluded from earnings and reported as a separate component of stockholders’ equity until realized.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Long-Lived Assets
      In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the operations and gains on sales reported in discontinued operations include operating properties sold during the year for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement after disposition. The operations from these properties have been eliminated from ongoing operations. Prior periods have been restated to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties for which the Company has some continuing involvement are reported as income from continuing operations.
      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset.
      During 2004, the Towns & Resorts development segment recorded a $2.0 million impairment loss related to a residential project in North Carolina. During 2003, the commercial real estate development and services segment recorded an impairment loss on a commercial property of $0.3 million.

Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Supplemental Cash Flow Information
      The Company paid $22.7 million, $21.3 million, and $17.1 million for interest in 2004, 2003, and 2002, respectively. The Company paid income taxes of $3.1 million, net of refunds in 2004, received income tax refunds, net of income tax payments made, of $7.4 million in 2003, and paid income taxes, net of refunds received, of $2.0 million in 2002. The Company capitalized interest expense of $11.2 million, $8.9 million, and $8.1 million in 2004, 2003, and 2002, respectively.
      The Company’s non-cash activities included several debt related transactions, the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options, the tax benefit on exercises of stock options, and the settlement in 2002 of forward sale contracts. During 2004, a mortgage in the amount of $25.4 million was assumed by the purchaser of a commercial building that the Company sold, the Company assumed an existing mortgage in the amount of $29.8 million in the purchase of a commercial building, the Company transferred to a purchaser of a commercial land parcel debt secured by the land in the amount of $11.0 million, and the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in a new unconsolidated affiliate (see note 11). During the years ended December 31, 2004, 2003, and 2002, executives surrendered Company stock worth $21.5 million, $17.0 million, and $4.1 million, respectively, as payment for the strike price of stock options.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recorded a tax benefit on exercises of stock options of $19.3 million, $15.7 million, and $8.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. During the year ended December 31, 2002, the Company settled forward sale contracts that provided for the sale of a portfolio of marketable securities held by the Company to a third party. In addition to cash received, the Company transferred equity securities with a fair value of $96.6 million to a financial institution and settled the forward sale contracts with a fair market value of $43.3 million to satisfy the debt associated with the forward sale of the equity securities of $135.6 million. (See note 7.)
      Cash flows related to Towns & Resorts development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberlands, and land and buildings developed by the Company and used for commercial rental purposes are included in operating activities on the statement of cash flows. Cash flows related to the Company’s commercial buildings purchased with tax-deferred proceeds are included in investment activities on the statement of cash flows. Cash flows for the year ended December 31, 2002 have been reclassified to be consistent with this presentation.

Fair Value of Financial Instruments
      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt, including the current portion, was $447.7 million and $401.9 million at December 31, 2004 and 2003, respectively. Management estimates the fair value of long-term debt based on current rates available to the Company for loans of the same remaining maturities.

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

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (“FAS 152”). FAS 152 clarifies the accounting for sales and other transactions involving real estate time-sharing transactions and is effective for financial statements for fiscal years beginning after June 15, 2005. Upon adoption, the Company does not expect FAS 152 to have a material effect on its financial position or results of operations.
      Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“FAS 153”). FAS 153 eliminates a previous exception from fair value reporting for nonmonetary exchanges of similar productive assets and introduces an exception from fair value reporting for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary change is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is applicable to nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Upon adoption, the Company does not expect FAS 153 to have a material effect on its financial position or results of operations.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations
      During 2004, the Company purchased two commercial buildings in Richmond, Virginia, called Overlook, for $19.1 million, two commercial buildings in Atlanta, Georgia, called Deerfield Point, for $30.1 million, and a commercial building in Atlanta, Georgia, called Parkwood Point, for $45.0 million. Of the total purchase prices, $15.5 million, $23.7 million, and $36.1, respectively, were allocated to investment in real estate and $3.6 million, $6.4 million, and $8.9 million, respectively, were allocated to lease-related intangible assets.
      Also during 2004, the Company made a final payment of additional contingent consideration to the former owners of Sunshine State Cypress in the amount of $2.9 million.
      On July 2, 2003, the Company purchased the 26% interest in St. Joe/ Arvida Company, L.P. (“St. Joe/ Arvida”) that it did not previously own for $20.0 million in cash, including the resolution of a dispute regarding the use of the Arvida name by the Company and its affiliates (see note 4). As a result of this purchase, St. Joe/ Arvida became a wholly owned subsidiary of the Company. In connection with this purchase, the Company recorded $9.1 million in additional goodwill and $7.0 million in intangible assets representing the fair value of the acquired contractual rights relative to St. Joe/ Arvida. The operations of St. Joe/ Arvida are reported as part of the Towns & Resorts development segment.
      During 2003, the Company purchased Crescent Ridge, a commercial building in Charlotte, North Carolina, for $22.5 million and Windward Plaza, three commercial buildings in Atlanta, for $63.5 million. Of the total purchase prices, $17.1 million and $47.4, respectively, was allocated to investment in real estate and $5.4 million and $16.1, respectively, was allocated to lease-related intangible assets.
      During 2003, the Company accrued additional contingent consideration of $0.3 million related to the acquisition of McNeill Burbank, a wholly-owned homebuilding subsidiary.
      These acquisitions were accounted for as purchases and as such, the results of their operations are included in the consolidated financial statements from the date of acquisition. None of the acquisitions were significant to the financial condition and operations of the Company in the year in which they were acquired or the year preceding the acquisition.

4.	Discontinued Operations
      Discontinued operations include the operations and subsequent sales of two commercial office buildings that were sold in 2004. On July 30, 2004, the Company sold 1750 K Street for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million ($4.6 million net of taxes). For the years ended December 31, 2004, 2003, and 2002, revenues from the operations of 1750 K Street were $3.4 million, $5.6 million, and $5.4 million, respectively. Pre-tax income was $0.4 million, $0.4 million, and $1.2 million, respectively, for the years ended December 31, 2004, 2003 and 2002. On August 16, 2004, the Company sold Westchase Corporate Center for proceeds of $20.3 million and a pre-tax gain of $0.2 million ($0.1 million net of taxes). For the years ended December 31, 2004, 2003, and 2002, revenues from the operations of Westchase were $2.5 million, $4.2 million, and $3.6 million, respectively, and pre-tax income was $0.3 million, $0.8 million, and $0.3 million, respectively. Prior to each sale, the operations of both buildings were previously reported in the commercial real estate development and services segment.
      As a result of rapid consolidation in the real estate services business, the Company had the opportunity to sell ARS, its wholly-owned residential real estate services subsidiary, at an attractive value. On April 17, 2002, the Company completed the sale of ARS for a gain of $33.7 million, or $20.7 million net of tax. In connection with the sale, a liability was recorded related to a dispute with an outside party over the use of the Arvida name. Subsequently, the dispute was resolved and the liability was reversed

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(see note 3). The Company has reported its residential real estate services operations as discontinued operations for the year ended December 31, 2002. Revenues and net income from ARS for the year ended December 31, 2002 were $76.2 million and $2.3 million, respectively. Prior to the decision to sell ARS, its operations made up the entirety of the residential real estate services segment. In 2004, discontinued operations included a $0.4 million charge due to an increase in the accrual of legal costs associated with ARS.
      Also included in discontinued operations is the sale in 2002 of two commercial office buildings which generated a gain $0.3 million, or $0.2 million net of tax. Revenues and pre-tax income from the buildings were each less than $0.1 million in 2002. Prior to each sale, the operations of both buildings were reported in the commercial real estate development and services segment.

5.	Investment in Real Estate
      Real estate by segment as of December 31 consists of (in thousands):

	2004	2003

Operating property:
Towns & Resorts development	$76,644	$74,547
Commercial real estate development and services	11,762	94,904
Land sales	1,095	959
Forestry	77,431	80,617
Other	164	2,225

Total operating property	167,096	253,252

Development property:
Towns & Resorts development	331,319	262,893
Land sales	9,247	5,591

Total development property	340,566	268,484

Investment property:
Commercial real estate development and services	420,778	350,456
Land sales	182	167
Forestry	973	981
Other	6,883	4,802

Total investment property	428,816	356,406

Investment in unconsolidated affiliates:
Towns & Resorts development	29,461	22,626
Commercial real estate development and services	11,579	15,744

Total investment in unconsolidated affiliates	41,040	38,370

	977,518	916,512
Less: Accumulated depreciation	34,888	30,436

	$942,630	$886,076

      Included in operating property are Company-owned amenities related to Towns & Resorts, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purposes. Development property consists of Towns & Resorts land and inventory currently under development to be sold. Investment property includes the Company’s commercial buildings purchased with tax-deferred proceeds and land held for future use.
      Real estate properties having a net book value of approximately $336.5 million (net of accumulated depreciation of $23.2 million) at December 31, 2004 are leased by the commercial real estate development and services segment under non-cancelable operating leases expiring in various years through 2015. Expected future aggregate rentals related to these leases are approximately $193.8 million, of which $44.2 million, $39.5 million, $34.3 million, $29.2 million, and $22.7 million is due in the years 2005 through 2009, respectively, and $23.9 million thereafter.
      Depreciation expense reported on operating properties was $16.7 million in 2004, $10.0 million in 2003, and $10.1 million in 2002.
      The Company reports lease-related intangible assets separately for commercial buildings purchased subsequent to the effective date of FAS 141. See note 9.

6.	Investment in Unconsolidated Affiliates
      Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31, consist of (in thousands):

	Ownership	2004	2003

Arvida/ JMB Partners, L.P.	26%	$11,791	$11,791
Port St. Joe Development	50%	11,435	—
Codina Group, Inc.	50%	9,410	10,880
Rivercrest, L.L.C	50%	3,276	4,246
Paseos, L.L.C	50%	2,811	6,557
Deerfield Commons I, L.L.C	50%	1,757	2,473
Deerfield Park, L.L.C	38%	412	2,391
Residential Community Mortgage Company, L.L.C	49.9%	148	32

		$41,040	$38,370

      During 2004, the Company purchased a 49.9% interest in Port St. Joe Development, entering into a debt agreement in the amount of $11.4 million as payment (see note 11). The other party to the joint venture contributed land with a fair value of equal amount.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information for the unconsolidated investments on a combined basis is as follows (in thousands):

	2004	2003

BALANCE SHEETS:
Investment property, net	$89,643	$91,203
Other assets	105,580	109,584

Total assets	195,223	200,787

Notes payable and other debt	49,951	55,357
Other liabilities	42,293	57,479
Minority interest	8,416	—
Equity	94,563	87,951

Total liabilities and equity	$195,223	$200,787

	2004	2003	2002

STATEMENTS OF INCOME:
Total revenues	$184,264	$116,978	$310,651
Total expenses	169,267	114,821	277,079

Net income	$14,997	$2,157	$33,572

7.	Settlement of Forward Sale Contracts on Marketable Securities
      In October 1999, the Company entered into a forward sale transaction with a major financial institution that, in effect, provided for the monetization of its long-held portfolio of equity investments. Under the forward sale agreement, the Company received approximately $111.1 million in cash and was required to settle the forward transaction by delivering either the securities or the equivalent value of the securities in cash to the financial institution by October 15, 2002. The agreement permitted the Company to retain an amount of the securities that represented appreciation of up to 20% of their value on October 15, 1999, should the value of the securities increase. The securities were recorded at fair value on the balance sheet and the related unrealized gain, net of tax, was recorded in accumulated other comprehensive income. At the time of entering into the forward sale contracts, the Company recorded a liability in long-term debt of approximately $111.1 million, subject to increase as interest expense was imputed at an annual rate of 7.9%. The liability was also subject to increase by the amount, if any, that the fair value of the securities increased beyond the 20% that the Company retained.
      During 2002, in two separate transactions, the Company settled its forward sale contracts by delivering equity securities to the financial institution for an aggregate pre-tax gain of $132.9 million. The aggregate liability related to the contracts settled was $135.6 million at the times of settlement and the resulting gain recognized in 2002 was approximately $132.9 million pre-tax.
      Prior to settlement, the change in intrinsic value of the forward sale contracts was recorded through the statement of income, offset by the change in fair value of the underlying securities. The net impact to the statement of income for the year ended December 31, 2002 was a loss of $(0.9) million, which was included in other income and represents the time value component of the change in fair value of the forward sale contracts which the Company excluded from its assessment of hedge effectiveness.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment
      Property, plant and equipment, at cost, as of December 31 consists of (in thousands):

			Estimated
	2004	2003	Useful Life

Transportation property and equipment	$34,058	$34,074	3
Machinery and equipment	36,628	32,117	5-10
Office equipment	16,067	15,060	5-10
Leasehold improvements	1,000	1,348	Lease term
Autos, trucks, and airplane	6,108	4,976	2-10

	93,861	87,575
Less: Accumulated depreciation	60,299	51,303

	$33,562	$36,272

      Depreciation expense on property, plant and equipment was $10.7 million in 2004, $12.5 million in 2003, and $9.3 million in 2002.

9.	Goodwill and Intangible Assets
      During 2003, as a result of declining operations due to the very difficult economic environment for commercial real estate services companies, the Company utilized a discounted cash flow method to determine the fair value of Advantis and recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. The Company recorded no goodwill impairment during 2004 or 2002.
      Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

		Commercial
	Towns &	Real Estate
	Resorts	Development
	Development	and Services	Forestry
	Segment	Segment	Segment	Consolidated

Balance at December 31, 2002	$18,553	$28,892	$5,629	$53,074
Goodwill acquired with purchase of 26% interest in St. Joe/ Arvida	9,104	—	—	9,104
Other additions	280	54	292	626
Impairment loss	—	(14,083)	—	(14,083)

Balance at December 31, 2003	27,937	14,863	5,921	48,721
Contingent consideration payments	—	83	2,875	2,958

Balance at December 31, 2004	$27,937	$14,946	$8,796	$51,679

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets at December 31, 2004 and 2003 consisted of the following (dollars in thousands):

	2004		2003		Weighted
					Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period

					(In years)
In-place lease values	$40,354	$(5,804)	$30,282	$(2,327)	8
Customer relationships	3,718	(115)	346	(32)	11
Above-market rate leases	5,323	(885)	3,417	(67)	5
Management contracts	6,983	(2,534)	6,983	(1,131)	12
Other	467	(92)	377	(53)	10

Total	$56,845	$(9,430)	$41,405	$(3,610)	8

      Amortization of intangible assets is recorded in the account in the consolidated statements of income which most properly reflects the nature of the underlying intangible asset as follows: (i) above-market rate lease intangibles are amortized to rental revenue, (ii) in-place lease values are amortized to amortization expense, and (iii) management contracts are amortized to amortization expense. The aggregate amortization of intangible assets for 2004, 2003, and 2002 was $6.2 million, $1.6 million, and $0.3 million, respectively.
      The estimated aggregate amortization from intangible assets for each of the next five years is as follows (in thousands):

	Rental	Amortization
	Revenue	Expense

Year Ending December 31,
2005	$1,309	$7,518
2006	1,091	6,246
2007	993	5,589
2008	665	3,828
2009	266	2,777

10.	Accrued Liabilities
      Accrued liabilities as of December 31 consist of (thousands):

	2004	2003

Property, intangible, income and other taxes	$41,473	$40,613
Payroll and benefits	47,797	33,556
Accrued interest	6,301	5,130
Environmental liabilities	4,094	3,952
Other accrued liabilities	35,760	22,273

Total accrued liabilities	$135,425	$105,524

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Debt and credit agreements at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Medium term notes, interest payable semiannually at 4.97% to 7.37%, due February 7, 2005 - February 7, 2012	$275,000	$175,000
Non-recourse debt, interest payable monthly at 5.52% - 7.67%, secured by mortgages on certain commercial property, due January 1, 2008-January 1, 2013	85,428	82,171
Community Development District debt, secured by certain real estate, due May 1, 2005 - May 1, 2034, bearing interest at 5.95% to 7.15%	26,409	29,951
Recourse debt, interest payable monthly at 6.95%, secured by a commercial building, due September 1, 2008	17,998	18,339
Promissory note to an unconsolidated affiliate, interest payable annually at LIBOR + 100 basis points (3.4% at December 31, 2004), due at the earlier of the date of the first partnership distribution or December 31, 2008	10,934	—
Industrial Development Revenue Bonds, variable-rate interest payable quarterly based on the Bond Market Association index (2.20% at December 31, 2004), secured by a letter of credit, due January 1, 2008	4,000	4,000
Various secured and unsecured notes and capital leases, bearing interest at various rates	1,341	150
Senior revolving credit agreement, interest payable monthly to quarterly at LIBOR + 80 - 120 basis points, matures March 30, 2006	—	40,000
Development loan, interest payable at least quarterly at LIBOR + 122.5 basis points (3.1% at December 31, 2003), secured by certain commercial property, due April 10, 2004	—	32,565

Total debt	$421,110	$382,176

      The aggregate maturities of long-term debt subsequent to December 31, 2004 are as follows; 2005, $22.0 million; 2006, $4.2 million; 2007, $70.7 million; 2008, $86.1 million; 2009, $41.8 million; thereafter, $196.3 million.
      During 2004, the Company issued senior notes (“medium-term notes”) in a private placement with an aggregate principal amount of $100 million, with $25 million maturing on June 8, 2009 with a fixed interest rate of 4.97% and $75 million maturing on June 8, 2011 with a fixed interest rate of 5.31%. Interest is payable semiannually.
      During 2004, the Company purchased a commercial building and assumed an existing mortgage on the property in the amount of $29.8 million, maturing on January 1, 2013. Interest is payable monthly at an annual fixed rate of 5.52%. Also during 2004, the Company sold a commercial building and the purchaser assumed the remaining balance on the related mortgage in the amount of $25.4 million. During 2004, the Company transferred $11.0 million of its Community Development District debt to the purchaser when it sold the land that secured that portion of the debt and, during 2004 and 2003, the Company repaid debt secured by commercial buildings in the amount of $12.3 million and $1.3 million, respectively.
      During 2004, the Company entered into a debt agreement with a new joint venture in the amount of $11.4 million. The other party to the joint venture contributed land with a fair value of equal amount. This

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt reflects the Company’s agreement to pay all of the expenses of the joint venture up to the amount of principal and interest owed. Thereafter, all expenses of the joint venture will be shared equally. The $11.4 million debt bears interest at one-month LIBOR plus 100 basis points. The principal is due at the earlier of December 31, 2008 or the date of the first partnership distribution. Interest is payable annually on the anniversary of the date of the agreement.
      The $275.0 million medium-term notes and the $250.0 million senior revolving credit agreement contain financial covenants, including a minimum net worth requirement of $425.0 million, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on pre-payment. At December 31, 2004, the Company was in compliance with the covenants.

12.	Income Taxes
      Total income tax expense for the years ended December 31 was allocated as follows (in thousands):

	2004	2003	2002

Income from continuing operations	$53,258	$42,167	$88,960
Stockholders’ equity, for recognition of unrealized gain on debt and marketable equity securities	—	—	(47,458)
Gain on the sale of discontinued operations	2,903	—	13,110
Earnings from discontinued operations	108	459	2,070
Tax benefit on exercise of stock options credited to stockholders’ equity	(19,310)	(15,685)	(8,678)

	$36,959	$26,941	$48,004

      Income tax expense attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	2004	2003	2002

Tax at the statutory federal rate	$48,419	$41,061	$83,699
State income taxes (net of federal benefit)	3,157	1,354	5,613
Other, net	1,682	(248)	(352)

	$53,258	$42,167	$88,960

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below (in thousands):

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$18,573	$15,778
Impairment losses	10,469	9,830
Deferred compensation	10,323	9,477
Accrued casualty and other reserves	4,889	4,123
Charitable contributions carryforward	3,018	2,812
Intangible asset amortization	3,487	2,527
Other	11,090	4,876

Total deferred tax assets	$61,849	$49,423

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	$254,375	$216,237
Prepaid pension asset	35,279	34,851
Income of unconsolidated affiliates	5,888	6,085
Depreciation	5,087	6,632
Goodwill amortization	2,736	450
Other	22,858	17,352

Total gross deferred tax liabilities	326,223	281,607

Net deferred tax liability	$264,374	$232,184

      Based on the timing of reversal of future taxable amounts and the Company’s history of reporting taxable income, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and a valuation allowance is not considered necessary. There were no significant current deferred tax assets at December 31, 2004 or 2003.
      The net operating loss carryforward expires in various years through 2023.

13.	Employee Benefits Plans

Pension Plan
      The Company sponsors a defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). The benefits are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA. The measurement date of the Pension Plan is January 1, 2004.
      Because the Pension Plan has an overfunded balance, no contributions to the Pension Plan are expected in the near future.
      The weighted average percentages of the fair value of total plan assets by each major type of plan asset are as follows:

Asset class	2004	2003

Equities	64%	64%
Fixed income including cash equivalents	35%	35%
Timber	1%	1%
      The Company’s investment policy is to ensure, over the long-term life of the Pension Plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the Pension Plan seeks the opportunity to achieve an adequate return to fund the obligations in a manner consistent with the fiduciary standards of ERISA and with a prudent level of diversification. Specifically, these objectives include the desire to:

•	invest assets in a manner such that contributions remain within a reasonable range and future assets are available to fund liabilities

•	maintain liquidity sufficient to pay current benefits when due

•	diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk of capital loss

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The asset strategy established to reflect the growth expectations and risk tolerance is as follows:

Asset Class	Tactical range

Large Cap Equity	17%-23%
Large Cap Value Equity	10%-16%
Mid Cap Equity	4%-8%
Small Cap Equity	7%-11%
International Equity	9%-15%

Total equities	55%-65%
Fixed Income including cash equivalents	35%-45%
Timber and other	0%-1%
      To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.5% assumption for 2004 and 2003.
      A summary of the net periodic pension credit follows (in thousands):

	2004	2003	2002

Service cost	5,588	4,777	4,465
Interest cost	8,508	8,529	8,969
Expected return on assets	(19,487)	(17,765)	(20,308)
Actuarial gain	—	—	(2,214)
Prior service costs	777	747	721
Curtailment loss	—	—	377

Total pension income	$(4,614)	$(3,712)	$(7,990)

      Assumptions used to develop net benefit cost:

	2004	2003	2002

Discount rate	6.00%	6.50%	6.50%
Expected long term rate of return on Plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
      A reconciliation of projected benefit obligation as of December 31 follows (in thousands):

	2004	2003

Projected benefit obligation, beginning of year	$146,475	$135,098
Service cost	5,588	4,777
Interest cost	8,508	8,529
Actuarial loss	7,983	8,863
Benefits paid	(14,550)	(13,123)
Plan amendment	1,746	2,331

Projected benefit obligation, end of year	$155,750	$146,475

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumptions used to develop end-of period obligations:

	2004	2003

Discount rate	5.65%	6.00%
Rate of compensation increase	4.00%	4.00%
      A reconciliation of plan assets as of December 31 follows (in thousands):

	2004	2003

Fair value of assets, beginning of year	$237,045	$210,831
Actual return on assets	28,507	41,328
Transfer to retiree medical plan	(950)	(950)
Benefits and expenses paid	(15,602)	(14,164)

Fair value of assets, end of year	$249,000	$237,045

      A reconciliation of funded status as of December 31 follows (in thousands):

	2004	2003

Accumulated benefit obligation	$153,423	$143,491
Projected benefit obligation	$155,750	$146,475
Market value of assets	249,000	237,045
Funded status	$93,250	$90,570
Unrecognized prior service costs	6,694	7,082
Unrecognized actuarial net (loss) gain	(5,865)	(5,884)

Prepaid pension asset	$94,079	$91,768

      Expected benefit payments for the next ten years are as follows:

Net Expected
Year Ended	Benefit Payments

(In thousands)
2005	$11,107
2006	10,879
2007	11,265
2008	11,506
2009	10,914
2010-2014	55,393

Postretirement Benefits
      The Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants, and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. A liability of $3.1 million and $2.3 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2004 and 2003, respectively.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plans and ESPP
      The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees’ discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $2.6 million, $2.2 million, and $1.8 million in 2004, 2003, and 2002, respectively.
      The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2004, 2003, and 2002 related to the SERP of $1.3 million, $1.7 million, and $1.8 million, respectively, and related to the DCAP of $1.1 million, $1.0 million, and $1.0 million, respectively.
      Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee. As of December 31, 2004, 172,250 shares of the Company’s stock had been sold to employees under the ESPP Plan.
      During 2001, certain executives of the Company were granted long-term incentive contracts. In connection with a new employment agreement for one of the executives in 2003, the Company paid $2.3 million to the executive and the remaining $2.7 million was forfeited. The amount recorded as a liability on the remaining long-term incentive contract as of December 31, 2004 and 2003 was $3.1 million and $1.7 million, respectively. The Company will record the remaining minimum liability of $0.1 million in the first quarter of 2005 and will also record an additional liability of up to $0.1 million based on changes in the Company’s stock price over the vesting period.

14.	Segment Information
      The Company conducts primarily all of its business in four reportable operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry. The Towns & Resorts development segment develops and sells housing units and home sites and manages residential communities. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products. Prior to the sale of ARS on April 17, 2002, the Company also had a residential real estate services segment which provided real estate brokerage services. The operations of the residential real estate services segment are reflected as discontinued operations.
      The Company currently uses income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which we believe more accurately represents current performance measures. We have presented prior year segments consistent with the current performance measure. The Company no longer uses earnings before interest, taxes, depreciation and amortization as a performance measure.
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

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Information by business segment follows (in thousands):

	2004	2003	2002

OPERATING REVENUES:
Towns & Resorts development	$617,588	$494,919	$386,726
Commercial real estate development and services	226,707	120,060	111,254
Land sales	72,046	99,206	84,048
Forestry	35,183	36,562	41,247
Other	(21)	79	3,165

Consolidated operating revenues	$951,503	$750,826	$626,440

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest
Towns & Resorts development	$99,930	$80,633	$60,825
Commercial real estate development and services	23,043	(4,737)	1,431
Land sales	57,241	78,448	68,094
Forestry	9,091	8,059	7,964
Other	(53,970)	(42,364)	91,253

Consolidated income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	135,335	120,039	229,567
TOTAL ASSETS:
Towns & Resorts development	$584,256	$496,072	$435,271
Commercial real estate development and services	534,113	527,157	433,657
Land sales	32,150	15,093	7,780
Forestry	90,169	90,837	101,993
Corporate	162,941	146,571	191,186

Total assets	$1,403,629	$1,275,730	$1,169,887

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

CAPITAL EXPENDITURES:
Towns & Resorts development	$495,298	$347,207	$287,972
Commercial real estate development and services	134,378	123,718	98,428
Land sales	7,253	3,306	190
Forestry	3,463	3,437	3,435
Other	2,770	8,259	2,881
Discontinued operations	305	—	579

Total capital expenditures	$643,467	$485,927	$393,485

15.	Commitments and Contingencies
      The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $5.9 million, $5.3 million, and $6.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.
      The future minimum rental commitments under noncancelable long-term operating leases due over the next five years and thereafter are as follows (in thousands):

2005	$3,812
2006	2,610
2007	1,921
2008	495
2009	393
Thereafter	—

$9,231

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
      At December 31, 2004, the Company was party to surety bonds and standby letters of credit in the amounts of $36.9 million and $15.4 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
      At December 31, 2004, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. At December 31, 2003, the Company was wholly or jointly and severally liable as guarantor on two credit obligations entered into by partnerships in which the Company had equity interests. The maximum amount

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the debt available to these partnerships that was guaranteed by the Company totaled $7.6 million; the amount outstanding at December 31, 2003 totaled $6.7 million.
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
      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds remain in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. In addition, approximately $1.7 million is being held in escrow representing the value of the land subject to remediation. Remediation was substantially completed in 2003. The Company expects remaining remediation to be complete and the amounts held in escrow to be released to the Company in 2005.
      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in regulatory proceedings related to the Company’s former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.1 million and $4.0 million as of December 31, 2004 and 2003, respectively.

16.	Quarterly Financial Data (Unaudited)

	Quarters Ended

	December 31	September 30	June 30	March 31

	(Dollars in thousands, except per share amounts)
2004
Operating revenues	$291,272	$246,147	$232,545	$181,539
Operating profit	46,619	37,083	38,506	22,345
Net income	28,087	26,303	22,749	12,961
Earnings per share — Basic	0.37	0.35	0.30	0.17
Earnings per share — Diluted	0.37	0.34	0.30	0.17
2003
Operating revenues	$223,893	$197,129	$182,064	$147,740
Operating profit	44,138	37,009	17,363	28,471
Net income	28,614	22,979	9,931	14,391
Earnings per share — Basic	0.38	0.30	0.13	0.19
Earnings per share — Diluted	0.37	0.30	0.13	0.18

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Bay County, Florida
Land with infrastructure	$—	$673	$—	$20,579	$21,252	$—	$21,252	$135
Buildings	—	—	1,287	13,192	—	14,479	14,479	1,346
Residential	—	1,006	—	20,086	21,092	—	21,092	—
Timberlands	—	3,896	—	12,052	15,948	—	15,948	375
Unimproved land	—	494	—	—	494	—	494	—
Calhoun County, Florida
Timberlands	—	1,774	—	5,388	7,162	—	7,162	170
Unimproved land	—	693	—	—	693	—	693	—
Duval County, Florida
Land with infrastructure	—	258	—	—	258	—	258	—
Buildings	—	3,450	12	21,352	—	24,814	24,814	2,384
Residential	—	808	—	1,775	2,583	—	2,583	—
Timberlands	—	—	—	1	1	—	1	—
Franklin County, Florida
Land with infrastructure	—	—	—	135	135	—	135	—
Residential	—	7,130	—	9,705	16,835	—	16,835	—
Timberlands	—	1,241	—	1,482	2,723	—	2,723	64
Unimproved Land	—	471	—	110	581	—	581	—
Buildings	—	—	84	31	—	115	115	37
Gadsden County, Florida
Land with infrastructure	—	—	—	2,406	2,406	—	2,406	—
Timberlands	—	1,302	—	2,735	4,037	—	4,037	96
Unimproved land	—	1,148	—	—	1,148	—	1,148	—
	—	—	—	—	—	—	—	—

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Gulf County, Florida
Land with infrastructure	—	326	—	261	587	—	587	119
Buildings	—	—	536	412	—	948	948	147
Residential	—	278	—	11,102	11,380	—	11,380	—
Timberlands	—	5,238	—	17,058	22,296	—	22,296	470
Unimproved land	—	388	—	—	388	—	388	—
Hillsborough County, Florida
Buildings	—	—	18,358	1,691	—	20,049	20,049	2,623
Jefferson County, Florida
Buildings	—	—	—	198	—	198	198	29
Timberlands	—	1,547	—	1,613	3,160	—	3,160	46
Unimproved land	—	246	—	—	246	—	246	—
Leon County, Florida
Land with infrastructure	—	1,418	—	14,119	15,537	—	15,537	573
Buildings	—	—	5,580	10,332	—	15,912	15,912	1,336
Residential	—	207	—	42,240	42,447	—	42,447	—
Timberlands	—	923	—	2,872	3,795	—	3,795	90
Unimproved land	—	623	—	—	623	—	623	—
Liberty County, Florida
Buildings	—	—	777	66	—	843	843	6
Timberlands	—	3,244	205	8,279	11,728	—	11,728	394
Unimproved land	—	19	—	—	19	—	19	—
Orange County, Florida
Land with infrastructure	—	4,753	—	228	4,981	—	4,981	36
Buildings	—	—	40,733	5,919	—	46,652	46,652	4,910
	—	—	—	—	—	—	—	—

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Osceola County
Residential	—	8,895	—	13,742	22,637	—	22,637	—
Buildings	—	—	180	—	—	180	180	5
Palm Beach County, Florida
Land with infrastructure	—	—	—	—	—	—	—	—
Buildings	—	—	4	138	—	142	142	51
Pinellas County, Florida
Buildings	—	—	28,683	4,255	—	32,938	32,938	4,748
St. Johns County, Florida
Land with infrastructure	—	8,254	—	3,189	11,443	—	11,443	470
Buildings	—	—	1,793	827	—	2,620	2,620	303
Residential	—	3,598	—	25,444	29,042	—	29,042	—
Volusia County, Florida
Land with infrastructure	—	6,045	—	367	6,412	—	6,412	851
Buildings	—	—	1,644	128	—	1,772	1,772	315
Residential	—	4,648	—	50,604	55,252	—	55,252	—
Wakulla County, Florida
Land with infrastructure	—	—	—	106	106	—	106	—
Buildings	—	—	—	122	—	122	122	53
Timberlands	—	1,175	—	2,258	3,433	—	3,433	69
Unimproved Land	—	149	—	9	158	—	158	—
Walton County, Florida
Land with infrastructure	—	14,472	—	5,299	19,771	—	19,771	2,111
Buildings	—	—	26,210	2,272	—	28,482	28,482	2,735
Residential	—	8,730	—	46,009	54,739	—	54,739	—
Timberlands	—	354	—	968	1,322	—	1,322	31
Unimproved land	—	5	—	—	5	—	5	—
	—	—	—	—	—	—	—	—

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Other Florida Counties
Land with infrastructure	—	—	—	5	5	—	5	—
Timberlands	—	685	—	358	1,043	—	1,043	24
Unimproved land	—	91	—	—	91	—	91	—
District of Columbia
Buildings	—	—	24,913	151	—	25,064	25,064	1,552
Georgia
Land with infrastructure	—	18,138	—	1,765	19,903	—	19,903	74
Buildings	—	—	151,492	5,740	—	157,232	157,232	5,132
Timberlands	—	214	—	—	214	—	214	5
Unimproved land	—	151	—	—	151	—	151	—
North Carolina
Residential	—	18,204	—	61,806	80,010	—	80,010	—
Buildings	—	—	17,163	—	—	17,163	17,163	661
Tennessee
Unimproved Land	—	—	—	—	—	—	—	—
Texas
Land with infrastructure	—	3,170	—	1,302	4,472	—	4,472	79
Building	—	—	—	—	—	—	—	1
Virginia
Land with infrastructure	—	5,582	—	1,018	6,600	—	6,600	—
Building	—	—	15,409	—	—	15,409	15,409	232

TOTALS	$—	$146,114	$335,063	$455,301	$531,344	$405,134	$936,478	$34,888

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2004 for federal income tax purposes is approximately $546 million.

(B)	Reconciliation of real estate owned (in thousands of dollars):

	2004	2003	2002

Balance at Beginning of Year	$878,141	$764,579	$661,971
Amounts Capitalized	615,733	446,830	378,745
Amounts Retired or Adjusted	(557,396)	(333,268)	(276,137)

Balance at Close of Period	$936,478	$878,141	$764,579

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

Balance at Beginning of Year	$30,436	$17,223	$9,468
Depreciation Expense	14,962	24,841	13,861
Amounts Retired or Adjusted	(10,510)	(11,628)	(6,106)

Balance at Close of Period	$34,888	$30,436	$17,223