Form 10-Q
period 2005-03-31
ST JOE CO
filed 2005-05-10
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
      As of May 2, 2005, there were 103,504,636 shares of common stock, no par value, issued and 75,978,166 outstanding, with 27,526,470 shares of treasury stock.

THE ST. JOE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
	(Dollars in thousands)
ASSETS
Investment in real estate	$989,728	$942,630
Cash and cash equivalents	43,418	94,816
Accounts receivable, net	112,441	89,813
Prepaid pension asset	94,979	94,079
Property, plant and equipment, net	34,456	33,562
Goodwill, net	51,679	51,679
Other intangible assets, net	44,739	47,415
Other assets	57,288	49,635

	$1,428,728	$1,403,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$444,806	$421,110
Accounts payable	90,119	76,916
Accrued liabilities	114,260	135,425
Deferred income taxes	267,615	264,374

Total liabilities	916,800	897,825
Minority interest in consolidated subsidiaries	11,911	10,393
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 103,486,066 and 103,123,017 issued at March 31, 2005 and December 31, 2004, respectively	279,254	263,044
Retained earnings	998,795	994,172
Restricted stock deferred compensation	(19,232)	(19,649)
Treasury stock at cost, 27,462,170 and 27,229,767 shares held at March 31, 2005 and December 31, 2004, respectively	(758,800)	(742,156)

Total stockholders’ equity	500,017	495,411

	$1,428,728	$1,403,629

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(Dollars in thousands
	except per share
	amounts)
Revenues:
Real estate sales	$158,529	$135,694
Realty revenues	25,498	19,074
Timber sales	8,038	9,875
Rental revenues	12,260	9,464
Other revenues	8,175	7,432

Total revenues	212,500	181,539

Expenses:
Cost of real estate sales	104,847	90,532
Cost of realty revenues	17,883	10,692
Cost of timber sales	5,207	6,025
Cost of rental revenues	4,497	3,859
Cost of other revenues	8,019	6,526
Other operating expenses	24,053	23,969
Corporate expense, net	11,937	9,165
Depreciation and amortization	10,362	8,427

Total expenses	186,805	159,195

Operating profit	25,695	22,344

Other income (expense):
Investment income, net	308	111
Interest expense	(3,136)	(2,931)
Other, net	982	691

Total other income (expense)	(1,846)	(2,129)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	23,849	20,215
Equity in income of unconsolidated affiliates	1,904	708
Income tax expense	9,473	8,066

Income from continuing operations before minority interest	16,280	12,857
Minority interest	868	83

Income from continuing operations	15,412	12,774

Discontinued operations:
Income from discontinued operations (net of income taxes of $111)	—	187

Total income from discontinued operations	—	187

Net income	$15,412	$12,961

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.21	$0.17
Earnings from discontinued operations	—	—

Net income	$0.21	$0.17

Diluted
Income from continuing operations	$0.20	$0.17
Earnings from discontinued operations	—	—

Net income	$0.20	$0.17

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
				Restricted Stock
	Outstanding		Retained	Deferred	Treasury
	Shares	Amount	Earnings	Compensation	Stock	Total

	(Dollars in thousands, except per share amounts)
Balance at December 31, 2004	75,893,250	$263,044	$994,172	$(19,649)	$(742,156)	$495,411
Comprehensive income:
Net income	—	—	15,412	—	—	15,412

Total comprehensive income	—	—	—	—	—	15,412

Issuances of restricted stock	28,217	2,052	—	(2,052)	—	—
Forfeitures of restricted stock	(9,758)	(455)	—	455	—	—
Dividends ($0.14 per share) and other distributions	—	—	(10,789)	—	—	(10,789)
Issuances of common stock	344,590	8,551	—	—	—	8,551
Tax benefit on exercises of stock options	—	6,062	—	—	—	6,062
Amortization of restricted stock deferred compensation	—	—	—	2,014	—	2,014
Purchases of treasury shares	(232,403)	—	—	—	(16,644)	(16,644)

Balance at March 31, 2005	76,023,896	$279,254	$998,795	$(19,232)	$(758,800)	$500,017

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,412	$12,961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,362	9,151
Deferred compensation	2,014	1,527
Minority interest in income	868	83
Equity in income of unconsolidated joint ventures	(1,904)	(708)
Deferred income tax expense	1,265	5,930
Tax benefit on exercise of stock options	6,062	2,711
Cost of operating properties sold	103,994	76,082
Expenditures for operating properties	(121,480)	(101,137)
Changes in operating assets and liabilities:
Accounts receivable	(24,511)	51,228
Other assets	(12,870)	(11,975)
Accounts payable and accrued liabilities	(7,029)	(7,983)
Income taxes payable	(1,144)	(1,716)

Net cash (used in) provided by operating activities	$(28,961)	$36,154

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,673)	(2,545)
Purchases of investments in real estate	(30,214)	(10,943)
Investments in joint ventures and purchase business acquisitions	—	(247)
Proceeds from dispositions of assets	10	11,877
Distributions from unconsolidated affiliates	4,093	1,800
Distributions from affiliates	650	468

Net cash (used in) provided by investing activities	$(29,134)	$410

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	50,000	5,000
Proceeds from other long-term debt	1,211	—
Repayments of other long-term debt	(27,515)	(19,496)
Proceeds from exercises of stock options	6,119	4,400
Dividends paid to stockholders and other distributions	(10,789)	(9,209)
Treasury stock purchases	(12,329)	(23,351)

Net cash provided by (used in) financing activities	$6,697	$(42,656)

Net decrease in cash and cash equivalents	(51,398)	(6,092)
Cash and cash equivalents at beginning of period	94,816	57,403

Cash and cash equivalents at end of period	$43,418	$51,311

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004 and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations and cash flows for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      In May 2003, the FASB issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the three months ended March 31, 2005 or 2004. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At March 31, 2005, the carrying amount of the minority interest in Artisan Park was $11.8 million and its fair value was $20.1 million. The Company has no other material financial instruments that are affected currently by FAS 150.

Stock-Based Compensation
      In April 2005, the Securities and Exchange Commission (“SEC”) adopted a final rule regarding the compliance date for FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), for public companies. Prior to the new SEC rule, calendar year-end companies that are not small business issuers, like the Company, would have been required to implement FAS 123(R) in the first interim period beginning after June 15, 2005. The new rule changes the required date of implementation for such companies to the beginning of the first full fiscal year beginning after June 15, 2005. As a result, the Company plans to adopt FAS 123(R) as of January 1, 2006. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required previously and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. Upon implementation of FAS 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the compliance date and the cost of stock options granted to employees after the compliance date based on the fair value of the stock options at grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For periods prior to January 1, 2006, as permitted by existing accounting standards, the Company has elected to not recognize compensation cost for its stock options in the consolidated financial statements and instead to provide pro forma disclosure of stock-based compensation. Had the Company determined compensation costs based on the fair value at the grant date for its stock options, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Net income:
Net income as reported	$15,412	$12,961
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,194	970
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,833)	(2,142)

Net income — pro forma	$14,773	$11,789

Per share — Basic:
Earnings per share as reported	$0.21	$0.17
Earnings per share — pro forma	$0.20	$0.16
Per share — Diluted:
Earnings per share as reported	$0.20	$0.17
Earnings per share — pro forma	$0.19	$0.15

Earnings Per Share
      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 1,015,372 and 1,791,475 shares of common stock in the three months ended March 31, 2005 and 2004, respectively, and that 527,620 shares of unvested restricted stock were issued as of March 31, 2005, each net of assumed repurchases using the treasury stock method.
      From August 1998 through March 31, 2005, the Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which a total of approximately $688.8 million had been expended through March 31, 2005. From the inception of the Stock Repurchase Program to March 31, 2005, the Company repurchased from shareholders 25,463,611 shares. During the three month periods ended March 31, 2005 and 2004, the Company repurchased from shareholders 171,200 and 585,955 shares, respectively.
      Executives have surrendered a total of 2,097,697 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock, including 61,203 and 91,205 shares surrendered by executives in the three month periods ended March 31, 2005 and 2004, respectively.
      Shares of Company stock issued upon the exercise of stock options for the three months ended March 31, 2005 and 2004 were 344,590 shares and 330,863 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three Months Ended
	March 31,

	2005	2004

Basic	75,158,745	75,939,613
Diluted	76,701,737	77,731,088

Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Supplemental Cash Flow Information
      The Company paid $8.2 million and $8.3 million for interest in the first three months of 2005 and 2004, respectively. The Company paid state income taxes, net of refunds, of $4.0 million and $1.3 million in the first three months of 2005 and 2004, respectively. The Company capitalized interest expense of $3.2 million and $1.9 million during the first three months of 2005 and 2004, respectively.
      The Company’s non-cash activities included the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options, the tax benefit on exercises of stock options, and the execution of a debt agreement in payment for an interest in an unconsolidated affiliate. During the three months ended March 31, 2005 and 2004, executives surrendered Company stock worth $2.4 million and $1.9 million, respectively, as payment for strike prices of stock options. In addition, during the first three months of 2004, the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in an unconsolidated affiliate.
      Cash flows related to Towns & Resorts development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberlands, and land and buildings developed by the Company and used for commercial rental purposes are included in operating activities on the statements of cash flows. Cash flows related to the Company’s assets purchased with tax-deferred proceeds are included in investment activities on the statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate
      Real estate investments by segment include the following (in thousands):

	March 31, 2005	December 31, 2004

Operating property:
Towns & Resorts development	$76,742	$76,644
Commercial real estate development and services	13,171	11,762
Land sales	942	1,095
Forestry	76,034	77,431
Other	161	164

Total operating property	167,050	167,096

Development property:
Towns & Resorts development	352,952	323,925
Land sales	10,175	9,247

Total development property	363,127	333,172

Investment property:
Towns & Resorts development	25,503	7,394
Commercial real estate development and services	413,632	420,778
Land sales	259	182
Forestry	13,216	973
Other	6,880	6,883

Total investment property	459,490	436,210

Investment in unconsolidated affiliates:
Towns & Resorts development	27,264	29,461
Commercial real estate development and services	11,569	11,579

Total investment in unconsolidated affiliates	38,833	41,040

Total real estate investments	1,028,500	977,518
Less: Accumulated depreciation	38,772	34,888

Net real estate investments	$989,728	$942,630

      Included in operating property are Company-owned amenities related to Towns & Resorts, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of Towns & Resorts land and inventory currently under development to be sold. Investment property includes the Company’s commercial buildings and land purchased with tax-deferred proceeds and land held for future use.
      Depreciation expense reported on real estate was $4.8 million and $4.0 million in the three months ended March 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt
      Debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004

Medium-term notes	$257,000	$275,000
Debt secured by certain commercial and residential property	121,337	129,835
Senior revolving credit agreement	50,000	—
Various secured and unsecured notes payable	16,469	16,275

Total debt	$444,806	$421,110

      The aggregate maturities of debt subsequent to March 31, 2005 are as follows (in millions):

2005	$53.6
2006	4.2
2007	70.4
2008	86.1
2009	42.8
Thereafter	187.7
      The medium-term notes and the senior revolving credit agreement contain financial covenants, including a net worth requirement of $425.0 million, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on prepayment. At March 31, 2005, the Company was in compliance with the covenants.

5.	Employee Benefit Plans
      A summary of the net periodic pension credit follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Service cost	$1,090	$1,200
Interest cost	1,660	2,100
Expected return on assets	(3,802)	(4,900)
Prior service costs	152	200

Total pension income	$(900)	$(1,400)

6.	Segment Information
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
      The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which we believe accurately represents current performance measures. We have presented prior period segments consistent with the current performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measure. The Company no longer uses earnings before interest, taxes, depreciation and amortization as a performance measure.
      The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The caption entitled “Other” consists of general and administrative expenses, net of investment income, and operations of the Company’s former transportation segment.
      The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.
      Information by business segment follows:

	Three Months Ended
	March 31,

	2005	2004

Operating Revenues:
Towns & Resorts development	$137,168	$105,672
Commercial real estate development and services	49,516	43,280
Land sales	17,807	22,735
Forestry	8,014	9,860
Other	(5)	(8)

Total revenues	$212,500	$181,539

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest:
Towns & Resorts development	$23,083	$9,089
Commercial real estate development and services	445	1,134
Land sales	12,141	18,816
Forestry	2,016	2,694
Other	(13,836)	(11,518)

Consolidated income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$23,849	$20,215

	March 31, 2005	December 31, 2004

Total Assets:
Towns & Resorts development	$651,449	$584,256
Commercial real estate development and services	512,242	534,113
Land sales	18,522	32,150
Forestry	103,651	90,169
Corporate	142,864	162,941

Total assets	$1,428,728	$1,403,629

7.	Contingencies
      The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At March 31, 2005, the Company was party to surety bonds and standby letters of credit in the amounts of $42.6 million and $7.8 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
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
      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of Superfund sites. The Company is also involved in regulatory proceedings related to its former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.1 million as of both March 31, 2005 and December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The St. Joe Company is one of Florida’s largest real estate operating companies. We believe we have one of the largest inventories of private land suitable for development in the State of Florida, with a very low cost basis. The majority of our land is located in Northwest Florida. In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets, most of which are currently managed as timberland, through the development and subsequent sale of parcels, home sites, and homes, or through the direct sale of unimproved land. In addition, we reinvest the proceeds of qualifying asset sales into like-kind properties under our tax deferral strategy which has enabled us to create a significant portfolio of commercial rental properties. We also provide commercial real estate services, including brokerage, property management and construction management for Company-owned assets as well as for third parties.
      We have four operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry.
      Our Towns & Resorts development segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of developed home sites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our Towns & Resorts developments; and

•	management fees.
      Our commercial real estate development and services segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us;

•	the sale of developed and undeveloped land for retail, apartment, office, and industrial properties;

•	realty revenues, consisting of property and asset management fees, construction revenues and lease and sales brokerage commissions; and

•	investments in limited partnerships and joint ventures.
      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed home sites primarily within rural settings.
      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber;

•	the sale of cypress lumber and mulch; and

•	the sale of bulk land.
      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Considerable economic and political uncertainties exist that could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Additionally, increases in interest rates could reduce the demand for homes we build and home sites we develop, particularly primary housing and home sites and commercial properties we develop or sell. However, we believe our secondary resort housing markets are less sensitive to changes in interest rates. We have the ability to mitigate these risks by building to contract as well as building in phases.
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
Forward-Looking Statements
      This report includes forward-looking statements, particularly in the Management’s Discussion and Analysis Section. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the forward-looking information. Any statements in this report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

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
      Forward-looking statements are not guarantees of future performance. You are cautioned not to place undue reliance on any of these forward-looking statements. These statements are made as of the date hereof based on current expectations, and we undertake no obligation to update the information contained in this Form 10-Q.

      Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2004, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeast United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including demographic migration of Baby Boomers;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	whether potential residents or tenants consider our properties attractive;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on approvals of the local airport authority and the Federal Aviation Administration, various permits, and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	weather conditions or natural disasters and the impact on future demand in Florida;

•	changes in insurance rates and deductibles for property in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.
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
      The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in these policies during the first three months of 2005.
Recently Issued Accounting Standards
      In April 2005, the Securities and Exchange Commission (“SEC”) adopted a final rule regarding the compliance date for FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), for public companies. Prior to the new SEC rule, calendar year-end companies that are not small business issuers, like the Company, would have been required to implement FAS 123(R) in the first interim period beginning after June 15, 2005. The new rule changes the required date of compliance to the beginning of the first full fiscal year beginning after June 15, 2005. As a result, the Company plans to adopt FAS 123(R) as of January 1, 2006. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required previously and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. Upon implementation of FAS 123(R), the Company will recognize as compensation cost in its consolidated financial statements the unvested portion of existing options granted prior to the compliance date and the cost of stock options granted to employees after the compliance date based on the fair value of the stock options at grant date.
Results of Operations
      Net income for the first quarter of 2005 was $15.4 million, or $0.20 per diluted share, compared with $13.0 million, or $0.17 per diluted share, for the first quarter of 2004.
      We report revenues from our four operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry. Real estate sales are generated from sales of housing units and developed home sites in our Towns & Resorts development segment, developed and undeveloped land and in-service buildings in our commercial real estate development and services segment that are not reported as discontinued operations, parcels of undeveloped land and developed home sites in rural settings in our land sales segment and occasionally sales of bulk land from our forestry segment. Realty revenues, consisting of property and asset management fees, construction revenues, and lease and sales commissions, are generated from the commercial real estate development and services segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate development and services segment. Other revenues are primarily club operations and management fees from the Towns & Resorts development segment.
      Revenues generated during the first quarter of each year by our largest segment, Towns & Resorts development, are typically lower than other quarters of the year, particularly in Northwest Florida, where visitation levels and, consequently, sales are lowest during this period.

Consolidated Results
      Revenues and expenses. The following table sets forth a comparison of the revenues and expenses for the three month periods ended March 31, 2005 and 2004.

	Three Months
	Ended
	March 31,

	2005	2004	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$158.5	$135.7	$22.8	17%
Realty	25.5	19.1	6.4	34
Timber sales	8.0	9.9	(1.9)	(19)
Rental	12.3	9.4	2.9	31
Other	8.2	7.4	0.8	11

Total	212.5	181.5	31.0	17

Expenses:
Cost of real estate sales	104.8	90.5	14.3	16
Cost of realty revenues	17.9	10.7	7.2	67
Cost of timber sales	5.2	6.0	(0.8)	(13)
Cost of rental revenues	4.5	3.9	0.6	15
Cost of other revenues	8.0	6.5	1.5	23
Other operating expenses	24.1	24.0	0.1	—

Total	$164.5	$141.6	$22.9	16%

      The increases in revenues from real estate sales and cost of real estate sales for the three month period ended March 31, 2005 compared to 2004 were in each case primarily due to increased revenues in the Towns & Resorts development segment and land sales in the commercial real estate development and services segment, partially offset by the sale of a commercial building in the first quarter of 2004. The increases in realty revenues and cost of realty revenues were in each case due to an increase in construction activity, partially offset by a decrease in brokerage activity. The increases in rental revenues and cost of rental revenues were in each case primarily due to the purchases of commercial buildings and improved leased percentages of rental property in the commercial real estate development and services segment. Timber revenue decreased primarily due to a reduction in volume harvested from Company-owned lands. Cost of timber revenues decreased due to increased efficiencies in the cypress mill operation, partially offset by an increase in transportation costs for timber. Other revenues and cost of other revenues increased primarily due an increase in volume for WaterColor vacation rentals. For further discussion of revenues and expenses, see Segment Results below.
      Corporate expense. Corporate expense, representing corporate general and administrative expenses, increased $2.7 million, or 29%, to $11.9 million in the first quarter of 2005, from $9.2 million in the first quarter of 2004. The increase was primarily due to increases of $1.3 million in salaries and employee benefits, $0.5 million in professional fees, and $0.9 million in miscellaneous corporate expenses.
      Depreciation and amortization. Depreciation and amortization increased $2.0 million, or 24%, to $10.4 million in the first quarter of 2005, from $8.4 million in the first quarter of 2004. The increase was primarily due to increases in the commercial real estate development and services segment consisting of $1.0 million in depreciation resulting primarily from additional investments in commercial investment property and property, plant and equipment and a $0.9 million increase in amortization resulting from an increase in intangible assets associated with our commercial operating properties.

      Other income (expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets and other income. Other income (expense) was $(1.8) million in the first quarter of 2005 and $(2.1) million in the first quarter of 2004.
      Equity in income (loss) of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates totaled $1.9 million in the first quarter of 2005 and $0.7 million in the first quarter of 2004.
      The Towns & Resorts development segment recorded equity in the income of unconsolidated affiliates of $1.9 million for the first quarter of 2005, compared to $1.1 million for the first quarter of 2004. The increase was primarily due to an increase in closings at Rivercrest and increased pricing at Rivercrest and Paseos, two 50% owned unconsolidated affiliates.
      The commercial real estate development and services segment recorded equity in the income (loss) of unconsolidated affiliates of less than $0.1 million in the first quarter of 2005, compared to $(0.4) million in the first quarter of 2004. In the first quarter of 2004, $(0.3) million of the loss was related to our 50% interest in the Codina Group, Inc. (“Codina”), a commercial services company in Coral Gables, Florida. Codina’s results of operations were substantially break-even for the first quarter of 2005.
      Income tax expense. Income tax expense totaled $9.5 million in the first quarter of 2005 and $8.1 million in the first quarter of 2004. Our effective tax rate was 38% in the first quarter of 2005 and 39% in the first quarter of 2004. The decrease in the effective tax rate was primarily due to a large number of shares of restricted stock which vested in the first quarter of 2005, creating a larger tax deduction, and a change in the tax law which allows a new deduction for domestic manufacturing costs, including construction, beginning in 2005.
Segment Results

Towns & Resorts Development
      Our Towns & Resorts development segment develops large-scale, mixed-use communities primarily on land we have owned for a long period of time. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capital, and significant Gulf of Mexico beach frontage and waterfront properties, which we believe are suited for primary housing, resort and second-home communities. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary. The table below sets forth the results of operations of our Towns & Resorts development segment for the three month periods ended March 31, 2005 and 2004.

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Revenues:
Real estate sales	$129.0	$98.5
Rental revenues	0.2	0.2
Other revenues	8.0	7.0

Total revenues	137.2	105.7

Expenses:
Cost of real estate sales	93.3	76.4
Cost of rental revenues	0.2	0.4
Cost of other revenues	7.7	6.4
Other operating expenses	10.5	10.9
Depreciation and amortization	2.4	2.5

Total expenses	114.1	96.6

Pretax income from continuing operations	$23.1	$9.1

Northwest Florida
      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are building single-family and multi-family residences and selling developed home sites in WaterColor. The community is planned to include approximately 1,140 units, including a private residence club (“PRC”) with fractional ownership. Amenities include a beach club, tennis center, boat house, restaurant on an inland freshwater lake, a 60-room inn and restaurant and commercial space and parks. From WaterColor’s inception through March 31, 2005, total contracts accepted or closed totaled 810 homes and home sites and 88 PRC shares. Each PRC interest is treated as one-eighth of a unit.
      WaterSound Beach is located approximately five miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. This community is currently entitled to include approximately 511 units. From WaterSound Beach’s inception through March 31, 2005, contracts for 372 units were accepted or closed.
      WaterSound West Beach, located over one half mile west of WaterSound Beach on the beach side of County Road 30A, is being designed as a gated, high-end community with 199 units on approximately 62 acres. Beach access is through the adjacent Deer Lake State Park. Sales are expected to begin in the third quarter of 2005.
      Infrastructure development continued during the first quarter at WaterSound, a resort community located approximately three miles from WaterSound Beach. WaterSound is set between U.S. Highway 98 and the Intracoastal Waterway in Walton County. Sales are expected to begin in 2006.
      Palmetto Trace is a primary home community in Panama City Beach planned for 480 units on 138 acres. As of March 31, 2005, 349 units were sold or under contract and 131 units remained to be released and sold.
      Hawks Landing is an 88-acre primary home community in Lynn Haven, in Bay County, Florida. We plan to develop and sell 167 home sites at Hawks Landing to local and national home builders. Development is expected to start later in the second quarter of 2005.
      At WindMark Beach, a proposed mixed-use development on approximately 2,080 acres in Gulf County, all challenge periods for state environmental permits expired on March 31, 2005. Upon receipt of remaining permits, infrastructure development is expected to begin in the summer of 2005, including the WindMark Beach town center, the initial portion of a 3.5-mile public beachfront trail system, and the relocation of U.S. Highway 98. From WindMark Beach’s inception through March 31, 2005, contracts for 104 home sites in the first 80-acre phase were accepted or closed. The remaining five retail lots and one home in the first phase have not yet been offered for sale.
      Bridgeport is a new primary neighborhood in Port St. Joe designed to provide this market with additional housing choices at moderate prices for local working families. A local builder will deliver finished homes to customers. Bridgeport consists of 36 units on 13 acres with home prices expected to start under $100,000. Contracts for 10 home sites have been accepted or closed as of March 31, 2005.
      Plans for SouthWood, situated on approximately 3,770 acres in southeast Tallahassee, include approximately 4,770 residential units and a traditional town center with restaurants, retail shops, and offices. From SouthWood’s inception through March 31, 2005, contracts for 922 units were accepted or closed. Certain regulatory approvals are required prior to commencing development on future phases of construction that are scheduled to begin in the 2006-2007 timeframe.
      SummerCamp is a 499-unit development on 782 acres located approximately 45 miles south of Tallahassee on the Gulf of Mexico. Current plans include a beach club, community dock, and nature trails. Sales of 52 home sites are expected to close in late 2005, pending the receipt of environmental permits and the successful resolution of a legal challenge to one of them.

Northeast Florida
      Environmental permitting and predevelopment planning continue at RiverTown, which is planned for 4,500 units on 4,170 acres located in St. Johns County, south of Jacksonville, with more than 3.5 miles of frontage on the St. Johns River. Infrastructure development is expected to begin in 2005, with sales beginning in 2006.
      St. Johns Golf & Country Club is a primary residential community located on approximately 820 acres we acquired in St. Johns County. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. From its inception through March 31, 2005, contracts for 680 units were accepted or closed at St. Johns Golf & Country Club.

Central Florida
      Victoria Park is situated on 1,859 acres we acquired in Deland between Daytona Beach and Orlando. Plans include approximately 4,000 single and multi-family residences built among parks, lakes and conservation areas with a traditional town center and an 18-hole golf course. From Victoria Park’s inception through March 31, 2005, contracts for 791 units were accepted or closed.
      Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 160 acres which we acquired. Current plans include approximately 616 units comprised of single-family residences, townhomes, and condominiums, as well as parks, trails, and a community clubhouse with a pool and educational and recreational programming. From Artisan Park’s inception through March 31, 2005, contracts for 367 units were accepted or closed.
      The Company manages and owns 50% of the joint ventures developing Rivercrest and Paseos, two primary residential communities. Rivercrest is a 1,382-unit primary residential community located on 413 acres near Tampa. At March 31, 2005, there were 102 units remaining to be released for sale at Rivercrest. Paseos is a 325-unit primary residential community situated on 175 acres in Jupiter. At March 31, 2005, two units remained for sale at Paseos.

Southwest Florida
      Perico Island is situated in the City of Bradenton in Manatee County with views of the Gulf of Mexico and Tampa Bay. Planned as an upscale 686-unit condominium community on 352 acres, it is being designed as an environmentally sensitive community. Sales activity at Perico Island is expected to begin in late 2006.

Three Months Ended March 31
      Real estate sales include sales of homes and home sites and sales of land. Cost of real estate sales for homes and home sites includes direct costs, selling costs and other indirect costs. In the first quarter of 2005, the components of cost of real estate sales for homes and home sites were $79.4 million in direct costs, $6.1 million in selling costs, and $7.7 million in other indirect costs. In the first quarter of 2004, the components of cost of real estate sales were $64.1 million in direct costs, $5.1 million in selling costs, and $7.2 million in other indirect costs. The overall increases in real estate sales and cost of real estate sales were primarily due to increases in revenues and cost of sales recorded on multi-family residences using the percentage-of-completion method of accounting and increased prices on home sites in our resort communities, partially offset by a decrease in the number of home sites sold at WaterColor as the current phase winds down. We are carefully managing releases at our resort communities in order to capture increasing values at these communities.
      Sales of homes in the first quarter of 2005 totaled $105.1 million, with related cost of sales of $87.4 million, resulting in a gross profit percentage of 17%, compared to sales of homes in the first quarter of 2004 of $74.6 million, with cost of sales of $67.1 million, resulting in a gross profit percentage of 10%. The increase in gross profit percentage was primarily due to increased revenues recorded on multi-family residences using the percentage of completion method of accounting, which have produced higher margins than single-family homes.

      Cost of real estate sales for homes in the first quarter of 2005 consisted of $74.8 million in direct costs, $5.4 million in selling costs, and $7.2 million in indirect costs. Cost of real estate sales for homes in the first quarter of 2004 consisted of $56.9 million in direct costs, $4.0 million in selling costs, and $6.2 million in indirect costs.
      Sales of home sites in the first quarter of 2005 totaled $23.8 million, with related cost of sales of $5.8 million, resulting in a gross profit percentage of 76%, compared to sales of home sites in the first quarter of 2004 of $23.7 million, with related cost of sales of $9.3 million, resulting in a gross profit percentage of 61%. The increase in gross profit percentage was primarily due to increased prices at WaterColor and WaterSound Beach.
      Cost of real estate sales for home sites in the first quarter of 2005 consisted of $4.6 million in direct costs, $0.7 million in selling costs, and $0.5 million in indirect costs. Cost of real estate sales for home sites in the first quarter of 2004 consisted of $7.2 million in direct costs, $1.1 million in selling costs, and $1.0 million in indirect costs.
      The following table sets forth home and home site sales activity by individual developments, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting:

	Three Months Ended				Three Months Ended
	March 31, 2005				March 31, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Homes:
Single-family	—	$—	$—	$—	5	$3.9	$2.7	$1.2
Private Residence Club	1	0.3	0.1	0.2	—	1.9	1.1	0.8
Home sites	8	8.6	2.0	6.6	60	16.5	6.6	9.9
WaterSound Beach:
Multi-family homes	—	11.5	6.4	5.1	50	1.0	3.3	(2.3)
Home sites	12	11.2	1.8	9.4	11	4.1	1.2	2.9
Bay County:
The Hammocks:
Single-family homes	14	2.6	2.5	0.1	21	3.3	3.1	0.2
Townhomes	8	0.9	0.8	0.1	—	—	—	—
Palmetto Trace:
Single-family homes	14	2.6	2.4	0.2	10	1.8	1.6	0.2
Townhomes	22	2.9	2.6	0.3	—	—	—	—
Leon County:
SouthWood:
Single-family homes	45	10.7	9.4	1.3	53	11.7	9.7	2.0
Townhomes	6	1.1	1.0	0.1	—	—	—	—
Home sites	10	1.4	0.6	0.8	10	0.8	0.3	0.5
Gulf County:
Bridgeport: Home sites	10	0.1	0.1	—	—	—	—	—

	Three Months Ended				Three Months Ended
	March 31, 2005				March 31, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northeast Florida:
St. Johns County:
St. Johns Golf &
Country Club:
Homes	24	8.9	7.1	1.8	22	7.1	6.0	1.1
Home sites	8	0.5	0.2	0.3	12	0.9	0.4	0.5
Duval County:
James Island: Homes	—	—	—	—	4	1.4	1.2	0.2
Hampton Park: Homes	7	2.7	2.1	0.6	13	4.4	3.8	0.6
Central Florida:
Osceola County:
Artisan Park:
Homes:
Single-family	5	2.3	2.1	0.2	4	1.5	1.1	0.4
Multi-family	—	11.1	8.3	2.8	—	—	—	—
Townhomes	1	0.5	0.4	0.1	—	—	—	—
Home sites	3	0.9	0.4	0.5	6	0.9	0.5	0.4
Volusia County:
Victoria Park:
Homes	64	15.3	13.7	1.6	31	6.5	5.6	0.9
Home sites	11	1.1	0.7	0.4	6	0.5	0.3	0.2
North and South Carolina:
Saussy Burbank:
Homes	132	31.7	28.5	3.2	138	28.7	26.7	2.0
Townhomes	—	—	—	—	9	1.4	1.2	0.2

Total	405	$128.9	$93.2	$35.7	465	$98.3	$76.4	$21.9

      Revenue and cost of sales associated with multi-family units and PRC units under construction are recognized using the percentage of completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family unit or a PRC unit, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound Beach community, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. For PRC units, a 10% deposit is required. Additional deposits may be collected at other locations depending on the specifics of the contract. All deposits are non-refundable (subject to a 10-day waiting period as required by law) except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are signed and deposits made are recognized on the full accrual method of accounting, as contracts are closed.
      Our townhomes are attached housing units sold individually along with a parcel of land. Revenues and cost of sales for our townhomes are accounted for using the full accrual method. These units differ from multi-family and PRC units, in which buyers hold title to a unit or fractional share of a unit, respectively, within a building and an interest in the underlying land held in common with other building association members.

      At WaterColor, the gross profit percentage from home site sales increased to 77% in the first quarter of 2005 from 60% in the first quarter of 2004 due to an increase in average price and the mix of locations of the closed home sites. The average price of a home site sold in the first quarter of 2005 was approximately $1,075,000 compared to approximately $273,000 in the first quarter of 2004.
      At WaterSound Beach, in the first quarter of 2004, we incurred $2.0 million in construction costs for contract adjustments related to multi-family residences which were completed and sold in 2003. The gross profit percentage on home sites increased to 84% in the first quarter of 2005 from 71% in the first quarter of 2004, primarily due to pricing increases and the mix of size and locations of the home sites closed in each period. The average price for a home site sold in the first quarter of 2005 was approximately $942,000, compared to approximately $375,000 in the first quarter of 2004.
      At SouthWood, the gross profit percentage on homes decreased to 12% in the first quarter of 2005 from 17% in the first quarter of 2004, and the gross profit percentage on home sites decreased to 57% in the first quarter of 2005 from 63% in the first quarter of 2004. Both decreases were due to increased development costs on a per unit basis.
      At St. Johns Golf & Country Club, the gross profit percentage on homes increased to 20% in the first quarter of 2005 from 15% in the first quarter of 2004, primarily due to an increase in prices. The average price of a home sold in the first quarter of 2005 was approximately $372,000, compared to approximately $321,000 in the first quarter of 2004. The gross profit percentage on home sites increased to 60% in the first quarter of 2005 from 56% in the first quarter of 2004, primarily due to the mix of sizes and locations of the home sites sold during each period.
      At Artisan Park, the gross profit percentage on single-family homes decreased to 9% in the first quarter of 2005 from 27% in the first quarter of 2004, due primarily to increased construction materials and labor costs resulting from 2004’s hurricane season for homes closed in the first quarter of 2005. The gross profit percentage on home site sales increased to 56% in the first quarter of 2005 from 44% in the first quarter of 2004, primarily due to increased prices. The average price of a home site sold in the first quarter of 2005 was approximately $290,000 compared to approximately $150,000 in the first quarter of 2004.
      At Victoria Park, the gross profit percentage on home sales decreased to 10% in the first quarter of 2005 from 14% in the first quarter of 2004, primarily due to the mix of sizes and locations of the homes sold in each period.
      At Saussy Burbank, the gross profit percentage on homes increased to 10% in the first quarter of 2005 compared to 7% in the first quarter of 2004, primarily due to the mix of relative size and location of homes sold and a decrease in construction costs as a percentage of sales price.
      Other revenues, which include revenues from the WaterColor Inn, other resort operations, and management fees, were $8.0 million in the first quarter of 2005 with $7.7 million in related costs, compared to revenues totaling $7.0 million in the first quarter of 2004 with $6.4 million in related costs. The increases in other revenues and cost of other revenues were primarily due to increased leisure and resort activity. The decrease in the gross profit percentage was primarily due to an increase in realty costs.
      During the quarter ended March 31, 2005, Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting, recorded revenues of $16.1 million and $11.3 million and cost of sales of $13.2 million and $9.1 million on sales of 96 and 26 homes, respectively. During the quarter ended March 31, 2004, Rivercrest and Paseos recorded revenues of $8.1 million and $12.1 million and cost of sales of $6.8 million and $9.8 million on sales of 55 and 32 homes, respectively.

Commercial Real Estate Development and Services
      Our commercial real estate development and services segment develops and sells real estate for commercial purposes. We also own and manage office, industrial and retail properties throughout the southeastern United States. Through the Advantis business unit, we provide commercial real estate services, including brokerage, property management and construction management. The table below sets forth the results of operations of our commercial real estate development and services segment for the three month periods ended March 31, 2005 and 2004.

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Revenues:
Real estate sales	$11.7	$14.6
Realty revenues	25.5	19.1
Rental revenues	12.1	9.2
Other revenues	0.2	0.4

Total revenues	49.5	43.3

Expenses:
Cost of real estate sales	8.4	12.2
Cost of realty revenues	17.9	10.7
Cost of rental revenues	4.3	3.5
Other operating expenses	10.8	10.4
Depreciation and amortization	5.8	3.9

Total expenses	47.2	40.7
Other income (expense)	(1.9)	(1.5)

Pretax income from continuing operations	$0.4	$1.1

Three Months Ended March 31
      Real estate sales. Total proceeds from land sales in the first quarter of 2005 were $11.7 million, with a pre-tax gain of $3.3 million. Land sales included the following:

	Number of	Number of	Average	Gross	Gross
Land	Sales	Acres	Price/Acre	Sales Price	Profit

			(In thousands)	(In millions)	(In millions)
Florida:
Unimproved	1	15	$55	$0.8	0.7
Improved	7	26	147	3.8	2.5
Virginia	1	19	372	7.1	0.1

Total/ Average	9	60	$196	$11.7	$3.3

      During the first quarter of 2004, total proceeds from land sales were $2.6 million, with a pre-tax gain of $2.4 million. Land sales included the following:

	Number of	Number of	Average	Gross	Gross
Land	Sales	Acres	Price/Acre	Sales Price	Profit

			(In thousands)	(In millions)	(In millions)
Florida:
Unimproved	5	74	$32	$2.4	2.3
Improved	2	8	31	0.2	0.1

Total/ Average	7	82	$32	$2.6	$2.4

      The increase in average per-acre prices reflects general pricing increases in our commerce and business parks as well as a change in the mix of commercial land sold in each period, with varying compositions of retail, light industrial, multi-family and other commercial uses.
      On February 12, 2004, the Company sold the 100,000-square-foot Westside Corporate Center building in Plantation, Florida, for $12.0 million, with no pre-tax gain. The operations of Westside Corporate Center have not been recorded as a discontinued operation due to the fact that an affiliate of the Company continues to provide brokerage and leasing services for the building.
      Realty revenues. Advantis’ realty revenues in the first quarter of 2005 increased $6.4 million, or 34%, over the first quarter of 2004 due to an increase in construction activity, partially offset by a decrease in brokerage activity. Cost of Advantis’ realty revenue increased $7.2 million, or 67%, primarily due to the increased construction activity. The gross profit percentage decreased to 30% for the first quarter of 2005 compared to 44% in the first quarter of 2004, due to a change in mix as lower margin construction activity increased while higher margin brokerage activity decreased. Advantis’ other operating expenses, consisting of office administration expenses, were $8.3 million in the first quarter of 2005, compared to $8.1 million in the first quarter of 2004. Advantis recorded a pre-tax loss of $(0.9) million for the first quarter of 2005 and $(0.1) million in the first quarter of 2004, after eliminations of intercompany profits of $0.3 million and $0.4 million, respectively.
      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $2.9 million, or 32%, in the first quarter of 2005 compared to the first quarter of 2004. Since March 31, 2004, six buildings with an aggregate of 583,000 rentable square feet were placed in service or acquired and three buildings with an aggregate of 435,000 of rentable square feet were sold, including two buildings with an aggregate of 336,000 rentable square feet that have been reported as discontinued operations in 2004. In addition, the overall leased percentage increased to 85% at March 31, 2005 from 83% at March 31, 2004, excluding buildings accounted for using the equity method of accounting.
      Operating expenses related to rental revenues increased $0.8 million, or 23%, primarily due to the buildings placed in service since March 31, 2004. This segment’s results from continuing operations include rental revenue and cost of rental revenue from 24 rental properties with 2.8 million total rentable square feet in service at March 31, 2005 and 19 rental properties with 2.3 million total rentable square feet in service at March 31, 2004. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet and two buildings totaling approximately 0.2 million square feet at March 31, 2005 and 2004, respectively, that were owned by partnerships and accounted for using the equity method of accounting. Further information about commercial income producing properties majority owned or managed, along with results of operations for the three month periods ended March 31, 2005 and 2004, is presented in the tables below.

		Net Rentable		Percentage	Net Rentable		Percentage
		Square Feet at		Leased at	Square Feet at		Leased at
		March 31,		March 31,	March 31,		March 31,
	Location	2005		2005	2004		2004

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	153,000		76%	147,000		93%
Prestige Place I and II	Clearwater, FL	147,000		89	144,000		86
Lakeview	Tampa, FL	127,000		92	125,000		79
Palm Court	Tampa, FL	62,000		76	60,000		68
280 Interstate North	Atlanta, GA	127,000		60	126,000		71
Southhall Center	Orlando, FL	159,000		43	155,000		49
1133 20th Street	Washington, DC	119,000		97	119,000		99
1750 K Street(c)	Washington, DC	—	(c)	— (c)	152,000		90
Millenia Park One	Orlando, FL	158,000		93	158,000		81
Beckrich Office I	Panama City Beach, FL	34,000		100	34,000		96
Beckrich Office II	Panama City Beach, FL	33,000		58	33,000		23
5660 New Northside	Atlanta, GA	273,000		96	272,000		91
SouthWood Office One	Tallahassee, FL	89,000		92	88,000		74
Crescent Ridge	Charlotte, NC	158,000		100	158,000		100
Windward Plaza Portfolio	Atlanta, GA	465,000		89	465,000		89
245 Riverside	Jacksonville, FL	136,000		57	136,000		46
Overlook I and II	Richmond, VA	129,000		96	—	(b)	—	(b)
Deerfield Point I and II	Atlanta, GA	204,000		89	—	(b)	—	(b)
Parkwood Point	Atlanta, GA	220,000		96	—	(b)	—	(b)

Subtotal/ Average		2,793,000		85%	2,372,000		82%

Development property:
Westchase Corporate Center(c)	Houston, TX	—	(c)	— (c)	184,000		94%
Nextel II	Panama City Beach, FL	30,000		100%	—	(b)	—	(b)
TNT Logistics	Jacksonville, FL	—	(a)	— (a)	99,000		95

Subtotal/ Average		30,000		100	283,000		94

Total/ Average		2,823,000		85%	2,655,000		83%

(a)	TNT Logistics was sold during 2004.

(b)	These properties were acquired or completed after the date reported.

(c)	1750 K Street and Westchase Corporate Center were both sold in the third quarter of 2004. The results of operations of these buildings prior to sale have been reflected in discontinued operations in the consolidated financial statements and footnotes to the consolidated financial statements.

	Three Months Ended March 31, 2005					Three Months Ended March 31, 2004

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$0.6	$0.3	$0.3	$(0.4)	$(0.1)	$0.7	$0.2	$0.5	$(0.4)	$0.1
Prestige Place I and II	0.5	0.2	0.3	(0.3)	—	0.5	0.2	0.3	(0.3)	—
Lakeview	0.5	0.2	0.3	(0.3)	—	0.5	0.2	0.3	(0.3)	—
Palm Court	0.1	0.1	—	—	—	0.2	0.1	0.1	(0.1)	—
Westside Corporate Center	—	—	—	—	—	—	0.2	(0.2)	(0.2)	(0.4)
280 Interstate North	0.4	0.2	0.2	(0.3)	(0.1)	0.4	0.2	0.2	(0.2)	—
Southhall Center	0.3	0.2	0.1	(0.4)	(0.3)	0.5	0.2	0.3	(0.5)	(0.2)
1133 20th Street	1.1	0.4	0.7	(0.7)	—	1.0	0.4	0.6	(0.4)	0.2
Millenia Park One	0.7	0.3	0.4	(0.3)	0.1	0.6	0.2	0.4	(0.4)	—
Beckrich Office I	0.1	0.1	—	—	—	0.1	0.1	—	(0.2)	(0.2)
Beckrich Office II	0.1	—	0.1	(0.1)	—	—	—	—	—	—
5660 New Northside	1.4	0.5	0.9	(0.7)	0.2	1.5	0.4	1.1	(0.5)	0.6
SouthWood Office One	0.3	0.1	0.2	(0.1)	0.1	0.1	0.1	—	(0.1)	(0.1)
Crescent Ridge	0.8	0.2	0.6	(0.5)	0.1	0.8	0.2	0.6	(0.3)	0.3
Windward Plaza	1.9	0.5	1.4	(0.9)	0.5	1.8	0.5	1.3	(0.7)	0.6
245 Riverside	0.3	0.2	0.1	(0.1)	—	0.1	0.2	(0.1)	(0.3)	(0.4)
Overlook I and II	0.6	0.2	0.4	(0.2)	0.2	—	—	—	—	—
Deerfield Point I and II	0.9	0.3	0.6	(0.6)	—	—	—	—	—	—
Parkwood Point	1.3	0.3	1.0	(1.1)	(0.1)	—	—	—	—	—
Other	0.1	—	0.1	—	0.1	—	—	—	—	—

Subtotal	$12.0	$4.3	$7.7	$(7.0)	$0.7	$8.8	$3.4	$5.4	$(4.9)	$0.5
Development property:
TNT Logistics	—	—	—	—	—	0.4	0.1	0.3	(0.2)	0.1
Nextel II	0.1	—	0.1	(0.1)	—	—	—	—	—	—

Subtotal	$0.1	$—	$0.1	$(0.1)	$—	$0.4	$0.1	$0.3	$(0.2)	$0.1

Total	$12.1	$4.3	$7.8	$(7.1)	$0.7	$9.2	$3.5	$5.7	$(5.1)	$0.6

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.
      At Harbourside and 280 Interstate North, the loss of tenants caused a decrease in the leased percentages and rental revenues. We are now marketing these spaces. At Millenia Park One, SouthWood Office One, 245 Riverside, and Beckrich Office II, leased percentages and revenues increased due to the addition of new tenants.
      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $5.8 million in the first quarter of 2005 compared to $3.9 million in the first quarter of 2004, due to the buildings placed in service since March 31, 2004, and increased amortization on lease-related intangible assets.

Land Sales
      Our Land sales segment markets parcels for a variety of rural residential and recreational uses on a portion of our long-held timberlands in Northwest Florida. We are developing a range of innovative products for rural settings including RiverCamps, St. Joe Ranches, St. Joe Farmsteads, and St. Joe Woodlands. The table below sets forth the results of operations of our land sales segment for the three month periods ended March 31, 2005 and 2004.

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Real estate sales	$17.8	$22.7

Expenses:
Cost of real estate sales	3.2	2.0
Cost of other revenues	0.3	0.2
Other operating expenses	2.2	1.6
Depreciation and amortization	0.1	0.1

Total expenses	5.8	3.9

Other income	0.1	—

Pretax income from continuing operations	$12.1	$18.8

      The gross profit percentage on real estate sales decreased to 82% for the first quarter of 2005 from 91% in the first quarter of 2004, primarily as a result of RiverCamps sales which have a lower margin due to development costs.
      Land sales activity for the three month periods ended March 31, 2005 and 2004 was as follows:

	Number of	Number of	Average Price	Gross
Three Months Ended March 31:	Sales	Acres	Per Acre	Sales Price	Gross Profit

				(In millions)	(In millions)
2005	29	6,930	$1,942	$13.5	$11.7
2004	47	7,968	$2,836	$22.6	$20.4
      Land sales in the first quarter of 2005 included a 2,900-acre parcel which was sold to the City of Panama City Beach for use as a sprayfield for $3.8 million, or approximately $1,310 per acre. Land sales for the first quarter of 2004 included an 866-acre parcel with some bay frontage in Bay County which sold for $10.0 million, or approximately $11,550 per acre. Average sales prices per acre and the number of sales can vary significantly from one period to another based on the characteristics of each parcel being sold and the number and size of parcels offered for sale.
      There were no conservation land sales in either of the periods presented.
      During the first quarter of 2005, we released 37 home sites at RiverCamps on Crooked Creek, of which 22 were sold during the quarter and the remaining 15 closed in April 2005. In addition, one home site that was released for sale late in 2004 was closed during the quarter. In the first quarter of 2005, proceeds from the sales of RiverCamps totaled $7.5 million. Due to required development not being complete at the time of sale, percentage of completion accounting is used. Gross profit is recognized based on construction completed in relation to total construction costs. As a result of using percentage of completion accounting, the land sales segment recognized $4.3 million in revenue related to RiverCamps, with related costs of $1.4 million. During the first quarter of 2004, no revenues or cost of revenues were recognized related to RiverCamps. Since its inception, a total of 102 home sites have been released for sale at RiverCamps on Crooked Creek, all of which have been sold or were under contract as of March 31, 2005. Work also continues on other potential RiverCamps locations in Northwest Florida.

Forestry
      The table below sets forth the results of operations of our forestry segment for the three month periods ended March 31, 2005 and 2004.

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Revenues:
Timber sales	$8.0	$9.9

Expenses:
Cost of timber sales	5.2	6.0
Other operating expenses	0.5	0.8
Depreciation and amortization	1.0	1.1

Total expenses	6.7	7.9

Other income	0.7	0.7

Pretax income from continuing operations	$2.0	$2.7

      Revenues for the forestry segment in the first quarter 2005 decreased 19% compared to the first quarter of 2004. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.2 million (177,000 tons) in the first quarter of 2005, compared to $3.1 million (165,000 tons) in the first quarter of 2004. A decrease in prices under the terms of the agreement was partially offset by an increase in volume. Sales to other customers totaled $2.8 million (135,000 tons) in the first quarter of 2005, compared to $4.5 million (209,000 tons) in the first quarter of 2004. Sales to other customers decreased as we reduced the volume harvested from Company-owned lands. Revenues from our cypress mill operation decreased to $2.0 million in the first quarter of 2005 from $2.3 million in the first quarter of 2004 due to the loss of a customer. We are currently marketing our cypress products to other potential customers.
      Cost of timber sales decreased $0.8 million for the first quarter of 2005 compared to the first quarter of 2004. Cost of sales as a percentage of revenue was 65% for the first quarter of 2005 compared to 61% for the first quarter of 2004. Cost of sales for timber as a percentage of revenue increased to 63% for the first quarter of 2005 from 57% for the first quarter of 2004; fixed costs remained constant as revenue decreased and transportation costs increased as a result of increasing fuel costs. Cost of sales for the cypress mill operation decreased to $1.4 million, or 70% of revenue, for the first quarter of 2005 from $1.7 million, or 74% of revenue, for the first quarter of 2004 due to increased efficiencies.
Liquidity and Capital Resources
      We generate cash from:

•	operations;

•	sales of land holdings and other assets;

•	borrowings from financial institutions and other debt; and

•	issuances of equity, primarily from the exercise of employee stock options.
      We use cash for:

•	operations;

•	payments of taxes;

•	real estate development;

•	construction and homebuilding;

•	repurchases of our common stock;

•	payments of dividends;

•	repayments of debt; and

•	investments in joint ventures and acquisitions.
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

Cash Flows from Operating Activities
      Net cash (used in) provided by operations was $(29.0) million and $36.2 million in the first three months of 2005 and 2004, respectively. During such periods, expenditures relating to our Towns & Resorts development segment were $116.9 million and $97.4 million, respectively. Expenditures for operating properties in the first three months of 2005 and 2004 totaled $4.6 million and $3.7 million, respectively, and were made up of commercial property development and residential club and resort property development.
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
      While we do not believe that federal taxable income will exceed our net operating loss and other carryforwards for 2004, it is possible that we may be required to make a cash payment for federal income taxes for that year. For 2005, it is highly likely that we will be obligated to make cash payments of federal income taxes.

Cash Flows from Investing Activities
      Net cash used in investing activities in the first three months of 2005 was $29.1 million and included the purchases of 352 acres of property in Manatee County, Florida, for $18.0 million and 10,018 acres of land in southwest Georgia for $12.2 million, in tax-deferred like-kind exchanges. In April 2005, we purchased another 37,285 acres of land in southwest Georgia for $45.3 million, also in a tax-deferred like-kind exchange. In the first three months of 2004, net cash provided by investing activities was $0.4 million and included proceeds of $12.0 million for the sale of a commercial building and $2.8 million for the purchase of the remaining interests in two commercial buildings of which we already owned a majority interest.
      We have an equity investment in Arvida/ JMB Partners, L.P. As of March 31, 2005, the book value of this investment was $9.1 million, which reflected a reduction from the December 31, 2004 book value due to a $2.6 million distribution to JOE in February, 2005. The partnership is expected to make another distribution of cash this year which should further reduce the book value of this investment. The partnership completed the sale of its final homes and home sites in 2003 and has been in the process of winding up its business since that time. We expect the partnership to convert to a liquidating trust later in 2005. Pending final termination, the partnership will be required to retain funds in reserve to provide for its obligations, liabilities and current and possible future claims, which could potentially take several years to resolve. As a result, it is not clear when and if any of the cash remaining in the partnership after the expected 2005 distribution will be distributed. A charge against our remaining book value in the partnership is possible if and when estimates are made by the general partners relating to these potential future uses of cash in the partnership.

Cash Flows from Financing Activities
      Net cash provided by (used in) financing activities was $6.7 million and $(42.7) million in the first three months of 2005 and 2004, respectively.
      We have approximately $53.6 million of debt maturing in the remainder of 2005. For the full year ended December 31, 2005, we expect to spend $125 million to $175 million for the repurchase of shares, including surrendered shares, and dividend payments.
      We have a $250 million senior revolving credit facility (the “credit facility”), which matures on March 30, 2006 and can be used for general corporate purposes. During the first quarter of 2005, we borrowed $50.0 million on the credit facility, net of repayments. At March 31, 2005, the outstanding balance on the credit facility was $50.0 million. At December 31, 2004, there was no outstanding balance. The credit facility includes financial performance covenants relating to our leverage position, interest coverage and a minimum net worth requirement. The credit facility also has negative pledge restrictions. Management believes that we are currently in compliance with the covenants of the credit facility.
      We have issued senior notes (“senior notes’) in two private placements with aggregate principal amounts at issuance of $275.0 million. During the first quarter of 2005, one of the senior notes matured and we paid the principal amount of $18.0 million. The remaining balance on these notes at March 31, 2005 is $257.0 million. These senior notes include financial performance covenants relating to our leverage position, fixed charge coverage, and a minimum net worth requirement. Management believes that we are currently in compliance with the covenants of the senior notes.
      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In the first quarter of 2005, we paid $7.6 million in principal and $0.4 million in interest to one of the community development districts to pay off a portion of the CDD bonds. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $18.4 million and $26.4 million of this obligation as of March 31, 2005 and December 31, 2004, respectively.
      Through March 31, 2005, our Board of Directors had authorized a total of $800.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $111.2 million remained available at March 31, 2005. From the inception of the Stock Repurchase Program through March 31, 2005, we have repurchased from shareholders 25,463,611 shares. During the three month periods ended March 31, 2005 and 2004, we repurchased from shareholders 171,200 and 585,955 shares, respectively. Through March 31, 2005, a total of $688.8 million had been expended as part of the Stock Repurchase Program, including $12.3 million in the first three months of 2005 and $23.3 million in the first three months of 2004. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.
      Executives have surrendered a total of 2,097,697 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. For the three month periods ended March 31, 2005 and 2004, 61,203 shares worth $4.3 million and 91,205 shares worth $3.6 million, respectively, were surrendered by executives, of which $1.9 million and $1.7 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

Off-Balance Sheet Arrangements
      We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments
      There have been no material changes to our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2004, during the first three months of 2005, with the following exception:
      During the first quarter of 2005, we borrowed $50.0 million, net of repayments, on our credit facility. At March 31, 2005, the balance outstanding on the credit facility was $50.0 million with a weighted average interest rate of 3.6%. As of March 31, 2005, our total amount of debt outstanding was $444.8 million, of which $53.6 million is due in less than one year, and the total amount of interest to be paid on debt until maturity was $28.1 million, of which $3.0 million is due in less than one year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2004, during the first three months of 2005, with the exception of certain information set forth under the heading “Expected Contractual Maturities”, which is presented below.

	Expected Contractual Maturities
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

	$ In millions
Fixed rate	3.6	4.2	69.2	69.3	40.6	187.7	374.6	392.3
Wtd. Avg. Interest Rate	3.9%	6.4%	6.6%	7.3%	5.7%	6.3%	6.4%
Variable rate	50.0	—	1.2	16.8	2.2	—	70.2	70.2
Wtd. Avg. Interest Rate	3.6%	—	2.7%	3.1%	2.7%	—	3.4%

Item 4.	Controls and Procedures
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
      (b) Changes in Internal Controls. During the quarter ended March 31, 2005, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Part I, Item 1, Note 7, Contingencies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Issuer Purchases of Equity Securities

				(c)	(d)
				Total Number of	Maximum Dollar
				Shares Purchased	Amount that
	(a)		(b)	as Part of Publicly	May Yet Be
	Total Number		Average	Announced Plans	Purchased Under
	of Shares		Price Paid	or Programs	the Plans or
Period	Purchased		per Share	(1)	Programs

					(In thousands)
Month Ended January 31, 2005	17,000		$63.47	17,000	$122,419
Month Ended February 28, 2005	141,203	(2)	$72.18	80,000	$116,538
Month Ended March 31, 2005	74,200		$72.31	74,200	$111,169

(1)	For a description of our Stock Repurchase Program, see Part I, Item 2, “Liquidity and Capital Resources — Cash Flows from Financing Activities.”

(2)	Includes shares surrendered to the Company by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 61,203.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      Exhibits

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).

4.1	Registration Rights Agreement between the registrant and The Alfred I. duPont Testamentary Trust, dated December 16, 1997 (incorporated by reference to Exhibit 4.01 to the registrant’s Amendment No. 1 to the registration statement on Form S-3 (File No. 333-42397)).

4.2	Amendment No. 1 to the Registration Rights Agreement between The Alfred I. duPont Testamentary Trust and the registrant, dated January 26, 1998 (incorporated by reference to Exhibit 4.2 of the registrant’s registration statement on Form S-1 (File 333-89146)).

4.3	Amendment No. 2 to the Registration Rights Agreement between The Alfred I. duPont Testamentary Trust and the registrant, dated May 24, 2002 (incorporated by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-1 (File 333-89146)).

4.4	Amendment No. 3 to the Registration Rights Agreement between The Alfred I. duPont Testamentary Trust and the registrant dated September 5, 2003 (incorporated by reference to Exhibit 4.4 of the registrant’s registration statement on Form S-3 (File No. 333-108292)).

4.5	Amendment No. 4 to the Registration Rights Agreement between The Alfred I. duPont Testamentary Trust and the registrant dated December 30, 2003 (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-3 (File No. 333-111658)).

10.1	Severance Agreement between Wm. Britton Greene and the registrant, dated January 5, 2005 (incorporated by reference to Exhibit 10.26 of the registrant’s annual report on Form 10-K for the year ended December 31, 2004).

10.2	Summary of Non-Employee Director Compensation (incorporated by reference to the registrant’s Current Report on Form 8-K dated January 5, 2005).

10.3	Form of Non-Employee Director Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 5, 2005).

10.4	Form of 2005 Director Investment Election Form (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 5, 2005).

10.5	Summary of 2005 Executive Officer Salaries (incorporated by reference to the information set forth under the caption “Approval of 2005 Base Salaries” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).

10.6	Summary of the 2005 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Approval of the 2005 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).

10.7	Summary of Awards to Executive Officers Under the 2004 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Awards Under the 2004 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).

10.8	Severance Agreement between Anthony M. Corriggio and the registrant, dated March 14, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 18, 2005).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: May 10, 2005	/s/ Anthony M. Corriggio --------------------------------------------------- Anthony M. Corriggio Chief Financial Officer

Date: May 10, 2005	/s/ Michael N. Regan --------------------------------------------------- Michael N. Regan Senior Vice President — Finance and Planning (Principal Accounting Officer)