Form 10-Q
period 2005-06-30
ST JOE CO
filed 2005-08-08
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      As of August 2, 2005, there were 103,648,483 shares of common stock, no par value, issued and 75,697,113 outstanding, with 27,951,370 shares of treasury stock.

THE ST. JOE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2005	2004

ASSETS
Investment in real estate	$1,005,027	$942,630
Cash and cash equivalents	22,597	94,816
Accounts receivable, net	139,010	89,813
Prepaid pension asset	95,879	94,079
Property, plant and equipment, net	42,784	33,562
Goodwill, net	51,674	51,679
Other intangible assets, net	42,052	47,415
Other assets	65,054	49,635
Assets held for sale	16,641	—

	$1,480,718	$1,403,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$435,037	$421,110
Accounts payable	96,913	76,916
Accrued liabilities	132,114	135,425
Deferred income taxes	285,933	264,374
Liabilities of assets held for sale	10,056	—

Total liabilities	960,053	897,825
Minority interest in consolidated subsidiaries	15,278	10,393
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 103,635,211 and 103,123,017 issued at June 30, 2005 and December 31, 2004, respectively	285,745	263,044
Retained earnings	1,025,898	994,172
Restricted stock deferred compensation	(16,859)	(19,649)
Treasury stock at cost, 27,867,070 and 27,229,767 shares held at June 30, 2005 and December 31, 2004, respectively	(789,397)	(742,156)

Total stockholders’ equity	505,387	495,411

	$1,480,718	$1,403,629

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Real estate sales	$228,349	$177,619	$386,878	$313,313
Realty revenues	26,036	23,775	51,534	42,849
Timber sales	7,565	9,201	15,603	19,076
Rental revenues	12,638	9,760	24,898	19,224
Other revenues	14,055	12,190	22,230	19,622

Total revenues	288,643	232,545	501,143	414,084

Expenses:
Cost of real estate sales	142,227	114,067	247,074	204,599
Cost of realty revenues	17,517	15,523	35,400	26,215
Cost of timber sales	4,914	5,731	10,121	11,756
Cost of rental revenues	4,931	3,573	9,428	7,432
Cost of other revenues	11,818	9,989	19,837	16,515
Other operating expenses	25,984	25,358	50,037	49,327
Corporate expense, net	11,990	9,451	23,927	18,616
Depreciation and amortization	10,427	8,353	20,789	16,780
Impairment losses	—	1,994	—	1,994

Total expenses	229,808	194,039	416,613	353,234

Operating profit	58,835	38,506	84,530	60,850

Other income (expense):
Investment income, net	339	89	647	200
Interest expense	(4,181)	(2,919)	(7,318)	(5,851)
Other, net	970	564	1,953	1,256

Total other income (expense)	(2,872)	(2,266)	(4,718)	(4,395)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	55,963	36,240	79,812	56,455
Equity in income of unconsolidated affiliates	5,521	931	7,425	1,639
Income tax expense	22,404	14,209	31,877	22,276

Income from continuing operations before minority interest	39,080	22,962	55,360	35,818
Minority interest	1,166	397	2,034	480

Income from continuing operations	37,914	22,565	53,326	35,338

Discontinued operations:
Income from discontinued operations (net of income taxes of $111 and $222, respectively)	—	184	—	371

Total income from discontinued operations	—	184	—	371

Net income	$37,914	$22,749	$53,326	$35,709

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.50	$0.30	$0.71	$0.47
Earnings from discontinued operations	—	—	—	—

Net income	$0.50	$0.30	$0.71	$0.47

Diluted
Income from continuing operations	$0.50	$0.30	$0.70	$0.46
Earnings from discontinued operations	—	—	—	—

Net income	$0.50	$0.30	$0.70	$0.46

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

	Common Stock			Restricted Stock
			Retained	Deferred	Treasury
	Outstanding Shares	Amount	Earnings	Compensation	Stock	Total

Balance at December 31, 2004	75,893,250	$263,044	$994,172	$(19,649)	$(742,156)	$495,411
Comprehensive income:
Net income	—	—	53,326	—	—	53,326

Total comprehensive income	—	—	—	—	—	53,326

Issuances of restricted stock	41,744	3,011	—	(3,011)	—	—
Forfeitures of restricted stock	(18,141)	(848)	—	848	—	—
Dividends ($0.28 per share) and other distributions	—	—	(21,600)	—	—	(21,600)
Issuances of common stock	488,591	11,584	—	—	—	11,584
Tax benefit on exercises of stock options	—	8,954	—	—	—	8,954
Amortization of restricted stock deferred compensation	—	—	—	4,953	—	4,953
Purchases of treasury shares	(637,303)	—	—	—	(47,241)	(47,241)

Balance at June 30, 2005	75,768,141	$285,745	$1,025,898	$(16,859)	$(789,397)	$505,387

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$53,326	$35,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,789	18,246
Deferred compensation	4,953	3,035
Minority interest in income	2,034	480
Equity in income of unconsolidated joint ventures	(7,425)	(1,639)
Deferred income tax expense	9,386	8,256
Impairment loss	—	1,994
Tax benefit on exercise of stock options	8,954	15,240
Cost of operating properties sold	246,430	189,068
Expenditures for operating properties	(257,147)	(230,239)
Changes in operating assets and liabilities:
Accounts receivable	(51,106)	18,877
Other assets	(19,701)	(24,433)
Accounts payable and accrued liabilities	16,791	13,923
Income taxes payable	9,053	(1,716)
Cash of discontinued operations	—	(696)

Net cash provided by operating activities	$36,337	$46,105

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,728)	(6,411)
Purchases of investments in real estate	(77,282)	(31,020)
Investments in joint ventures and purchase business acquisitions	5	631
Proceeds from dispositions of assets	8	11,848
Distributions from unconsolidated affiliates	15,341	2,000
Distributions from affiliates	2,860	—

Net cash used in investing activities	$(73,796)	$(22,952)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	50,000	(40,000)
Proceeds from other long-term debt	1,350	118,208
Repayments of other long-term debt	(30,727)	(46,651)
Proceeds from exercises of stock options	9,152	8,230
Dividends paid to stockholders and other distributions	(21,609)	(18,460)
Treasury stock purchases	(42,926)	(31,086)

Net cash used in financing activities	$(34,760)	$(9,759)

Net (decrease) increase in cash and cash equivalents	(72,219)	13,394
Cash and cash equivalents at beginning of period	94,816	57,403

Cash and cash equivalents at end of period	$22,597	$70,797

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 and cash flows for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the three months or six months ended June 30, 2005 and 2004. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At June 30, 2005, the carrying amount of the minority interest in Artisan Park was $15.2 million and its fair value was $23.1 million. The Company has no other material financial instruments that are affected currently by FAS 150.

Stock-Based Compensation
      In April 2005, the Securities and Exchange Commission (“SEC”) adopted a final rule regarding the compliance date for FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), for public companies. The new rule changes the required date of implementation to the beginning of the first full fiscal year beginning after June 15, 2005. As a result, the Company plans to adopt FAS 123(R) as of January 1, 2006. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required previously and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. Upon implementation of FAS 123(R), the Company will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the compliance date and the cost of stock options granted to employees after the compliance date based on the fair value of the stock options at grant date.
      For periods ending prior to January 1, 2006, as permitted by existing accounting standards, the Company has elected to not recognize compensation cost for stock options in its consolidated financial statements and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instead to provide pro forma disclosure of stock-based compensation. Had the Company determined compensation costs based on the fair value at the grant date for its stock options, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income:
Net income as reported	$37,914	$22,749	$53,326	$35,709
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,238	927	2,431	1,897
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,967)	(2,042)	(3,886)	(4,184)

Net income — pro forma	$37,185	$21,634	$51,871	$33,422

Per share — Basic:
Earnings per share as reported	$0.50	$0.30	$0.71	$0.47
Earnings per share — pro forma	$0.50	$0.29	$0.69	$0.44
Per share — Diluted:
Earnings per share as reported	$0.50	$0.30	$0.70	$0.46
Earnings per share — pro forma	$0.49	$0.28	$0.68	$0.44

Earnings Per Share
      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 826,243 and 1,118,203 shares of common stock in the three months ended June 30, 2005 and 2004, respectively, and that 566,626 and 225,434 shares of unvested restricted stock were issued in the three months ended June 30, 2005 and 2004, respectively, each net of assumed repurchases using the treasury stock method. Diluted EPS assumes weighted average options have been exercised to purchase 920,807 and 1,454,839 shares of common stock in the six months ended June 30, 2005 and 2004, and that 547,123 and 112,717 shares of unvested restricted stock were issued in the six months ended June 20, 2005 and 2004, respectively, each net of assumed repurchases using the treasury stock method.
      From August 1998 through June 30, 2005, the Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which approximately $719.4 million had been expended through June 30, 2005. From the inception of the Stock Repurchase Program to June 30, 2005, the Company repurchased from shareholders 25,868,511 shares. During the six months ended June 30, 2005 and 2004, the Company repurchased from shareholders 576,100 and 784,775 shares, respectively.
      Executives have surrendered a total of 2,097,697 shares of Company stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock, including 61,203 and 777,228 shares surrendered by executives in the six month periods ended June 30, 2005 and 2004, respectively.
      Shares of Company stock issued upon the exercise of stock options for the six month periods ended June 30, 2005 and 2004 were 488,591 shares and 1,660,128 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average basic and diluted shares (taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased) for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Basic	75,109,219	75,351,505	75,133,856	75,645,560
Diluted	76,502,088	76,695,142	76,601,786	77,213,116

Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Supplemental Cash Flow Information
      The Company paid $14.1 million and $10.5 million for interest in the first six months of 2005 and 2004, respectively. The Company paid state income taxes, net of refunds, of $5.1 million and $2.1 million, in the first six months of 2005 and 2004, respectively. The Company capitalized interest expense of $6.1 million and $4.1 million during the first six months of 2005 and 2004, respectively.
      The Company’s non-cash activities included the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options, the tax benefit on exercises of stock options, the execution of a note receivable in payment for the sale of an interest in an unconsolidated affiliate, and the execution of a debt agreement in payment for an interest in another unconsolidated affiliate. During the six months ended June 30, 2005 and 2004, executives surrendered Company stock worth $4.3 million and $17.4 million, respectively, as payment for strike prices of stock options. During the six months ended June 30, 2005 and 2004, the Company recorded tax benefits on the exercises of stock options of $9.0 million and $15.2 million, respectively. In addition, during the first six months of 2005, the Company received a note receivable in the amount of $9.4 million in payment for the sale of its interest in an unconsolidated affiliate. During the first six months of 2004, the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in another unconsolidated affiliate.
      Cash flows related to assets ultimately planned to be sold include Towns & Resorts development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberlands, and land and buildings developed by the Company and used for commercial rental purposes and are included in operating activities on the statements of cash flows. The Company’s assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows are included in investing activities on the statements of cash flows. Distributions from unconsolidated affiliates are included in investing activities.

Recent Accounting Pronouncement
      In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-5”) In addition, the FASB has issued final FASB Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in Issue No. 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/ or (b) substantive participating rights. The consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating the effect of this consensus on its consolidation policies.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”), which requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statement applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. FAS 154 is effective for the Company beginning January 1, 2006, with earlier application allowed. The Company plans to adopt FAS 154 as of January 1, 2006 and does not expect FAS 154 to have a material effect on its current financial position or results of operations.

3.	Investment in Real Estate
      Real estate investments by segment include the following (in thousands):

	June 30, 2005	December 31, 2004

Operating property:
Towns & Resorts development	$77,794	$76,644
Commercial real estate development and services	12,774	12,538
Land sales	955	1,095
Forestry	75,133	77,431
Other	61	164

Total operating property	166,717	167,872

Development property:
Towns & Resorts development	363,219	323,855
Commercial real estate development and services	53,430	64,403
Land sales	8,419	9,316

Total development property	425,068	397,574

Investment property:
Towns & Resorts development	25,440	7,394
Commercial real estate development and services	337,764	356,003
Land sales	260	182
Forestry	59,316	973
Other	6,788	6,480

Total investment property	429,568	371,032

Investment in unconsolidated affiliates:
Towns & Resorts development	23,688	29,461
Commercial real estate development and services	—	11,579

Total investment in unconsolidated affiliates	23,688	41,040

Total real estate investments	1,045,041	977,518
Less: Accumulated depreciation	40,014	34,888

Net real estate investments	$1,005,027	$942,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Included in assets held for sale is a $15.7 million building previously included in investment property.
      Depreciation expense reported on real estate was $8.1 million and $7.1 million in the six months ended June 30, 2005 and 2004, respectively.

4.	Debt
      Debt consists of the following (in thousands):

	June 30, 2005	December 31, 2004

Medium-term notes	$257,000	$275,000
Debt secured by certain commercial and residential property	113,068	129,835
Senior revolving credit agreement	50,000	—
Various secured and unsecured notes payable	14,969	16,275

Total debt	$435,037	$421,110

      The aggregate maturities of debt subsequent to June 30, 2005 are as follows (in millions):

2005	$52.5
2006	6.3
2007	69.7
2008	76.5
2009	44.0
Thereafter	186.0

Total	435.0

      At June 30, 2005, the Company was in compliance with financial covenants contained in the medium-term notes and the senior revolving credit agreement, including maximum debt ratios and minimum fixed charge coverage and net worth requirements.
      On July 22, 2005, the Company closed on a new four-year $250 million senior revolving credit facility (the “New Credit Facility”) that replaced the $250 million senior revolving credit facility, which was to expire on March 30, 2006. The New Credit Facility, which expires on July 21, 2009, bears interest based on leverage levels at one-month LIBOR plus a margin in the range of 0.4% to 1.0% (currently 0.5% ). The New Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Employee Benefit Plans
      A summary of the net periodic pension credit follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Service cost	$1,090	$1,200	$2,180	$2,400
Interest cost	1,660	2,100	3,320	4,200
Expected return on assets	(3,802)	(4,900)	(7,604)	(9,800)
Prior service costs	152	200	304	400

Total pension credit	$(900)	$(1,400)	$(1,800)	$(2,800)

6.	Segment Information
      The Company conducts primarily all of its business in four reportable operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry. The Towns & Resorts development segment develops and sells housing units and home sites and manages residential communities. The commercial real estate development and services segment owns, leases, and manages commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land and develops home sites primarily within rural settings from the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.
      The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which we believe accurately represents current performance measures. We have presented prior period segments consistent with the current performance measure.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating Revenues:
Towns & Resorts development	$205,254	$170,999	$342,417	$276,663
Commercial real estate development and services	52,218	38,357	101,734	81,637
Land sales	23,617	13,996	41,424	36,731
Forestry	7,554	9,193	15,568	19,053

Total revenues	$288,643	$232,545	$501,143	$414,084

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest:
Towns & Resorts development	$50,851	$34,357	$73,929	$43,438
Commercial real estate development and services	2,562	990	3,007	2,124
Land sales	16,309	10,359	28,450	29,175
Forestry	1,552	2,398	3,568	5,092
Other	(15,311)	(11,864)	(29,142)	(23,374)

Consolidated income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$55,963	$36,240	$79,812	$56,455

	June 30, 2005	December 31, 2004

Total Assets:
Towns & Resorts development	$682,884	$584,256
Commercial real estate development and services	493,451	534,113
Land sales	12,793	32,150
Forestry	147,094	90,169
Corporate	144,496	162,941

Total assets	$1,480,718	$1,403,629

7.	Contingencies
      The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
      The Company has retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.
      At June 30, 2005, the Company was party to surety bonds and standby letters of credit in the amounts of $50.0 million and $12.3 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is subject to costs arising out of environmental laws and regulations that include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals will be reviewed and adjusted, if necessary, as additional information becomes available.
      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds, plus accrued interest of $0.8 million, remain in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. In addition, approximately $1.7 million is being held in escrow representing the value of the land subject to remediation. Remediation was substantially completed in 2003. The Company expects remaining remediation to be completed and the amounts held in escrow to be released to the Company in late 2005 or early 2006.
      The Company is currently a party to, or involved in, legal proceedings directed at the cleanup of various sites. The Company is also involved in regulatory proceedings related to its former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability. Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.1 million as of June 30, 2005 and December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The St. Joe Company is one of Florida’s largest real estate operating companies. We believe we have one of the largest inventories of private land suitable for development in the State of Florida, with a very low cost basis. The majority of our land is located in Northwest Florida. In order to optimize the value of our core real estate assets in Northwest Florida, our strategic plan calls for us to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets, most of which are currently managed as timberland, through the entitlement, development, and subsequent sale of residential and commercial parcels, home sites, and homes, or through the direct sale of unimproved land. In addition, we reinvest the proceeds of qualifying asset sales into like-kind properties under our tax deferral strategy which has enabled us to create a significant portfolio of commercial rental properties. We also provide commercial real estate services, including brokerage, property management and construction management for Company-owned assets as well as for third parties.
      We have four operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry.
      Our Towns & Resorts development segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of developed home sites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our Towns & Resorts developments; and

•	management fees.
      Our commercial real estate development and services segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us;

•	the sale of developed and undeveloped land for retail, apartment, office, and industrial properties;

•	realty revenues, consisting of property and asset management fees, construction revenues and lease and sales brokerage commissions; and

•	investments in limited partnerships and joint ventures.
      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed home sites primarily within rural settings.
      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of cypress lumber and mulch.
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
Forward-Looking Statements
      This report includes forward-looking statements, particularly in the Management’s Discussion and Analysis Section, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

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
      Forward-looking statements are not guarantees of future performance. You are cautioned not to place undue reliance on any of these forward-looking statements. These statements are made as of the date hereof based on current expectations, and we undertake no obligation to update the information contained in this report. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.
      Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Important factors that could cause actual results to differ materially from those in a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2004, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeast United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including demographic migration of Baby Boomers;

•	whether our developments receive all land-use entitlements and other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on approvals of the local airport authority and the Federal Aviation Administration, various permits, and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	weather conditions or natural disasters and the impact on future demand in Florida;

•	changes in insurance rates and deductibles for property in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.
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

      The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in these policies during the first six months of 2005.
Recently Issued Accounting Standards
      In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-5”) In addition, the FASB has issued final FASB Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in Issue No. 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/ or (b) substantive participating rights. The consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We are currently evaluating the effect of this consensus on our consolidation policies.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”), which requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statements applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. FAS 154 is effective for us beginning January 1, 2006, with earlier application allowed. We plan to adopt FAS 154 as of January 1, 2006 and do not expect FAS 154 to have a material effect on our current financial position or results of operations.
      In April 2005, the Securities and Exchange Commission (“SEC”) adopted a final rule regarding the compliance date for Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), for public companies. The new rule changes the required date of compliance to the beginning of the first full fiscal year beginning after June 15, 2005. As a result, we plan to adopt FAS 123(R) as of January 1, 2006. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required previously and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. Upon implementation of FAS 123(R), we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the compliance date and the cost of stock options granted to employees after the compliance date based on the fair value of the stock options at grant date.
Results of Operations
      Net income for the second quarter of 2005 was $37.9 million, or $0.50 per diluted share, compared with $22.7 million, or $0.30 per diluted share, for the second quarter of 2004. Net income for the first six months of 2005 was $53.3 million, or $0.70 per diluted share, compared with $35.7 million, or $0.46 per diluted share, for the first six months of 2004.
      We report revenues from our four operating segments: Towns & Resorts development, commercial real estate development and services, land sales, and forestry. Real estate sales are generated from sales of housing units and developed home sites in our Towns & Resorts development segment, developed and undeveloped land and in-service buildings that are not reported as discontinued operations in our commercial real estate development and services segment, and parcels of undeveloped land and developed home sites in rural settings in our land sales segment. Realty revenues, consisting of property and asset management fees, construction revenues, and lease and sales commissions, are generated from the commercial real estate development and services segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate development and services segment. Other revenues are primarily club operations and management and brokerage fees from the Towns & Resorts development segment.
Consolidated Results
      Revenues and expenses. The following table sets forth a comparison of the revenues and expenses for the three–month and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	Difference	% Change	2005	2004	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$228.3	$177.6	$50.7	29%	$386.9	$313.3	$73.6	23%
Realty	26.0	23.8	2.2	9	51.5	42.8	8.7	20
Timber sales	7.6	9.2	(1.6)	(17)	15.6	19.1	(3.5)	(18)
Rental	12.6	9.7	2.9	30	24.9	19.2	5.7	30
Other	14.1	12.2	1.9	16	22.2	19.6	2.6	13

Total	288.6	232.5	56.1	24	501.1	414.0	87.1	21

Expenses:
Cost of real estate sales	142.2	114.1	28.1	25	247.1	204.6	42.5	21
Cost of realty revenues	17.5	15.5	2.0	13	35.4	26.2	9.2	35
Cost of timber sales	4.9	5.7	(0.8)	(14)	10.1	11.8	(1.7)	(14)
Cost of rental revenues	4.9	3.6	1.3	36	9.4	7.4	2.0	27
Cost of other revenues	11.8	10.0	1.8	18	19.8	16.5	3.3	20
Other operating expenses	26.0	25.4	0.6	2	50.0	49.3	0.7	1

Total	$207.3	$174.3	$33.0	19%	$371.8	$315.8	$56.0	18%

      The increases in revenues from real estate sales and cost of real estate sales for the three and six-month periods ended June 30, 2005 compared to 2004 were in each case primarily due to increased revenues in the Towns & Resorts development segment and land sales in the commercial real estate development services segment, partially offset by the sale of a commercial building in the first quarter of 2004. The increases in realty revenues and cost of realty revenues were in each case due to an increase in construction activity at Advantis, our commercial real estate services subsidiary, which was partially offset by a decrease in brokerage activity for the six-month periods. The increases in rental revenues and cost of rental revenues were in each case primarily due to the operations of commercial buildings purchased since June 30, 2004 in the commercial real estate development and services segment. Timber revenue decreased primarily due to a reduction in pricing and volume harvested from Company-owned lands. Cost of timber revenues decreased primarily due to a decrease in cut and haul expenses. Other revenues and cost of other revenues increased primarily due to increases in leisure and resort activity. For further discussion of revenues and expenses, see Segment Results below.
      Corporate expense. Corporate expense, representing corporate general and administrative expenses, increased $2.5 million, or 26%, to $12.0 million in the second quarter of 2005, from $9.5 million in the second quarter of 2004. The increase was primarily due to an increase in compensation related costs. Corporate expense increased $5.3 million, or 28%, to $23.9 million in the first six months of 2005, from $18.6 million in the first six months of 2004. The increase was primarily due to increases in compensation related costs and other corporate expenses.
      Depreciation and amortization. Depreciation and amortization increased $2.0 million, or 24%, to $10.4 million in the second quarter of 2005, compared to $8.4 million in the second quarter of 2004, and

$4.0 million, or 24%, to $20.8 million in the first six months of 2005, compared to $16.8 million in the first six months of 2004. The increases were in each case primarily due to increases in the commercial real estate development and services segment. This segment reported increases in depreciation expense of $0.7 million and $1.7 million for the three-month and six-month periods ended June 30, 2005 compared to the same periods of the prior year, primarily due to additional investments in commercial investment property and property, plant and equipment. This segment reported increases in amortization expense of $1.3 million and $2.2 million for the three-month and six-month periods ended June 30, 2005 compared to the same periods of the prior year, primarily due to an increase in intangible assets associated with our commercial operating properties.
      Other income (expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets and other income. Other income (expense) was $(2.9) million and $(2.3) million in the three-month periods ended June 30, 2005 and 2004, respectively. Other income (expense) was $(4.7) million and $(4.4) million in the six-month periods ended June 30, 2005 and 2004, respectively. Interest expense increased to $4.1 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004 and to $7.3 million in the first six months of 2005 from $5.9 million in the first six months of 2004, primarily due to increases in average borrowings in the 2005 periods compared to the 2004 periods.
      Equity in income (loss) of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income (loss) of unconsolidated affiliates totaled $5.5 million and $0.9 million in the three-month periods ended June 30, 2005 and 2004, respectively. Equity in income (loss) of unconsolidated affiliates totaled $7.4 million and $1.6 million in the six-month periods ended June 30, 2005 and 2004, respectively.
      The Towns & Resorts development segment recorded equity in the income of unconsolidated affiliates of $3.1 million for the second quarter of 2005, compared to $1.0 million for the second quarter of 2004 and $5.0 million for the first six months of 2005, compared to $2.0 million for the first six months of 2004. The increases were primarily due to an increase in closings and increased pricing at Rivercrest and Paseos, two 50% owned unconsolidated affiliates.
      The commercial real estate development and services segment recorded equity in the income (loss) of unconsolidated affiliates of $2.4 million in the second quarter of 2005, compared to $(0.1) million in the second quarter of 2004, and $2.4 million in the first six months of 2005, compared to $(0.4) million in the first six months of 2004. In the second quarter of 2005, this segment reported equity in income of $2.2 million from Deerfield Commons I, LLC, and $0.2 million from Deerfield Park, LLC, resulting from the gains on the sale of the building and the sale of the final parcel of land, respectively, of these two affiliates. On June 24, 2005, the Company sold its 50% interest in Codina Group, Inc. at book value.
      Income tax expense. Income tax expense totaled $22.4 million and $14.2 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $31.9 million and $22.3 million for the six-month periods ended June 30, 2005 and 2004, respectively. Our effective tax rates were 37.1% and 38.6% for the three-month periods ended June 30, 2005 and 2004, respectively, and 37.4% and 38.7% for the six-month periods ended June 30, 2004. The decreases in the effective tax rates were in each case primarily due to a change in the tax law which allows a deduction for domestic manufacturing costs, including construction, beginning in 2005.
Segment Results

Towns & Resorts Development.
      Our Towns & Resorts development segment develops large-scale, mixed-use communities primarily on land we have owned for a long period of time. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capital, and significant Gulf of Mexico beach frontage and waterfront properties, which we believe are suited for primary housing, resort and second-home communities. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy

Burbank”), a wholly owned subsidiary. The table below sets forth the results of operations of our Towns & Resorts development segment for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

		(In millions)
Revenues:
Real estate sales	$190.9	$158.9	$319.9	$257.3
Rental revenues	0.5	0.3	0.7	0.5
Other revenues	13.9	11.8	21.8	18.9

Total revenues	205.3	171.0	342.4	276.7

Expenses:
Cost of real estate sales	128.0	110.3	221.3	186.6
Cost of rental revenues	0.5	0.1	0.7	0.5
Cost of other revenues	11.5	9.6	19.1	16.0
Other operating expenses	12.2	12.1	22.7	23.1
Depreciation and amortization	2.4	2.4	4.8	4.9
Impairment loss	—	2.0	—	2.0

Total expenses	154.6	136.5	268.6	233.1

Other income (expense)	0.2	(0.1)	0.2	(0.1)

Pretax income from continuing operations	$50.9	$34.4	$74.0	$43.5

Northwest Florida
      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are building single-family and multi-family residences and selling developed home sites in WaterColor. The community is planned to include approximately 1,140 units, including a private residence club (“PRC”) with fractional ownership. Amenities include a beach club, a tennis center, a boat house, a restaurant on an inland freshwater lake, a 60-room inn and restaurant and commercial space and parks. From WaterColor’s inception through June 30, 2005, total contracts accepted or closed totaled 846 homes and home sites and 88 PRC interests. Each PRC interest is treated as one-eighth of a unit.
      WaterSound Beach, located approximately five miles east of WaterColor and situated on approximately 256 acres, includes over one mile of beachfront on the Gulf of Mexico. This community is currently entitled to include 511 units. From WaterSound Beach’s inception through June 30, 2005, contracts for 397 units were accepted or closed.
      WaterSound West Beach, located over one half mile west of WaterSound Beach on the beach side of County Road 30A, is being designed as a gated, high-end community with 199 single-family home sites on approximately 62 acres. Reservations were accepted on July 19 for each of the first 12 home sites released; contracts on these sites are expected to close in the third quarter of 2005.
      Infrastructure development continued during the second quarter at WaterSound, a resort community located approximately three miles from WaterSound Beach. WaterSound is set between U.S. Highway 98 and the Intracoastal Waterway in Walton County. On June 7, the Walton County Board of County Commissioners approved a Development of Regional Impact (“DRI”) for WaterSound, with a proposed 1,330 units of mixed-use development on approximately 1,402 acres owned by the Company. Walton County had previously approved a preliminary development agreement of 478 of the planned units. The DRI includes an additional 596 single-family units, 256 multi-family units, retail and office space. Final approval of the DRI is subject to a 45-day review by the Florida Department of Community Affairs. Certain other regulatory and environmental permits are required.
      Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. As of June 30, 2005, there were 375 units sold or under contract.

      Hawks Landing is a primary home community in Lynn Haven, in Bay County, Florida on approximately 88 acres. We plan to develop and sell 167 home sites at Hawks Landing to local and national home builders. As of June 30, 2005, there were 83 units under contract.
      At WindMark Beach, construction began on the next phase, presently planned for 1,552 units along more than 15,000 feet of beachfront near the town of Port St. Joe. Construction also started on the realignment of a 3.5-mile segment of U.S. 98 within WindMark Beach. Plans provide for a 3.5 mile public beachfront trail to be constructed on the existing roadbed once the road has been relocated away from the beach. Five retail home sites and one beachfront home remain to be sold of the 110 units in the first 80-acre phase, none of which have been offered for sale. From WindMark Beach’s inception through June 30, 2005, contracts for 104 home sites were accepted or closed.
      Bridgeport is a primary neighborhood in Port St. Joe designed to provide this market with additional housing choices at moderate prices for local working families. A local builder will deliver finished homes to customers. Bridgeport plans consist of 37 units on 15 acres. Contracts for 15 home sites have been accepted or closed as of June 30, 2005.
      Present plans for SouthWood, which is situated on approximately 3,370 acres in southeast Tallahassee, include approximately 4,770 residential units and a traditional town center with restaurants, entertainment facilities, retail shops, and offices. From SouthWood’s inception through June 30, 2005, contracts for 1,492 units were accepted or closed.
      Present plans for SummerCamp call for a 499-unit development on 762 acres located approximately 45 miles south of Tallahassee in Franklin County on the Gulf of Mexico. Construction is expected to start in the third quarter on 52 previously released and reserved home sites with closings expected later in the year.

Northeast Florida
      Environmental permitting and predevelopment planning continue at RiverTown, which is planned for 4,500 units on 4,170 acres located in St. Johns County, south of Jacksonville, Florida. Sales are currently scheduled to start in 2006.
      St. Johns Golf & Country Club is a primary residential community located on approximately 820 acres we acquired in St. Johns Country, Florida. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. From its inception through June 30, 2005, contracts for 730 units were accepted or closed.

Central Florida
      Victoria Park is situated on 1,859 acres we acquired in Deland between Daytona Beach and Orlando. Plans include approximately 4,200 single and multi-family residences built among parks, lakes and conservation areas. During the second quarter, Victoria Park opened a Southern Living Idea House that is featured in the magazine’s August issue. From Victoria Park’s inception through June 30, 2005, contracts for 874 units were accepted or closed.
      Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired. Current plans include approximately 616 units. From Artisan Park’s inception through June 30, 2005, contracts for 419 units were accepted or closed.
      The Company manages and owns 50% of the joint ventures developing Rivercrest and Paseos, two primary residential communities. During the second quarter, sales were substantially completed at Rivercrest, with 1,378 units sold or under contract of the 1,382-unit primary residential community located near Tampa. Paseos is a 325-unit primary residential community situated on 175 acres in Jupiter. At June 30, 2005, two units remained for sale at Paseos.

Southwest Florida
      Predevelopment work continued during the second quarter on Perico Island, located in the City of Bradenton in Manatee County. Entitled for 686 residential units on 352 acres, it is being designed as a high-end community. Construction and sales are expected to begin in 2006.

Three Months Ended June 30
      Real estate sales include sales of homes and home sites and sales of land. Cost of real estate sales for homes and home sites includes direct costs, selling costs and other indirect costs. In the second quarter of 2005, the components of cost of real estate sales for homes and home sites were $108.1 million in direct costs, $9.1 million in selling costs, and $10.8 million in other indirect costs. In the second quarter of 2004, the components of cost of real estate sales were $90.9 million in direct costs, $7.9 million in selling costs, and $11.4 million in other indirect costs. The overall increase in real estate sales and cost of sales was primarily due to increases in average selling prices and volume for home sites at WaterSound Beach and several other communities and results from multi-family home sales at Artisan Park, partially offset by a decrease in the number of home sites sold at WaterColor.
      Sales of homes in the second quarter of 2005 totaled $138.2 million, with related costs of sales of $115.8 million, resulting in a gross profit percentage of 16%, compared to sales of homes in the second quarter of 2004 of $113.7 million, with cost of sales of $97.0 million, resulting in a gross profit percentage of 15%. The increase in gross profit percentage was primarily due to higher average prices on single-family homes at several communities and results from multi-family home sales at Artisan Park.
      Cost of real estate sales for homes in the second quarter of 2005 consisted of $98.7 million in direct costs, $7.4 million in selling costs, and $9.7 million in indirect costs. Cost of real estate sales for homes in the second quarter of 2004 consisted of $81.1 million in direct costs, $5.8 million in selling costs, and $10.1 million in indirect costs.
      Sales of home sites in the second quarter of 2005 totaled $52.7 million, with related cost of sales of $12.2 million, resulting in a gross profit percentage of 77%, compared to sales of home sites in the second quarter of 2004 of $44.8 million, with related cost of sales of $13.2 million, resulting in a gross profit percentage of 71%. The increase in gross profit percentage was primarily due to increased prices at WaterSound Beach and several other communities.
      Cost of real estate sales for home sites in the second quarter of 2005 consisted of $9.4 million in direct costs, $1.7 million in selling costs, and $1.1 million in indirect costs. Cost of real estate sales for home sites in the second quarter of 2004 consisted of $9.8 million in direct costs, $2.1 million in selling costs, and $1.3 million in indirect costs.
      The following table sets forth home and home site sales activity by individual developments, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	St. Joe Towns & Resorts Sales Activity

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Single-family homes	2	$1.5	$1.1	$0.4	2	$2.1	$1.8	$0.3
Private Residence Club	—	—	—	—	—	4.3	2.3	2.0
Home sites	36	19.4	4.4	15.0	47	26.8	8.3	18.5
WaterSound Beach:
Multi-family homes	—	7.4	4.7	2.7	—	11.1	6.9	4.2
Home sites	24	24.4	3.4	21.0	18	10.9	2.5	8.4

	St. Joe Towns & Resorts Sales Activity

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Bay County:
The Hammocks:
Single-family homes	15	3.1	2.8	0.3	6	1.0	0.9	0.1
Townhomes	4	0.5	0.4	0.1	4	0.4	0.4	—
Home sites	—	—	—	—	38	1.4	0.7	0.7
Palmetto Trace:
Single-family homes	13	3.3	2.5	0.8	13	2.3	2.1	0.2
Townhomes	18	2.5	2.1	0.4	12	1.5	1.3	0.2
Summerwood:
Single-family homes	—	—	—	—	—	—	1.7	(1.7)
Leon County:
SouthWood:
Single-family homes	46	12.8	10.8	2.0	32	8.0	6.8	1.2
Townhomes	12	2.2	1.9	0.3	2	0.4	0.3	0.1
Home sites	22	2.9	1.7	1.2	4	0.5	0.2	0.3
Gulf County:
Windmark Beach:
Home sites	—	—	—	—	3	3.1	0.5	2.6
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Single-family homes	39	15.7	12.3	3.4	28	10.2	8.2	2.0
Home sites	12	0.8	0.3	0.5	7	0.8	0.3	0.5
Duval County:
James Island:
Single-family homes	2	1.1	1.0	0.1	6	2.3	2.2	0.1
Hampton Park:
Single-family homes	2	0.9	0.7	0.2	21	6.7	6.0	0.7
Central Florida:
Osceola County:
Artisan Park:
Single-family homes	18	7.8	6.7	1.1	12	5.5	3.8	1.7
Multi-family homes	—	12.7	10.0	2.7	—	—	—	—
Home sites	5	2.3	1.0	1.3	3	0.5	0.3	0.2
Volusia County:
Victoria Park:
Single-family homes	87	23.5	19.8	3.7	52	11.5	9.9	1.6
Home sites	21	2.9	1.4	1.5	10	0.8	0.4	0.4
North and South Carolina:
Saussy Burbank:
Single-family homes	175	43.2	39.0	4.2	220	46.4	42.4	4.0

Total	553	$190.9	$128.0	$62.9	540	$158.5	$110.2	$48.3

      Revenue and cost of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage of completion method of accounting if specific criteria are met. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family unit or a PRC unit, percentage of completion accounting is not utilized. Instead, full accrual accounting criteria is used, which generally recognizes revenue when sales contracts are closed and adequate investment from the buyer is received. In the WaterSound Beach community, deposits of 10% are required upon executing the contract and another 10% is required 180 days later. For the WaterColor PRC units, a 10% deposit was required. Additional deposits may be collected at other locations depending on the specifics of the contract. All deposits are non-refundable (subject to a 10-day waiting period as required by law) except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract would be reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are signed and deposits made are recognized on the full accrual method of accounting as contracts are closed.
      Our townhomes are attached building units sold individually along with a parcel of land. Revenues and cost of sales for our townhomes are accounted for using the full accrual method. These units differ from multi-family and PRC units, in which buyers hold title to a unit or fractional share of a unit, respectively, within a building and an interest in the underlying land held in common with other building association members.
      At WaterColor, the gross profit percentage from single-family home sales increased to 27% in the second quarter of 2005 from 14% in the second quarter of 2004, primarily due to the mix of sizes and locations of the homes sold in each period. The gross profit percentage from home site sales increased to 77% in the second quarter of 2005 from 69% in the second quarter of 2004 due to the mix of locations of the closed home sites.
      At WaterSound Beach, the gross profit percentage on home sites increased to 86% in the second quarter of 2005 from 77% in the second quarter of 2004, primarily due to pricing increases and the mix of sizes and locations of the home sites closed in each period. The average price for a home site sold in the second quarter of 2005 was approximately $1,014,000, compared to approximately $607,000 in the second quarter of 2004.
      At Palmetto Trace, the gross profit on single-family home sales increased to 24% in the second quarter of 2005 compared to 9% in the second quarter of 2004, primarily due to price increases. The average price for single-family homes sold in the second quarter of 2005 was approximately $257,000 compared to approximately $182,000 in the second quarter of 2004.
      At SouthWood, the gross profit percentage on townhome sales decreased to 14% in the second quarter of 2005 from 25% in the second quarter of 2004 and the gross profit percentage on home sites decreased to 41% in the second quarter of 2005 from 60% in the second quarter of 2004. Both decreases were due to an increase in development costs and a decrease in the number of residential units included in the plans, resulting in increased development costs on a per unit basis.
      At Hampton Park, the gross profit on single-family home sales increased to 22% in the second quarter of 2005 compared to 10% in the second quarter of 2004, due to price increases and a change in the mix of sizes and locations of homes sold. The average price for single-family homes sold in the second quarter of 2005 was approximately $469,000 compared to approximately $320,000 in the second quarter of 2004.
      At Artisan Park, the gross profit percentage on multi-family homes was 21% in the second quarter of 2005, with no revenues or cost of revenues recorded on multi-family homes in the second quarter of 2004. The gross profit percentage on single-family homes decreased to 14% in the second quarter of 2005 from 30% in the second quarter of 2004, primarily due to increased construction materials and labor costs resulting from 2004’s hurricane season for homes closed in 2005. The gross profit percentage on home site sales increased to 56% in the second quarter of 2005 from 40% in the second quarter of 2004, primarily due to increased prices and a change in the mix of locations of home sites sold. The average price of a home site sold in the second quarter of 2005 was approximately $447,000 compared to approximately $180,000 in the second quarter of 2004.
      At Victoria Park, the gross profit percentage on home sites sales increased to 52% in the second quarter of 2005 compared to 50% in the second quarter of 2004, primarily due to price increases and the mix of sizes and locations of the home sites sold in each period. The average price of a home site sold in the second quarter of 2005 was approximately $139,000 compared to approximately $80,000 in the second quarter of 2004.
      At Saussy Burbank, the gross profit percentage on single-family homes increased to 10% in the second quarter of 2005 from 9% in the second quarter of 2004, primarily due to increased pricing and a change in the mix of products sold, with more closings in 2005 occurring in higher margin communities.
      Other revenues, which include revenues from the WaterColor Inn, other resort operations, and management and brokerage fees, were $13.9 million in the second quarter of 2005 with $11.5 million in related costs, compared to revenues totaling $11.8 million in the second quarter of 2004 with $9.6 million in related costs. The increases in other revenues and cost of other revenues were primarily due to an increase in volume for WaterColor vacation rentals. The decrease in the gross profit percentage was primarily due to an increase in costs associated with vacation rental operations.

Six Months Ended June 30
      In the first six months of 2005, the components of cost of real estate sales for homes and home sites were $187.5 million in direct costs, $15.1 million in selling costs, and $18.5 million in other indirect costs. In the first six months of 2004, the components of cost of real estate sales were $155.1 million in direct costs, $13.1 million in selling costs, and $18.5 million in other indirect costs. The overall increase in real estate sales and cost of sales was primarily due to an increase in revenues recorded on multi-family residences using the percentage-of-completion method of accounting, increased prices on home sites in WaterSound, and increases in prices and volumes at Victoria Park, partially offset by a decrease in the number of home sites sold at WaterColor.
      Sales of homes in the first six months of 2005 totaled $243.2 million, with related costs of sales of $203.2 million, resulting in a gross profit percentage of 16%, compared to sales of homes in the first six months of 2004 of $188.3 million, with cost of sales of $164.1 million, resulting in a gross profit percentage of 13%. The increase in gross profit percentage was primarily due to increased revenues recorded on multi-family residences, which have produced higher margins than single-family homes.
      Cost of real estate sales for homes in the first six months of 2005 consisted of $173.5 million in direct costs, $12.8 million in selling costs, and $16.9 million in indirect costs. Cost of real estate sales for homes in the first six months of 2004 consisted of $138.0 million in direct costs, $9.9 million in selling costs, and $16.2 million in indirect costs.
      Sales of home sites in the first six months of 2005 totaled $76.4 million, with related cost of sales of $17.9 million, resulting in a gross profit percentage of 77%, compared to sales of home sites in the first six months of 2004 of $68.5 million, with related cost of sales of $22.6 million, resulting in a gross profit percentage of 67%. The increase in gross profit percentage was primarily due to increased prices at WaterColor and WaterSound Beach.
      Cost of real estate sales for home sites in the first six months of 2005 consisted of $14.0 million in direct costs, $2.3 million in selling costs, and $1.6 million in indirect costs. Cost of real estate sales for home sites in the first six months of 2004 consisted of $17.1 million in direct costs, $3.2 million in selling costs, and $2.3 million in indirect costs.

      The following table sets forth home and home site sales activity by individual developments, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	St. Joe Towns & Resorts Sales Activity

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Single-family homes	2	$1.5	$1.2	$0.3	7	$6.0	$4.5	$1.5
Private Residence Club	1	0.3	0.1	0.2	—	6.2	3.5	2.7
Home sites	44	27.9	6.4	21.5	107	43.3	15.0	28.3
WaterSound Beach:
Multi-family homes	—	18.9	11.1	7.8	50	12.1	10.2	1.9
Home sites	36	35.6	5.2	30.4	29	15.0	3.7	11.3
Bay County:
The Hammocks:
Single-family homes	29	5.7	5.3	0.4	27	4.3	4.0	0.3
Townhomes	12	1.4	1.3	0.1	4	0.4	0.4	—
Home sites	—	—	—	—	38	1.4	0.7	0.7
Palmetto Trace:
Single-family homes	27	6.0	4.9	1.1	23	4.2	3.7	0.5
Townhomes	40	5.4	4.7	0.7	12	1.4	1.3	0.1
Summerwood:
Single-family homes	—	—	—	—	—	—	1.7	(1.7)
Woodrun:
Single-family homes	—	—	—	—	—	—	(0.1)	0.1
Leon County:
SouthWood:
Single-family homes	91	23.5	20.2	3.3	85	19.7	16.5	3.2
Townhomes	18	3.3	2.9	0.4	2	0.4	0.3	0.1
Home sites	32	4.4	2.4	2.0	14	1.3	0.6	0.7
Gulf County:
Windmark Beach:
Home sites	—	—	—	—	3	3.1	0.5	2.6
Bridgeport:
Home sites	10	0.1	0.1	—	—	—	—	—
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Single-family homes	63	24.6	19.4	5.2	50	17.3	14.1	3.2
Home sites	20	1.3	0.4	0.9	19	1.7	0.7	1.0
Duval County:
James Island:
Single-family homes	2	1.1	1.0	0.1	10	3.8	3.4	0.4
Hampton Park:
Single-family homes	9	3.6	2.8	0.8	34	11.2	9.8	1.4

	St. Joe Towns & Resorts Sales Activity

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Central Florida:
Osceola County:
Artisan Park:
Single-family homes	23	10.1	8.8	1.3	16	6.9	4.9	2.0
Multi-family homes	—	23.8	18.2	5.6
Townhomes	1	0.5	0.5	—
Home sites	8	3.1	1.4	1.7	9	1.4	0.8	0.6
Volusia County:
Victoria Park:
Single-family homes	151	38.8	33.4	5.4	83	17.9	15.5	2.4
Home sites	32	4.0	2.0	2.0	16	1.3	0.7	0.6
North and South Carolina:
Saussy Burbank:
Single-family homes	307	74.7	67.4	7.3	367	76.5	70.3	6.2

Total	958	$319.6	$221.1	$98.5	1,005	$256.8	$186.7	$70.1

      At WaterColor, the gross profit percentage of single-family homes decreased to 20% in the first six months of 2005 compared to 25% in the first six months of 2004, primarily due to the mix of sizes and locations of the homes sold in each period. The gross profit percentage from home site sales increased to 77% in the first six months of 2005 from 65% in the first six months of 2004 due to an increase in average price and the mix of locations of the closed home sites. The average price of a home site sold in the first six months of 2005 was approximately $635,000 compared to approximately $405,000 in the first six months of 2004.
      At WaterSound Beach, the gross profit percentage on multi-family homes increased to 41% in the first six months of 2005 from 16% in the first six months of 2004, primarily due to price increases. Additionally, in the first quarter of 2004, we incurred $2.0 million in construction costs for contract adjustments related to multi-family residences which were completed and sold in 2003. The gross profit percentage on home sites increased to 85% in the first six months of 2005 from 75% in the first six months of 2004, primarily due to pricing increases and the mix of sizes and locations of the home sites closed in each period. The average price for a home site sold in the first six months of 2005 was approximately $988,000, compared to approximately $517,000 in the first six months of 2004.
      At Palmetto Trace, the gross profit on single-family home sales increased to 18% in the first six months of 2005 compared to 12% in the first six months of 2004, primarily due to price increases. The average price for single-family homes sold in the first six months of 2005 was approximately $222,000 compared to approximately $181,000 in the first six months of 2004.
      At SouthWood, the gross profit percentage on townhomes decreased to 12% in the first six months of 2005 from 25% in the first six months of 2004 and the gross profit percentage on home sites decreased to 45% in the first six months of 2005 from 54% in the first six months of 2004. Both decreases were due to an increase in development costs and a decrease in the number of residential units included in the plans, resulting in increased development costs on a per unit basis.
      At St. Johns Golf & Country Club, the gross profit percentage on home sites increased to 69% in the first six months of 2005 from 59% in the first six months of 2004, primarily due to the mix of sizes and locations of the home sites sold during each period.
      At Hampton Park, the gross profit on single-family home sales increased to 22% in the first six months of 2005 compared to 12% in the first six months of 2004, due to price increases and a change in the mix of sizes and locations of homes sold. The average price for single-family homes sold in the first six months of 2005 was approximately $400,000 compared to approximately $329,000 in the first six months of 2004.
      At Artisan Park, the gross profit percentage on multi-family homes was 24% in the first six months of 2005, with no revenues or cost of revenues recorded for multi-family homes in the first six months of 2004. The gross profit percentage on single-family homes decreased to 13% in the first six months of 2005 from 29% in the first six months of 2004, primarily due to increased construction materials and labor costs resulting from 2004’s hurricane season for homes closed in 2005. The gross profit percentage on home site sales increased to 55% in the first six months of 2005 from 43% in the first six months of 2004, primarily due to increased prices and a change in the mix of locations of home sites sold. The average price of a home site sold in the first six months of 2005 was approximately $388,000 compared to approximately $160,000 in the first six months of 2004.
      At Victoria Park, the gross profit on home sites sales increased to 50% in the first six months of 2005 compared to 46% in the first six months of 2004, primarily due to price increases and the mix of sizes and locations of the home sites sold in each period.
      At Saussy Burbank, the gross profit percentage on single-family homes increased to 10% in the first six months of 2005 from 8% in the first six months of 2004, primarily due to increased pricing and a change in the mix of products sold, with more closings in 2005 occurring in higher margin communities.
      Other revenues, which include revenues from the WaterColor Inn, other resort operations, and management and brokerage fees, were $21.8 million in the first six months of 2005 with $19.1 million in related costs, compared to revenues totaling $18.9 million in the first quarter of 2004 with $16.0 million in related costs. The increases in other revenues and cost of other revenues were primarily due to an increase in volume for WaterColor vacation rentals. The decrease in the gross profit percentage was primarily due to an increase in realty costs.
     Commercial Real Estate Development and Services
      Our commercial real estate development and services segment develops and sells real estate for commercial purposes. We also own and manage office, industrial and retail properties throughout the southeastern United States. Through the Advantis business unit, we provide commercial real estate services, including brokerage, property management and construction management. The table below sets forth the results of operations of our commercial real estate development and services segment for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)
Revenues:
Real estate sales	$14.0	$4.7	$25.7	$19.3
Realty revenues	26.0	23.8	51.5	42.8
Rental revenues	12.1	9.4	24.2	18.7
Other revenues	0.1	0.4	0.3	0.8

Total revenues	52.2	38.3	101.7	81.6

Expenses:
Cost of real estate sales	9.3	2.0	17.7	14.2
Cost of realty revenues	17.5	15.5	35.4	26.2
Cost of rental revenues	4.4	3.4	8.7	6.9
Other operating expenses	10.9	11.1	21.7	21.6
Depreciation and amortization	5.9	3.9	11.7	7.8

Total expenses	48.0	35.9	95.2	76.7

Other income (expense)	(1.6)	(1.4)	(3.5)	(2.8)

Pretax income from continuing operations	$2.6	$1.0	$3.0	$2.1

Three Months Ended June 30
      Real estate sales. Total proceeds from land sales in the second quarter of 2005 were $14.0 million, with a pre-tax gain of $4.5 million. Total proceeds from land sales in the second quarter of 2004 were $4.7 million, with a pre-tax gain of $2.7 million. Land sales included the following:

	Number of	Acres	Gross	Average	Gross
Land	Sales	Sold	Sales Price	Price/Acre	Profit

			(In millions)	(In thousands)	(In millions)
Quarter ended June 30, 2005:
Florida improved	11	25	$3.0	$116	$2.0
Other	3	214	11.0	51	2.5

Total/ Average	14	239	$14.0	$58	$4.5

Quarter ended June 30, 2004:
Florida:
Unimproved	1	42	$1.5	$36	$1.5
Improved	8	15	1.9	128	0.9
Other	1	3	1.3	479	0.3

Total/ Average	10	60	$4.7	$79	$2.7

      In the second quarter of 2005, the Company sold a 207-acre industrial parcel near the Port of Houston, originally acquired in 1946, for $2.8 million and a pre-tax gain of $2.0 million.
      The decrease in average per-acre prices reflects a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.
      Realty revenues. Advantis’ realty revenues in the second quarter of 2005 increased $2.2 million, or 9%, over the second quarter of 2004 and cost of realty revenue increased $2.0 million, or 13%, in each case primarily due to increased construction activity. The gross profit percentage decreased to 33% for the second quarter of 2005 compared to 35% in the second quarter of 2004, due to a change in mix as lower margin construction activity increased while higher margin brokerage activity did not change materially. Advantis’ other operating expenses, consisting of office administration expenses, were $8.4 million in the second quarter of 2005, compared to $8.3 million in the second quarter of 2004. Advantis recorded a pre-tax loss of $(0.1) million for the second quarter of 2005 and $(0.4) million in the second quarter of 2004, after eliminations of intercompany profits of $0.5 million in each period.
      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $2.7 million, or 29%, in the second quarter of 2005 compared to the second quarter of 2004. Rental revenues for the second quarter of 2004 do not include the operations of two buildings with an aggregate of 336,000 rentable square feet that were reported as discontinued operations. Since June 30, 2004, three buildings with an aggregate of 424,000 rentable square feet were placed in service or acquired and three buildings with an aggregate of 435,000 of rentable square feet were sold, including the two buildings reported as discontinued operations in 2004. Operating expenses related to rental revenues increased $1.0 million, or 29%, primarily due to the buildings placed in service since June 30, 2004.

      This segment’s results from continuing operations include rental revenue and cost of rental revenue from 24 rental properties with 2.8 million total rentable square feet in service at June 30, 2005 and 21 rental properties with 2.5 million total rentable square feet in service at June 30, 2004. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet at June 30, 2004, that was owned by a partnership and accounted for using the equity method of accounting. Further information about commercial income producing properties majority owned or managed, along with results of operations for the three-month periods ended June 30, 2005 and 2004, is presented in the tables below.

				Percentage			Percentage
		Net Rentable		Leased at	Net Rentable		Leased at
		Square Feet at		June 30,	Square Feet at		June 30,
	Location	June 30, 2005		2005	June 30, 2004		2004

Buildings purchased with tax-deferred proceeds:
Harbourside	Clearwater, FL	153,000		71%	149,000		79%
Prestige Place I and II	Clearwater, FL	147,000		86	144,000		91
Lakeview	Tampa, FL	127,000		92	126,000		78
Palm Court	Tampa, FL	62,000		76	60,000		68
280 Interstate North	Atlanta, GA	127,000		58	126,000		75
Southhall Center	Orlando, FL	159,000		45	155,000		49
1133 20th Street	Washington, DC	119,000		94	119,000		99
1750 K Street (c)	Washington, DC	—	(a)	— (a)	152,000		90
Millenia Park One	Orlando, FL	158,000		89	158,000		84
Beckrich Office I	Panama City Beach, FL	34,000		100	34,000		96
Beckrich Office II	Panama City Beach, FL	33,000		88	33,000		48
5660 New Northside	Atlanta, GA	273,000		96	273,000		96
SouthWood Office One	Tallahassee, FL	89,000		92	89,000		92
Crescent Ridge	Charlotte, NC	158,000		100	158,000		100
Windward Plaza Portfolio	Atlanta, GA	465,000		90	465,000		89
245 Riverside	Jacksonville, FL	136,000		59	136,000		56
Overlook I and II	Richmond, VA	129,000		96	129,000		100
Deerfield Point I and II	Atlanta, GA	204,000		88	—	(b)	— (b)
Parkwood Point	Atlanta, GA	220,000		95	—	(b)	— (b)

Subtotal/ Average		2,793,000		85%	2,506,000		84%

Development property:
Nextel II	Panama City Beach, FL	30,000		100%	—		—
Westchase Corporate Center (c)	Houston, TX	—	(a)	— (a)	184,000		94%
TNT Logistics	Jacksonville, FL	—	(a)	— (a)	99,000		94

Subtotal/ Average		30,000		100	283,000		94

Total/ Average		2,823,000		85%	2,789,000		85%

(a)	These buildings were sold prior to the date reported.

(b)	These buildings were completed or acquired after the date reported.

(c)	These buildings are reflected as discontinued operations in the consolidated financial statements and footnotes to the consolidated financial statements for 2004.

	Three Months Ended June 30, 2005					Three Months Ended June 30, 2004

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax- deferred proceeds:
Harbourside	$0.5	$0.2	$0.3	$(0.4)	$(0.1)	$0.7	$0.3	$0.4	$(0.3)	$0.1
Prestige Place I and II	0.6	0.3	0.3	(0.3)	—	0.6	0.3	0.3	(0.3)	—
Lakeview	0.5	0.2	0.3	(0.3)	—	0.5	0.2	0.3	(0.3)	—
Palm Court	0.2	0.1	0.1	(0.1)	—	0.1	0.1	—	—	—
Westside Corporate Center	—	—	—	—	—	—	(0.1)	0.1	—	0.1
280 Interstate North	0.4	0.2	0.2	(0.3)	(0.1)	0.4	0.2	0.2	(0.2)	—
Southhall Center	0.3	0.2	0.1	(0.4)	(0.3)	0.3	0.2	0.1	(0.4)	(0.3)
1133 20th Street	1.0	0.4	0.6	(0.6)	—	1.0	0.4	0.6	(0.5)	0.1
Millenia Park One	0.8	0.3	0.5	(0.4)	0.1	0.6	0.1	0.5	(0.5)	—
Beckrich Office I	0.1	0.1	—	—	—	0.1	0.1	—	—	—
Beckrich Office II	0.1	—	0.1	(0.1)	—	—	—	—	—	—
5660 New Northside	1.4	0.5	0.9	(0.9)	—	1.5	0.5	1.0	(0.4)	0.6
SouthWood Office One	0.3	0.1	0.2	(0.2)	—	0.2	0.1	0.1	(0.1)	—
Crescent Ridge	0.9	0.2	0.7	(0.5)	0.2	0.8	0.2	0.6	(0.5)	0.1
Windward Plaza	1.9	0.5	1.4	(1.0)	0.4	1.9	0.5	1.4	(0.8)	0.6
245 Riverside	0.2	0.2	—	(0.3)	(0.3)	0.1	0.2	(0.1)	(0.2)	(0.3)
Overlook I and II	0.6	0.2	0.4	(0.2)	0.2	0.2	—	0.2	(0.2)	—
Deerfield Point I and II	0.9	0.3	0.6	(0.6)	—	—	—	—	—	—
Parkwood Point	1.3	0.4	0.9	(1.0)	(0.1)	—	—	—	—	—

Subtotal	$12.0	$4.4	$7.6	$(7.6)	$—	$9.0	$3.3	$5.7	$(4.7)	$1.0
Development property:
TNT Logistics	—	—	—	—	—	0.4	0.1	0.3	(0.3)	—
Nextel II	0.1	—	0.1	—	0.1	—	—	—	—	—

Subtotal	$0.1	$—	$0.1	$(7.6)	$0.1	$0.4	$0.1	$0.3	$(0.3)	$—

Total	$12.1	$4.4	$7.7	$(7.6)	$0.1	$9.4	$3.4	$6.0	$(5.0)	$1.0

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.
      At Harbourside and 280 Interstate North, the loss of tenants since June 30, 2004 caused a decrease in the leased percentages and rental revenues. At Southhall Center, the loss of a large tenant prior to June 30, 2004 caused low leased percentages for both periods presented. We are now marketing these spaces. At Lakeview, Palm Court, Millenia Park One, 245 Riverside, and Beckrich Office II, leased percentages and revenues increased due to the addition of new tenants.
      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $5.9 million in the second quarter of 2005 compared to $3.9 million in the second quarter of 2004, due to the buildings placed in service since June 30, 2004, and increased amortization on lease-related intangible assets.

     Six Months Ended June 30
      Real estate sales. Total proceeds from land sales in the first six months of 2005 were $25.7 million, with a pre-tax gain of $7.9 million. During the first six months of 2004, total proceeds from land sales were $7.3 million, with a pre-tax gain of $5.1 million. Land sales included the following:

	Number of	Acres	Gross Sales	Average	Gross
Land	Sales	Sold	Price	Price/Acre	Profit

			(In millions)	(In thousands)	(In millions)
Six months ended June 30, 2005:
Florida:
Unimproved	1	15	$0.8	$55	$0.7
Improved	18	51	6.8	132	4.5
Other	4	233	18.1	78	2.7

Total/ Average	23	299	$25.7	$86	7.9

Six months ended June 30, 2004:
Florida:
Unimproved	6	116	$3.9	$33	$3.8
Improved	10	23	2.1	95	1.0
Other	1	3	1.3	479	0.3

Total/ Average	17	142	$7.3	$52	$5.1

      In the second quarter of 2005, the Company sold a 207-acre industrial parcel near the Port of Houston, originally acquired in 1946, for $2.8 million and a pre-tax gain of $2.0 million.
      The increase in average per-acre prices reflects general pricing increases in our commercial and business parks as well as a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.
      On February 12, 2004, we sold the 100,000-square-foot Westside Corporate Center building in Plantation, Florida, for $12.0 million, with no pre-tax gain. The operations of Westside Corporate Center have not been recorded as a discontinued operation due to the fact that an affiliate of the Company continues to provide brokerage and leasing services for the building.
      Realty revenues. Advantis’ realty revenues for the first six months of 2005 increased $8.7 million, or 20%, over the first six months of 2004 due to an increase in construction activity, partially offset by a decrease in brokerage activity. Cost of Advantis’ realty revenue increased $9.2 million, or 35%, primarily due to the increased construction activity. The gross profit percentage decreased to 31% for the first six months of 2005 compared to 39% in the first six months of 2004, due to a change in mix as lower margin construction activity increased while higher margin brokerage activity decreased. Advantis’ other operating expenses, consisting of office administration expenses, were $16.7 million in the first six months of 2005, compared to $16.5 million in the first six months of 2004. Advantis recorded a pre-tax loss of $(1.0) million for the first six months of 2005 and $(0.1) million in the first six months of 2004, after eliminations of intercompany profits of $0.9 million and $0.9 million, respectively.
      Rental revenues. Rental revenues generated by our commercial real estate development and services segment on owned operating properties increased $5.5 million, or 29%, in the first six months of 2005 compared to the first six months of 2004. Rental revenues for the first six months of 2004 do not include the operations of two buildings with an aggregate of 336,000 rentable square feet that were reported as discontinued operations. Since June 30, 2004, three buildings with an aggregate of 424,000 rentable square feet were placed in service or acquired and three buildings with an aggregate of 435,000 of rentable square feet were sold, including the two buildings reported as discontinued operations in 2004. Operating expenses related to rental revenues increased $1.8 million, or 26%, primarily due to the buildings placed in service since June 30, 2004.

      This segment’s results from continuing operations include rental revenue and cost of rental revenue from 24 rental properties with 2.8 million total rentable square feet in service at June 30, 2005 and 21 rental properties with 2.5 million total rentable square feet in service at June 30, 2004. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet at June 30, 2004, that was owned by a partnership and accounted for using the equity method of accounting. Further information about commercial income producing properties majority owned or managed, along with results of operations for the six-month periods ended June 30, 2005 and 2004, is presented in the table below.

	Six Months Ended June 30, 2005					Six Months Ended June 30, 2004

					Pre-tax					Pre-tax
	Rental	Operating	NOI	Adjustments	Income	Rental	Operating	NOI	Adjustments	Income
	Revenues	Expenses	(a)	(b)	(Loss)	Revenues	Expenses	(a)	(b)	(Loss)

	(In millions)
Buildings purchased with tax-deferred proceeds:
Harbourside	$1.1	$0.5	$0.6	$(0.8)	$(0.2)	$1.4	$0.5	$0.9	$(0.7)	$0.2
Prestige Place I and II	1.1	0.5	0.6	(0.6)	—	1.1	0.5	0.6	(0.6)	—
Lakeview	1.0	0.4	0.6	(0.6)	—	1.0	0.4	0.6	(0.6)	—
Palm Court	0.3	0.2	0.1	(0.1)	—	0.3	0.2	0.1	(0.1)	—
Westside Corporate Center	—	—	—	—	—	—	0.1	(0.1)	(0.2)	(0.3)
280 Interstate North	0.8	0.4	0.4	(0.6)	(0.2)	0.8	0.4	0.4	(0.4)	—
Southhall Center	0.6	0.4	0.2	(0.8)	(0.6)	0.8	0.4	0.4	(0.9)	(0.5)
1133 20th Street	2.1	0.8	1.3	(1.3)	—	2.0	0.8	1.2	(0.9)	0.3
Millenia Park One	1.5	0.6	0.9	(0.7)	0.2	1.2	0.3	0.9	(0.9)	—
Beckrich Office I	0.2	0.2	—	—	—	0.2	0.2	—	(0.2)	(0.2)
Beckrich Office II	0.2	—	0.2	(0.2)	—	—	—	—	—	—
5660 New Northside	2.8	1.0	1.8	(1.6)	0.2	3.0	0.9	2.1	(0.9)	1.2
SouthWood Office One	0.6	0.2	0.4	(0.3)	0.1	0.3	0.2	0.1	(0.2)	(0.1)
Crescent Ridge	1.7	0.4	1.3	(1.0)	0.3	1.6	0.4	1.2	(0.8)	0.4
Windward Plaza	3.8	1.0	2.8	(1.9)	0.9	3.8	1.0	2.8	(1.5)	1.3
245 Riverside	0.5	0.4	0.1	(0.4)	(0.3)	0.2	0.4	(0.2)	(0.5)	(0.7)
Overlook I and II	1.2	0.4	0.8	(0.4)	0.4	0.2	—	0.2	(0.2)	—
Deerfield Point I and II	1.8	0.6	1.2	(1.2)	—	—	—	—	—	—
Parkwood Point	2.6	0.7	1.9	(2.1)	(0.2)	—	—	—	—	—
Other	0.1	—	0.1	(0.1)	—	—	—	—	—	—

Subtotal	$24.0	$8.7	$15.3	$(14.7)	$0.6	$17.9	$6.7	$11.2	$(9.6)	$1.6
Development property:
TNT Logistics	—	—	—	—	—	0.8	0.2	0.6	(0.5)	0.1
Nextel II	0.2	—	0.2	(0.1)	0.1	—	—	—	—	—

Subtotal	$0.2	$—	$0.2	$(0.1)	$0.1	$0.8	$0.2	$0.6	$(0.5)	$0.1

Total	$24.2	$8.7	$15.5	$(14.8)	$0.7	$18.7	$6.9	$11.8	$(10.1)	$1.7

(a)	NOI is Net Operating Income.

(b)	Adjustments include interest expense, depreciation and amortization.
      At Harbourside and 280 Interstate North, the loss of tenants since June 30, 2004 caused a decrease in the leased percentages and rental revenues. At Southhall Center, the loss of a large tenant prior to June 30, 2004 caused low leased percentages for both periods presented. We are now marketing these spaces. At Lakeview, Palm Court, Millenia Park One, 245 Riverside, and Beckrich Office II, leased percentages and revenues increased due to the addition of new tenants.
      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $11.7 million in the first six months of 2005 compared to $7.8 million in the first six months of 2004, due to the buildings placed in service since June 30, 2004, and increased amortization on lease-related intangible assets.

Land Sales
      Our land sales segment markets parcels for a variety of rural residential and recreational uses on a portion of our long-held timberlands in Northwest Florida. We are developing a range of innovative products for rural settings including RiverCamps, WhiteFence Farms, Florida Ranches, and St. Joe Woodlands. The table below sets forth the results of operations of our land sales segment for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)
Revenues:
Real estate sales	$23.5	$14.0	$41.3	$36.7
Other revenues	0.1	—	0.1	—

Total revenues	23.6	14.0	41.4	36.7
Expenses:
Cost of real estate sales	4.9	1.8	8.1	3.8
Cost of other revenues	0.3	0.3	0.6	0.5
Other operating expenses	2.1	1.5	4.0	3.1
Depreciation and amortization	0.1	0.1	0.1	0.2

Total expenses	7.4	3.7	12.8	7.6
Other income	0.1	—	0.1	—

Pretax income from continuing operations	$16.3	$10.3	$28.7	$29.1

      The gross profit percentage on real estate sales decreased to 79% for the second quarter of 2005 from 87% in the second quarter of 2004 and to 80% for the first six months of 2005 from 90% in the first six months of 2004, primarily as a result of the proportion of RiverCamps sales, which have higher development costs, compared to land sales, which have minimal development costs.
      Land sales activity for the three-month and six-month periods ended June 30, 2005 and 2004, excluding conservation lands, was as follows:

	Number	Number of	Average Price	Gross Sales
Period	of Sales	Acres	per Acre	Price	Gross Profit

				(In millions)	(In millions)
Three Months Ended:
June 30, 2005	47	6,480	$2,209	$14.3	$12.1
June 30, 2004	45	4,216	$2,633	$11.1	$9.6
Six Months Ended:
June 30, 2005	76	13,410	$2,071	$27.8	$23.8
June 30, 2004	92	12,184	$2,766	$33.7	$30.0
      Land sales in the first six months of 2005 included a 2,900-acre parcel which was sold to the City of Panama City Beach for use as a sprayfield for $3.8 million, or approximately $1,310 per acre. Land sales for the first six months of 2004 included an 866-acre parcel with some bay frontage in Bay County which sold for $10.0 million, or approximately $11,550 per acre. Average sales prices per acre and the number of sales can vary significantly from one period to another based on the characteristics of each parcel being sold and the number and size of parcels offered for sale.
      During the first six months of 2005, RiverCamps on Crooked Creek closed 80 home sites. On June 30, another 30 were released that are expected to close in the third quarter. In the second quarter of 2005, proceeds from the sales of RiverCamps totaled $24.9 million. Since required development was not complete at the time of sale, percentage of completion accounting is used. Gross profit is recognized based on construction completed in relation to total construction costs. As a result of using percentage of completion accounting, the land sales segment recognized $9.2 million and $13.5 million in revenue related to RiverCamps in the three-month and six-month periods ended June 30, 2005, respectively, with related costs of $2.9 million and $4.5 million. During the three-month and six-month periods ended June 30, 3004, the land sales segment recognized $0.2 million and $0.3 million, respectively, in revenue related to RiverCamps, with related costs of $0.1 million and $0.2 million. As of June 30, 2005, there was a balance of $11.8 million in deferred profit for sales at RiverCamps at Crooked Creek. Since its inception, a total of 144 home sites have been sold. Work also continues on other potential RiverCamps locations in Northwest Florida.
     Forestry
      The table below sets forth the results of operations of our forestry segment for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Revenues:
Timber sales	$7.6	$9.2	$15.6	$19.0

Expenses:
Cost of timber sales	4.9	5.7	10.1	11.8
Other operating expenses	0.6	0.6	1.1	1.3
Depreciation and amortization	1.1	1.1	2.2	2.1

Total expenses	6.6	7.4	13.4	15.2

Other income	0.6	0.6	1.4	1.3

Pretax income from continuing operations	$1.6	$2.4	$3.6	$5.1

      Revenues for the forestry segment in the second quarter 2005 decreased 17% compared to the second quarter of 2004 and 18% in the first six months of 2005 compared to the first six months of 2004. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.0 million (167,000 tons) in the second quarter of 2005, compared to $3.4 million (178,000 tons) in the second quarter of 2004, and $6.2 million (344,000 tons) in the first six months of 2005, compared to $6.5 million (343,000 tons). In each case, the decrease was primarily due to a decrease in prices under the terms of the agreement. Sales to other customers totaled $2.8 million (156,000 tons) in the second quarter of 2005, compared to $3.3 million (153,000 tons) in the second quarter of 2004, and $5.5 million (291,000 tons) in the first six months of 2005, compared to $7.8 million (361,000 tons) in the first six months of 2004. Sales to other customers decreased as a result of decreasing prices and a reduction in the volume harvested from Company-owned lands. Revenues from our cypress mill operation decreased to $1.8 million in the second quarter of 2005 from $2.5 million in the second quarter of 2004 due to a longer rainy season in 2005. Revenues from the cypress mill operation decreased to $3.9 million in the first six months of 2005 from $4.7 million in the first six months of 2004, due to the loss of a customer and the longer 2005 rainy season.
      Cost of timber sales decreased 14% for each of the three-month and six-month periods ended June 30, 2005 compared to the same periods in 2004. Cost of sales as a percentage of revenue was 64% for the second quarter of 2005 compared to 62% for the second quarter of 2004 and 65% for the first six months of 2005 compared to 62% for the first six months of 2004. Cost of sales for timber as a percentage of revenue increased to 63% for the second quarter of 2005 from 60% for the second quarter of 2004 and to 63% for the first six months of 2005 from 58% for the first six months of 2004. In each case, transportation costs increased as a result of increasing fuel costs. Cost of sales for the cypress mill operation were $1.3 million, or 71% of revenue, for the second quarter of 2005 compared to $1.7 million, or 69% of revenue, for the second quarter of 2004.

The increase in cost of sales as a percentage of revenue is due to increases in maintenance and repair costs and utilities. Cost of sales for the cypress mill operation decreased to $2.7 million, or 69% of revenue, for the first six months of 2005 from $3.4 million, or 72% of revenue, for the first six months of 2004, due to increased efficiencies which were partially offset by the increase in costs for the second quarter mentioned above.
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

Cash Flows from Operating Activities
      Net cash provided by operations was $36.3 million and $46.1 million in the first six months of 2005 and 2004, respectively. During such periods, expenditures relating to our Towns & Resorts development segment were $244.5 million and $208.8 million, respectively. Expenditures for operating properties in the first six months of 2005 and 2004 totaled $12.6 million and $21.4 million, respectively, and were made up of commercial property development and residential club and resort property development. The statements of cash flow show a $51.1 million increase in accounts receivable in the six months ended June 30, 2005 compared to a decrease of $18.9 million in the six months ended June 30, 2004, primarily due to increased accounts receivable at WaterSound Beach and Artisan Park due to percentage of completion accounting.
      The expenditures for operating activities relating to our Towns & Resorts development and commercial development and services segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial space. More than half of these expenditures are for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will also slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future.

      While we do not believe that federal taxable income will exceed our net operating loss and other carryforwards for 2004, it is possible that we may be required to make a cash payment for federal income taxes for that year when the federal income tax return is filed in September 2005. For 2005, we expect significant cash payments of federal income taxes.

Cash Flows from Investing Activities
      Net cash used in investing activities in the first six months of 2005 was $73.8 million and included the purchases of 16 acres of property in Manatee County, Florida, for $18.0 million and 47,303 acres of land in southwest Georgia for $57.5 million, in tax-deferred like-kind exchanges. In the first six months of 2004, net cash used in investing activities was $23.0 million and included $19.1 million for the purchase of two commercial buildings, $2.8 million for the purchase of the remaining interests in two commercial buildings of which we already owned a majority interest, and proceeds of $12.0 million from the sale of a commercial building.
      In 2005, we received distributions from unconsolidated affiliates in our Towns & Resorts development segment totaling $10.7 million and in our commercial real estate development and services segment totaling $4.6 million.

Cash Flows from Financing Activities
      We plan significant new development over the next several years and, as a result, we expect debt to increase moderately compared to June 30, 2005 levels.
      Net cash used in financing activities was $34.8 million and $9.8 million in the first six months of 2005 and 2004, respectively.
      We have approximately $52.5 million of debt maturing in the remainder of 2005. For the full year ended December 31, 2005, we expect to spend $125 million to $175 million for the repurchase of shares (including shares surrendered by executives in payment of strike prices and taxes due on exercises of stock options and vested restricted stock, and dividend payments).
      At June 30, 2005, we had a senior revolving credit facility (the “Senior Credit Facility”) which was to mature on March 30, 2006 and could be used for general corporate purposes. On July 22, 2005, this Senior Credit Facility was discontinued and replaced by a new senior revolving credit facility (see below). During the first six months of 2005, we borrowed $50.0 million on the credit facility, net of repayments. At June 30, 2005, the outstanding balance on the Senior Credit Facility was $50.0 million. At December 31, 2004, there was no outstanding balance. The credit facility included maximum debt ratios and minimum fixed charge coverage and net worth requirements. Management believes that we were in compliance with the covenants of the credit facility at June 30, 2005.
      On July 22, 2005, we closed on a new four-year $250 million senior revolving credit facility (the “New Credit Facility”) that replaced the Senior Credit Facility. On that date, we borrowed an amount on the New Credit Facility equal to the amount owed at that time on the Senior Credit Facility and used the proceeds to pay off the balance owed on the Senior Credit Facility. The New Credit Facility, which expires on July 21, 2009, bears interest based on leverage levels at one-month LIBOR plus an applicable margin in the range of 0.4% to 1.0%. The New Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements.
      We have issued senior notes (“Senior Notes”) in two private placements with aggregate principal amounts at issuance of $275.0 million. During the first quarter of 2005, one of the Senior Notes matured and we paid the principal amount of $18.0 million. The remaining balance on these notes at June 30, 2005 is $257.0 million. These Senior Notes include financial performance covenants relating to our leverage position, fixed charge coverage, and a minimum net worth requirement. Management believes that we are currently in compliance with the covenants of the senior notes.

      On July 25, 2005, we priced $150 million of senior notes that will be issued in a private placement, including $65 million of 10-year notes with a fixed interest rate of 5.28%, $65 million of 12-year notes with a fixed interest rate of 5.38% and $20 million of 15-year notes with a fixed interest rate of 5.49%. The proceeds will be used for development and construction projects, to reduce revolving debt and for general corporate purposes. The offering is expected to close in August 2005.
      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In the first six months of 2005, we paid $7.6 million in principal and $0.4 million in interest to one of the community development districts to pay off a portion of the CDD bonds. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $16.0 million and $26.4 million of this obligation as of June 30, 2005 and December 31, 2004, respectively.
      Through June 30, 2005, our Board of Directors had authorized a total of $800.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $80.6 million remained available at June 30, 2005. From the inception of the Stock Repurchase Program through June 30, 2005, we had repurchased from shareholders 25,868,511 shares. During the six-month periods ended June 30, 2005 and 2004, we repurchased from shareholders 576,100 and 784,775 shares, respectively. Through June 30, 2005, a total of $719.4 million had been expended as part of the Stock Repurchase Program, including $30.6 million in the first six months of 2005 and $31.1 million in the first six months of 2004. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.
      Executives have surrendered a total of 2,097,697 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. For the six-month periods ended June 30, 2005 and 2004, 61,203 shares worth $4.3 million and 777,228 shares worth $30.2 million, respectively, were surrendered by executives, of which $1.9 million and $12.7 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

Off-Balance Sheet Arrangements
      We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes to the quantitative and qualitative disclosures about market risk during the first six months of 2005.

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
      (b) Changes in Internal Controls. During the quarter ended June 30, 2005, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Part I, Item 1, Note 7.

Item 2(c).	Unregistered Sales of Equity Securities and Use of Proceeds

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)		Shares Purchased	Amount that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans	Purchased Under
	Purchased	Price Paid	or Programs	the Plans or
Period	(1)	per Share	(2)	Programs

				(In thousands)
Month Ended April 30, 2005	56,300	$69.82	56,300	$107,236
Month Ended May 31, 2005	176,900	$72.92	176,900	$94,329
Month Ended June 30, 2005	171,700	$80.08	171,700	$80,572

(1)	There were no shares surrendered to the Company by executives in the second quarter of 2005.

(2)	For a description of our Stock Repurchase Program, see note 2, “Summary of Significant Accounting Policies — Earnings Per Share,” of the notes to our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company’s Annual Meeting of Shareholders was held on May 17, 2005. At the Meeting, a Board of Directors consisting of nine members was elected, and the appointment of KPMG LLP as the Company’s independent auditors for the 2005 fiscal year was ratified.
      The number of votes cast for, against or withheld, as well as the number of abstentions, for each matter is set forth below. Abstentions and broker non-votes are not counted as votes for or against any proposal.
      1. Election of Directors:

Name of Nominee	Votes For	Votes Withheld

Michael L. Ainslie	71,153,102	220,749
Hugh M. Durden	67,706,919	3,666,932
Thomas A. Fanning	71,210,222	163,629
Adam W. Herbert, Jr.	71,190,359	183,492
Delores M. Kesler	71,242,415	131,436
John S. Lord	56,450,584	14,923,267
Walter L. Revell	70,815,388	558,463
Peter S. Rummell	70,990,577	383,274
William H. Walton, III	71,264,071	109,780
      2. Ratification of KPMG LLP to serve as the Company’s independent auditors for the 2005 fiscal year:

For	Against	Abstain

71,168,592	158,434	46,825

Item 6.	Exhibits
      Exhibits

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current report on Form 8-K dated December 14, 2004).
4.1	Agreement to Terminate Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated August 5, 2005.
10.1	Third Amended and Restated Credit Agreement dated as of July 22, 2005, among the registrant, Wachovia Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K dated July 28, 2005).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: August 8, 2005	/s/ Anthony M. Corriggio --------------------------------------------------- Anthony M. Corriggio Chief Financial Officer

Date: August 8, 2005	/s/ Michael N. Regan --------------------------------------------------- Michael N. Regan Senior Vice President — Finance and Planning (Principal Accounting Officer)