Form 10-Q
period 2005-09-30
ST JOE CO
filed 2005-11-08
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES ☑          NO ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      As of November 4, 2005, there were 103,834,341 shares of common stock, no par value, issued and 75,306,994 outstanding, with 28,527,347 shares of treasury stock.

THE ST. JOE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2005	2004

ASSETS
Investment in real estate	$977,657	$942,630
Cash and cash equivalents	220,743	94,816
Accounts receivable, net	79,564	89,813
Prepaid pension asset	94,449	94,079
Property, plant and equipment, net	39,814	33,562
Goodwill, net	36,733	51,679
Other intangible assets, net	38,038	47,415
Other assets	74,824	49,635
Assets held for sale	16,615	—

	$1,578,437	$1,403,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$524,266	$421,110
Accounts payable	77,131	76,916
Accrued liabilities	141,613	135,425
Deferred income taxes	305,038	264,374
Liabilities of assets held for sale	401	—

Total liabilities	1,048,449	897,825
Minority interest in consolidated subsidiaries	16,623	10,393
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 103,816,253 and 103,123,017 issued at September 30, 2005 and December 31, 2004, respectively	296,120	263,044
Retained earnings	1,049,823	994,172
Restricted stock deferred compensation	(22,261)	(19,649)
Treasury stock at cost, 28,135,647 and 27,229,767 shares held at September 30, 2005 and December 31, 2004, respectively	(810,317)	(742,156)

Total stockholders’ equity	513,365	495,411

	$1,578,437	$1,403,629

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Real estate sales	$206,485	$189,928	$593,363	$503,241
Timber sales	6,225	8,086	21,828	27,162
Rental revenues	10,142	8,053	30,435	22,449
Other revenues	12,662	13,692	34,892	33,314

Total revenues	235,514	219,759	680,518	586,166

Expenses:
Cost of real estate sales	132,678	128,799	380,212	333,692
Cost of timber sales	4,942	5,149	15,063	16,905
Cost of rental revenues	3,683	3,316	11,660	9,300
Cost of other revenues	10,022	11,359	29,859	27,874
Other operating expenses	18,963	16,362	52,161	49,065
Corporate expense, net	12,370	10,620	36,297	29,236
Depreciation and amortization	9,509	7,738	28,286	22,818
Impairment losses	—	—	—	1,994

Total expenses	192,167	183,343	553,538	490,884

Operating profit	43,347	36,416	126,980	95,282

Other income (expense):
Investment income, net	770	280	1,374	468
Interest expense	(4,259)	(2,828)	(10,280)	(7,313)
Other, net	1,015	575	2,935	1,829

Total other income (expense)	(2,474)	(1,973)	(5,971)	(5,016)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	40,873	34,443	121,009	90,266
Equity in income of unconsolidated affiliates	3,139	1,371	10,564	3,010
Income tax expense	15,821	13,791	47,820	35,829

Income from continuing operations before minority interest	28,191	22,023	83,753	57,447
Minority interest	1,345	415	3,379	895

Income from continuing operations	26,846	21,608	80,374	56,552

Discontinued operations:
(Loss) income from discontinued operations (net of income taxes of $(312), $(86), $(433), and $373, respectively)	(526)	(144)	(729)	622
Gain on sales of discontinued operations (net of income taxes of $5,823, $2,903, $5,823, and $2,903, respectively)	9,788	4,839	9,788	4,839

Total income from discontinued operations	9,262	4,695	9,059	5,461

Net income	$36,108	$26,303	$89,433	$62,013

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.36	$0.29	$1.07	$0.75
Income from discontinued operations	0.12	0.06	0.12	0.07

Net income	$0.48	$0.35	$1.19	$0.82

Diluted
Income from continuing operations	$0.35	$0.28	$1.05	$0.73
Income from discontinued operations	0.12	0.06	0.12	0.07

Net income	$0.47	$0.34	$1.17	$0.80

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share amounts)

	Common Stock			Restricted Stock
			Retained	Deferred	Treasury
	Outstanding Shares	Amount	Earnings	Compensation	Stock	Total

Balance at December 31, 2004	75,893,250	$263,044	$994,172	$(19,649)	$(742,156)	$495,411
Comprehensive income:
Net income	—	—	89,433	—	—	89,433

Total comprehensive income	—	—	—	—	—	89,433

Issuances of restricted stock	162,654	10,887	—	(10,887)	—	—
Forfeitures of restricted stock	(19,431)	(911)	—	911	—	—
Dividends ($0.44 per share) and other distributions	—	—	(33,782)	—	—	(33,782)
Issuances of common stock	550,013	12,948	—	—	—	12,948
Tax benefit on exercises of stock options	—	10,152	—	—	—	10,152
Amortization of restricted stock deferred compensation	—	—	—	7,364	—	7,364
Purchases of treasury shares	(905,880)	—	—	—	(68,161)	(68,161)

Balance at September 30, 2005	75,680,606	$296,120	$1,049,823	$(22,261)	$(810,317)	$513,365

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$89,433	$62,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,989	27,180
Deferred compensation	7,364	5,677
Minority interest in income	3,379	895
Equity in income of unconsolidated joint ventures	(10,564)	(3,010)
Distributions of income from unconsolidated affiliates	12,968	2,681
Deferred income tax expense	30,170	22,243
Impairment loss	—	1,994
Gain on sale of discontinued operations	(15,647)	(4,839)
Tax benefit on exercise of stock options	10,152	18,079
Cost of operating properties sold	384,957	330,839
Expenditures for operating properties	(399,660)	(382,979)
Changes in operating assets and liabilities:
Accounts receivable	(5,973)	(19,183)
Other assets	(27,039)	(30,588)
Accounts payable and accrued liabilities	24,965	21,215
Income taxes payable	7,374	(1,495)

Net cash provided by operating activities	142,868	50,722

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,545)	(7,967)
Purchases of investments in real estate	(88,123)	(27,881)
Investments in joint ventures and purchase business acquisitions	5	(813)
Proceeds from dispositions of assets	—	11,905
Proceeds from sale of discontinued operations	65,637	41,082
Distributions of capital from unconsolidated affiliates	5,973	5,800

Net cash (used in) provided by investing activities	(33,053)	22,126

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	—	(40,000)
Proceeds from other long-term debt	152,682	119,782
Repayments of other long-term debt	(52,475)	(47,590)
Proceeds from exercises of stock options	10,516	12,398
Dividends paid to stockholders and other distributions	(33,791)	(29,194)
Treasury stock purchases	(63,680)	(50,985)
Investment by minority interest partner	2,860	910

Net cash provided by (used in) financing activities	16,112	(34,679)

Net increase in cash and cash equivalents	125,927	38,169
Cash and cash equivalents at beginning of period	94,816	57,403

Cash and cash equivalents at end of period	$220,743	$95,572

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 and cash flows for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the three months or nine months ended September 30, 2005 and 2004. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At September 30, 2005, the carrying amount of the minority interest in Artisan Park was $16.6 million and its fair value was $23.1 million. The Company has no other material financial instruments that are affected currently by FAS 150.

Stock-Based Compensation
      In April 2005, the Securities and Exchange Commission (“SEC”) adopted a final rule regarding the compliance date for FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123(R)”), for public companies. The new rule changes the required date of implementation to the beginning of the first full fiscal year beginning after June 15, 2005. As a result, the Company plans to adopt FAS 123(R) as of January 1, 2006. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required previously and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. Upon implementation of FAS 123(R), the Company will recognize compensation cost over the vesting period in its financial statements for the unvested portion of existing options granted prior to the compliance date and the cost of stock options granted to employees after the compliance date based on the fair value of the stock options at grant date.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income:
Net income as reported	$36,108	$26,303	$89,433	$62,013
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,507	966	4,603	2,863
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,211)	(1,829)	(6,761)	(6,013)

Net income — pro forma	$35,404	$25,440	$87,275	$58,863

Per share — Basic:
Earnings per share as reported	$0.48	$0.35	$1.19	$0.82
Earnings per share — pro forma	$0.47	$0.34	$1.16	$0.78
Per share — Diluted:
Earnings per share as reported	$0.47	$0.34	$1.17	$0.80
Earnings per share — pro forma	$0.47	$0.34	$1.15	$0.78

Earnings Per Share
      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 728,441 and 916,918 shares of common stock in the three months ended September 30, 2005 and 2004, respectively, and that 610,350 and 320,605 shares of unvested restricted stock were issued in the three months ended September 30, 2005 and 2004, respectively, each net of assumed repurchases using the treasury stock method. Diluted EPS assumes weighted average options have been exercised to purchase 856,685 and 1,275,532 shares of common stock in the nine months ended September 30, 2005 and 2004, and that 568,199 and 182,013 shares of unvested restricted stock were issued in the nine months ended September 30, 2005 and 2004, respectively, each net of assumed repurchases using the treasury stock method.
      From August 1998 through September 30, 2005, the Board of Directors authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which approximately $740.2 million had been expended through September 30, 2005. From the inception of the Stock Repurchase Program to September 30, 2005, the Company repurchased from shareholders 26,134,811 shares. During the nine months ended September 30, 2005 and 2004, the Company repurchased from shareholders 842,400 and 1,221,865 shares, respectively.
      Executives have surrendered a total of 2,097,697 shares of Company stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock, including 63,480 and 870,368 shares surrendered by executives in the nine month periods ended September 30, 2005 and 2004, respectively.
      Shares of Company stock issued upon the exercise of stock options for the nine month periods ended September 30, 2005 and 2004 were 550,013 shares and 1,989,342 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average basic and diluted shares (taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased) for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic	74,750,516	75,333,313	75,007,401	75,541,830
Diluted	76,089,307	76,570,836	76,432,285	76,999,375

Reclassifications
      Certain prior year amounts have been reclassified to conform with the current year’s presentation. Cash flows from distributions of unconsolidated affiliates for the nine months ended September 30, 2005 and 2004, previously classified as investing activities, have been reclassified from the prior 2005 presentations to reflect distributions of income as operating activities and distributions of capital as investing activities. There was no change in the total distributions from unconsolidated affiliates for any period presented.

Supplemental Cash Flow Information
      The Company paid $22.8 million and $18.4 million for interest in the first nine months of 2005 and 2004, respectively. The Company capitalized interest expense of $9.0 million and $6.8 million during the first nine months of 2005 and 2004, respectively. The Company paid state income taxes, net of refunds, of $6.1 million and $2.5 million in the first nine months of 2005 and 2004, respectively.
      The Company’s non-cash activities in the periods presented included the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options, the tax benefit on exercises of stock options, the receipt of three notes receivable in payment for the sale of a subsidiary and the sale of an interest in an unconsolidated affiliate, and the receipt of a debt agreement in payment for an interest in another unconsolidated affiliate. During the nine months ended September 30, 2005 and 2004, executives surrendered Company stock worth $4.3 million and $20.9 million, respectively, as payment for strike prices of stock options. During the nine months ended September 30, 2005 and 2004, the Company recorded tax benefits on the exercises of stock options of $10.2 million and $18.1 million, respectively. In addition, during the first nine months of 2005, the Company received notes receivable in the amounts of $7.5 million in payment for the sale of a subsidiary and $9.4 million in payment for the sale of its interest in an unconsolidated affiliate. During the first nine months of 2004, the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in another unconsolidated affiliate.
      Cash flows related to assets ultimately planned to be sold, including Towns & Resorts development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberlands, and land and buildings developed by the Company and used for commercial rental purposes, are included in operating activities on the statements of cash flows. The Company’s assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include purchases and dispositions of Company owned amenities and assets not held for sale. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities; distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Recent Accounting Pronouncement
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (as amended) (“FIN 47”). FIN 47 is applicable for future asset retirement obligations for which the obligation to retire the asset is unconditional but the timing and/or method of settlement are conditional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on a future event that may or may not be within an entity’s control. If the fair value of such an obligation can be reasonably estimated, a liability should be recognized at fair value when incurred, with any uncertainty as to timing or method of settlement taken into consideration when determining the fair value. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation and acknowledges that such information may not be available. FIN 47 is applicable for fiscal years ending after December 15, 2005. The Company plans to adopt FIN 47 as of December 31, 2005 and does not expect FIN 47 to have a material effect on its results of operations or financial position.
      In October 2005, the FASB published FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”), which stipulates that a lessee’s rental costs associated with operating leases during a construction period must be recognized as rental expense, included in income from continuing operations, and allocated over the lease term according to current guidance on accounting for leases. The Company plans to adopt FSP 13-1 beginning January 1, 2006 as required by the FSP. Upon adoption, the Company does not expect FSP 13-1 to have a material effect on its results of operations or financial position.
      In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). In addition, the FASB has issued FSP SOP 78-9-1,“Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in EITF No. 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/or (b) substantive participating rights. The consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating the effect of this consensus on its consolidation policies.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statement applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. FAS 154 is effective for the Company beginning January 1, 2006, with earlier application allowed. The Company plans to adopt FAS 154 as of January 1, 2006 and does not expect FAS 154 to have a material effect on its current financial position or results of operations.

3.	Discontinued Operations
      Discontinued operations for 2005 include the sale and results of operations of Advantis Real Estate Services Company (“Advantis”), our commercial real estate services unit, the sales and results of operations of three commercial buildings sold in 2005, and the results of operations of one commercial building that was held for sale at September 30, 2005. Discontinued operations for 2004 include the results of operations of Advantis and the three commercial buildings sold in 2005 and one commercial building classified as held for sale, as well as the sales and results of operations of two commercial buildings sold in 2004.
      On September 7, 2005, the Company sold Advantis for a purchase price of $11.0 million, consisting of $3.5 million in cash and $7.5 million in notes receivable, for a net of tax loss of $6.2 million, or $0.08 per share. Advantis recorded revenues of $18.5 million and $70.0 million in the three-month and nine-month periods ended September 30, 2005, respectively, and $23.9 million and $66.7 million in the three-month and nine-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
month periods ended September 30, 2004, respectively. Advantis recorded pre-tax (losses) income of $(1.0) million and $(1.1) million in the three-month and nine-month periods ended September 30, 2005, respectively, and $0.1 million and $(0.1) million in the three-month and nine-month periods ended September 30, 2004, respectively. Under the terms of the sale, the Company will continue to use Advantis to manage certain of its commercial properties and Advantis may be involved in certain sales of Company land which occur in the future.
      Building sales included in discontinued operations in 2005 consisted of the sales of 1133 20th Street in Washington, DC, sold on September 29, 2005, for proceeds of $46.9 million and a pre-tax gain of $19.7 million, Lakeview in Tampa, Florida, sold on September 7, 2005, for proceeds of $18.0 million and a pre-tax gain of $4.1 million, and Palm Court in Tampa, Florida, sold on September 7, 2005, for proceeds of $7.0 million and a pre-tax gain of $1.8 million. The aggregate revenues generated by these three buildings prior to their sales totaled $2.2 million and $6.8 million for the three-month and nine-month periods ended September 30, 2005, respectively, and $2.5 million and $7.3 million for the three-month and nine-month periods ended September 30, 2004, respectively. Aggregate pre-tax income (loss) was $0.1 million and $(0.1) million for the three-month and nine-month periods ended September 30, 2005, respectively, and $0.2 million and $0.7 million for the three-month and nine-month periods ended September 30, 2004, respectively.
      Building sales included in discontinued operations in 2004 consisted of the sales of 1750 K Street in Washington, DC, sold on July 30, 2004, for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million, and Westchase Corporate Center in Houston, Texas, sold on August 16, 2004, for proceeds of $20.3 million and a pre-tax gain of $0.2 million. The aggregate revenues generated by these two buildings prior to their sales totaled $1.0 million and $5.9 million for the three-month and nine-month periods ended September 30, 2004, respectively. Aggregate pre-tax income was less than $0.1 million for the third quarter of 2004 and $0.6 million for the nine-months ended September 30, 2004.

4.	Investment in Real Estate
      Real estate investments by segment include the following (in thousands) (a):

	September 30, 2005	December 31, 2004

Operating property:
Towns & Resorts	$79,764	$76,644
Commercial real estate	12,149	7,255
Land sales	966	1,095
Forestry	73,814	77,431
Other	213	164

Total operating property	166,906	162,589

Development property:
Towns & Resorts	380,153	323,855
Commercial real estate	47,104	69,686
Land sales	10,227	9,316

Total development property	437,484	402,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005	December 31, 2004

Investment property:
Towns & Resorts	27,228	7,394
Commercial real estate	293,784	356,003
Land sales	260	182
Forestry	60,552	973
Other	6,804	6,480

Total investment property	388,628	371,032

Investment in unconsolidated affiliates:
Towns & Resorts	23,209	29,461
Commercial real estate	—	11,579

Total investment in unconsolidated affiliates	23,209	41,040

Total real estate investments	1,016,227	977,518
Less: Accumulated depreciation	38,570	34,888

Net real estate investments	$977,657	$942,630

(a)	This table excludes all assets included in discontinued operations.
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
      Included in assets held for sale is a $15.7 million building previously included in investment property.
      Depreciation expense reported on real estate was $7.3 million and $8.3 million in the nine months ended September 30, 2005 and 2004, respectively.

5.	Debt
      Debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Senior notes	$407,000	$275,000
Debt secured by certain commercial and residential property	102,372	129,835
Various secured and unsecured notes payable	14,894	16,275

Total debt	$524,266	$421,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate maturities of debt subsequent to September 30, 2005 are as follows (in millions):

2005	$1.8
2006	5.5
2007	69.2
2008	68.2
2009	47.0
2010	0.6
Thereafter	332.0

Total	$524.3

      On July 22, 2005, the Company closed on a new four-year $250 million senior revolving credit facility (the “New Credit Facility”) that replaced the existing $250 million senior revolving credit facility, which was to expire on March 30, 2006. The New Credit Facility, which expires on July 21, 2009, bears interest based on leverage levels at one-month LIBOR plus a margin in the range of 0.4% to 1.0% (currently 0.5% ). The New Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements.
      On August 25, 2005, the Company issued senior notes in a private placement for an aggregate principal amount of $150 million, with $65 million maturing on August 25, 2015 and a fixed interest rate of 5.28%, $65 million maturing on August 25, 2017 and a fixed interest rate of 5.38%, and $20 million maturing on August 25, 2020 and a fixed interest rate of 5.49%. Interest will be payable semiannually. The notes contain financial covenants similar to those in the Company’s New Credit Facility.
      At September 30, 2005, management believes the Company was in compliance with financial covenants contained in the senior notes and the senior revolving credit agreement, including maximum debt ratios and minimum fixed charge coverage and net worth requirements.

6.	Employee Benefit Plans
      A summary of the net periodic pension expense (credit) follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Service cost	$3,020	$1,800	$5,200	$4,200
Interest cost	3,180	2,200	6,500	6,400
Expected return on assets	(5,996)	(4,800)	(13,600)	(14,600)
Prior service costs	296	200	600	600
Curtailment charge	900	—	900	—

Total pension expense (credit)	$1,400	$(600)	$(400)	$(3,400)

7.	Segment Information
      The Company conducts primarily all of its business in four reportable operating segments: Towns & Resorts, commercial real estate, land sales, and forestry. The Towns & Resorts segment develops and sells housing units and home sites and manages residential communities. The commercial real estate segment owns and leases commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land and develops home sites

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily within rural settings from the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.
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
      Information by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total Revenues:
Towns & Resorts	$169,021	$167,542	$511,438	$444,205
Commercial real estate	35,957	29,494	81,552	63,454
Land sales	24,320	14,643	65,744	51,374
Forestry	6,216	8,080	21,784	27,133

Total revenues	$235,514	$219,759	$680,518	$586,166

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest:
Towns & Resorts	$25,555	$31,814	$99,484	$75,272
Commercial real estate	14,193	2,849	17,882	4,618
Land sales	16,597	11,479	44,689	40,377
Forestry	645	1,892	4,213	6,984
Other	(16,117)	(13,591)	(45,259)	(36,985)

Consolidated income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$40,873	$34,443	$121,009	$90,266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2005	December 31, 2004

Total Assets:
Towns & Resorts	$676,620	$584,256
Commercial real estate	467,058	534,113
Land sales	28,649	32,150
Forestry	146,239	90,169
Corporate	259,871	162,941

Total assets	$1,578,437	$1,403,629

8.	Contingencies
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
      At September 30, 2005, the Company was party to surety bonds and standby letters of credit in the amounts of $46.8 million and $37.1 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
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
      The Company is involved in regulatory proceedings related to its former mill site in Gulf County, Florida. The Company has accrued an allocated share of the total estimated cleanup costs for these sites. Based upon management’s evaluation of the other potentially responsible parties, the Company does not expect to incur additional amounts even though the Company has joint and several liability.
      The Company is currently a party to, or involved in, other legal proceedings directed at the cleanup of various sites, and proceedings involving environmental matters, such as alleged discharge of oil or waste material into water or soil, are pending or threatened against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Aggregate environmental-related accruals were $4.1 million as of September 30, 2005 and December 31, 2004.

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
      We have four operating segments: Towns & Resorts, commercial real estate, land sales, and forestry.
      Our Towns & Resorts segment generates revenues from:

•	the sale of housing units built by us;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of developed home sites;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our Towns & Resorts developments; and

•	management fees.
      Our commercial real estate segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us; and

•	the sale of developed and undeveloped land for retail, apartment, office, and industrial properties.
      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed home sites primarily within rural settings.
      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of cypress lumber and mulch.
      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Economic, political, and weather-related conditions could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials, the cost of insurance, the availability of and changes in prices of fuel and energy, and other factors affecting us and the real estate industry in general and coastal real estate in particular. Additionally, increases in interest rates could reduce the demand for homes we build and home sites we develop, particularly primary housing and home sites and commercial properties we develop or sell.
      Recently, activity in our resort residential projects in Northwest Florida has slowed. The 2005 hurricane season started early with four named storms impacting the coast of the Gulf of Mexico during the third quarter. We were fortunate since there was only minimal damage to our property, allowing us to quickly resume normal operations after each storm. However, the hurricanes in the third quarter disrupted and depressed normal visitor traffic flows — and consequently demand for resort residential properties. Other macroeconomic and regional factors may also be contributing to the slowing of sales. It will remain unclear for some time what direct and indirect impacts the 2005 hurricane season and the potential impact of these other factors will have on the Company.
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
      Forward-looking statements are not guarantees of future performance. You are cautioned not to place undue reliance on any of these forward-looking statements. These statements are made as of the date hereof based on our current expectations, and we undertake no obligation to update the information contained in this report. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.
      Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2004, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeast United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	whether our developments receive all land-use entitlements and other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices or availability of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on approvals of the local airport authority and the Federal Aviation Administration, various permits, and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	the continuing effects of recent hurricane disasters on the regional and national economies and current and future demand for our products in Florida;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida;

•	the availability of and changes in prices of fuel and energy; and

•	acts of war, terrorism, or other geopolitical events.
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
      The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in these policies during the first nine months of 2005.

Recently Issued Accounting Standards
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (as amended) (“FIN 47”). FIN 47 is applicable for future asset retirement obligations for which the obligation to retire the asset is unconditional, but the timing and/or method of settlement are conditional on a future event that may or may not be within an entity’s control. If the fair value of such an obligation can be reasonably estimated, a liability should be recognized at fair value when incurred, with any uncertainty as to timing or method of settlement taken into consideration when determining the fair value. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation and acknowledges that such information may not be available. FIN 47 is applicable for fiscal years ending after December 15, 2005. We plan to adopt FIN 47 as of December 31, 2005; management does not expect FIN 47 to have a material effect on our results of operations or financial position.
      In October 2005, the FASB published FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”), which stipulates that a lessee’s rental costs associated with operating leases during a construction period must be recognized as rental expense, included in income from continuing operations, and allocated over the lease term according to current guidance on accounting for leases. We plan to adopt FSP 13-1 beginning January 1, 2006 as required by the FSP. Upon adoption, we do not expect FSP 13-1 to have a material effect on our results of operations or financial position.
      In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). In addition, the FASB has issued FASB Staff Position (FSP) SOP 78-9-1,“Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in EITF 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/or (b) substantive participating rights. The consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We are currently evaluating the effect of this consensus on its consolidation policies.
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
Results of Operations
      Net income for the third quarter of 2005 was $36.1 million, or $0.47 per diluted share, compared with $26.3 million, or $0.34 per diluted share, for the third quarter of 2004. Net income for the first nine months of 2005 was $89.4 million, or $1.17 per diluted share, compared with $62.0 million, or $0.80 per diluted share, for the first nine months of 2004.
      We report revenues from our four operating segments: Towns & Resorts, commercial real estate, land sales, and forestry. Real estate sales are generated from sales of housing units and developed home sites in our Towns & Resorts segment, developed and undeveloped land and in-service buildings that are not reported as discontinued operations in our commercial real estate segment, and parcels of undeveloped land and developed home sites in rural settings in our land sales segment. Timber sales are generated from the forestry segment. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate segment. Other revenues are primarily club operations and management and brokerage fees from the Towns & Resorts segment.
Consolidated Results
      Revenues and expenses. The following table sets forth a comparison of the revenues and expenses for the three–month and nine-month periods ended September 30, 2005 and 2004, excluding discontinued operations.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	Difference	% Change	2005	2004	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$206.5	$189.9	$16.6	9%	$593.4	$503.2	$90.2	18%
Timber sales	6.2	8.1	(1.9)	(23)	21.8	27.2	(5.4)	(20)
Rental	10.1	8.1	2.0	25	30.4	22.4	8.0	4
Other	12.7	13.7	(1.0)	(7)	34.9	33.3	1.6	5

Total	235.5	219.8	15.7	7	680.5	586.1	94.4	16

Expenses:
Cost of real estate sales	132.7	128.8	3.9	3	380.2	333.7	46.5	14
Cost of timber sales	4.9	5.1	(0.2)	(4)	15.1	16.9	(1.8)	(11)
Cost of rental revenues	3.7	3.3	0.4	12	11.7	9.3	2.4	26
Cost of other revenues	10.0	11.4	(1.4)	(12)	29.9	27.9	2.0	7
Other operating expenses	19.0	16.4	2.6	15	52.2	49.1	3.1	6

Total	$170.3	$165.0	$5.3	3%	$489.1	$436.9	$52.2	12%

      The increases in revenues from real estate sales in the three-month and nine-month periods ended September 30, 2005, compared to 2004 were due to increases in the land sales, commercial real estate, and Towns & Resorts segments. The increases in cost of real estate sales for the same periods were due to increases in the Towns & Resorts and land sales segments, partially offset by a decrease in the commercial real estate segment. The increases in rental revenues and cost of rental revenues were in each case primarily due to the operations of commercial buildings purchased since September 30, 2004 in the commercial real estate segment. Timber revenues decreased primarily due to a reduction in pricing and volume harvested from

Company-owned lands. Cost of timber revenues decreased primarily due to a decrease in cut and haul expenses related to lower levels of harvesting. The decrease in other revenues and cost of other revenues for the three-month period is primarily due to a decrease in resale brokerage revenues and related costs in the Towns & Resorts segment, while the increase in the nine-month period is primarily due to an increase in volume for WaterColor vacation rentals, partially offset by the decrease in resale brokerage revenues and related costs. For further discussion of revenues and expenses, see Segment Results below.
      Corporate expense. Corporate expense, representing corporate general and administrative expenses, increased $1.8 million, or 17%, to $12.4 million in the third quarter of 2005, from $10.6 million in the third quarter of 2004. The increase was primarily due to the recording of pension expense of $(0.5) million in 2005 compared to a pension credit of $0.6 million in 2004 as a result of a decrease in the amount of our year-to-date pension credit. Corporate expense increased $7.1 million, or 24%, to $36.3 million in the first nine months of 2005, from $29.2 million in the first nine months of 2004. The increase was primarily due to the decrease in pension credit and other compensation related costs. We believe that the pension plan credit over the next few quarters will return to levels experienced in the first two quarters of 2005.
      Depreciation and amortization. Depreciation and amortization increased $1.8 million, or 23%, to $9.5 million in the third quarter of 2005, compared to $7.7 million in the third quarter of 2004, and increased $5.5 million, or 24%, to $28.3 million in the first nine months of 2005, compared to $22.8 million in the first nine months of 2004. The increases were in each case primarily due to increases in assets in the commercial real estate segment. This segment reported increases in depreciation expense of $0.7 million and $2.1 million for the three-month and nine-month periods ended September 30, 2005, primarily due to additional investments in commercial investment property and property, plant and equipment. This segment reported increases in amortization expense of $0.9 million and $2.9 million for the three-month and nine-month periods ended September 30, 2005, primarily due to an increase in intangible assets associated with our commercial operating properties.
      Other income (expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets and other income. Other income (expense) was $(2.5) million and $(2.0) million in the three-month periods ended September 30, 2005 and 2004, respectively. Other income (expense) was $(6.0) million and $(5.0) million in the nine-month periods ended September 30, 2005 and 2004, respectively. Interest expense increased to $4.3 million in the third quarter of 2005 from $2.8 million in the third quarter of 2004 and to $10.3 million in the first nine months of 2005 from $7.3 million in the first nine months of 2004, primarily due to increases in average borrowings in the 2005 periods compared to the 2004 periods.
      Equity in income of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates totaled $3.1 million and $1.4 million in the three-month periods ended September 30, 2005 and 2004, respectively. Equity in income of unconsolidated affiliates totaled $10.6 million and $3.0 million in the nine-month periods ended September 30, 2005 and 2004, respectively.
      The Towns & Resorts segment recorded equity in income of unconsolidated affiliates of $3.1 million for the third quarter of 2005 compared to $1.0 million for the third quarter of 2004, and $8.2 million for the first nine months of 2005 compared to $3.1 million for the first nine months of 2004. The increases were primarily due to an increase in closings and increased pricing at Rivercrest and Paseos, two 50% owned unconsolidated affiliates.
      The commercial real estate segment recorded no equity in the income (loss) of unconsolidated affiliates in the third quarter of 2005 compared to $0.4 million in the third quarter of 2004, and $2.4 million in the first nine months of 2005 compared to $(0.1) million in the first nine months of 2004. In the second quarter of 2005, this segment reported equity in income of $2.2 million from Deerfield Commons I, LLC and $0.2 million from Deerfield Park, LLC, resulting from the gains on the sales of the building and the final parcel of land, respectively, of these two affiliates. On June 24, 2005, we sold our 50% interest in Codina Group, Inc. at book value.

      Income tax expense. Income tax expense totaled $15.8 million and $13.8 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $47.8 million and $35.9 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Our effective tax rates were 37.1% and 38.9% for the three-month periods ended September 30, 2005 and 2004, respectively, and 37.3% and 38.9% for the nine-month periods ended September 30, 2004. The decreases in the effective tax rates were in each case primarily due to a change in the tax law which allows a special deduction for domestic manufacturing costs, including construction, beginning in 2005, resulting in the creation of a permanent difference.
Segment Results

Towns & Resorts.
      Our Towns & Resorts segment develops large-scale, mixed-use communities. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capital, and significant Gulf of Mexico beach frontage and waterfront properties, which we believe are suited for primary housing, resort and second-home communities. Our residential homebuilding in North Carolina and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.
      Recently, activity in our resort residential projects in Northwest Florida has slowed. Hurricanes impacting the coast of the Gulf of Mexico in the third quarter disrupted and depressed normal visitor traffic flows — and consequently demand for resort residential properties. Other macroeconomic and regional factors may also be contributing to the slowing of sales. It will remain unclear for some time what direct and indirect impacts the 2005 hurricane season and the potential impact of these other factors will have on the Company.
      The table below sets forth the results of operations of our Towns & Resorts segment for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues:
Real estate sales	$156.2	$153.9	$476.0	$411.2
Rental revenues	0.5	0.3	1.2	0.8
Other revenues	12.3	13.3	34.2	32.2

Total revenues	169.0	167.5	511.4	444.2

Expenses:
Cost of real estate sales	117.3	110.2	338.6	296.8
Cost of rental revenues	0.6	0.4	1.2	0.9
Cost of other revenues	10.5	11.0	29.7	27.0
Other operating expenses	12.4	11.6	35.1	34.7
Depreciation and amortization	2.6	2.5	7.4	7.4
Impairment loss	—	—	—	2.0

Total expenses	143.4	135.7	412.0	368.8

Other income (expense)	—	—	0.1	(0.1)

Pretax income from continuing operations	$25.6	$31.8	$99.5	$75.3

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
      Percentage of completion accounting is also used for our home site sales when required development is not complete at the time of sale. Currently, we are using percentage of completion accounting for home sites sales at WaterSound West Beach and SummerCamp. Cash is collected at the time of sale, while gross profit on home site sales at those communities is recognized based on construction completed in relation to total construction costs.

Northwest Florida
      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are building single-family and multi-family residences and selling developed home sites in WaterColor. The community is planned to include approximately 1,140 units, including a PRC with fractional ownership. From WaterColor’s inception through September 30, 2005, total contracts accepted or closed totaled 852 homes and home sites, including 11 PRC units. Each PRC unit represents 8 PRC interests.
      WaterSound Beach, located approximately five miles east of WaterColor and situated on approximately 256 acres, includes over one mile of beachfront on the Gulf of Mexico. This community is currently entitled to include 511 units. From WaterSound Beach’s inception through September 30, 2005, contracts for 401 units were accepted or closed.
      WaterSound West Beach, located over one half mile west of WaterSound Beach on the beach side of County Road 30A, is being designed as a high-end resort community with 199 single-family home sites on approximately 62 acres. During the third quarter, contracts were accepted for the first eight home sites, of which six were closed in the quarter.
      Construction is proceeding at WaterSound, a resort community located approximately three miles from WaterSound Beach, less than two miles from the Gulf of Mexico and north of U.S. Highway 98 in Walton County. With a proposed 1,330 units of mixed-use development on approximately 1,402 acres owned by the Company, WaterSound is being planned for the pre-retirement and second-home markets with six and nine-hole golf courses along with pools, beach access, and other amenities. Sales are expected to begin in mid-2006.
      Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. As of September 30, 2005, there were 393 units sold or under contract. On October 20, 2005, we announced an agreement to sell 55 developed home sites at Palmetto Trace to David Weekley Homes, LLP, a national homebuilder.
      Hawks Landing is a primary home community in Lynn Haven, in Bay County, Florida on approximately 88 acres. We plan to develop and sell 167 home sites at Hawks Landing to local and national home builders. As of September 30, 2005, there were 83 units under contract to D.R. Horton, a national homebuilder.
      At WindMark Beach, construction continued on the next phase, presently planned for 1,552 units along more than 15,000 feet of beachfront near the town of Port St. Joe. Sales on this next phase are expected to begin in 2006. Construction also continued on the realignment of a 3.5-mile segment of U.S. 98 within

WindMark Beach. Plans provide for a public beachfront trail system to be constructed on the existing roadbed once the road has been relocated away from the beach. Five retail home sites and one beachfront home remain to be sold of the 110 units in the first 80-acre phase, none of which have been offered for sale. From WindMark Beach’s inception through September 30, 2005, contracts for 104 home sites were accepted or closed.
      SouthWood, which is situated on approximately 3,370 acres in southeast Tallahassee, has land use entitlements for up to 4,770 residential units and a town center with restaurants, retail shops, and offices. From SouthWood’s inception through September 30, 2005, contracts for 1,530 units were accepted or closed.
      Present plans for SummerCamp call for a 499-unit development on 762 acres located approximately 45 miles south of Tallahassee in Franklin County on the Gulf of Mexico. During the third quarter of 2005, we closed on the sales of 48 of the first 52 home sites offered for sale.

Northeast Florida
      Environmental permitting and predevelopment planning continue at RiverTown, which is planned for 4,500 units on 4,170 acres located in St. Johns County, south of Jacksonville, Florida, with more than 3.5 miles of frontage on the St. Johns River. Sales are currently scheduled to start in late 2006, with the first closings expected in 2007.
      St. Johns Golf & Country Club is a primary residential community located on approximately 820 acres we acquired in St. Johns Country, Florida. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. From its inception through September 30, 2005, contracts for 740 units were accepted or closed.

Central Florida
      Victoria Park is situated on 1,859 acres in Deland between Daytona Beach and Orlando. Plans include approximately 4,200 residences built among parks, lakes and conservation areas. From Victoria Park’s inception through September 30, 2005, contracts for 942 units were accepted or closed.
      Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired. Current plans include approximately 616 units. From Artisan Park’s inception through September 30, 2005, contracts for 455 units were accepted or closed.
      The Company manages and owns 50% of the joint ventures developing Rivercrest and Paseos, two primary residential communities. Sales are substantially complete at Rivercrest, a 1,382-unit primary residential community located near Tampa, and Paseos, a 325-unit primary residential community situated on 175 acres in Jupiter.

Southwest Florida
      Predevelopment work continued during the third quarter on Perico Island, located in the City of Bradenton in Manatee County. Entitled for 686 condominium units on 352 acres, it is being designed as a community with a clubhouse, related amenities, and access to a marina being developed by us. Construction and sales are expected to begin in 2006.

Three Months Ended September 30
      Real estate sales include sales of homes and home sites and sales of land. Cost of real estate sales for homes and home sites includes direct costs, selling costs and other indirect costs. In the third quarter of 2005, the components of cost of real estate sales for homes and home sites were $99.1 million in direct costs, $7.7 million in selling costs, and $10.5 million in other indirect costs. In the third quarter of 2004, the components of cost of real estate sales were $91.9 million in direct costs, $8.3 million in selling costs, and $10.0 million in other indirect costs. The overall increase in real estate sales and cost of sales was primarily due to increased sales at our primary home communities and an overall increase in average selling prices, which were partially offset by the previously mentioned slower activity in the third quarter of 2005 at our resort residential projects.
      Sales of homes in the third quarter of 2005 totaled $134.9 million, with related costs of sales of $111.8 million, resulting in a gross profit percentage of 17%, compared to sales of homes in the third quarter of 2004 of $127.9 million, with cost of sales of $103.2 million, resulting in a gross profit percentage of 19%. The decrease in gross profit percentage was primarily due to a change in the product mix as sales in our higher margin resort communities decreased while sales in our lower margin primary home communities increased.
      Cost of real estate sales for homes in the third quarter of 2005 consisted of $94.8 million in direct costs, $7.0 million in selling costs, and $10.0 million in indirect costs. Cost of real estate sales for homes in the third quarter of 2004 consisted of $86.8 million in direct costs, $7.1 million in selling costs, and $9.3 million in indirect costs.
      Sales of home sites in the third quarter of 2005 totaled $21.2 million, with related cost of sales of $5.5 million, resulting in a gross profit percentage of 74%, compared to sales of home sites in the third quarter of 2004 of $25.6 million, with related cost of sales of $7.0 million, resulting in a gross profit percentage of 73%. The increase in gross profit percentage was primarily due an overall increase in average selling prices. The decrease in revenues was primarily due to the previously mentioned slower activity in the third quarter of 2005 at our resort residential projects.
      Cost of real estate sales for home sites in the third quarter of 2005 consisted of $4.3 million in direct costs, $0.7 million in selling costs, and $0.5 million in indirect costs. Cost of real estate sales for home sites in the third quarter of 2004 consisted of $5.1 million in direct costs, $1.2 million in selling costs, and $0.7 million in indirect costs.
      The following table sets forth home and home site sales activity by individual developments, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Single-family homes	1	$0.8	$0.7	$0.1	1	$0.9	$0.6	$0.3
Private Residence Club	—	—	—	—	—	8.6	4.9	3.7
Home sites	5	4.2	0.9	3.3	28	19.3	4.5	14.8
WaterSound Beach:
Multi-family homes	39	1.4	1.6	(0.2)	—	24.1	13.9	10.2
Home sites	4	5.6	0.6	5.0	—	—	—	—
WaterSound West Beach:
Home sites	6	1.7	0.4	1.3	—	—	—	—
Bay County:
The Hammocks:
Single-family homes	—	—	—	—	7	1.2	1.2	—
Townhomes	19	2.8	2.4	0.4	10	1.2	1.1	0.1
Home sites	—	—	—	—	28	1.1	0.6	0.5
Palmetto Trace:
Single-family homes	27	7.5	5.4	2.1	5	0.9	0.8	0.1
Townhomes	6	0.8	0.6	0.2	19	2.4	2.2	0.2

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Leon County:
SouthWood:
Single-family homes	51	13.4	11.7	1.7	18	4.8	4.3	0.5
Townhomes	13	2.5	2.3	0.2	17	3.0	2.6	0.4
Home sites	12	1.7	1.0	0.7	19	1.9	0.9	1.0
Franklin County:
SummerCamp:
Home sites	48	5.8	2.1	3.7	—	—	—	—
Gulf County:
Windmark Beach:
Home sites	—	—	—	—	1	1.0	0.2	0.8
Bridgeport:
Home sites	21	0.6	0.6	—	—	—	—	—
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Single-family homes	30	13.1	9.6	3.5	26	9.0	7.4	1.6
Home sites	12	0.9	0.2	0.7	4	0.5	0.2	0.3
Duval County:
James Island:
Single-family homes	—	—	—	—	1	0.5	0.4	0.1
Hampton Park:
Single-family homes	2	0.7	0.8	(0.1)	13	5.0	4.3	0.7
Central Florida:
Osceola County:
Artisan Park:
Single-family homes	17	8.1	6.0	2.1	9	3.8	3.1	0.7
Townhomes	3	1.2	0.9	0.3	—	—	—	—
Multi-family homes	32	10.9	8.5	2.4	—	4.7	3.8	0.9
Home sites	1	0.4	(0.4)	0.8	4	0.9	0.2	0.7
Volusia County:
Victoria Park:
Single-family homes	68	19.0	14.8	4.2	42	9.6	8.4	1.2
Home sites	4	0.3	0.1	0.2	11	0.9	0.4	0.5
North and South Carolina:
Saussy Burbank:
Single-family homes	195	52.7	46.5	6.2	208	48.2	44.2	4.0

Total	616	$156.1	$117.3	$38.8	471	$153.5	$110.2	$43.3

      At WaterColor, the volume of sales decreased for home sites as a result of slower activity. There was no revenue or cost of revenue recorded in 2005 using the percentage-of-completion method of accounting since construction of the PRC has been completed.
      At WaterSound Beach, the gross profit (loss) percentage on multi-family home sales, recorded using the percentage-of-completion method of accounting, decreased to (14)% in the third quarter of 2005 from 42% in the third quarter of 2004, primarily due to an increase in construction costs as construction nears completion.

      At WaterSound West Beach, total proceeds from the sales of home sites were $4.2 million during the third quarter of 2005. Since required infrastructure and amenity development was not complete at the time the home sites were sold, percentage of completion accounting was used and gross profit was recognized based on construction completed in relation to total estimated construction costs. As a result of using percentage of completion accounting, we recognized $1.7 million in revenue related to WaterSound West Beach in the third quarter of 2005 with related costs of $0.4 million. As of September 30, 2005, there was a balance of $1.9 million in deferred profit for sales at WaterSound West Beach, substantially all of which we expect to recognize as income over the period from now until the end of 2006.
      At The Hammocks, the gross profit on townhomes increased to 14% in the third quarter of 2005 from 8% in the third quarter of 2004, primarily due to an increase in average prices. The average price of a townhome sold in the third quarter of 2005 was approximately $147,000 compared to $120,000 in the third quarter of 2004.
      At Palmetto Trace, the gross profit on single-family home sales increased to 28% in the third quarter of 2005 compared to 11% in the third quarter of 2004 and the gross profit on townhomes increased to 25% in the third quarter of 2005 compared to 8% in the third quarter of 2004. Both increases were primarily due to price increases. The average prices for single-family homes and townhomes sold in the third quarter of 2005 were approximately $278,000 and $133,000, respectively, compared to approximately $180,000 and $126,000, respectively, in the third quarter of 2004.
      At SouthWood, the gross profit percentage on townhome sales decreased to 8% in the third quarter of 2005 from 13% in the third quarter of 2004 and the gross profit percentage on home sites decreased to 41% in the third quarter of 2005 from 53% in the third quarter of 2004. Both decreases were due to an increase in development costs and a decrease in the number of residential units included in our current plans, resulting in increased development costs on a per unit basis.
      At SummerCamp, total proceeds from the sales of home sites were $18.2 million during the third quarter of 2005. Since required infrastructure and amenity development was not complete at the time the home sites were sold, percentage of completion accounting was used and gross profit was recognized based on construction completed in relation to total estimated construction costs. As a result of using percentage of completion accounting, we recognized $5.8 million in revenue related to SummerCamp in the third quarter of 2005 with related costs of $2.1 million. As of September 30, 2005, there was a balance of $7.8 million in deferred profit for sales at SummerCamp, substantially all of which we expect to recognize as income over the period from now until the end of 2008.
      At St. Johns Golf & Country Club, the gross profit on single-family home sales increased to 27% in the third quarter of 2005 compared to 18% in the third quarter of 2004, primarily due to increases in pricing. The average price of a single-family home sold in the third quarter of 2005 was approximately $437,000 compared to $346,000 in the third quarter of 2004. The gross profit on home site sales increased to 78% in the third quarter of 2005 compared to 60% in the third quarter of 2004, primarily due to a change in the mix of sizes and locations of home sites closed in each period.
      At Artisan Park, the gross profit percentage on single-family homes increased to 26% in the third quarter of 2005, compared to 18% in the third quarter of 2004, primarily due to pricing increases. The average price of a single-family home sold in the third quarter of 2005 was approximately $476,000 compared to $422,000 in the third quarter of 2004. The cost of sales for home sites is negative in 2005 due to a reduction in development costs on a per unit basis.
      At Victoria Park, the gross profit percentage on single-family homes increased to 22% in the third quarter of 2005 compared to 13% in 2004, primarily due to pricing increases. The average price of a single-family home sold in the third quarter of 2005 was approximately $279,000 compared to approximately $229,000 in the third quarter of 2004.
      At Saussy Burbank, the gross profit percentage on single-family homes increased to 12% in the third quarter of 2005 from 8% in the third quarter of 2004, primarily due to increased pricing and a change in the mix of products sold, with more closings in 2005 occurring in higher margin communities.

      Other revenues, which include revenues from the WaterColor Inn, other resort operations, and management and brokerage fees, were $12.3 million in the third quarter of 2005 with $10.5 million in related costs, compared to revenues totaling $13.3 million in the third quarter of 2004 with $11.0 million in related costs. The decreases in other revenues and cost of other revenues were primarily due to a decrease in resale brokerage revenues and related costs, partially offset by an increase in revenues and cost of revenues for our vacation rental operations. The decrease in the gross profit percentage was primarily due to an increase in costs associated with vacation rental operations and the WaterColor Inn while revenues from operations at the WaterColor Inn did not change significantly.

Nine Months Ended September 30
      In the first nine months of 2005, the components of cost of real estate sales for homes and home sites were $286.6 million in direct costs, $22.8 million in selling costs, and $29.0 million in other indirect costs. In the first nine months of 2004, the components of cost of real estate sales were $247.0 million in direct costs, $21.6 million in selling costs, and $28.4 million in other indirect costs. The overall increase in real estate sales and cost of sales was primarily due to an overall increase in average selling prices and an increase in home sales, excluding multi-family sales for which revenues and cost of revenues are recorded using the percentage-of-completion method of accounting, which were partially offset by the previously mentioned slower activity in the third quarter of 2005 at our resort residential projects.
      Sales of homes in the first nine months of 2005 totaled $378.1 million, with related costs of sales of $315.0 million, resulting in a gross profit percentage of 17%, compared to sales of homes in the first nine months of 2004 of $316.2 million, with cost of sales of $267.4 million, resulting in a gross profit percentage of 15%. The increase in gross profit percentage was primarily due to an overall increase in average selling prices, partially offset by lower margins in the third quarter resulting from a change in product mix as sales in our higher margin resort communities decreased while sales in our primary home communities increased.
      Cost of real estate sales for homes in the first nine months of 2005 consisted of $268.2 million in direct costs, $19.8 million in selling costs, and $26.9 million in indirect costs. Cost of real estate sales for homes in the first nine months of 2004 consisted of $224.8 million in direct costs, $17.1 million in selling costs, and $25.5 million in indirect costs.
      Sales of home sites in the first nine months of 2005 totaled $97.7 million, with related cost of sales of $23.6 million, resulting in a gross profit percentage of 76%, compared to sales of home sites in the first nine months of 2004 of $94.1 million, with related cost of sales of $29.6 million, resulting in a gross profit percentage of 69%. An increase in revenues resulting from an increase in average selling prices was partially offset by the previously mentioned slower activity in the third quarter of 2005 at our resort residential projects.
      Cost of real estate sales for home sites in the first nine months of 2005 consisted of $18.4 million in direct costs, $3.0 million in selling costs, and $2.1 million in indirect costs. Cost of real estate sales for home sites in the first nine months of 2004 consisted of $22.2 million in direct costs, $4.5 million in selling costs, and $2.9 million in indirect costs.
      The following table sets forth home and home site sales activity by individual developments, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Walton County:
WaterColor:
Single-family homes	3	$2.3	$1.9	$0.4	8	$6.9	$5.2	$1.7
Private Residence Club	1	0.3	0.1	0.2	—	14.8	8.3	6.5
Home sites	49	32.2	7.3	24.9	135	62.6	19.5	43.1

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
WaterSound Beach:
Multi-family homes	39	20.4	12.8	7.6	50	36.3	24.1	12.2
Home sites	40	41.1	5.7	35.4	29	15.0	3.7	11.3
WaterSound West Beach:
Home sites	6	1.7	0.4	1.3	—	—	—	—
Bay County:
The Hammocks:
Single-family homes	29	5.7	5.3	0.4	34	5.4	5.1	0.3
Townhomes	31	4.2	3.7	0.5	14	1.7	1.5	0.2
Home sites	—	—	—	—	66	2.5	1.3	1.2
Palmetto Trace:
Single-family homes	54	13.5	10.3	3.2	28	5.1	4.6	0.5
Townhomes	46	6.2	5.3	0.9	31	3.8	3.5	0.3
Summerwood:
Single-family homes	—	—	—	—	—	—	1.7	(1.7)
Leon County:
SouthWood:
Single-family homes	142	36.9	31.8	5.1	103	24.5	20.8	3.7
Townhomes	31	5.9	5.3	0.6	19	3.4	2.9	0.5
Home sites	44	6.1	3.4	2.7	33	3.2	1.4	1.8
Franklin County:
SummerCamp:
Home sites	48	5.8	2.1	3.7	—	—	—	—
Gulf County:
Windmark Beach:
Home sites	—	—	—	—	4	4.0	0.6	3.4
Bridgeport:
Home sites	31	0.7	0.7	—	—	—	—	—
Northeast Florida:
St. Johns County:
St. Johns Golf & Country Club:
Single-family homes	93	37.7	29.0	8.7	76	26.3	21.5	4.8
Home sites	32	2.1	0.6	1.5	23	2.2	0.9	1.3
Duval County:
James Island:
Single-family homes	2	1.1	1.0	0.1	11	4.3	3.8	0.5
Hampton Park:
Single-family homes	11	4.3	3.6	0.7	47	16.1	14.2	1.9
Central Florida:
Osceola County:
Artisan Park:
Single-family homes	40	18.2	14.9	3.3	25	10.8	8.0	2.8
Townhomes	4	1.7	1.4	0.3	—	—	—	—
Multi-family homes	32	34.7	26.7	8.0	—	4.6	3.8	0.8
Home sites	9	3.6	1.2	2.4	13	2.3	1.0	1.3

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Volusia County:
Victoria Park:
Single-family homes	219	57.9	48.3	9.6	125	27.5	23.9	3.6
Home sites	36	4.3	2.1	2.2	27	2.3	1.2	1.1
North and South Carolina:
Saussy Burbank:
Single-family homes	502	127.1	113.5	13.6	575	124.7	114.5	10.2

Total	1,574	$475.7	$338.4	$137.3	1,476	$410.3	$297.0	$113.3

      At WaterColor, the gross profit percentage of single-family homes decreased to 17% in the first nine months of 2005 compared to 25% in the first nine months of 2004, primarily due to the mix of sizes and locations of the homes sold in each period. The gross profit percentage from home site sales increased to 77% in the first nine months of 2005 from 69% in the first nine months of 2004 due to an increase in average price and the mix of locations of the closed home sites. The average price of a home site sold in the first nine months of 2005 was approximately $657,000 compared to approximately $464,000 in the first nine months of 2004.
      At WaterSound Beach, the gross profit percentage on home sites increased to 86% in the first nine months of 2005 from 75% in the first nine months of 2004, primarily due to pricing increases and the mix of sizes and locations of the home sites closed in each period. The average price for a home site sold in the first nine months of 2005 was approximately $1,027,000, compared to approximately $517,000 in the first nine months of 2004.
      At WaterSound West Beach, total proceeds from the sales of home sites were $4.2 million during the first nine months of 2005. Since required infrastructure and amenity development was not complete at the time the home sites were sold, percentage of completion accounting was used and gross profit was recognized based on construction completed in relation to total estimated construction costs. As a result of using percentage of completion accounting, we recognized $1.7 million in revenue related to WaterSound West Beach the first nine months of 2005 with related costs of $0.4 million. As of September 30, 2005, there was a balance of $1.9 million in deferred profit for sales at WaterSound West Beach, substantially all of which we expect to recognize as income over the period from now until the end of 2006.
      At Palmetto Trace, the gross profit on single-family home sales increased to 24% in the first nine months of 2005 compared to 10% in the first nine months of 2004, primarily due to price increases. The average price for single-family homes sold in the first nine months of 2005 was approximately $250,000 compared to approximately $182,000 in the first nine months of 2004. The gross profit on townhomes increased to 15% in the first nine months of 2005 compared to 8% in the first nine months of 2004, primarily due to pricing increases and the mix of locations of townhomes closed in each period.
      At SouthWood, the gross profit percentage on townhomes decreased to 10% in the first nine months of 2005 from 15% in the first nine months of 2004 and the gross profit percentage on home sites decreased to 44% in the first nine months of 2005 from 56% in the first nine months of 2004. Both decreases were due to an increase in development costs and a decrease in the number of residential units included in our current plans, resulting in increased development costs on a per unit basis.
      At SummerCamp, total proceeds from the sales of home sites were $18.2 million during the first nine months of 2005. Since required infrastructure and amenity development was not complete at the time the home sites were sold, percentage of completion accounting was used and gross profit was recognized based on construction completed in relation to total estimated construction costs. As a result of using percentage of completion accounting, we recognized $5.8 million in revenue related to SummerCamp in the first nine months of 2005 with related costs of $2.1 million. As of September 30, 2005, there was a balance of

$7.8 million in deferred profit for sales at SummerCamp, substantially all of which we expect to recognize as income over the period from now until the end of 2008.
      At St. Johns Golf & Country Club, the gross profit percentage on single-family homes increased to 23% in the first nine months of 2005, compared to 18% in the first nine months of 2004, primarily due to pricing increases. The gross profit percentage on home sites increased to 71% in the first nine months of 2005 from 59% in the first nine months of 2004, primarily due to the mix of sizes and locations of the home sites sold during each period.
      At Artisan Park, the gross profit percentage on single-family homes decreased to 18% in the first nine months of 2005 compared to 26% in the first nine months of 2004, primarily due to increased construction materials and labor costs resulting from the 2004 hurricane season. The gross profit percentage on multi-family homes increased to 23% in the first nine months of 2005 compared to 17% in the first nine months of 2004, primarily due to higher construction costs associated with the buildings under construction in 2004 compared to the buildings under construction in 2005. The gross profit percentage on home site sales increased to 67% in the first nine months of 2005 from 57% in the first nine months of 2004, primarily due to increased prices. The average price of a home site sold in the first nine months of 2005 was approximately $400,000 compared to approximately $177,000 in the first nine months of 2004.
      At Victoria Park, the gross profit on single-family homes sales increased to 17% in the first nine months of 2005 compared to 13% in the first nine months of 2004 and the gross profit on home sites increased to 51% in the first nine months of 2005 compared to 48% in the first nine months of 2004, primarily due to price increases and the mix of sizes and locations of the homes and home sites sold in each period. The average prices of homes and home sites sold in the first nine months of 2005 were approximately $264,000 and $119,000, respectively, compared to approximately $220,000 and $85,000, respectively, in the first nine months of 2004.
      At Saussy Burbank, the gross profit percentage on single-family homes increased to 11% in the first nine months of 2005 from 8% in the first nine months of 2004, primarily due to increased pricing and a change in the mix of products sold, with more closings in 2005 occurring in higher margin communities.
      Other revenues, which include revenues from the WaterColor Inn, other resort operations, and management and brokerage fees, were $34.2 million in the first nine months of 2005 with $29.7 million in related costs, compared to revenues totaling $32.2 million in the first nine months of 2004 with $27.0 million in related costs. The increases in other revenues and cost of other revenues were primarily due to an increase in volume for WaterColor vacation rentals, partially offset by a decrease in resale brokerage revenues and related costs. The decrease in the gross profit percentage was primarily due to an increase in costs associated with vacation rental operations and the WaterColor Inn.

Commercial Real Estate.
      Our commercial real estate segment develops and sells real estate for commercial purposes. We also own office, industrial and retail properties throughout the southeastern United States. The table below sets forth the results of continuing operations of our commercial real estate segment for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues:
Real estate sales	$26.1	$21.4	$51.8	$40.6
Rental revenues	9.6	7.7	29.2	21.6
Other revenues	0.3	0.4	0.5	1.2

Total revenues	36.0	29.5	81.5	63.4

Expenses:
Cost of real estate sales	10.8	17.5	28.6	31.6
Cost of rental revenues	3.1	2.9	10.4	8.4
Other operating expenses	2.2	2.4	7.0	7.3
Depreciation and amortization	4.8	3.2	14.4	9.4

Total expenses	20.9	26.0	60.4	56.7

Other income (expense)	(0.9)	(0.6)	(3.2)	(2.1)

Pretax income from continuing operations	$14.2	$2.9	$17.9	$4.6

Three Months Ended September 30
      Real estate sales. Total revenues from land sales in the third quarter of 2005 were $26.1 million, with a pre-tax gain of $15.3 million. Total revenues from land sales in the third quarter of 2004 were $21.4 million, with a pre-tax gain of $3.9 million. There were no sales of buildings included in income from continuing operations in either period. Land sales included the following:

	Number of	Acres		Gross Average	Gross
Land	Sales	Sold	Revenue	Price/Acre	Profit

			(In millions)	(In thousands)	(In millions)
Quarter ended September 30, 2005:
Northwest Florida(a)	11	133	$17.4	$144	$13.4
Other	3	19	8.7	454	1.9

Total/ Average	14	152	$26.1	$183	$15.3

Quarter ended September 30, 2004:
Northwest Florida	10	101	$3.9	$38	$2.8
Other	3	32	17.5	544	1.1

Total/ Average	13	133	$21.4	$161	$3.9

(a)	Net of deferral of revenue and gross profit, based on percentage of completion accounting, of $1.8 million and $1.4 million, respectively, on a 2005 land sale.
      The increase in average per-acre prices reflects general pricing increases in our commercial and business parks as well as a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.

      The gross profit percentage on land sales increased to 59% in the third quarter of 2005 from 18% in the third quarter of 2004, due to an increase in the amount of land holdings sold in Northwest Florida which have a low basis compared to sales of land holdings in other regions with a higher basis.
      Rental revenues. Rental revenues generated by our commercial real estate segment on owned operating properties increased $1.9 million, or 25%, in the third quarter of 2005 compared to the third quarter of 2004. The operations of four buildings with an aggregate of approximately 461,000 rentable square feet have been excluded from rental revenues in 2005 and reported as discontinued operations. The operations of those four buildings and another two buildings with an aggregate of approximately 336,000 rentable square feet were excluded from rental revenues in 2004 and reported as discontinued operations. Since September 30, 2004, five buildings with an aggregate of approximately 461,000 rentable square feet were placed in service or acquired and three buildings with an aggregate of approximately 308,000 of rentable square feet were sold, all of which were reported as discontinued operations in 2005. Cost of rental revenues increased $0.2 million, or 7%, primarily due to the buildings placed in service since September 30, 2004.
      This segment’s results from continuing operations include rental revenues and cost of rental revenues from 21 rental properties with 2.4 million total rentable square feet in service at September 30, 2005 and 18 rental properties with 2.0 million total rentable square feet in service at September 30, 2004. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet at September 30, 2004, that was owned by a partnership and accounted for using the equity method of accounting. Further information about commercial income producing properties majority owned or managed is presented in the table below.

	Number of		Net Rentable		Percentage	Number of	Net Rentable	Percentage
	Properties at		Square Feet at		Leased at	Properties at	Square Feet at	Leased at
	September 30,		September 30,		September 30,	September 30,	September 30,	September 30,
	2005		2005		2005	2004	2004	2004

Buildings purchased with tax-deferred proceeds by location:
Florida
Jacksonville	1		136,000		69%	1	136,000	57%
Northwest Florida	3		156,000		96	3	156,000	83
Orlando	2		317,000		71	2	317,000	69
Tampa(b)	3		300,000		79	5	489,000	81
Atlanta	8		1,289,000		79	5	865,000	88
Washington, DC(b)		(a)		(a)	(a)	1	119,000	99
Charlotte	1		158,000		100	1	158,000	100
Richmond	2		129,000		96	2	129,000	99

Subtotal/ Average	20		2,485,000		81%	20	2,369,000	84%

Development property:
Florida
Northwest Florida	2		67,000		95%	1	30,000	100%
Jacksonville		(a)		(a)	(a)	1	99,000	94

Subtotal/ Average	2		67,000		95	2	129,000	95

Total/ Average	22		2,552,000		81%	22	2,498,000	85%

(a)	These buildings were sold prior to the date reported.

(b)	The operations and sales, if applicable, of the following buildings have been reflected as discontinued operations in the consolidated financial statements and footnotes for all periods presented: Lakeview and Palm Court in Tampa, Florida, Harbourside in Clearwater, Florida, and 1133 20th Street in Washington, DC. (See “Discontinued operations” below.)

      At two buildings in Atlanta, the loss of tenants and the decrease in space leased by a large tenant since September 30, 2004 caused a decrease in the leased percentages and rental revenues. At a building in Orlando, the loss of a large tenant prior to September 30, 2004 caused low leased percentages for both periods presented. We are now marketing these spaces, with a new lease recently signed for a portion of the building in Orlando. In Jacksonville, leased percentages and revenues increased due to the addition of new tenants and expansion of leased spaces by existing tenants.
      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $4.8 million in the third quarter of 2005 compared to $3.2 million in the third quarter of 2004, due to the buildings placed in service since September 30, 2004, and increased amortization on lease-related intangible assets.
      Discontinued operations. Discontinued operations related to this segment for 2005 include the sale and results of operations of Advantis, our commercial real estate services unit, the sales and results of operations of three commercial buildings sold in 2005, and the results of operations of one commercial building that was held for sale at September 30, 2005. Discontinued operations for 2004 include the results of operations of Advantis and those four commercial buildings, as well as the sales and results of operations of two commercial buildings sold in 2004.
      On September 7, 2005, the Company sold Advantis for $11.0 million (including $7.5 million in notes receivable from the purchasers) and a pre-tax loss of $9.9 million. Building sales included in discontinued operations in 2005 consisted of the following:

•	1133 20th Street, with 119,000 net rentable square feet in Washington, DC, sold on September 29, 2005, for proceeds of $46.9 million and a pre-tax gain of $19.7 million;

•	Lakeview, with 127,000 net rentable square feet in Tampa, Florida, sold on September 7, 2005, for proceeds of $18.0 million and a pre-tax gain of $4.1 million; and

•	Palm Court, with 62,000 net rentable square feet in Tampa, Florida, sold on September 7, 2005, for proceeds of $7.0 million and a pre-tax gain of $1.8 million.
      Building sales included in discontinued operations in 2004 consisted of the following:

•	1750 K Street, with 152,000 net rentable square feet in Washington, DC, sold on July 30, 2004, for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million; and

•	Westchase Corporate Center, with 184,000 net rentable square feet in Houston, Texas, sold on August 16, 2004, for proceeds of $20.3 million and a pre-tax gain of $0.2 million.

Nine Months Ended September 30
      Real estate sales. Total revenues from land sales in the first nine months of 2005 were $51.8 million, with a pre-tax gain of $22.9 million; there were no sales of buildings included in income from continuing operations in 2005. During the first nine months of 2004, total revenues from land and building sales were $40.6 million, with a pre-tax gain of $9.1 million. Land sales included the following:

	Number of	Acres		Average
Land	Sales	Sold	Revenues	Price/Acre	Gross Profit

			(In millions)	(In thousands)	(In millions)
Nine months ended September 30, 2005:
Northwest Florida(a)	30	199	$25.0	$125	$18.3
Other	7	252	26.8	106	4.6

Total/ Average	37	451	$51.8	$115	$22.9

Nine months ended September 30, 2004:
Northwest Florida	26	239	$9.9	$41	$7.6
Other	4	35	18.7	538	1.4

Total/ Average	30	274	$28.6	$105	$9.0

(a)	Net of deferral of revenue and gross profit, based on percentage of completion accounting, of $1.8 million and $1.4 million, respectively, on a 2005 land sale.
      The increase in average per-acre prices reflects general pricing increases in our commercial and business parks as well as a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.
      The gross profit percentage on land sales increased to 44% in the first nine months of 2005 from 31% in the first nine months of 2004, due to an increase in the amount of land holdings sold in Northwest Florida which have a low basis compared to sales of land holdings in other regions with a higher basis.
      On February 12, 2004, we sold the 100,000-square-foot Westside Corporate Center building in Plantation, Florida, for $12.0 million, with no pre-tax gain or loss. The operations of Westside Corporate Center have not been recorded as a discontinued operation due to the fact that an affiliate of the Company continued to provide brokerage and leasing services for the building.
      Rental revenues. Rental revenues generated by our commercial real estate segment on owned operating properties increased $7.6 million, or 35%, in the first nine months of 2005 compared to the first nine months of 2004. The operations of four buildings with an aggregate of approximately 461,000 rentable square feet have been excluded from rental revenues in 2005 and reported as discontinued operations. The operations of those four buildings and another two buildings with an aggregate of approximately 336,000 rentable square feet were excluded from rental revenues in 2004 and reported as discontinued operations. Since September 30, 2004, five buildings with an aggregate of approximately 461,000 rentable square feet were placed in service or acquired and three buildings with an aggregate of approximately 308,000 of rentable square feet were sold, all of which were reported as discontinued operations in 2005. Cost of rental revenues increased $2.0 million, or 24%, primarily due to the buildings placed in service since September 30, 2004.
      This segment’s results from continuing operations include rental revenue and cost of rental revenue from 21 rental properties with 2.4 million total rentable square feet in service at September 30, 2005 and 18 rental properties with 2.0 million total rentable square feet in service at September 30, 2004. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet at September 30, 2004, that was owned by a partnership and accounted for using the equity method of accounting.
      At two buildings in Atlanta, the loss of tenants and the decrease in space leased by a large tenant since September 30, 2004 caused a decrease in the leased percentages and rental revenues. At a building in Orlando, the loss of a large tenant prior to September 30, 2004 caused low leased percentages for both periods presented. We are now marketing these spaces, with a new lease recently signed for a portion of the building in

Orlando. In Jacksonville, leased percentages and revenues increased due to the addition of new tenants and expansion of leased spaces by existing tenants.
      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $14.4 million in the first nine months of 2005 compared to $9.4 million in the first nine months of 2004, due to the buildings placed in service since September 30, 2004, and increased amortization on lease-related intangible assets.

Land Sales.
      Our land sales segment markets parcels for a variety of rural residential and recreational uses on a portion of our long-held timberlands in Northwest Florida. We are developing a range of products for rural settings including RiverCamps, WhiteFence Farms, Florida Ranches, and rural land sales. Initial sales of WhiteFence Farms and Florida Ranches are expected in 2006. The table below sets forth the results of operations of our land sales segment for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues:
Real estate sales	$24.2	$14.7	$65.5	$51.4
Other revenues	0.1	—	0.2	—

Total revenues	24.3	14.7	65.7	51.4
Expenses:
Cost of real estate sales	4.6	1.1	13.0	5.3
Cost of other revenues	(0.5)	0.3	0.1	0.8
Other operating expenses	3.6	1.7	7.9	4.8
Depreciation and amortization	0.1	0.1	0.2	0.2

Total expenses	7.8	3.2	21.2	11.1
Other income	0.1	—	0.2	0.1

Pretax income from continuing operations	$16.6	$11.5	$44.7	$40.4

      The gross profit on real estate sales decreased to 81% for the third quarter of 2005 from 93% in the third quarter of 2004 and to 80% for the first nine months of 2005 from 86% in the first nine months of 2004, primarily as a result of the proportion of RiverCamps sales, which have higher development costs, compared to land sales, which have minimal development costs.
      Rural land sales activity, which excludes RiverCamps, for the three-month and nine-month periods ended September 30, 2005 and 2004, excluding conservation lands, was as follows:

	Number	Number of	Average Price	Gross Sales
Period	of Sales	Acres	per Acre	Price	Gross Profit

				(In millions)	(In millions)
Three Months Ended:
September 30, 2005	32	6,437	$2,545	$16.4	$14.4
September 30, 2004	35	2,822	$5,032	$14.2	$13.2
Nine Months Ended:
September 30, 2005	108	19,848	$2,225	$44.2	$38.1
September 30, 2004	126	15,006	$3,192	$47.9	$43.6
      Rural land sales in the third quarter of 2005 included the sale of a 600-acre parcel of woodlands in southwest Georgia that the Company has owned for decades for $1.3 million, or $2,125 per acre. Rural land sales for the first nine months of 2005 included that sale and a 2,900-acre parcel which was sold to the City of Panama City Beach for use as a sprayfield for $3.8 million, or approximately $1,310 per acre. Rural land sales for the third quarter of 2004 included a large parcel of approximately 323 acres with frontage on North Bay in Bay County, Florida, which sold for $8.7 million, or approximately $27,000 per acre. Rural land sales in the first nine months of 2004 included that sale and an 866-acre parcel with some bay frontage in Bay County which sold for $10.0 million, or approximately $11,550 per acre. Average sales prices per acre and the number of sales can vary significantly from one period to another based on the characteristics of each parcel being sold and the number and size of parcels offered for sale.
      During the three-month and nine-month periods ended September 30, 2005, RiverCamps on Crooked Creek closed 25 and 105 home sites, respectively, with proceeds from the sales of $8.5 million and $33.4 million, respectively. Since required infrastructure and amenity development was not complete at the time of sale, percentage of completion accounting is used. Gross profit is recognized based on construction completed in relation to total construction costs. As a result of using percentage of completion accounting, the land sales segment recognized $7.8 million and $21.4 million in revenue related to RiverCamps in the three-month and nine-month periods ended September 30, 2005, respectively, with related costs of $2.6 million and $7.0 million, respectively. During the three-month and nine-month periods ended September 30, 2004, the land sales segment recognized $0.3 million and $0.5 million, respectively, in revenue related to RiverCamps, with related costs of $0.1 million and $0.3 million, respectively. As of September 30, 2005, there was a balance of $12.3 million in deferred profit for sales at RiverCamps on Crooked Creek, substantially all of which will be recognized in income by the end of 2006. Since its inception, a total of 169 home sites have been sold. Work also continues on other potential RiverCamps locations in Northwest Florida.

Forestry.
      The table below sets forth the results of operations of our forestry segment for the three-month and nine-month periods ended September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues:
Timber sales	$6.2	$8.1	$21.8	$27.2

Expenses:
Cost of timber sales	4.9	5.1	15.1	16.9
Other operating expenses	0.6	0.6	1.7	1.9
Depreciation and amortization	1.0	1.0	3.2	3.1

Total expenses	6.5	6.7	20.0	21.9

Other income	1.0	0.5	2.4	1.7

Pretax income from continuing operations	$0.7	$1.9	$4.2	$7.0

      Revenues for the forestry segment in the third quarter 2005 decreased 23% compared to the third quarter of 2004 and 20% in the first nine months of 2005 compared to the first nine months of 2004. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $2.9 million (167,000 tons) in the third quarter of 2005, compared to $3.3 million (171,000 tons) in the third quarter of 2004, and $9.1 million (511,000 tons) in the first nine months of 2005, compared to $9.8 million (513,000 tons) in the first nine months of 2004. In each case, the decrease was primarily due to a decrease in prices under the terms of the agreement. Sales to other customers totaled $2.1 million (128,000 tons) in the third quarter of 2005, compared to $3.2 million (140,000 tons) in the third quarter of 2004, and $7.7 million (419,000 tons) in the first nine months of 2005, compared to $11.0 million (502,000 tons) in the first nine months of 2004. The decreases in sales to other customers were due to volume decreases and decreasing prices, with the decreasing prices partially resulting from a lower portion of sales for which we provided cut and haul services. Revenues from our cypress mill operation decreased to $1.2 million in the third quarter of 2005 from $1.5 million in the third quarter of 2004 due to the loss of a customer and a decrease in demand for certain sizes of lumber. Revenues from the cypress mill operation decreased to $5.0 million in the first nine months of 2005 from $6.3 million in the first nine months of 2004, due to the loss of a customer, the decrease in demand for certain sizes of lumber, and a longer 2005 rainy season.
      Cost of sales decreased 4% in the third quarter of 2005 compared to the third quarter of 2004 and 11% in the first nine months of 2005 compared to the first nine months of 2004. Cost of sales as a percentage of revenue was 79% for the third quarter of 2005 compared to 63% for the third quarter of 2004 and 69% for the first nine months of 2005 compared to 62% for the first nine months of 2004. Cost of sales for timber as a percentage of revenue increased to 76% for the third quarter of 2005 from 63% for the third quarter of 2004 and to 67% for the first nine months of 2005 from 62% for the first nine months of 2004. In each case, transportation costs increased as a result of increasing fuel costs. Cost of sales for the cypress mill operation were $1.1 million, or 92% of revenue, for the third quarter of 2005 compared to $1.1 million, or 73% of revenue, for the third quarter of 2004 and $3.8 million, or 75% of revenue, for the first nine months of 2005 compared to $4.5 million, or 71% of revenue, for the first nine months of 2004. The decreases in cost of sales as a percentage of revenues were primarily due to the decreases in revenues.
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

Cash Flows from Operating Activities
      Net cash provided by operations was $142.9 million and $50.7 million in the first nine months of 2005 and 2004, respectively. During such periods, expenditures relating to our Towns & Resorts segment were

$378.7 million and $360.8 million, respectively. Expenditures for operating properties in the first nine months of 2005 and 2004 totaled $21.3 million and $22.2 million, respectively, and were made up of commercial property development and residential club and resort property development.
      The expenditures for operating activities relating to our Towns & Resorts and commercial real estate segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial space. More than half of these expenditures are for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will also slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future.
      Over the next several years, our need for cash for operations will increase as development activity increases. In addition to cash needed for increased development costs, we will most likely be required to make significant cash payments of income taxes for 2005 and future years.

Cash Flows from Investing Activities
      Net cash used in investing activities in the first nine months of 2005 was $33.1 million and included $65.6 million in proceeds from sales of discontinued operations, net of cash included in the assets sold, the purchases of 16 acres of property in Manatee County, Florida, for $18.0 million and 47,303 acres of land in southwest Georgia for $57.5 million, in tax-deferred like-kind exchanges. In the first nine months of 2004, net cash provided by investing activities was $22.1 million and included $41.1 million in proceeds from the sale of discontinued assets, $19.1 million for the purchase of two commercial buildings, $2.8 million for the purchase of the remaining interests in two commercial buildings of which we already owned a majority interest, and proceeds of $12.0 million from the sale of a commercial building not included in discontinued operations.

Cash Flows from Financing Activities
      As a result of the significant new development and investing activities over the next several years, we expect debt to increase compared to September 30, 2005 levels.
      Net cash provided by financing activities was $16.1 million in the first nine months of 2005 and net cash used in financing activities was $34.7 million in the first nine months of 2004.
      We have approximately $1.8 million of debt maturing in the remainder of 2005. For the full year ended December 31, 2005, we expect to spend $125 million to $175 million for the repurchase of shares (including shares surrendered by executives in payment of strike prices and taxes due on exercises of stock options and vested restricted stock) and dividend payments. During the remainder of the year, we intend to target the high-end of this range by more aggressively repurchasing stock.
      Prior to July 22, 2005, we had a senior revolving credit facility (the “Senior Credit Facility”) which was to mature on March 30, 2006 and could be used for general corporate purposes. On July 22, 2005, this Senior Credit Facility was replaced by a new four-year $250 million senior revolving credit facility (the “New Credit Facility”). On that date, we borrowed an amount on the New Credit Facility equal to the amount owed at that time on the Senior Credit Facility and used the proceeds to pay off the balance owed on the Senior Credit Facility. The New Credit Facility, which expires on July 21, 2009, bears interest based on leverage levels at one-month LIBOR plus an applicable margin in the range of 0.4% to 1.0%. The New Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. There was no outstanding balance on the Senior Credit Facility or the New Credit Facility on September 30, 2005 or December 31, 2004. Management believes that we were in compliance with the covenants of the New Credit Facility at September 30, 2005.
      At December 31, 2004, we had senior notes outstanding in the aggregate principal amount of $275 million. During the first quarter of 2005, one of the senior notes matured and we paid the principal amount of $18 million. The remaining balance on these notes at September 30, 2005 is $257 million. In addition, on August 25, 2005, the Company issued senior notes in a private placement with an aggregate principal amount of $150 million, with $65 million maturing on August 25, 2015, with a fixed interest rate of

5.28%, $65 million maturing on August 25, 2017, with a fixed interest rate of 5.38%, and $20 million maturing on August 25, 2020, with a fixed interest rate of 5.49%. The proceeds will be used for development and construction projects, to reduce revolving debt and for general corporate purposes. Interest will be payable semiannually. These notes contain financial covenants similar to those in the Company’s New Credit Facility.
      We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In the first nine months of 2005, we paid $7.6 million in principal and $0.4 million in interest to one of the community development districts to pay off a portion of the CDD bonds. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $14.0 and $26.4 million of this obligation as of September 30, 2005 and December 31, 2004, respectively.
      Through September 30, 2005, our Board of Directors had authorized a total of $800.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $59.8 million remained available at September 30, 2005. From the inception of the Stock Repurchase Program through September 30, 2005, we had repurchased from shareholders 26,134,811 shares. During the nine-month periods ended September 30, 2005 and 2004, we repurchased from shareholders 842,400 and 1,221,865 shares, respectively. Through September 30, 2005, a total of $740.2 million had been expended as part of the Stock Repurchase Program, including $63.7 million in the first nine months of 2005 and $51.0 million in the first nine months of 2004. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.
      Executives have surrendered a total of 2,097,697 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. For the nine-month periods ended September 30, 2005 and 2004, 63,480 shares worth $4.5 million and 870,368 shares worth $34.6 million, respectively, were surrendered by executives, of which $2.0 million and $13.7 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

Contractual Obligations and Commercial Commitments
      The following table presents material changes to the contractual obligations presented in our Form 10-K for the year ended December 31, 2004:

	Payments Due by Period (in millions)

		Less than			More Than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt(1)	$676.3	$6.5	$128.6	$137.2	$404.0
Purchase obligations(2)	71.7	64.5	7.2	—	—

(1)	Includes principal and interest payments. Amounts included for interest payments on variable-rate debt assume interest rates remain at September 30, 2005 levels until maturity.

(2)	These aggregate amounts include individual contracts in excess of $2 million.

Off-Balance Sheet Arrangements
      We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes to the quantitative and qualitative disclosures about market risk for the nine-month period ended September 30, 2005.

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
      (b) Changes in Internal Controls. During the quarter ended September 30, 2005, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See Part I, Item 1, Note 7.

Item 2(c).	Unregistered Sales of Equity Securities and Use of Proceeds

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)		Shares Purchased	Amount that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans	Purchased Under
	Purchased	Price Paid	or Programs	the Plans or
Period	(1)	per Share	(2)	Programs

				(In thousands)
Month Ended July 31, 2005	57,500	$81.49	57,500	$74,884
Month Ended August 31, 2005	158,800	78.48	158,800	63,415
Month Ended September 30, 2005	50,000	71.90	50,000	59,818

(1)	There were no shares surrendered to the Company by executives in the third quarter of 2005.

(2)	For a description of our Stock Repurchase Program, see note 2, “Summary of Significant Accounting Policies — Earnings Per Share,” of the notes to our consolidated financial statements.

Item 6.	Exhibits

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-3 (File 333-116017)).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).

10.1	Note Purchase Agreement dated as of August 25, 2005 by and among the registrant and the purchasers party thereto ($150 million Senior Notes)(incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated August 30, 2005).

10.2	Summary of Awards to Certain Executive Officers and a Director (incorporated by reference to the information set forth in the registrant’s Current Report on Form 8-K dated September 21, 2005).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: November 8, 2005	/s/ Anthony M. Corriggio --------------------------------------------------- Anthony M. Corriggio Chief Financial Officer

Date: November 8, 2005	/s/ Michael N. Regan --------------------------------------------------- Michael N. Regan Senior Vice President — Finance and Planning (Principal Accounting Officer)