Form 10-K
period 2005-12-31
ST JOE CO
filed 2006-03-14
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☑          NO ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated filer ☑          Accelerated filer ☐          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2005, was approximately $6.04 billion.
      As of March 9, 2006, there were 103,995,359 shares of Common Stock, no par value, issued and 74,827,800  shares outstanding, with 29,167,559 shares of treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2006 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

* Portions of the Proxy Statement for the Annual Meeting of our stockholders to be held on May 16, 2006, are incorporated by reference in Part III of this Form 10-K.
EX-10.12 Severance Agreement, dated 3/1/02
EX-10.13 Severance Agreement, dated 12/3/04
EX-10.16 First Amendment to DCAP, dated 5/22/03
EX-10.17 Second Amendment to DCAP, dated 11/2/05
EX-10.18 Third Amendment to DCAP, dated 11/30/05
EX-10.20 First Amendment to SERP, dated 05/22/03
EX-10.21 Second Amendment to SERP, dated 11/02/05
EX-21.1 Subsidiaries of The St. Joe Company
EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO

PART I

Item 1.	Business
      As used throughout this Form 10-K Annual Report, the terms “we,” “JOE,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.
      JOE is one of Florida’s largest real estate operating companies. We believe that we are the largest private landowner in the State of Florida. The majority of our land is located in Northwest Florida. We own approximately 838,000 acres, approximately 338,000 acres of which are within ten miles of the coast of the Gulf of Mexico.
      We are engaged in town and resort development, commercial and industrial development and land sales. We also have significant interests in timber. We believe we are one of the few real estate operating companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to take a large-scale approach to real estate development and services.
      Our four operating segments are:

•	Towns & Resorts

•	Commercial Real Estate

•	Land Sales

•	Forestry
      We believe we have a number of key business strengths and competitive advantages, including one of the largest inventories of private land suitable for development in the State of Florida, a very low cost basis in our land and a strong financial condition, which allow us the financial flexibility to pursue development opportunities.
      Our business plan calls for us to continue to reposition our timberland holdings for higher and better uses in order to optimize the value of our core real estate assets in Northwest Florida. Value creation results from securing higher and better land-use entitlements, land restoration and enhancement, infrastructure improvements, amenity development, strategic planning, and parceling and development of our land holdings. We are currently seeking additional land-use entitlements, development orders and permits throughout our land holdings. Land-use entitlements are intended to facilitate alternative uses of our property and to increase its per-acre value.
Recent Developments
      Our business has experienced the following developments since December 31, 2004:

•	In February 2006, we acquired from Smurfit-Stone Container Corporation the remaining 50 percent of the joint venture which owns 126 acres of our Port St. Joe millsite project for $21.75 million and our existing debt to the joint venture of $10.7 million was extinguished. This project is being planned for approximately 600 residential units on or near the bay front. The plan also includes commercial space being designed as a civic gathering place and entertainment district for Port St. Joe. The demolition and clean-up of the former paper mill site was completed during 2005.

•	In January 2006, the Panama City — Bay County Airport and Industrial District (the “Airport Authority”) indicated that the Airport Authority and the Federal Aviation Administration (“FAA”) will be conducting additional analysis over the next several months on the redevelopment of the existing Panama City — Bay County International Airport for non-airport uses. This additional work will result in a delay in the release of the Final Environmental Impact Statement (“EIS”) for the relocation of the airport which will be located on property donated by JOE. The Airport Authority now expects that the Final EIS will be made public in May of 2006, and the subsequent FAA Record of Decision will be issued in September of 2006. Also, the Airport Authority said that no legal challenges were made to the notice of intent published by the State of Florida to issue the state environmental permits necessary for the relocation of the Airport. A number of additional steps remain before construction of the airport can begin, including approval by the U.S. Army Corps of Engineers and other federal, state and local regulatory agencies as well as funding from federal, state and Airport Authority sources.

•	Our residential land-use entitlements pipeline increased significantly to approximately 41,700 units (30,700 in hand and 11,000 in process) as of December 31, 2005, from approximately 29,500 units at December 31, 2004. These land-use entitlements cover a broad spectrum of potential products, markets and price points. In addition, on December 31, 2005, JOE had approximately 14.6 million square feet of commercial land-use entitlements in hand or in process, plus an additional 600 acres zoned for commercial uses.

•	In December 2005, our Board of Directors authorized an additional $150 million stock repurchase program. During 2005, we acquired 1,773,648 shares of our common stock for a total cost of $124.8 million.

•	In September 2005, we sold our subsidiary Advantis Real Estate Services Company to the Advantis management team. Advantis is a full-service real estate firm that leases, manages and sells office, industrial, retail and other commercial real estate projects and sites in the southeastern United States. Our commercial real estate development activity was unaffected by the transaction.

•	In August 2005, we increased our quarterly dividend from $0.14 per share to $0.16 per share. Shareholders received $45.8 million or $0.60 per share in dividends for the year.

•	In June 2005, a Development of Regional Impact (“DRI”) was approved for WaterSound, our proposed 1,330-unit, mixed-use development in Walton County. Subsequently, during the fourth quarter, a federal court issued a preliminary injunction suspending use of a regional general permit issued by the U.S. Army Corps of Engineers. The permit covers an area of Walton and Bay Counties consisting of approximately 48,000 acres, which includes a portion of the wetlands in WaterSound. The court’s decision did not affect other areas of the project, nor did it affect permits issued by the State of Florida or Walton County. The court specifically ruled that the traditional individual permitting process, typically used on projects like WaterSound, remains available to JOE for any further permitting required for the additional phases of WaterSound.

•	In 2005, we completed our first sales of finished home sites in Northwest Florida to two national homebuilders, D.R. Horton and David Weekley Homes. These sales represent a new customer base for JOE and indicate the increasing national interest in Northwest Florida.

Land-Use Entitlements
      We have a broad range of land-use entitlements in hand or in various stages of the approval process for residential communities in Northwest Florida and other high-growth regions of the state as well as commercial entitlements. The following table describes the primary residential, second-home, resort, and commercial developments with land-use entitlements that we are currently planning and developing in Florida. As shown in the table, the expected build-out periods for these communities range from 2006 to 2017, the maximum project units for these communities exceed 39,000, and the total acreage encompassed by these communities is approximately 48,000 acres. Most of the communities are on lands we own. Some of the communities are being developed through ventures with unrelated third parties.
Summary of Land-Use Entitlements(1)
Active JOE Residential Projects in Florida
December 31, 2005

								Total	Remaining
			Planned			Units Sold		Residential	Commercial
	Beginning		Ending of	Project	Project	Since	Units Under	Units	Entitlements
Name of Community	of Sales(2)		Sales(2)	Acres(3)	Units(4)(5)	Inception(5)	Contract	Remaining	(Sq. Ft.)(6)

Walton County:
WaterColor	2000		2008	499	1,140	860	3	277	47,600
WaterSound Beach	2001		2007	256	511	406	1	104	29,000
WaterSound West Beach	2005		2008	62	199	10	1	188	—
WaterSound	2006		2012	1,402	1,330	—	—	1,330	457,380
Camp Creek Golf Cottages	2007		2008	10	102	—	—	102	—
Topsail	TBD	(7)	TBD	115	627	—	—	627	300,000
Bay County:
Boggy Creek	2008		TBD	630	400	—	—	400	—
College Station	2006		TBD	567	800	—	—	800	—
East Lake Creek	TBD		TBD	81	533	—	—	533	—
Glades	2005		2006	26	360	240	120	—	—
The Hammocks	2000		2006	133	457	414	40	3	—
Hills Road	TBD		TBD	30	356	—	—	356	—
Laguna Beach East	TBD		TBD	20	320	—	—	320	—
Palmetto Trace	2001		2007	141	481	379	38	64	—
ParkPlace	2007		TBD	118	257	—	—	257	—
ParkSide	TBD		TBD	48	480	—	—	480	—
Pier Park North	TBD		TBD	57	460	—	—	460	190,000
Powell Adams	TBD		TBD	32	1,425	—	—	1,425	—
East Lake Powell	2008		TBD	181	360	—	—	360	—
Hawks Landing	2006		2007	88	168	—	83	85	—
Wavecrest	2008		2009	7	95	—	—	95	—
Pier Park Timeshare	TBD		TBD	13	125	—	—	125	—
RiverCamps on Crooked Creek	2003		2009	1,491	408	175	2	231	—
RiverCamps on Sandy Creek	2007		2012	6,500	624	—	—	624	—
WestBay Corners	TBD		TBD	100	524	—	—	524	50,000
WestBay DSAP Future Phases	TBD		TBD	15,089	5,628	—	—	5,628	4,330,000
WestBay Landing	2008		2013	950	214	—	—	214	—

								Total	Remaining
			Planned			Units Sold		Residential	Commercial
	Beginning		Ending of	Project	Project	Since	Units Under	Units	Entitlements
Name of Community	of Sales(2)		Sales(2)	Acres(3)	Units(4)(5)	Inception(5)	Contract	Remaining	(Sq. Ft.)(6)

Gulf County:
Bayview Estates	2007		2009	30	120	—	—	120	—
Bridgeport	2005		2005	15	37	31	5	1	—
Howards Creek	TBD		TBD	8	33	—	—	33	—
Port St. Joe Millsite Area	2007		TBD	170	598	—	—	598	431,663
Landings at Wetappo	2005		2008	113	24	7	—	17	—
Long Avenue	TBD		TBD	10	30	—	—	30	—
Sabal Island	2006		2008	56	19	—	—	19	—
WindMark Beach	2001		2015	2,020	1,662	104	—	1,558	75,000
Franklin County:
SummerCamp	2005		2010	762	499	64	1	434	25,000
Cutter Ridge	2006		2006	10	25	—	—	25	—
Timber Island	TBD		TBD	49	458	—	—	458	14,500
Calhoun County:
Riverside at Chipola	2005		2007	120	10	2	—	8	—
Leon County:
SouthWood	2000		2017	3,370	4,770	1,463	151	3,156	5,449,660
WhiteFence Farms, Red Hills	2006		2010	373	50	—	—	50	—
St. Johns County:
St. Johns Golf and Country Club	2001		2006	820	799	724	22	53	—
RiverTown	2006	(8)	2015	4,170	4,500	—	—	4,500	500,000
Central Florida:
Victoria Park	2001		2012	1,859	4,200	867	138	3,195	854,254
Artisan Park, Celebration(9)	2003		2006	175	616	288	210	118	—
Perico Island(10)	2006		2010	352	686	—	—	686	9,000
Hillsborough County:
Rivercrest(9)	2002		2006	413	1,382	1,032	347	3	—
Palm Beach County:
Paseos(9)	2002		2006	175 43,716	325 39,227	256 7,322	67 1,229	2 30,676	— 12,763,057
Total

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge.

(2)	Includes estimated future dates that could vary significantly depending on the pace of sales and market conditions.

(3)	Represents actual acreage utilized or the acres required to gain land-use entitlements for the maximum project units. Total acres utilized for a project may vary considerably from the acres necessary to gain land-use entitlements.

(4)	Project units represent the maximum number of units entitled or currently expected at full build-out. The actual number of units to be constructed at full build-out may be lower than the number entitled or currently expected.

(5)	Units are comprised of home sites, single-family and multi-family units, and Private Residence Clubs (“PRC”) shares, with each PRC share interest treated as one-eighth of a unit.

(6)	Represents the remaining square feet with land-use entitlements as designated in a development order or expected given the existing property land-use or zoning and present plans. Commercial entitlements include retail, office and industrial uses. Industrial uses total 6,128,381 square feet including SouthWood, RiverTown and the West Bay DSAP.

(7)	To be determined.

(8)	We previously sold 23 units in an early waterfront phase of RiverTown in late 2000 and early 2001.

(9)	Artisan Park is 74 percent owned by the Company. Paseos and Rivercrest are each 50 percent owned by the Company.

(10)	We have an option to purchase the land for this project.

Towns & Resorts
      Our Towns & Resorts segment develops large-scale, mixed-use communities primarily on land that we have owned for a long period of time. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee, and significant Gulf of Mexico beach frontage and waterfront properties, which we believe are suited for primary housing, resort and second-home communities. We believe this large, established land inventory, with a low cost basis, provides us an advantage over our competitors who must purchase real estate at current market prices before beginning projects. We manage the conceptual design, planning and permitting process for each of our new communities. We then construct or contract for the construction of the infrastructure for the community. Developed home sites and finished housing units are then marketed and sold.
      JOE also owns all of the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. In 2005, Saussy Burbank closed sales of 699 homes it constructed in North and South Carolina.
      The following is a description of some of the communities we are developing:
      WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are selling developed home sites and building homes and condominiums in WaterColor. The community is planned to include approximately 1,140 units, including a private residence club with fractional ownership. Amenities include a beach club, tennis center, boat house, restaurant on an inland freshwater lake, a 60-room inn and restaurant and commercial space and parks.
      WaterSound Beach is located approximately five miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. This community is currently planned to include approximately 511 units. Construction of two additional multi-family buildings with 44 units is scheduled to commence in 2006.
      WaterSound West Beach is located over one half mile west of WaterSound Beach on the beach side of County Road 30A. It has been designed as a gated, high-end community with 199 units with beach access through the adjacent Deer Lake State Park. Construction and sales began in 2005.
      WaterSound, located on approximately 1,402 acres and currently planned for a 1,330-unit mixed-use development, is a resort community approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. WaterSound land-use entitlements include 457,380 square feet of commercial space. The DRI process for WaterSound was completed in 2005. This resort town is being planned for the pre-retirement and second-home markets with six and nine-hole golf courses along with pools, beach access and other amenities. Sales at WaterSound are expected to begin in mid-2006.
      WindMark Beach is situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe and includes approximately 15,000 feet of beachfront. Construction of Phase II of WindMark Beach began in 2005 with sales expected to begin in 2006. This beachfront resort destination is planned to include approximately 1,662 units at full build-out. Construction to realign approximately four miles of U.S. Highway 98 away from the beachfront is scheduled for completion in the summer of 2006.
      SouthWood is situated on approximately 3,370 acres in southeast Tallahassee. Plans for SouthWood include approximately 4,770 residential units and a traditional town center with restaurants, entertainment facilities, retail shops and offices. Over 35% of the land in this community is designated for greenspaces, including a 123-acre central park.
      SummerCamp, in Franklin County, is situated on approximately 762 acres. Current plans include approximately 499 units, a beach club, a community dock and nature trails.
      RiverTown is situated on approximately 4,170 acres located in St. Johns County south of Jacksonville along the St. Johns River. With parks and public meeting places, RiverTown is being planned for 4,500 housing units and 500,000 square feet of commercial space. RiverTown will have seven unique neighborhoods interwoven with community and retail areas by a series of bike paths and walkways, with all roads leading to the community’s centerpiece, the St. John’s River. RiverTown will offer homebuyers a wide variety of price points and lifestyles, appealing to several different target markets, including primary and second-home buyers. After six years of pre-development work, sales at RiverTown are scheduled to start in late 2006 with the first closings expected by year-end.
      St. Johns Golf and Country Club is a primary residential community situated on approximately 820 acres we acquired in St. Johns County in 2001. The community includes an 18-hole golf course and is planned to have approximately 799 houses at completion. Most homes will be adjacent to a golf course, conservation land, lakes or natural wooded areas. Sales of all remaining units are expected to occur by the end of 2006.
      Victoria Park is situated on approximately 1,859 acres in Volusia County near Interstate 4 in the historic college town of Deland between Daytona Beach and Orlando. Plans for Victoria Park include approximately 4,200 single and multi-family units built among parks, lakes and conservation areas with a traditional town center and an award-winning 18-hole golf course which is currently open for play.
      Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 160 acres which we acquired in 2002. Artisan Park is planned to include approximately 267 single-family units, 47 townhomes, and 302 condominiums as well as parks, trails and a community clubhouse with a pool and educational and recreational programming. Sales of all remaining units are expected to occur by the end of 2006.
      Perico Island is situated in the City of Bradenton in Manatee County on Tampa Bay. Planned as an upscale 686-unit condominium community on 352 acres, it is being designed as an environmentally sensitive community. Construction and sales activities at Perico Island are expected to begin later in 2006.
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

      Investment Property Portfolio. Our commercial development operations, combined with our tax deferral strategy of reinvesting qualifying asset sale proceeds into like-kind properties, have enabled us to create a portfolio of rental properties totaling 2.8 million square feet. Our portfolio of investment properties was 85% leased, based on net rentable square feet, as of December 31, 2005. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our investment property portfolio.
Land Sales
      Our Land Sales segment markets parcels for a variety of rural residential and recreational uses on a portion of our long-held timberlands in Northwest Florida. We are developing a range of innovative products for rural settings including RiverCamps, WhiteFence Farms, Florida Ranches, FloridaWild and WoodLands.
      In 2005, our Land Sales segment sold 28,958 acres of rural land at an average price of $2,378 per acre, excluding RiverCamps.
      The vast majority of the holdings marketed by our Land Sales segment will continue to be managed as timberland until sold. The revenues and income from our timberland operations are reflected in the results of our forestry segment.

Woodlands
      Our Woodlands product consists of land marketed in tracts from one to 1,000 acres for primary or secondary home building, recreation, timber or private retreats throughout Northwest Florida. Improvements to these tracts vary, but are typically minimal, and are generally restricted to burning, the thinning of timber, and simple fencing. Prices for parcels vary depending on the physical attributes of each site, including timber stands, topography and proximity to rivers, creeks and bays.

WhiteFence Farms and Florida Ranches
      Work continued in 2005 on our WhiteFence Farms and Florida Ranches, two new real estate products which are designed to transform what were once timberlands to higher and better uses. WhiteFence Farms are being designed as rural homesites to allow owners to enjoy an active or passive outdoors and farm-oriented lifestyle with modern conveniences and proximity to suburban and urban centers. Plans call for parcels of three to 15 acres located in communities of approximately 350 to 1,000 acres featuring cleared acreage, fencing, trails and entry features. Each farm will include a home site for a main farmhouse along with sites for other optional outbuildings, such as barns, guest houses and stables.
      WhiteFence Farms — Red Hills, with 59 farmsteads on 373 acres near Tallahassee, will be our first WhiteFence Farms development. Initial pricing is expected to range from $250,000 to $750,000 for farmstead sites ranging in size from three to 6.5 acres. Sales are expected to begin in the third quarter of 2006.
      Florida Ranches are for customers who want to own larger parcels from 10 to 150 acres with common improvements which may generally include clearing, fencing, road stabilization and entry features. Land preparation work continues on the initial Florida Ranches properties in several locations in Northwest Florida. Initial pricing for Florida Ranch parcels is anticipated to range from $4,500 to $10,000 per acre. Sales are expected to begin later in 2006.

FloridaWild
      FloridaWild properties, many adjacent to protected conservation areas, are expected to appeal to environmentally conscious buyers who want to protect and enhance Northwest Florida’s environmental heritage. FloridaWild property owners are expected to use their land for a variety of outdoor activities, including fishing, hiking, hunting and bird and wildlife watching. Prices will generally range from $2,500 to $9,500 per acre.

RiverCamps
      RiverCamps are planned developments in rustic settings, enhanced with amenities that may include docks, pools and community river houses. Most of the lots in these developments are expected to be located on or near waterfront property. The RiverCamps concept envisions home sites and high-quality finished cabins in low-density settings with access to various outdoor activities such as fishing, boating and hiking.
      The first of potentially several RiverCamps developments is RiverCamps on Crooked Creek, situated on approximately 1,491 acres in western Bay County, and bounded by West Bay, the Intracoastal Waterway and Crooked Creek. In 2005, we closed sales of 111 home sites in RiverCamps on Crooked Creek at prices ranging from $148,500 to $1,195,000. Planning of a new project, RiverCamps on Sandy Creek, continues. This new community is planned for 624 units located on a 6,500-acre parcel in Bay County. Additional RiverCamps locations are actively being reviewed in other parts of Northwest Florida.
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
      On December 31, 2005, our standing pine inventory totaled approximately 23.1 million tons and our hardwood inventory totaled approximately 8.5 million tons. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually. Our timberlands are located near key transportation links, including roads, waterways and railroads.
      Our strategy is to actively manage, with the best available silviculture practices, portions of our timberlands that produce adequate amounts of timber to meet our pulpwood supply agreement obligation with Smurfit-Stone Container Corporation, which expires June 30, 2012. We also harvest and sell additional timber to regional sawmills that produce products other than pulpwood. In addition, our forestry operation is focused on selective harvesting, thinning and site preparation of timberlands that may later be sold or developed by other JOE divisions.
Supplemental Information
      Information regarding the revenues, earnings and total assets of each of our operating segments can be found in note 13 to our Consolidated Financial Statements included in this Report.
Forward-looking Statements
      This Form 10-K includes forward-looking statements, particularly in the Management’s Discussion and Analysis Section. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. Any statements in this Form 10-K that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	the size and number of residential units and commercial buildings;

•	expected development timetables and projected timing for the first sales or closings of homes or home sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the pace at which we release new product for sale;

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	comparisons to historical projects;

•	the amount of dividends we pay; and

•	the number of shares of company stock which may be purchased under the company’s existing or future share-repurchase program.
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
      Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described above as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, as well as Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	changes in perceptions of or conditions in the national or Florida real estate market;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices or availability of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on approvals of the local Airport Authority and the Federal Aviation Administration, various permits and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products;

•	the continuing effects of recent hurricane disasters on the regional and national economies and current and future demand for our products;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.
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
Employees
      We had approximately 1,230 full-time employees and 132 part-time employees at December 31, 2005. We consider our relations with our employees to be good. These employees work in the following segments:

Towns & Resorts	1,097
Commercial real estate	35
Land sales	63
Forestry	30
Other — including corporate	137
Website Access to Reports
      We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC, through our home page at www.JOE.com.
Item 1A.     Risk Factors
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

A downturn in economic conditions and demand for real estate could adversely affect our business.
      Our ability to generate revenues is directly related to the real estate market, primarily in Florida, and to the national and local economy in general. Over the last several years, some investors have increasingly utilized real estate as an investment. Florida resort real estate has benefited from this trend, creating demand for our products. During 2005, the demand for resort real estate in Northwest Florida lessened, causing a decrease in sales of our resort residential products. If this trend were to continue, the demand for our products could further decline, negatively impacting our net income and potentially impacting selling prices and/or absorption rates.
      While the primary residential real estate markets have generally remained healthy in our regions of development, continued demand for our primary residential products is dependent on long-term prospects for job growth and strong in-migration population expansion in our regions of development.
      Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying habits, construction costs, availability of labor and materials and other factors affecting us and the real estate industry in general. Significant expenditures associated with investment in real estate, such as real estate taxes, insurance, maintenance costs and debt payments, cannot generally be reduced if changes in Florida’s or the nation’s economy cause a decrease in revenues from our properties. In particular, if the growth rate for the Florida economy declines or if a recession in the Florida economy occurs, our profitability could be materially adversely affected.

The occurrence of hurricanes and other natural disasters in Florida could adversely affect our business.
      The southeastern United States experienced a record-setting hurricane season in 2005. In particular, Hurricane Katrina, which struck New Orleans and the Mississippi Gulf Coast in August, caused severe devastation to those areas and received prolonged national media attention. We believe that the 2005 hurricane season had a negative impact on sales of our resort residential products. Another active hurricane season in 2006 could continue to negatively impact sales of our real estate products.
      In addition to the effects on demand, the 2005 hurricane season and future hurricanes could also lead to increased costs and shortages of construction labor and building supplies. The United States has never experienced a post-hurricane reconstruction effort like that planned and underway on the Gulf Coast so the long-term effects of this reconstruction on the construction industry cannot yet be predicted with certainty. Increased costs of labor and materials would negatively impact our profitability. Labor and materials shortages could delay the development of one or more of our projects, which could negatively impact our sales and profitability.
      In addition to hurricanes, the occurrence of other natural disasters in Florida, such as floods, fires, unusually heavy or prolonged rain and droughts, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of natural disasters could also cause increases in property and flood insurance rates and deductibles, which could reduce demand for our properties.

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
      The relocation of the airport is a condition to certain of our land-use entitlements in Bay County. We also believe that the relocation of the airport is important to the overall economic development of Northwest Florida. The FAA has issued a draft EIS with respect to the proposed alternatives. The FAA will be conducting additional analysis over the next several months on the redevelopment of the existing Panama City — Bay County International Airport for non-airport uses. This additional work will result in a delay in the release of the Final EIS for the relocation of the airport which will be located on property donated by JOE. The Airport Authority now expects that the Final EIS will be made public in May of 2006, and the subsequent FAA Record of Decision will be issued in September of 2006. In addition to the EIS process, other regulatory steps remain before a final decision is reached on the relocation of the airport. The relocation is also dependent on adequate funding. If the relocation of the airport does not occur, our business could be materially affected.

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

Increases in interest rates could reduce demand for our products.
      Continued increases in interest rates could reduce the demand for homes we build, particularly primary housing and home sites we develop, commercial properties we develop or sell, and land we sell. Increased interest rates could also negatively impact pricing for our products. A reduction in demand or pricing would materially adversely affect our profitability.

Our real estate operations are cyclical.
      Our business is affected by demographic and economic trends and the supply and rate of absorption of lot sales and new construction. As a result, our real estate operations are cyclical, which may cause our quarterly revenues and operating results to fluctuate significantly from quarter to quarter and to differ from the expectations of public market analysts and investors. If this occurs, our stock’s trading price could also fluctuate significantly.

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

Development of real estate entails a lengthy, uncertain and costly entitlements process.
      Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact, or DRI, application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.
      The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Local governments that fail to keep their plans current may be prohibited by law to amend their plans to allow for new development. All development orders and development permits must be consistent with the plan. Each plan must address such topics as future land use and capital improvements and make adequate provision for a multitude of public services including transportation, schools, solid waste disposal, sanitation, sewerage, potable water supply, drainage, affordable housing, open space and parks. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities, including roads, and services to residents. In many areas, infrastructure funding has not kept pace with growth, causing facilities to operate below established levels of service. Local governments are prohibited from issuing development orders or permits if facilities and services are not operating at established levels of service, or if the projects for which permits are requested will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan. If the proposed development would reduce the established level of service below the level set by the plan, the development order will require that the developer either sufficiently improve the services up front to meet the required level or provide financial assurances that the additional services will be provided as the project progresses.
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
      Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws, the enactment of new laws regarding the development of real property or the identification of new facts could lead to new or greater liabilities that could materially adversely affect our business, profitability or financial condition.

Environmental and other regulations may have an adverse effect on our business.
      Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits which involve a long, uncertain and costly regulatory process. Most of our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by law. Development approval most often requires mitigation for impacts that require land to be conserved at a disproportionate ratio versus the land approved for development. Much of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Much of our property is in coastal areas that usually have a more restrictive permitting burden and must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.
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
      Some of our past and present real property, particularly properties used in connection with our previous transportation and papermill operations, were involved in the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. We may bear liability for this contamination and for the costs of cleaning up a site at which we have disposed of or to which we have transported hazardous substances. The presence of hazardous substances on a property may also adversely affect our ability to sell or develop the property or to borrow funds using the property as collateral.
      Changes in laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could lead to new or greater liabilities that could materially adversely affect our business, profitability or financial condition.

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
      In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period, we will include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operations.

Significant competition could have an adverse effect on our business.

The real estate industry is generally characterized by significant competition.
      A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking properties for acquisition, resources for development and prospective purchasers and tenants. Competition from other real estate developers and real estate services companies may adversely affect our ability to:

•	sell homes and home sites;

•	attract purchasers;

•	attract and retain tenants;

•	sell undeveloped rural land;

•	attract and retain experienced real estate development personnel; and

•	obtain construction materials and labor.

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
      Our senior management is responsible for the continuing effort to create value for shareholders by repositioning our timberland holdings for higher and better uses. Our future success is highly dependent upon the continued employment of our senior management, particularly Peter Rummell, our Chairman and Chief Executive Officer. In August 2003, we entered into a five-year employment agreement with Mr. Rummell. The loss of one or more of our senior managers could have a material adverse effect on our business. We do not have key-person life insurance on any of our senior managers.

If we are unable to attract or retain experienced real estate development personnel, our business may be adversely affected.
      Our future success largely depends on our ability to attract and retain experienced real estate development personnel. The market for these employees is highly competitive. If we cannot continue to attract and retain quality personnel, our ability to effectively operate our business may be significantly limited.

Decline in rental income could adversely affect our financial results.
      We own a large portfolio of commercial real estate rental properties. Our profitability could be adversely affected if:

•	a significant number of our tenants are unable to meet their obligations to us;

•	we are unable to lease space at our properties when the space becomes available; and

•	the rental rates upon a renewal or a new lease are significantly lower than expected.

Item 1B.	Unresolved Staff Comments
      We have no unresolved comments from the Securities and Exchange Commission regarding our periodic or current reports.

Item 2.	Properties
      We own our principal executive offices located in Jacksonville, Florida.
      We own approximately 838,000 acres, the majority of which are located in Northwest Florida, including substantial gulf, lake and riverfront acreage. Most of our raw land assets are managed as timberlands until designated for development. For more information on our real estate assets, see Item 1. Business.

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
      Pursuant to the terms of various agreements by which we disposed of our sugar assets in 1999, we are obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds are being held in escrow pending the completion of the remediation. We have separately funded the costs of remediation. Remediation was substantially completed in 2003. We expect the remaining remediation to be completed and the amounts held in escrow to be released to us during 2006.

      Our former paper mill site in Gulf County, and certain adjacent real property north of the paper mill site are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been assessed and rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The adjacent real property north of the paper mill site has been assessed by us, with rehabilitation to be performed in 2006. Management does not believe our liability for any remaining rehabilitation on these properties will be material.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      We had approximately 87,000 beneficial owners of our common stock as of March 2, 2006. Our common stock is quoted on the New York Stock Exchange (“NYSE”) Composite Transactions Tape under the symbol “JOE.”
      The range of high and low prices for our common stock as reported on the NYSE Composite Transactions Tape and the dividends declared for the periods indicated is set forth below:

	Common
	Stock Price
			Dividends
	High	Low	Declared

2005
First Quarter	$75.90	$60.21	$0.14
Second Quarter	83.52	64.31	0.14
Third Quarter	85.25	59.79	0.16
Fourth Quarter	70.85	58.50	0.16
2004
First Quarter	$41.99	$36.39	$0.12
Second Quarter	42.27	35.06	0.12
Third Quarter	49.08	39.38	0.14
Fourth Quarter	64.75	46.97	0.14
      On March 9, 2006, the closing price of our common stock on the NYSE was $56.82.

      The following table describes the Company’s purchases of its common stock during the fourth quarter of 2005.

			(c)	(d
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased as	Amount that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs

				(In thousands)
Month Ended
October 31, 2005	196,100	$63.75	196,100	$47,316

Month Ended
November 30, 2005	626,000	$65.57	626,000	$6,272

Month Ended
December 31, 2005	45,668	$63.75	40,500	$153,520

(1)	Includes shares surrendered to the Company by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 5,168 shares in December 2005. There were no shares surrendered by executives in October or November 2005.

(2)	For a description of our Stock Repurchase Program, see note 2, “Summary of Significant Accounting Policies — Earnings Per Share,” in the notes to our Consolidated Financial Statements.

Item 6.	Selected Consolidated Financial Data
      The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein. The statement of income data with respect to the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from the financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of income data with respect to the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from the financial statements of the Company previously filed with the SEC, and also have been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Income Data:
Total revenues(1)	$938,192	$843,631	$678,853	$558,196	$501,539
Total expenses	757,403	703,766	538,825	453,838	420,980

Operating profit	180,789	139,865	140,028	104,358	80,559
Other income (expense)	(7,687)	(6,484)	(4,031)	124,983	(4,060)

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	173,102	133,381	135,997	229,341	76,499
Equity in income (loss) of unconsolidated affiliates	13,016	5,600	(2,168)	10,940	24,126
Income tax expense	64,332	52,525	48,429	88,875	37,484

Income from continuing operations before minority interest	121,786	86,456	85,400	151,406	63,141
Minority interest	7,820	2,594	553	1,366	524

Income from continuing operations	113,966	83,862	84,847	150,040	62,617
Income (loss) from discontinued operations(2)	(630)	1,014	(8,932)	3,436	7,588
Gain on sale of discontinued operations(2)	13,322	5,224	—	20,887	—

Net income	$126,658	$90,100	$75,915	$174,363	$70,205

Per Share Data:
Basic
Income from continuing operations	$1.52	$1.11	$1.12	$1.91	$0.78
Income (loss) from discontinued operations(2)	(0.01)	0.01	(0.12)	0.04	0.09
Gain on the sale of discontinued operations(2)	0.18	0.07	—	0.27	—

Net income	$1.69	$1.19	$1.00	$2.22	$0.87

Diluted
Income from continuing operations	$1.50	$1.09	$1.09	$1.84	$0.74
Income(loss) from discontinued operations	(0.01)	0.01	(0.11)	0.04	0.09
Gain on the sale of discontinued operations	0.17	0.07	—	0.26	—

Net income	$1.66	$1.17	$0.98	$2.14	$0.83

Dividends declared and paid	$0.60	$0.52	$0.32	$0.08	$0.08

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Investment in real estate	$1,036,174	$942,630	$886,076	$806,701	$736,734
Cash and investments(3)	202,605	94,816	57,403	73,273	200,225
Property, plant & equipment, net	40,176	33,562	36,272	42,907	49,826
Total assets	1,591,946	1,403,629	1,275,730	1,169,887	1,340,559
Debt	554,446	421,110	382,176	320,915	498,015
Total stockholders’ equity	488,998	495,411	487,315	480,093	518,073

(1)	Total revenues includes real estate revenues from property sales, timber sales, rental revenues and other revenues, primarily club operations and management and brokerage fees, and transportation revenues in 2002 and 2001.

(2)	Discontinued operations include the operations and subsequent sale of four commercial office buildings and Advantis Real Estate Services Company (“Advantis”) in 2005, two commercial office buildings sold in 2004 and the sales in 2002 of Arvida Realty Services (“ARS”) and two commercial office buildings. (See note 4 of Notes to Consolidated Financial Statements.)

(3)	Includes cash, cash equivalents and marketable securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The St. Joe Company is one of Florida’s largest real estate operating companies. We believe we have one of the largest inventories of private land suitable for development in the State of Florida, with a very low cost basis. The majority of our land is located in Northwest Florida. In order to optimize the value of these core real estate assets, our business plan calls for us to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets, most of which are currently managed as timberland, through the entitlement, development and subsequent sale of residential and commercial parcels, home sites and homes, or through the direct sale of unimproved land. In addition, we reinvest the proceeds of qualifying asset sales into like-kind properties under our tax deferral strategy, which has enabled us to create a significant portfolio of commercial rental properties.
      We have four operating segments: Towns & Resorts, commercial real estate, land sales and forestry.
      Our Towns & Resorts segment generates revenues from:

•	the sale of developed home sites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our Towns & Resorts developments; and

•	management fees.
      Our commercial real estate segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us; and

•	the sale of developed and undeveloped land for retail, multi-family, office and industrial uses.

      Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed home sites primarily within rural settings.
      Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of cypress lumber and mulch.
      Our ability to obtain land-use entitlements for our properties is a key requirement in repositioning our land to higher and better uses and for the generation of revenues. We continue to plan and obtain entitlements for an increasingly diverse set of land uses including retail, office, industrial, multi-family, marina and hotel uses. At the end of 2005, we had land-use entitlements in hand or in process for approximately 41,700 residential units and 14.6 million square feet of commercial space, with an additional 600 acres zoned for commercial uses.
      Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Economic, political and weather-related conditions could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials, the cost and availability of insurance, the availability of and changes in prices of fuel and energy, and other factors affecting us and the real estate industry in general and coastal real estate in particular. Additionally, increases in interest rates could reduce the demand for homes we build and home sites we develop, particularly primary housing and home sites, and commercial properties we develop or sell.
      Sales activity in our resort residential projects in Northwest Florida slowed in the third and fourth quarters of 2005 as a result of an active hurricane season as well as macroeconomic and real estate supply and demand factors. While sales activity in our primary residential communities remained robust through most of 2005, there are some signs of slowing in the most recent months compared to strong sales for the same period last year, potentially as a result of these same macroeconomic and real estate supply and demand factors.
      The 2005 hurricane season was particularly active, with four named storms impacting the coast of the Gulf of Mexico during these quarters. We were fortunate that there was only minimal physical damage to our properties, allowing us to quickly resume normal operations after each storm. However, the hurricanes in 2005 disrupted and depressed normal visitor traffic flows — and consequently demand for resort residential properties. Resort sales have remained slow thus far in the first quarter of 2006, traditionally the off-season for Northwest Florida. The possible residual effects of 2005’s hurricane season and subsequent increases in resale supply have added some uncertainty to the timing of the rebound of resort residential sales. We do not expect a return to the fevered market of the past few years, but a return to something closer to the historical norm. We continue to view these factors as temporary but meaningful influences on near-term earnings.
      Also during 2005, we noticed an increase in labor and construction material costs, which we attribute in part to the 2005 hurricane season. Although historically we have been able to offset increases in labor and construction material costs by increasing sales prices, as a result of the real estate supply and demand factors noted above, we may not be able to offset such costs with increased prices in the near future. Consequently, we believe our margins may be adversely affected by any additional increases in labor and construction material costs. It will remain unclear for some time what direct and indirect impacts the 2005 hurricane season and these other factors will have on the Company.
      We remain disciplined in this slowing market. We are continuing to diversify our customer base, to include individual homeowners and national homebuilders, local Florida buyers and transitioning Baby Boomers, local commercial developers and regional and national developers. Additionally, we have increased our marketing efforts to promote sales growth.

Forward-looking Statements
      Management’s discussion and analysis contains forward-looking statements, including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions, as well as trends and uncertainties that could affect our results. These statements are subject to risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For additional information concerning these factors and related matters, see “Risk Factors” in Item 1A of the Report and “Forward-looking Statements” in Item 1 of this Report.

Critical Accounting Estimates
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
      Investment in Real Estate and Cost of Real Estate Sales. Costs associated with a specific real estate project are capitalized once we determine that the project is economically probable. We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as internal costs of a regional project field office, are also capitalized. We capitalize interest based on the amount of underlying expenditures (up to total interest expense), and real estate taxes on real estate projects under development. If we determine not to complete a project, any previously capitalized costs are expensed in the period such determination is made.
      Real estate inventory costs include land and common development costs, such as roads, sewers and amenities, home construction costs, property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale. The accounting estimate related to inventory valuation is susceptible to change due to the use of assumptions about future sales proceeds and related real estate expenditures. Management’s assumptions about future housing and home site sales prices, sales volume and sales velocity require significant judgment because the real estate market is cyclical and is highly sensitive to changes in economic conditions. In addition, actual results could differ from management’s estimates due to changes in anticipated development, construction and overhead costs. Although we have not made significant adjustments affecting real estate gross profit margins in the past, there can be no assurances that estimates used to generate future real estate gross profit margins will not differ from our current estimates.
      Revenue Recognition — Percentage-of-Completion. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, revenue for multi-family residences under construction is recognized using the percentage-of-completion method when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is assured, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs.

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
      Impairment of Long-lived Assets and Goodwill. Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate such an evaluation is warranted. This review involves a number of assumptions and estimates used in determining whether impairment exists, including estimation of undiscounted cash flows. Depending on the asset, we use varying methods to determine fair value, such as (i) discounting expected future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. These methods of determining fair value can fluctuate up or down significantly as a result of a number of factors, including changes in the general economy of our markets and demand for real estate. If we determine that impairment exists due to the inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss is recorded to the extent that the carrying value exceeds estimated fair value less costs to sell.
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
      Intangible Assets. We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values, using customary estimates of fair value, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. These fair values can fluctuate up or down significantly as a result of a number of factors and estimates, including changes in the general economy of our markets, demand for real estate, lease terms, amortization periods and fair market values assigned to leases as well as fair value assigned to customer relationships.
      Pension Plan. The Company sponsors a defined-benefit pension plan covering a majority of our employees. Currently, our pension plan is over-funded and contributes income to the Company. The accounting for pension benefits is determined by standardized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant impact on the income contributed by the pension plan. We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in the calculation of pension income. For example, in 2005, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $2.4 million increase in pre-tax income ($1.5 million net of tax). A 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in less than a $0.1 million increase in pre-tax income.
      Income Taxes. In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period, we will include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operation.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (“FAS 152”). FAS 152 clarifies the accounting for sales and other transactions involving real estate time-sharing transactions and is effective for financial statements for fiscal years beginning after June 15, 2005. Upon adoption, we do not expect FAS 152 to have a material effect on our financial position or results of operations.
      Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“FAS 153”). FAS 153 eliminates a previous exception from fair value reporting for nonmonetary exchanges of similar productive assets and introduces an exception from fair value reporting for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary change is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is applicable to nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The impact of adopting FAS 153 did not have a material adverse impact on the Company’s financial position or results of operations.
      In October 2005, the FASB published FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”), which stipulates that a lessee’s rental costs associated with operating leases during a construction period must be recognized as rental expense, included in income from continuing operations and allocated over the lease term according to current guidance on accounting for leases. We plan to adopt FSP 13-1 beginning January 1, 2006, as required by the FSP. Upon adoption, we do not expect FSP 13-1 to have a material effect on our results of operations or financial position.
      In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). In addition, the FASB has issued FSP SOP 78-9-1,“Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in EITF No. 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/or (b) substantive participating rights. The consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We will not be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statement applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. FAS 154 is effective for the Company beginning January 1, 2006, with earlier application allowed. We plan to adopt FAS 154 as of January 1, 2006, and do not expect FAS 154 to have a material effect on our current financial position or results of operations.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation requires recognition of an asset and liability with regards to legal obligations associated with the retirement of a tangible long-lived asset, such as the abatement of asbestos. The interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FASB Interpretation No. 47 did not have any effect on our financial statements.
      In April 2005, the Securities and Exchange Commission (“SEC”) adopted a final rule regarding the compliance date for FASB No. 123R, Share-Based Payment (“FAS 123(R)”), for public companies. The new rule changes the required date of implementation to the beginning of the first full fiscal year beginning after June 15, 2005. As a result, we plan to adopt FAS 123(R) as of January 1, 2006. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required previously and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. Upon implementation of FAS 123(R), we will recognize compensation cost over the vesting period in our financial statements for the unvested portion of existing options granted prior to the compliance date and the cost of stock options granted to employees after the compliance date based on the fair value of the stock options at grant date. We will continue to expense restricted stock compensation over the stock’s vesting period, which is deemed to be the period for which services are performed. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions will be recognized as compensation expense.
Results of Operations
      Net income for 2005 was $126.6 million, or $1.66 per diluted share, compared with $90.1 million, or $1.17 per diluted share, in 2004, and $75.9 million, or $0.98 per diluted share, in 2003. Results for 2005 reported in discontinued operations include an after-tax loss of $5.9 million, or $0.08 per diluted share, resulting from the sale of Advantis Real Estate Services Company (“Advantis”), our commercial real estate services unit. Discontinued operations for 2005 also include after-tax gains on sales of four office buildings totaling $19.2 million, or $0.25 per diluted share. The results for 2003 included a non-cash charge of $8.8 million, or $0.11 per diluted share, to reduce the carrying value of goodwill associated with Advantis.
      We report revenues from our four operating segments: Towns & Resorts, commercial real estate, land sales and forestry. Real estate sales are generated from sales of residential homes and home sites, parcels of developed and undeveloped land, and commercial buildings which are not reported as discontinued operations. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate segment. Timber sales are generated from the forestry segment. Other revenues are primarily club operations and management fees from the Towns & Resorts segment.

Consolidated Results
      Revenues and Expenses. The following table sets forth a comparison of the revenues and expenses for the three years ended December 31, 2005.

	Years Ended December 31,			2005 vs. 2004		2004 vs. 2003

	2005	2004	2003	Difference	% Change	Difference	% Change

	(Dollars in millions)
Revenues:
Real estate sales	$824.8	$734.3	$592.2	$90.5	12%	$142.1	24%
Rental	40.7	30.8	21.6	9.9	32	9.2	43
Timber sales	28.0	35.2	36.6	(7.2)	(20)	(1.4)	(4)
Other	44.7	43.3	28.5	1.4	3	14.8	52

Total	$938.2	$843.6	$678.9	$94.6	11%	$164.7	24%

Expenses:
Cost of real estate sales	526.1	485.4	354.1	40.7	8	131.3	37
Cost of rental revenues	15.9	12.8	11.3	3.1	24	1.5	13
Cost of timber sales	20.0	21.8	24.2	(1.8)	(8)	(2.4)	(10)
Cost of other revenues	39.7	37.6	27.2	2.1	6	10.4	38
Other operating expenses	69.6	69.0	62.5	0.6	1	6.5	10

Total	$671.3	$626.6	$479.3	$44.7	7%	$147.3	31%

      The increases in revenues from real estate sales and costs of real estate sales were in each case primarily due to increased sales in the Towns & Resorts and land sales segments. These increases were partially offset by a decrease in sales of commercial land and buildings. Results for the 2004 commercial real estate segment included a 93-acre sale for $26.5 million. Additionally, during 2005, four buildings were sold by the commercial real estate segment and recorded as discontinued operations, and during 2004, two buildings were sold by the commercial real estate segment and recorded as discontinued operations. Also, in 2004, costs of real estate sales increased due to actual construction costs in excess of estimates at WaterSound Beach, one of our residential communities. (For a more detailed discussion of this increase, see Revenue Recognition — Percentage-of-Completion under Critical Accounting Estimates above.) The increases in rental revenues and costs of rental revenues were in each case primarily due to the purchase of commercial buildings. Timber revenue decreased each year due to a reduction in volume harvested from Company-owned lands and, in 2005, price decreases. Timber revenue in 2004 was lower than 2003 due to an intentional reduction in production at the cypress mill operation for the purpose of improving margins and profitability, partially offset by price increases. Cost of timber revenues decreased due to lower costs in the timber operation resulting from lower sales and, in 2004, increased efficiencies in the cypress mill operation. Other revenues and costs of other revenues increased from 2004 to 2005 primarily due to increases in resort operations, and from 2003 to 2004 primarily due to increases in resale brokerage activity in the Towns & Resorts segment. Other operating expenses increased primarily due to increases in the land sales segment. For further discussion of revenues and expenses, see Segment Results below.
      Corporate Expense. Corporate expense, representing corporate general and administrative expenses, increased $4.2 million, or 10%, to $48.0 million in 2005 over 2004. The increase was due to an increase in non-capitalizable entitlements costs, a decrease in pension credit and an increase in compensation costs. Corporate expense increased $9.3 million, or 27%, to $43.8 million in 2004 from $34.5 million in 2003. The increase was due to increases in compensation costs, increases in audit and audit related fees, and miscellaneous other corporate expenses.
      Depreciation and Amortization. Depreciation and amortization increased $6.7 million, or 21%, to $38.1 million in 2005 compared to $31.4 million in 2004. The increase was due to a $3.4 million increase in depreciation and a $3.3 million increase in amortization due primarily to additional investments in commercial investment property. Depreciation and amortization increased $6.7 million, or 27%, to $31.4 million in 2004 compared to $24.7 million in 2003. The increase was due to a $3.3 million increase in depreciation resulting primarily from additional investments in commercial investment property and residential operating property and property, plant and equipment and a $3.4 million increase in amortization resulting from an increase in intangible assets associated with our commercial operating properties.
      Impairment Losses. No impairment losses were recorded in 2005. During 2004, we recorded a $2.0 million impairment loss related to one of our Towns & Resorts projects in North Carolina pursuant to Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Discontinued Operations for a discussion of the $14.1 million pretax Advantis impairment loss recorded in 2003. During 2003, we also recorded an impairment loss of $0.3 million related to commercial properties.
      Other Income (Expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets and other income. Other income (expense) was $(7.7) million in 2005, $(6.5) million in 2004 and $(4.0) million in 2003. Investment income increased to $3.5 million in 2005 due primarily to higher invested cash balances. Investment income was $0.8 million in 2004 compared to $0.9 million in 2003. Interest expense increased to $15.2 million in 2005 from $10.2 million in 2004 primarily due to an increase in the average amount of debt outstanding in 2005. Interest expense increased $2.4 million in 2004 from $7.8 million in 2003, primarily due to an increase in the average amount of debt in 2004. Other income was $4.0 million in 2005, $2.8 million in 2004 and $2.9 million in 2003.
      Equity in Income (Loss) of Unconsolidated Affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income (loss) of unconsolidated affiliates totaled $13.0 million in 2005, $5.6 million in 2004 and $(2.2) million in 2003.
      The Towns & Resorts segment recorded equity in the income (loss) of unconsolidated affiliates of $10.6 million in 2005, $5.8 million in 2004 and $(4.1) million in 2003. The 2005 and 2004 results were primarily due to increases in closings at two unconsolidated affiliates that are developing residential property in Florida. For 2003, equity in income (loss) of unconsolidated affiliates included our 24% limited partnership interest in Arvida/JMB Partners, LP. This entity completed its operations in 2003 and continues to wind up its affairs under the name ALP Liquidating Trust. It reported a $(0.7) million loss in 2005 and a $(3.5) million loss in 2003 made up of a pre-tax charge based on estimates of future costs and future cash distributions associated with the completion of operations.
      The commercial real estate segment recorded equity in the income (loss) of unconsolidated affiliates of $2.4 million in 2005, $(0.2) million in 2004 and $1.9 million in 2003. Included in 2005 was equity in income of $2.2 million from Deerfield Commons I, LLC and $0.2 million from Deerfield Park, LLC resulting from the sale of the building and the final parcel of land, respectively, of these two affiliates. Equity in income from Deerfield Commons I and Deerfield Park, LLC combined totaled $1.6 million in 2004 and $1.5 million in 2003. On June 24, 2005, we sold our 50% interest in Codina Group, Inc. (“CGI”) at book value. Included in 2004 and 2003 results were losses of $(1.5) million and $(0.3) million, respectively, related to our 50% previous ownership interest of CGI. Equity in income of unconsolidated affiliates in 2003 also included a gain of $1.0 million from the sale of our 45% interest in the 355 Alhambra building located in Coral Gables, Florida.
      Income Tax Expense. Income tax expense on continuing operations totaled $64.3 million in 2005, $52.5 million in 2004 and $48.4 million in 2003. Our effective tax rate was 36% in 2005, 38% in 2004 and 36% in 2003. Our effective rate decreased in 2005 as a result of our on-going re-evaluation of our estimates of deferred tax assets and liabilities. Our effective tax rate increased in 2004 due to an increase in restricted stock deferred compensation, a portion of which is not deductible for tax purposes.

      Discontinued Operations. Discontinued operations include the operations and subsequent sales of Advantis and four commercial office buildings in 2005, and the operations and sales of two commercial office buildings sold in 2004. These entities’ results are not included in income from continuing operations.
      On September 7, 2005, Advantis was sold for a sales price of $11.4 million, consisting of $3.9 million in cash and $7.5 million in notes receivable, for a net of tax loss of $5.9 million, or $0.08 per share. For the years ended December 31, 2005, 2004, and 2003, Advantis recorded revenues of $70.0 million, $98.1 million and $62.5 million respectively. Pre-tax (loss) income was $(1.6) million, $0.7 million and $(16.9) million, respectively for the years ended December 31, 2005, 2004 and 2003. During 2003, as a result of declining operations due to the difficult economic environment for commercial real estate services companies, we utilized a discounted cash flow method to determine the fair value of Advantis and recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. Under the terms of the sale, we will continue to use Advantis to manage and lease certain of our commercial properties, and Advantis may be involved in certain land sales in the future. We believe the management contracts are at market rates and that our on-going involvement with Advantis is not material to either them or us.
      Building sales included in discontinued operations in 2005 consisted of the sales of four office buildings for aggregate proceeds of $93.8 million and total pre-tax gains of $30.8 million. For the years ended December 31, 2005, 2004 and 2003, respectively, the aggregate revenues generated by these four buildings prior to their sales totaled $7.5 million, $9.7 million and $9.4 million. Aggregate pre-tax income was $0.1 million, $0.7 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      In 2004, we sold two office buildings for aggregate proceeds of $67.3 million and pre-tax gains of $7.7 million. Prior to their sale, aggregate revenues during 2004 and 2003 were $5.9 million and $9.8 million, respectively, and aggregate pre-tax income was $0.4 million and $0.7 million, respectively.

Segment Results
     Towns & Resorts
      Our Towns & Resorts segment develops large-scale, mixed-use resort, primary and secondary residential communities primarily on land with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee, the state capital. Our residential homebuilding in North and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.
      Sales activity in our resort residential projects in Northwest Florida slowed in the third and fourth quarters of 2005 as a result of an active hurricane season as well as macroeconomic and real estate supply and demand factors. While sales activity in our primary residential communities remained robust through most of 2005, there are some signs of slowing in the most recent months compared to strong sales for the same period last year, potentially as a result of these same macroeconomic and real estate supply and demand factors.
      The 2005 hurricane season was particularly active, with four named storms impacting the coast of the Gulf of Mexico during these quarters. We were fortunate that there was only minimal physical damage to our properties, allowing us to quickly resume normal operations after each storm. However, the hurricanes in 2005 disrupted and depressed normal visitor traffic flows — and consequently demand for resort residential properties. Resort sales have remained slow thus far in the first quarter of 2006, traditionally the off-season for Northwest Florida. The possible residual effects of 2005’s hurricane season and subsequent increases in resale supply have added some uncertainty to the timing of the rebound of resort residential sales. We do not expect a return to the fevered market of the past few years, but a return to something closer to the historical norm. We continue to view these factors as temporary but meaningful influences on near-term earnings.
      Also during 2005, we noticed an increase in labor and construction material costs, which we attribute in part to the 2005 hurricane season. Although historically we have been able to offset increases in labor and construction material costs by increasing sales prices, as a result of the real estate supply and demand factors noted above, we may not be able to offset such costs with increased prices in the near future. Consequently, we believe our margins may be adversely affected by any additional increases in labor and construction material costs. It will remain unclear for some time what direct and indirect impacts the 2005 hurricane season and the potential impact of these other factors will have on the Company.
      Revenues and costs of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage-of-completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family unit or a PRC unit, percentage-of-completion accounting is not utilized. Instead, full accrual accounting criteria are used, which recognize revenue when sales contracts are closed. All deposits are non-refundable (subject to a 15-day waiting period as required by law), except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract is reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are signed and deposits made are recognized on the full accrual method of accounting as contracts are closed.
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
      Percentage-of-completion accounting is also used for home site sales when required development is not complete at the time of the sale. Currently, we are using percentage-of-completion accounting for home site sales at WaterSound West Beach and SummerCamp. Cash is collected at the time of the sale, while gross profit on home site sales at those communities is recognized based on construction completed in relation to total development costs.
      The table below sets forth the results of operations of our Towns & Resorts segment for the three years ended December 31, 2005:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Revenues:
Real estate sales	$663.0	$575.0	$467.3
Rental revenues	1.6	1.1	0.8
Other revenues	43.3	41.5	26.8

Total revenues	707.9	617.6	494.9

Expenses:
Cost of real estate sales	472.7	419.1	332.9
Cost of rental revenues	1.7	1.2	1.6
Cost of other revenues	39.4	36.5	26.6
Other operating expenses	47.2	48.7	44.6
Depreciation and amortization	9.9	10.0	8.6
Impairment loss	—	2.0	—

Total expenses	570.9	517.5	414.3

Other income (expense)	0.1	(0.2)	—

Pre-tax income from continuing operations	$137.1	$99.9	$80.6

      The following table summarizes sales activity at various residential communities for the three years ended December 31, 2005:
St. Joe Towns & Resorts
Sales Activity

	2005				2004				2003

	Units	Avg.	Contracts		Units	Avg.	Contracts	Avg.	Units	Avg.	Contracts	Avg.
	Closed	Price	Accepted(1)	Avg. Price	Closed	Price	Accepted(1)	Price	Closed	Price	Accepted(1)	Price

	($ in thousands)
WaterColor
Home Sites	50	$660.6	50	$660.6	148	$488.4	96	$616.3	206	$285.8	249	$277.4
Single/ Multifamily Homes	8	885.5	—	N/A	11	896.8	12	942.6	30	673.8	19	786.7
PRC Shares	1	285.0	1	285.0	87	N/A	64	215.5	—	N/A	23	189.6
WaterSound Beach
Home Sites	46	1,128.4	46	1,128.4	29	523.2	17	626.4	93	399.0	105	396.5
Single-Family Homes	—	N/A	—	N/A	1	5,100.0	2	3,197.0	—	N/A	—	N/A
Multifamily Homes	48	1,501.1	(1)	(1,250.0)	51	1,172.8	50	1,466.2	30	1,177.3	34	1,142.4
WaterSound
West Beach
Home Sites	10	719.4	11	722.3	—	N/A	—	N/A	—	N/A	—	N/A
Single-Family Homes	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Palmetto Trace
Home Sites	15	75.0	15	75.0	—	N/A	—	N/A	—	N/A	—	N/A
Single-Family Homes	141	214.5	104	276.5	92	149.5	106	167.5	88	154.3	101	156.8
The Hammocks
Home Sites	—	N/A	—	N/A	70	37.8	70	37.8	30	30.4	24	30.3
Single-Family Homes	79	164.7	71	154.2	77	149.9	81	161.4	48	142.6	72	149.3
WindMark Beach
Home Sites	—	N/A	—	N/A	4	1,006.3	4	1,006.3	13	567.3	10	518.0
Bridgeport
Home Sites	31	23.7	36	23.7	—	N/A	—	N/A	—	N/A	—	N/A
SouthWood
Home Sites	63	124.8	67	125.2	58	97.7	60	97.6	63	84.6	64	89.1
Single-Family Homes	216	254.1	209	290.8	174	235.6	210	250.0	133	203.2	151	228.6
SummerCamp
Home Sites	64	350.2	64	350.2	—	N/A	—	N/A	—	N/A	—	N/A
Single-Family Homes	—	N/A	1	902.4	—	N/A	—	N/A	—	N/A	—	N/A
St. Johns G & CC
Home Sites	43	68.4	35	70.2	35	83.6	20	61.0	40	55.7	63	70.2
Single-Family Homes	111	412.3	47	488.6	104	350.3	125	386.5	124	319.1	122	339.5

	2005				2004				2003

	Units	Avg.	Contracts		Units	Avg.	Contracts	Avg.	Units	Avg.	Contracts	Avg.
	Closed	Price	Accepted(1)	Avg. Price	Closed	Price	Accepted(1)	Price	Closed	Price	Accepted(1)	Price

	($ in thousands)
Hampton Park/James Island
Single-Family Homes	13	419.8	4	502.5	72	360.6	30	377.4	109	328.5	92	341.5
Victoria Park
Home Sites	64	130.9	61	135.3	53	76.9	54	79.3	32	72.0	33	75.2
Single-Family Homes	299	267.4	261	303.9	179	221.9	270	245.4	124	196.2	169	204.6
Artisan Park(2)
Home Sites	16	425.6	16	425.6	17	211.5	17	211.5	10	127.9	10	127.9
Single-Family Homes	95	529.3	85	654.7	64	404.8	86	452.1	—	N/A	47	400.8
Multifamily Homes	86	294.2	88	472.7	—	N/A	149	325.3	—	N/A	—	N/A
Paseos(2)
Single-Family Homes	117	450.8	1	773.0	124	396.2	182	482.9	15	365.7	108	391.5
Rivercrest(2)
Single-Family Homes	491	168.5	294	203.8	298	152.2	729	171.2	167	146.3	231	146.6
Saussy Burbank
Home Sites	—	N/A	—	N/A	—	N/A	—	N/A	32	24.0	32	24.0
Single-Family Homes	699	254.9	783	257.9	748	221.3	698	229.4	555	208.2	607	207.2

Total	2,806		2,349		2,496		3,132		1,942		2,366

(1)	Contracts accepted during the year. Contracts accepted and closed during the year are also included as units closed. Average prices shown reflect variations in the product mix across time periods as well as price changes for similar product.

(2)	JOE owns 74 percent of Artisan Park and 50 percent of each of Paseos and Rivercrest. Sales from Paseos and Rivercrest are not consolidated with the financial results of St. Joe Towns & Resorts.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Real estate sales include sales of homes and home sites, as well as sales of land. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).
      The following table sets forth the components of our real estate sales and cost of real estate sales:

	Year Ended December 31, 2005			Year Ended December 31, 2004

	Homes	Home Sites	Total	Homes	Home Sites	Total

	(Dollars in millions)
Sales	$537.6	$125.1	$662.7	$462.0	$109.8	$571.8
Cost of Sales:
Direct costs	375.4	25.4	400.8	323.4	26.6	350.0
Selling costs	27.8	3.9	31.7	24.7	5.2	29.9
Other indirect costs	37.1	3.0	40.1	34.8	3.7	38.5

Total Cost of Sales	440.3	32.3	472.6	382.9	35.5	418.4

Gross Profit	$97.3	$92.8	$190.1	$79.1	$74.3	$153.4

Gross Profit Margin	18%	74%	29%	17%	68%	27%
      The changes in the components of our real estate sales and cost of real estate sales from the year ended December 31, 2005, to the year ended December 31, 2004, are set forth below by geographic region and product type. A more detailed explanation of the changes follows the table.

	Year Ended December 31, 2005				Year Ended December 31, 2004

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Resort
Single-family homes	8	$7.1	$5.1	$2.0	12	$15.0	$10.0	$5.0
Multi-family homes	48	21.2	13.2	8.0	51	55.4	34.2	21.2
Private Residence Club	1	0.3	0.1	0.2	87	17.0	9.4	7.6
Home sites	170	96.4	19.5	76.9	181	90.9	26.5	64.4
Primary
Single-family homes	301	77.7	64.3	13.4	239	52.0	47.8	4.2
Townhomes	135	20.5	17.4	3.1	104	14.3	13.1	1.2
Home sites	109	10.1	5.7	4.4	128	8.1	4.4	3.7
Northeast Florida:
Primary
Single-family homes	124	51.2	39.5	11.7	176	62.4	52.2	10.2
Home sites	43	3.4	0.9	2.5	35	2.9	1.1	1.8
Central Florida:
Primary
Single-family homes	386	126.4	99.6	26.8	237	63.6	51.3	12.3
Multi-family homes	86	51.3	38.6	12.7	—	14.8	12.0	2.8
Townhomes	8	3.8	3.1	0.7	6	2.0	1.7	0.3
Home sites	80	15.2	6.2	9.0	70	7.8	3.6	4.2
North and South Carolina:
Primary
Single-family homes	693	177.2	158.6	18.6	735	163.6	149.3	14.3
Townhomes	6	0.9	0.8	0.1	13	2.0	1.8	0.2

Total	2,198	$662.7	$472.6	$190.1	2,074	$571.8	$418.4	$153.4

      Our Northwest Florida resort communities include WaterColor, WaterSound Beach, WaterSound West Beach and SummerCamp. Our Northwest Florida primary communities include The Hammocks, Palmetto Trace, SouthWood and Port St. Joe primary housing. Our principal Northeast Florida primary communities include St. Johns Golf and Country Club and James Island. Our Central Florida communities, all of which are primary, include Artisan Park and Victoria Park. North and South Carolina include all of the communities of Saussy Burbank, all of which are primary. As of December 31, 2005, a total of six completed homes and 60 resort home sites have been released for sale but remained in inventory at WaterColor, WaterSound Beach, WaterSound West Beach and SummerCamp.
      In our Northwest Florida resort communities, revenue and closed units decreased in 2005 compared to 2004 due to reduced activity in the second half of the year in our resort residential projects as the 2005 hurricane season depressed normal traffic flow to the region. The gross profit percentage from single-family residence sales decreased to 28% in 2005 from 33% in 2004, primarily due to the mix of relative location and size of the home sales closed in each period. The average price of a single-family residence sold in 2005 was $888,000 compared to $1,250,000 in 2004. The decrease in average sales price is due primarily to the sale of the Southern Accents Showhouse at WaterSound Beach in 2004 at a price of $5.1 million. Gross profit recognized on the sale of multi-family residences decreased in 2005 due to the completion of profit recognition on certain multi-family residences in 2004. The gross profit percentage from home site sales increased to 80% in 2005 from 71% in 2004 due primarily to an increase in average prices of home sites sold and a change in the mix of relative locations of the closed home sites. The average price of home sites sold in 2005 was $671,000 compared to $502,000 in 2004.
      Included in Northwest Florida resort communities are WaterSound West Beach and SummerCamp, which had total proceeds from the closing of home sites in 2005 of $7.1 million and $22.4 million, respectively. Since required infrastructure and amenity development was not complete at the time the home sites were sold, a portion of the gross profit had to be deferred based on the amount of required development not yet completed in relation to total estimated required development costs. As a result, for the year ended December 31, 2005, at WaterSound West Beach we deferred $4.0 million in revenue and $3.0 million of gross profit, substantially all of which we expect to recognize in 2006. At SummerCamp, for the year ended December 31, 2005, we deferred $13.6 million in revenue and $8.7 million of gross profit, substantially all of which we expect to recognize over the period from January 1, 2006, through the end of 2008.
      In our Northwest Florida primary communities, units closed and revenues increased due to strong demand which supported price increases. The gross profit percentage from single-family home sales increased to 17% in 2005 from 8% in 2004, primarily due to an increase in the average sales price and the mix of location and size of the home sales closed. The average price of a single-family residence sold in 2005 was $258,000 compared to $218,000 in 2004. Also during 2004, gross profit was reduced by a $1.7 million expense recorded for warranty costs in excess of warranty reserves at a previously completed community. Townhome gross profit percentages also increased in 2005 due primarily to an increase in sales prices of approximately 10% and the mix of locations of the townhomes closed. Home site gross profit percentages decreased to 44% in 2005 from 46% in 2004 due primarily to the closing of lower margin home sites in our Port St. Joe primary housing developments during 2005.
      In our Northeast Florida communities, closed units and revenues decreased in 2005 as a result of a lack of product availability in James Island and Hampton Park, which were substantially sold out in 2004 and completed during 2005. This trend is expected to continue as St. Johns Golf and Country Club is expected to be completed in 2006 and RiverTown is not expected to begin generating significant revenues until 2007 or 2008. The gross profit percentage from single-family residence sales increased to 23% in 2005 from 16% in 2004 primarily due to the strong demand supporting higher prices as we approach sellout in these communities. The average price of a single-family residence sold in 2005 was $413,000 compared to $355,000 in 2004. Home site gross profit percentages increased to 74% in 2005 from 62% in 2004 due primarily to the mix of sizes and locations of the home sites sold during each period.
      In our Central Florida communities, the gross profit percentage on single-family home sales increased to 21% in 2005 from 19% in 2004. The increase, which was a result of our ability to achieve stronger pricing in these primary communities, was partly offset by increasing construction costs following the 2004 hurricane season. Gross profit recognized on the sale of multi-family residences increased $9.9 million in

2005 due to the accelerated sales and construction activity and the resulting profit recognition under percentage-of-completion accounting. Gross profit percentages on multi-family residences increased to 25% in 2005 from 19% in 2004 due primarily to our ability to raise prices to more than offset increased construction costs. The gross profit percentage from home site sales increased to 59% in 2005 from 54% in 2004 due primarily to the increased average price of home sites to $190,000 in 2005 compared to $112,000 in 2004. Sales of condominium units in Artisan Park have slowed due to increased supply of units in the Orlando area as a result of condominium conversion projects. Another factor in the slower sales is competition from the resale of units sold to investors earlier in the life of the project. Despite these factors, we still expect the sellout of the remaining condominium units in 2006.
      In our North and South Carolina communities, the gross profit percentage on single-family home sales increased to 10% in 2005 from 9% in 2004 due primarily to price increases on comparable homes, lower buyer incentives and changes in the mix of relative locations of homes closed in each period. During 2004 we also recorded an impairment loss of $2.0 million related to one of Saussy Burbank’s community development projects.
      Other revenues included revenues from the WaterColor Inn, other resort and club operations, management fees and brokerage activities. Other revenues were $43.3 million in 2005 with $39.4 million in related costs, compared to revenues totaling $41.5 million in 2004 with $36.5 million in related costs. The decrease in the gross profit of other revenues was primarily due to the decrease in resale brokerage activity.
      Other operating expenses include salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses in 2004 included $3.0 million of nonrecurring uninsured losses related to storm damage while similar losses incurred in 2005 were $1.0 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Real estate sales include sales of homes and home sites, as well as sales of land. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).
      The following table sets forth the components of our real estate sales and cost of real estate sales:

	Year Ended December 31, 2004			Year Ended December 31, 2003

	Homes	Home Sites	Total	Homes	Home Sites	Total

	(Dollars in millions)
Sales	$462.0	$109.8	$571.8	$348.4	$115.7	$464.1
Cost of Sales:
Direct costs	323.4	26.6	350.0	242.1	34.3	276.4
Selling costs	24.7	5.2	29.9	17.8	5.8	23.6
Other indirect costs	34.8	3.7	38.5	27.9	3.4	31.3

Total Cost of Sales	382.9	35.5	418.4	287.8	43.5	331.3

Gross Profit	$79.1	$74.3	$153.4	$60.6	$72.2	$132.8

Gross Profit Margin	17%	68%	27%	17%	62%	29%

      The changes in the components of our real estate sales and cost of real estate sales from the year ended December 31, 2004, to the year ended December 31, 2003, are set forth below by geographic region and product type. A more detailed explanation of the changes follows the table.

	Year Ended December 31, 2004				Year Ended December 31, 2003

	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit

	(Dollars in millions)
Northwest Florida:
Resort
Single-family homes	12	$15.0	$10.0	$5.0	12	$9.6	$6.3	$3.3
Multi-family homes	51	55.4	34.2	21.2	48	74.7	47.9	26.8
Private Residence Club	87	17.0	9.4	7.6	—	1.2	0.7	0.5
Home sites	181	90.9	26.5	64.4	312	102.5	36.3	66.2
Primary
Single-family homes	239	52.0	47.8	4.2	180	35.6	31.3	4.3
Townhomes	104	14.3	13.1	1.2	89	11.9	10.5	1.4
Home sites	128	8.1	4.4	3.7	93	6.6	3.3	3.3
Northeast Florida:
Primary
Single-family homes	176	62.4	52.2	10.2	233	75.4	64.2	11.2
Home sites	35	2.9	1.1	1.8	40	2.2	1.0	1.2
Central Florida:
Primary
Single-family homes	237	63.6	51.3	12.3	124	24.3	21.7	2.6
Multi-family homes	—	14.8	12.0	2.8	—	—	—	—
Townhomes	6	2.0	1.7	0.3	—	—	—	—
Home sites	70	7.8	3.6	4.2	42	3.6	2.1	1.5
North and South Carolina:
Primary
Single-family homes	735	163.6	149.3	14.3	542	113.9	103.6	10.3
Townhomes	13	2.0	1.8	0.2	13	1.8	1.6	0.2
Home sites	—	—	—	—	32	0.8	0.8	0.0

Total	2,074	$571.8	$418.4	$153.4	1,760	$464.1	$331.3	$132.8

      In our Northwest Florida resort communities, the average price of a single-family residence sold in 2004 was $1,250,000 compared to $801,000 in 2003. The increase in average sales price was due primarily to the sale of the Southern Accents Showhouse in 2004 at a price of $5.1 million. Gross profit recognized on the sale of multi-family residences decreased in 2004 due to the timing of costs incurred on percentage-of-completion products. The gross profit percentage on sales of multi-family residences increased to 38% in 2004 from 36% in 2003. Increased margins were partially offset by an increase in the cost of revenues associated with the 80 completed and sold multi-family residences at WaterSound Beach due to actual construction costs exceeding estimates in the first quarter of 2004, as previously discussed (see Critical Accounting Estimates). Revenues and cost of revenues recorded for the PRC were higher in 2004 than in 2003 because percentage-of-completion accounting on PRC units did not begin until late in 2003 as construction passed the preliminary stage and other percentage-of-completion requirements were met. The average price of a home site sold in 2004 was $502,000 compared to $328,000 in 2003. The gross profit percentage from home site sales was 71% in 2005 and 65% in 2004. The increased gross profit percentage was due primarily to an increase in prices of comparable units and to a change in the mix of relative locations of the home sites sold, partially offset by increases in development costs associated with amenities and roadway improvements.

      In our Northwest Florida primary communities, the gross profit percentage from single-family residence sales decreased to 8% in 2004 from 12% in 2003, primarily due to a $1.7 million expense recorded for warranty costs in excess of warranty reserves at a previously completed community. The average price of a single-family residence sold in 2004 was $218,000 compared to $198,000 in 2003 primarily as a result of price appreciation in SouthWood. Townhome gross profit percentages decreased in 2004 primarily due to an increase in construction costs at The Hammocks. Home site gross profit percentages decreased to 46% in 2004 from 50% in 2003 due primarily to an increase in development costs and a decrease in the number of residential units included in our plans, resulting in increased development costs on a per-unit basis at SouthWood.
      In our Northeast Florida communities, the gross profit percentage from single-family residence sales increased to 16% in 2004 from 15% in 2003, primarily due to the increase in average sales price and the mix of relative locations and sizes of the home sales closed. The average price of a single-family residence sold in 2004 was $355,000 compared to $324,000 in 2003. Home site gross profit percentages increased to 62% in 2004 from 54% in 2003 due primarily to the mix of sizes and locations of the home sites sold during each period.
      In our Central Florida communities, the gross profit percentage on single-family residence sales increased to 19% in 2004 from 11% in 2003 due to price increases on comparable homes and changes in the mix of relative locations of home sites sold in each period. The average price of a single-family residence sold in 2004 was $268,000 compared to $196,000 in 2003. The gross profit percentage from home site sales increased to 54% in 2004 from 42% in 2003 due primarily to the increase in average price of home sites. The average price of a home site sold in 2005 was $112,000 compared to $87,000 in 2003.
      In our North and South Carolina communities, the gross profit percentage on single-family home sales remained constant at approximately 9% due to price increases on comparable homes and changes in the mix of relative locations of homes sold in each period offset by cost increases and selective discounting of home prices. The average price of a home sold in 2004 was $222,000 compared to $209,000 in 2003. During 2004, we recorded an impairment loss of $2.0 million related to one of Saussy Burbank’s community development projects.
      Other revenues included revenues from the WaterColor Inn, other resort operations and brokerage activities. Other revenues were $41.5 million in 2004 with $36.5 million in related costs, resulting in a gross profit percentage of 12%, compared to revenues totaling $26.8 million in 2003 with $26.6 million in related costs, resulting in a gross profit percentage of 1%. The increases in other revenues, cost of other revenues and gross profit percentage were each primarily due to increases in resale brokerage.
      Other operating expenses, including salaries and benefits of personnel and other administrative expenses, increased $4.1 million during 2004, primarily due to $3.0 million of nonrecurring uninsured losses related to storm damage as well as increases in marketing and project administration costs attributable to the increase in Towns & Resorts development activity.

      Commercial Real Estate. The table below sets forth the results of continuing operations of our commercial real estate development segment for the three years ended December 31, 2005.

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Revenues:
Real estate sales	$62.7	$87.2	$25.6
Rental revenues	39.1	29.7	20.7
Other revenues	1.2	1.9	1.7

Total revenues	103.0	118.8	48.0

Expenses:
Cost of real estate sales	33.8	58.9	7.1
Cost of rental revenues	14.2	11.6	9.7
Other operating expenses	9.1	10.5	7.4
Depreciation and amortization	19.4	13.3	8.5
Impairment loss	—	—	0.3

Total expenses	76.5	94.3	33.0

Other income (expense)	(3.8)	(2.8)	(3.1)

Pre-tax income from continuing operations	$22.7	$21.7	$11.9

      Real Estate Sales. Real estate sales were comprised of land and office building sales in which we had continuing involvement for the three years ended December 31, 2005, as follows:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Real estate sales:
Land	$62.7	$62.4	$25.6
Buildings	—	24.8	—

Total real estate sales	62.7	87.2	25.6

Cost of real estate sales:
Land	34.1	37.0	7.1
Buildings	(0.3)	21.9	—

Total cost of real estate sales	33.8	58.9	7.1

Pretax gain:
Land	28.6	25.4	18.5
Buildings	0.3	2.9	—

Total pretax gain from real estate sales	$28.9	$28.3	$18.5

      Land sales included the following:

	Number of	Acres	Gross	Gross Price			Pre-tax Gain
Land	Sales	Sold	Proceeds	per Acre	Revenue		on Sales

			(In millions)	(In thousands)	(In millions)		(In millions)
Year Ended December 31, 2005:
Northwest Florida	36	220	$30.9	$140.5	$29.9	(a)	$21.9	(a)
Other	8	276	32.8	118.8	32.8		6.7

Total/ Average	44	496	63.7	128.4	62.7	(a)	28.6	(a)
Year Ended December 31, 2004:
Northwest Florida	40	384	43.6	113.6	43.6		24.0
Other	5	36	18.8	522.2	18.8		1.4

Total/ Average	45	420	62.4	148.6	62.4		25.4
Year Ended December 31, 2003:
Northwest Florida	45	385	24.5	63.6	24.5		18.2
Other	4	11	1.1	100.0	1.1		0.4

Total/ Average	49	396	$25.6	$64.6	$25.6		$18.6

(a)	Net of deferral of revenue and gain on sale, based on percentage-of-completion accounting, of $1.0 million and $0.7 million, respectively, on a 2005 land sale.
      The change in average per-acre prices reflects a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.
      During 2004, a retail land parcel totaling 93 acres at the Pier Park project in Bay County was sold to the Simon Property Group for $26.5 million. Since Northwest Florida land sales in 2005 did not include a similar significant retail land transaction, the number of acres sold, gross proceeds, revenue and pre-tax gain on sales decreased in 2005. However, the gross profit percentage on land sales increased to 46% for 2005 as compared to 41% for 2004, as the Pier Park project has a higher cost basis than our other Northwest Florida commercial land projects.
      The table below summarizes the status of JOE commerce parks throughout Northwest Florida at December 31, 2005.
Commerce Parks
December 31, 2005

			Acres
		Project	Sold/Under	Current Asking Price
Commerce Parks	County	Acres	Contract	per Acre

Existing and Under Construction:
South Walton Commerce	Walton	39	14	$335,000 — 600,000
Beach Commerce	Bay	157	140	200,000 — 500,000
Beach Commerce II	Bay	108	—	150,000 — 225,000
Nautilus Court	Bay	11	8	523,000 — 610,000
Port St. Joe Commerce	Gulf	58	58	Sold out
Port St. Joe Commerce II	Gulf	40	11	65,000 — 135,000
Airport Commerce	Leon	45	—	75,000 — 260,000
Hammock Creek Commerce	Gadsden	165	27	50,000 — 150,000
Predevelopment:
Cedar Grove Commerce	Bay	68	—
Mill Creek Commerce	Bay	40	—

Total		731	258

      Building Sales. We sold four buildings in 2005, which have been recorded as Discontinued Operations (see “Discontinued Operations” below).

      Building sales in 2004 consisted of:

•	The sale of the 99,000-square-foot TNT Logistics building located in Jacksonville, for $12.8 million, with a pre-tax gain of $3.0 million; and

•	The sale of the 100,000-square-foot Westside Corporate Center building located in Plantation, for $12.0 million, with a pre-tax loss of $(0.1 million).
      In 2005, we recovered $0.3 million in expenses associated with 2004 building sales. The operations of TNT Logistics and Westside Corporate Center have not been recorded as discontinued operations because a former affiliate provided brokerage and leasing services for these buildings.
      Rental Revenues. Rental revenues generated by our commercial real estate segment on owned operating properties increased $9.4 million, or 32%, for 2005 due to the acquisition of five buildings since the last half of 2004, with an aggregate of approximately 553,000 rentable square feet. Cost of rental revenues increased $2.6 million, or 22%, primarily due to the buildings acquired since June 2004. Rental revenues increased $9.0 million, or 43% for 2004 as compared to 2003 primarily due to the purchases of four buildings placed in service in the second half of 2003 with an aggregate of 623,000 square feet and six buildings placed in service in 2004 with an aggregate of 583,000 square feet, partially offset by the sale of a building with 100,000 square feet. Cost of rental revenues increased $1.9 million, or 20%, due to the buildings placed in service.
      The operations of four buildings with an aggregate of approximately 461,000 rentable square feet have been excluded from rental revenues and cost of rental revenues for all years presented and reported as discontinued operations. Two buildings sold in 2004 with an aggregate of approximately 336,000 rentable square feet have been excluded from rental revenues and cost of rental revenues in 2004 and 2003 and reported as discontinued operations.
      This segment’s results from continuing operations include rental revenues and cost of rental revenues from 22 rental properties with 2.6 million total rentable square feet in service at December 31, 2005, 20 rental properties with 2.4 million total rentable square feet in service at December 31, 2004, and 14 rental properties with 1.8 million total rentable square feet in service at December 31, 2003. Additionally, this segment had an interest in one building totaling approximately 0.1 million square feet at December 31, 2004, that was owned by a partnership and accounted for using the equity method of accounting.

      Further information about commercial income producing properties majority owned or managed is presented in the table below.

	December 31, 2005					December 31, 2004					December 31, 2003

			Net					Net					Net
	Number of		Rentable		Percentage	Number of		Rentable		Percentage	Number of		Rentable		Percentage
	Properties		Square Feet		Leased	Properties		Square Feet		Leased	Properties		Square Feet		Leased

Buildings purchased with tax-deferred proceeds by location:
Florida
Jacksonville	1		136,000		69%	1		136,000		57%	(b	)	(b	)	(b )
Northwest Florida	3		156,000		96	3		156,000		84	2		122,000		79%
Orlando	2		317,000		94	2		317,000		69	2		317,000		78
Tampa	2		147,000		91	2		147,000		82	2		147,000		86
South Florida	(a	)	(a	)	(a )	(a	)	(a	)	(a )	1		100,000		86
Atlanta	8		1,289,000		79	8		1,289,000		89	5		863,000		87
Charlotte	1		158,000		100	1		158,000		100	1		158,000		100
Virginia	3		354,000		96	2		129,000		99	(b	)	(b	)	(b )

Subtotal/ Average	20		2,557,000		85%	19		2,332,000		85%	13		1,707,000		86%

Development property:
Florida
Northwest Florida	2		66,000		96%	1		30,000		100%	(b	)	(b	)	(b )
Jacksonville	(a	)	(a	)	(a )	(a	)	(a	)	(a )	1		99,000		83%

Subtotal/ Average	2		66,000		96%	1		30,000		100%	1		99,000		83%

Total/ Average	22		2,623,000		86%	20		2,362,000		85%	14		1,806,000		86%

(a)	These buildings were sold prior to the date reported.
(b) These properties were completed or acquired after the date reported.
     A new tenant at a building in Orlando leased approximately 81,000 square feet in 2005, which caused an increase in the leased percentages and rental revenues. Certain tenants at two buildings in Atlanta did not renew their leases and one large tenant downsized their leased space, which caused the decrease in the leased percentages and related rental revenues in 2005. We are continuing to aggressively market the vacant spaces in Atlanta.
      Other operating expenses decreased $1.4 million or 13%, primarily from reduced compensation costs due to division restructuring and reduced marketing costs.
      Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $19.4 million in 2005, compared to $13.3 million in 2004, due to the buildings placed in service since June 2004 and increased amortization on lease-related intangible assets.
      Discontinued Operations. Discontinued operations related to this segment for 2005 include the sale and results of operations of Advantis and the sales and results of operations of four commercial buildings sold in 2005. Discontinued operations for 2004 include the results of operations of Advantis and those four commercial buildings, as well as the sales and results of operations of two commercial buildings sold in 2004.
      On September 7, 2005, we sold Advantis for $11.4 million (including $7.5 million in notes receivable from the purchaser) and a pre-tax loss of $9.9 million.

      Building sales included in discontinued operations in 2005 consisted of the following:

•	1133 20th Street, with 119,000 net rentable square feet in Washington, DC, sold on September 29 for proceeds of $46.9 million and a pre-tax gain of $19.7 million;

•	Lakeview, with 127,000 net rentable square feet in Tampa, sold on September 7 for proceeds of $18.0 million and a pre-tax gain of $4.1 million;

•	Palm Court, with 62,000 net rentable square feet in Tampa, sold on September 7 for proceeds of $7.0 million and a pre-tax gain of $1.8 million; and

•	Harbourside, with 153,000 net rentable square feet in Tampa, sold on December 14 for proceeds of $21.9 million and a pre-tax gain of $5.2 million.
      Building sales included in discontinued operations in 2004 consisted of the following:

•	1750 K Street, with 152,000 net rentable square feet in Washington, DC, sold on July 30 for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million; and

•	Westchase Corporate Center, with 184,000 net rentable square feet in Houston, Texas, sold on August 16 for proceeds of $20.3 million and a pre-tax gain of $0.2 million.
      Land Sales. The table below sets forth the results of operations of our land sales segment for the three years ended December 31, 2005.

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Revenues
Real estate sales	$99.0	$72.1	$99.2
Other revenues	0.2	—	—

Total revenues	99.2	72.1	99.2
Expenses:
Cost of real estate sales	19.6	7.3	14.0
Cost of other revenues	0.1	1.0	0.6
Other operating expenses	10.6	6.9	6.8
Depreciation and amortization	0.3	0.4	0.2

Total expenses	30.6	15.6	21.6

Other income	0.3	0.2	0.1

Pre-tax income from continuing operations	$68.9	$56.7	$77.7

      Land sales activity for 2005, 2004 and 2003, excluding RiverCamps, was as follows:

	Number	Number of	Average Price	Gross Sales	Gross
Period	of Sales	Acres	Per Acre	Price	Profit

				(In millions)	(In millions)
2005	142	28,958	$2,378	$68.9	$59.3
2004	172	20,175	$3,375	$68.1	$62.0
2003	173	64,903	$1,487	$96.5	$84.3
      Land sales for 2005 included the sales of two parcels totaling 1,046 acres of WoodLands in southwest Georgia for $2.5 million, or $2,390 per acre. Earlier in 2005, we paid $1,225 per acre for approximately 47,000 acres in Southwest Georgia. Land sales for 2004 included two parcels with an aggregate of 20,000 feet of frontage on North Bay in Bay County, and a parcel with approximately 5,000 feet of frontage on East Bay in Bay County. The two North Bay parcels, of approximately 349 and 323 acres, sold for $8.7 million, or approximately $25,000 per acre, and $8.7 million, or approximately $27,000 per acre, respectively. The East Bay parcel of 866 acres sold for $10.0 million, or approximately $11,550 per acre. Since average sales prices per acre vary according to the characteristics of each particular piece of land being sold, our average prices may vary from one period to another. Land sales in 2003 included seven large parcels totaling 34,999 acres sold to conservation groups and governmental agencies for an average price of $1,157 per acre.
      During 2005, RiverCamps on Crooked Creek closed 111 home sites with proceeds of $34.9 million. Since required infrastructure and amenity development was not complete at the time of sale, percentage of completion accounting is used. Gross profit was recognized based on construction completed in relation to total construction costs. As a result of using percentage-of-completion accounting, the land sales segment recognized $30.2 million in revenue in 2005 from these sales, with related costs of $10.1 million. As of December 31, 2005, there was a balance of $7.5 million in deferred profit for homesites sold through December 31, 2005 at RiverCamps on Crooked Creek, substantially all of which is expected to be recognized in income by the end of 2006. During 2004, 41 home sites at RiverCamps on Crooked Creek were closed with proceeds of $9.3 million. Revenue recognized as a result of percentage of completion accounting was $5.2 million, with related costs of $2.0 million. Work also continues on other potential RiverCamps locations in Northwest Florida. In 2003, RiverCamps generated $2.7 million in revenues with $1.8 million in related costs, including revenues of $0.7 million and related costs of $0.7 million for the sale of the 2003 HGTV Dream Home, located on East Bay in Bay County.
      Forestry. The table below sets forth the results of operations of our forestry segment for the three years ended December 31, 2005.

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Revenues:
Timber sales	$27.9	$35.2	$36.6
Expenses:
Cost of timber sales	20.0	21.8	24.2
Other operating expenses	2.2	2.6	2.6
Depreciation and amortization	4.1	4.1	4.1

Total expenses	26.3	28.5	30.9

Other income (expense)	3.1	2.4	2.4

Pre-tax income from continuing operations	$4.7	$9.1	$8.1

      Revenues for the forestry segment in 2005 decreased 21% compared to 2004. Revenues for the forestry segment in 2004 decreased 4% compared to 2003. Total sales under the fiber agreement with Smurfit-Stone Container Corporation were $12.0 million (678,000 tons) in 2005, $13.0 million (681,000 tons) in 2004, and $11.8 million (677,000 tons) in 2003. Sales to other customers totaled $9.9 million (529,000 tons) in 2005, $14.5 million (653,000 tons) in 2004 and $16.3 million (837,000 tons) in 2003. The 2005 decrease in revenues under the fiber agreement was primarily due to lower pulpwood prices under the terms of the agreement. The 2004 increase in revenues under the fiber agreement was primarily due to increasing prices under the terms of the agreement. In 2005 and 2004, sales to other customers decreased due to management’s decision to reduce the harvested volume from clear-cut operations in order to retain more timber on certain tracts planned for later sale for recreational or residential purposes. Revenues from the cypress mill operation were $6.0 million in 2005, $7.7 million in 2004 and $8.5 million in 2003. Revenues from the cypress mill were lower in 2005 due to lower prices as a result of the increased supply of fallen timber caused by hurricanes. In 2004, revenues from the cypress mill decreased as we intentionally reduced production to help improve margins and profitability in response to challenges in finding wood supplies at acceptable prices.

      Cost of timber sales decreased $1.8 million, or 8%, in 2005 and decreased $2.4 million, or 10%, in 2004. Cost of sales as a percentage of revenues was 72% in 2005, 62% in 2004 and 66% in 2003. The 2005 increase in cost of sales as a percentage of revenues was due primarily to increased logging costs caused by fuel shortages from Hurricane Katrina, road maintenance and timber inventory costs. The 2004 decrease in cost of sales as a percentage of revenues was due to increased efficiencies in our cypress mill operation and slightly lower cost of sales for timber in 2004 compared to 2003. Cost of sales for the cypress mill operation were $4.5 million, or 75% of revenues, in 2005, $5.4 million, or 70% of revenues, in 2004, and $7.4 million, or 87% of revenues, in 2003. Cost of sales for timber was $15.5 million, or 71% of revenues in 2005, $16.4 million, or 59% of revenues, in 2004, and $16.8 million, or 60% of revenues, in 2003.
Liquidity and Capital Resources
      We generate cash from:

•	Operations;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuances of equity, primarily from the exercise of employee stock options.
      We use cash for:

•	Operations;

•	Real estate development;

•	Construction and homebuilding;

•	Repurchases of our common stock;

•	Payments of dividends;

•	Repayments of debt;

•	Payments of taxes; and

•	Investments in joint ventures and acquisitions.
      Management believes that our financial condition is strong and that our cash, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the continued investment in real estate developments. If our liquidity were not adequate to fund operating requirements, capital development, stock repurchases and dividends, we have various alternatives to change our cash flow, including reducing or eliminating our stock repurchase program, reducing or eliminating dividends, altering the timing of our development projects and/or selling existing assets.

Cash Flows from Operating Activities
      Cash flows related to assets ultimately planned to be sold, including Towns & Resorts developments and related amenities, sales of undeveloped and developed land by our land sales and commercial segments, and our timberland operations are included in operating activities. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities. Net cash provided by operations in 2005, 2004 and 2003 was $192.1 million, $128.2 million and $136.8 million, respectively. During such periods, expenditures relating to our Towns & Resorts segment were $515.7 million, $488.8 million, and $342.5 million, respectively. Expenditures for operating properties in 2005, 2004 and 2003 totaled $33.9 million, $62.6 million and $17.8 million, respectively, and were made up of commercial land development and residential club and resort property development.

      The expenditures for operating activities relating to our Towns & Resorts and commercial real estate segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial space. Approximately 40-45% of these expenditures are for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will also slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future.
      Over the next several years, our need for cash for operations will increase as development activity increases. During 2006, we will have four new residential communities under development which will require significant up-front capital investment. In addition to cash needed for increased development costs, we will most likely be required to make significant cash payments of income taxes for 2005 and future years.

Cash Flows from Investing Activities
      Our assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities. Cash flows from investing activities also include commercial rental property and assets not held for sale. Distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.
      Net cash used in investing activities in 2005 was $31.9 million and included $88.8 million in proceeds from sales of discontinued operations, net of cash included in assets sold. Purchases of investments in real estate included $20.9 million for the purchase of a commercial office building and related intangible assets net of assumption of a mortgage on the property of $29.9 million, the purchases of 16 acres of property in Manatee County for $18.0 million and 47,303 acres of timberland in Southwest Georgia for $58.3 million, in tax-deferred like-kind exchanges and $9.6 million of other real estate investments. Net cash used in investing activities in 2004 was $32.4 million and included $64.4 million for the purchase of five commercial office buildings and related intangible assets, $41.1 million in proceeds from the sale of discontinued operations and $17.7 million of other real estate investments. Net cash used in investing activities in 2003 was $139.6 million and included $93.4 million for the purchase of four commercial buildings and related intangible assets and $25.3 million for the development of commercial buildings and purchases of other real estate investments.
      The purchase of commercial buildings and land, comprising the majority of the cash used in investing activities, generally follow the sale of real estate, principally land sales on a tax-deferred basis. The tax deferral requires the reinvestment of proceeds from qualifying sales within a required time frame. We make these investments in buildings and land only when we can acquire these assets at attractive prices. It is becoming increasingly difficult to acquire assets that meet our pricing and other criteria for reinvestment, and as a result we may not purchase commercial buildings and vacant land to the extent we have in the past. Additionally, if our sales activity slows, the related purchase activity may also slow.

Cash Flows from Financing Activities
      Net cash used in financing activities was $52.3 million in 2005, $58.4 million in 2004 and $13.1 million in 2003. As a result of the significant new development and investing activities anticipated over the next several years, we expect debt to increase compared to December 31, 2005, levels. We have approximately $6.9 million of debt maturing in 2006. For 2006, we expect to spend $125 million to $175 million for the repurchase of shares and dividend payments.
      Prior to July 22, 2005, we had a senior revolving credit facility (the “Senior Credit Facility”) which was to mature on March 30, 2006, that was available for general corporate purposes. On July 22, 2005, we entered into a new four-year $250 million senior revolving credit facility (the “New Credit Facility”) and repaid the balance of our Senior Credit Facility. The New Credit Facility, which expires on July 21, 2009, bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%.

The New Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. There was no outstanding balance on the New Credit Facility at December 31, 2005, and no outstanding balance on the Senior Credit Facility at December 31, 2004. Management believes that we were in compliance with the covenants of the New Credit Facility at December 31, 2005.
      At December 31, 2004, we had senior notes outstanding in the aggregate principal amount of $275 million. During 2005, one of the senior notes matured and we paid the principal amount of $18 million. The remaining balance on these notes at December 31, 2005, is $257 million. In addition, on August 25, 2005, we issued senior notes in a private placement having an aggregate principal amount of $150 million, with $65 million maturing on August 25, 2015, at a fixed interest rate of 5.28%, $65 million maturing on August 25, 2017, at a fixed interest rate of 5.38%, and $20 million maturing on August 25, 2020, at a fixed interest rate of 5.49%. The proceeds will be used to finance development and construction projects, to reduce revolving debt and for general corporate purposes. Interest is payable semiannually. These notes contain financial covenants similar to those in the New Credit Facility.
      During 2005, we assumed an existing mortgage of $29.9 million on a commercial building we purchased.
      We have used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at four of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In 2005, we paid $10.5 million in principal to one of the community development districts to pay off a portion of the CDD bonds. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $14.7 million, $26.4 million and $30.0 million related to CDD bonds as of December 31, 2005, 2004 and 2003, respectively.
      Through December 31, 2005, our Board of Directors had authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $153.5 million remained available at December 31, 2005. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program to December 31, 2005, the Company repurchased from shareholders 26,997,411 shares. During 2005, 2004 and 2003, the Company repurchased from shareholders 1,705,000, 1,561,565 and 2,555,174 shares, respectively.
      Executives have surrendered a total of 2,105,142 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. For 2005, 2004 and 2003, 68,648 shares worth $4.8 million, 884,633 shares worth $35.3 million and 812,802 shares worth $25.6 million, respectively, were surrendered by executives, of which $2.3 million, $13.9 million and $8.6 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

Off-Balance Sheet Arrangements
      We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments at December 31, 2005

	Payments Due by Period

		Less Than			More Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Debt	$554.4	$6.9	$137.6	$50.5	$359.4
Interest related to debt	189.6	33.1	56.7	43.2	56.6
Purchase obligations(1)	70.5	61.0	9.5	—	—
Operating leases	2.9	1.4	1.2	0.3	—

Total Contractual Cash Obligations	$817.4	$102.4	$205.0	$94.0	$416.0

(1)	These aggregate amounts include individual contracts in excess of $2 million.

	Amount of Commitment Expirations Per Period

	Total Amounts	Less Than			More Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Surety bonds	$46.4	$45.7	$0.7	$—	$—
Standby letters of credit	30.2	30.2	—	—	—

Total Commercial Commitments	$76.6	$75.9	$0.7	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our primary market risk exposure is interest rate risk related to our long-term debt. As of December 31, 2005, there was no balance outstanding under our $250 million New Credit Facility, which matures on July 21, 2009. This debt accrues interest at different rates based on timing of the loan and our preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. This loan potentially subjects us to interest rate risk relating to the change in the LIBOR rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. If LIBOR had been 100 basis points higher or lower, the effect on net income with respect to interest expense on the $250 million credit facility would have been a respective decrease or increase in the amount of $0.4 million pre-tax ($0.3 million net of tax.)
      The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2005. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2005.
Expected Contractual Maturities

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

	$ in millions
Long-term Debt
Fixed Rate	$5.7	$69.2	$52.9	$41.0	$1.1	$359.4	$529.3	$547.2
Wtd. Avg. Interest Rate	3.1%	6.6%	7.4%	5.7%	5.6%	5.4%	5.7%
Variable Rate	$1.2	$0.2	$15.3	$8.2	$0.2	—	$25.1	$25.1
Wtd. Avg. Interest Rate	5.0%	4.2%	5.2%	4.2%	3.8%	—	4.9%
      Management estimates the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2005, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rate and market values.

Item 8.	Financial Statements and Supplementary Data
      The Financial Statements in pages F-2 to F-32 and the Report of Independent Registered Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference thereto.

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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on our assessment and those criteria, management believes that the Company’s internal control over financial reporting as of December 31, 2005, was effective.
      The Company’s independent auditors, KPMG LLP, an independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which report appears below.
      (c) Report of Independent Registered Public Accounting Firm.
The Board of Directors and Shareholders
The St. Joe Company:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The St. Joe Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that The St. Joe Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2005 and the related financial statement schedule, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Jacksonville, Florida
March 13, 2006
Certified Public Accountants
      (d) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2005, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our directors, nominees for director and executive officers and our Code of Conduct is described in our proxy statement relating to our 2006 annual meeting of shareholders to be held on May 16, 2006 (the “proxy statement”). This information is incorporated by reference.

Item 11.	Executive Compensation
      Information concerning compensation of our executive officers for the year ended December 31, 2005, is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference.

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
      The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2005:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	1,051,451	$30.64	1,477,677
Equity compensation plans not approved by security holders	—	—	—

Total	1,051,451	$30.64	1,477,677

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions during 2005 is set forth under the caption “Certain Transactions” in our proxy statement. This information is incorporated by reference.

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
      (3) Exhibits
      The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
4.1	Agreement to Terminate Registration Rights Agreement between the registrant and the Alfred I. duPont Testamentary Trust, dated August 5, 2005 (incorporated by reference to Exhibit 4.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).
10.1	Third Amended and Restated Credit Agreement dated as of July 22, 2005, among the registrant, Wachovia Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K dated July 28, 2005).
10.2	Note Purchase Agreement dated as of February 7, 2002, among the registrant and the purchasers party thereto ($175 million Senior Secured Notes) (incorporated by reference to Exhibit 10.25 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003)
10.3	Note Purchase Agreement dated as of June 8, 2004, among the registrant and the purchasers party thereto ($100 million Senior Notes) (incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10.4	Note Purchase Agreement dated as of August 25, 2005 by and among the registrant and the purchasers party thereto ($150 million Senior Notes)(incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated August 30, 2005).
10.5	Employment Agreement between the registrant and Peter S. Rummell dated August 19, 2003 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.6	Employment Agreement between the registrant and Kevin M. Twomey dated August 19, 2003 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.7	Employment Agreement of Michael N. Regan, dated November 3, 1997 (incorporated by reference to Exhibit 10.17 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.8	Form of Severance Agreement for Mr. Regan (incorporated by reference to Exhibit 10.07 to the registrant’s registration statement on Form S-3 (File No. 333-42397)).
10.9	Severance Agreement between Christine M. Marx and the registrant dated as of March 24, 2003 (incorporated by reference to Exhibit 99.04 to the registrant’s Form 10-Q for the quarter ended March 31, 2003).
10.10	Severance Agreement between Wm. Britton Greene and the registrant, dated January 5, 2005 (incorporated by reference to Exhibit 10.26 of the registrant’s annual report on Form 10-K for the year ended December 31, 2004).
10.11	Severance Agreement between Anthony M. Corriggio and the registrant, dated March 14, 2005 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated March 18, 2005).
10.12	Severance Agreement between Christopher T. Corr and the registrant, dated March 1, 2002.
10.13	Severance Agreement between J. Everitt Drew and the registrant, dated December 3, 2004.
10.14	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.15	Deferred Capital Accumulation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.16	First Amendment to the Deferred Capital Accumulation Plan, dated May 22, 2003 and effective as of June 1, 2003.

Exhibit
Number	Description

10.17	Second Amendment to the Deferred Capital Accumulation Plan, dated November 2, 2005 and effective as of September 8, 2005.
10.18	Third Amendment to the Deferred Capital Accumulation Plan, dated as of November 30, 2005 and effective as of January 1, 2005.
10.19	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.15 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.20	First Amendment to the Supplemental Executive Retirement Plan, dated May 22, 2003 and effective as of June 1, 2003.
10.21	Second Amendment to the Supplemental Executive Retirement Plan, dated November 2, 2005 and effective as of September 8, 2005.
10.22	1999 Employee Stock Purchase Plan, dated November 30, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.23	Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.24	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.25	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.26	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.27	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.28	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).
10.29	Form of Restricted Stock Agreement-Bonus Award (incorporated by reference to Exhibit 10.24 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).
10.30	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K dated September 23, 2004).
10.31	Summary of Non-Employee Director Compensation (incorporated by reference to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.32	Form of Non-Employee Director Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.33	Form of 2005 Director Investment Election Form (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.34	Summary of Awards to Executive Officers Under the 2004 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Awards Under the 2004 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).
10.35	Summary of 2005 Executive Officer Salaries (incorporated by reference to the information set forth under the caption “Approval of 2005 Base Salaries” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).
10.36	Summary of the 2005 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Approval of the 2005 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated March 1, 2005).
10.37	Summary of Awards to Certain Executive Officers and a Director (incorporated by reference to the information set forth in the registrant’s Current Report on Form 8-K dated September 21, 2005).

Exhibit
Number	Description

10.38	Summary of Awards to Executive Officers Under the 2005 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Awards Under the 2005 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated February 17, 2006).
10.39	Summary of 2006 Executive Officer Salaries (incorporated by reference to the information set forth under the caption “Approval of 2006 Base Salaries” contained in the registrant’s Current Report on Form 8-K dated February 17, 2006).
10.40	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated February 17, 2006).
10.41	Summary of 2006 provisions of the Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Approval of the 2006 Annual Incentive Plan” contained in the registrant’s current report on Form 8-K dated February 17, 2006).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ Peter S. Rummell

Peter S. Rummell
Chairman and Chief Executive Officer
Dated: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Peter S. Rummell Peter S. Rummell	Chairman of the Board Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ Anthony M. Corriggio Anthony M. Corriggio	Chief Financial Officer (Principal Financial Officer)	March 14, 2006

/s/ Michael N. Regan Michael N. Regan	Senior Vice President Finance and Planning (Principal Accounting Officer)	March 14, 2006

/s/ Michael L. Ainslie Michael L. Ainslie	Director	March 14, 2006

/s/ Hugh M. Durden Hugh M. Durden	Director	March 14, 2006

/s/ Thomas A. Fanning Thomas A. Fanning	Director	March 14, 2006

/s/ Harry H. Frampton, III Harry H. Frampton, III	Director	March 14, 2006

/s/ Dr. Adam W. Herbert, Jr. Dr. Adam W. Herbert, Jr.	Director	March 14, 2006

/s/ Delores M. Kesler Delores M. Kesler	Director	March 14, 2006

/s/ John S. Lord John S. Lord	Director	March 14, 2006

Signature	Title	Date

/s/ Walter L. Revell Walter L. Revell	Director	March 14, 2006

/s/ William H. Walton, III William H. Walton, III	Director	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
The St. Joe Company:
      We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The St. Joe Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Jacksonville, Florida
March 13, 2006
Certified Public Accountants

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(Dollars in thousands)
ASSETS
Investment in real estate	$1,036,174	$942,630
Cash and cash equivalents	202,605	94,816
Accounts receivable, net	58,905	89,813
Prepaid pension asset	95,044	94,079
Property, plant and equipment, net	40,176	33,562
Goodwill, net	36,733	51,679
Other intangible assets, net	46,385	47,415
Other assets	75,924	49,635

	$1,591,946	$1,403,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$554,446	$421,110
Accounts payable	75,309	76,916
Accrued liabilities	139,087	135,425
Deferred income taxes	315,912	264,374

Total liabilities	1,084,754	897,825
Minority interest in consolidated subsidiaries	18,194	10,393
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 103,931,705 and 103,123,017 issued at December 31, 2005 and December 31, 2004, respectively	300,626	263,044
Retained earnings	1,074,990	994,172
Restricted stock deferred compensation	(19,656)	(19,649)
Treasury stock at cost, 29,003,415 and 27,229,767 shares held at December 31, 2005 and December 31, 2004, respectively	(866,962)	(742,156)

Total stockholders’ equity	488,998	495,411

	$1,591,946	$1,403,629

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except per share
	amounts)
Revenues:
Real estate sales	$824,801	$734,251	$592,211
Rental revenues	40,708	30,781	21,560
Timber sales	27,974	35,218	36,552
Other revenues	44,709	43,381	28,530

Total revenues	938,192	843,631	678,853

Expenses:
Cost of real estate sales	526,179	485,370	354,092
Cost of rental revenues	15,890	12,842	11,311
Cost of timber sales	19,995	21,782	24,212
Cost of other revenues	39,705	37,627	27,235
Other operating expenses	69,575	69,026	62,488
Corporate expense, net	48,005	43,759	34,467
Depreciation and amortization	38,054	31,366	24,744
Impairment losses	—	1,994	276

Total expenses	757,403	703,766	538,825

Operating profit	180,789	139,865	140,028

Other income (expense):
Investment income, net	3,543	841	864
Interest expense	(15,217)	(10,182)	(7,773)
Other, net	3,987	2,857	2,878

Total other income (expense)	(7,687)	(6,484)	(4,031)

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	173,102	133,381	135,997
Equity in income (loss) of unconsolidated affiliates	13,016	5,600	(2,168)
Income tax expense:
Current	20,788	19,098	6,910
Deferred	43,544	33,427	41,519

Total income tax expense	64,332	52,525	48,429

Income from continuing operations before minority interest	121,786	86,456	85,400
Minority interest	7,820	2,594	553

Income from continuing operations	113,966	83,862	84,847

Discontinued operations:
(Loss) income from discontinued operations (net of income taxes of $(378), $610, and $(5,803), respectively)	(630)	1,014	(8,932)
Gain on sales of discontinued operations, net (net of income taxes of $7,994 and $3,135, respectively)	13,322	5,224	—

Total income (loss) from discontinued operations	12,692	6,238	(8,932)

Net income	$126,658	$90,100	$75,915

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except
	per share amounts)
EARNINGS PER SHARE
Basic
Income from continuing operations	$1.52	$1.11	$1.12
(Loss) income from discontinued operations	(0.01)	0.01	(0.12)
Gain on sale of discontinued operations	0.18	0.07	—

Net income	$1.69	$1.19	$1.00

Diluted
Income from continuing operations	$1.50	$1.09	$1.09
(Loss) income from discontinued operations	(0.01)	0.01	(0.11)
Gain on sale of discontinued operations	0.17	0.07	—

Net income	$1.66	$1.17	$0.98

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
				Restricted Stock
	Outstanding		Retained	Deferred	Treasury
	Shares	Amount	Earnings	Compensation	Stock	Total

		(Dollars in thousands, except per share amounts)
Balance at December 31, 2002	76,004,398	$122,709	$892,622	$(512)	$(534,726)	$480,093

Comprehensive income:
Net income	—	—	75,915	—	—	75,915

Total comprehensive income	—	—	—	—	—	75,915
Issuances of restricted stock	609,251	20,995	—	(20,995)	—	—
Dividends ($0.32 per share)	—	—	(24,537)	—	—	(24,537)
Issuances of common stock	2,784,418	40,398	—	—	—	40,398
Tax benefit on exercises of stock options	—	15,685	—	—	—	15,685
Amortization of restricted stock deferred compensation	—	—	—	2,700	—	2,700
Purchases of treasury shares	(3,367,976)	—	—	—	(102,939)	(102,939)

Balance at December 31, 2003	76,030,091	$199,787	$944,000	$(18,807)	$(637,665)	$487,315

Comprehensive income:
Net income	—	—	90,100	—	—	90,100

Total comprehensive income	—	—	—	—	—	90,100
Issuances of restricted stock	161,465	7,486	—	(7,486)	—	—
Forfeitures of restricted stock	(3,123)	(130)	—	130	—	—
Dividends ($0.52 per share) and other distributions	—	—	(39,928)	—	—	(39,928)
Issuances of common stock	2,140,406	36,591	—	—	—	36,591
Tax benefit on exercises of stock options	—	19,310	—	—	—	19,310
Amortization of restricted stock deferred compensation	—	—	—	6,514	—	6,514
Purchases of treasury shares	(2,446,198)	—	—	—	(104,998)	(104,998)
Issuance of treasury shares	10,609	—	—	—	507	507

Balance at December 31, 2004	75,893,250	$263,044	$994,172	$(19,649)	$(742,156)	$495,411

Comprehensive income:
Net income	—	—	126,658	—	—	126,658

Total comprehensive income	—	—	—	—	—	126,658
Issuances of restricted stock	165,741	11,083	—	(11,083)	—	—
Forfeitures of restricted stock	(20,891)	(998)	—	998	—	—
Dividends ($0.60 per share) and other distributions	—	—	(45,840)	—	—	(45,840)
Issuances of common stock	663,838	15,488	—	—	—	15,488
Tax benefit on exercises of stock options	—	12,009	—	—	—	12,009
Amortization of restricted stock deferred compensation	—	—	—	10,078	—	10,078
Purchases of treasury shares	(1,773,648)	—	—	—	(124,806)	(124,806)

Balance at December 31, 2005	74,928,290	$300,626	$1,074,990	$(19,656)	$(866,962)	$488,998

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$126,658	$90,100	$75,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,775	36,838	31,504
Deferred compensation	10,078	7,944	2,382
Minority interest in income	7,820	2,594	553
Equity in income of unconsolidated joint ventures	(13,016)	(5,600)	2,168
Distributions of operations from unconsolidated affiliates	16,585	4,075	10,620
Deferred income tax expense	37,575	33,427	36,238
Tax benefit on exercise of stock options	12,009	19,310	15,685
Impairment loss	—	1,994	14,359
Cost of operating properties sold	514,276	524,933	354,636
Expenditures for operating properties	(549,583)	(551,416)	(360,260)
Gains on sale of discontinued operations	(21,313)	(4,839)	—
Changes in operating assets and liabilities:
Accounts receivable	14,347	(28,005)	(35,711)
Other assets	(33,114)	(37,191)	(8,034)
Accounts payable and accrued liabilities	13,190	33,612	10,968
Income taxes payable	15,767	429	(14,190)

Net cash provided by operating activities	$192,054	$128,205	$136,833

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,909)	(9,958)	(6,909)
Purchases of investments in real estate	(106,822)	(82,093)	(118,758)
Purchases of short-term investments, net of maturities and redemptions	—	—	511
Investments in joint ventures and purchase business acquisitions	5	(3,411)	(25,615)
Proceeds from dispositions of assets	88,823	52,883	6,540
Distributions of capital from unconsolidated affiliates	5,973	10,200	4,583

Net cash used in investing activities	$(31,930)	$(32,379)	$(139,648)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	—	(40,000)	40,000
Proceeds from other long-term debt	359,363	119,481	34,022
Repayments of other long-term debt	(258,916)	(44,952)	(12,761)
Distributions to minority interests	(2,879)	(2,765)	—
Proceeds from exercises of stock options	13,056	15,140	23,351
Dividends paid to stockholders and other distributions	(45,840)	(39,928)	(24,537)
Treasury stock purchases	(119,979)	(69,159)	(77,290)
Investment by minority interest partner	2,860	3,770	4,160

Net cash used in financing activities	$(52,335)	$(58,413)	$(13,055)

Net increase (decrease) in cash and cash equivalents	107,789	37,413	(15,870)
Cash and cash equivalents at beginning of year	94,816	57,403	73,273

Cash and cash equivalents at end of year	$202,605	$94,816	$57,403

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003

1.	Nature of Operations
      The St. Joe Company (the “Company”) is a real estate operating company primarily engaged in town, resort, commercial and industrial development, and land sales. The Company also has significant interests in timber. While the Company’s real estate operations are in several states throughout the Southeast, the majority of the real estate operations, as well as the timber operations, are within the state of Florida. Consequently, the Company’s performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.
      During the year ended December 31, 2005, the Company sold its commercial real estate services unit, Advantis Real Estate Services Company (“Advantis”) to Advantis’ management team. Also in 2005, the Company sold four of its commercial buildings. During the year ended December 31, 2004, the Company sold two of its commercial buildings. The Company has reported the sale of Advantis and the sales of the buildings and their operations prior to sale as discontinued operations for all periods presented.

Real Estate
      The Company currently conducts primarily all of its business in four reportable operating segments: Towns & Resorts, commercial real estate, land sales, and forestry.
      The Towns & Resorts segment develops large-scale, mixed use communities and sells housing units and home sites and manages residential communities. The Company owns large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capital, and significant Gulf of Mexico beach frontage and waterfront properties. In addition, the Company conducts residential homebuilding in North Carolina and South Carolina through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary. The Company is also a partner in four joint ventures that own and develop residential property.
      The Company’s commercial real estate segment owns and leases commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings.
      The land sales segment sells parcels of land and develops homesites for a variety of rural residential and recreational uses on a portion of the Company’s long-held timberlands located primarily in Northwest Florida.

Forestry
      The forestry segment focuses on the management and harvesting of the Company’s extensive timberland holdings as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is the largest private owner of land in Florida, most of which is currently managed as timberland. The principal products of the Company’s forestry operations are pine pulpwood and timber and cypress products.
      A significant portion of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with Jefferson Smurfit, also known as the Smurfit-Stone Container Corporation. The 12-year agreement, which ends on June 30, 2012, requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. At December 31, 2005, approximately 338,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The operations of Advantis and six commercial buildings are included in discontinued operations through the dates that they were sold. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, to replace Interpretation No. 46 (“FIN 46”) which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R was applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company does not normally participate in variable interest entities. The Company has adopted FIN 46R, evaluated the applicability of FIN 46R to structures created before January 31, 2003 and determined that none of such existing structures would have qualified for consolidation or disclosure of a significant variable interest as of December 31, 2003. In addition, the Company determined that no variable interest entities have been created after January 31, 2003 that would require consolidation in accordance with FIN 46R.
      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At December 31, 2005, the carrying amount of the minority interest in Artisan Park was $18.1 million and its fair value was $22.9 million. The Company has no other material financial instruments that are affected currently by FAS 150.

Revenue Recognition
      Revenues consist primarily of real estate sales, timber sales, rental revenues, and other revenues (primarily consisting of revenues from club operations and management and brokerage fees).
      Revenues from real estate sales, including sales of residential homes and home sites, land, and commercial buildings, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“FAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences and Private Residence Club (“PRC”) units under construction are recognized, in accordance with FAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. We review the collectibility of contracts receivable and, in the event of cancellation or default, adjust the percentage-of-completion calculation accordingly. Contracts receivable total $40.7 million and $65.6 million at December 31, 2005 and 2004, respectively. Revenue for multi-family residences and PRC units is recognized at closing using the full accrual method of accounting if the criteria for using the percentage-of-completion method are not met before construction is substantially completed.
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
      Percentage-of-completion accounting is also used for our home site sales when required development is not complete at the time of sale. Cash is collected at the time of sale, while gross profit on home site sales at those communities is recognized based on construction completed in relation to total construction costs.
      Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.
      Rental revenues are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight — line rent and the rent that is contractually due from the tenant. Tenant reimbursements are included in rental revenues.
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
      In 2003, an impairment of Advantis’ goodwill was recorded in the amount of $14.1 million pre-tax, or $8.8 million net of tax. (See note 8.)
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

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In April 2005, the Securities and Exchange Commission (“SEC”) adopted a final rule regarding the compliance date for FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123(R)”), for public companies. The new rule changes the required date of implementation to the beginning of the first full fiscal year beginning after June 15, 2005. As a result, the Company plans to adopt FAS 123(R) as of January 1, 2006. FAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required previously and currently used by the Company to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award. Upon implementation of FAS 123(R), the Company will use the modified prospective method whereby compensation cost will be recognized over the vesting period in its financial statements for the unvested portion of existing options granted prior to the compliance date and the cost of stock options granted to employees after the compliance date based on the fair value of the stock options at grant date. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions will be recognized as compensation expense.
      The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options originally available for grant under the Company’s four plans were 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. The options are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and expire generally 10 years after date of grant. At December 31, 2005, there were 1,477,677 ungranted shares remaining available for grant.
      During 2005, 2004, and 2003, the Company granted certain members of the management team and the Company’s Board of Directors a total of 165,741, 161,465 and 644,812 restricted shares of the Company’s common stock, respectively. Effective August 19, 2003, the Company granted 303,951 restricted shares of the Company’s common stock to Mr. Rummell, Chairman and CEO of the Company, and 243,161 restricted shares to Mr. Twomey, President and COO. The weighted average grant-

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date fair values of shares of restricted stock granted in 2005, 2004, and 2003 were $66.10, $46.35 and $32.57, respectively. All restricted shares vest over three-year, four-year, or five-year periods, beginning on the date of each grant. The Company carried deferred compensation of $19.7 million, $19.6 million and $18.8 million for the unamortized portions of restricted shares granted as of December 31, 2005, 2004 and 2003, respectively. Compensation expense related to restricted stock grants totaled $10.1 million, $6.5 million, and $2.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Deferred compensation is being amortized on a straight-line basis over three- to five-year vesting periods, which are deemed to be the periods for which services are performed.
      Stock option activity during the period indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2002	6,484,330	$18.11
Granted	573,200	32.20
Forfeited	(170,651)	19.67
Exercised	(2,679,528)	15.16

Balance at December 31, 2003	4,207,351	21.95
Granted	29,000	40.21
Forfeited	(209,781)	28.66
Exercised	(2,140,406)	17.01

Balance at December 31, 2004	1,886,164	27.09
Granted	40,000	72.09
Forfeited	(210,875)	29.78
Exercised	(663,838)	23.33

Balance at December 31, 2005	1,051,451	$30.64

      All options were granted at the Company’s then current market price.
      Presented below are the per share weighted-average fair value of stock options granted/converted during 2005, 2004, and 2003 using the Black Scholes option-pricing model, along with the assumptions used.

	2005	2004	2003

Per share weighted-average fair value	$23.21	$11.53	$8.97
Expected dividend yield	0.78%	1.20%	1.31%
Risk free interest rate	4.32%	3.78%	3.87%
Weighted average expected volatility	23.0%	23.0%	23.1%
Expected life (in years)	7	7	7

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the Company determined compensation costs based on the fair value at the grant date for its stock options under FAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2005	2004	2003

Net income as reported	$126,658	$90,100	$75,915
Add: stock-based employee compensation expense included in reported net income, net of taxes	6,299	4,071	1,724
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(9,282)	(8,289)	(7,407)

Net income — pro forma	$123,675	$85,882	$70,232

Per share — Basic:
Earnings per share as reported	$1.69	$1.19	$1.00
Earnings per share — pro forma	$1.65	$1.14	$0.93
Per share — Diluted:
Earnings per share as reported	$1.66	$1.17	$0.98
Earnings per share — pro forma	$1.63	$1.13	$0.92
      The following table presents information regarding all options outstanding at December 31, 2005:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

107,149	3.6 years	$14.67-$21.99	$18.94
853,302	6.6 years	$22.00-$32.99	$29.75
51,000	7.6 years	$33.00-$49.50	$37.39
40,000	9.2 years	$49.51-$74.25	$72.09

1,051,451	6.5 years	$14.67-$74.25	$30.64

      The following table presents information regarding options exercisable at December 31, 2005:

	Range of	Weighted Average
Number of Options Exercisable	Exercise Prices	Exercise Price

107,149	$14.67-$21.99	$18.94
472,392	$22.00-$32.99	$29.62
26,250	$33.00-$49.50	$35.35
—	$49.51-$74.25	$—

605,791	$14.67-$74.25	$27.98

Earnings Per Share
      Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes weighted average options have been exercised to purchase 797,629, 1,201,453, and 1,968,440 shares of common stock in 2005, 2004, and 2003, respectively, and that 573,576 and 243,403 shares of unvested restricted stock were issued in 2005 and 2004, each net of assumed repurchases using the treasury stock method.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      From August 1998 through December 5, 2005, the Board of Directors had authorized a total of $800.0 million for the repurchase of the Company’s outstanding common stock from time to time. On December 6, 2005, the Board of Directors authorized and announced an additional $150 million for stock repurchases (collectively, the “Stock Repurchase Program”). A total of approximately $796.5 million had been expended in our Stock Repurchase Program from its inception through December 31, 2005. There is no expiration date on our Stock Repurchase Program.
      From the inception of the Stock Repurchase Program to December 31, 2005, the Company repurchased from shareholders 26,997,411 shares and executives surrendered 2,105,142 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock, for a total of 29,102,553 acquired shares. During 2005, the Company repurchased from shareholders 1,705,000 shares and 68,648 shares were surrendered by executives as payment for strike prices and taxes due on exercised stock options and on vested restricted stock. During 2004, the Company repurchased from shareholders 1,561,565 shares and 884,633 shares were surrendered by executives as payment for strike prices and taxes due on exercised stock options and on vested restricted stock. During 2003, the Company repurchased from shareholders 2,555,174 shares and executives surrendered 812,802 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock.
      Shares of Company stock issued upon the exercise of stock options in 2005, 2004, and 2003 were 663,838 shares, 2,140,406 shares, and 2,690,580 shares, respectively.
      Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the years presented are as follows:

	2005	2004	2003

Basic	74,837,731	75,463,445	75,857,350
Diluted	76,208,936	76,908,300	77,825,790

Comprehensive Income
      For the years ended December 31, 2005, 2004, and 2003, the Company’s comprehensive income is equal to net income because there were no elements of other comprehensive income. The Company has elected to disclose comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity.

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

Long-Lived Assets
      In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the operations and gains on sales reported in discontinued operations include operating properties sold during the year for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement after

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disposition. The operations from these properties have been eliminated from ongoing operations. Prior periods have been reclassified to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties for which the Company has some continuing involvement are reported as income from continuing operations.
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
      During 2004, the Towns & Resorts segment recorded a $2.0 million impairment loss related to a residential project in North Carolina. During 2003, the commercial real estate segment recorded an impairment loss on a commercial property of $0.3 million.

Reclassifications
      Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
      The Company has made certain reclassifications in its 2004 and 2003 operating and investing cash flows which it considers to have an immaterial effect on these presentations.

Supplemental Cash Flow Information
      The Company paid $27.0 million, $22.7 million, and $21.3 million for interest in 2005, 2004, and 2003, respectively. The Company paid income taxes of $6.5 million, net of refunds in 2005, paid $3.1 million, net of refunds in 2004, and received income tax refunds, net of income tax payments made, of $7.4 million in 2003. The Company capitalized interest expense of $12.0 million, $11.2 million, and $8.9 million in 2005, 2004, and 2003, respectively.
      The Company’s non-cash activities included several debt related transactions, restricted stock issuances, the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options, the tax benefit on exercises of stock options, the receipt of notes receivable in payment for the sale of a subsidiary and the sale of an interest in another unconsolidated affiliate. During 2005 the Company received notes receivable in the amounts of $7.5 million in payment for the sale of a subsidiary and $9.4 million in payment for the sale of its interest in another unconsolidated affiliate. The company assumed an existing mortgage in the amount of $29.9 million in the purchase of a commercial building. Also during 2004, a mortgage in the amount of $25.4 million was assumed by the purchaser of a commercial building sold by the Company, the Company assumed an existing mortgage in the amount of $29.8 million in the purchase of a commercial building, the Company transferred to a purchaser of a commercial land parcel debt secured by the land in the amount of $11.0 million, and the Company executed a debt agreement in the amount of $11.4 million as payment for its interest in a new unconsolidated affiliate (see note 10). During the years ended December 31, 2005, 2004, and 2003, the Company issued restricted stock totaling $10.1 million, $7.4 million and $21.0 million, respectively. During the years ended December 31, 2005, 2004, and 2003 executives surrendered Company stock worth $4.8 million, $21.5 million, and $17.0 million, respectively, as payment for the strike price of stock options. The Company recorded a tax benefit on exercises of stock options of $12.0 million, $19.3 million, and $15.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      Cash flows related to assets ultimately planned to be sold, including Towns & Resorts development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberland operations and land developed by the commercial segment are included in operating activities

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the statement of cash flows. The Company’s buildings developed for commercial rental purposes and assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include assets not held for sale. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities; distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Fair Value of Financial Instruments
      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt, including the current portion, was $572.3 million, and $447.7 million at December 31, 2005 and 2004, respectively. Management estimates the fair value of long-term debt using the discounted amount of future cash flows based on the Company’s current incremental rate of borrowing for similar loans.

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

Recent Accounting Pronouncements
      In October 2005, the FASB published FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”), which stipulates that a lessee’s rental costs associated with operating leases during a construction period must be recognized as rental expense, included in income from continuing operations, and allocated over the lease term according to current guidance on accounting for leases. The Company plans to adopt FSP 13-1 beginning January 1, 2006 as required by FSP 13-1. Upon adoption, the Company does not expect FSP 13-1 to have a material effect on its results of operations or financial position.
      In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). In addition, the FASB has issued FSP SOP 78-9-“Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in EITF No. 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/or (b) substantive participating rights. The consensus is currently applicable to the Company for new or modified partnerships entered into after June 29, 2005, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We will not be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 requires companies making voluntary changes to

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Also in December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“FAS 153”). FAS 153 eliminates a previous exception from fair value reporting for nonmonetary exchanges of similar productive assets and introduces an exception from fair value reporting for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is applicable to nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The impact of adopting FAS 153 did not have a material adverse impact on the Company’s financial position or results of operations.
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The Interpretation requires recognition of an asset and liability with regards to legal obligations associated with the retirement of a tangible long-lived asset, such as the abatement of asbestos. The interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FASB Interpretation No. 47 did not have any effect on our financial statements.

3.	Business Combinations
      During 2005, the Company purchased one commercial building in Norfolk, Virginia called 150 West Main for $50.8 million. Of the total purchase price, $42.0 million was allocated to investment in real estate and $8.8 million was allocated to lease-related intangible assets. During 2004, the Company purchased two commercial buildings in Richmond, Virginia, called Overlook, for $19.1 million, two commercial buildings in Atlanta, Georgia, called Deerfield Point, for $30.1 million, and a commercial building in Atlanta, Georgia, called Parkwood Point, for $45.0 million. Of the total purchase prices, $15.5 million, $23.7 million, and $36.1, respectively, were allocated to investment in real estate and $3.6 million, $6.4 million, and $8.9 million, respectively, were allocated to lease-related intangible assets.
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
      Discontinued operations for 2005 include the sale and results of operations of Advantis, and the sales and results of operations of four commercial buildings sold in 2005. Discontinued operations for 2004

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
include the results of operations of Advantis and the four commercial buildings sold in 2005 as well as the sales and results of operations of two commercial buildings sold in 2004. Discontinued operations for 2003 include the results of operations of Advantis and the six commercial buildings sold in 2005 and 2004.
      On September 7, 2005, the Company sold Advantis for a sales price of $11.4 million, consisting of $3.9 million in cash and $7.5 million in notes receivable, for a net of tax loss of $5.9 million, or $0.08 per share. For the years ended December 31, 2005, 2004, and 2003, Advantis recorded revenues of $70.0 million, $98.1 million and $62.5 million, respectively. Pre-tax (losses) income from operations were $(1.6) million, $0.7 million, and $(16.9) million, respectively, for the years ended December 31, 2005, 2004, and 2003. Under the terms of the sale, the Company will continue to use Advantis to manage certain of its commercial properties and Advantis may be involved in certain sales of Company land which occur in the future. The Company believes the management contracts are at market rates and that our on-going involvement with Advantis is not material to either them or us.
      Building sales included in discontinued operations in 2005 consisted of the sales of 1133 20th Street in Washington, DC, sold on September 29 for proceeds of $46.9 million and a pre-tax gain of $19.7 million; Lakeview in Tampa, Florida, sold on September 7 for proceeds of $18.0 million and a pre-tax gain of $4.1 million; Palm Court in Tampa, Florida, sold on September 7 for proceeds of $7.0 million and a pre-tax gain of $1.8 million; and Harbourside in Clearwater, Florida, sold on December 14 for proceeds of $21.9 million and a pre-tax gain of $5.2 million. For the years ended December 31, 2005, 2004, and 2003, respectively, the aggregate revenues generated by these four buildings prior to their sales totaled $7.5 million, $9.7 million and $9.4 million. Aggregate pre-tax income was $0.1 million, $0.7 million and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      Building sales included in discontinued operations in 2004 consisted of the sales of 1750 K Street in Washington, DC, sold on July 30 for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million; and Westchase Corporate Center in Houston, Texas, sold on August 16 for proceeds of $20.3 million and a pre-tax gain of $0.2 million. For the years ended December 31, 2004 and 2003, respectively, aggregate revenues generated by these two buildings prior to their sales totaled $5.9 million and $9.8 million. Aggregate pre-tax income was $0.7 million and $1.2 million for the years ended December 31, 2004, and 2003, respectively.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Real Estate
      Real estate by segment as of December 31 consists of (in thousands):

	2005	2004

Operating property:
Towns & Resorts	$81,855	$76,644
Commercial real estate	12,778	3,296
Land sales	1,029	1,095
Forestry	134,239	77,431
Other	374	164

Total operating property	230,275	158,630

Development property:
Towns & Resorts	419,495	331,319
Commercial real estate	46,052	72,722
Land sales	13,528	9,247
Other	295	—

Total development property	479,370	413,288

Investment property:
Commercial real estate	338,382	356,522
Land sales	260	182
Forestry	1,372	973
Other	6,816	6,883

Total investment property	346,830	364,560

Investment in unconsolidated affiliates:
Towns & Resorts	22,027	29,461
Commercial real estate	—	11,579

Total investment in unconsolidated affiliates	22,027	41,040

	1,078,502	977,518
Less: Accumulated depreciation	42,328	34,888

	$1,036,174	$942,630

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
      Real estate properties having a net book value of approximately $323.1 million (net of accumulated depreciation of $27.2 million) at December 31, 2005 are leased by the commercial real estate development segment under non-cancelable operating leases expiring in various years through 2011. Expected future aggregate rentals related to these leases are approximately $181.8 million, of which $37.3 million, $34.5 million, $30.7 million, $24.7 million, and $18.2 million is due in the years 2006 through 2010, respectively, and $36.4 million thereafter.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense was $17.6 million in 2005, $15.9 million in 2004, and $10.1 million in 2003.
      The Company reports lease-related intangible assets separately for commercial buildings purchased subsequent to the effective date of FAS 141. See note 8.

6.	Investment in Unconsolidated Affiliates
      Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31 consist of (in thousands):

	Ownership	2005	2004

ALP Liquidating Trust*	24%	$5,335	$11,791
Port St. Joe Development	50%	11,543	11,435
Codina Group, Inc.	50%	—	9,410
Rivercrest, L.L.C	50%	3,301	3,276
Paseos, L.L.C	50%	1,694	2,811
Deerfield Commons I, L.L.C	50%	—	1,757
Deerfield Park, L.L.C	38%	—	412
Residential Community Mortgage Company, L.L.C	49.9%	154	148

		$22,027	$41,040

*	Formerly known as Arvida/JMB Partners, LP.
      During 2004, the Company purchased a 50% interest in Port St. Joe Development, entering into a debt agreement in the amount of $11.4 million as payment (see note 10). The other party to the joint venture contributed land with a fair value of equal amount. On February 3, 2006, the Company purchased the remaining interest in this venture from Smurfit — Stone Container Corporation for $21.75 million and the Company’s debt to the joint venture of $10.7 million was extinguished. On June 24, 2005, the Company sold its 50% interest in Codina Group, Inc. at book value for cash and interest bearing notes receivable of $9.4 million. During 2005, the remaining assets of Deerfield Commons I LLC and Deerfield Park LLC were sold.
      Summarized financial information for the unconsolidated investments on a combined basis is as follows (in thousands):

	2005	2004

BALANCE SHEETS:
Investment in real estate, net	$58,078	$89,643
Other assets	52,156	105,580

Total assets	110,234	195,223

Notes payable and other debt	31,966	49,951
Other liabilities	22,386	42,293
Minority interest	—	8,416
Equity	55,882	94,563

Total liabilities and equity	$110,234	$195,223

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

STATEMENTS OF INCOME:
Total revenues	$148,456	$184,264	$116,978
Total expenses	119,685	169,267	114,821

Net income	$28,771	$14,997	$2,157

7.	Property, Plant and Equipment
      Property, plant and equipment, at cost, as of December 31 consisted of (in thousands):

			Estimated
	2005	2004	Useful Life

Transportation property and equipment	$34,057	$34,058	3
Machinery and equipment	46,645	36,628	3-10
Office equipment	15,192	16,067	5-10
Leasehold improvements	—	1,000	Lease term
Autos, trucks, and airplane	6,328	6,108	5-10

	102,222	93,861
Less: Accumulated depreciation	62,046	60,299

	$40,176	$33,562

      Depreciation expense on property, plant and equipment was $10.5 million in 2005, $9.5 million in 2004, and $11.5 million in 2003.

8.	Goodwill and Intangible Assets
      During 2003, as a result of declining operations due to the very difficult economic environment for commercial real estate services companies, the Company utilized a discounted cash flow method to determine the fair value of Advantis and recorded an impairment loss to reduce the carrying amount of Advantis’ goodwill from $28.9 million to $14.8 million. This resulted in an impairment loss of $14.1 million pre-tax, or $8.8 million net of tax. The Company recorded no goodwill impairment during 2005 or 2004.
      Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Towns &	Commercial
	Resorts	Real Estate	Forestry
	Segment	Segment	Segment	Consolidated

Balance at December 31, 2003	$27,937	$14,863	$5,921	$48,721
Contingent consideration payments	—	83	2,875	2,958

Balance at December 31, 2004	27,937	14,946	8,796	51,679
Sale of Advantis	—	(14,946)	—	(14,946)

Balance at December 31, 2005	$27,937	$—	$8,796	$36,733

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets at December 31, 2005 and 2004 consisted of the following (dollars in thousands):

	2005		2004		Weighted
					Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period

					(In years)
In-place lease values	$45,862	$(10,868)	$40,354	$(5,804)	8
Customer relationships	4,013	(436)	3,718	(115)	11
Above-market rate leases	6,041	(2,168)	5,323	(885)	5
Management contracts	6,983	(3,483)	6,983	(2,534)	12
Other	579	(138)	467	(92)	10

Total	$63,478	$(17,093)	$56,845	$(9,430)	8

      Amortization of intangible assets is recorded in the account in the consolidated statements of income which most properly reflects the nature of the underlying intangible asset as follows: (i) above-market rate lease intangibles are amortized to rental revenue, (ii) in-place lease values are amortized to amortization expense, and (iii) management contracts are amortized to amortization expense. The aggregate amortization of intangible assets for 2005, 2004, and 2003 was $8.5 million, $5.8 million, and $1.1 million, respectively.
      The estimated aggregate amortization from intangible assets for each of the next five years is as follows (in thousands):

	Rental	Amortization
	Revenue	Expense

Year Ending December 31,
2006	1,178	9,633
2007	1,040	8,390
2008	715	6,987
2009	314	5,383
2010	155	4,168

9.	Accrued Liabilities
      Accrued liabilities as of December 31 consist of (thousands):

	2005	2004

Property, intangible, income and other taxes	$43,256	$41,473
Payroll and benefits	36,334	47,797
Accrued interest	8,827	6,301
Environmental liabilities	4,010	4,094
Other accrued liabilities	46,660	35,760

Total accrued liabilities	$139,087	$135,425

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
      Debt and credit agreements at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Senior notes, interest payable semiannually at 4.97% to 7.37%, due February 7, 2005 - February 7, 2012	$257,000	$275,000
Senior notes, interest payable semiannually at 5.28% to 5.49%, due August 25, 2015 - August 25, 2020	150,000	—
Non-recourse debt, interest payable monthly at 5.52% - 7.67%, secured by mortgages on certain commercial property, due January 1, 2008-January 1, 2013	113,810	85,428
Community Development District debt, secured by certain real estate, due May 1, 2005 - May 1, 2034, bearing interest at 5.95% to 7.15%	14,726	26,409
Recourse debt, interest payable monthly at 6.95%, secured by a commercial building, due September 1, 2008	—	17,998
Promissory note to an unconsolidated affiliate, interest payable annually at LIBOR + 100 basis points (5.39% at December 31, 2005), due at the earlier of the date of the first partnership distribution or December 31, 2008	10,689	10,934
Industrial Development Revenue Bonds, variable-rate interest payable quarterly based on the Bond Market Association index (3.1% at December 31, 2005), secured by a letter of credit, due January 1, 2008	4,000	4,000
Various secured and unsecured notes and capital leases, bearing interest at various rates	4,221	1,341

Total debt	$554,446	$421,110

      The aggregate maturities of long-term debt subsequent to December 31, 2005 are as follows; 2006, $6.9 million; 2007, $69.4 million; 2008, $68.2 million; 2009, $49.2 million; 2010, $1.3 million; thereafter, $359.4 million.
      During 2005, the Company closed on a new four-year $250 million senior revolving credit facility (the “New Credit Facility”) that replaced the existing $250 million senior revolving credit facility which was to expire on March 30, 2006. The New Credit Facility expires on July 21, 2009, and bears interest based on leverage levels at LIBOR plus a margin in the range of 0.4% to 1.0% (currently 0.5%). The New Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. At December 31, 2005, there was no outstanding balance.
      During 2005, the Company issued senior notes in a private placement for an aggregate principal amount of $150 million, with $65 million maturing on August 25, 2015 and a fixed interest rate of 5.28%, $65 million maturing on August 25, 2017 and a fixed interest rate of 5.38%, and $20 million maturing on August 25, 2020 and a fixed interest rate of 5.49%. Interest will be payable semiannually. The notes contain financial covenants similar to those in the Company’s New Credit Facility.
      During 2004, the Company issued senior notes in a private placement with an aggregate principal amount of $100 million, with $25 million maturing on June 8, 2009 at a fixed interest rate of 4.97% and $75 million maturing on June 8, 2011 at a fixed interest rate of 5.31%. Interest is payable semiannually.
      During 2005, the Company purchased a commercial building and assumed an existing mortgage on the property in the amount of $29.9 million, maturing on April 1, 2012. Interest is payable monthly at an

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual fixed rate of 5.62%. Also during 2005, the Company sold a commercial building and used a portion of the proceeds to repay the balance of the related recourse debt in the amount of $17.8 million. During 2005, the Company repaid $10.5 million on one of its Community Development District debt.
      During 2004, the Company entered into a debt agreement with a new joint venture in the amount of $11.4 million. The other party to the joint venture contributed land with a fair value of equal amount. This debt reflects the Company’s agreement to pay all of the expenses of the joint venture up to the amount of principal and interest owed. Thereafter, all expenses of the joint venture will be shared equally. On February 3, 2006, the Company purchased the remaining interest in this venture from the other party for an amount in excess of book value and the debt was extinguished.
      The $407.0 million senior notes and the $250.0 million senior revolving credit agreement contain financial covenants, including minimum net worth requirements, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on pre-payment. At December 31, 2005, management believes the Company was in compliance with financial covenants contained in the senior notes and the senior revolving credit agreement, including maximum debt ratios and minimum fixed charge coverage and net worth requirements.

11.	Income Taxes
      Total income tax expense (benefit) for the years ended December 31 was allocated as follows (in thousands):

	2005	2004	2003

Income from continuing operations	$64,332	$52,525	$48,429
Gain on the sales of discontinued operations	7,994	3,135	—
Earnings from discontinued operations	(378)	610	(5,803)
Tax benefit on exercise of stock options credited to stockholders’ equity	(12,009)	(19,310)	(15,685)

	$59,939	$36,960	$26,941

      Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	2005	2004	2003

Tax at the statutory federal rate	$62,404	$47,735	$46,646
State income taxes (net of federal benefit)	6,062	3,112	1,538
Other, net	(4,134)	1,678	245

	$64,332	$52,525	$48,429

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforward	$3,185	$18,573
Impairment losses	4,411	10,469
Deferred compensation	9,896	10,323
Accrued casualty and other reserves	3,909	4,889
Charitable contributions carryforward	2,842	3,018
Intangible asset amortization	5,644	3,487
Other	14,553	11,090

Total deferred tax assets	$44,440	$61,849

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	$295,549	$254,375
Prepaid pension asset	35,979	35,279
Income of unconsolidated affiliates	2,480	5,888
Depreciation	—	5,087
Goodwill amortization	4,273	2,736
Other	22,071	22,858

Total gross deferred tax liabilities	360,352	326,223

Net deferred tax liability	$315,912	$264,374

      Based on the timing of reversal of future taxable amounts and the Company’s history and future expectations of reporting taxable income, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and a valuation allowance is not considered necessary. There were no significant current deferred tax assets at December 31, 2005 or 2004.
      The net operating loss carryforward expires in various years through 2023.

12.	Employee Benefits Plans

Pension Plan
      The Company sponsors a defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). The benefits are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA. The measurement date of the Pension Plan is January 1, 2005.
      Because the Pension Plan has an overfunded balance, no contributions to the Pension Plan are expected in the near future.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average percentages of the fair value of total plan assets by each major type of plan asset are as follows:

Asset class	2005	2004

Equities	65%	64%
Fixed income including cash equivalents	34%	35%
Timber	1%	1%
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
      To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% assumption in 2005 and 8.5% assumption for 2004 and 2003.
      A summary of the net periodic pension credit follows (in thousands):

	2005	2004	2003

Service cost	$6,497	$5,588	$4,777
Interest cost	8,493	8,508	8,529
Expected return on assets	(18,102)	(19,487)	(17,765)
Prior service costs	790	777	747

Total pension income	$(2,322)	$(4,614)	$(3,712)

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumptions used to develop net benefit cost:

	2005	2004	2003

Discount rate	5.65%	6.00%	6.50%
Expected long term rate of return on Plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
      A reconciliation of projected benefit obligation as of December 31 follows (in thousands):

	2005	2004

Projected benefit obligation, beginning of year	$155,750	$146,475
Service cost	6,497	5,588
Interest cost	8,493	8,508
Actuarial loss	6,038	7,983
Benefits paid	(15,699)	(14,550)
Plan amendments	902	1,746
Curtailments	(746)	—

Projected benefit obligation, end of year	$161,235	$155,750

      Assumptions used to develop end-of period obligations:

	2005	2004

Discount rate	5.56%	5.65%
Rate of compensation increase	4.00%	4.00%
      The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan. To that effect, our methodology for selecting the discount rates as of December 31, 2005 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.56% discount rate as of December 31, 2005 represents the equivalent single rate under a broad-market AA yield curve constructed by Mercer Human Resource Consulting.
      A reconciliation of plan assets as of December 31 follows (in thousands):

	2005	2004

Fair value of assets, beginning of year	$249,000	$237,045
Actual return on assets	16,464	28,507
Transfer to retiree medical plan	—	(950)
Benefits and expenses paid	(16,583)	(15,602)

Fair value of assets, end of year	$248,881	$249,000

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of funded status as of December 31 follows (in thousands):

	2005	2004

Accumulated benefit obligation	$159,645	$153,423
Projected benefit obligation	161,235	155,750
Market value of assets	248,881	249,000
Funded status	87,646	93,250
Unrecognized prior service costs	5,450	6,694
Unrecognized actuarial net loss (gain)	1,948	(5,865)

Prepaid pension asset	$95,044	$94,079

      Expected benefit payments for the next ten years are as follows:

Expected Benefit
Year Ended	Payments

(In thousands)
2006	$25,423
2007	11,963
2008	12,330
2009	12,048
2010	12,880
2011-2015	66,761

Postretirement Benefits
      In 2005 and 2004, the Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. A liability of $4.2 million and $3.1 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2005 and 2004, respectively.

Deferred Compensation Plans and ESPP
      The Company also has other defined contribution plans that cover substantially all its salaried employees. Contributions are at the employees’ discretion and are matched by the Company up to certain limits. Expense for these defined contribution plans was $2.2 million, $2.0 million and $1.6 million in 2005, 2004, and 2003, respectively.
      The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2005, 2004, and 2003 related to the SERP of $2.4 million, $1.3 million, and $1.7 million, respectively, and related to the DCAP of $1.0 million, $1.1 million, and $1.0 million, respectively.
      Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2005 and 2004, 215,528 and 172,250 shares, respectively of the Company’s stock had been sold to employees under the ESPP Plan.

13.	Segment Information
      The Company conducts primarily all of its business in four reportable operating segments: Towns & Resorts, commercial real estate, land sales, and forestry. The Towns & Resorts segment develops and sells housing units and home sites and manages residential communities. The commercial real estate segment owns and leases, commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.
      The Company currently uses income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which we believe represents current performance measures.
      The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The caption entitled “Other” consists of general and administrative expenses, net of investment income.
      The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information by business segment follows (in thousands):

	2005	2004	2003

OPERATING REVENUES:
Towns & Resorts	$707,934	$617,588	$494,919
Commercial real estate	103,043	118,835	48,087
Land sales	99,290	72,046	99,206
Forestry	27,925	35,183	36,562
Other	—	(21)	79

Consolidated operating revenues	$938,192	$843,631	$678,853

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest:
Towns & Resorts	$137,063	$99,930	$80,633
Commercial real estate	22,704	21,659	11,960
Land sales	68,915	56,671	77,709
Forestry	4,664	9,091	8,059
Other	(60,244)	(53,970)	(42,364)

Consolidated income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	$173,102	$133,381	$135,997

TOTAL ASSETS:
Towns & Resorts	$657,431	$588,705	$501,924
Commercial real estate	510,522	534,113	527,157
Land sales	48,204	32,150	15,093
Forestry	147,874	90,169	90,837
Corporate	227,915	158,492	140,719

Total assets	$1,591,946	$1,403,629	$1,275,730

CAPITAL EXPENDITURES:
Towns & Resorts	$553,911	$495,298	$347,207
Commercial real estate	34,534	134,378	123,718
Land sales	19,305	7,253	3,306
Forestry	62,350	3,463	3,437
Other	4,040	2,770	8,259
Discontinued operations	2,174	305	—

Total capital expenditures	$676,314	$643,467	$485,927

14.	Commitments and Contingencies
      The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of less than one year. Total rent expense was $2.4 million, $2.9 million, and $2.3 million, for the years ended December 31, 2005, 2004, and 2003, respectively.
      The future minimum rental commitments under noncancelable long-term operating leases due over the next five years and thereafter are as follows (in thousands):

2006	$1,392
2007	1,059
2008	141
2009	55
2010	7
Thereafter	—

$2,654

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
      At December 31, 2005, the Company was party to surety bonds and standby letters of credit in the amounts of $46.4 million and $30.3 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
      At December 31, 2005 and 2004, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.
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
      Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds remain in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. In addition, approximately $1.7 million is being held in escrow representing the value of the land subject to remediation. Remediation was substantially completed in 2003. The Company expects remaining remediation to be complete and the amounts held in escrow to be released to the Company in 2006.
      Our former paper mill site in Gulf County, and certain adjacent real property north of the paper mill site are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been assessed and rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The adjacent real property

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
north of the paper mill site has been assessed by us, with rehabilitation to be performed in 2006. Management does not believe our liability for any remaining rehabilitation on these properties will be material.
      Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $4.0 million, and $4.1 million as of December 31, 2005 and 2004, respectively.

15.	Quarterly Financial Data (Unaudited)

	Quarters Ended

	December 31	September 30	June 30	March 31

	(Dollars in thousands, except per share amounts)
2005
Operating revenues	$257,674	$235,514	$260,298	$184,706
Operating profit	53,808	43,348	57,916	25,717
Net income	37,224	36,108	37,914	15,412
Earnings per share — Basic	0.50	0.48	0.50	0.20
Earnings per share — Diluted	0.49	0.47	0.50	0.21
2004
Operating revenues	$257,465	$219,759	$206,387	$160,020
Operating profit	44,583	36,416	37,809	21,057
Net income	28,087	26,303	22,749	12,961
Earnings per share — Basic	0.37	0.35	0.30	0.17
Earnings per share — Diluted	0.37	0.34	0.30	0.17

THE ST. JOE COMPANY
SCHEDULE III  — CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

	Initial Cost to Company

				Costs	Carried at Close of Periods
				Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Bay County, Florida
Land with infrastructure	$—	$674	$—	$22,216	$22,890	$—	$22,890	$167
Buildings	—	—	1,287	13,930	—	15,217	15,217	2,419
Residential	—	1,011	—	18,438	19,449	—	19,449	—
Timberlands	—	3,896	—	11,729	15,625	—	15,625	307
Unimproved land	—	5,727	—	—	5,727	—	5,727	—
Broward County, Florida
Building	—	—	—	—	—	—	—	—
Calhoun County, Florida
Buildings	—	—	38	—	—	38	38	—
Timberlands	—	1,774	—	4,955	6,729	—	6,729	132
Unimproved land	—	979	—	—	979	—	979	—
Duval Country, Florida
Land with infrastructure	—	255	—	57	312	—	312	—
Buildings	—	3,450	5	22,105	—	25,560	25,560	3,752
Residential	—	—	—	(11)	(11)	—	(11)	—
Timberlands	—	—	—	1	1	—	1	—
Franklin Country, Florida
Land with infrastructure	—	44	—	136	180	—	180	—
Residential	—	8,888	—	14,074	22,962	—	22,962	—
Timberlands	—	1,241	—	1,413	2,654	—	2,654	52
Unimproved Land	—	212	—	—	212	—	212	—
Buildings	—	—	488	407	—	895	895	121
Gadsden Country, Florida
Land with infrastructure	—	—	—	3,134	3,134	—	3,134	—
Timberlands	—	1,302	—	2,527	3,829	—	3,829	75
Unimproved land	—	1,836	—	—	1,836	—	1,836	—

THE ST. JOE COMPANY
SCHEDULE III — CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

	Initial Cost to Company

				Costs	Carried at Close of Period
				Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Gulf County, Florida
Land with infrastructure	$—	$322	$—	$778	$1,100	$—	$1,100	$146
Buildings	—	—	541	409	—	950	950	339
Residential	—	1,674	—	35,167	36,841	—	36,841	—
Timberlands	—	5,238	—	16,443	21,681	—	21,681	426
Unimproved land	—	521	—	—	521	—	521	—
Hillsborough Country, Florida
Buildings	—	—	—	—	—	—	—	—
Jefferson County, Florida
Buildings	—	—	—	198	—	198	198	173
Timberlands	—	1,547	—	977	2,524	—	2,524	50
Unimproved land	—	269	—	—	269	—	269	—
Leon County, Florida
Land with infrastructure	—	1,418	—	11,068	12,486	—	12,486	818
Buildings	—	—	5,580	19,354	—	24,934	24,934	2,417
Residential	—	265	—	39,340	39,605	—	39,605	—
Timberlands	—	923	—	2,803	3,726	—	3,726	73
Unimproved land	—	1,656	—	—	1,656	—	1,656	—
Liberty County, Florida
Buildings	—	—	777	67	—	844	844	160
Timberlands	—	3,244	205	7,769	11,218	—	11,218	254
Unimproved land	—	174	—	—	174	—	174	—
Manatee County
Buildings		—	2,059	—	—	2,059	2,059	43
Residential		16,015	—	3,719	19,734	—	19,734	—
Orange County, Florida
Land with infrastructure	—	(106)	—	—	(106)	—	(106)	—
Buildings	—	—	40,733	8,009	—	48,742	48,742	6,701

THE ST. JOE COMPANY
SCHEDULE III — CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

	Initial Cost to Company

				Costs	Carried at Close of Period
				Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Osceola County
Land with infrastructure		$80	$—	$—	$80	$—	$80	$—
Residential	—	6,941	—	19,397	26,338	—	26,338	—
Buildings	—	—	180	—	—	180	180	25
Palm Beach County, Florida
Land with infrastructure	—	(29)	—	—	(29)	—	(29)	—
Buildings	—	—	5	138	—	143	143	80
Pinellas County, Florida
Buildings	—	—	12,647	2,283	—	14,930	14,930	2,680
St. Johns County, Florida
Land with infrastructure	—	5,197	—	2,081	7,277	—	7,277	435
Buildings	—	—	1,793	836	—	2,629	2,629	399
Residential	—	4,628	—	22,679	27,307	—	27,307	—
Volusia County, Florida
Land with infrastructure	—	6,045	—	553	6,598	—	6,598	1,174
Buildings	—	—	1,644	2,139	—	3,783	3,783	396
Residential	—	9,521	—	59,065	68,586	—	68,586	—
Wakulia County, Florida
Land with infrastructure	—	—	—	106	106	—	106	—
Buildings	—	—	—	122	—	122	122	86
Timberlands	—	1,175	—	1,584	2,759	—	2,759	54
Unimproved Land	—	30	—	9	39	—	39	—
Walton County, Florida
Land with infrastructure	—	14,472	—	4,313	18,785	—	18,785	2,743
Buildings	—	—	26,210	2,391	—	28,601	28,601	3,753
Residential	—	9,323	—	79,220	88,543	—	88,543	—
Timberlands	—	354	—	934	1,288	—	1,288	26
Unimproved Land	—	—	—	—	—	—	—	—

THE ST. JOE COMPANY
SCHEDULE III — CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

	Initial Cost to Company

				Costs	Carried at Close of Period
				Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

	(In thousands)
Other Florida Counties
Land with infrastructure	$—	$—	$—	$—	$—	$—	$—	$—
Timberlands	—	689	—	—	689	—	689	12
Unimproved Land	—	79	—	—	79	—	79	—
	—	—	—	—	—	—	—	—
District of Columbia
Buildings	—	—	—	—	—	—	—	—
Georgia
Land with infrastructure	—	12,093	—	992	13,085	—	13,085	50
Buildings	—	—	151,492	6,361	—	157,853	157,853	9,933
Timberlands	—	61,353	—	—	61,353	—	61,353	—
Unimproved Land	—	103	—	—	103	—	103	—
North Carolina
Residential	—	14,181	—	56,258	70,439	—	70,439	—
Buildings	—	—	17,163	—	—	17,163	17,163	1,127
Tennessee
Unimproved Land	—	—	—	—	—	—	—	—
Texas
Land with infrastructure	—	1,710	—	1,101	2,811	—	2,811	44
Building	—	—	—	—	—	—	—	—
Virginia
Land with infrastructure	—	—	—	—	—	—	—	—
Building	—	—	57,430	31	—	57,461	57,461	686

TOTALS	$—	$212,394	$320,277	$523,805	$654,173	$402,302	$1,056,475	$42,328

THE ST. JOE COMPANY
SCHEDULE III — CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
Notes:

(A)	The aggregate cost of real estate owned at December 31, 2005 for federal income tax purposes is approximately $602 million.

(B)	Reconciliation of real estate owned (in thousands of dollars):

	2005	2004	2003

Balance at Beginning of Year	$936,478	$878,141	$764,579
Amounts Capitalized	705,883	615,733	446,830
Amounts Retired or Adjusted	(585,886)	(557,396)	(333,268)

Balance at Close of Period	$1,056,475	$936,478	$878,141

(C) Reconciliation of accumulated depreciation (in thousands of dollars):
Balance at Beginning of Year	$34,888	$30,436	$17,223
Depreciation Expense	18,840	14,962	24,841
Amounts Retired or Adjusted	(11,400)	(10,510)	(11,628)

Balance at Close of Period	$42,328	$34,888	$30,436