Form 10-Q
period 2006-03-31
ST JOE CO
filed 2006-05-09
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2006, there were 104,001,664 shares of common stock, no par value, issued and 74,575,010 outstanding, with 29,426,654 shares of treasury stock.

THE ST. JOE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2006	2005

ASSETS
Investment in real estate	$1,117,260	$1,036,174
Cash and cash equivalents	79,388	202,605
Accounts receivable, net	71,793	58,905
Prepaid pension asset	96,106	95,044
Property, plant and equipment, net	43,656	40,176
Goodwill, net	36,733	36,733
Other intangible assets, net	43,036	46,385
Other assets	76,990	75,924

	$1,564,962	$1,591,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$562,279	$554,446
Accounts payable	77,670	75,309
Accrued liabilities	135,666	135,156
Income tax payable	11,677	3,931
Deferred income taxes	297,338	315,912

Total liabilities	1,084,630	1,084,754
Minority interest in consolidated subsidiaries	18,259	18,194
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 103,996,286 and 103,931,705 issued at March 31, 2006 and December 31, 2005, respectively	287,689	280,970
Retained earnings	1,066,698	1,074,990
Treasury stock at cost, 29,424,854 and 29,003,415 shares held at March 31, 2006 and December 31, 2005, respectively	(892,314)	(866,962)

Total stockholders’ equity	462,073	488,998

	$1,564,962	$1,591,946

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2006	2005

Revenues:
Real estate sales	$139,034	$158,529
Rental revenues	12,185	9,964
Timber sales	8,488	8,038
Other revenues	7,646	8,175

Total revenues	167,353	184,706

Expenses:
Cost of real estate sales	93,626	104,977
Cost of rental revenues	4,577	3,776
Cost of timber sales	5,861	5,207
Cost of other revenues	8,034	8,019
Other operating expenses	20,190	15,714
Corporate expense, net	15,683	11,937
Depreciation and amortization	10,402	9,359

Total expenses	158,373	158,989

Operating profit	8,980	25,717

Other income (expense):
Investment income, net	1,861	303
Interest expense	(3,685)	(2,491)
Other, net	(1,649)	982

Total other income (expense)	(3,473)	(1,206)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	5,507	24,511
Equity in income of unconsolidated affiliates	2,843	1,904
Income tax expense	2,462	9,721

Income from continuing operations before minority interest	5,888	16,694
Minority interest	2,144	868

Income from continuing operations	3,744	15,826

Discontinued operations:
Loss from discontinued operations (net of income tax benefits of $23 and $248)	(38)	(414)

Net income	$3,706	$15,412

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.05	$0.22
Loss from discontinued operations	—	(0.01)

Net income	$0.05	$0.21

Diluted
Income from continuing operations	$0.05	$0.21
Loss from discontinued operations	—	(0.01)

Net income	$0.05	$0.20

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Retained	Treasury
	Outstanding Shares	Amount	Earnings	Stock	Total

Balance at December 31, 2005	74,928,290	$280,970	$1,074,990	$(866,962)	$488,998

Comprehensive income:
Net income	—	—	3,706	—	3,706

Total comprehensive income	—	—	—	—	3,706

Issuances of restricted stock	30,035	—	—	—	—
Forfeitures of restricted stock	(16,455)	—	—	—	—
Dividends ($0.16 per share) and other distributions	—	—	(11,998)	—	(11,998)
Issuances of common stock	51,001	1,487	—	—	1,487
Excess tax benefit on options exercised and vested restricted stock	—	641	—	—	641
Amortization of stock-based compensation	—	4,591	—	—	4,591
Purchases of treasury shares	(421,439)	—	—	(25,352)	(25,352)

Balance at March 31, 2006	74,571,432	$287,689	$1,066,698	$(892,314)	$462,073

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$3,706	$15,412
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,402	10,362
Stock-based compensation	4,591	2,014
Excess tax benefits from stock-based compensation	(641)	—
Minority interest in income	2,144	868
Equity in income of unconsolidated joint ventures	(2,843)	(1,904)
Distributions of income from unconsolidated affiliates	1,623	4,093
Deferred income tax (benefit) expense	(20,540)	1,265
Tax benefit on exercise of stock options	—	6,062
Cost of operating properties sold	91,747	103,994
Expenditures for operating properties	(177,121)	(120,545)
Changes in operating assets and liabilities:
Accounts receivable	(13,119)	(24,511)
Other assets	(6,457)	(12,870)
Accounts payable and accrued liabilities	1,038	(7,029)
Income taxes payable	10,353	(1,144)

Net cash used in operating activities	$(95,117)	$(23,933)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,775)	(3,673)
Purchases of investments in real estate	(1,472)	(31,149)
Proceeds from dispositions of assets	—	10
Distributions from consolidated affiliates	—	650

Net cash used in investing activities	$(7,247)	$(34,162)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	20,000	50,000
Proceeds from other long-term debt	—	1,211
Repayments of other long-term debt	(3,782)	(27,515)
Distributions to minority interests	(2,080)	—
Proceeds from exercises of stock options	1,487	6,119
Dividends paid to stockholders and other distributions	(11,998)	(10,789)
Excess tax benefits from stock-based compensation	641	—
Treasury stock purchases	(25,121)	(12,329)

Net cash (used in) provided by financing activities	$(20,853)	$6,697

Net decrease in cash and cash equivalents	(123,217)	(51,398)
Cash and cash equivalents at beginning of period	202,605	94,816

Cash and cash equivalents at end of period	$79,388	$43,418

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations and cash flows for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the three months ended March 31, 2006 or 2005. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At March 31, 2006, the carrying amount of the minority interest in Artisan Park was $18.2 million and its fair value was $23.3 million. The Company has no other material financial instruments that are affected currently by FAS 150.

Stock-Based Compensation

During the first quarter of 2006, we adopted the provisions of, FASB Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions will be recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, we will issue new common stock.

Stock Options and Non-vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Board of Directors. The total amount of restricted shares and options originally available for grant under the Company’s four plans were 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. All non-vested restricted shares vest over three-year, four-year, or five-year periods, beginning on the date of each grant but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and expire generally 10 years after date of grant.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends.

We estimate the expected term of options granted by incorporating the contractual term of the options and analyzing employees actual and expected exercise behaviors. We estimate the volatility of our common stock by using historical volatility in market price. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury 7 year issues with remaining terms similar to the expected term on the options. We anticipate paying cash dividends in the foreseeable future and therefore use an estimated dividend yield in the option valuation model.

The assumptions used to value option grants for the quarters ended March 31, 2006 and 2005 are as follows:

	2006		2005

Expected dividend yield		(1)	0.78%
Risk free interest rate		(1)	4.32%
Weighted average expected volatility		(1)	23.0%
Expected life (in years)		(1)	7

(1)	No options were granted in the period ending March 31, 2006.

Total stock-based compensation recognized on our consolidated statement of income as corporate expense for the quarter ended March 31, 2006 is as follows (in thousands):

Stock option grants	$993
Non-vested restricted stock	3,598
Employee stock purchases	49

Total	$4,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the pro forma amounts of net income and net income per share for the three months ended March 31, 2005 that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

Three Months Ended
March 31, 2005

Net income:
Net income as reported	$15,412
Add: stock-based compensation expense included in reported net income, net of related tax effects	1,194
Deduct: total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,833)

Net income — pro forma	$14,773

Per share — Basic:
Earnings per share as reported	$0.21
Earnings per share — pro forma	$0.20
Per share — Diluted:
Earnings per share as reported	$0.20
Earnings per share — pro forma	$0.19

The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2006:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2005	1,051,451	$30.64
Granted	—	—
Forfeited	(12,875)	30.42
Exercised	(51,001)	29.16

Balance at March 31, 2006	987,575	$30.71

The total intrinsic value of options exercised during the period was $1.6 million. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at March 31, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

118,055	4 years	$15.96-$23.94	$19.50
800,520	7 years	$23.95-$35.91	$29.95
29,000	8 years	$35.92-$53.86	$40.21
40,000	9 years	$72.09	$72.09

987,575	6 years	$15.96-$72.09	$30.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding options exercisable at March 31, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

118,055	4 years	$15.96-$23.94	$19.50
497,797	7 years	$23.95-$35.91	$29.58
13,500	8 years	$35.92-$53.86	$40.49

629,352	6 years	$15.96-$53.86	$27.93

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $31.7 million and $21.9 million, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the grant date fair value. The closing price as of March 31, 2006 was $62.84 per share as reported by the New York Stock Exchange.

		Weighted Average
	Number of	Grant Date Fair
Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2005	889,752	$40.34
Granted	30,035	59.60
Forfeited	(16,455)	57.79
Vested	(15,602)	38.25

Balance at March 31, 2006	887,730	$40.60

Prior to the adoption of SFAS 123R, we recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. We will continue to recognize the compensation cost over the vesting term.

As of March 31, 2006, there was $20.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $3.2 million related to stock option grants and $16.9 million of non-vested restricted stock which will be recognized over a weighted average period of four and three years, respectively.

Upon the adoption of, and in accordance with SFAS 123R, deferred compensation of $19.7 million previously reflected as a component of Stockholders’ Equity has been netted against Common Stock as of December 31, 2005, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity.

On February 14, 2006, the Board of Directors approved a management succession plan for the Company in which Kevin M. Twomey, President and Chief Operating Officer, will be retiring later this year. Mr. Twomey will remain as President and Chief Operating Officer until the Company’s 2006 Annual Meeting of Shareholders on May 16, 2006 and then will provide consulting services to the Company until he retires on December 28, 2006. Any of Mr. Twomey’s unvested shares of restricted stock will vest as of his retirement date. As a result, the increase in stock based compensation expense for the period ended March 31, 2006 in connection with accelerating the vesting on his 243,160 shares (to be fully amortized as of May 16, 2006) was $1.1 million.

Employee Stock Purchase Plan

Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount from the fair market value of our common stock at each month end, with an annual limit of $25,000 in purchases per employee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 341,734 and 1,015,372 shares of common stock in the three months ended March 31, 2006 and 2005, respectively, and that 615,135 and 527,620 shares of vested restricted stock were issued as of March 31, 2006 and 2005, respectively, each net of assumed repurchases using the treasury stock method.

From August 1998 through December 5, 2005, the Board of Directors had authorized a total of $800 million for the repurchase of the Company’s outstanding common stock from time to time. On December 6, 2005, the Board of Directors authorized and announced an additional $150 million for stock repurchases (collectively, the “Stock Repurchase Program”). A total of approximately $821.6 million had been expended in the Stock Repurchase Program from its inception through March 31, 2006. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to March 31, 2006, the Company repurchased from shareholders 27,414,711 shares and executives surrendered a total of 2,109,281 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 29,523,992 acquired shares. During the three month periods ended March 31, 2006 and 2005, the Company repurchased from shareholders 417,300 and 171,200 shares, respectively, and executives surrendered a total of 4,139 and 61,203 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the three months ended March 31, 2006 and 2005 were 51,001 and 344,590 shares, respectively.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2006	2005

Basic	73,986,241	75,158,745
Diluted	74,943,110	76,701,737

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The Company has made certain reclassifications in its March 31, 2005 operating and investing cash flows which it considers to have an immaterial effect on these presentations.

Supplemental Cash Flow Information

The Company paid $11.4 million and $8.2 million for interest in the first three months of 2006 and 2005, respectively. The Company paid income taxes, net of refunds, of $12.6 million and $4.0 million in the first three months of 2006 and 2005, respectively. The Company capitalized interest expense of $4.2 million and $3.2 million during the first three months of 2006 and 2005, respectively.

The Company’s non-cash activities included the surrender of shares of Company stock by executives of the Company as payment for the exercise of stock options and the tax benefit on exercises of stock options. During the three months ended March 31, 2005, executives surrendered Company stock worth $2.4 million, as payment for strike prices of stock options. No amounts were surrendered as payment for the exercise of stock options during the three months ended March 31, 2006.

Cash flows related to assets ultimately planned to be sold, including Towns & Resorts development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberland operations and land developed by the commercial segment are included in operating activities on the statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of cash flows. The Company’s buildings developed for commercial rental purposes and assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include assets not held for sale. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities; distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its consolidated statement of cash flows. SFAS 123R requires the benefits of tax deductions in excess of tax benefits related to recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

Discontinued Operations

Discontinued operations for the period ended March 31, 2005 include the results of operations of Advantis Real Estate Services Company (Advantis), which was sold on September 7, 2005 and the results of operations of four commercial buildings which were sold in the third and fourth quarters of 2005.

3.	Investment in Real Estate

Real estate by segment includes the following (in thousands):

	March 31, 2006	December 31, 2005

Operating property:
Towns & Resorts	$82,820	$81,855
Commercial real estate	12,799	12,778
Land sales	1,196	1,029
Forestry	133,800	134,239
Other	61	374

Total operating property	230,676	230,275

Development property:
Towns & Resorts	502,464	419,495
Commercial real estate	50,285	46,052
Land sales	19,661	13,528
Other	295	295

Total development property	572,705	479,370

Investment property:
Commercial real estate	339,525	338,382
Land sales	260	260
Forestry	1,373	1,372
Other	7,131	6,816

Total investment property	348,289	346,830

Investment in unconsolidated affiliates:
Towns & Resorts	12,170	22,027

Total investment in unconsolidated affiliates	12,170	22,027

Total real estate investments	1,163,840	1,078,502
Less: Accumulated depreciation	46,580	42,328

Investment in real estate investments	$1,117,260	$1,036,174

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

Depreciation expense reported on real estate was $4.8 million and $4.4 million in the three months ended March 31, 2006 and 2005, respectively.

4.	Debt

Debt consists of the following (in thousands):

	March 31, 2006	December 31, 2005

Senior notes	$407,000	$407,000
Debt secured by certain commercial and residential property	131,279	143,446
Senior revolving credit agreement	20,000	—
Various secured and unsecured notes payable	4,000	4,000

Total debt	$562,279	$554,446

The aggregate maturities of debt subsequent to March 31, 2006 are as follows (in millions):

2006	$23.0
2007	69.5
2008	57.4
2009	51.5
2010	1.9
Thereafter	359.0

Total	$562.3

The senior notes and the senior revolving credit agreement contain financial covenants, including minimum net worth requirements, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on prepayment. At March 31, 2006, management believes the Company was in compliance with the covenants.

5.	Employee Benefit Plans

A summary of the net periodic pension credit follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Service cost	$1,225	$1,090
Interest cost	2,190	1,660
Expected return on assets	(4,657)	(3,802)
Prior service costs	180	152

Total pension income	$(1,062)	$(900)

6.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: Towns & Resorts, commercial real estate, land sales and forestry. The Towns & Resorts segment develops and sells housing units and home sites and manages residential communities. The commercial real estate segment owns and leases commercial,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.

The Company uses income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which it believes represents current performance measures.

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

Information by business segment follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Operating Revenues:
Towns & Resorts	$126,454	$137,163
Commercial real estate	14,932	21,722
Land sales	17,488	17,807
Forestry	8,479	8,014

Consolidated operating revenues	$167,353	$184,706

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest:
Towns & Resorts	$11,690	$23,078
Commercial real estate	284	1,195
Land sales	11,817	12,053
Forestry	2,035	2,016
Other	(20,319)	(13,831)

Consolidated income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	$5,507	$24,511

	March 31, 2006	December 31, 2005

Total Assets:
Towns & Resorts	$739,209	$657,431
Commercial real estate	467,468	510,522
Land sales	49,537	48,204
Forestry	147,696	147,874
Corporate	161,052	227,915

Total assets	$1,564,962	$1,591,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Contingencies

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. We have established estimated accruals for our various litigation matters. However, it is possible that the actual amounts of liabilities resulting from such matters could exceed such accruals by several million dollars.

The Company has retained certain self-insurance risks with respect to losses for third party liability, worker’s compensation, property damage, group health insurance provided to employees and other types of insurance.

At March 31, 2006, the Company was party to surety bonds and standby letters of credit in the amounts of $52.9 million and $32.9 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At March 31, 2006 and December 31, 2005, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

The Company’s former paper mill site in Gulf County and certain adjacent real property north of the paper mill site are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been assessed and rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. Management does not believe the liability for any remaining rehabilitation on these properties will be material.

Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $4.0 million as of both March 31, 2006 and December 31, 2005.

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

Recently, activity in our resort residential projects in Northwest Florida has slowed significantly compared to the more active pace of the prior year. Furthermore, the size of the resale inventory in our resort residential communities has increased, which suggests it will be some time before we return to a favorable balance of supply and demand in this market segment. While we are seeing weaker sales in our resort residential business, there are signs of relative strength in other product categories, including our primary residential, commercial and rural land businesses. Regardless of short term market conditions, we believe that long-term prospects of job growth, coupled with strong in-migration population expansion in Florida, indicate that demand levels may remain favorable over the long term.

We remain committed to long-term value creation, continuing to diversify our development business and generating land sales for a broad range of uses and price points. We are continuing to broaden our customer base, and are in active discussions with several major homebuilders interested in participating in various projects in Northwest Florida and other parts of the state. We expect that this initiative will result in meaningful sales and income this year, next year and beyond. These transactions may involve land positions in pre-development phases of JOE communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary housing to the market.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including demographic migration of Baby Boomers;

•	changes in perceptions of or conditions in the national or Florida real estate market;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the pricing and profit margins of our products;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on approvals of the local Airport Authority and the Federal Aviation Administration, various permits, and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products;

•	the continuing effects of recent hurricane disasters on the regional and national economies and current and future demand for our products in Florida;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in these policies during the first three months of 2006.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (“FAS 152”). FAS 152 clarifies the accounting for sales and other transactions involving real estate time-sharing transactions and is effective for financial statements for fiscal years beginning after June  15, 2005. The adoption of FAS 152 did not have any effect on our financial statements.

In October 2005, the FASB published FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”), which stipulates that a lessee’s rental costs associated with operating leases during a construction period must be recognized as rental expense, included in income from continuing operations and allocated over the lease term according to current guidance on accounting for leases. Further, FSP 13-1 does not apply to projects accounted for under FAS 67. The impact of adopting FSP 13-1 did not have a material adverse impact on the Company’s financial position or results of operations.

In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). In addition, the FASB has issued FSP SOP 78-9-1,“Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in EITF No. 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/or (b) substantive participating rights. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. Based on our evaluation of the operating agreements and history of decision making, we believe we are not required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statement applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. FAS 154 is effective for us beginning January 1, 2006, with earlier application allowed. The impact of adopting FAS 154 did not have a material adverse impact on our financial position or results of operations.

Stock-based Compensation

We adopted the provisions of, Statement of Financial Accounting Standards No. 123R Share-Based Payment (SFAS 123R), on January 1, 2006. We elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of January 1, 2006.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of stock options. Existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

Results of Operations

Net income decreased $11.7 million, or 76%, to $3.7 million, or $.05 per diluted share, in the first quarter of 2006, from $15.4 million, or $0.20 per diluted share, for the first quarter of 2005. Results for the period ended March 31, 2005 reported in discontinued operations include the operations of Advantis Real Estate Services Company (“Advantis”), and four commercial buildings sold in 2005.

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

Revenues generated during the first quarter of each year by our largest segment, Towns & Resorts, are typically lower than other quarters of the year, particularly in Northwest Florida, where visitation levels and sales are lowest during this period.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$139.1	$158.5	$(19.4)	(12)%
Rental revenues	12.2	10.0	2.2	22
Timber sales	8.5	8.0	0.5	6
Other revenues	7.6	8.2	(0.6)	(7)

Total	167.4	184.7	(17.3)	(9)

Expenses:
Cost of real estate sales	93.6	105.0	(11.4)	(11)
Cost of rental revenues	4.6	3.8	0.8	21
Cost of timber sales	5.9	5.2	0.7	13
Cost of other revenues	8.0	8.2	(0.2)	(2)
Other operating expenses	20.2	15.7	4.5	29

Total	$132.3	$137.9	$(5.6)	(4)%

The decreases in revenues from real estate sales and cost of real estate sales for the three month period ended March 31, 2006 compared to 2005 were in each case primarily due to decreased revenues in the Towns & Resorts segment and land sales in the commercial real estate segment. The increases in rental revenues and cost of rental revenues were in each case primarily due to the purchase of a commercial building in the commercial real estate segment. Timber revenue increased primarily due to increased harvesting of pine for outside customers. Cost of timber revenues increased due to increased logging costs caused primarily by fuel shortages and road maintenance. Other revenues and cost of other revenues decreased primarily due to a decrease in resale brokerage activity in our Towns & Resorts segment. For further discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, increased $3.8 million, or 32%, to $15.7 million in the first quarter of 2006, from $11.9 million in the first quarter of 2005. The increase was primarily due to increases in stock compensation, professional fees, and compensation costs. Stock compensation increased $2.3 million in the first quarter of 2006 compared to 2005 as a result of acceleration of restricted stock amortization totaling $1.1 million related to the retirement of our President and COO, $0.2 related to other restricted stock amortization and $1.0 million of stock compensation expense recorded under SFAS 123R. Professional fees increased $0.9 million as a result of increased litigation costs. Compensation costs increased $0.6 million as a result of an increase of $1.3 million from the accelerated expensing of salary and bonus related to the retirement of our President and COO, offset by a decrease of $0.7 million in corporate bonus and other employee benefits.

Depreciation and amortization.  Depreciation and amortization increased $1.1 million, or 12%, to $10.4 million in the first quarter of 2006, from $9.3 million in the first quarter of 2005. The increase was primarily due to an increase in amortization resulting from the acceleration of amortized lease costs related to early termination of tenants associated with our commercial operating properties.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation reserves and other income. Other income (expense) was $(3.4) million in the first quarter of 2006 and $(1.2) million in the first quarter of 2005. The increase was primarily due to increased litigation reserves of $2.5 million.

Equity in income (loss) of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates totaled $2.8 million in the first quarter of 2006 and $1.9 million in the first quarter of 2005. The increase was primarily due to an increase in closings at Rivercrest and increased pricing at Rivercrest and Paseos, two 50% owned unconsolidated affiliates in our Towns & Resorts segment. Sales are substantially complete at both of these communities.

Income tax expense.  Income tax expense totaled $2.5 million in the first quarter of 2006 and $9.7 million in the first quarter of 2005. Our effective tax rate was 39.7% in the first quarter of 2006 compared to 38.1% for the first quarter of 2005.

Segment Results

Towns & Resorts

Our Towns & Resorts segment develops large-scale, mixed-use resort, primary and secondary residential communities, primarily on land with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee, the state capital. Our residential homebuilding business in North and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.

Resort residential sales slowed significantly in the first quarter, compared to the more active pace of the prior year. Although the first quarter is traditionally the off-season in Northwest Florida, sales activity in our resort residential projects was slower than the same period a year ago. Furthermore, the size of the resale inventory in our resort residential communities has increased, which suggests it will be some time before we return to a favorable balance between supply and demand in this market segment. We are introducing new products at lower price points within our developments to fill market segments where there is more limited competitive supply.

We continue to see increases in labor and construction material costs. Consequently, we believe our margins may continue to be adversely affected by any additional increases in such costs.

We are continuing to broaden our customer base, and are in active discussions with several major homebuilders interested in participating in various projects in Northwest Florida and other parts of the state. We expect that this initiative will result in meaningful sales and income this year, next year and beyond. These transactions may involve land positions in pre-development phases of JOE communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary housing to the market.

The table below sets forth the results of operations of our Towns & Resorts development segment for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Real estate sales	$118.7	$129.0
Rental revenues	0.3	0.2
Other revenues	7.4	8.0

Total revenues	126.4	137.2

	Three Months Ended
	March 31,
	2006	2005

Expenses:
Cost of real estate sales	90.7	93.3
Cost of rental revenues	0.3	0.2
Cost of other revenues	8.0	7.7
Other operating expenses	13.4	10.5
Depreciation and amortization	2.5	2.4

Total expenses	114.9	114.1

Other income (expense)	0.2	—

Pre-tax income from continuing operations	$11.7	$23.1

Revenues and costs of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage-of-completion method of accounting. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family or PRC unit, percentage-of-completion accounting is not utilized. Instead, full accrual accounting criteria are used, which recognize revenue when sales contracts are closed. All deposits are non-refundable (subject to a 15-day rescission period as required by law), except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. However, the revenue and margin related to the previously recorded contract is reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are signed and deposits made are recognized on the full accrual method of accounting as contracts are closed. Percentage-of-completion accounting was utilized at Artisan Park in the first quarter of 2006 and Artisan Park, WaterColor and WaterSound Beach in the first quarter of 2005.

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

Profit is deferred on home site sales when required development is not complete at the time of the sale. Currently, we are deferring profit for home site sales at WaterSound West Beach and SummerCamp. The closing of the home site is recorded at the time of the sale, while a portion of revenue and gross profit on the sales at those communities is deferred based on required development not yet completed in relation to total required development costs.

Northwest Florida

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are building single-family and multi-family residences and selling developed home sites in WaterColor. The community is planned to include approximately 1,140 units, including a PRC with fractional ownership. From WaterColor’s inception through March 31, 2006, total contracts accepted or closed totaled 864 homes and home sites, including 11 PRC units. Each PRC unit represents 8 PRC interests.

WaterSound Beach, located approximately five miles east of WaterColor and situated on approximately 256 acres, includes over one mile of beachfront on the Gulf of Mexico. This community is currently entitled to include 511 units. From WaterSound Beach’s inception through March 31, 2006, contracts for 410 units were accepted or closed.

WaterSound West Beach, located over one half mile west of WaterSound Beach on the beach side of County Road 30A, is being designed as a high-end resort community with 199 single-family home sites on approximately 62 acres. From WaterSound West Beach’s inception through March 31, 2006, contracts for 11 units were accepted or closed.

Construction is proceeding at WaterSound, a resort community located approximately three miles from WaterSound Beach, less than two miles from the Gulf of Mexico and north of U.S. Highway 98 in Walton County.

With a proposed 1,432 units of mixed-use development on approximately 1,402 acres owned by the Company, WaterSound is being planned for the pre-retirement and second-home markets with six and nine-hole golf courses along with pools, beach access and other amenities. Sales are expected to begin in the second quarter of 2006.

Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. As of March 31, 2006, there were 431 units sold or under contract. David Weekley Homes, LLP, a national homebuilder, is building out the last phase of Palmetto Trace.

Hawks Landing is a primary home community in Lynn Haven, in Bay County, Florida on approximately 88 acres. We plan to develop and sell 168 home sites at Hawks Landing to local and national home builders.

At WindMark Beach, construction continued on the next phase, presently planned for 1,552 units along more than 15,000 feet of beachfront near the town of Port St. Joe. Sales on this next phase are expected to begin in the second quarter of 2006. Construction on the realignment of a 3.5-mile segment of U.S. 98 within WindMark Beach is scheduled for completion during the third quarter of 2006. Plans provide for a public beachfront trail system to be constructed on the existing road bed once the road has been relocated away from the beach. Five retail home sites and one beachfront home remain to be sold of the 110 units in the first 80-acre phase, none of which have been offered for sale. From WindMark Beach’s inception through March 31, 2006, contracts for 104 home sites were accepted or closed.

SouthWood, situated on approximately 3,370 acres in southeast Tallahassee, has land use entitlements for up to 4,770 residential units and a town center with restaurants, retail shops, and offices. From SouthWood’s inception through March 31, 2006, contracts for 2,018 units were accepted or closed.

Present plans for SummerCamp call for a 499-unit development on 762 acres located approximately 45 miles south of Tallahassee in Franklin County on the Gulf of Mexico. From SummerCamp’s inception through March 31, 2006, contracts for 67 units were accepted or closed.

Northeast Florida

Environmental permitting and predevelopment planning continue at RiverTown, which is planned for 4,500 units on 4,170 acres located in St. Johns County, south of Jacksonville, Florida, with more than 3.5 miles of frontage on the St. Johns River. Home site sales are currently scheduled to start in 2006 with the first home site closings expected during the fourth quarter of 2006.

St. Johns Golf & Country Club is a primary residential community located on approximately 820 acres in St. Johns County, Florida. The community is planned to include a total of approximately 799 housing units and an 18-hole golf course. From its inception through March 31, 2006, contracts for 762 units were accepted or closed.

Central Florida

Victoria Park is situated on 1,859 acres in Deland between Daytona Beach and Orlando. Plans include approximately 4,200 residences built among parks, lakes and conservation areas. From Victoria Park’s inception through March 31, 2006, contracts for 1,029 units were accepted or closed.

Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired. Current plans include approximately 616 units. From Artisan Park’s inception through March 31, 2006, contracts for 516 units were accepted or closed.

The Company manages and owns 50% of the joint ventures developing Rivercrest and Paseos, two primary residential communities. Sales are substantially complete at Rivercrest, a 1,382-unit primary residential community located near Tampa, and Paseos, a 325-unit primary residential community situated on 175 acres in Jupiter.

Southwest Florida

Infrastructure construction has started on SevenShores, formerly known as Perico Island. Located in the City of Bradenton in Manatee County, SevenShores is entitled for 686 condominium units on 192 acres, with a club house, related amenities, and access to a marina being developed by us. Sales started in late April 2006 with closings expected to begin in 2007.

Three Months Ended March 31

Real estate sales include sales of homes and home sites, as well as sales of land. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$112.1	$6.6	$118.7	$105.1	$23.7	$128.8
Cost of Sales:
Direct costs	74.7	2.2	76.9	74.8	4.6	79.4
Selling costs	5.7	0.1	5.8	5.4	0.7	6.1
Other indirect costs	7.7	0.3	8.0	7.2	0.5	7.7

Total Cost of Sales	88.1	2.6	90.7	87.4	5.8	93.2

Gross Profit	$24.0	$4.0	$28.0	$17.7	$17.9	$35.6

Gross Profit Margin	21%	61%	24%	17%	76%	28%

The overall decrease in real estate sales and cost of sales was primarily due to decreased home site sales and revenues and cost of sales associated with multi-family residences at our resort communities and units closed in Northeast Florida, partially offset by an increase in revenues and cost of sales associated with North and South Carolina and Northwest Florida primary communities.

The following table sets forth home and home site sales activity by individual developments, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	5	$4.8	$3.3	$1.5	—	$—	$—	$—
Multi-family homes	—	—	—	—	—	11.5	6.3	5.2
Private Residence Club	—	—	—	—	1	0.3	0.1	0.2
Home sites	3	1.7	0.5	1.2	20	19.8	3.8	16.0
Primary
Single-family homes	64	19.4	15.1	4.3	73	16.0	14.4	1.6
Townhomes	22	3.4	2.8	0.6	36	4.9	4.4	0.5
Home sites	36	2.8	1.2	1.6	20	1.5	0.7	0.8
Northeast Florida:
Primary
Single-family homes	14	6.9	5.0	1.9	31	11.6	9.2	2.4
Home sites	6	0.9	0.4	0.5	8	0.5	0.2	0.3

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Central Florida:
Primary
Single-family homes	52	23.2	16.2	7.0	69	17.6	15.8	1.8
Multi-family homes	16	10.8	7.2	3.6	—	11.1	8.3	2.8
Townhomes	19	5.1	4.3	0.8	1	0.5	0.4	0.1
Home sites	4	1.2	0.5	0.7	14	2.0	1.1	0.9
North and South Carolina:
Primary
Single-family homes	143	38.0	33.8	4.2	132	31.5	28.5	3.0
Townhomes	3	0.5	0.4	0.1	—	—	—	—

Total	387	$118.7	$90.7	$28.0	405	$128.8	$93.2	$35.6

Our current Northwest Florida resort communities include WaterColor, WaterSound Beach, WaterSound West Beach and SummerCamp. Our current Northwest Florida primary communities include Hawks Landing, Palmetto Trace, SouthWood and Port St. Joe primary housing. Our current Northeast Florida primary community is St. Johns Golf and Country Club, while our current Central Florida communities, all of which are primary, include Artisan Park and Victoria Park. North and South Carolina include the communities in which Saussy Burbank operates, all of which are primary.

In our Northwest Florida resort communities, closed units, revenues and gross profit decreased in the first quarter of 2006 compared to the first quarter of 2005 as the demand for resort residential product has decreased. The gross profit from home site sales decreased to $1.2 million in the first quarter of 2006 from $16.0 million in the same quarter last year due primarily to a significant decrease in the number of home sites sold and closed. Also, no gross profit was recognized on the sale of multi-family residences in the first quarter of 2006, compared to $5.2 million in the first quarter of 2005 due to the completion of multi-family residences in WaterSound Beach in 2005.

Since required infrastructure and amenity development was not complete at WaterSound West Beach and SummerCamp at the time the home sites were closed, a portion of the gross profit was deferred based on the amount of required development not yet completed in relation to total estimated required development costs. As a result, for the single home site closed in the quarter ended March 31, 2006 at WaterSound West Beach, we deferred $0.4 million in revenue and $0.3 million of gross profit. At SummerCamp, for the home site closed in the quarter ended March 31, 2006, we deferred $0.2 million in revenue and $0.1 million of gross profit. From project inception to date, WaterSound West Beach has remaining unrecognized deferred profit of $2.9 million, substantially all of which we expect to recognize by the end of 2006. SummerCamp has unrecognized deferred profit of $8.6 million, substantially all of which we expect to recognize through the end of 2008.

In our Northwest Florida primary communities, revenues increased due to increased pricing despite a decrease in number of units closed. The gross profit from single-family home sales increased to $4.3 million in the first quarter of 2006 from $1.6 million in the first quarter of 2005, primarily due to an increase in the average sales price of the home sales closed. Home site gross profit increased in the first quarter of 2006 compared with the first quarter of 2005 due to the sale of home sites in our Hawk’s Landing community to local homebuilders.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in the first quarter of 2006 as a result of a lack of product availability. St. Johns Golf and Country Club is nearing its completion later in 2006, while James Island and Hampton Park were completed during 2005. Revenues and gross profit have not decreased as much as unit closings primarily due to the strong demand supporting higher prices as we approach sellout. The average price of a single-family residence closed in the first quarter of 2006 was $493,000 compared to $374,000 in the first quarter of 2005.

In our Central Florida communities, the gross profit on single-family home sales increased to $7.0 million in the first quarter of 2006 from $1.8 million in the 2005 quarter despite unit closings decreasing to 52 from 69 a year ago. The increase was a result of our ability to achieve stronger pricing on contracts entered into in these communities last year. Gross profit percentage recognized using percentage-of-completion accounting on multi-family residences increased to 33% in the first quarter of 2006 from 25% in the first quarter of 2005 due primarily to our ability to raise prices to more than offset increased construction costs.

In our North and South Carolina communities, the gross profit on single-family home sales increased to $4.2 million in the first quarter of 2006 from $3.0 in 2005 due primarily to price increases on comparable homes. The average price of a home closed in the first quarter of 2006 was $264,000 compared to $240,000 in the first quarter of 2005.

Other revenues included revenues from the WaterColor Inn, other resort and club operations, management fees and brokerage activities. Other revenues were $7.4 million in the first quarter of 2006 with $8.0 million in related costs, compared to revenues totaling $8.0 million in the first quarter of 2005 with $7.7 million in related costs. The decrease in revenue and gross profit of other revenues was primarily due to the decrease in resale brokerage activity.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses in the first quarter of 2006 were $13.4 million compared to $10.5 million in the first quarter of 2005. The increase is due primarily to a new regional marketing campaign and an increase in insurance costs which is expected to continue throughout 2006.

Commercial Real Estate

The table below sets forth the results of operations of our commercial real estate segment for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In millions)

Revenues:
Real estate sales	$2.8	$11.7
Rental revenues	11.9	9.8
Other revenues	0.2	0.2

Total revenues	14.9	21.7

Expenses:
Cost of real estate sales	0.7	8.4
Cost of rental revenues	4.2	3.6
Other operating expenses	2.4	2.4
Depreciation and amortization	6.2	4.8

Total expenses	13.5	19.2

Other income (expense)	(1.1)	(1.3)

Pretax income from continuing operations	$0.3	$1.2

Real Estate Sales.  Land sales included the following:

	Number of	Acres	Gross	Gross Price			Pre-Tax Gain
Land	Sales	Sold	Proceeds	per Acre	Revenue		on Sales
			(In millions)	(In thousands)	(In millions)		(In millions)

Three Months Ended March 31, 2006:
Northwest Florida	6	14	$2.1	$150.0	$2.8	(a)	$2.1	(a)
Other	—	—	—	—	—		—

Total/Average	6	14	2.1	150.0	2.8	(a)	2.1	(a)

Three Months Ended March 31, 2005:
Northwest Florida	8	41	4.6	112.2	4.6		3.1
Other	1	19	7.1	373.7	7.1		0.2

Total/Average	9	60	11.7	195.0	11.7		3.3

(a)	Includes net deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.7 million and $0.6 million, respectively, on land sales from 2005 and 2006.

The change in average per-acre prices reflects a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Pricing continued to increase in the first quarter for office and light industrial land with average pricing at our Beach Commerce Park at $244,000 per acre compared with average pricing of $64,000 per acre in the first quarter of 2005.

During the first quarter of 2005, a 19 acre land parcel in Virginia was sold for $7.1 million or $373,700 per acre.

The table below summarizes the status of JOE commerce parks throughout Northwest Florida at March 31, 2006.

Commerce Parks
March 31, 2006

			Acres
		Project	Sold/Under	Current Asking Price
Commerce Parks	County	Acres	Contract	per Acre

Existing and Under Construction:
South Walton Commerce	Walton	39	15	$335,000 - 600,000
Beach Commerce	Bay	157	141	200,000 - 500,000
Beach Commerce II	Bay	109	—	150,000 - 225,000
Nautilus Court	Bay	11	8	523,000 - 610,000
Port St. Joe Commerce II	Gulf	39	9	65,000 - 135,000
Airport Commerce	Leon	45	—	75,000 - 260,000
Hammock Creek Commerce	Gadsden	165	27	50,000 - 150,000
Predevelopment:
Cedar Grove Commerce	Bay	51	—
Mill Creek Commerce	Bay	37	—

Total		653	200

Rental Revenues.  Rental revenues generated by our commercial real estate segment on owned operating properties increased $2.1 million, or 21%, for 2006 primarily due to the acquisition of one building in December of 2005, with approximately 225,000 rentable square feet, and recognition of $0.8 million of termination fee revenue related to three tenants terminating their leases prior to expiration date. Cost of rental revenues increased $0.6 million, or 17%, primarily due to the building acquisition.

This segment’s results from continuing operations include rental revenues and cost of rental revenues from 23 rental properties with 2.6 million total rentable square feet in service at March 31, 2006, and 20 rental properties with 2.4 million total rentable square feet in service at March 31, 2005.

Further information about commercial income producing properties owned is presented in the table below.

	March 31, 2006			March 31, 2005
		Net			Net
	Number of	Rentable	Percentage	Number of	Rentable	Percentage
	Properties	Square Feet	Leased	Properties	Square Feet	Leased
Buildings purchased with tax-deferred proceeds by location:
Florida
Jacksonville	1	136,000	69%	1	136,000	57%
Northwest Florida	3	156,000	96	3	156,000	86
Orlando	2	317,000	94	2	317,000	68
Tampa	2	147,000	93	2	147,000	89
Atlanta	8	1,289,000	80	8	1,289,000	87
Charlotte	1	158,000	100	1	158,000	100
Virginia	3	354,000	96	2	129,000	96

Subtotal/Average	20	2,557,000	86%	19	2,332,000	85%

Development property:
Florida
Northwest Florida	3	66,000	97%	1	30,000	100%

Subtotal/Average	3	66,000	97%	1	30,000	100%

Total/Average	23	2,623,000	86%	20	2,362,000	86%

The sole tenant in a building in Virginia has opted for early termination effective February 21, 2007. At this time a replacement tenant has not yet been obtained. We are continuing to aggressively market the vacant spaces in Atlanta and Virginia.

Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $6.2 million for the three months ended March 31, 2006, compared to $4.8 million for the three months ended March 31, 2005, due to the building placed in service December of 2005 and increased amortization on lease-related intangible assets.

Land Sales

The table below sets forth the results of operations of our land sales segment for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In millions)

Real estate sales	$17.5	$17.8

Expenses:
Cost of real estate sales	2.1	3.2
Cost of other revenues	0.1	0.3
Other operating expenses	3.7	2.2
Depreciation and amortization	0.1	0.1

Total expenses	6.0	5.8

Other income	0.3	0.1

Pretax income from continuing operations	$11.8	$12.1

Land sales activity for the three month periods ended March 31, 2006 and 2005 was as follows:

	Number of	Number of	Average Price	Gross
Three Months Ended March 31:	Sales	Acres	per Acre	Sales Price	Gross Profit
				(In millions)	(In millions)

2006	26	5,041	$3,103	$15.6	$14.2
2005	29	6,930	$1,942	$13.5	$11.7

Land sales in the first quarter of 2006 included a 1,346-acre parcel in Liberty County for $3.7 million, or approximately $2,750 per acre. During the first quarter of 2006, we sold 159 acres to small developers and local businesses for $3.6 million, or an average of $22,640 per acre. Land sales for the first quarter of 2005 included a 2,900-acre parcel sold to the City of Panama City Beach for use as a sprayfield for $3.8 million, or approximately $1,310 per acre. Average sales prices per acre and the number of sales can vary significantly from one period to another based on the characteristics of each parcel being sold and the number and size of parcels offered for sale.

Recent activity in our RiverCamps project has slowed significantly compared to the more active pace of the prior year. The size of the resale inventory has significantly increased which suggests it will be some time before we return to a favorable balance of supply and demand for this market product.

During the first quarter of 2006, contracts were closed for three home sites at RiverCamps on Crooked Creek at an average price of $242,000. Due to reduced down payment requirements resulting from builder incentive programs, revenue and gross profit on one of these contracts has been deferred until the buyer’s initial and continuing investment is sufficient to meet the criteria for full accrual accounting. During the first quarter of 2005, we sold 23 home sites at an average price of $328,000. The change in average price reflects a change in the mix of home sites sold in each period. In the first quarter 2006 and 2005, proceeds from the sales of RiverCamps totaled $0.4 and $7.5 million, respectively. Due to required development not being complete at the time of sale, percentage of completion accounting is used. Gross profit is recognized based on construction completed in relation to total construction costs. As a result of using percentage of completion accounting, the land sales segment recognized $1.7 million in revenue related to RiverCamps, with related costs of $0.6 million in the period ended March 31, 2006. As of March 31, 2006, RiverCamps has a remaining unrecognized deferred profit of $6.6 million, the majority of which is expected to be recognized in income by the end of 2006. Planning also continues for other potential RiverCamps locations in Northwest Florida.

Forestry

The table below sets forth the results of operations of our forestry segment for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In millions)

Revenues:
Timber sales	$8.5	$8.0

Expenses:
Cost of timber sales	5.9	5.2
Other operating expenses	0.6	0.5
Depreciation and amortization	0.8	1.0

Total expenses	7.3	6.7

Other income	0.8	0.7

Pretax income from continuing operations	$2.0	$2.0

Revenues for the forestry segment in 2006 increased 6% compared to 2005. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.2 million (176,000 tons) in 2006 and $3.2 million

(177,000 tons) in 2005. Sales to other customers totaled $3.8 million (174,000 tons) in 2006 and $2.8 million (135,000 tons) in 2005. In 2006, sales to other customers increased due to increased harvesting of pine for outside customers. In 2005, sales to other customers decreased as a result of management’s decision to reduce the harvested volume from clear-cut operations in order to retain more timber on certain tracts planned for later sale for recreational or residential purposes. Revenues from the cypress mill operation were $1.5 million in 2006 and $2.0 million in 2005. Revenues from the cypress mill were lower in 2006 due to the loss of a mulch customer. The cypress mill also reduced production to help improve margins and profitability in response to challenges in finding wood supplies at acceptable prices

Cost of timber sales increased $0.7 million, or 13%, in 2006 compared to 2005. Cost of sales as a percentage of revenues was 69% in 2006 and 65% in 2005. The 2006 increase in cost of sales as a percentage of revenues was due primarily to increased logging costs caused primarily by fuel shortages and road maintenance. Cost of sales for the cypress mill operation were $1.3 million, or 87% of revenues, in 2006, and $1.4 million, or 70% of revenues, in 2005. The increase in cost of sales as a percentage of revenue was primarily due to lower pricing of lumber and mulch.

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

Cash Flows from Operating Activities

Net cash used in operations was $95.1 million and $23.9 million in the first three months of 2006 and 2005, respectively. During such periods, expenditures relating to our Towns & Resorts segment were $165.6 and $116.9 million, respectively. Expenditures for operating properties in the first three months of 2006 and 2005 totaled $11.5 and $3.6 million, respectively, and were made up of commercial land development and residential club and resort property development. Additionally, we paid $12.6 million in tax payments for the 2005 year in the first quarter of 2006.

The expenditures for operating activities relating to our Towns & Resorts and commercial real estate segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial space. Approximately 40-45% of these expenditures are for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will also slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future. However, if sales of home sites to national, regional or local homebuilders increase significantly, the percentage of expenditures for home construction could decrease significantly.

Over the next several years, our need for cash for operations will increase as development activity increases. During 2006, we will have five new residential communities under development which will require significant up-front capital investment. In addition to cash needed for increased development costs, we will most likely be required to make significant cash payments of income taxes, including deferred taxes, in 2006 and future years.

Cash Flows from Investing Activities

Net cash used in investing activities in the first three months of 2006 was $7.2 million and primarily included the purchases of property, plant and equipment.

Net cash used in investing activities in the first three months of 2005 was $34.2 million and included the purchases of 16 acres of property in Manatee County, Florida, for $18.0 million and 10,018 acres of land in southwest Georgia for $12.2 million, in tax-deferred like-kind exchanges.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(20.8) million and $6.7 million in the first three months of 2006 and 2005, respectively.

We have approximately $23.0 million of debt maturing in the remainder of 2006. For the full year ended December 31, 2006, we expect to spend $125 million to $175 million for the repurchase of shares, including surrendered shares, and dividend payments. We will evaluate making adjustments to the range based on market conditions and capital deployment considerations.

We have a $250 million senior revolving credit facility (the “credit facility”), which matures on July 31, 2009. During the first quarter of 2006, we borrowed $20.0 million on the credit facility, net of repayments. At December 31, 2005, there was no outstanding balance. The credit facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements.

We have issued senior notes (“senior notes”) in private placements with an outstanding principal amount of $407.0 million at March 31, 2006 and December 31, 2005. These senior notes include financial performance covenants similar to those in the credit facility.

The proceeds of the senior notes and credit facility are being used to finance development and construction projects, to reduce revolving debt and for general corporate purposes.

We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at five of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $16.0 million and $14.7 million of this obligation as of March 31, 2006 and December 31, 2005, respectively.

Through March 31, 2006, our Board of Directors had authorized a total of $950 million for the repurchase from time to time of our outstanding common stock from shareholders (the “Stock Repurchase Program”), of which

$128.4 million remained available at March 31, 2006. From the inception of the Stock Repurchase Program through March 31, 2006, we have repurchased 27,414,711 shares. During the three month periods ended March 31, 2006 and 2005, we repurchased 417,300 and 171,200 shares, respectively. In the first three months of 2006, $25.1 million was expended as part of the Stock Repurchase Program compared to $12.3 million in the first three months of 2005. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.

Executives have surrendered a total of 2,109,281 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. For the three month periods ended March 31, 2006 and 2005, 4,139 shares worth $0.2 million and 61,203 shares worth $4.3 million, respectively, were surrendered by executives, of which $0.2 million and $1.9 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

As discussed above in Recently Issued Accounting Standards, the Company adopted SFAS 123R effective January 1, 2006. In accordance with SFAS 123R, we recorded an excess tax benefit of $0.6 million related to share based compensation in financing cash flows in the current period.

Off-Balance Sheet Arrangements

We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2005, during the first three months of 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2005, during the first three months of 2006.

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

(b) Changes in Internal Controls.  During the quarter ended March 31, 2006, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 7, Contingencies.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(c)	(d)
				Total Number of	Maximum Dollar
				Shares Purchased	Amount that
	(a)		(b)	as Part of Publicly	May Yet Be
	Total Number		Average	Announced Plans	Purchased Under
	of Shares		Price Paid	or Programs	the Plans or
Period	Purchased		per Share	(1)	Programs
					(In thousands)

Month Ended January 31, 2006	300		$65.93	300	$153,500
Month Ended February 28, 2006	71,440	(2)	$61.45	70,000	$149,199
Month Ended March 31, 2006	349,699	(2)	$59.94	347,000	$128,398

(1)	For a description of our Stock Repurchase Program, see Part I, Item 2, “Liquidity and Capital Resources — Cash Flows from Financing Activities.”

(2)	Includes shares surrendered to the Company by executives as payment for taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 4,139 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).

Exhibit
Number	Description

10.1	Summary of Awards to Executive Officers Under the 2005 Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Awards Under the 2005 Annual Incentive Plan” contained in the registrant’s Current Report on Form 8-K dated February 17, 2006).

10.2	Summary of 2006 Executive Officer Salaries (incorporated by reference to the information set forth under the caption “Approval of 2006 Base Salaries” contained in the registrant’s Current Report on Form 8-K dated February 17, 2006).

10.3	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated February 17, 2006).

10.4	Summary of 2006 provisions of the Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Approval of the 2006 Annual Incentive Plan” contained in the registrant’s current report on Form 8-K dated February 17, 2006).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: May 9, 2006
/s/  Anthony M. Corriggio
Anthony M. Corriggio
Chief Financial Officer

Date: May 9, 2006
/s/  Michael N. Regan
Michael N. Regan
Senior Vice President — Finance and Planning
(Principal Accounting Officer)