Form 10-Q
period 2006-06-30
ST JOE CO
filed 2006-08-08
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2006, there were 104,098,306 shares of common stock, no par value, issued and 74,190,195 outstanding, with 29,908,111 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2006	2005

ASSETS
Investment in real estate	$1,192,867	$1,036,174
Cash and cash equivalents	43,492	202,605
Accounts receivable, net	60,205	58,905
Prepaid pension asset	96,972	95,044
Property, plant and equipment, net	37,699	40,176
Goodwill, net	36,733	36,733
Other intangible assets, net	40,739	46,385
Other assets	63,080	75,924

	$1,571,787	$1,591,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$605,340	$554,446
Accounts payable	76,144	75,309
Accrued liabilities	136,523	135,156
Income tax payable	27,056	3,931
Deferred income taxes	257,890	315,912

Total liabilities	1,102,953	1,084,754
Minority interest in consolidated subsidiaries	17,082	18,194
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 104,000,236 and 103,931,705 issued at June 30, 2006 and December 31, 2005, respectively	292,667	280,970
Retained earnings	1,073,749	1,074,990
Treasury stock at cost, 29,908,111 and 29,003,415 shares held at June 30, 2006 and December 31, 2005, respectively	(914,664)	(866,962)

Total stockholders’ equity	451,752	488,998

	$1,571,787	$1,591,946

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Real estate sales	$163,648	$228,349	$302,682	$386,878
Rental revenues	10,677	9,750	22,268	19,164
Timber sales	7,829	7,565	16,317	15,603
Other revenues	12,548	14,055	20,194	22,230

Total revenues	194,702	259,719	361,461	443,875

Expenses:
Cost of real estate sales	101,207	142,557	194,833	247,534
Cost of rental revenues	4,514	3,945	8,785	7,466
Cost of timber sales	6,357	4,914	12,218	10,121
Cost of other revenues	12,205	11,818	20,239	19,837
Other operating expenses	18,233	17,457	38,399	33,151
Corporate expense, net	13,632	11,990	29,315	23,927
Depreciation and amortization	9,691	9,234	19,916	18,435

Total expenses	165,839	201,915	323,705	360,471

Operating profit	28,863	57,804	37,756	83,404

Other income (expense):
Investment income, net	1,090	318	2,951	604
Interest expense	(4,964)	(3,401)	(8,698)	(5,731)
Other, net	1,949	936	300	1,918

Total other income (expense)	(1,925)	(2,147)	(5,447)	(3,209)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	26,938	55,657	32,309	80,195
Equity in income of unconsolidated affiliates	2,739	5,521	5,582	7,425
Income tax expense	10,701	22,289	13,112	32,021

Income from continuing operations before minority interest	18,976	38,889	24,779	55,599
Minority interest	2,733	1,166	4,877	2,034

Income from continuing operations	16,243	37,723	19,902	53,565

Discontinued operations:
Income (loss) from discontinued operations (net of income tax expense (benefit) of $8, $115, $36 and $(144), respectively)	13	191	60	(239)
Gain on sales of discontinued operations (net of income taxes of $1,637)	2,728	—	2,728	—

Total income (loss) from discontinued operations	2,741	191	2,788	(239)

Net income	18,984	37,914	22,690	53,326

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.22	$0.50	$0.27	$0.71
Earnings from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	0.03	—	0.03	—

Net income	$0.25	$0.50	$0.30	$0.71

Diluted
Income from continuing operations	$0.22	$0.50	$0.27	$0.70
Earnings from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	0.03	—	0.03	—

Net income	$0.25	$0.50	$0.30	$0.70

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Retained	Treasury
	Outstanding Shares	Amount	Earnings	Stock	Total

Balance at December 31, 2005	74,928,290	$280,970	$1,074,990	$(866,962)	$488,998

Comprehensive income:
Net income	—	—	22,690	—	22,690

Total comprehensive income					22,690

Issuances of restricted stock	48,913	—	—	—	—
Forfeitures of restricted stock	(39,933)	—	—	—	—
Dividends ($0.32 per share) and other distributions	—	—	(23,931)	—	(23,931)
Issuances of common stock	59,551	1,723	—	—	1,723
Tax benefit on options exercised and vested restricted stock	—	644	—	—	644
Amortization of stock-based compensation	—	9,330	—	—	9,330
Purchases of treasury shares	(904,696)	—	—	(47,702)	(47,702)

Balance at June 30, 2006	74,092,125	$292,667	$1,073,749	$(914,664)	$451,752

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$22,690	$53,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,276	20,789
Stock-based compensation	9,330	4,953
Excess tax benefits from stock-based compensation	(644)	—
Minority interest in income	4,877	2,034
Equity in income of unconsolidated joint ventures	(5,583)	(7,425)
Distributions of income from unconsolidated affiliates	5,705	9,368
Deferred income tax (benefit) expense	(58,054)	9,386
Tax benefit on exercise of stock options	—	8,954
Cost of operating properties sold	193,472	246,430
Expenditures for operating properties	(349,294)	(251,535)
Gains on sale of discontinued operations	(4,365)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,573)	(51,106)
Other assets	866	(19,701)
Accounts payable and accrued liabilities	(1,111)	16,791
Income taxes payable	23,801	9,053

Net cash (used in) provided by operating activities	$(139,607)	$51,317

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,188)	(14,728)
Purchases of investments in real estate	(3,954)	(82,894)
Purchases of short-term investments, net of maturities and redemptions	(7)	—
Investments in unconsolidated affiliates	(1,046)	—
Proceeds from dispositions of assets	—	13
Proceeds from sale of discontinued operations	17,275	—
Distributions of capital from unconsolidated affiliates	—	5,973

Net cash provided by (used in) investing activities	$10,080	$(91,636)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	50,000	50,000
Proceeds from other long-term debt	26	1,350
Repayments of other long-term debt	(4,630)	(30,727)
Distributions to minority interests	(5,989)	—
Proceeds from exercises of stock options	1,723	9,152
Dividends paid to stockholders and other distributions	(23,931)	(21,609)
Excess tax benefits from stock-based compensation	644	—
Treasury stock purchases	(47,429)	(42,926)
Investment by minority interest partner	—	2,860

Net cash used in financing activities	$(29,586)	$(31,900)

Net decrease in cash and cash equivalents	(159,113)	(72,219)
Cash and cash equivalents at beginning of period	202,605	94,816

Cash and cash equivalents at end of period	$43,492	$22,597

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005 and the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the three and six month periods ended June 30, 2006 and cash flows for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the six months ended June 30, 2006 or 2005. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At June 30, 2006, the carrying amount of the minority interest in Artisan Park was $17.0 million and its fair value was $19.4 million. The Company has no other material financial instruments that are affected by FAS 150.

Stock-Based Compensation

During the first quarter of 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

Stock Options and Non-vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company stock or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options originally available for grant under the Company’s four plans were 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. All non-vested restricted shares generally vest over two-year, three-year, or four-year periods, beginning on the date of each grant, but are considered outstanding at the time of grant for purposes of determining earnings per share since the holders are entitled to dividends and voting rights. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 10 years after the date of grant.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends.

The Company estimates the expected term of options granted by incorporating the contractual term of the options and analyzing employees actual and expected exercise behaviors. The Company estimates the volatility of its common stock by using historical volatility in market price over a period consistent with the expected term, and other factors. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury seven year issues with remaining terms similar to the expected term on the options. The Company anticipates paying cash dividends in the foreseeable future and therefore uses an estimated dividend yield in the option valuation model.

The assumptions used to value option grants for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005

Expected dividend yield	(1)	0.78%
Risk free interest rate	(1)	4.32%
Weighted average expected volatility	(1)	23.0%
Expected life (in years)	(1)	7

(1)	No options were granted during the six-month period ended June 30, 2006.

Total stock-based compensation recognized on the consolidated statements of income for 2006 as corporate expense is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Stock option expense	$892	$1,885
Non-vested restricted stock	3,846	7,445
Employee stock purchase plan expense	71	120

Total	$4,809	$9,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the pro forma amounts of net income and net income per share that would have resulted if the Company had accounted for employee stock plans under the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income:
Net income as reported	$37,914	$53,326
Add: stock-based compensation expense included in reported net income, net of related tax effects	1,238	2,431
Deduct: total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,967)	(3,886)

Net income — pro forma	$37,185	$51,871

Per share — Basic:
Earnings per share as reported	$0.50	$0.71
Earnings per share — pro forma	$0.50	$0.69
Per share — Diluted:
Earnings per share as reported	$0.50	$0.70
Earnings per share — pro forma	$0.49	$0.68

The following table sets forth the summary of option activity outstanding under the stock option program for the six months ended June 30, 2006:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2005	1,051,451	$30.63
Granted	—	—
Forfeited	(25,500)	31.45
Exercised	(59,551)	28.93

Balance at June 30, 2006	966,400	$30.71

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $0.2 million and $1.9 million, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at June 30, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

115,055	3 years	$15.96-$23.94	$19.48
782,345	6 years	$23.95-$35.91	$29.89
29,000	8 years	$35.92-$53.86	$40.21
40,000	8 years	$72.09	$72.09

966,400	6 years	$15.96-$72.09	$30.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding options exercisable at June 30, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

115,055	3 years	$15.96-$23.94	$19.48
502,707	7 years	$23.95-$35.91	$29.52
14,500	8 years	$35.92-$53.86	$40.21

632,262	6 years	$15.96-$53.86	$27.94

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $15.3 million and $11.8 million, respectively. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the grant date fair value. The closing price as of June 30, 2006 was $46.54 per share as reported by the New York Stock Exchange.

		Weighted Average
	Number of	Grant Date Fair
Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2005	890,738	$40.34
Granted	48,913	57.28
Forfeited	(39,933)	51.00
Vested	(34,273)	57.26

Balance at June 30, 2006	865,445	$43.42

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost over the vesting term.

As of June 30, 2006, there was $15.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $2.1 million related to stock option grants and $13.0 million of non-vested restricted stock which will be recognized over a weighted average period of four years.

Upon the adoption of, and in accordance with SFAS 123R, deferred compensation of $19.7 million previously reflected as a component of Stockholders’ Equity has been netted against Common Stock as of December 31, 2005, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity.

On February 14, 2006, the Board of Directors approved a management succession plan for the Company in which Kevin M. Twomey, former President and Chief Operating Officer, will be retiring later this year. Mr. Twomey’s service as the Company’s President and Chief Operating Officer ended at the Company’s Annual Meeting of Shareholders on May 16, 2006. He will be retiring from the Company on December 28, 2006. Any of Mr. Twomey’s unvested shares of restricted stock will vest as of his retirement date. As a result, the increase in stock-based compensation expense for the six months ended June 30, 2006 in connection with accelerating the vesting on 243,160 shares (fully amortized as of May 16, 2006) was $2.0 million.

Employee Stock Purchase Plan

In November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount from the fair market value of its common stock at each month end, with an annual limit of $25,000 in purchases per employee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 321,247 and 826,243 shares of common stock in the three months ended June 30, 2006 and 2005, respectively, and that 622,281 and 566,626 shares of non-vested restricted stock were vested and issued as of June 30, 2006 and 2005, respectively, each net of assumed repurchases using the treasury stock method. Diluted EPS assumes weighted average options have been exercised to purchase 331,491 and 920,807 shares of common stock in the six months ended June 30, 2006 and 2005, respectively, and that 755,006 and 547,123 shares of non-vested restricted stock were vested and issued as of June 30, 2006 and 2005, respectively, each net of assumed repurchases using the treasury stock method.

Through June 30, 2006, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $843.9 million had been expended in the Stock Repurchase Program from its inception through June 30, 2006. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to June 30, 2006, the Company repurchased from shareholders 27,897,511 shares and executives surrendered a total of 2,109,738 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,007,249 acquired shares. During the six month periods ended June 30, 2006 and 2005, the Company repurchased from shareholders 900,100 and 576,100 shares, respectively, and executives surrendered a total of 4,596 and 61,203 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the six month periods ended June 30, 2006 and 2005 were 59,551 and 488,591 shares, respectively.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic	73,826,233	75,109,219	73,905,062	75,133,856
Diluted	74,540,823	76,502,088	74,740,791	76,601,786

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The Company has made certain reclassifications in its June 30, 2005 operating, investing and financing cash flows which it considers to have an immaterial effect on these presentations.

Supplemental Cash Flow Information

The Company paid $16.6 million and $14.1 million for interest in the first six months of 2006 and 2005, respectively. The Company paid income taxes, net of refunds, of $49.0 million and $5.1 million in the first six months of 2006 and 2005, respectively. The Company capitalized interest expense of $8.2 million and $6.1 million during the first six months of 2006 and 2005, respectively.

During the six months ended June 30, 2006, the Company recorded excess non-cash tax benefits related to stock compensation of $0.6 million, compared to $9.0 million in the first six months of 2005. The Company also recorded $0.8 million related to restricted stock issuance, net of forfeitures, during the six months ended June 30, 2006 compared to $2.2 million for the first six months of 2005. In addition, non-cash activities for the six months ended June 30, 2006 included the surrender of Company stock worth $0.3 million by executives as payment for payroll taxes on vested restricted stock. During the six months ended June 30, 2005, non-cash activities included the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surrender of Company stock worth $4.3 million by executives as payment for strike prices of stock options and payroll taxes on vested restricted stock. Other non-cash activities in 2006 include the extinguishment of $10.7 million of debt related to the Company’s investment in a joint venture, and $15.5 million of Community Development District debt. In addition, during the first six months of 2005, the Company received a note receivable in the amount of $9.4 million in payment for the sale of its interest in an unconsolidated affiliate.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its consolidated statement of cash flows. SFAS 123R requires the benefits of tax deductions in excess of tax benefits related to recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Cash flows related to assets ultimately planned to be sold, including Towns & Resorts development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberland operations and land developed by the commercial segment are included in operating activities on the statements of cash flows. The Company’s buildings developed for commercial rental purposes and assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include related cash flows from assets not held for sale. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities; distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Discontinued Operations

Discontinued operations for the periods ended June 30, 2006 and 2005 include the results of operations of Advantis Real Estate Services Company (Advantis), which was sold on September 7, 2005, and the results of operations of four commercial buildings which were sold in the third and fourth quarters of 2005, and two which were sold in the second quarter of 2006, all of which were previously part of the commercial real estate segment.

Building sales included in discontinued operations for 2006 consisted of the sale of Prestige Place One & Two in Tampa, Florida, The two office buildings, totaling 147,000 square feet, were sold on June 28, 2006, for proceeds of $18.1 million and a pre-tax gain of $4.4 million. Aggregate revenues generated by Prestige Place One & Two prior to sale for the three months and six months ended June 30, 2006 were $0.6 million and $1.2 million, respectively, and $0.6 million and $1.1 million for the three months and six months ended June 30, 2005. Pre-tax income was less than $0.1 million and $0.2 million for both buildings for the three months and six months ended June 30, 2006, respectively, and a loss of less than $0.1 million for the three months and six months ended June 30, 2005.

Building sales included in discontinued operations in 2005 consisted of the sales of 1133 20th Street in Washington, DC, sold on September 29; Lakeview in Tampa, Florida, sold on September 7; Palm Court in Tampa, Florida, sold on September 7; and Harbourside in Clearwater, Florida, sold on December 14. Aggregate revenues generated by these four buildings prior to sale for the three months and six months ended June 30, 2005 were $2.3 million and $4.6 million, respectively. Pre-tax loss was $0.1 million for the three months and $0.2 million for the six months ended June 30, 2005.

Aggregate revenues generated by Advantis prior to sale for the three months and six months ended June 30, 2005 were $26.0 million and $51.5 million, respectively. Pre-tax income was $0.2 million for the three months and a loss of $0.5 million for the six months ended June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate

Real estate by segment includes the following (in thousands):

	June 30, 2006	December 31, 2005

Operating property:
Towns & Resorts	$99,572	$81,855
Commercial real estate	12,824	12,778
Land sales	1,266	1,029
Forestry	133,439	134,239
Other	61	374

Total operating property	247,162	230,275

Development property:
Towns & Resorts	568,269	419,495
Commercial real estate	52,157	46,052
Land sales	26,758	13,528
Other	294	295

Total development property	647,478	479,370

Investment property:
Commercial real estate	325,692	338,382
Land sales	260	260
Forestry	1,373	1,372
Other	7,146	6,816

Total investment property	334,471	346,830

Investment in unconsolidated affiliates:
Towns & Resorts	11,867	22,027

Total real estate investments	1,240,978	1,078,502
Less: Accumulated depreciation	48,111	42,328

Investment in real estate investments	$1,192,867	$1,036,174

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

Depreciation expense reported on real estate was $9.4 million and $7.8 million in the six months ended June 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

Debt consists of the following (in thousands):

	June 30, 2006	December 31, 2005

Senior notes	$407,000	$407,000
Debt secured by certain commercial and residential property	144,340	143,446
Senior revolving credit agreement	50,000	—
Various secured and unsecured notes payable	4,000	4,000

Total debt	$605,340	$554,446

The aggregate maturities of debt subsequent to June 30, 2006 are as follows (in millions):

2006	$51.6
2007	69.6
2008	58.4
2009	52.0
2010	3.7
Thereafter	370.0

Total	$605.3

The senior notes and the senior revolving credit agreement contain financial covenants, including minimum net worth requirements, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on prepayment. At June 30, 2006, management believes the Company was in compliance with the covenants.

In July 2006, the Company entered into an amendment agreement with its 2002 noteholders that modifies certain financial covenants. The amendment, when effective, will provide increased leverage capacity along with increased flexibility in maintaining minimum net worth levels, one effect of which is to provide additional flexibility regarding distributions to shareholders. The effectiveness of the covenant modifications is subject to certain conditions, including, but not limited to, the Company’s prepayment of its $100 million outstanding 2004 senior notes. The Company has also entered into a loan agreement to provide a separate source of financing to potentially repay its 2004 senior notes.

5.	Employee Benefit Plans

A summary of the net periodic pension credit follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Service cost	$1,225	$1,090	$2,450	$2,180
Interest cost	2,190	1,660	4,380	3,320
Expected return on assets	(4,657)	(3,802)	(9,315)	(7,604)
Prior service costs	180	152	360	304

Total pension income	$(1,062)	$(900)	$(2,125)	$(1,800)

6.	Segment Information

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Information by business segment follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating Revenues:
Towns & Resorts	$142,210	$205,254	$268,664	$342,417
Commercial real estate	15,552	23,294	29,890	44,466
Land sales	29,118	23,617	46,606	41,424
Forestry	7,822	7,554	16,301	15,568

Consolidated operating revenues	$194,702	$259,719	$361,461	$443,875

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest:
Towns & Resorts	$19,420	$50,851	$31,110	$73,929
Commercial real estate	862	2,526	1,010	3,748
Land sales	23,048	16,039	34,865	28,092
Forestry	948	1,552	2,983	3,568
Other	(17,340)	(15,311)	(37,659)	(29,142)

Consolidated income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	$26,938	$55,657	$32,309	$80,195

	June 30, 2006	December 31, 2005

Total Assets:
Towns & Resorts	$797,889	$657,431
Commercial real estate	415,159	510,522
Land sales	47,774	48,204
Forestry	147,156	147,874
Corporate	163,809	227,915

Total assets	$1,571,787	$1,591,946

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Contingencies

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. We have established estimated accruals for our various litigation matters, which meet the requirements of FASB No. 5 “Accounting for Contingencies” . However, it is possible that the actual amounts of liabilities resulting from such matters could exceed such accruals by several million dollars.

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation, property damage, group health insurance provided to employees and other types of insurance.

At June 30, 2006 and December 31, 2005, the Company was party to surety bonds of $56.9 million and $46.4 million, respectively, and standby letters of credit in the amounts of $31.8 million and $30.3 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At June 30, 2006 and December 31, 2005, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $5.0 million of the sales proceeds has been held in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. In addition, approximately $1.7 million is being held in escrow representing the value of the land subject to remediation. Remediation was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred after the close of the second quarter and approximately $2.9 million of escrowed funds were released to the Company on August 1, 2006. The Company expects remaining remediation to be complete and the amounts held in escrow to be released to the Company in 2006.

The Company’s former paper mill site in Gulf County and certain adjacent real property north of the paper mill site are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been assessed and rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. Management does not believe the liability for any remaining required rehabilitation on these properties will be material.

Other proceedings involving environmental matters such as alleged discharge of oil or waste material into water or soil are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $4.0 million as of both June 30, 2006 and December 31, 2005.

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

Sales activity in our resort residential projects in Northwest Florida has remained slow, significantly impacting revenue and earnings this year. Furthermore, considering the high levels of resale inventory available in many parts of Florida, including the Company’s core markets in Northwest Florida, we believe activity in our resort and seasonal markets will remain slow for at least 18-24 months before there is a return to supply-demand equilibrium. Sales in some of our primary-home communities have also declined due to softening demand, reflecting the broader

Florida real estate slowdown, along with a temporary lack of product availability primarily due to permitting and platting issues that have since been resolved. However, there are signs of relative strength in other product categories, including commercial and rural land businesses. Regardless of short term market conditions, we believe that long-term prospects of job growth, coupled with strong in-migration population expansion in Florida, indicate that demand levels may remain favorable over the long term. We remain committed to long-term value creation, continuing to diversify our development business and generating land sales for a broad range of uses and price points.

We are continuing to develop our relationships with national and regional homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various communities. These transactions involve land positions in pre-development phases of JOE communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary housing to the market. We expect national and regional homebuilders to be meaningful customers going forward.

Forward-Looking Statements

This report includes forward-looking statements, particularly in the Management’s Discussion and Analysis section. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. Any statements in this report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	the size and number of residential units and commercial buildings;

•	expected development timetables and projected timing for the first sales or closings of homes or home sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the pace at which we release new product for sale;

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	comparisons to historical projects;

•	the amount of dividends we pay; and

•	the dollar amount or number of shares of Company stock which may be purchased under the Company’s existing or future share-repurchase program.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the migration of Baby Boomers;

•	changes in perceptions of or conditions in the national or Florida real estate market;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the pricing and profit margins of our products;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	how well we manage our properties;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on approvals of the local Airport Authority and the Federal Aviation Administration, various permits, and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products;

•	the continuing effects of past years’ hurricane disasters on the regional and national economies and current and future demand for our products in Florida;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in these policies during the first six months of 2006, except for changes related to stock-based compensation, as described below.

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

In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). In addition, the FASB issued FSP SOP 78-9-1,“Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5” to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in EITF No. 04-5. EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/or (b) substantive participating rights. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. Based on our evaluation of the operating agreements and history of decision making, we believe we are not required to consolidate any of our current unconsolidated investments. Accordingly, this EITF has not had a material effect on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statement applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. FAS 154 was effective for us beginning January 1, 2006, with earlier application allowed. The impact of adopting FAS 154 did not have a material adverse impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, but are not yet in a position to determine the impact of the standard.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), on January 1, 2006. We elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of January 1, 2006.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of other variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of stock options. Existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

Results of Operations

Net income decreased $18.9 million, or 50%, to $19.0 million, or $.25 per diluted share, in the second quarter of 2006, compared to $37.9 million, or $0.50 per diluted share, for the second quarter of 2005. Results for the period ended June 30, 2006 and 2005 reported in discontinued operations include the operations of Advantis Real Estate Services Company (“Advantis”), and six commercial buildings sold in 2006 and 2005.

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

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses for the three- month and six- month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Difference	% Change	2006	2005	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$163.6	$228.3	$(64.7)	(28)%	$302.7	$386.9	$(84.2)	(22)%
Rental revenues	10.7	9.7	1.0	10	22.3	19.2	3.1	16
Timber sales	7.8	7.6	0.2	3	16.3	15.6	0.7	4
Other revenues	12.6	14.1	(1.5)	(11)	20.2	22.2	(2.0)	(9)

Total	194.7	259.7	(65.0)	(25)	361.5	443.9	(82.4)	(19)

Expenses:
Cost of real estate sales	101.2	142.6	(41.4)	(29)	194.8	247.5	(52.7)	(21)
Cost of rental revenues	4.5	3.9	0.6	15	8.8	7.5	1.3	17
Cost of timber sales	6.4	4.9	1.5	31	12.2	10.1	2.1	21
Cost of other revenues	12.2	11.8	0.4	3	20.2	19.8	0.4	2
Other operating expenses	18.2	17.5	0.7	4	38.4	33.2	5.2	16

Total	$142.5	$180.7	$(38.2)	(21)%	$274.4	$318.1	$(43.7)	(14)%

The decreases in revenues from real estate sales and cost of real estate sales for the three and six month periods ended June 30, 2006 compared to 2005 were in each case primarily due to decreased revenues in the Towns & Resorts segment and land sales in the commercial real estate segment. The increases in rental revenues and cost of rental revenues were in each case primarily due to the purchase of a commercial building in the commercial real estate segment in December 2005. Timber revenue increased primarily in the second quarter of 2006 due to increased sales and pricing to the Smurfit-Stone Container Corporation mill, and in the six-month period ended June 30, 2006 due to increased harvesting of pine for outside customers. Cost of timber revenues increased in each case due to increased logging costs caused primarily by higher fuel prices and road maintenance costs. Other revenues decreased primarily due to a decrease in resale brokerage activity in our Towns & Resorts segment. Other operating expenses increased during the six months ended June 30, 2006, primarily due to a new regional marketing campaign and increased insurance costs in our Towns & Resorts segment. For further discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, increased $1.6 million, or 13%, to $13.6 million in the second quarter of 2006, from $12.0 million in the second quarter of 2005. The increase was primarily due to increases in stock compensation, compensation costs, professional fees and other general and administrative expenses. Stock compensation increased $2.0 million in the second quarter of 2006 compared to 2005 as a result of acceleration of restricted stock amortization totaling $0.9 million related to the retirement of our President and COO, $0.1 million related to other restricted stock amortization and $1.0 million of stock compensation expense recorded under SFAS 123R. Compensation costs decreased $1.6 million due to a decrease of $2.8 million in corporate bonus and other employee benefits, offset by accelerating the expensing of salary and bonus of $1.2 million related to the retirement of our President and COO. Professional fees increased $0.6 million as a result of increased litigation costs. Other general and administrative expenses increased $0.6 million due to increases in insurance and marketing costs.

Corporate expense increased $5.4 million, or 23%, to $29.3 million in the first six months of 2006, from $23.9 million in the first six months of 2005. The increase was primarily due to increases in stock compensation, compensation cost, professional fees, and other general and administrative expenses. Stock compensation increased $4.3 million in the first six months of 2006 compared to 2005 as a result of acceleration of restricted stock amortization totaling $2.0 million related to the retirement of our President and COO, $0.3 million related to other restricted stock amortization and $2.0 million of stock compensation expense recorded under SFAS 123R. Compensation costs decreased $0.8 million due to a decrease of $3.3 million in corporate bonus and other employee benefits, offset by accelerating the expensing of salary and bonus of $2.5 million related to the retirement of our President and COO. Professional fees increased $1.4 million as a result of increased litigation costs. Other general and administrative expenses increased $0.5 million primarily due to increased marketing costs.

Depreciation and amortization.  Depreciation and amortization increased $0.5 million, or 5%, to $9.7 million in the three-month period ended June 30, 2006 compared to $9.2 million in the three-month period ended June 30, 2005, and $1.5 million, or 8%, to $19.9 million in the first six months of 2006, compared to $18.4 million in the first six months of 2005. The increase was primarily due to an increase in depreciation resulting from the purchase of commercial operating properties.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation accruals and other income. Other income (expense) was $(1.9) million and $(2.1) million for the three-month periods ended June 30, 2006 and 2005, respectively, and $(5.4) million and $(3.2) million for the six-month periods ended June 30, 2006 and 2005, respectively. Other expense increased during the first six months of 2006 primarily due to increased litigation accruals of $2.5 million.

Equity in income (loss) of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates totaled $2.7 million and $5.5 million in the three-month periods ended June 30, 2006 and 2005, respectively, and $5.6 million and $7.4 million in the six-month periods ended June 30, 2006 and 2005, respectively. The decreases in equity income were in each case primarily due to the recording of income related to the gain on sale of Deerfield Commons I, L.L.C., which was sold in the second quarter of 2005.

Income tax expense.  Income tax expense, including income tax on discontinued operations, totaled $12.3 million and $22.4 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $14.8 million and $31.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. Our effective tax rates were 39.4% and 37.1% for the three-month periods ended June 30, 2006 and 2005, respectively, and 39.4% and 37.4% for the six-month periods ended June 30, 2006 and 2005, respectively. For information on our expected increases in tax payments during 2006, see “Liquidity and Capital Resources” section.

Discontinued Operations.  Income (loss) from discontinued operations, net of tax, totaled $2.7 million in the quarter ended June 30, 2006 compared to $0.2 million in 2005, and $2.8 million in the six months ended June 30, 2006, compared to $(0.2) million in 2005. The increase is primarily related to a gain on sale, net of tax, of $2.7 million related to two buildings sold in the second quarter of 2006.

Segment Results

Towns & Resorts

Our Towns & Resorts segment develops large-scale, mixed-use resort, primary and seasonal residential communities, primarily on land we own with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee, the state capital. Our residential homebuilding business in North and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.

Resort residential sales have slowed significantly in 2006, compared to the more active pace of recent years. Considering the high levels of resale inventory available in our resort communities as well as in the markets where we operate, we believe activity in our resort and seasonal markets will remain slow for at least 18 to 24 months before there is a return to supply-demand equilibrium. Sales in some of our primary-home communities have also declined due to softening demand, reflecting the broader Florida real estate slowdown, along with a temporary lack of product availability in certain communities, primarily due to permitting and platting issues that have since been resolved. We are introducing new products at lower price points within some of our developments to fill market segments where there is more limited competitive supply.

We continue to see increases in labor and construction material costs. Consequently, we believe our margins may continue to be adversely affected by any additional increases in such costs.

We are continuing to develop our relationships with national and regional homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various communities. These transactions involve land positions in pre-development phases of JOE communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary housing to the market. We expect national and regional homebuilders to be meaningful customers going forward.

The table below sets forth the results of operations of our Towns & Resorts development segment for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues:
Real estate sales	$129.3	$190.9	$248.1	$319.9
Rental revenues	0.5	0.5	0.8	0.7
Other revenues	12.4	13.9	19.8	21.8

Total revenues	142.2	205.3	268.7	342.4

Expenses:
Cost of real estate sales	95.8	128.0	186.6	221.3
Cost of rental revenues	0.5	0.5	0.8	0.7
Cost of other revenues	12.2	11.5	20.2	19.1
Other operating expenses	12.2	12.2	25.6	22.7
Depreciation and amortization	2.7	2.4	5.2	4.8

Total expenses	123.4	154.6	238.4	268.6

Other income (expense)	0.6	0.2	0.8	0.1

Pre-tax income from continuing operations	$19.4	$50.9	$31.1	$73.9

Revenues and costs of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage-of-completion method of accounting. Revenue on contracted units is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family or PRC unit, percentage-of-completion accounting is not utilized. Instead, full accrual accounting criteria are used, which recognize revenue when sales contracts are closed. All deposits are non-refundable (subject to a 15-day rescission period as required by law), except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. In such instances, the revenue and margin related to the previously recorded contract is reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are entered into and deposits made are recognized on the full accrual method of accounting as contracts are closed.

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

Profit is deferred on home site sales when required development is not complete at the time of the sale. Currently, we are deferring a portion of profit from home site sales at WaterSound West Beach and SummerCamp. The closing of the home site is recorded at the time of the sale, while a portion of revenue and gross profit on the sales at those communities is deferred based on required development not yet completed in relation to total required development costs and recognized by the percentage-of-completion method as the work is completed.

Northwest Florida

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. We are building single-family and multi-family residences and selling developed home sites in WaterColor. This resort community is planned to include approximately 1,140 units, including a PRC with fractional ownership. From WaterColor’s inception through June 30, 2006, total contracts accepted and closed totaled 865 homes and home sites, including 11 PRC units. Each PRC unit represents eight PRC interests.

WaterSound Beach, located approximately five miles east of WaterColor and situated on approximately 256 acres, includes over one mile of beachfront on the Gulf of Mexico. This resort community is currently entitled to include 511 units. From WaterSound Beach’s inception through June 30, 2006, contracts for 414 units were accepted or closed.

WaterSound West Beach, located over one half mile west of WaterSound Beach on the beach side of County Road 30A, is being designed as a high-end resort community with 199 single-family home sites on approximately 62 acres. From WaterSound West Beach’s inception through June 30, 2006, contracts for 13 units were accepted and closed.

Construction is proceeding at WaterSound, a resort community located approximately three miles from WaterSound Beach, less than two miles from the Gulf of Mexico and north of U.S. Highway 98 in Walton County. With a proposed 1,432 units of mixed-use development on approximately 2,425 acres owned by the Company, WaterSound is being planned for the pre-retirement and second-home markets with six and nine-hole golf courses along with pools, beach access and other amenities. Sales began in the second quarter of 2006 and contracts for seven home sites were accepted and closed.

Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. From its inception through June 30, 2006, contracts for 441 units were accepted and closed. David Weekley Homes, LLP, a national homebuilder, is building out the last phase of Palmetto Trace.

Hawks Landing is a primary home community in Lynn Haven, in Bay County, on approximately 88 acres. We plan to develop and sell 168 home sites at Hawks Landing to local and national home builders. From its inception through June 30, 2006, contracts for 38 units were accepted or closed.

At WindMark Beach, construction continued on the next phase, presently planned for 1,552 units along more than 15,000 feet of beachfront near the town of Port St. Joe. Sales on this next phase began in the third quarter of 2006. Construction on the realignment of a 3.5-mile segment of U.S. 98 within WindMark Beach is scheduled for completion during the third quarter of 2006. Plans for this resort community provide for a public beachfront trail system to be constructed on the existing road bed once the road has been relocated away from the beach. Five retail home sites and one beachfront home remain to be sold of the 110 units in the first 80-acre phase, none of which have yet been offered for sale. From WindMark Beach’s inception through June 30, 2006, contracts for 104 home sites were accepted and closed from the first phase.

SouthWood, a primary residential community situated on approximately 3,370 acres in southeast Tallahassee, has land use entitlements for up to 4,770 residential units and a town center with restaurants, retail shops, and offices. From SouthWood’s inception through June 30, 2006, contracts for 2,020 units were accepted or closed.

SummerCamp is a 499-unit resort development on 762 acres located approximately 45 miles south of Tallahassee in Franklin County on the Gulf of Mexico. From its inception through June 30, 2006, contracts for 72 units were accepted or closed.

Northeast Florida

During the second quarter of 2006, we began construction at RiverTown, a primary community which is planned for 4,500 units on 4,170 acres located in St. Johns County, south of Jacksonville, with more than 3.5 miles of frontage on the St. Johns River. Home site sales are currently expected to start in 2007.

St. Johns Golf & Country Club is a primary residential community located on approximately 820 acres in St. Johns County, Florida. The community is planned to include approximately 799 housing units and an 18-hole golf course. From its inception through June 30, 2006, contracts for 772 units were accepted or closed.

Central Florida

Victoria Park is situated on 1,859 acres in Deland between Daytona Beach and Orlando. Plans include approximately 4,200 primary residences built among parks, lakes and conservation areas. From Victoria Park’s inception through June 30, 2006, contracts for 1,051 units were accepted or closed.

Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired. Current plans include approximately 616 primary residential units. From Artisan Park’s inception through June 30, 2006, contracts for 523 units were accepted or closed.

We manage and own 50% of the joint ventures developing Rivercrest and Paseos, two primary residential communities. Sales are substantially complete at both communities. Rivercrest is a 1,382-unit primary residential community located near Tampa, and Paseos is a 325-unit primary residential community situated on 175 acres in Jupiter.

Southwest Florida

Infrastructure construction has started on SevenShores, formerly known as Perico Island. Located in the City of Bradenton in Manatee County, SevenShores is entitled for 686 condominium units on 192 acres, with a club house, related amenities, and access to a marina. Sales began in May 2006 with contracts for nine units accepted. During the second quarter, site work continued at SevenShores to prepare for this market’s selling season that begins in the fourth quarter of 2006. Vertical construction will not commence at SevenShores until internally set presale requirements are satisfied.

Three Months Ended June 30

Real estate sales include sales of homes and home sites, as well as sales of land. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$122.3	$7.0	$129.3	$138.2	$52.7	$190.9
Cost of Sales:
Direct costs	79.6	1.8	81.4	98.7	9.4	108.1
Selling costs	6.1	0.2	6.3	7.4	1.7	9.1
Other indirect costs	7.6	0.5	8.1	9.7	1.1	10.8

Total Cost of Sales	93.3	2.5	95.8	115.8	12.2	128.0

Gross Profit	$29.0	$4.5	$33.5	$22.4	$40.5	$62.9

Gross Profit Margin	24%	64%	26%	16%	77%	33%

The overall decreases in real estate sales, gross profit and gross profit margin were primarily due to decreased home site sales and closings at our resort communities in Northwest Florida.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	2	$1.8	$1.5	$0.3	2	$1.5	$1.1	$0.4
Multi-family homes	—	—	—	—	—	7.4	4.7	2.7
Home sites	15	4.7	1.6	3.1	60	43.7	7.8	35.9
Primary
Single-family homes	65	20.9	16.0	4.9	74	19.2	16.1	3.1
Townhomes	21	3.3	2.5	0.8	34	5.2	4.4	0.8
Home sites	19	1.3	0.4	0.9	22	3.0	1.8	1.2
Northeast Florida:
Primary
Single-family homes	17	9.1	6.8	2.3	43	17.7	14.0	3.7
Home sites	—	—	—	—	12	0.8	0.3	0.5
Central Florida:
Primary
Single-family homes	52	25.3	15.3	10.0	104	31.3	26.5	4.8
Multi-family homes	49	11.1	7.2	3.9	—	12.7	9.9	2.8
Townhomes	25	7.3	6.1	1.2	1	0.2	0.3	(0.1)
Home sites	6	1.0	0.5	0.5	26	5.2	2.3	2.9
North and South Carolina:
Primary
Single-family homes	151	43.1	37.6	5.5	175	43.0	38.8	4.2
Townhomes	2	0.4	0.3	0.1	—	—	—	—

Total	424	$129.3	$95.8	$33.5	553	$190.9	$128.0	$62.9

In Northwest Florida, our current resort and seasonal communities include WaterColor, WaterSound Beach, WaterSound West Beach, WaterSound, WindMark Beach, and SummerCamp while current primary communities include Hawks Landing, Palmetto Trace, The Hammocks, SouthWood and Port St. Joe primary housing. In Northeast Florida the only current primary community is St. Johns Golf and Country Club. Current Central Florida communities include Artisan Park and Victoria Park, both of which are primary. North and South Carolina include Saussy Burbank’s primary communities in Charlotte, Raleigh and Charleston.

In our Northwest Florida resort communities, closed units, revenues and gross profit decreased significantly in the second quarter of 2006 compared to the second quarter of 2005 as the demand for resort residential product has decreased. The gross profit from home site sales decreased to $3.1 million in the second quarter of 2006 from $35.9 million in the same quarter last year due primarily to a significant decrease in the number of home sites sold and closed. Also, no gross profit was recognized on the sale of multi-family residences in the second quarter of 2006, compared to $2.7 million in the second quarter of 2005, due to the percentage-of-completion profit recognition on multi-family residences at WaterSound Beach in 2005 and the lack of construction and sales activity of this product during 2006.

Since required development was not complete at WaterSound West Beach and SummerCamp at the time home sites were closed in these communities, percentage of completion accounting was used. As a result, for home sites closed in the quarter ended June 30, 2006 at WaterSound West Beach, $0.2 million in revenue and $0.1 million of gross profit was deferred. At SummerCamp, for the home sites closed in the quarter ended June 30, 2006, $0.9 million in revenue and $0.6 million of gross profit was deferred. From project inception to date, WaterSound West Beach has remaining unrecognized deferred profit of $2.3 million, substantially all of which we expect to recognize by the end of 2007. SummerCamp has remaining unrecognized deferred profit of $8.5 million, substantially all of which we expect to recognize over the next several years as the required infrastructure is completed.

In our Northwest Florida primary communities, overall gross profit increased to $6.6 million in the second quarter of 2006 from $5.1 million in the second quarter of 2005 due to increases in sales prices, despite lower revenues and a reduction in the number of units closed. The gross profit from single-family home sales increased to $4.9 million in the second quarter of 2006 from $3.1 million in the second quarter of 2005, primarily due to an increase in the average sales price of the homes closed in Palmetto Trace. Townhome revenues and the number of townhomes closed decreased in the second quarter of 2006 as compared to the same period in 2005 as we have closed on most of the townhomes previously offered for sale in these communities. Home site revenues and gross profit decreased in the second quarter of 2006 compared with the second quarter of 2005 due to a decrease in closings in SouthWood as a result of softening demand reflecting the broader Florida real estate slowdown, along with a temporary lack of product availability primarily due to permitting and platting issues that have since been resolved. However, this decrease was partially offset by increased home site closings in Palmetto Trace resulting from our expanding relationship with David Weekley Homes.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in the second quarter of 2006 as compared to the second quarter of 2005 as a result of a lack of product availability. St. Johns Golf and Country Club is nearing its completion later in 2006, while James Island and Hampton Park were completed during 2005. However, future product will become available in Northeast Florida as sales in Rivertown are expected to begin in 2007. Gross profit percentages on single-family home sales have increased as a result of closing homes sold at higher prices in the strong real estate market in 2005. The average price of a single-family residence closed in the second quarter of 2006 was $535,000 compared to $411,000 in the second quarter of 2005.

In our Central Florida communities, the gross profit on single-family home sales increased to $10.0 million in the second quarter of 2006 from $4.8 million in the second quarter of 2005, despite unit closings decreasing to 52 from 104 a year ago. The increase was a result of our ability to achieve stronger pricing on contracts entered into in these communities last year. Gross profit margin recognized using percentage-of-completion accounting on multi-family residences increased to 35% in the second quarter of 2006 from 22% in the second quarter of 2005 due primarily to our ability to raise prices to more than offset increased construction costs. Home site revenues and gross profit decreased in the second quarter of 2006 compared with the same period in 2005 due to a decrease in the number of units closed, while increased sales of townhomes during the second quarter of 2006 resulted in increased revenues and gross profit from townhome sales of $7.1 million and $1.3 million, respectively, as compared to the second quarter of 2005.

In our North and South Carolina communities, the gross profit on single-family home sales increased to $5.5 million in the second quarter of 2006 from $4.2 million in 2005 due primarily to price increases on comparable homes. The average price of a home closed in the second quarter of 2006 was $283,000 compared to $246,000 in the second quarter of 2005.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $12.4 million in the second quarter of 2006 with $12.2 million in related costs, compared to revenues totaling $13.9 million in the second quarter of 2005 with $11.5 million in related costs. The decrease in other revenues and related gross profit of other revenues was primarily due to the decrease in resale brokerage activity.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses remained consistent at $12.2 million in both the second quarter of 2006 and 2005.

Six Months Ended June 30

The following table sets forth the components of our real estate sales and cost of real estate sales:

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$234.4	$13.6	$248.0	$243.2	$76.4	$319.6
Cost of Sales:
Direct costs	154.3	4.0	158.3	173.5	14.0	187.5
Selling costs	11.8	0.4	12.2	12.8	2.3	15.1
Other indirect costs	15.3	0.8	16.1	16.9	1.6	18.5

Total Cost of Sales	181.4	5.2	186.6	203.2	17.9	221.1

Gross Profit	$53.0	$8.4	$61.4	$40.0	$58.5	$98.5

Gross Profit Margin	23%	62%	25%	16%	77%	31%

The overall decrease in real estate sales, gross profit and gross profit margin, was primarily due to decreases in home site sales in Northwest Florida resort communities and units closed in Northeast Florida.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	7	$6.7	$4.9	$1.8	2	$1.5	$1.2	$0.3
Multi-family homes	—	—	—	—	—	18.9	11.0	7.9
Private Residence Club	—	—	—	—	1	0.3	0.1	0.2
Home sites	18	6.4	2.1	4.3	80	63.4	11.5	51.9
Primary
Single-family homes	129	40.1	31.0	9.1	147	35.2	30.4	4.8
Townhomes	43	6.7	5.3	1.4	70	10.1	8.9	1.2
Home sites	55	4.1	1.7	2.4	42	4.6	2.6	2.0
Northeast Florida:
Primary
Single-family homes	31	16.0	11.8	4.2	74	29.3	23.2	6.1
Home sites	6	0.9	0.4	0.5	20	1.3	0.4	0.9
Central Florida:
Primary
Single-family homes	102	47.9	30.9	17.0	173	48.7	42.1	6.6
Multi-family homes	65	21.9	14.3	7.6	—	23.8	18.2	5.6
Townhomes	46	13.0	11.0	2.0	2	0.7	0.8	(0.1)
Home sites	10	2.2	1.0	1.2	40	7.1	3.4	3.7
North and South Carolina:
Primary
Single-family homes	297	81.7	71.9	9.8	307	74.7	67.3	7.4
Townhomes	2	0.4	0.3	0.1	—	—	—	—

Total	811	$248.0	$186.6	$61.4	958	$319.6	$221.1	$98.5

In our Northwest Florida resort communities, gross profit from home site sales decreased to $4.3 million in 2006 from $51.9 million in the same period last year due primarily to a significant decrease in the number of home sites sold and closed. Also, no gross profit was recognized on the sale of multi-family residences in 2006, compared to $7.9 million in 2005, due to the completion of multi-family residences in WaterSound Beach in 2005. These decreases were partially offset by increases in revenues, cost of sales and gross profit on single-family residences due primarily to 2006 closings of cottages at WaterSound Beach.

Since required development was not complete at WaterSound West Beach and SummerCamp at the time home sites were closed in these communities, percentage of completion accounting was used. As a result, for home sites closed in 2006 at WaterSound West Beach, we deferred $0.6 million in revenue and $0.4 million of gross profit. At SummerCamp, for home sites closed in 2006, we deferred $1.1 million in revenue and $0.7 million of gross profit. From project inception to date, WaterSound West Beach has remaining unrecognized deferred profit of $2.3 million, substantially all of which we expect to recognize by the end of 2007. SummerCamp has unrecognized deferred profit of $8.5 million, substantially all of which we expect to recognize over the next several years as the required infrastructure is completed.

In our Northwest Florida primary communities, overall gross profit increased to $12.9 million in 2006 from $8.0 million in 2005 due primarily to increases in sales prices, despite a reduction in the number of units closed. The gross profit from single-family home sales increased to $9.1 million in 2006 from $4.8 million in 2005 primarily due to an increase in the average sales price of homes closed in Palmetto Trace and SouthWood. Townhome revenues and the number of townhomes closed decreased in 2006 as compared to 2005 as we have closed on most of the townhomes previously offered for sale in these communities. Home site gross profit increased in 2006 compared with 2005 due primarily to increased closings in Palmetto Trace and Hawks Landing resulting from our expanding relationships with the national and regional homebuilders.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in 2006 as compared to 2005 as a result of a lack of product availability. St. Johns Golf and Country Club is nearing its completion later in 2006, while James Island and Hampton Park were completed during 2005. However, future product will become available in Northeast Florida as sales in RiverTown are expected to begin in 2007. Gross profit percentages on single-family home sales have increased as a result of closing homes sold at higher prices in the strong real estate market in 2005. The average price of a single-family residence closed in 2006 was $516,000 compared to $396,000 in 2005.

In our Central Florida communities, the gross profit on single-family home sales increased to $17.0 million in 2006 from $6.6 million in 2005 despite unit closings decreasing to 102 from 173 a year ago. The increase was a result of our ability to achieve stronger pricing on contracts entered into in these communities last year. Gross profit percentages recognized using percentage-of-completion accounting on multi-family residences increased to 35% in 2006 from 24% in 2005 due primarily to our ability to raise prices to more than offset increased construction costs. Home site revenue and gross profit decreased in 2006 compared with 2005 due to a decrease in the number of units closed, while increased sales of townhomes during 2006 resulted in increased revenues and gross profit of $12.3 million and $2.1 million, respectively, as compared to 2005.

In our North and South Carolina communities, the gross profit on single-family home sales increased to $9.8 million in 2006 from $7.4 million in 2005 due primarily to price increases on comparable homes. The average price of a home closed in 2006 was $275,000 compared to $243,000 in 2005.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $19.8 million in 2006 with $20.2 million in related costs, compared to revenues totaling $21.8 million in 2005 with $19.1 million in related costs. The decrease in revenue and gross profit of other revenues was primarily due to the decrease in resale brokerage activity.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses in 2006 were $25.6 million compared to $22.7 million in 2005. The increase is due primarily to a new regional marketing campaign and an increase in insurance costs which is expected to continue throughout 2006.

Commercial Real Estate

The table below sets forth the results of operations of our commercial real estate segment for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues:
Real estate sales	$5.2	$14.0	$8.1	$25.7
Rental revenues	10.2	9.2	21.4	18.5
Other revenues	0.1	0.1	0.4	0.3

Total revenues	15.5	23.3	29.9	44.5

Expenses:
Cost of real estate sales	2.5	9.4	3.2	17.8
Cost of rental revenues	4.0	3.4	7.9	6.8
Other operating expenses	2.0	2.4	4.4	4.8
Depreciation and amortization	5.2	4.6	11.3	9.3

Total expenses	13.7	19.8	26.8	38.7

Other income (expense)	(0.9)	(1.0)	(2.1)	(2.0)

Pre-tax income from continuing operations	$0.9	$2.5	$1.0	$3.8

Real Estate Sales.  Land sales included the following:

	Number of	Acres	Gross	Gross Price			Pre-Tax Gain
Land	Sales	Sold	Proceeds	per Acre	Revenue		on Sales
			(In millions)	(In thousands)	(In millions)		(In millions)

Three Months Ended June 30, 2006:
Northwest Florida	5	34	$9.5	$282.0	$5.2	(a)	$2.7	(a)
Other	—	—	—	—	—		—

Total/Average	5	34	9.5	282.0	5.2	(a)	2.7	(a)

Three Months Ended June 30, 2005:
Northwest Florida	11	25	2.9	116.0	3.0		2.1
Other	3	214	11.0	51.5	11.0		2.5

Total/Average	14	239	13.9	58.6	14.0		4.6

Six Months Ended June 30, 2006:
Northwest Florida	11	47	$11.6	$246.0	$8.1	(a)	$4.9	(a)
Other	—	—	—	—	—		—

Total/Average	11	47	11.6	246.0	8.1	(a)	4.9	(a)

Six Months Ended June 30, 2005:
Northwest Florida	19	66	7.6	115.2	7.6		5.2
Other	4	233	18.1	77.7	18.1		2.7

Total/Average	23	299	$25.7	$90.0	$25.7		$7.9

(a)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $4.3 million and $1.5 million and $3.5 million and $1.0 million, respectively, for the three months and the six months ended June 30, 2006.

The change in average per-acre prices reflects a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Pricing continued to increase in the second quarter and year-to-date 2006 for office and light industrial land with average pricing at our Commerce Parks at $252,000 per acre and $238,000 per acre in the second quarter and year-to-date 2006, compared with average pricing of $116,000 per acre and $132,000 per acre in the second quarter and year-to-date 2005.

In the second quarter of 2006, we closed the sale of two multifamily parcels totaling 17.5 acres in Tallahassee’s SouthWood Town Center for $5.5 million and $2.0 million of pre-tax gain, of which $0.1 million is deferred.

In the second quarter of 2005, we sold a 207-acre industrial parcel near the Port of Houston, originally acquired in 1946, for $2.8 million and a pre-tax gain of $2.0 million.

The table below summarizes the status of our commerce parks throughout Northwest Florida at June 30, 2006.

Commerce Parks
June 30, 2006

			Acres
		Project	Sold/Under	Current Asking Price
	County	Acres	Contract	per Acre

Existing and Under Construction:
South Walton Commerce	Walton	39	15	$335,000 - 600,000
Beach Commerce	Bay	157	147	200,000 - 500,000
Beach Commerce II	Bay	112	11	150,000 - 225,000
Nautilus Court	Bay	11	4	523,000 - 610,000
Port St. Joe Commerce II	Gulf	39	9	65,000 - 135,000
Airport Commerce	Leon	45	—	75,000 - 260,000
Hammock Creek Commerce	Gadsden	165	27	50,000 - 150,000
Predevelopment:
Cedar Grove Commerce	Bay	51	—
Mill Creek Commerce	Bay	37	—

Total		656	213

Rental Revenues.  Rental revenues generated by our commercial real estate segment on owned operating properties increased $1.0 million, or 11%, for the second quarter 2006 compared to the second quarter 2005, and $2.9 million, or 16%, year-to-date 2006 compared to year-to-date 2005. Both increases were primarily due to the acquisition of one building in December of 2005, with approximately 225,000 rentable square feet. The six months ended June 30, 2006 also included recognition of $0.8 million of termination fee revenue related to three tenants terminating their leases prior to expiration date and which were recognized in the first quarter 2006. Cost of rental revenues increased $0.6 million, or 18%, for the second quarter 2006 compared to the second quarter 2005 and $1.1 million, or 16%, year-to-date 2006 compared to year-to-date 2005, primarily due to the building acquisition and increased operating costs.

This segment’s results from continuing operations included rental revenues and cost of rental revenues from 21 rental properties with 2.5 million total rentable square feet in service at June 30, 2006, and 18 rental properties with 2.2 million total rentable square feet in service at June 30, 2005.

Further information about commercial income producing properties owned is presented in the table below.

	June 30, 2006			June 30, 2005
		Net			Net
	Number of	Rentable	Percentage	Number of	Rentable	Percentage
	Properties	Square Feet	Leased	Properties	Square Feet	Leased
Buildings purchased with tax-deferred proceeds by location:
Florida
Jacksonville	1	136,000	69%	1	136,000	59%
Northwest Florida	3	156,000	96	3	156,000	93
Orlando	2	317,000	93	2	317,000	65
Atlanta	8	1,289,000	76	8	1,289,000	87
Charlotte	1	158,000	100	1	158,000	100
Virginia	3	354,000	96	2	129,000	96

Subtotal/Average	18	2,410,000	84%	17	2,185,000	85%

Development property:
Florida
Northwest Florida	3	66,000	97%	1	30,000	100%

Subtotal/Average	3	66,000	97%	1	30,000	100%

Total/Average	21	2,476,000	84%	18	2,215,000	85%

In 2005 the sole tenant in a building in Virginia opted for early termination effective February 21, 2007. In the second quarter of 2006, an amendment was executed extending the lease expiration until February 28, 2008. At this time a replacement tenant has not yet been obtained. We are continuing to aggressively market the vacant spaces in Atlanta and Virginia.

Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $5.2 million compared to $4.6 million for the three months ended June 30, 2006 and 2005, respectively, and $11.3 million compared to $9.3 million for the six months ended June 30, 2006 and 2005, respectively, due to the building placed in service in December 2005.

Discontinued Operations.  Discontinued operations related to this segment for the six months ended June 30, 2006 include the sale and results of operations of two commercial buildings sold in June 2006. Discontinued operations for the six months ended June 30, 2005 include the results of operations of Advantis, two commercial buildings sold in June 2006, as well as four commercial buildings sold in the third and fourth quarters of 2005. Building sales included in discontinued operations for 2006 consisted of the sale of Prestige Place One & Two in Tampa, Florida. The two office buildings, totaling 147,000 square feet, were sold on June 28, 2006, for proceeds of $18.1 million and a pre-tax gain of $4.4 million.

Land Sales

The table below sets forth the results of operations of our land sales segment for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues:
Real estate sales	$29.1	$23.5	$46.6	$41.3
Other revenues	—	0.1	—	0.1

Total revenues	29.1	23.6	46.6	41.4

Expenses:
Cost of real estate sales	2.9	5.1	5.0	8.4
Cost of other revenues	—	0.3	—	0.6
Other operating expenses	3.4	2.1	7.2	4.3
Depreciation and amortization	0.1	0.1	0.2	0.2

Total expenses	6.4	7.6	12.4	13.5

Other income (expense)	0.3	—	0.6	0.1

Pre-tax income from continuing operations	$23.0	$16.0	$34.8	$28.0

Rural land sales activity for the three-month and six-month periods ended June 30, 2006 and 2005 was as follows:

	Number of	Number of	Average Price	Gross
	Sales	Acres	per Acre	Sales Price	Gross Profit
				(In millions)	(In millions)

Three Months Ended:
June 30, 2006	23	8,409	$3,143	$26.4	$24.5
June 30, 2005	47	6,480	$2,209	$14.3	$12.1
Six Months Ended:
June 30, 2006	49	13,450	$3,128	$42.1	$38.7
June 30, 2005	76	13,410	$2,071	$27.8	$23.8

Woodlands

Sales of Woodlands totaled $11.4 million for 5,230 acres at an average price of $2,181 per acre in the second quarter of 2006 compared to $12.1 million for 6,314 acres at an average price of $1,912 per acre in the second quarter of 2005. Sales of Woodlands totaled $23.4 million for 10,113 acres at an average price of $2,315 per acre in the six month period ending June 30, 2006 compared to $22.9 million for 13,100 acres at an average price of $1,749 per acre in the six month period ending June 30, 2005.

Florida Wild

Sales of Florida Wild totaled $12.5 million for 2,910 acres at an average price of $4,288 per acre in the second quarter of 2006. These results include the sale of 2,590 acres along the St. Marks River for a new state park. The parcel sold for $10.6 million, or approximately $4,093 per acre.

Other

During the second quarter of 2006, we sold 269 acres to small developers and local businesses for $2.5 million, or an average of $9,446 per acre, compared to 7 acres for $0.5 million, or an average of $65,714 per acre in the second quarter of 2005. During the six month period ended June 30, 2006, we sold 428 acres to small developers and local businesses for $6.2 million, or an average of $14,452 per acre, compared to 72 acres for $2.8 million, or an average of $38,544 per acre during the six month period ended June 30, 2005.

Average sales prices per acre and the number of sales can vary significantly from one period to another based on the characteristics of each parcel being sold and the number and size of parcels offered for sale.

RiverCamps

Recent activity in our RiverCamps project has slowed significantly compared to the more active pace of the prior year. Considering the high level of resale inventory available in this community, we believe activity will remain slow for at least 18 to 24 months before there is a return to supply-demand equilibrium.

During the second quarter of 2006, three contracts were closed for proceeds of $0.6 million related to home sites at RiverCamps on Crooked Creek, or an average price of $210,000, compared to 57 contracts closed for proceeds of $17.3 million, or an average price of $304,105 in 2005.

During the first six months of 2006, six contracts were closed for proceeds of $1.4 million related to home sites at RiverCamps on Crooked Creek at an average price of $225,667. Due to reduced down payment requirements resulting from builder incentive programs, revenue and gross profit on one of these contracts has been deferred until the buyer’s initial and continuing investment is sufficient to meet the criteria for full accrual accounting. During the first six months of 2005, we sold 80 home sites for proceeds of $24.9 million, or an average price of $311,012. The change in average price reflects a change in the mix of home sites sold in each period.

Since required development was not complete at the time of sale, percentage of completion accounting was used. The closing of the home site is recorded at the time of sale, while a portion of revenue and gross profit on the sale is deferred based on the cost of required development not yet completed in relation to total required development costs. As a result, the land sales segment recognized $3.4 million in revenue related to RiverCamps, with related costs of $1.2 million in the six months ended June 30, 2006. As of June 30, 2006, RiverCamps has a remaining unrecognized deferred profit of $5.4 million, the majority of which is expected to be recognized in income by the end of 2006. Planning also continues for other potential RiverCamps locations in Northwest Florida.

Forestry

The table below sets forth the results of operations of our forestry segment for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues:
Timber sales	$7.8	$7.6	$16.3	$15.6

Expenses:
Cost of timber sales	6.3	4.9	12.2	10.1
Other operating expenses	0.6	0.6	1.2	1.1
Depreciation and amortization	0.8	1.1	1.6	2.2

Total expenses	7.7	6.6	15.0	13.4

Other income (expense)	0.8	0.6	1.7	1.4

Pre-tax income from continuing operations	$0.9	$1.6	$3.0	$3.6

Three Months Ended June 30

Total revenues increased $0.2 million, or 3%, in the second quarter of 2006 compared to 2005. Total sales under the fiber agreement with Smurfit-Stone Container Corporation were $3.3 million (172,500 tons) in 2006 and

$3.0 million (167,000) in 2005. Sales to other customers totaled $2.7 million (151,000 tons) in 2006 as compared to $2.8 million (156,000 tons) in 2005. The increase in sales to Smurfit-Stone was due to an increase in harvested tons attributable to dry weather and an increase in price per ton under the terms of the agreement. Revenues from the cypress mill operation were $1.8 million in 2006 and 2005, respectively.

Cost of timber sales for the second quarter of 2006 increased $1.4 million, or 29%, when compared to 2005. Cost of sales as a percentage of revenues were 81% in 2006 and 64% in 2005. The 2006 increase in cost of sales was due to increased logging costs caused by higher diesel fuel prices, increased road maintenance expense and property taxes. Cost of sales for the cypress mill operation was $1.6 million in 2006 and $1.3 million in 2005. The increase in cost of sales is due to procuring more wood from outside vendors instead of the Company and remanufacturing costs to meet customer order specifications.

Six Months Ended June 30

Total revenues increased $0.7 million, or 4%, in the six-month period ended June 30, 2006 compared to 2005. Sales under the fiber agreement were $6.5 million (349,000 tons) in 2006 and $6.2 million (344,000 tons) in 2005. Sales to other customers totaled $6.5 million (325,000 tons) in the first six months of 2006 as compared to $5.5 million (291,000 tons) in 2005. The increase in revenue and tons for outside customers was due to the harvesting of more pine products because of the dry weather this year. Revenues for the cypress mill operation were $3.3 million in 2006 and $3.9 million in 2005. The lower revenues were due to selling a different mix of lumber sizes than the previous year. Mulch sales were also lower in 2006 due to lack of customer demand for our product.

Cost of sales for the forestry segment increased $2.1 million in 2006 compared to 2005. Cost of sales as a percentage of revenue was 75% in 2006 and 65% in 2005. The 2006 increase in cost of sales was due to increased logging costs caused by an increase in diesel fuel prices, increased road maintenance expense and property taxes. Cost of sales for the cypress mill operation was $2.9 million in 2006 and $2.7 million in 2005. The increase was due to procuring more wood from outside vendors.

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

Management believes that our financial condition is strong and that our cash, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the continued investment in real estate developments. In light of current market conditions, however, we have significantly adjusted our capital investment plans and continue to evaluate further reductions. If our liquidity were not adequate to fund operating requirements, capital development, stock repurchases and dividends, we would have various alternatives to change our cash flow, including eliminating or reducing our stock repurchase program, eliminating or reducing dividends, altering the timing of our development projects and/or selling existing assets.

Cash Flows from Operating Activities

Net cash (used in) provided by operations was ($139.6) million during the first six months of 2006 compared to $51.3 million in 2005. During such periods, expenditures relating to our Towns & Resorts segment were $326.2 and $244.5 million, respectively. Expenditures for operating properties in the first six months of 2006 and 2005 totaled $23.1 million and $7.0 million, respectively, and were made up of commercial land development and residential club and resort property development. Additionally, we paid $49.0 million in tax payments related to the 2005 and 2006 tax years in the first six months of 2006.

The expenditures for operating activities relating to our Towns & Resorts and commercial real estate segments are primarily for site infrastructure development, general amenity construction and construction of homes and commercial land. Approximately 40-45% of these expenditures are for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home following construction. As a consequence, if contract activity slows, home construction will also slow. We expect this general expenditure level and relationship between expenditures and housing contracts to continue in the future. We are thoroughly reviewing all capital investment decisions in order to properly pace development to meet the market as well as bring quality first phases in our next-generation projects to the point of sale in an efficient manner. However, if sales of home sites to national, regional or local homebuilders increase significantly, the percentage of expenditures for home construction could decrease significantly.

Over the next several years, our need for cash for operations will increase as development activity increases. During 2006 and 2007, we will have five new residential communities under development which will require significant up-front capital investment. As a result, we expect new construction spending for these five projects to total approximately $150 million over the next four quarters. We believe this represents the bulk of the investment capital necessary to ready the initial phase of product for sale in these communities. In addition to cash needed for increased development costs, we expect to make significant cash payments of income taxes, including deferred taxes, in 2006 and future years. For the remainder of 2006, it is likely that income tax payments will exceed those paid through the first six months of the year. The payments of significant federal income taxes will be primarily attributable to the recognition of previously deferred gains on land sales and involuntary conversions.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities in the first six months of 2006 was $10.1 million compared to $(91.6) million in 2005, and primarily included proceeds of $17.3 million related to the sale of discontinued operations in 2006, and $82.9 million of investments in real estate in 2005.

Net cash used in investing activities in the first six months of 2005 included the purchases of 16 acres of property in Manatee County, Florida, for $18.0 million and 47,303 acres of land in southwest Georgia for $57.5 million, in tax-deferred like-kind exchanges.

Cash Flows from Financing Activities

Net cash used in financing activities was $29.6 million and $31.9 million in the first six months of 2006 and 2005, respectively.

We have approximately $51.6 million of debt maturing in the remainder of 2006. For the full year ended December 31, 2006, we expect to spend $125 million to $175 million for the repurchase of shares and dividend payments.

We have a $250 million senior revolving credit facility (the “credit facility”), which matures on July 31, 2009. During the first six months of 2006, we borrowed $50.0 million on the credit facility, net of repayments. At December 31, 2005, there was no outstanding balance. The credit facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. At June 30, 2006, management believes the Company was in compliance with the covenants.

We have issued senior notes (“senior notes”) in private placements with an outstanding principal amount of $407.0 million at June 30, 2006 and December 31, 2005. These senior notes include financial performance covenants similar to those in the credit facility. In July 2006, we entered into an amendment agreement with the 2002 noteholders that modifies certain financial covenants. The amendment, when effective, will provide increased leverage capacity along with increased flexibility in maintaining minimum net worth levels, one subsequent effect of which is to provide additional flexibility regarding distributions to shareholders. The effectiveness of the covenant modifications is subject to certain conditions, including, but not limited to, the Company’s prepayment of its $100 million outstanding 2004 senior notes. We have also entered into a loan agreement to provide a separate source of financing to potentially repay the 2004 senior notes.

The proceeds of the senior notes and credit facility are being used to finance development and construction projects, to reduce revolving debt and for general corporate purposes. Based on current projections, the potential exists for a meaningful increase in debt during the remainder of 2006.

We have used community development district (“CDD”) bonds to finance the construction of on-site infrastructure improvements at five of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $29.8 million and $14.7 million of this obligation as of June 30, 2006 and December 31, 2005, respectively.

Through June 30, 2006, our Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of our outstanding common stock from shareholders (the “Stock Repurchase Program”), of which $106.1 million remained available at June 30, 2006. From the inception of the Stock Repurchase Program through June 30, 2006, we have repurchased 27,897,511 shares. During the six month periods ended June 30, 2006 and 2005, we repurchased 900,100 and 576,100 shares, respectively. In the first six months of 2006, $47.4 million was expended as part of the Stock Repurchase Program compared to $42.9 million in the first six months of 2005. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.

Executives have surrendered a total of 2,109,738 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During the six-month periods ended June 30, 2006 and 2005, 4,596 shares worth $0.3 million and 61,203 shares worth $4.3 million, respectively, were surrendered by executives, of which $0.3 million and $1.9 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

As discussed above in Recently Issued Accounting Standards, we adopted SFAS 123R effective January 1, 2006. In accordance with SFAS 123R, we recorded an excess tax benefit of $0.6 million related to share-based compensation in financing cash flows in six-month period ended June 30, 2006.

Off-Balance Sheet Arrangements

We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments

We had contractual purchase obligations of $105.1 million outstanding at June 30, 2006, of which $50.2 million is due in less than one year and $54.9 million is due in 1-3 years. The aggregate reported purchase obligations include individual contracts in excess of $2.0 million.

There have been no other material changes to our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2005, during the first six months of 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2005, during the first six months of 2006.

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

(b) Changes in Internal Controls.  During the quarter ended June 30, 2006, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 7, Contingencies.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(c)	(d)
				Total Number of	Maximum Dollar
				Shares Purchased	Amount that
	(a)		(b)	as Part of Publicly	May Yet Be
	Total Number		Average	Announced Plans	Purchased Under
	of Shares		Price Paid	or Programs	the Plans or
Period	Purchased		per Share	(1)	Programs
					(In thousands)

Month Ended April 30, 2006	1,800		$62.42	1,800	$149,087
Month Ended May 31, 2006	159,457	(2)	$49.48	159,000	$141,221
Month Ended June 30, 2006	322,000		$44.50	322,000	$126,892

(1)	For a description of our Stock Repurchase Program, see Part I, Item 2, “Liquidity and Capital Resources — Cash Flows from Financing Activities.”

(2)	Includes shares surrendered to the Company by executives as payment for taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 457 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 16, 2006. At the Meeting, the shareholders elected ten persons to the Company’s Board of Directors; approved the Company’s Annual Incentive Plan; and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent auditors for the 2006 fiscal year.

The number of votes cast for, against or withheld, as well as the number of abstentions, for each matter is set forth below. Abstentions and broker non-votes are not counted as votes for or against any proposal.

1. Election of Directors:

Name of Nominee	For	Withheld

Michael L. Ainslie	69,843,423	802,514
Hugh M. Durden	64,493,650	5,452,287
Thomas A Fanning	69,389,961	555,976
Harry H. Frampton, III	69,395,465	550,472
Dr. Adam W. Herbert, Jr.	69,381,693	564,244
Delores M. Kesler	69,135,124	810,813
John S. Lord	64,498,430	5,447,507
Walter L. Revell	68,985,668	960,269
Peter S. Rummell	69,315,920	630,017
William H. Walton, III	69,390,904	555,033

2. Approval of The St. Joe Company Annual Incentive Plan:

For	Against	Abstain

67,862,680	1,654,327	428,930

3. Ratification of KPMG LLP to serve as the Company’s independent auditors for the 2006 fiscal year:

For	Against	Abstain

69,620,803	276,071	49,063

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).

3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).

10.1	Description of Additional Compensation for Lead Director (incorporated by reference to the information contained in the registrant’s Current Report on Form 8-K dated May 15, 2006).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: August 8, 2006
/s/  Anthony M. Corriggio
Anthony M. Corriggio
Chief Financial Officer

Date: August 8, 2006
/s/  Michael N. Regan
Michael N. Regan
Senior Vice President — Finance and Planning
(Principal Accounting Officer)