Form 10-Q
period 2006-09-30
ST JOE CO
filed 2006-11-08
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2006, there were 104,346,950 shares of common stock, no par value, issued and 74,320,734 outstanding, with 30,026,216 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2006	2005

ASSETS
Investment in real estate	$1,218,017	$1,036,174
Cash and cash equivalents	21,729	202,605
Accounts receivable, net	44,886	58,905
Prepaid pension asset	97,359	95,044
Property, plant and equipment, net	38,308	40,176
Goodwill, net	36,733	36,733
Other intangible assets, net	34,776	46,385
Other assets	82,309	75,924

	$1,574,117	$1,591,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$653,488	$554,446
Accounts payable	76,381	75,309
Accrued liabilities	129,965	135,156
Income tax payable	—	3,931
Deferred income taxes	250,227	315,912

Total liabilities	1,110,061	1,084,754
Minority interest in consolidated subsidiary	14,578	18,194
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 104,345,607 and 103,931,705 issued at September 30, 2006 and December 31, 2005, respectively	301,947	280,970
Retained earnings	1,067,857	1,074,990
Treasury stock at cost, 30,026,216 and 29,003,415 shares held at September 30, 2006 and December 31, 2005, respectively	(920,326)	(866,962)

Total stockholders’ equity	449,478	488,998

	$1,574,117	$1,591,946

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Real estate sales	$149,197	$206,485	$451,878	$593,363
Rental revenues	10,310	8,752	30,977	26,208
Timber sales	7,212	6,225	23,529	21,828
Other revenues	11,374	12,663	31,567	34,893

Total revenues	178,093	234,125	537,951	676,292

Expenses:
Cost of real estate sales	95,629	132,678	290,462	380,212
Cost of rental revenues	4,457	3,181	12,836	10,254
Cost of timber sales	5,254	4,942	17,472	15,063
Cost of other revenues	12,986	10,021	33,250	29,858
Other operating expenses	21,364	18,934	59,718	52,067
Corporate expense, net	11,293	12,370	40,608	36,297
Depreciation and amortization	9,604	9,033	28,902	26,869
Restructuring charge	13,129	—	13,129	—

Total expenses	173,716	191,159	496,377	550,620

Operating profit	4,377	42,966	41,574	125,672

Other income (expense):
Investment income, net	854	770	3,805	1,374
Interest expense	(5,392)	(3,953)	(13,716)	(9,305)
Other, net	739	1,043	1,039	2,964

Total other income (expense)	(3,799)	(2,140)	(8,872)	(4,967)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	578	40,826	32,702	120,705
Equity in income of unconsolidated affiliates	1,738	3,139	7,320	10,564
Income tax expense	2,256	15,804	15,300	47,707

Income from continuing operations before minority interest	60	28,161	24,722	83,562
Minority interest	745	1,345	5,622	3,379

Income (loss) from continuing operations	(685)	26,816	19,100	80,183

Discontinued operations:
Income (loss) from discontinued operations (net of income tax expense (benefit) of $20, $(333), $124 and $(530), respectively)	33	(559)	207	(890)
Gain on sales of discontinued operations (net of income taxes of $3,982, $5,861, $5,619 and $6,032, respectively)	6,636	9,851	9,364	10,140

Income from discontinued operations	6,669	9,292	9,571	9,250

Net income	$5,984	$36,108	$28,671	$89,433

EARNINGS PER SHARE
Basic
Income (loss) from continuing operations	$(0.01)	$0.36	$0.26	$1.07
Income from discontinued operations	$0.09	$0.12	$0.13	$0.12

Net income	$0.08	$0.48	$0.39	$1.19

Diluted
Income (loss) from continuing operations	$(0.01)	$0.35	$0.26	$1.05
Income from discontinued operations	$0.09	$0.12	$0.13	$0.12

Net income	$0.08	$0.47	$0.39	$1.17

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock		Retained
	Outstanding Shares	Amount	Earnings	Treasury Stock	Total

Balance at December 31, 2005	74,928,290	$280,970	$1,074,990	$(866,962)	$488,998

Comprehensive income:
Net income	—	—	28,671	—	28,671

Total comprehensive income					28,671

Issuances of restricted stock	242,047	—	—	—	—
Forfeitures of restricted stock	(54,646)	—	—	—	—
Dividends ($0.48 per share)	—	—	(35,804)	—	(35,804)
Issuances of common stock	226,501	6,485	—	—	6,485
Excess tax benefit on options exercised and vested restricted stock	—	2,728	—	—	2,728
Amortization of stock based compensation	—	11,764	—	—	11,764
Purchases of treasury shares	(1,022,801)	—	—	(53,364)	(53,364)

Balance at September 30, 2006	74,319,391	$301,947	$1,067,857	$(920,326)	$449,478

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$28,671	$89,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	30,175	30,989
Stock-based compensation	11,764	7,364
Minority interest in income	5,622	3,379
Equity in income of unconsolidated joint ventures	(7,320)	(10,564)
Distributions of income from unconsolidated affiliates	8,318	12,968
Deferred income tax (benefit) expense	(65,685)	30,170
Excess tax benefits from stock-based compensation	—	10,152
Cost of operating properties sold	315,914	384,957
Expenditures for operating properties	(516,980)	(399,660)
Gains on sale of discontinued operations	(14,983)	(15,647)
Write-off of previously capitalized home building costs	9,549	—
Changes in operating assets and liabilities:
Accounts receivable	14,017	(1,492)
Other assets	(4,782)	(27,039)
Accounts payable and accrued liabilities	(8,981)	24,965
Income taxes payable	(23,019)	7,374

Net cash (used in) provided by operating activities	$(217,720)	$147,349

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,845)	(16,545)
Purchases of investments in real estate	(5,230)	(88,123)
Purchases of short-term investments, net of maturities and redemptions	(7)	—
Investments in unconsolidated affiliates	(1,507)	5
Proceeds from sale of discontinued operations	48,037	65,637
Distributions of capital from unconsolidated affiliates	—	5,973

Net cash provided by (used in) investing activities	$36,448	$(33,053)

Cash flows from financing activities:
Proceeds from revolving credit agreements	245,000	—
Repayment of revolving credit agreements	(150,000)	—
Proceeds from other long-term debt	26	152,682
Repayments of other long-term debt	(5,436)	(52,475)
Distributions to minority interests	(9,239)	—
Proceeds from exercises of stock options	6,485	10,516
Dividends paid to stockholders	(35,804)	(33,791)
Excess tax benefits from stock-based compensation	2,728	—
Treasury stock purchases	(53,364)	(68,161)
Investment by minority interest partner	—	2,860

Net cash provided by financing activities	$396	$11,631

Net (decrease) increase in cash and cash equivalents	(180,876)	125,927
Cash and cash equivalents at beginning of period	202,605	94,816

Cash and cash equivalents at end of period	$21,729	$220,743

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine month periods ended September 30, 2006 and cash flows for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the nine months ended September 30, 2006 or 2005. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At September 30, 2006, the carrying amount of the minority interest in Artisan Park was $14.6 million and its fair value was $15.3 million. The Company has no other material financial instruments that are affected by FAS 150.

Stock-Based Compensation

During the first quarter of 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

Stock Options and Non-vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees and non-employee directors of the Company in the form of restricted shares of Company stock or options to purchase Company stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. All non-vested restricted shares generally vest over two-year, three-year, or four-year periods, beginning on the date of each grant, but are considered outstanding under the treasury stock method at the time of grant for purposes of determining earnings per share since the holders are entitled to dividends and voting rights. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 10 years after the date of grant.

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

The assumptions used to value option grants for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005

Expected dividend yield	1.03%	0.78%
Risk free interest rate	4.67%	4.32%
Weighted average expected volatility	23.5%	23.0%
Expected life (in years)	7	7

Total stock-based compensation recognized on the consolidated statements of income for 2006 as corporate expense is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Stock option expense	$414	$2,299
Non-vested restricted stock	1,957	9,401
Employee stock purchase plan expense	46	165

Total	$2,417	$11,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the pro forma amounts of net income and net income per share for the respective periods in 2005 that would have resulted if the Company had accounted for employee stock plans under the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income:
Net income as reported	$36,108	$89,433
Add: stock-based compensation expense included in reported net income, net of related tax effects	1,507	4,603
Deduct: total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,211)	(6,761)

Net income — pro forma	$35,404	$87,275

Per share — Basic:
Earnings per share as reported	$0.48	$1.19
Earnings per share — pro forma	$0.47	$1.16
Per share — Diluted:
Earnings per share as reported	$0.47	$1.17
Earnings per share — pro forma	$0.47	$1.15

The following table sets forth the summary of option activity outstanding under the stock option program for the nine months ended September 30, 2006:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2005	1,051,451	$30.63
Granted	119,873	54.24
Forfeited	(27,000)	31.43
Exercised	(226,501)	28.63

Balance at September 30, 2006	917,823	$34.18

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $4.3 million and $6.2 million, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at September 30, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

101,755	3 years	$15.96-$23.94	$19.45
627,195	6 years	$23.95-$35.91	$30.04
29,000	7 years	$35.92-$53.86	$40.21
159,873	10 years	$53.87-$72.09	$58.71

917,823	6 years	$15.96-$72.09	$34.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding options exercisable at September 30, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

101,755	3 years	$15.96-$23.94	$19.45
543,582	6 years	$23.95-$35.91	$29.79
14,500	7 years	$35.92-$53.86	$40.21

659,837	5 years	$15.96-$53.86	$28.43

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $19.0 million and $17.4 million, respectively. In computing compensation from share based payments as of September 30, 2006, the Company has estimated that of the 257,986 unvested options outstanding, 206,389 options are expected to vest. The aggregate intrinsic value of such options expected to vest was $1.2 million at September 30, 2006. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the grant date fair value. The closing price as of September 30, 2006 was $54.87 per share as reported by the New York Stock Exchange.

		Weighted Average
	Number of	Grant Date Fair
Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2005	890,738	$40.34
Granted	242,047	51.36
Forfeited	(54,646)	52.79
Vested	(223,079)	49.47

Balance at September 30, 2006	855,060	$41.38

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost over the vesting term.

As of September 30, 2006, there was $23.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $3.4 million related to stock option grants and $19.7 million of non-vested restricted stock which will be recognized over a weighted average period of four years.

Upon the adoption of, and in accordance with SFAS 123R, deferred compensation of $19.7 million previously reflected as a component of Stockholders’ Equity has been netted against Common Stock as of December 31, 2005, in the accompanying Consolidated Balance Sheets and Consolidated Statement of Changes in Stockholders’ Equity.

On February 14, 2006, the Board of Directors approved a management succession plan for the Company in which Kevin M. Twomey, former President and Chief Operating Officer, will be retiring later this year. Mr. Twomey’s service as the Company’s President and Chief Operating Officer ended at the Company’s Annual Meeting of Shareholders on May 16, 2006. He will be retiring from the Company on December 28, 2006. Any of Mr. Twomey’s unvested shares of restricted stock will vest as of his retirement date. As a result, the increase in stock-based compensation expense for the nine months ended September 30, 2006 in connection with accelerating the vesting on 243,160 shares (fully amortized as of May 16, 2006) was $2.0 million.

Employee Stock Purchase Plan

In November 1999, the Company implemented an employee stock purchase plan (“ESPP”) whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the fair market value of its common stock at each month end, with an annual limit of $25,000 in purchases per employee.

Earnings Per Share

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 254,951 and 728,441 shares of common stock in the three months ended September 30, 2006 and 2005, respectively, and that 299,094 and 610,350 shares of non-vested restricted stock were vested and issued as of September 30, 2006 and 2005, respectively, each net of assumed repurchases using the treasury stock method. Diluted EPS assumes weighted average options have been exercised to purchase 305,977 and 856,685 shares of common stock in the nine months ended September 30, 2006 and 2005, respectively, and that 435,857 and 568,199 shares of non-vested restricted stock were vested and issued as of September 30, 2006 and 2005, respectively, each net of assumed repurchases using the treasury stock method.

Through September 30, 2006, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through September 30, 2006. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to September 30, 2006, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,179,743 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,125,354 acquired shares. During the nine month periods ended September 30, 2006 and 2005, the Company repurchased from shareholders 948,200 and 842,400 shares, respectively, and executives surrendered a total of 74,601 and 63,480 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the nine month periods ended September 30, 2006 and 2005 were 226,501 and 550,013 shares, respectively.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic	73,373,896	74,750,516	73,726,138	75,007,401
Diluted	73,927,941	76,089,307	74,467,972	76,432,285

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The Company has made certain reclassifications in its September 30, 2005 segment results and operating, investing and financing cash flows which it considers to have an immaterial effect on these presentations.

Supplemental Cash Flow Information

The Company paid $28.7 million and $22.8 million for interest in the first nine months of 2006 and 2005, respectively. The Company paid income taxes, net of refunds, of $107.0 million and $6.1 million in the first nine months of 2006 and 2005, respectively. The Company capitalized interest expense of $11.9 million and $9.0 million during the first nine months of 2006 and 2005, respectively.

During the nine months ended September 30, 2006, the Company recorded excess non-cash tax benefits related to stock compensation of $2.7 million, compared to $10.2 million in the first nine months of 2005. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also recorded non-cash stock-based compensation amortization related to restricted stock and stock option grants of $11.8 million and $7.4 million as of September 30, 2006 and 2005, respectively. Other non-cash activities in 2006 include the extinguishment of $10.7 million of advances related to the Company’s investment in a joint venture, and an increase of $20.1 million primarily related to Community Development District debt. In addition, during the first nine months of 2005, the Company received notes receivable in the amounts of $7.5 million in payment for the sale of a subsidiary and $9.4 million in payment for the sale of its interest in an unconsolidated affiliate.

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

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the land sales segment, the Company’s timberland operations and land developed by the commercial segment are included in operating activities on the statements of cash flows. The Company’s buildings developed for commercial rental purposes and assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include related cash flows from assets not held for sale. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities; distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Restructuring

During the third quarter of 2006, the Company announced that it was exiting the Florida homebuilding business to focus on maximizing the value of its landholdings through place making. In addition, the Company announced and completed a corporate reorganization designed to position the Company for the years ahead. The charges associated with the restructuring and reorganization program (“program”) by segment that are included in the restructuring charge were as follows (in thousands):

	Residential Real	Commercial Real
	Estate	Estate	Land Sales	Forestry	Other	Total

Write-off of previously capitalized homebuilding costs	$9.5	$—	$—	$—	$—	$9.5
One-time termination benefits to employees	2.4	0.1	0.3	—	0.8	3.6

Total restructuring charges, pretax	$11.9	$0.1	$0.3	$—	$0.8	$13.1

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2006, the accrued liability associated with the program consisted of the following:

					Balance at
	Balance at	Costs	Non-cash		September 30,	Due within	Due after
	July 1, 2006	Accrued	Adjustments	Payments	2006	12 months	12 months

Write-off of previously capitalized homebuilding costs	$—	$9.5	$(9.5)	$—	$—	$—	$—
One-time termination benefits to employees	—	3.6	(0.1)	(2.0)	1.5	1.5	—

Total	$—	$13.1	$(9.6)	$(2.0)	$1.5	$1.5	$—

The Company expects to incur total costs associated with the program of $14.6 million, of which approximately $1.5 million is expected to be incurred over the next six quarters.

Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2006 and 2005 include the results of operations of Advantis Real Estate Services Company (Advantis), which was sold on September 7, 2005, and the results of operations of four commercial buildings sold in the third and fourth quarters of 2005 and three sold in the second and third quarters of 2006, all of which were previously part of the commercial real estate segment.

Building sales included in discontinued operations for 2006 consisted of the sales of One Crescent Ridge in Charlotte, North Carolina sold on September 29, 2006 for proceeds of $31.3 million and a pre-tax gain of $10.6 million; and Prestige Place One & Two in Tampa, Florida sold on June 28, 2006 for proceeds of $18.1 million and a pre-tax gain of $4.4 million. Aggregate revenues generated by these three buildings prior to sale for the three months and nine months ended September 30, 2006 were $0.8 million and $3.6 million, respectively, and $1.4 million and $4.2 million for the three months and nine months ended September 30, 2005, respectively. Pre-tax income was less than $0.1 million and $0.4 million for the three months and nine months ended September 30, 2006, respectively, and less than $0.1 million and $0.3 million for the three months and nine months ended September 30, 2005, respectively.

Building sales included in discontinued operations in 2005 consisted of the sales of 1133 20th Street in Washington, DC, sold on September 29, 2005 for proceeds of $46.9 million and a pre-tax gain of $19.7 million; Lakeview in Tampa, Florida, sold on September 7, 2005 for proceeds of $18.0 million and a pre-tax gain of $4.1 million; Palm Court in Tampa, Florida, sold on September 7, 2005 for proceeds of $7.0 million and a pre-tax gain of $1.8 million; and Harbourside in Clearwater, Florida, sold on December 14, 2005 for proceeds of $21.9 million and a pre-tax gain of $5.2 million. Aggregate revenues generated by these four buildings prior to sale for the three months and nine months ended September 30, 2005 were $2.2 million and $6.8 million, respectively. Pre-tax income was $0.1 million for the three months and a loss of less than $0.1 million for the nine months ended September 30, 2005.

On September 7, 2005, the Company sold Advantis for a sales price of $11.4 million, consisting of $3.9 million in cash and $7.5 million in notes receivable, for a pre-tax loss of $9.9 million. Aggregate revenues generated by Advantis prior to sale for the three months and nine months ended September 30, 2005 were $18.5 million and $70.0 million, respectively. Pre-tax loss was $(1.0) million for the three months and $(1.5) million for the nine months ended September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate

Real estate by segment includes the following (in thousands):

	September 30, 2006	December 31, 2005

Operating property:
Residential real estate	$102,286	$82,791
Commercial real estate	12,880	12,778
Land sales	208	93
Forestry	135,049	134,239
Other	61	374

Total operating property	250,484	230,275

Development property:
Residential real estate	624,723	426,745
Commercial real estate	54,951	46,052
Land sales	8,243	6,279
Other	294	294

Total development property	688,211	479,370

Investment property:
Commercial real estate	309,944	338,382
Land sales	411	260
Forestry	1,373	1,372
Other	7,141	6,816

Total investment property	318,869	346,830

Investment in unconsolidated affiliates:
Residential real estate	11,452	22,027

Total real estate investments	1,269,016	1,078,502
Less: Accumulated depreciation	50,999	42,328

Investment in real estate investments	$1,218,017	$1,036,174

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate land and inventory currently under development to be sold. Investment property includes the Company’s commercial buildings purchased with tax-deferred proceeds and land held for future use.

Depreciation expense reported on real estate was $14.6 million and $14.4 million in the nine months ended September 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

Debt consists of the following (in thousands):

	September 30, 2006	December 31, 2005

Senior notes	$407,000	$407,000
Debt secured by certain commercial and residential property	147,488	143,446
Senior revolving credit agreement	95,000	—
Various secured and unsecured notes payable	4,000	4,000

Total debt	$653,488	$554,446

The aggregate maturities of debt subsequent to September 30, 2006 are as follows (in millions):

2006	$95.9
2007	69.5
2008	57.7
2009	52.1
2010	8.9
Thereafter	369.4

Total	$653.5

The senior notes and the senior revolving credit agreement contain financial covenants, including minimum net worth requirements, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on prepayment. At September 30, 2006, management believes the Company was in compliance with the covenants.

In July 2006, the Company entered into an amendment agreement with its 2002 noteholders that modifies certain financial covenants. The amendment, when effective, will provide increased leverage capacity along with increased flexibility in maintaining minimum net worth levels, one effect of which is to provide additional flexibility regarding distributions to shareholders. The effectiveness of the covenant modifications is subject to certain conditions, including, but not limited to, the Company’s prepayment of its $100 million outstanding 2004 senior notes. The Company has also entered into a loan agreement to provide a separate source of financing to repay its 2004 senior notes. On October 16, 2006, prepayment notice was given to the 2004 noteholders. The Company expects to prepay these notes on November 15, 2006, and the amendment to the 2002 senior notes to become effective on or about the same date.

5.	Employee Benefit Plans

A summary of the net periodic pension (credit) expense follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Service cost	$1,222	$3,020	$3,667	$5,200
Interest cost	2,180	3,180	6,540	6,500
Expected return on assets	(4,250)	(5,996)	(13,344)	(13,600)
Prior service costs	180	296	541	600
Settlement charge	133	—	133	—
Curtailment charge	148	900	148	900

Total pension (credit) expense	$(387)	$1,400	$(2,315)	$(400)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate (formerly Towns & Resorts), commercial real estate, land sales and forestry. The residential real estate segment develops and sells housing units and home sites and manages residential communities. The commercial real estate segment owns and leases commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.

The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which it believes represents current performance measures.

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The segment caption entitled “Other” consists of general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units, though effective August 18, 2006, implementation of strategy and decisions is deployed through geographic-based managers.

The historical results of operations of RiverCamps on Crooked Creek have been reclassified from the land sales segment to the residential real estate segment to conform to the current period’s presentation.

Information by business segment follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating Revenues:
Residential real estate	$132,037	$176,960	$405,236	$533,025
Commercial real estate	22,474	34,567	50,763	77,325
Land sales	16,378	16,382	58,447	44,158
Forestry	7,204	6,216	23,505	21,784

Consolidated operating revenues	$178,093	$234,125	$537,951	$676,292

Income (loss) from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(4,425)	$30,472	$28,031	$112,663
Commercial real estate	7,760	14,146	8,587	17,579
Land sales	12,296	11,679	45,813	31,511
Forestry	1,390	645	4,373	4,213
Other	(16,443)	(16,116)	(54,102)	(45,261)

Consolidated income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$578	$40,826	$32,702	$120,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2006	December 31, 2005

Total Assets:
Residential real estate	$846,744	$666,075
Commercial real estate	393,349	510,522
Land sales	11,052	39,560
Forestry	149,495	147,874
Corporate	173,477	227,915

Total assets	$1,574,117	$1,591,946

7.	Contingencies

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. We have established estimated accruals for our various litigation matters which meet the requirements of FASB No. 5, “Accounting for Contingencies”. However, it is possible that the actual amounts of liabilities resulting from such matters could exceed such accruals by several million dollars.

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation, property damage, group health insurance provided to employees and other types of insurance.

At September 30, 2006 and December 31, 2005, the Company was party to surety bonds of $57.6 million and $46.4 million, respectively, and standby letters of credit in the amounts of $29.4 million and $30.3 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At September 30, 2006 and December 31, 2005, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. Remediation was substantially completed in 2003.

Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. The Company expects the remaining remediation to be completed within the estimated amounts previously provided and the remaining $3.8 million held in escrow to be released to the Company in the fourth quarter of 2006 or early 2007. The release of escrow funds will not have any effect on our earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s former paper mill site in Gulf County and certain adjacent property are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been assessed and rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The Company is in the process of rehabilitating the adjacent property in accordance with these agreements. Management does not believe the liability for any remaining required rehabilitation on these properties will be material.

Other proceedings involving environmental matters are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $4.0 million as of September 30, 2006 and December 31, 2005.

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

We have four operating segments: residential real estate, commercial real estate, land sales, and forestry.

Our residential real estate segment generates revenues from:

•	the sale of developed home sites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	rental income;

•	club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our residential real estate developments; and

•	management fees.

Our commercial real estate segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us; and

•	the sale of developed and undeveloped land for retail, multi-family, office and industrial uses.

Our land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed home sites primarily within rural settings.

Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of cypress lumber and mulch.

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

Reflecting broader market conditions in Florida and across the nation, activity remains slow and we continue to face challenging conditions in all our Florida residential markets, particularly in our resort and seasonal residential product lines. However, there are signs of relative strength in other product categories, including our commercial and rural land businesses. Considering the high level of inventory of new and existing resort residential property available in many parts of Florida, including our core markets in Northwest Florida, we continue to believe it could take until 2008 before a supply-demand balance begins to return.

Though slow, there has recently been some limited activity at our resort communities. During the third quarter we have seen sales activity at Northwest Florida resort and seasonal projects across a full range of product lines and a broad spectrum of price points, including several homes and homesites priced at more than $1 million. As we enter the off-season in Northwest Florida, we will continue to closely watch market conditions in preparation for the next selling season that begins in the spring of 2007.

We are committed to long-term value creation, further diversification of our development business and generating land sales over a broader range of uses and price points. Regardless of negative short-term market conditions, we believe that long-term prospects, driven by job growth and coupled with strong in-migration population expansion, will be favorable over the long term.

During the third quarter, we announced that we are exiting the Florida homebuilding business to focus on maximizing the value of our landholdings through place making. For the last several years, we have built homes in our towns in part because there was limited homebuilding capacity in Northwest Florida. As markets in the region have matured, homebuilding capacity from national, regional and local homebuilders has expanded significantly. Under our exit plan, our internal homebuilding operations will wind down over the next 18 months.

We are continuing to develop our relationships with national and regional homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of their developed lots in various communities. These transactions involve land positions in pre-development phases of our communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary housing to the market. We expect national and regional homebuilders to be meaningful customers going forward.

During the third quarter, we also completed a corporate reorganization designed to position our Company for the years ahead. We eliminated certain redundancies among our field and corporate operations, and put in place a regional management structure that will oversee our various product lines within specific geographical areas. Our new organization will facilitate the development of groups of projects with multifaceted real estate product types. As discussed further below, as a result of our exit from Florida homebuilding and corporate reorganization, we recorded a restructuring charge of $13.1 million in the three months ended September 30, 2006.

Forward-Looking Statements

This report includes forward-looking statements, particularly in this Management’s Discussion and Analysis section. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ, possibly materially, from those in the information. Any statements in this report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	the size and number of residential units and commercial buildings;

•	expected development timetables and projected timing for the first sales or closings of homes or home sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the pace at which we release new product for sale;

•	comparisons to historical projects;

•	the amount of dividends we pay; and

•	the number or dollar amount of shares of Company stock which may be purchased under the Company’s existing or future share-repurchase program.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	changes in perceptions or conditions in the national real estate market or the real estate markets in the states and regions in which we operate;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices or availability of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on various regulatory approvals and permits, and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products;

•	the continuing effects of past years’ hurricane disasters on the regional and national economies and current and future demand for our products in Florida;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in these policies during the first nine months of 2006, except for changes related to stock-based compensation, as described below.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, but are not yet in a position to determine its impact.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. FAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of FAS 157 on our consolidated financial statements, but are not yet in a position to determine its impact.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“FAS 158”). FAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Accordingly, we plan to adopt the recognition and disclosure requirements of FAS 158 at December 31, 2006. We are currently evaluating the impact of FAS 158 on our consolidated financial statements, but are not yet in a position to determine its impact.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements. SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative effect adjustment to beginning of year retained earnings. If a cumulative effect adjustment is reported, it must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We do not believe SAB 108 will have a material adverse impact on our financial position or results of operations.

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

Results of Operations

Net income decreased $30.1 million, or 83%, to $6.0 million, or $.08 per diluted share, in the third quarter of 2006, compared to $36.1 million, or $0.47 per diluted share, for the third quarter of 2005. Results for the period ended September 30, 2006 and 2005 reported in discontinued operations include the operations of Advantis Real Estate Services Company (“Advantis”) sold in 2005, and seven commercial buildings sold in 2006 and 2005.

We report revenues from our four operating segments: residential real estate, commercial real estate, land sales, and forestry. Real estate sales are generated from sales of home sites and residential homes, parcels of developed and undeveloped land, and commercial buildings which are not reported as discontinued operations. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate segment. Timber sales are generated from the forestry segment. Other revenues are primarily club operations and management fees from the residential real estate segment.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Difference	% Change	2006	2005	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$149.2	$206.5	$(57.3)	(28)%	$451.9	$593.4	$(141.5)	(24)%
Rental revenues	10.3	8.7	1.6	18	31.0	26.2	4.8	18
Timber sales	7.2	6.2	1.0	16	23.5	21.8	1.7	8
Other revenues	11.4	12.7	(1.3)	(10)	31.6	34.9	(3.3)	(9)

Total	178.1	234.1	(56.0)	(24)	538.0	676.3	(138.3)	(20)

Expenses:
Cost of real estate sales	95.6	132.7	(37.1)	(28)	290.5	380.2	(89.7)	(24)
Cost of rental revenues	4.4	3.2	1.2	37	12.8	10.3	2.5	24
Cost of timber sales	5.3	4.9	0.4	8	17.5	15.1	2.4	16
Cost of other revenues	13.0	10.0	3.0	30	33.3	29.8	3.5	11
Other operating expenses	21.4	18.9	2.5	13	59.7	52.1	7.6	15

Total	$139.7	$169.7	$(30.0)	(18)%	$413.8	$487.5	$(73.7)	(15)%

The decreases in revenues from real estate sales and cost of real estate sales for the three and nine-month periods ended September 30, 2006 compared to 2005 were in each case primarily due to decreased revenues in the residential real estate segment and land sales in the commercial real estate segment. The increases in rental revenues and cost of rental revenues were in each case primarily due to the purchase of a commercial building in the commercial real estate segment in December 2005. Timber revenue increased in the third quarter of 2006 primarily due to increased sales and pricing to the Smurfit-Stone Container Corporation mill, and in the nine-month period ended September 30, 2006 due to increased harvesting of pine for outside customers. Cost of timber revenues increased in each case due to increased logging costs caused primarily by higher fuel prices and road maintenance costs. Other revenues decreased primarily due to a decrease in resale brokerage activity in our residential real estate segment. Other operating expenses increased during the nine months ended September 30, 2006, primarily due to a new regional marketing campaign and increased insurance costs in our residential real estate segment. For further discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, decreased $1.1 million, or 9%, to $11.3 million in the third quarter of 2006, from $12.4 million in the third quarter of 2005. The decrease was primarily due to the recording of pension income (expense) of $0.4 million in the three-month period ended September 30, 2006 compared to $(0.5) million in 2005.

Corporate expense increased $4.3 million, or 12%, to $40.6 million in the first nine months of 2006, from $36.3 million in the first nine months of 2005. The increase was primarily due to increases in stock compensation. Stock compensation increased $4.5 million in the first nine months of 2006 compared to 2005 as a result of the acceleration of restricted stock amortization totaling $1.5 million related to the retirement of our former President and COO, $0.5 million related to other restricted stock amortization and $2.5 million of stock compensation expense recorded under SFAS 123R.

Depreciation and amortization.  Depreciation and amortization increased $0.6 million, or 7%, to $9.6 million in the three-month period ended September 30, 2006 compared to $9.0 million in the three-month period ended September 30, 2005, and $2.0 million, or 7%, to $28.9 million in the first nine months of 2006, compared to $26.9 million in the first nine months of 2005. The increase was primarily due to an increase in depreciation resulting from the purchase of one commercial operating property.

Restructuring charge.  We recorded a restructuring charge of $13.1 million in the three-month period ending September 30, 2006 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $9.5 million related to the write off of previously capitalized homebuilding costs and $3.6 million related to one-time termination benefits.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation accruals and other income. Other income (expense) was $(3.8) million and $(2.1) million for the three-month periods ended September 30, 2006 and 2005, respectively, and $(8.9) million and $(5.0) million for the nine-month periods ended September 30, 2006 and 2005, respectively. Interest expense increased to $5.4 million in the third quarter of 2006 from $3.9 million in the third quarter of 2005 and to $13.7 million in the first nine months of 2006 from $9.3 million in the first nine months of 2005, as a result of an increase in average borrowings in 2006.

Equity in income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates decreased $1.4 million, or 45%, to $1.7 million in the three-month period ended September 30, 2006, compared to $3.1 million in the three-month period ended September 30, 2005. The decrease was primarily due to lower earnings in our investments in Rivercrest and Paseos, which are nearing build out. Equity in income of unconsolidated affiliates decreased $3.3 million, or 31%, to $7.3 million in the nine month period ended September 30, 2006, compared to $10.6 million in the nine month period ended September 30, 2005. The decrease was primarily due to the recording of income in 2005 related to the gain on sale of Deerfield Commons I, L.L.C., which was sold in the second quarter of 2005.

Income tax expense.  Income tax expense, including income tax on discontinued operations, totaled $6.2 million and $21.3 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $21.0 million and $53.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Our effective tax rates were 51% and 37% for the three-month periods ended September 30, 2006 and 2005, respectively, and 42% and 37% for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in the effective tax rate is primarily a result of a reduction in permanent differences related to a special deduction for construction costs and recognizing interest expense on uncertain tax positions as a tax expense.

Discontinued Operations.  Income (loss) from discontinued operations, net of tax, totaled $6.7 million in the quarter ended September 30, 2006 compared to $9.3 million in 2005, and $9.6 million in the nine months ended September 30, 2006, compared to $9.2 million in 2005. See “Commercial Real Estate” below for further detail on discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, primary and seasonal residential communities, primarily on land we own with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee, the state capital. Our residential homebuilding business in North and South Carolina is conducted through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary.

Residential sales have slowed significantly in 2006, particularly in our resort markets, as compared to the more active pace of recent years. We continue to believe it could take until 2008 before a supply-demand balance begins to return. Though slow, there has been some limited activity at our resort communities recently. During the third quarter we’ve seen sales activity at Northwest Florida resort and seasonal projects across a full range of product lines and a broad spectrum of price points, including several homes and home sites priced over $1 million. In addition, we have also introduced new products at lower price points within some of our developments to fill market segments where there is more limited competitive supply.

During the third quarter of 2006, we announced that we are exiting the Florida homebuilding business to focus on maximizing the value of our landholdings through place making. This move was made possible by our expanding relationships with local, regional and national homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various communities. These transactions involve land positions in pre-development phases of our communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary housing to the market. During the period from April 1 through October 31, 2006, we had a total of 1,122 developed home sites and land units under contract or under option with David Weekley Homes and Beazer Homes, of which 985 remain to be closed. We expect national and regional homebuilders to be meaningful customers going forward.

The historical results of RiverCamps on Crooked Creek have been reclassified from the land sales segment to the residential real estate segment to conform to the current period’s presentation.

The table below sets forth the results of operations of our residential real estate segment for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In millions)

Revenues:
Real estate sales	$120.4	$164.0	$372.9	$497.4
Rental revenues	0.6	0.5	1.4	1.2
Other revenues	11.1	12.4	30.9	34.4

Total revenues	132.1	176.9	405.2	533.0

Expenses:
Cost of real estate sales	91.9	120.0	280.1	345.7
Cost of rental revenues	0.6	0.5	1.4	1.2
Cost of other revenues	13.0	10.0	33.3	29.8
Other operating expenses	16.4	13.3	43.4	36.3
Depreciation and amortization	2.9	2.6	8.2	7.4
Restructuring charge	11.9	—	11.9	—

Total expenses	136.7	146.4	378.3	420.4

Other income	0.2	—	1.1	0.1

Pre-tax income (loss) from continuing operations	$(4.4)	$30.5	$28.0	$112.7

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

Profit is deferred on home site sales when required development is not complete at the time of the sale. Currently, we are deferring a portion of profit from home site sales at WaterSound West Beach, SummerCamp and RiverCamps on Crooked Creek. Homesite sales are recorded at the time of closing, but a portion of revenue and gross profit on the sales at those communities is deferred based on required development not yet completed in relation to total required development costs and recognized by the percentage-of-completion method as the work is completed.

Northwest Florida

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. This resort community is planned to include approximately 1,140 units, including a PRC with fractional ownership. From WaterColor’s inception through September 30, 2006, total contracts accepted and closed totaled 869 homes and home sites, including 11 PRC units. Each PRC unit represents eight PRC interests.

WaterSound Beach, located approximately five miles east of WaterColor and situated on approximately 256 acres, includes over one mile of beachfront on the Gulf of Mexico. This resort community is currently entitled to include 511 units. From WaterSound Beach’s inception through September 30, 2006, contracts for 428 units were accepted or closed.

WaterSound West Beach, located over one half mile west of WaterSound Beach on the beach side of County Road 30A, is being designed as a high-end resort community with 199 single-family home sites on approximately 62 acres. From WaterSound West Beach’s inception through September 30, 2006, contracts for 13 units were accepted and closed.

WaterSound, a resort community located approximately three miles from WaterSound Beach, is less than two miles from the Gulf of Mexico and north of U.S. Highway 98 in Walton County. With a proposed 1,432 units of mixed-use development on approximately 2,425 acres. WaterSound is being planned for the pre-retirement and second-home markets with six and nine-hole golf courses along with pools, beach access and other amenities. Sales began in the second quarter of 2006 and contracts for 15 home sites were accepted or closed through September 30, 2006.

Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. From its inception through September 30, 2006, contracts for 449 units were accepted and closed. David Weekley Homes, LLP, a national homebuilder, is building out the last phase of Palmetto Trace.

Hawks Landing is a primary home community in Lynn Haven, in Bay County, on approximately 88 acres. We plan to develop and sell 168 home sites at Hawks Landing to local and national home builders. From its inception through September 30, 2006, contracts for 49 units were accepted or closed.

WindMark Beach is presently planned for 1,662 units along more than 15,000 feet of beachfront near the town of Port St. Joe. During the third quarter, contracts for 25 units were accepted or closed. The realignment of a 3.5-mile segment of U.S. 98 within WindMark Beach was completed and opened to traffic during the third quarter of 2006. Plans for this resort community provide for a public beachfront trail system to be constructed on the previous road bed. Five retail home sites and one beachfront home remain to be sold of the 110 units in the first 80-acre phase. From WindMark Beach’s inception through September 30, 2006, contracts for 125 home sites were accepted and closed.

SouthWood, a primary residential community situated on approximately 3,370 acres in southeast Tallahassee, has land-use entitlements for up to 4,770 residential units and a town center with restaurants, retail shops, and offices. From SouthWood’s inception through September 30, 2006, contracts for 2,055 units were accepted or closed.

SummerCamp is a 499-unit resort development on 762 acres located approximately 45 miles south of Tallahassee in Franklin County on the Gulf of Mexico. From its inception through September 30, 2006, contracts for 76 units were accepted or closed.

RiverCamps are planned developments in rustic settings, enhanced with amenities that may include docks, pools and community river houses. The first of potentially several RiverCamps developments is RiverCamps on Crooked Creek situated on approximately 1,491 acres in western Bay County, bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The development is planned to include 408 units on approximately 1,491 acres. From inception through September 30, 2006, contracts for 182 units have been accepted or closed at RiverCamps on Crooked Creek.

Northeast Florida

Development continued during the third quarter at RiverTown, a primary community which is planned for 4,500 units on 4,170 acres located in St. Johns County, south of Jacksonville, with more than 3.5 miles of frontage on the St. Johns River. Home site sales are currently expected to start in 2007.

St. Johns Golf & Country Club is a primary residential community located on approximately 880 acres in St. Johns County, Florida. The community is planned to include approximately 799 housing units and an 18-hole golf course. From its inception through September 30, 2006, contracts for 781 units were accepted or closed.

Central Florida

Victoria Park is situated on 1,859 acres in Deland between Daytona Beach and Orlando. Plans include approximately 4,200 primary residences built among parks, lakes and conservation areas. From Victoria Park’s inception through September 30, 2006, contracts for 1,111 units were accepted or closed.

Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired. Current plans include approximately 616 primary residential units. From Artisan Park’s inception through September 30, 2006, contracts for 531 units were accepted or closed.

We manage and own 50% of the joint ventures developing Rivercrest and Paseos, two primary residential communities. Sales are substantially complete at both communities. Rivercrest is a 1,382-unit primary residential community located near Tampa, and Paseos is a 325-unit primary residential community situated on 175 acres in Jupiter. Closing of the final units at Paseos are expected this year and at Rivercrest in early 2007.

Southwest Florida

Infrastructure construction has started on SevenShores, formerly known as Perico Island. Located in the City of Bradenton in Manatee County, SevenShores is entitled for 686 condominium units on 192 acres, with a club house, related amenities, and access to a marina. Sales began in May 2006 with contracts for nine units accepted. During the third quarter, site work continued at SevenShores to prepare for this market’s selling season that begins in the fourth quarter of 2006. Vertical construction will not commence at SevenShores until internally set presale requirements are satisfied.

North and South Carolina

We build homes in primary residential communities in Charlotte and Raleigh, North Carolina and in Charleston, South Carolina through our wholly owned subsidiary Saussy Burbank. We currently own 565 home sites upon which Saussy Burbank will sell and construct homes. Currently there are 245 contracts for such homes. Saussy Burbank also has contracts to acquire an additional 863 home sites.

Three Months Ended September 30

Real estate sales include sales of homes and home sites, as well as sales of land. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home sites:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Homes	Home Sites	Total	Homes	Home Sites	Total
			(Dollars in millions)

Sales	$99.9	$20.4	$120.3	$134.9	$29.1	$164.0
Cost of sales:
Direct costs	70.2	8.2	78.4	94.8	6.4	101.2
Selling costs	5.0	0.5	5.5	7.0	1.0	8.0
Other indirect costs	7.2	0.8	8.0	10.0	0.8	10.8

Total cost of sales	82.4	9.5	91.9	111.8	8.2	120.0

Gross profit	$17.5	$10.9	$28.4	$23.1	$20.9	$44.0

Gross profit margin	18%	53%	24%	17%	72%	27%

The overall decreases in real estate sales, gross profit and gross profit margin were due primarily to a lower volume of primary homes closed in various communities, and decreased home site closings in our Northwest Florida resort communities.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	4	$4.8	$4.1	$0.7	1	$0.8	$0.7	$0.1
Multi-family homes	—	—	—	—	39	1.4	1.6	(0.2)
Home sites	28	11.2	4.7	6.5	88	25.1	6.6	18.5
Primary
Single-family homes	54	15.9	13.2	2.7	78	20.9	17.1	3.8
Townhomes	—	—	—	—	38	6.1	5.3	0.8
Home sites	39	2.3	1.3	1.0	33	2.3	1.6	0.7
Northeast Florida:
Primary
Single-family homes	16	9.0	7.2	1.8	32	13.8	10.4	3.4
Home sites	—	—	—	—	12	0.9	0.2	0.7
Central Florida:
Primary
Single-family homes	48	20.4	15.3	5.1	85	27.1	20.8	6.3
Multi-family homes	35	4.2	2.6	1.6	32	10.9	8.5	2.4
Townhomes	2	0.6	0.5	0.1	3	1.2	0.9	0.3
Home sites	67	6.9	3.7	3.2	5	0.8	(0.2)	1.0
North and South Carolina:
Primary
Single-family homes	148	43.9	38.3	5.6	195	52.7	46.5	6.2
Townhomes	6	1.1	1.0	0.1	—	—	—	—

Total	447	$120.3	$91.9	$28.4	641	$164.0	$120.0	$44.0

In Northwest Florida, our current resort and seasonal communities include WaterColor, WaterSound Beach, WaterSound West Beach, WaterSound, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp, while current primary communities include Hawks Landing, Palmetto Trace, The Hammocks, SouthWood and Port St. Joe primary housing. In Northeast Florida the only current primary community is St. Johns Golf and Country Club. Current Central Florida communities include Artisan Park and Victoria Park, both of which are primary. North and South Carolina include Saussy Burbank’s primary communities in Charlotte, Raleigh and Charleston.

In our Northwest Florida resort communities, closed units, revenues and gross profit decreased significantly in the third quarter of 2006 compared to the third quarter of 2005 as the demand for resort residential product has decreased. The gross profit from home site sales decreased to $6.5 million in the third quarter of 2006 from $18.5 million in the same quarter last year due primarily to decreases in the number of home sites closed in SummerCamp, RiverCamps on Crooked Creek, WaterColor and WaterSound Beach. The decreases resulting from these reduced closings were partially offset by increased closings in WaterSound and WindMark Beach as sales of these home sites commenced in the second and third quarters of 2006, respectively. No revenues or gross profit were recognized from the multi-family residences in the third quarter of 2006, compared to $1.4 million and $(0.2) million, respectively, in the third quarter of 2005, due to the percentage-of-completion profit recognition on the multi-family residences at WaterSound Beach which were completed in 2005. The overall loss on multi-family residences in the third quarter of 2005 was due to an increase in construction costs as construction of these buildings neared completion.

Since required development was not complete at WaterSound West Beach, SummerCamp and RiverCamps on Crooked Creek at the time home sites were closed in these communities, percentage of completion accounting was used. As a result, at SummerCamp, for the home sites closed in the quarter ended September 30, 2006, $0.4 million in revenue and $0.2 million of gross profit was deferred. There were no home sites closed in the quarter ended September 30, 2006 at WaterSound West Beach. At RiverCamps on Crooked Creek, less than $0.1 million in revenue and gross profit was deferred on home sites closed during the third quarter of 2006. From project inception to date, WaterSound West Beach has remaining unrecognized deferred profit of $1.9 million, substantially all of which we expect to recognize by the end of 2007. RiverCamps on Crooked Creek has remaining unrecognized deferred profit of $3.2 million, substantially all of which we expect to recognize by the end of 2006 as the required infrastructure is completed. SummerCamp has remaining unrecognized deferred profit of $8.0 million, all of which we expect to recognize over the next several years.

In our Northwest Florida primary communities, closed units, revenues and gross profit decreased in the third quarter of 2006 compared to the third quarter of 2005 due primarily to the reduced inventory of homes and townhomes available for sale. The gross profit from single-family home sales decreased to $2.7 million in the third quarter of 2006 from $3.8 million in the third quarter of 2005, due primarily to no units closing in Palmetto Trace, as there is only a limited amount of housing product remaining for sale in that community. Townhome revenues and the number of townhomes closed decreased in the third quarter of 2006 as compared to the same period in 2005, as we have closed on most of the townhomes previously offered for sale in these communities.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in the third quarter of 2006 as compared to the third quarter of 2005 as a result of a lack of product availability. St. Johns Golf and Country Club is nearing its completion in early 2007, while James Island and Hampton Park were completed during 2005. Future home site product will become available in Northeast Florida at RiverTown, with sales expected to begin in 2007.

In our Central Florida communities, closed units, revenues and gross profit on single-family homes decreased in the third quarter of 2006 due to the decrease in the number of units closed. This unfavorable variance was partially offset by an increase in the average prices of the homes closed. Gross profit margin recognized using percentage-of-completion accounting on multi-family residences increased to 38% in the third quarter of 2006 from 22% in the third quarter of 2005 due primarily to our ability to raise prices to more than offset increased construction costs. Home site revenues and gross profit increased in the third quarter of 2006 compared with the same period in 2005 due to an increase in the number of units closed in Victoria Park resulting from our relationship with David Weekley Homes.

In our North and South Carolina communities, closed units, revenues and gross profit on single-family home sales decreased in the third quarter of 2006 due a decrease in the number of units closed partially offset by an increase in the average sales price. The average price of a home closed in the third quarter of 2006 was $297,000 compared to $270,000 in the third quarter of 2005.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $11.1 million in the third quarter of 2006 with $13.0 million in related costs, compared to revenues totaling $12.4 million in the third quarter of 2005 with $10.0 million in related costs. The decrease in other revenues and related gross profit of other revenues was primarily due to the decrease in resale brokerage activity and increased resort costs. An increase in costs, including salaries and salary related costs, in the Northwest Florida resort operations also contributed to the decrease in the gross profit associated with other revenues. Certain of these costs were associated with new operations in WaterSound Beach during 2006.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased to $16.4 million in the third quarter of 2006 from $13.3 million in the third quarter of 2005 due primarily due to increased marketing costs associated with a regional brand campaign, increased project administration expenses resulting from new projects at SevenShores, RiverTown and the second phase of WindMark Beach, and increased insurance costs.

We recorded a restructuring charge in our residential real estate segment of $11.9 million in the three-month period ending September 30, 2006 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $9.5 million related to the write off of previously capitalized homebuilding costs and $2.4 million related to one-time termination benefits.

Nine Months Ended September 30

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home sites:

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Homes	Home Sites	Total	Homes	Home Sites	Total
			(Dollars in millions)

Sales	$334.3	$38.5	$372.8	$378.1	$119.0	$497.1
Cost of sales:
Direct costs	224.5	13.9	238.4	268.2	23.9	292.1
Selling costs	16.8	1.1	17.9	19.8	4.1	23.9
Other indirect costs	22.4	1.4	23.8	26.9	2.6	29.5

Total cost of sales	263.7	16.4	280.1	314.9	30.6	345.5

Gross profit	$70.6	$22.1	$92.7	$63.2	$88.4	$151.6

Gross profit margin	21%	57%	25%	17%	74%	30%

The overall decrease in real estate sales, gross profit and gross profit margin was primarily due to a decrease in the number of home sites closed, a lack of revenue recognition from multi-family homes in our Northwest Florida resort communities, and a decrease in the number of single-family homes closed in Northeast Florida.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	11	$11.5	$9.0	$2.5	3	$2.3	$1.9	$0.4
Multi-family homes	—	—	—	—	39	20.4	12.7	7.7
Private Residence Club	—	—	—	—	1	0.3	0.1	0.2
Home sites	52	22.1	8.3	13.8	248	102.2	22.6	79.6
Primary
Single-family homes	183	56.1	44.2	11.9	225	56.1	47.4	8.7
Townhomes	43	6.7	5.4	1.3	108	16.3	14.3	2.0
Home sites	94	6.5	3.0	3.5	75	6.8	4.1	2.7
Northeast Florida:
Primary
Single-family homes	47	25.1	19.1	6.0	106	43.1	33.6	9.5
Home sites	6	1.0	0.4	0.6	32	2.1	0.7	1.4
Central Florida:
Primary
Single-family homes	150	68.2	46.2	22.0	259	76.1	63.1	13.0
Multi-family homes	100	26.1	17.0	9.1	32	34.7	26.7	8.0
Townhomes	48	13.6	11.5	2.1	4	1.7	1.4	0.3
Home sites	77	9.0	4.7	4.3	45	7.9	3.3	4.6
North and South Carolina:
Primary
Single-family homes	447	125.8	110.3	15.5	502	127.1	113.6	13.5
Townhomes	6	1.1	1.0	0.1	—	—	—	—

Total	1,264	$372.8	$280.1	$92.7	1,679	$497.1	$345.5	$151.6

In our Northwest Florida resort communities, units closed, revenues and gross profit decreased in 2006 compared to the same period last year due to a significant decrease in the number of home sites closed in SummerCamp, RiverCamps on Crooked Creek, WaterColor and WaterSound Beach. The decreases resulting from these reduced closings were partially offset by increased closings in WaterSound and WindMark Beach as sales in these communities commenced in the second and third quarters of 2006, respectively. No revenues or gross profit were recognized from multi-family residences during the nine-month period ended September 30, 2006, compared to $20.4 million and $7.7 million, respectively, during the same period in 2005, due to the percentage-of-completion profit recognition on the multi-family residences at WaterSound Beach, which were completed in 2005. These decreases were partially offset by increased closings and revenues from single-family homes in Watercolor and WaterSound Beach.

Since required development was not complete at WaterSound West Beach, SummerCamp and RiverCamps on Crooked Creek at the time home sites were closed in these communities, percentage of completion accounting was used. As a result, for home sites closed in 2006 at WaterSound West Beach, we deferred $0.4 million in revenue and $0.3 million of gross profit. At SummerCamp, for home sites closed in 2006, we deferred $1.4 million in revenue and $0.9 million of gross profit. At RiverCamps on Crooked Creek, $0.3 million in revenue and $0.2 million of gross profit was deferred on home sites closed during 2006. From project inception to date, WaterSound West Beach has remaining unrecognized deferred profit of $1.9 million, substantially all of which we expect to recognize by the end of 2007. RiverCamps on Crooked Creek has remaining unrecognized deferred profit of $3.2 million, substantially all of which we expect to recognize by the end of 2006 as the required infrastructure is completed. SummerCamp has remaining unrecognized deferred profit of $8.0 million, all of which we expect to recognize over the next several years.

In our Northwest Florida primary communities, overall gross profit increased to $16.7 million in 2006 from $13.4 million in 2005 due primarily to increased sales prices, despite a reduction in the number of units closed. The gross profit from single-family home sales increased to $11.9 million in 2006 from $8.7 million in 2005 primarily due to an increase in the average sales price of homes closed in Palmetto Trace and SouthWood. Townhome revenues and the number of townhomes closed decreased in 2006 as compared to 2005 as we have closed on most of the townhomes previously offered for sale in these communities. Home site closings and gross profit increased in 2006 compared with 2005 due primarily to increased closings in Palmetto Trace and Hawks Landing resulting from our expanding relationships with the national and regional homebuilders, although the average price of the home sites closed decreased, reflecting a change in the mix of product sold.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in 2006 as compared to 2005 as a result of a lack of product availability. St. Johns Golf and Country Club is nearing its completion in early 2007, while James Island and Hampton Park were completed during 2005. Future home site product will become available in Northeast Florida at RiverTown, with sales expected to begin in 2007.

In our Central Florida communities, the gross profit on single-family home sales increased to $22.0 million in 2006 from $13.0 million in 2005 despite unit closings decreasing to 150 in 2006 from 259 during the same period last year. The increase was a result of our ability to achieve stronger pricing on contracts entered into in these communities last year. Gross profit percentages recognized using percentage-of-completion accounting on multi-family residences increased to 35% in 2006 from 23% in 2005 due primarily to our ability to raise prices to more than offset increased construction costs. Home site closings and revenue increased in 2006 compared with 2005 in our Victoria Park community due primarily to third quarter sales to David Weekley Homes, while increased sales of townhomes during 2006 resulted in increased revenues and gross profit of $11.9 million and $1.8 million, respectively, as compared to 2005.

In our North and South Carolina communities, the gross profit on single-family home sales increased to $15.5 million in 2006 from $13.5 million in 2005 due primarily to price increases on comparable homes. The average price of a home closed in 2006 was $281,000 compared to $253,000 in 2005.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $30.9 million in 2006 with $33.3 million in related costs, compared to revenues totaling $34.4 million in 2005 with $29.8 million in related costs. The decrease in other revenues was primarily due to the decrease in resale brokerage activity. This reduction in activity also contributed to the decrease in gross profits associated with other revenues. An increase in costs, including salaries and salary related costs, in the Northwest Florida resort operations was the primary cause for the decrease in the gross profit associated with other revenues in 2006 compared to 2005. Certain of these costs were associated with new operations in WaterSound Beach during 2006.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased to $43.4 million in 2006 from $36.3 million in 2005 due to increased marketing costs associated with a regional brand campaign, increased project administration expenses resulting from new projects at SevenShores, RiverTown and the second phase of WindMark Beach, and increased insurance costs.

We recorded a restructuring charge in our residential real estate segment of $11.9 million in the three-month period ending September 30, 2006 in connection with our exit from our Florida homebuilding business and corporate reorganization. The charge included $9.5 million related to the write off of previously capitalized homebuilding costs and $2.4 million related to one-time termination benefits.

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office and commercial uses. We sell and develop commercial retail land and provide opportunities for national and regional retailers in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family for-sale and for-rent projects.

The table below sets forth the results of operations of our commercial real estate segment for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In millions)

Revenues:
Real estate sales	$12.4	$26.1	$20.5	$51.8
Rental revenues	9.8	8.2	29.6	25.0
Other revenues	0.3	0.3	0.7	0.5

Total revenues	22.5	34.6	50.8	77.3

Expenses:
Cost of real estate sales	2.4	10.8	5.6	28.6
Cost of rental revenues	3.9	2.6	11.4	9.0
Other operating expenses	1.8	2.1	6.1	6.9
Depreciation and amortization	4.9	4.3	15.6	13.0
Restructuring charge	0.2	—	0.2	—

Total expenses	13.2	19.8	38.9	57.5

Other income (expense)	(1.6)	(0.6)	(3.3)	(2.2)

Pre-tax income from continuing operations	$7.7	$14.2	$8.6	$17.6

Real Estate Sales.  Land sales included the following:

	Number of	Acres	Gross	Gross Price			Pre-Tax Gain
Land	Sales	Sold	Proceeds	per Acre	Revenue		on Sales
			(In millions)	(In thousands)	(In millions)		(In millions)

Three Months Ended September 30, 2006:
Northwest Florida	7	53	$10.8	$204.0	$12.4	(a)	$10.0	(a)
Other	—	—	—	—	—		—

Total/Average	7	53	10.8	204.0	12.4	(a)	10.0	(a)

Three Months Ended September 30, 2005:
Northwest Florida	11	133	$19.2	144.0	17.4	(c)	13.4	(c)
Other	3	19	8.7	454.0	8.7		1.9

Total/Average	14	152	27.9	183.0	26.1		15.3

Nine Months Ended September 30, 2006:
Northwest Florida	18	70	$22.4	$292.6	$20.5	(b)	$14.9	(b)
Other	—	—	—	—	—		—

Total/Average	18	70	22.4	292.6	20.5	(b)	14.9	(b)

Nine Months Ended September 30, 2005:
Northwest Florida	30	199	$26.8	115.2	25.0	(c)	18.3	(c)
Other	7	252	26.8	77.7	26.8		4.6

Total/Average	37	451	$53.6	$90.0	$51.8		$22.9

(a)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $1.6 million and $0.8 million, respectively.

(b)	Net of deferred revenue and gain on sales of $1.9 million and $0.2 million, respectively.

(c)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $1.8 million and $1.4 million, respectively, for the three months and nine months ended September 30, 2005.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Pricing increased in the third quarter and year-to-date 2006 compared to 2005 quarter and year-to-date for office and light industrial land with average pricing at our Commerce Parks at $170,000 per acre and $186,000 per acre in the third quarter and year-to-date 2006, compared with average pricing of $117,000 per acre and $130,000 per acre in the third quarter and year-to-date 2005.

In the third quarter of 2006, we closed the sales of one multi-family parcel and one office parcel totaling 28.8 acres in Bay County for $6.1 million and $6.0 million of pre-tax gain.

The table below summarizes the status of our commerce parks throughout Northwest Florida at September 30, 2006.

Commerce Parks
September 30, 2006

			Acres
		Project	Sold/Under	Current Asking Price
	County	Acres	Contract	per Acre

Existing and Under Construction:
South Walton Commerce	Walton	39	21	$300,000 - 450,000
Beach Commerce	Bay	157	149	200,000 - 500,000
Beach Commerce II	Bay	112	11	200,000 - 250,000
Nautilus Court	Bay	11	4	523,000 - 610,000
Port St. Joe Commerce II	Gulf	39	9	65,000 - 135,000
Airport Commerce	Leon	45	2	75,000 - 260,000
Hammock Creek Commerce	Gadsden	165	27	50,000 - 150,000
Predevelopment:
Cedar Grove Commerce	Bay	51	—	90,000 - 110,000
Mill Creek Commerce	Bay	37	—	30,000 - 40,000

Total		656	223

Rental Revenues.  Rental revenues generated by our commercial real estate segment on owned operating properties increased $1.6 million, or 20%, for the third quarter 2006 compared to the third quarter 2005, and $4.6 million, or 18%, year-to-date 2006 compared to year-to-date 2005. Both increases were primarily due to the acquisition of one building in December of 2005, with approximately 225,000 rentable square feet. The nine months ended September 30, 2006 also included recognition of $0.8 million of termination fee revenue related to three tenants terminating their leases prior to the expiration date and which were recognized in the first quarter 2006. Cost of rental revenues increased $1.3 million, or 50%, for the third quarter 2006 compared to the third quarter 2005 and $2.4 million, or 27%, year-to-date 2006 compared to year-to-date 2005, primarily due to the building acquisition and increased operating costs.

This segment’s results from continuing operations included rental revenues and cost of rental revenues from 20 rental properties with 2.3 million total rentable square feet in service at September 30, 2006, and 19 rental properties with 2.1 million total rentable square feet in service at September 30, 2005.

Further information about commercial income producing properties owned is presented in the table below.

	September 30, 2006			September 30, 2005
		Net			Net
	Number of	Rentable	Percentage	Number of	Rentable	Percentage
	Properties	Square Feet	Leased	Properties	Square Feet	Leased

Buildings purchased with tax-deferred proceeds by location:
Florida
Jacksonville	1	136,000	83%	1	136,000	69%
Northwest Florida	3	156,000	100	3	156,000	95
Orlando	2	317,000	94	2	317,000	71
Atlanta	8	1,289,000	77	8	1,289,000	73
Virginia	3	354,000	96	2	129,000	96

Subtotal/Average	17	2,252,000	84%	16	2,027,000	76%

Development property:
Florida
Northwest Florida	3	67,000	98%	3	67,000	95%

Subtotal/Average	3	67,000	98%	3	67,000	95%

Total/Average	20	2,319,000	85%	19	2,094,000	76%

In 2005 the sole tenant in a building in Virginia opted for early termination effective February 21, 2007. In the second quarter of 2006, an amendment was executed extending the lease expiration until February 28, 2008. At this time a replacement tenant has not yet been obtained. We are continuing to aggressively market the vacant spaces in Atlanta and Virginia.

Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $4.9 million compared to $4.3 million for the three months ended September 30, 2006 and 2005, respectively, and $15.6 million compared to $13.0 million for the nine months ended September 30, 2006 and 2005, respectively, due to the building placed in service in December 2005.

Discontinued Operations.  Discontinued operations related to this segment for the nine months ended September 30, 2006 include the sale and results of operations of three commercial buildings sold in 2006. Discontinued operations for the nine months ended September 30, 2005 include those three buildings, the sale and results of operations of four commercial buildings sold in 2005, and the sale and results of operations of Advantis sold in 2005.

Building sales included in discontinued operations for 2006 consisted of the following:

•	The sale of One Crescent Ridge, with net rentable square feet of 158,000 in Charlotte, North Carolina, on September 29 for proceeds of $31.3 million and a pre-tax gain of $10.6 million;

•	The sales of Prestige Place One & Two, with net rentable square feet of 147,000 in Tampa, Florida sold on June 28 for proceeds of $18.1 million and a pre-tax gain of $4.4 million.

Building sales included in discontinued operations for 2005 consisted of the following:

•	1133 20th Street, with 119,000 net rentable square feet in Washington, DC, sold on September 29 for proceeds of $46.9 million and a pre-tax gain of $19.7 million;

•	Lakeview, with 127,000 net rentable square feet in Tampa, Florida sold on September 7 for proceeds of $18.0 million and a pre-tax gain of $4.1 million;

•	Palm Court, with 62,000 net rentable square feet in Tampa, Florida sold September 7 for proceeds of $7.0 million and a pre-tax gain of $1.8 million; and

•	Harbourside, with 153,000 net rentable square feet in Clearwater, Florida sold December 14 for proceeds of $21.9 million and a pre-tax gain of $5.2 million.

On September 7, 2005, we sold Advantis for $11.4 million (including $7.5 million in notes receivable from the purchaser) at a pre-tax loss of $9.9 million. Under the terms of the sale, we continue to use Advantis to manage certain commercial properties and also involve Advantis in certain sales of our land.

Land Sales

Our land sales segment markets for sale large tracts of former timberland for a variety of rural recreational and residential uses. We develop and sell a range of products on this land, including Wire Grass Preserves, Florida Wild, and Woodlands. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our land sales segment for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In millions)

Revenues:
Real estate sales	$16.4	$16.4	$58.4	$44.1

Expenses:
Cost of real estate sales	1.3	2.0	4.7	6.0
Other operating expenses	2.5	2.7	8.2	6.7
Depreciation and amortization	0.1	—	0.2	0.1
Restructuring charge	0.3	—	0.3	—

Total expenses	4.2	4.7	13.4	12.8

Other income (expense)	0.1	—	0.8	0.2

Pre-tax income from continuing operations	$12.3	$11.7	$45.8	$31.5

Rural land sales activity for the three-month and nine-month periods ended September 30, 2006 and 2005 was as follows:

	Number of	Number of	Average Price	Gross
	Sales	Acres	per Acre	Sales Price	Gross Profit
				(In millions)	(In millions)

Three Months Ended:
September 30, 2006	20	4,029	$4,070	$16.4	$15.1
September 30, 2005	32	6,437	$2,545	$16.4	$14.4
Nine Months Ended:
September 30, 2006	69	17,479	$3,341	$58.4	$53.7
September 30, 2005	108	19,848	$2,225	$44.2	$38.1

Woodlands

Sales of Woodlands totaled $7.2 million for 2,127 acres at an average price of $3,400 per acre in the third quarter of 2006 compared to $13.2 million for 6,326 acres at an average price of $2,100 per acre in the third quarter of 2005. Sales of Woodlands totaled $30.6 million for 12,240 acres at an average price of $2,500 per acre in the nine month period ending September 30, 2006 compared to $32.5 million for 18,071 acres at an average price of $1,798 per acre in the nine month period ending September 30, 2005. We believe the trend of fewer and larger transactions, with higher per-acre pricing, will continue in the near term.

FloridaWild

Sales of Florida Wild totaled $5.0 million for 1,783 acres at an average price of $2,804 per acre in the third quarter of 2006. Sales of Florida Wild totaled $17.5 million for 4,692 acres at an average price of $3,730 per acre in the nine month period ending September 30, 2006. These results include the second quarter sale of 2,590 acres along the St. Marks River for a new state park. The parcel sold for $10.6 million, or approximately $4,093 per acre.

Other

During the third quarter of 2006, we sold 119 acres to small developers and local businesses for $4.2 million, or an average of $35,300 per acre, compared to 22 acres for $2.0 million, or an average of $90,900 per acre in the third quarter of 2005. During the nine month period ended September 30, 2006, we sold 547 acres to small developers and local businesses for $10.3 million, or an average of $18,830 per acre, compared to 94 acres for $4.8 million, or an average of $51,000 per acre during the nine month period ended September 30, 2005.

Average sales prices per acre and the number of sales can vary significantly from one period to another based on the characteristics of each parcel being sold and the number and size of parcels offered for sale.

The historical results of RiverCamps on Crooked Creek have been reclassified from the land sales segment to the residential real estate segment to conform to the current periods presentation.

Forestry

The table below sets forth the results of operations of our forestry segment for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In millions)

Revenues:
Timber sales	$7.2	$6.2	$23.5	$21.8

Expenses:
Cost of timber sales	5.2	4.9	17.4	15.1
Other operating expenses	0.6	0.6	1.8	1.7
Depreciation and amortization	0.7	1.0	2.3	3.2

Total expenses	6.5	6.5	21.5	20.0

Other income (expense)	0.7	1.0	2.4	2.4

Pre-tax income from continuing operations	$1.4	$0.7	$4.4	$4.2

Three Months Ended September 30

Total revenues increased $1.0 million, or 16%, in the third quarter of 2006 compared to 2005. Total sales under the fiber agreement with Smurfit-Stone Container Corporation were $3.3 million (172,000 tons) in 2006 and $2.9 million (167,000) in 2005. The increase in revenue was attributed to higher sales price per ton under the terms of the agreement, and an increase in harvest tons. Sales to other customers totaled $2.7 million (166,000 tons) in 2006 as compared to $2.1 million (128,000 tons) in 2005. The increase in sales to other customers was due to an increase in harvested tons attributable to dry weather and an increase in price per ton. Revenues from the cypress mill operation were $1.3 million in 2006 and $1.2 million in 2005.

Cost of timber sales for the third quarter of 2006 increased $0.3 million, or 6%, when compared to 2005. The increase in cost of sales was due to increased logging costs caused by higher diesel fuel prices, increased road maintenance expense and property taxes. Cost of sales for the cypress mill operation was $1.0 million in 2006 and $1.1 million in 2005.

Nine Months Ended September 30

Total revenues increased $1.7 million, or 8%, in the nine-month period ended September 30, 2006 compared to 2005. Sales under the fiber agreement were $9.8 million (521,000 tons) in 2006 and $9.1 million (511,000 tons) in 2005. Sales to other customers totaled $9.2 million (491,000 tons) in the first nine months of 2006 as compared to $7.7 million (419,000 tons) in 2005. The increase in revenue and tons for outside customers was due to the harvesting of more pine products because of the dry weather this year. Revenues for the cypress mill operation were $4.5 million in 2006 and $5.0 million in 2005. The decrease in cypress mill revenues was due to decreased lumber sales as a result of lower housing sales and lower mulch sales due to lack of customer demand for our product.

Cost of sales for the forestry segment increased $2.3 million in 2006 compared to 2005. The 2006 increase in cost of sales was due to increased logging costs caused by an increase in diesel fuel prices, increased road maintenance expense and property taxes. Cost of sales for the cypress mill operation was $3.9 million in 2006 and $3.8 million in 2005.

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

Management believes that our financial condition is strong and that our cash, real estate and other assets, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the continued investment in real estate developments. In light of current real estate market conditions, however, we have significantly adjusted our capital investment plans and continue to evaluate the appropriateness of our plans. We have also adjusted downward the range we expect to spend for our repurchase and dividend program from the previously anticipated range of $125 million to $175 million for the year to $100 million to $125 million. We will continue to monitor near-term real estate market conditions and will be prudent in our share repurchases while the real estate market remains soft. If our liquidity were not adequate to fund operating requirements, capital development, stock repurchase and dividend payments, we would have various alternatives to change our cash flow, including reducing our stock repurchase program, reducing dividends, altering the timing of our development projects and/or selling existing assets.

Cash Flows from Operating Activities

Net cash (used in) provided by operations was ($217.7) million during the first nine months of 2006 compared to $147.3 million in 2005. During such periods, expenditures relating to our residential real estate segment were $492.2 million and $378.7 million, respectively. Expenditures for operating properties in the first nine months of

2006 and 2005 totaled $24.7 million and $21.3 million, respectively, and were made up of commercial land development and residential club and resort property development. The changes in other tax related balance sheet accounts is primarily related to the payment of $107.0 million in estimated tax payments related to the 2006 tax year in the first nine months of 2006. These significant tax payments were primarily attributable to the recognition of previously deferred gains on land sales and involuntary conversions, which have now met the criteria for recognition in our 2006 tax return. We expect to make significant estimated tax payments next year, but not at the same level as those in 2006.

The expenditures for operating activities relating to our residential real estate and commercial real estate segments are primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. In 2006, approximately 40-45% of these expenditures are for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home upon completion of construction. Due to our recently announced exit from Florida homebuilding, we expect a significant reduction in construction expenditures related to single-family homes after we finish the homes currently under construction in Florida. Total expenditures for single-family home construction in the future is expected to decline significantly and the resulting percentage of total expenditures may significantly change depending on the total amount of non-homebuilding construction activity in future periods.

Over the next several years, our need for cash for operations will increase as development activity increases. During 2006 and 2007, we will have five new residential communities under development which will require significant up-front capital investment. As a result, we expect new construction spending for these five projects to total approximately $150 million through the third quarter of 2007. We believe this represents the bulk of the investment capital necessary to ready the initial phase of product for sale in these communities. In addition to cash needed for increased development costs, we expect to make significant cash payments of income taxes, including deferred taxes, in future years. The payments of significant federal income taxes will be primarily attributable to the recognition of previously deferred gains on land sales and involuntary conversions.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities in the first nine months of 2006 was $36.4 million compared to $(33.1) million in 2005, and primarily included proceeds of $48.0 million and $65.6 million related to the sale of discontinued operations in 2006 and 2005, respectively, and $88.1 million of investments in real estate in 2005.

Net cash used in investing activities in the first nine months of 2005 includes the purchases of 16 acres of property in Manatee County, Florida, for $18.0 million and 47,303 acres of land in southwest Georgia for $57.5 million, in tax-deferred like-kind exchanges.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million and $11.6 million in the first nine months of 2006 and 2005, respectively.

We have approximately $95.9 million of debt maturing in the remainder of 2006, of which $95.0 million is the total of LIBOR based contracts under the senior revolving credit facility (the “credit facility”). We have a $250 million senior revolving credit facility, which matures on July 31, 2009. During the first nine months of 2006, we borrowed $95.0 million on the credit facility, net of repayments. At December 31, 2005, there was no outstanding balance. The credit facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. Management believes the Company was in compliance with the covenants at September 30, 2006.

We have issued senior notes (“senior notes”) in private placements with an outstanding principal amount of $407.0 million at September 30, 2006 and December 31, 2005. These senior notes include financial performance covenants similar to those in the credit facility. In July 2006, we entered into an amendment agreement with the 2002 noteholders that modifies certain financial covenants. The amendment, when effective, will provide increased leverage capacity along with increased flexibility in maintaining minimum net worth levels, one subsequent effect of which is to provide additional flexibility regarding distributions to shareholders. The effectiveness of the covenant modifications is subject to certain conditions, including prepayment of our $100 million outstanding 2004 senior notes. We have also entered into a loan agreement to provide a separate source of financing to repay the 2004 senior notes. On October 16, 2006, prepayment notice was given to the 2004 noteholders. The Company expects to prepay these notes on November 15, 2006 and expects the amendment to the 2002 senior notes to become effective on or about the same date.

The proceeds of the senior notes and credit facility are being used to finance development and construction projects as well as for general corporate purposes. Based on current projections, the potential exists for a meaningful increase in debt during 2007.

We have used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at five of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $33.8 million and $14.7 million of this obligation as of September 30, 2006 and December 31, 2005, respectively.

Through September 30, 2006, our Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of our outstanding common stock from shareholders (the “Stock Repurchase Program”), of which $103.8 million remained available at September 30, 2006. From the inception of the Stock Repurchase Program through September 30, 2006, we have repurchased 27,945,611 shares. During the nine month periods ended September 30, 2006 and 2005, we repurchased 948,200 and 842,400 shares, respectively. In the first nine months of 2006, $49.7 million was expended as part of the Stock Repurchase Program compared to $63.7 million in the first nine months of 2005. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. We are mindful of the challenges presented by the current operating environment and believe it is prudent to take a deliberate and measured approach regarding share repurchase activity over the near term until the depth and duration of the current downturn in the residential market is more readily discernible. For the full year ended December 31, 2006, we expect to spend $100 million to $125 million for our repurchase and dividend program, down from the previously anticipated range of $125 million to $175 million for the year.

Executives have surrendered a total of 2,179,743 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and taxes due on vested restricted stock. During the nine-month periods ended September 30, 2006 and 2005, 74,601 shares worth $3.6 million and 63,480 shares worth $4.5 million, respectively, were surrendered by executives, of which $3.6 million and $2.0 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

As discussed above in Recently Issued Accounting Standards, we adopted SFAS 123R effective January 1, 2006. In accordance with SFAS 123R, we recorded an excess tax benefit of $2.7 million related to share-based compensation in financing cash flows in nine-month period ended September 30, 2006.

Off-Balance Sheet Arrangements

We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments

We had contractual purchase obligations of $147.6 million outstanding at September 30, 2006, of which $25.1 million is due in less than one year and $122.5 million is due in 1-3 years. The aggregate reported purchase obligations include individual contracts in excess of $2.0 million.

We had increased debt obligations of $95.0 million outstanding at September 30, 2006, related to our senior revolving credit facility, all of which is due in less than one year.

There have been no other material changes to our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2005, during the first nine months of 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, the balance outstanding under our senior revolving credit facility was $95.0 million. This debt accrues interest at different rates based on the timing of the loan contracts under the facility and our preferences, but generally will be based on either one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of each contract. The debt potentially subjects us to interest rate risk relating to the change in LIBOR rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. If LIBOR had been 100 basis points higher or lower throughout the nine months ended September 30, 2006, the effect on net income over the same time period with respect to interest expense on the senior revolving credit facility would have been a respective decrease or increase in the amount of $0.3 million pre-tax ($0.2 million net of tax).

There have been no other material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2005, during the first nine months of 2006.

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

(b) Changes in Internal Controls.  During the quarter ended September 30, 2006, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 7, Contingencies.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(c)	(d)
				Total Number of	Maximum Dollar
				Shares Purchased	Amount that
	(a)		(b)	as Part of Publicly	May Yet Be
	Total Number		Average	Announced Plans	Purchased Under
	of Shares		Price Paid	or Programs	the Plans or
Period	Purchased		per Share	(1)	Programs
					(In thousands)

Month Ended July 31, 2006	—		$—	—	$106,090
Month Ended August 30, 2006	115,794	(2)	$47.87	46,600	$103,870
Month Ended September 30, 2006	2,311	(2)	$51.59	1,500	$103,793

(1)	For a description of our Stock Repurchase Program, see Part I, Item 2, “Liquidity and Capital Resources — Cash Flows from Financing Activities.”

(2)	Includes shares surrendered to the Company by executives as payment for taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 70,005 shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-k dated December 14, 2004).
10.1	Second Amendment to Note Purchase Agreements dated July 28, 2006, by and among the Company and the holders of the Company’s 2002 Senior Notes party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.2	Credit Agreement dated July 28, 2006 by and among the Company, Bank of America, N.A. and Banc of AmericaSecurities, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.3	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.4	Form of Restricted Stock Agreement adopted July 27, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.5	Form of Stock Option Agreement adopted July 27, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.6	Form of Amendment to Restricted Stock Agreements and Stock Option Agreements.
10.7	Third Amendment to The St. Joe Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 22, 2006).
10.8	Fourth Amendment to The St. Joe Company Deferred Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 22, 2006).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: November 8, 2006
/s/  Peter S. Rummell
Peter S. Rummell
Chairman and Chief Executive Officer

Date: November 8, 2006
/s/  Michael N. Regan
Michael N. Regan
Chief Financial Officer