Form 10-K
period 2006-12-31
ST JOE CO
filed 2007-02-28
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated filer ☑     Accelerated filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2006, was approximately $3.22 billion.

As of February 22, 2007, there were 104,471,012 shares of Common Stock, no par value, issued and 74,370,980 shares outstanding, with 30,100,032 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of our Shareholders to be held on May 15, 2007 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our Shareholders to be held on May 15, 2007, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

As used throughout this Form 10-K Annual Report, the terms “we,” “JOE,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

JOE is one of the largest real estate development companies in Florida. We believe that we are the largest private landowner in the State of Florida. The majority of our land is located in Northwest Florida. We own approximately 805,000 acres, approximately 334,000 acres of which are within ten miles of the coast of the Gulf of Mexico.

We are engaged in town and resort development and operations, commercial and industrial development and rural land sales. We also have significant interests in timber. We believe we are one of the few real estate development companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to take a large-scale approach to real estate development and services. We believe we have a number of key business strengths and competitive advantages, including one of the largest inventories of private land suitable for development in Florida, as well as a very low cost basis in our land.

Our four operating segments are:

•	Residential Real Estate

•	Commercial Real Estate

•	Rural Land Sales

•	Forestry

Our mission is to create a family of places in Northwest Florida that inspire people and make the region an even better place to live, work and play. We seek to accomplish our mission and create value by securing higher and better land-use entitlements, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways and performing land restoration and enhancement. Over the past ten years, we have created an array of imaginative real estate products ranging from beachfront resorts and suburban, primary neighborhoods to commerce parks and rural recreational properties. Going forward, we will continue to reposition our timberland holdings for higher and better uses in order to optimize the value of our core real estate assets in Northwest Florida.

Recent Developments

Our business has experienced the following developments since December 31, 2005:

•	We experienced a significant decline in sales in our residential real estate business in 2006, especially in our resort communities. Florida, like many other states across the nation, experienced dramatic slowdowns in its residential real estate markets in 2006, as compared to the record-setting residential real estate activity of the past several years. This real estate slowdown was reflected in our results of operations. We had net income of $51.0 million in 2006, compared to net income of $126.7 million in 2005.

•	Our residential land-use entitlements pipeline increased to approximately 44,300 units as of December 31, 2006. This pipeline is made up of units where entitlements have been obtained, as well as units which are in the entitlements process. These land-use entitlements cover a broad spectrum of potential products, markets and price points. In addition, at year end JOE had approximately 14.5 million square feet of commercial land-use entitlements in hand or in process, plus an additional 627 acres zoned for commercial uses.

•	The Panama City — Bay County Airport and Industrial District is seeking to move the Panama City-Bay County International Airport to a site in western Bay County located on land that we own. In September 2006, the Federal Aviation Administration issued its Record of Decision approving the relocation of the airport to the West Bay site. An appeal of the Record of Decision has been filed by the Natural Resources Defense Council and other petitioners. The Airport Authority has received all state permits necessary to move forward with the relocation of the airport, but the Army Corps of Engineers must issue a Section 404 permit before construction can commence. The relocation of the airport is also dependent on adequate funding. We have agreed to donate 4,000 acres to the Airport Authority for the new airport when relocation funding and all permits are in place.

•	In 2004, the Army Corps of Engineers issued a Regional General Permit which enables us to implement large-scale environmental and development planning for 48,150 acres in Walton and Bay Counties. The National Resources Defense Council and The Florida Sierra Club filed a lawsuit against the Army Corps of Engineers challenging the Regional General Permit in April 2005. At that time, a federal district court issued a preliminary injunction halting development under the permit. In November 2006, the court upheld the permit and lifted the injunction, allowing development to proceed. The plaintiffs have appealed the ruling. This legal action has had a minimal effect to date on our real estate development activity.

•	In September 2006, we announced that we are exiting the homebuilding business in Florida to further focus on our core competencies of land planning and development. We believe that our value creation potential is highest when we use our unique strengths to create inspirational places with value, personality and purpose. We expect that our exit from Florida homebuilding will be completed by mid-2008. The homebuilding exit was made possible by our expanding relationships with national, regional and local homebuilders and their growing interest in the Northwest Florida real estate markets. For example, from April through December 2006, we committed 1,209 lots to two national homebuilders, Beazer Homes and David Weekley Homes. Of these committed units, 426 had been closed as of December 31, 2006. See the table entitled “Residential Real Estate National Homebuilder Summary of Home Site Commitments and Purchases” within our Residential Real Estate Segment section for more information.

•	In August 2006 and January 2007, we implemented a series of operational changes designed to streamline and organize our field operations along regional lines and to advance our rural land sales strategies. These changes were designed to capture operating efficiencies and to promote the coordinated development of groups of projects that integrate various real estate product types. These organizational changes, together with normal employee attrition, have resulted in a workforce reduction of approximately 24% of our full-time employees from the beginning of 2006.

•	In the fourth quarter, JOE closed a transaction with the Florida Department of Transportation (FDOT) for the sale of approximately 4,000 acres in Northwest Florida to be used for rights-of-way for future road and highway construction in the region. We received $46.0 million in cash from this transaction, but, more importantly, the transaction demonstrates our commitment to innovative infrastructure planning and development in Northwest Florida. Accounting gain will be recognized over time as the FDOT completes the design and engineering of individual roadway segments and the land is conveyed to the FDOT, a process that is likely to take many years to complete.

•	Another infrastructure milestone during 2006 was the opening of the realigned portion of Highway 98 at our WindMark Beach community. This represents the culmination of years of effort to potentially create additional value at WindMark Beach by moving 3.6 miles of Highway 98 away from the beachfront area of the development. We next plan to restore the existing dune structure and use the roadbed of the original highway to create one of the longest public beachfront trail systems in Florida.

•	In May 2006, we announced an updated analysis of our land holdings which showed an increase of 46% in total acreage classified for resort, seasonal and primary residential uses. The land analysis also indicated that approximately 200,000 acres previously classified as timberland are now planned for other higher uses. We believe that land classification and analysis is the important first step in our value creation strategy.

•	Our WaterColor Inn and Resort received national honors and recognition during 2006. Among its notable awards were the following: ranked as the 36th best hotel in the world and 7th in North America by readers of Travel + Leisure magazine; ranked as the #1 family hotel in North America by readers of Travel + Leisure Family magazine; designated as an Andrew Harper’s Hideaway Report Grand Award

Winner; honored by AAA with Northwest Florida’s only four-diamond ranking; and named to ForbesTraveler.com’s list of the 400 best hotels in the world.

•	In January 2007, we entered into an exclusive listing agreement with Eastdil Secured, LLC, a real estate brokerage firm, for the marketing and potential disposition of our office building portfolio. The portfolio is located in seven markets throughout the Southeast and consists of 17 buildings with approximately 2.3 million net rentable square feet. The likelihood and timing of the possible sale will depend upon market reaction and other variables.

•	In February 2007, we increased the size of our revolving credit facility from $250 million to $500 million.

Land-Use Entitlements

We have a broad range of land-use entitlements in hand or in various stages of the approval process for residential communities in Northwest Florida and other high-growth regions of the state, as well as commercial entitlements. As of December 31, 2006, we had approximately 44,300 units and 14.5 million commercial square feet in the entitlements pipeline, in addition to 627 acres zoned for commercial uses. The following tables describe our residential and commercial projects with land-use entitlements that are in development, pre-development planning or the entitlements process. These entitlements are on approximately 58,000 acres. Most of the projects are on lands we own and some of the projects are being developed through ventures with unrelated third parties.

Summary of Land-Use Entitlements(1)
Active JOE Residential and Mixed-Use Projects in Florida
December 31, 2006

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class.(2)	County	Acres	Units(3)	Inception	12/31/06(4)	Remaining(4)	(Sq. Ft.)(5)

In Development:(6)
Artisan Park(7)	PR	Osceola	175	616	498	29	89	—
Cutter Ridge	PR	Franklin	10	25	—	—	25	—
Hawks Landing	PR	Bay	88	168	59	2	107	—
Landings at Wetappo	RR	Gulf	113	24	7	—	17	—
Palmetto Trace	PR	Bay	141	481	460	—	21	—
Paseos(7)	PR	Palm Beach	175	325	322	—	3	—
RiverCamps on Crooked Creek	RS	Bay	1,491	408	182	—	226	—
Rivercrest(7)	PR	Hillsborough	413	1,382	1,365	5	12	—
RiverSide at Chipola	RR	Calhoun	120	10	2	—	8	—
RiverTown	PR	St. Johns	4,170	4,500	—	—	4,500	500,000
SevenShores	RS	Manatee	192	686	—	9	677	9,000
SouthWood	VAR	Leon	3,370	4,770	2,142	19	2,609	4,715,360
St. Johns Golf & Country Club	PR	St. Johns	880	799	785	5	9	—
SummerCamp	RS	Franklin	762	499	80	1	418	25,000
The Hammocks	PR	Bay	133	457	453	—	4	—
Victoria Park	PR	Volusia	1,859	4,200	1,294	3	2,903	854,254
WaterColor	RS	Walton	499	1,140	870	—	270	47,600
WaterSound	VAR	Walton	2,425	1,432	15	—	1,417	457,380
WaterSound Beach	RS	Walton	256	511	419	3	89	29,000
WaterSound West Beach	RS	Walton	62	199	13	—	186	—
WindMark Beach	RS	Gulf	2,020	1,662	127	—	1,535	75,000

Subtotal			19,354	24,294	9,093	76	15,125	6,712,594

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class.(2)	County	Acres	Units(3)	Inception	12/31/06(4)	Remaining(4)	(Sq. Ft.)(5)

In Pre-Development:(6)
Avenue A	PR	Gulf	6	96	—	—	96	—
Bayview Estates	PR	Gulf	31	45	—	—	45	—
Bayview Multifamily	PR	Gulf	20	300	—	—	300	—
Beckrich NE	PR	Bay	15	70	—	—	70	—
Boggy Creek	PR	Bay	630	526	—	—	526	—
Bonfire Beach	RS	Bay	550	750	—	—	750	70,000
College Station	PR	Bay	567	800	—	—	800	—
East Lake Creek	PR	Bay	81	313	—	—	313	—
East Lake Powell	RS	Bay	181	360	—	—	360	30,000
Hills Road	RS	Bay	30	356	—	—	356	—
Howards Creek	RR	Gulf	8	33	—	—	33	—
Laguna Beach West	PR	Bay	59	382	—	—	382	—
Long Avenue	PR	Gulf	10	30	—	—	30	—
Palmetto Bayou	PR	Bay	58	217	—	—	217	90,000
ParkSide	PR	Bay	48	480	—	—	480	—
Pier Park NE	VAR	Bay	57	460	—	—	460	190,000
Pier Park Timeshare	RS	Bay	13	125	—	—	125	—
PineWood (Park Place)	PR	Bay	118	264	—	—	264	—
Port St. Joe Town Center (Port St. Joe Mill Site Area)	VAR	Gulf	180	624	—	—	624	500,000
Powell Adams	RS	Bay	32	1,425	—	—	1,425	—
RiverCamps on Sandy Creek	RS	Bay	6,500	624	—	—	624	—
Sabal Island	RS	Gulf	45	18	—	—	18	—
The Cove	RR	Gulf	57	81	—	—	81	—
Timber Island(8)	RS	Franklin	49	407	—	—	407	14,500
Topsail	VAR	Walton	115	627	—	—	627	300,000
Wavecrest	RS	Bay	7	95	—	—	95	—
WestBay Corners SE	VAR	Bay	100	524	—	—	524	50,000
WestBay Corners SW	PR	Bay	64	160	—	—	160	—
WestBay DSAP	VAR	Bay	15,089	5,842	—	—	5,842	4,330,000
WestBay Landing	VAR	Bay	950	214	—	—	214	—
WhiteFence Farms, Red Hills	RR	Leon	373	61	—	—	61	—

Subtotal			26,043	16,309	—	—	16,309	5,574,500

Total			45,397	40,603	9,093	76	31,434	12,287,094

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge.

(2)	Current JOE land classifications:

•	PR — Primary residential.

•	RS — Resort and seasonal residential, which includes RiverCamps.

•	RR — Rural residential, which includes WhiteFence Farms, Homesteads and other rural residential products.

•	VAR — Includes multiple classifications. For example, a project may have substantial commercial and residential acres.

(3)	Project units represent the maximum number of units entitled or currently expected at full build-out. The actual number of units or square feet to be constructed at full build-out may be lower than the number entitled or currently expected.

(4)	Excludes our Mid-Atlantic region that includes activity in North and South Carolina where we are primarily engaged in homebuilding, and not obtaining entitlements. As of December 31, 2006, the Mid-Atlantic region had 1,492 home sites owned or under contract. Of that total, 191 have been sold and 1,301 remain to be sold.

(5)	Represents the remaining square feet with land-use entitlements as designated in a development order or expected given the existing property land use or zoning and present plans. Commercial entitlements include retail, office and industrial uses. Industrial uses total 6,128,381 square feet including SouthWood, RiverTown and the West Bay DSAP.

(6)	A project is “in development” when construction on the project has commenced. A project in “pre-development” has land-use entitlements but is still under internal evaluation or requires one or more additional permits prior to the commencement of construction.

(7)	Artisan Park is 74 percent owned by JOE. Paseos and Rivercrest are each 50 percent owned by JOE.

(8)	Timber Island entitlements include seven residential units and 400 units for hotel or other transient uses (including units held with fractional ownership such as private residence clubs) and include 480 wet/dry marina slips.

Proposed JOE Residential and Mixed-Use Projects
In the Land-Use Entitlement Process in Florida(1)
December 31, 2006

					Estimated
					Commercial
				Estimated	Entitlements
Project	Class.(2)	County	Project Acres	Project Units(3)	(Sq. Ft.)(3)

Beacon Hill	RR	Gulf	3	12	—
Carrabelle East	PR	Franklin	200	600	—
Country Walk	RR	Bay	1,300	125	—
DeerPoint Cedar Grove	PR	Bay	599	750	—
Panama City Mixed Use	VAR	Bay	1,414	3,100	635,000
Port St. Joe Draper, Phase I	PR	Gulf	639	1,200	—
SouthSide	VAR	Leon	1,625	2,800	1,150,000
South Walton Multifamily	PR	Walton	40	212	—
Star Avenue North	VAR	Bay	271	1,248	380,000
St. James Island McIntyre	RR	Franklin	1,704	340	—
St. James Island RiverCamps	RS	Franklin	2,500	500	—
St. James Island Granite Point	RS	Franklin	1,000	2,000	—
The Cove, Phase 3	RR	Gulf	7	26	—

Total			11,302	12,913	2,165,000

(1)	A project is deemed to be in the land-use entitlement process when customary steps necessary for the preparation and submittal of an application, such as conducting pre-application meetings or similar discussions with governmental officials, have commenced and/or an application has been filed. All projects listed have significant entitlement steps remaining that could affect their timing, scale and viability. There can be no assurance that these entitlements will ultimately be received.

(2)	Current JOE land classifications:

•	PR — Primary residential.

•	RS — Resort and seasonal residential, which includes RiverCamps.

•	RR — Rural residential, which includes WhiteFence Farms, Homesteads and other rural residential products.

•	VAR — Includes multiple classifications. For example, a project may have substantial commercial and residential acres.

(3)	The actual number of units or square feet to be constructed at full build-out may be lower than the number ultimately entitled.

Summary of Additional Commercial Land-Use Entitlements (1)
(Commercial Projects Not Included in the Tables Above)
December 31, 2006

		Project	Acres Sold	Acres Under Contract	Total Acres
Project	County	Acres	Since Inception	As of 12/31/06	Remaining

Airport Commerce	Leon	45	—	5	40
Airport Road	Franklin	13	—	—	13
Alf Coleman Retail	Bay	25	16	1	8
Avery St. Retail	Bay	10	10	—	—
Beach Commerce	Bay	157	149	2	6
Beach Commerce II	Bay	112	11	—	101
Beckrich Office Park	Bay	16	12	—	4
Beckrich Retail	Bay	47	19	2	26
Cedar Grove Commerce	Bay	51	—	—	51
Franklin Industrial	Franklin	7	—	—	7
Glades Retail	Bay	14	—	—	14
Gulf Boulevard	Bay	76	21	—	55
Hammock Creek Commerce	Gadsden	165	27	—	138
Mill Creek Commerce	Bay	37	—	—	37
Nautilus Court	Bay	11	4	—	7
Port St. Joe Commerce II	Gulf	39	9	—	30
Port St. Joe Commerce III	Gulf	54	—	—	54
Port St. Joe Medical	Gulf	19	—	—	19
Powell Hills Retail	Bay	44	—	44	—
South Walton Commerce	Walton	39	18	4	17

Total		981	296	58	627

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge. Includes significant JOE projects that are either operating, under development or in the pre-development stage.

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, seasonal and primary residential communities primarily on land we own with very low cost basis. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee and Panama City, and significant Gulf of Mexico beach frontage and other waterfront properties, which we believe are suited for resort, seasonal and primary communities. We believe this large land inventory, with a low cost basis, provides us an advantage over our competitors who must purchase real estate at current market prices before beginning projects. We manage the conceptual design, planning and permitting process for each of our new communities. We then contract for the construction of the infrastructure for the community. Developed home sites are then marketed and sold to individual purchasers or to homebuilders.

JOE also owns all of the outstanding stock of Saussy Burbank, a homebuilder located in Charlotte, North Carolina. In 2006, Saussy Burbank closed sales of 637 homes it constructed in North and South Carolina.

The following is a description of some of the communities we are developing:

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community is planned to include approximately 1,140 units, including an 11 - unit private residence club with fractional ownership. WaterColor includes the WaterColor Inn and Resort, the recipient of many notable awards during 2006. Other amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

WaterSound Beach is located approximately five miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. This community is currently planned to include approximately 511 units. During 2006, the WaterSound Private Beach Club opened for business and began accepting memberships.

WaterSound West Beach is located over one half mile west of WaterSound Beach on the beach side of County Road 30A. This community has been designed for 199 units with private beach access through the adjacent Deer Lake State Park.

WaterSound, located on approximately 2,425 acres and planned for a 1,432-unit mixed-use development, is a resort community approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. WaterSound will include approximately 450,000 square feet of commercial space. This seasonal town is planned to include a golf course, pools, parks and other amenities. Sales at WaterSound began in 2006.

Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. From its inception through December 31, 2006, contracts for 460 units were accepted and closed. David Weekley Homes, LLP, a national homebuilder, is building out the last phase of Palmetto Trace.

RiverCamps on Crooked Creek, situated on approximately 1,491 acres in western Bay County and bounded by West Bay, the Intracoastal Waterway and Crooked Creek, is planned for 408 high-quality finished cabins in a low-density, rustic setting with access to various outdoor activities such as fishing, boating and hiking. In 2006, we substantially completed the River House, an amenity designed to provide RiverCamps owners with a waterfront recreational facility.

Hawks Landing is a primary home community on approximately 88 acres located in Lynn Haven in Bay County. We plan to develop 168 home sites at Hawks Landing to local and national home builders. From its inception through December 31, 2006, contracts for 61 units were accepted or closed.

WindMark Beach is situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe and includes approximately 15,000 feet of beachfront. This beachfront resort destination is planned to include approximately 1,662 units at full build-out, together with 75,000 square feet of commercial space. Construction to realign approximately four miles of U.S. Highway 98 away from the beachfront was completed in 2006. Sales in the second phase of WindMark Beach began in 2006.

SummerCamp, in Franklin County, is situated on the Gulf of Mexico on approximately 762 acres. Plans include approximately 499 units, a beach club, a community dock and nature trails.

SouthWood is situated on approximately 3,370 acres in southeast Tallahassee. Planned to include approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club, and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for greenspaces, including a 123-acre central park. We own significant commercial acreage adjacent to SouthWood. In late 2006, we closed a commercial transaction with a shopping center developer that plans to build a 430,000 square foot retail center adjacent to SouthWood.

WhiteFence Farms, Red Hills is being designed with 61 rural home sites on approximately 373 acres near Tallahassee. This community will allow owners to enjoy an active or passive outdoors and farm-oriented lifestyle with modern conveniences and proximity to an urban center. The home sites will range in size from three to 15 acres and will feature cleared acreage, fencing, trails and entry features.

RiverTown is situated on approximately 4,170 acres located in St. Johns County south of Jacksonville along the St. Johns River. With parks and public meeting places, RiverTown is being planned for 4,500 housing units and 500,000 square feet of commercial space. RiverTown will have seven unique neighborhoods interwoven with community and retail areas by a series of bike paths and walkways, with all roads leading to the community’s centerpiece, the St. John’s River. RiverTown will offer homebuyers a wide variety of price points and lifestyles, appealing to several different target markets, including primary and second-home buyers. Construction at RiverTown started in 2006 and sales are expected to begin in 2007.

St. Johns Golf and Country Club is a primary residential community situated on approximately 880 acres we acquired in St. Johns County in 2001. The community includes an 18-hole golf course and club house facility. Of the 799 units planned, 790 had been sold or were under contract at the end of 2006.

Victoria Park is situated on approximately 1,859 acres in Volusia County near Interstate 4 in the historic college town of Deland between Daytona Beach and Orlando. Plans for Victoria Park include approximately 4,200 single and multi-family units built among parks, lakes and conservation areas. Victoria Park includes an award-winning 18-hole golf course.

Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired in 2002. Artisan Park is planned to include approximately 267 single-family units, 47 townhomes, and 302 condominiums as well as parks, trails and a community clubhouse with a pool and educational and recreational programming. At the end of 2006, 89 units remained for sale at Artisan Park.

Infrastructure construction has started on SevenShores, located in the City of Bradenton in Manatee County. SevenShores is entitled for 686 condominium units on 192 acres, with a club house, related amenities, and access to a marina. Vertical construction will not commence at SevenShores until internally set presale requirements are satisfied.

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

Commercial Real Estate

Our commercial real estate segment develops and sells real estate for commercial purposes. We also own a portfolio of office properties located throughout the southeastern United States.

Development and Sales.  We focus on commercial development in Northwest Florida because of our large land holdings along roadways and near or within business districts in the region. We also develop parcels within or near existing residential development projects. For each new development, we direct the conceptual design, planning and permitting process and then contract for the construction of the horizontal infrastructure and any vertical building.

We focus on developing and selling the following products:

•	Retail properties

•	Multi-family parcels

•	Office parks

•	Commerce parks

Investment Property Portfolio.  Our commercial development operations, combined with our tax deferral strategy of reinvesting qualifying asset sale proceeds into like-kind properties, have enabled us to create a portfolio of 17 office buildings totaling 2.3 million square feet. Our portfolio of investment properties was 85% leased, based on net rentable square feet, as of December 31, 2006. In January 2007, we engaged a real estate brokerage firm to market the office building portfolio for sale. The likelihood and timing of a possible transaction is subject to market reaction and other variables.

Rural Land Sales

Our rural land sales segment markets parcels for a variety of rural residential and recreational uses on a portion of our long-held timberlands in Northwest Florida. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors. Some parcels include the benefits of limited development activity including improved roads, ponds, fencing, gates and common use areas. In 2006, this segment sold 34,335 acres of rural land at an average price of $2,621 per acre.

The vast majority of the holdings marketed by our rural land sales segment will continue to be managed as timberland until sold. The revenues and income from our timberland operations are reflected in the results of our forestry segment.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber. Our principal forestry product is softwood pulpwood. We also grow and sell softwood and hardwood sawtimber. In addition, we own and operate a cypress sawmill and mulch plant, Sunshine State Cypress, which converts cypress logs into wood products and mulch.

On December 31, 2006, our standing pine inventory totaled approximately 23.9 million tons and our hardwood inventory totaled approximately 8.7 million tons. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually. Our timberlands are located near key transportation links, including roads, waterways and railroads.

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

Competition

The real estate development business is highly competitive and fragmented. We compete with numerous developers of varying sizes, ranging from local to regional in scope, some of which have greater financial resources than we have. Sales of existing homes and home sites also provide competition for homesite purchases in our new residential developments. In our residential real estate segment, we compete primarily on the basis of community design, quality, uniqueness, amenities and developer reputation. We believe that our financial stability, relative to most others in our industry, has also become an increasingly favorable competitive factor.

Supplemental Information

Information regarding the revenues, earnings and total assets of each of our operating segments can be found in Note 14 to our Consolidated Financial Statements included in this Report. Subtantially all of our revenues are generated from domestic customers. All of our assets are located in the United States.

Employees

During 2006 and early 2007, we streamlined our operations and reduced employee headcount in connection with a series of organizational changes. As of February 1, 2007, we had 938 full-time employees and 145 part-time employees. This represents an approximately 24% reduction in the number of full-time employees from the beginning of 2006. Our employees work in the following segments:

	Full-Time	Part-Time	Total

Residential real estate development	426	15	441
Residential clubs and resorts	312	127	439
Commercial real estate	12	—	12
Rural land sales	13	—	13
Forestry	28	1	29
Other — including corporate	147	2	149

Total	938	145	1,083

Website Access to Reports

We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC, through our internet home page at www.JOE.com.

Certifications

In 2006, we submitted to the New York Stock Exchange (NYSE) the Certification of our Chief Executive Officer required by Section 303A.12(a) of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance lising standards. There were no qualifications to the certification. We have also filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required to be filed with the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

A downturn in national or regional economic conditions, especially in Florida, could adversely impact our business.

Our real estate sales, revenues, financial condition and results of operations could decline due to a deterioration of the national or certain regional economies. Our sales and revenues would be especially affected by a downturn in economic conditions in Florida, where most of our developments are located. In addition, we generate a disproportionate amount of our resort and seasonal sales in our Northwest Florida communities from customers in the Southeast region of the United States, which sales would be impacted by a deterioration of economic conditions in that region. In addition, a significant percentage of our planned residential units are resort and seasonal products, purchases of which are particularly sensitive to the state of the economy.

A continued downturn in the demand for real estate, especially residential real estate products, could adversely impact our business.

The majority of our revenues are generated from the sale of residential real estate products. Our ability to generate revenues in our residential real estate segment is directly related to demand for these products. As described above, a deterioration of economic conditions, whether national or regional, can adversely affect demand for real estate. The real estate industry, however, is cyclical and can experience downturns based on consumer perceptions of real estate markets and other cyclical factors wholly unrelated to general economic conditions. Since late 2005, the United States, and Florida in particular, has experienced a significant downturn in certain residential real estate markets while economic conditions have generally remained healthy. As investors who have increasingly utilized real estate as an investment over the last several years seek to liquidate their real estate investments, resale inventories of existing homes and lots have risen dramatically, especially in our resort markets. If these trends continue, the demand for our residential real estate products could further decline, negatively impacting our net income and potentially further impacting selling prices and/or absorption rates.

The occurrence of hurricanes and other natural disasters in Florida could adversely affect our business.

Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales in affected communities or could lessen demand for products in those communities. Importantly, regardless of actual destruction in a development, the occurrence of hurricanes in Florida and the southeastern United States could negatively impact demand for our real estate products because of consumer perceptions of hurricane risks. For example, the southeastern United States experienced a record-setting hurricane season in 2005. In particular, Hurricane Katrina, which struck New Orleans and the Mississippi Gulf Coast, caused severe devastation to those areas and received prolonged national media attention. Although our properties were not significantly impacted, we believe that the 2005 hurricane season had an immediate negative impact on sales of our resort residential products. Another severe hurricane or hurricane season in the future could have a similar negative effect on our real estate sales.

In addition to hurricanes, the occurrence of other natural disasters in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain and droughts, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of natural disasters could also have a long-term negative effect on the attractiveness of Florida as a location for resort, seasonal and/or primary residences.

Increases in real estate property taxes and/or insurance premiums could reduce customer demand for lots and homes in our developments.

Property insurance companies doing business in Florida have reacted to recent hurricanes by increasing premiums, requiring higher deductibles, reducing limits, restricting coverages, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. These actions have been most dramatically applied to coastal communities. A significant number of our developments are located in such coastal communities. This trend of rising insurance rates could continue if there are severe hurricanes in the future.

Florida has recently experienced dramatic increases in property values due to the record-setting real estate activity in the first half of this decade. As a result, local governments have been, and may continue, aggressively re-assessing the value of homes and real estate for property tax purposes. These larger assessments increase the total real estate property taxes due from property owners annually.

Increases in real estate insurance premiums and/or property taxes could influence potential customers who may consider those annual costs in making housing choices to decide not to purchase a lot or home in one of our developments, which could have a material adverse effect on our financial condition and results of operations.

Our business is concentrated in Florida, primarily Northwest Florida. As a result, our financial results are dependent on the economic growth and health of Florida, particularly Northwest Florida.

The economic growth and health of Florida, particularly Northwest Florida where the majority of our land is located, are important factors in sustaining demand for our products and services. As a result, any adverse change to the economic growth and health of Florida, particularly Northwest Florida, could materially adversely affect our financial results. The future economic growth in certain portions of Northwest Florida may be adversely affected if its infrastructure, such as roads, airports, medical facilities and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur.

The most significant infrastructure improvement currently being considered in Northwest Florida is the proposed relocation of the Panama City-Bay County International Airport to a site in western Bay County located on land that we own. In September 2006, the Federal Aviation Administration issued its Record of Decision approving the relocation of the airport to the West Bay site. An appeal of the Record of Decision has been filed by the Natural Resources Defense Council and other petitioners. The Airport Authority has received all state permits necessary to move forward with the relocation of the airport, but the Army Corps of Engineers must issue a Section 404 permit before construction can commence. The relocation of the airport is also dependent on adequate funding. We have agreed to donate 4,000 acres to the Airport Authority when relocation funding and all permits are in place. We believe that the relocation of the airport is important to the overall economic development of Northwest Florida. If the relocation of the airport does not occur, our business prospects could be materially affected.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Florida has experienced strong recent population growth, including the migration of Baby Boomers to the state. We believe that Baby Boomers seeking retirement or vacation homes in Florida will be important target customers for our real estate products in the future, and we intend to continue to plan and market products to them. In addition, the success of our primary communities will be dependent on strong in-migration population expansion in our regions of development, primarily Northwest Florida. If persons considering moving to Florida do not view Northwest Florida as an attractive primary, second home or retirement destination, our business could be adversely affected.

Florida’s population growth is expected to continue into the foreseeable future, although population growth in 2007 is expected to be less than the growth experienced in 2006. Florida’s population growth could be negatively affected in the future by factors such as the occurrence of hurricanes, the high cost of real estate and increasing insurance costs. In addition, other states such as Georgia, North and South Carolina and Tennessee have implemented marketing initiatives designed to attract retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. Any significant decrease in the demographic trend of increasing population in Florida, including the migration of Baby Boomers, could adversely affect our business.

Increases in interest rates could reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, including the construction price of a home that may be constructed on the property. Further, our homebuilder customers depend on purchasers who rely on mortgage financing. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. In addition, changes in the federal income tax laws which would remove or limit the deduction for home mortgage interest could have an adverse impact on demand for our residential products. In addition to residential real estate, increased interest rates could also negatively impact our commercial properties or other land we develop or sell. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, revenues, financial condition and results of operations may be negatively affected.

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

We are exposed to risks associated with real estate sales and development.

Our real estate development activities entail risks that include:

•	construction delays or cost overruns, which may increase project development costs;

•	compliance with building codes and other local regulations;

•	an inability to obtain required governmental permits and authorizations;

•	an inability to secure tenants or anchors necessary to support commercial projects; and

•	failure to achieve anticipated occupancy levels or rents.

If we are not able to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings, our revenues, financial condition and results of operations could be negatively impacted.

We operate in a capital intensive industry and require significant capital expenditures to maintain our competitive position. We obtain funds for our capital expenditures through cash flow from operations, property sales and financings. Failure to secure needed additional financing, if and when needed, may limit our development activities which could reduce our revenues and results of operations. We expect to make significant capital expenditures in the future to enhance and maintain the operations of our properties and to develop our real estate holdings. In the event that our plans or assumptions change or prove to be inaccurate, or if our cash flow proves to be insufficient, due to unanticipated expenses or otherwise, we may seek to minimize cash expenditures and/or obtain additional financing in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us, if at all.

We rely on a senior revolving credit facility with adjustable interest rates to provide cash for operations and/or capital expenditures. Increases in interest rates can make it more expensive for us to obtain the funds we need to operate our business.

Our credit facility, as well as our outstanding senior notes, contain financial covenants that we must meet on a quarterly basis. These restrictive covenants require, among other things, that we generate cash in excess of our fixed charges and that we not exceed certain debt levels. If we are not able to generate sufficient cash from operations to satisfy these covenants, we could have an event of default under our credit facility, senior notes and certain other debt. Such a default could cause these lenders to immediately accelerate amounts due under our credit facility, senior notes and certain other debt. They could also seek to negotiate additional or more severe restrictive covenants or increased pricing. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map which sets forth allowable land use development rights. Since most of our land has an “agricultural” land use, we are required to seek an amendment to the future land use map to develop residential, commercial and mixed use projects. Approval of these comprehensive plan map amendments is highly discretionary.

All development orders and development permits must be consistent with the plan. Each plan must address such topics as future land use and capital improvements and make adequate provision for a multitude of public services including transportation, schools, solid waste disposal, sanitation, sewerage, potable water supply, drainage, affordable housing, open space and parks. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities, including roads and schools, and services to residents. In many areas, infrastructure funding has not kept pace with growth, causing facilities to operate below established levels of service. Local governments are prohibited from issuing development orders or permits if the development will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan, unless the developer either sufficiently improves the services up front to meet the required level or provides financial assurances that the additional services will be provided as the project progresses. In addition, local governments that fail to keep their plans current may be prohibited by law from amending their plans to allow for new development.

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

We are increasingly dependent upon national, regional and local homebuilders, as well as other strategic partners, who may have interests that differ from ours and may take actions that adversely affect us.

With our exit from the homebuilding business in Florida, we are now highly dependent upon our relationships with national, regional and local homebuilders to provide construction services at our residential developments. If homebuilders do not view our developments as desirable locations for homebuilding operations, our business will be adversely affected.

We may also be involved in other strategic alliances or joint venture relationships as part of our overall strategy for particular developments or regions. These joint venture partners may bring development experience, industry expertise, financing capabilities, brand recognition and credibility or other competitive assets. Strategic partners, however, may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. For example, a national homebuilder could decide to delay purchases of lots in one of our developments due to adverse real estate conditions in its areas of operations wholly unrelated to our region. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates.

A formal partnership with a joint venture partner may also involve special risks such as:

•	we may not have voting control over the joint venture;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments;

•	the venture partner could experience financial difficulties; and

•	actions by a venture partner may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or have other adverse consequences.

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

A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers and real estate services companies may adversely affect our ability to:

•	sell homes and home sites;

•	attract purchasers;

•	attract and retain tenants;

•	sell undeveloped rural land;

•	attract and retain experienced real estate development personnel; and

•	obtain construction materials and labor.

The forest products industry is highly competitive.

Many of our competitors in the forest products industry are fully integrated companies with substantially greater financial and operating resources. Our forest products are also subject to increasing competition from a variety of non-wood and engineered wood products. In addition, we are subject to competition from lumber products and logs imported from foreign sources. Any significant increase in competitive pressures from substitute products or other domestic or foreign suppliers could have a material adverse effect on our forestry operations.

If we are unable to attract or retain experienced real estate development personnel, our business may be adversely affected.

Our future success largely depends on our ability to attract and retain experienced real estate development personnel. The market for these employees is highly competitive. If we cannot continue to attract and retain quality personnel, our ability to effectively operate our business may be significantly limited. In addition, we are highly dependent upon the strategic vision and operating experience of Peter Rummell, our Chairman and Chief Executive Officer. Mr. Rummell’s existing employment agreement with the Company expires in August 2008. We do not have key-person life insurance on Mr. Rummell.

Decline in rental income could adversely affect our financial results.

We own a 2.3 million square foot portfolio of commercial real estate rental properties. Our profitability could be adversely affected if:

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

We own approximately 805,000 acres, the majority of which are located in Northwest Florida, including over 200 miles of gulf, lake and riverfront acreage. Most of our raw land assets are managed as timberlands until designated for development. At December 31, 2006, approximately 332,000 acres were encumbered under a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. For more information on our real estate assets, see Item 1. Business.

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

Pursuant to the terms of various agreements by which we disposed of our sugar assets in 1999, we are obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. We have separately funded the costs of remediation. Remediation was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to us on August 1, 2006. We expect the remaining $3.8 million held in escrow to be released to the Company in early 2007. The release of escrow funds will not have any effect on our earnings.

Our former paper mill site in Gulf County and certain adjacent property are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been assessed and rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. We are in the process of rehabilitating the adjacent property in accordance with these agreements. Management does not believe the liability for any remaining required rehabilitation on these properties will be material.

Other proceedings involving environmental matters are pending against us. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, management believes that the ultimate disposition of currently known matters will not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had approximately 72,000 beneficial owners of our common stock as of February 21, 2007. Our common stock is quoted on the New York Stock Exchange (“NYSE”) Composite Transactions Tape under the symbol “JOE.”

The range of high and low prices for our common stock as reported on the NYSE Composite Transactions Tape and the dividends declared for the periods indicated is set forth below:

	Common
	Stock Price		Dividends
	High	Low	Declared

2006
First Quarter	$68.41	$56.50	$0.16
Second Quarter	62.75	40.93	0.16
Third Quarter	58.36	42.40	0.16
Fourth Quarter	58.24	51.05	0.16
2005
First Quarter	$75.90	$60.21	$0.14
Second Quarter	83.52	64.31	0.14
Third Quarter	85.25	59.79	0.16
Fourth Quarter	70.85	58.50	0.16

On February 22, 2007, the closing price of our common stock on the NYSE was $55.56.

The following table describes the Company’s purchases of its common stock during the fourth quarter of 2006.

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased as	Amount that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs
				(In thousands)

Month Ended October 31, 2006	—	$—	—	$103,793
Month Ended November 30, 2006	—	$—	—	$103,793
Month Ended December 31, 2006	73,816	$53.28	—	$103,793

(1)	Includes shares surrendered to the Company by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock equal in the aggregate to 73,816 shares in December 2006.

(2)	For additional information regarding our Stock Repurchase Program, see Note 2 to the consolidated financial statements under the heading, “Summary of Significant Accounting Policies — Earnings Per Share.”

The following performance graph compares the Company’s cumulative shareholder returns for the period December 31, 2001, through December 31, 2006, assuming $100 was invested on December 31, 2001, in the Company’s common stock, in the Russell 1000 Index and in the Wilshire Real Estate Securities Index. The total return assumes dividends are reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
The St. Joe Company	$100	$108	$136	$237	$250	$202
Russell 1000 Index	100	78	102	113	121	139
Wilshire Real Estate	100	97	124	159	174	227

Sources:	Bloomberg L.P. The St. Joe Company

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below are qualified in their entirety by and should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein. The statement of income data with respect to the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 have been derived from the consolidated financial statements of the Company included herein, which have been audited by KPMG LLP. The statement of income data with respect to the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from the financial statements of the Company previously filed with the SEC, which also have been audited by KPMG LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Income Data:
Total revenues(1)	$748,192	$932,124	$838,002	$675,401	$556,148
Total expenses	669,965	753,108	699,904	536,402	452,254

Operating profit	78,227	179,016	138,098	138,999	103,894
Other income (expense)	(15,954)	(6,391)	(5,227)	(3,426)	125,591

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	62,273	172,625	132,871	135,573	229,485
Equity in income (loss) of unconsolidated affiliates	9,307	13,016	5,600	(2,168)	10,940
Income tax expense	25,157	64,153	52,334	48,270	88,929

Income from continuing operations before minority interest	46,423	121,488	86,137	85,135	151,496
Minority interest	6,137	7,820	2,594	553	1,366

Income from continuing operations	40,286	113,668	83,543	84,582	150,130
Income (loss) from discontinued operations(2)	366	(332)	1,333	(8,667)	3,346
Gain on sale of discontinued operations(2)	10,368	13,322	5,224	—	20,887

Net income	$51,020	$126,658	$90,100	$75,915	$174,363

Per Share Data:
Basic
Income from continuing operations	$0.54	$1.52	$1.11	$1.11	$1.91
Income (loss) from discontinued operations(2)	—	(0.01)	0.01	(0.11)	0.04
Gain on the sale of discontinued operations(2)	0.15	0.18	0.07	—	0.27

Net income	0.69	$1.69	$1.19	$1.00	$2.22

Diluted
Income from continuing operations	$0.54	$1.49	$1.09	$1.09	$1.84
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.11)	0.04
Gain on the sale of discontinued operations	0.15	0.18	0.07	—	0.26

Net income	$0.69	$1.66	$1.17	$0.98	$2.14

Dividends declared and paid	$0.64	$0.60	$0.52	$0.32	$0.08

	December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Investment in real estate	$1,213,562	$1,036,174	$942,630	$886,076	$806,701
Cash and investments(3)	36,935	202,605	94,816	57,403	73,273
Property, plant and equipment, net	44,593	40,176	33,562	36,272	42,907
Total assets	1,560,395	1,591,946	1,403,629	1,275,730	1,169,887
Debt	627,056	554,446	421,110	382,176	320,915
Total stockholders’ equity	461,080	488,998	495,411	487,315	480,093

(1)	Total revenues includes real estate revenues from property sales, timber sales, rental revenues and other revenues, primarily club operations and management and brokerage fees, and transportation revenues in 2002.

(2)	Discontinued operations include the operations and subsequent sale of four commercial office buildings in 2006, four commercial office buildings and Advantis Real Estate Services Company (“Advantis”) in 2005, two commercial office buildings sold in 2004 and the sales in 2002 of Arvida Realty Services (“ARS”) and two commercial office buildings. (See Note 5 of Notes to Consolidated Financial Statements.)

(3)	Includes cash, cash equivalents and marketable securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We make forward-looking statements in this Report, particularly in the Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	future residential and commercial entitlements;

•	expected development timetables and projected timing for sales or closings of homes or home sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land or building sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including homebuilders;

•	the pace at which we release new products for sale;

•	comparisons to historical projects;

•	the amount of dividends we pay; and

•	the number of shares of company stock which may be purchased under the company’s existing or future share-repurchase program.

Forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described above under the heading “Risk Factors.” These statements are made as of the date hereof based on our current expectations, and we undertake no obligation to update the information contained in this Report. New information, future events or risks may cause the forward-looking events we discuss in this Report not to occur.

Overview

The St. Joe Company is one of the largest real estate development companies in Florida. We believe we have one of the largest inventories of private land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low cost basis. In order to optimize the value of these core real estate assets, we seek to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets through the entitlement, development and subsequent sale of residential and commercial parcels, home sites and homes, or through the direct sale of unimproved land.

We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry.

Our residential real estate segment generates revenues from:

•	the sale of developed home sites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	rental income;

•	resort and club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our residential real estate developments; and

•	management fees.

Our commercial real estate segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us; and

•	the sale of developed and undeveloped land for retail, multi-family, office and industrial uses.

Our rural land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of developed home sites primarily within rural settings.

Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of cypress lumber and mulch.

Our ability to obtain land-use entitlements for our properties is a key requirement in repositioning our land to higher and better uses and for the generation of revenues. We continue to plan and obtain entitlements for an increasingly diverse set of land uses including residential, retail, office, industrial and multi-family uses.

At the end of 2006, we had land-use entitlements in hand or in process for approximately 44,300 residential units and 14.5 million square feet of commercial space, with an additional 627 acres zoned for commercial uses.

During 2006, Florida, like many other states across the nation, experienced a dramatic slowdown in its real estate markets. This real estate slowdown was reflected in our results of operations for the year in which we experienced a 60% decline in net income. The slowdown has also led to high levels of residential resale inventories in our Florida markets, although recently we have seen an increasing level of sales-center traffic in our residential projects.

Due to existing market conditions, we are making a number of adjustments in our communities. The pricing of some of our resort and seasonal product is being revised to reflect current market conditions. We are also lengthening the required time periods for home-site purchasers to start construction of their homes. And, with completed homes now in greater demand than home sites, we are seeking new alliances with homebuilders to bring finished product to market in our communities.

We are committed to long-term value creation, further diversification of our development business and generating land sales over a broader range of uses and price points. Regardless of negative short-term market conditions, we believe that long-term prospects for Florida, driven by job growth and coupled with strong in-migration population expansion, will be favorable over the long term.

During the third quarter, we announced that we are exiting the Florida homebuilding business to focus on maximizing the value of our landholdings through place making. For the last several years, we have built homes in our towns in part because there was limited homebuilding capacity in Northwest Florida. As markets in the region have matured, homebuilding capacity from national, regional and local homebuilders has expanded significantly. Under our exit plan, our homebuilding operations will wind down by mid-2008.

We are continuing to develop our relationships with national, regional and local homebuilders (see Residential Real Estate Segment below). We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various communities. These transactions involve land positions in pre-development phases of our communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver housing to the market. We expect national and regional homebuilders to be important business partners going forward.

During late 2006 and early 2007, we implemented certain corporate organizational changes designed to position JOE for the years ahead. We eliminated certain redundancies among our field and corporate operations, and put in place a regional management structure to oversee our various product lines within specific geographical areas. We believe our new organization will facilitate the development of groups of projects with multifaceted real estate product types. As discussed further below, as a result of our exit from Florida homebuilding and corporate reorganization, we recorded a restructuring charge of $13.4 million during 2006. We expect to incur an additional charge of $3.0 million in 2007.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Real estate inventory costs include land and common development costs ( such as roads, sewers and amenities), multi-family construction costs, capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale. The accounting estimate related to inventory valuation is susceptible to change due to the use of assumptions about future sales proceeds and related real estate expenditures. Management’s assumptions about future housing and home site sales prices, sales volume and sales velocity require significant judgment because the real estate market is cyclical and highly sensitive to changes in economic conditions. In addition, actual results could differ from management’s estimates due to changes in anticipated development, construction and overhead costs. Although we have not made significant adjustments affecting real estate gross profit margins in the past, there can be no assurances that estimates used to generate future real estate gross profit margins will not differ from our current estimates. Construction costs for single-family homes are determined based upon actual costs incurred.

Revenue Recognition — Percentage-of-Completion.  In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, revenue for multi-family residences under construction is recognized using the percentage-of-completion method when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is assured, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is then recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Percentage-of-completion accounting is also used for our home site sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Impairment of Long-lived Assets and Goodwill.  Our long-lived assets, primarily real estate held for investment, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that an impairment exists due to the inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeded estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value less costs to sell.

Depending on the asset, we use varying methods to determine fair value, such as (i) discounting expected future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. The fair value determined under these methods can fluctuate up or down significantly as a result of a number of factors, including changes in the general economy of our markets, demand for real estate and the projected net operating income for a specific property.

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

Intangible Assets.  We allocate the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values, using customary estimates of fair value, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. These fair values can fluctuate up or down significantly as a result of a number of factors and estimates, including changes in the general economy of our markets, demand for real estate, lease terms, amortization periods and fair market values assigned to leases as well as fair value assigned to customer relationships.

Pension Plan.  We sponsor a cash balance defined-benefit pension plan covering a majority of our employees. Currently, our pension plan is over-funded and contributes income to the Company. The accounting for pension benefits is determined by standardized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant impact on the income contributed by the pension plan. We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in the calculation of pension income. For example, in 2006, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $2.3 million increase in pre-tax income ($1.4 million net of tax). A 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in less than a $0.3 million change in pre-tax income.

Stock-Based Compensation.  We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends.

We estimate the expected term of options granted by incorporating the contractual term of the options and analyzing employees, actual and expected exercise behaviors. We estimate the volatility of our common stock by using historical volatility in market price over a period consistent with the expected term, and other factors. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury seven year issues with remaining terms similar to the expected term on the options. We anticipate paying cash dividends in the foreseeable future and therefore use an estimated dividend yield in the option valuation model.

Income Taxes.  In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance against our deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period, we will include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, but are not yet in a position to determine its impact.

In September 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 157 will have a material adverse impact on our financial position or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements. These methods are the income statement or rollover method and the balance sheet or iron curtain method. The Company has historically followed the income statement method. Under SAB 108, SEC registrants will now have to evaluate errors under both methods. SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative adjustment to beginning of year retained earnings. If a cumulative adjustment is reported, it must be reported as of the beginning of the first fiscal year ending after November 15, 2006. SAB 108 did not have an impact on our financial statements at December 31, 2006.

In September 2006, the SEC Emerging Issues Task Force (EITF) issued EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FAS No. 66 for the Sale of Condominiums (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of FAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of FAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of FAS 66. EITF 06-8 is effective for the Company’s fiscal year beginning January 1, 2008. We have not yet assessed the impact of EITF 06-8 on our consolidated financial statements, but we believe that we will be required, in most cases, to collect additional deposits from buyers in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of EITF 06-8, we would be required to recognize revenue using the deposit method, which would delay revenue recognition until consumation of the sale.

Results of Operations

Net income for 2006 was $51.0 million, or $0.69 per diluted share, compared with $126.7 million, or $1.66 per diluted share, in 2005, and $90.1 million, or $1.17 per diluted share, in 2004. Results for 2006 reported in discontinued operations included after-tax gains on sales of four office buildings totaling $10.4 million, or $0.15 per diluted share. Results for 2005 reported in discontinued operations included an after-tax loss of $5.9 million, or $0.08 per diluted share, resulting from the sale of Advantis Real Estate Services Company (“Advantis”), our former commercial real estate services unit. Discontinued operations for 2005 also included after-tax gains on sales of four office buildings totaling $19.2 million, or $0.25 per diluted share.

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales and forestry. Real estate sales are generated from sales of residential homes and home sites, parcels of developed and undeveloped land, and commercial buildings which are not reported as discontinued operations. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate segment. Timber sales are generated from the forestry segment. Other revenues are primarily club operations and management fees from the residential real estate segment.

Consolidated Results

Revenues and Expenses.  The following table sets forth a comparison of the revenues and expenses for the three years ended December 31, 2006.

	Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Difference	% Change	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$638.2	$824.8	$734.3	$(186.6)	(23)%	$90.5	12%
Rental	41.0	34.6	25.1	6.4	18	9.5	38
Timber sales	29.9	28.0	35.2	1.9	7	(7.2)	(20)
Other	39.1	44.7	43.4	(5.6)	(12)	1.3	3

Total	$748.2	$932.1	$838.0	$(183.9)	(20)%	$94.1	11%

Expenses:
Cost of real estate sales	407.1	526.1	485.4	(119.0)	(23)	40.7	8
Cost of rental revenues	16.9	13.9	10.9	3.0	22	3.0	27
Cost of timber sales	21.9	20.0	21.8	1.9	10	(1.8)	(8)
Cost of other revenues	41.7	39.8	37.6	1.9	5	2.2	6
Other operating expenses	77.4	69.4	68.9	8.0	11	0.5	1

Total	$565.0	$669.2	$624.6	$(104.2)	(16)%	$44.6	7%

The 2006 decreases in revenues from real estate sales and costs of real estate sales were in each case primarily due to decreased sales in the residential real estate segment and, to a lesser extent, the commercial real estate segment. The decreases were partially offset by an increase in sales of rural land. Additionally, during 2006 and 2005, four buildings were sold in each year by the commercial real estate segment and recorded as discontinued operations, and during 2004, two buildings were sold by the commercial real estate segment and recorded as discontinued operations. The increases in rental revenues and costs of rental revenues were in each case primarily due to the purchase of commercial buildings.

Timber revenue increased in 2006 due to an increase in harvest volumes and in 2005 decreased due to price decreases. Cost of timber sales increased in 2006 due to increased logging costs caused primarily by higher fuel prices and road maintenance costs. Cost of timber sales decreased in 2005 due to lower costs in the timber operation resulting from lower sales.

The 2006 decrease in other revenues and related gross profit of other revenues was primarily due to decreased resale brokerage activity and increased resort costs. Other revenues and cost of other revenues increased in 2005 primarily due to increases in resort operations. Other operating expenses increased in 2006 due to increased marketing costs, increased project administration expenses and increased insurance costs in our residential real estate segment. For further discussion of revenues and expenses, see Segment Results below.

Corporate Expense.  Corporate expense, representing corporate general and administrative expenses, increased $3.3 million, or 7%, to $51.3 million in 2006 over 2005. The increase was primarily due to increased stock compensation and other compensation costs. Stock compensation costs increased $3.8 million primarily as a result of the acceleration of restricted stock amortization related to the retirement of our former President/COO and stock compensation expense recorded under SFAS 123R. Other compensation costs increased $3.5 million substantially related to retirement and/or severance costs of our former President/COO and CFO. These cost increases were primarily offset by a reduction in bonus expense of $3.2 million. In 2005, corporate expense increased $4.2 million, or 10%, to $48.0 million from $43.7 million in 2004. The increase was due to an increase in non-capitalizable entitlements costs, a decrease in pension credit and an increase in compensation costs.

Depreciation and Amortization.  Depreciation and amortization increased $2.9 million, or 8%, to $38.8 million in 2006 compared to $35.9 million in 2005. The increase was primarily due to an increase in depreciation resulting from the purchase of one commercial operating property. In 2005, depreciation and amortization increased $6.3 million, or 21%, to $35.9 million compared to $29.6 million in 2004. The increase was primarily due to additional investments in commercial investment property.

Impairment Losses.  During 2006, we recorded a $1.5 million impairment loss related to the goodwill of our wholly owned affiliate, Sunshine State Cypress, Inc., included in our forestry segment. No impairment losses were recorded in 2005. During 2004, we recorded a $2.0 million impairment loss related to one of our residential projects in North Carolina.

Restructuring Charge.  We recorded a restructuring charge of $13.4 million during 2006 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $9.3 million related to the write-off of previously capitalized homebuilding costs and $4.1 million related to one-time termination benefits.

Other Income (Expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets and other, net. Other income (expense) was $(15.9) million in 2006, $(6.4) million in 2005, and $(5.2) million in 2004. Investment income increased to $5.1 million in 2006 from $3.5 million in 2005 and $0.8 million in 2004 due primarily to higher invested cash balances. Interest expense increased to $20.6 million in 2006 from $13.9 million in 2005 primarily due to an increase in the average amount of debt outstanding in 2006. Interest expense increased to $13.9 million in 2005 from $9.9 million in 2004, primarily due to an increase in the average amount of debt in 2005. Other, net decreased in 2006 primarily due to a litigation provision of $4.9 million relating to a 1996 sales commission dispute.

Equity in Income of Unconsolidated Affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates totaled $9.3 million in 2006, $13.0 million in 2005 and $5.6 million in 2004. Equity income decreased $3.7 million in 2006 primarily due to lower earnings in our investments in Rivercrest and Paseos, which are nearing build out. Equity income increased $7.4 million in 2005 from 2004 primarily due to increased closings at those two communities.

Income Tax Expense.  Income tax expense on continuing operations totaled $25.2 million in 2006, $64.1 million in 2005 and $52.3 million in 2004. Our effective tax rate was 38% in 2006, 36% in 2005 and 38% in 2004.

Discontinued Operations.  Discontinued operations include the operations and subsequent sales of four commercial buildings sold in 2006, the sale of Advantis and four commercial office buildings in 2005, and the operations and sales of two commercial office buildings sold in 2004. These entities’ results are not included in income from continuing operations. See “Commercial Real Estate” below for further discussion regarding our discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, primary and seasonal residential communities, primarily on land we own with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee, the state capital. Our residential homebuilding business in North and South Carolina is conducted through Saussy Burbank, Inc., a wholly owned subsidiary.

Residential sales slowed significantly in 2006, particularly in our resort markets. As a result of the slowdown, inventories of resale homes and home sites have risen dramatically in our markets. These resale inventory levels will continue to impact sales of our products in the majority of our markets throughout 2007. Although we believe these inventory levels may be trending downward by the end of 2007, we continue to believe it could take until 2008 before a supply-demand balance begins to return.

During the third quarter of 2006, we announced that we are exiting the Florida homebuilding business to focus on maximizing the value of our landholdings through place making. There was no material impact to our financial results in 2006 related to our exit from Florida homebuilding, other than the restructuring charge. The exit move was made possible by our expanding relationships with local, regional and national homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various JOE communities. These transactions involve land positions in pre-development phases as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in the delivery of finished homes to the market.

During the period from April 1 through December 31, 2006, we had a total of 1,209 developed home sites under contract or under option with David Weekley Homes and Beazer Homes, of which 783 remain to be closed. We expect national and regional homebuilders to be important business partners going forward.

The table below sets forth our activity with national homebuilders from April 1 through December 31, 2006:

Residential Real Estate
National Homebuilder Summary
of Home Site Commitments and Purchases
April 1, 2006 through December 31, 2006

	Total Units	Total Units	Average Price	Remaining Units
	Committed(1)	Closed 12/31/06	Closed Units	To Close

Beazer Homes
Beckrich Point	70	—	N/A	70
Laguna West	350	—	N/A	350
SouthWood	163	107	$42,941	56
Victoria Park	179	179	$66,369	—
David Weekley Homes
Hawks Landing	99	10	$60,900	89
Palmetto Trace	56	48	$77,688	8
ParkPlace	70	—	N/A	70
RiverCamps on Crooked Creek	3	3	$209,667	—
SouthWood	140	—	N/A	140
Victoria Park	72	72	$102,444	—
WaterSound	7	7	$144,248	—

Total	1,209	426		783

(1)	Includes amounts under contract or under option.

The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2006. The historical results of RiverCamps on Crooked Creek have been reclassified from the rural land sales segment to the residential real estate segment to conform to the current period’s presentation.

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues:
Real estate sales	$499.6	$693.2	$579.0
Rental revenues	1.7	1.6	1.1
Other revenues	38.3	43.6	41.5

Total revenues	539.6	738.4	621.6

Expenses:
Cost of real estate sales	381.1	482.8	420.4
Cost of rental revenues	1.8	1.7	1.2
Cost of other revenues	41.6	39.6	37.5
Other operating expenses	56.6	49.0	48.9
Depreciation and amortization	11.3	10.0	10.1
Impairment loss	—	—	2.0
Restructuring charge	12.3	—	—

Total expenses	504.7	583.1	520.1

Other income (expense)	1.7	0.1	(0.2)

Pre-tax income from continuing operations	$36.6	$155.4	$101.3

Revenues and costs of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage-of-completion method of accounting. Revenue on contracted units is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family or PRC unit, percentage-of-completion accounting is not utilized. Instead, full accrual accounting criteria are used, which requires recognition of revenue when sales contracts are closed. All deposits are non-refundable (subject to a 15-day rescission period as required by law), except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. In such instances, the revenue and margin related to the previously recorded contract is reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are entered into and deposits made are recognized on the full accrual method of accounting as contracts are closed.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Real estate sales include sales of homes and home sites, as well as sales of land. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home sites:

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$429.4	$69.3	$498.7	$537.6	$155.3	$692.9
Cost of sales:
Direct costs	292.1	31.4	323.5	375.4	33.3	408.7
Selling costs	21.9	1.7	23.6	27.8	5.4	33.2
Other indirect costs	30.3	2.9	33.2	37.1	3.7	40.8

Total cost of sales	344.3	36.0	380.3	440.3	42.4	482.7

Gross profit	$85.1	$33.3	$118.4	$97.3	$112.9	$210.2

Gross profit margin	20%	48%	24%	18%	73%	30%

The overall decreases in real estate sales, gross profit and gross profit margin were due primarily to a decrease in home site closings in our Northwest Florida resort communities and a decrease in primary home closings in various communities.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	20	$21.8	$16.8	$5.0	8	$7.1	$5.1	$2.0
Multi-family homes	—	—	—	—	48	21.2	13.2	8.0
Private Residence Club	—	—	—	—	1	0.3	0.1	0.2
Home sites	67	32.5	12.0	20.5	281	126.6	29.6	97.0
Primary
Single-family homes	206	62.8	49.9	12.9	301	77.7	64.3	13.4
Townhomes	43	6.7	5.4	1.3	135	20.5	17.4	3.1
Home sites	231	14.6	8.4	6.2	109	10.1	5.7	4.4
Northeast Florida:
Primary
Single-family homes	54	28.1	21.8	6.3	124	51.2	39.5	11.7
Home sites	7	1.1	0.5	0.6	43	3.4	0.9	2.5
Central Florida:
Primary
Single-family homes	183	81.5	56.7	24.8	353	118.8	92.6	26.2
Multi-family homes	136	27.6	17.9	9.7	86	51.3	38.6	12.7
Townhomes	60	18.8	16.1	2.7	41	11.4	10.1	1.3
Home sites	258	21.1	15.2	5.9	80	15.2	6.2	9.0
North and South Carolina:
Primary
Single-family homes	621	179.3	157.1	22.2	693	177.2	158.6	18.6
Townhomes	16	2.8	2.5	0.3	6	0.9	0.8	0.1

Total	1,902	$498.7	$380.3	$118.4	2,309	$692.9	$482.7	$210.2

In 2006 and 2005, our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound West Beach, WaterSound, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the only primary community was St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary. North and South Carolina included Saussy Burbank’s primary communities in Charlotte, Raleigh and Charleston.

In our Northwest Florida resort communities, closed units, revenues and gross profit decreased significantly in 2006 compared to 2005 as the demand for resort residential product has decreased. The gross profit from home site sales decreased to $20.5 million in 2006 from $97.0 million in 2005 due primarily to decreases in the number of home sites closed in SummerCamp, RiverCamps on Crooked Creek, WaterColor and WaterSound Beach. The decreases resulting from these reduced closings were partially offset by closings in WaterSound and WindMark Beach as sales of home sites in these communities commenced in the second and third quarters of 2006, respectively. No gross profit was recognized from multi-family residences in 2006, compared to $8.0 million in 2005 for the multi-family residences at WaterSound Beach which were completed in 2005.

Since required development was not complete at WaterSound West Beach, SummerCamp and RiverCamps on Crooked Creek at the time home sites were closed in these communities, percentage of completion accounting was used, and deferred profit will be recognized as the required infrastructure is completed. From project inception through the end of 2006, remaining unrecognized deferred profit at WaterSound West Beach was $1.4 million, substantially all of which we expect to recognize by the end of 2007; at RiverCamps on Crooked Creek it was $1.1 million, substantially all of which we expect to recognize by the end of the first quarter of 2007; and at SummerCamp it was $9.2 million, all of which we expect to recognize over the next several years.

In our Northwest Florida primary communities, closed units, revenues and gross profit decreased in 2006 as compared to 2005 due to market conditions. The gross profit from single-family home sales decreased $0.5 million in 2006 from 2005 as a result of a decrease of 95 units closed. Due primarily to an increase in the average sales price of homes closed in Palmetto Trace and Southwood (the average price of single-family residences closed in these communities in 2006 was $305,000 compared to $258,000 in 2005), the decrease in gross profit was not as significant as the decrease in unit closings. Townhome revenues and the number of townhomes closed decreased in 2006 as compared to 2005 as we have closed most of the townhomes previously offered for sale in these communities. Home site closings and gross profit increased in 2006 compared with 2005 due primarily to increased closings in Palmetto Trace and Hawks Landing resulting from our expanding relationships with national and regional homebuilders, although the average price decreased, reflecting a change in the type of product sold. The average price of a home site sold in 2006 was $63,000 compared to $93,000 in 2005.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in 2006 as compared to 2005 as a result of a lack of product availability. The decreases were partially offset by an increase in the average price of a single-family residence to $520,000 in 2006 compared to $413,000 in 2005. St. Johns Golf and Country Club is nearing its completion in early 2007, while James Island and Hampton Park were completed during 2005. Future home site product will become available in Northeast Florida at RiverTown, with sales expected to begin in 2007.

In our Central Florida communities, the gross profit on single-family home sales decreased to $24.8 million in 2006 from $26.2 million in 2005 as a result of unit closings decreasing to 183 from 353. Due to our ability to achieve stronger pricing on contracts in these communities last year (the average price of single-family residences closed in these communities in 2006 was $445,000 compared to $337,000 in 2005), the decrease in gross profit was not as significant as the decrease in unit closings. Gross profit percentages recognized using percentage-of-completion accounting on multi-family residences increased to 35% in 2006 from 25% in 2005 due primarily to our ability to raise prices to more than offset increased construction costs. Home site closings and revenue increased in 2006 compared with 2005 due primarily to third quarter sales to David Weekly Homes and fourth quarter sales to Beazer Homes. The average price of a home site in 2006 was $82,000 compared to $190,000 in 2005 due to a change in the type of product sold to these homebuilders. Increased sales of townhomes during 2006 resulted in increased revenues and gross profit of $7.4 million and $1.4 million, respectively, as compared to 2005.

In our North and South Carolina communities, the gross profit on single-family home sales increased to $22.2 million in 2006 from $18.6 million in 2005 due primarily to price increases on comparable homes. The average price of a home closed in 2006 was $289,000 compared to $256,000 in 2005.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $38.3 million in 2006 with $41.6 million in related costs, compared to revenues totaling $43.6 million in 2005 with $39.6 million in related costs. The decrease in other revenues and related deficit was primarily due to the decrease in resale brokerage activity and increased resort costs. The decrease in resale brokerage activity coincided with the slowdown in residential sales. The increase in resort costs included salaries and salary related costs in our Northwest Florida resort operations, which was due primarily to costs associated with new resort operations in WaterSound Beach during 2006.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased to $56.6 million in 2006 from $49.0 million in 2005 due to increased marketing costs associated with a regional brand campaign, increased project administration expenses resulting from new projects at Seven Shores, RiverTown and the second phase of Windmark Beach, and increased insurance costs.

We recorded a restructuring charge in our residential real estate segment of $12.3 million in 2006 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $9.3 million related to the write off of previously capitalized homebuilding costs and $3.0 million related to one-time termination benefits for affected employees.

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

The following table sets forth the components of our real estate sales and cost of real estate sales:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$537.6	$155.3	$692.9	$462.0	$113.8	$575.8
Cost of sales:
Direct costs	375.4	33.3	408.7	323.4	27.5	350.9
Selling costs	27.8	5.4	33.2	24.7	5.4	30.1
Other indirect costs	37.1	3.7	40.8	34.8	3.8	38.6

Total cost of sales	440.3	42.4	482.7	382.9	36.7	419.6

Gross profit	$97.3	$112.9	$210.2	$79.1	$77.1	$156.2

Gross profit margin	18%	73%	30%	17%	68%	27%

The changes in the components of our real estate sales and cost of real estate sales from the year ended December 31, 2005, to the year ended December 31, 2004, are set forth below by geographic region and product type. A more detailed explanation of the changes follows the table.

	Year Ended December 31, 2005				Year Ended December 31, 2004
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	8	$7.1	$5.1	$2.0	12	$15.0	$10.0	$5.0
Multi-family homes	48	21.2	13.2	8.0	51	55.4	34.2	21.2
Private Residence Club	1	0.3	0.1	0.2	87	17.0	9.4	7.6
Home sites	281	126.6	29.6	97.0	222	94.9	27.7	67.2
Primary
Single-family homes	301	77.7	64.3	13.4	239	52.0	47.8	4.2
Townhomes	135	20.5	17.4	3.1	104	14.3	13.1	1.2
Home sites	109	10.1	5.7	4.4	128	8.1	4.4	3.7
Northeast Florida:
Primary
Single-family homes	124	51.2	39.5	11.7	176	62.4	52.2	10.2
Home sites	43	3.4	0.9	2.5	35	2.9	1.1	1.8
Central Florida:
Primary
Single-family homes	353	118.8	92.6	26.2	237	63.6	51.3	12.3
Multi-family homes	86	51.3	38.6	12.7	—	14.8	12.0	2.8
Townhomes	41	11.4	10.1	1.3	6	2.0	1.7	0.3
Home sites	80	15.2	6.2	9.0	70	7.8	3.6	4.2
North and South Carolina:
Primary
Single-family homes	693	177.2	158.6	18.6	735	163.6	149.3	14.3
Townhomes	6	0.9	0.8	0.1	13	2.0	1.8	0.2

Total	2,309	$692.9	$482.7	$210.2	2,115	$575.8	$419.6	$156.2

In 2005 and 2004, our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound West Beach, WaterSound, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the primary communities were St. Johns Golf and Country Club, Hampton Park and James Island. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary. North and South Carolina included Saussy Burbank’s primary communities in Charlotte, Raleigh and Charleston.

In our Northwest Florida resort communities, revenue and closed units decreased in 2005 compared to 2004 due to reduced activity in the second half of the year in our resort residential projects as the 2005 hurricane season depressed normal traffic flow to the region. The gross profit percentage from single-family residence sales decreased to 28% in 2005 from 33% in 2004, primarily due to the mix of relative location and size of the home sales closed in each period. The average price of a single-family residence sold in 2005 was $888,000 compared to $1,250,000 in 2004. The decrease in average sales price is due primarily to the sale of the Southern Accents Showhouse at WaterSound Beach in 2004 at a price of $5.1 million. Gross profit recognized on the sale of multi-family residences decreased in 2005 due to the completion of profit recognition on certain multi-family residences in 2004. The gross profit percentage from home site sales increased to 77% in 2005 from 71% in 2004 due primarily to an increase in average prices of home sites sold and a change in the mix of relative locations of the closed home sites.

Since required development was not complete at WaterSound West Beach, SummerCamp and RiverCamps on Crooked Creek at the time home sites were closed in these communities, percentage of completion accounting was used and deferred profit will be recognized as the required infrastructure is completed. From project inception through the end of 2005, remaining unrecognized deferred profit at WaterSound West Beach was $3.0 million; at RiverCamps on Crooked Creek it was $3.2 million; and at SummerCamp it was $8.0 million.

In our Northwest Florida primary communities, units closed and revenues increased due to strong demand which supported price increases. The gross profit percentage from single-family home sales increased to 17% in 2005 from 8% in 2004, primarily due to an increase in the average sales price and the mix of location and size of the home sales closed. The average price of a single-family residence closed in 2005 was $258,000 compared to $218,000 in 2004. Also during 2004, gross profit was reduced by a $1.7 million expense recorded for warranty costs in excess of warranty reserves at a previously completed community. Townhome gross profit percentages also increased in 2005 due primarily to an increase in sales prices of approximately 10% and the mix of locations of the townhomes closed. Home site gross profit percentages decreased to 44% in 2005 from 46% in 2004 due primarily to the closing of lower margin home sites in our Port St. Joe primary housing developments during 2005.

In our Northeast Florida communities, closed units and revenues decreased in 2005 as a result of a lack of product availability in James Island and Hampton Park, which were substantially sold out in 2004 and completed during 2005. The gross profit percentage from single-family residence sales increased to 23% in 2005 from 16% in 2004 primarily due to the strong demand supporting higher prices as we approached sellout in these communities. The average price of a single-family residence closed in 2005 was $413,000 compared to $355,000 in 2004. Home site gross profit percentages increased to 74% in 2005 from 62% in 2004 due primarily to the mix of sizes and locations of the home sites sold during each period.

In our Central Florida communities, the gross profit percentage on single-family home sales increased to 22% in 2005 from 19% in 2004. The increase, which was a result of our ability to achieve stronger pricing in these primary communities, was partly offset by increasing construction costs following the 2004 hurricane season. Gross profit recognized on the sale of multi-family residences increased $9.9 million in 2005 due to the accelerated sales and construction activity and the resulting profit recognition under percentage-of-completion accounting. Gross profit percentages on multi-family residences increased to 25% in 2005 from 19% in 2004 due primarily to our ability to raise prices to more than offset increased construction costs. The gross profit percentage from home site sales increased to 59% in 2005 from 54% in 2004 due primarily to the increased average price of home sites to $190,000 in 2005 compared to $112,000 in 2004. Sales of condominium units in Artisan Park slowed in 2005 due to the increased supply of units in the Orlando area as a result of condominium conversion projects. Another factor in the slower sales was competition from the resale of units sold to investors earlier in the life of the project.

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

Other revenues included revenues from the WaterColor Inn, other resort and club operations, management fees and brokerage activities. Other revenues were $43.6 million in 2005 with $39.6 million in related costs, compared to revenues totaling $41.5 million in 2004 with $37.5 million in related costs.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses in 2004 included $3.0 million of nonrecurring uninsured losses related to storm damage while similar losses incurred in 2005 were $1.0 million.

Commercial Real Estate.  Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office and commercial uses. We sell and develop commercial land and provide development opportunities for national and regional retailers in Northwest Florida. We believe that national and regional retail developers have now discovered Northwest Florida and continue to express a high level of interest in the region. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family for-sale and for-rent projects.

As a contrast to demand for residential real estate products, demand for Florida commercial real estate in 2006 was strong, consistent with 2005 and 2004. The table below sets forth the results of operations of our commercial real estate segment for the three years ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues:
Real estate sales	$48.5	$62.7	$87.2
Rental revenues	39.3	33.1	24.1
Other revenues	0.9	1.2	1.9

Total revenues	88.7	97.0	113.2

Expenses:
Cost of real estate sales	18.6	33.8	58.9
Cost of rental revenues	15.1	12.2	9.7
Other operating expenses	7.9	8.9	10.4
Depreciation and amortization	20.5	17.3	11.5
Restructuring charge	0.1	—	—

Total expenses	62.2	72.2	90.5

Other income (expense)	(4.8)	(2.5)	(1.6)

Pre-tax income from continuing operations	$21.7	$22.3	$21.1

Real Estate Sales.  Land sales for the three years ended December 31, 2006 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	per Acre(c)	Proceeds	Revenue		on Sales
					(In millions)

Year Ended December 31, 2006:
Northwest Florida	28	244	$200.4	$48.9	$48.5	(a)	$29.9	(a)
Other	—	—	—	—	—		—

Total/Average	28	244	$200.4	$48.9	$48.5	(a)	$29.9	(a)

Year Ended December 31, 2005:
Northwest Florida	36	220	$140.5	$30.9	$29.9	(b)	$21.9	(b)
Other	8	276	118.8	32.8	32.8		6.7

Total/Average	44	496	$128.4	$63.7	$62.7	(b)	$28.6	(b)

Year Ended December 31, 2004:
Northwest Florida	40	384	$113.6	$43.6	$43.6		$24.0
Other	5	36	522.2	18.8	18.8		1.4

Total/Average	45	420	$148.6	$62.4	$62.4		$25.4

(a)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

(b)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $1.0 million and $0.7 million, respectively.

(c)	Average price per acre in thousands.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. In 2005 and 2004, the commercial segment had larger numbers of sales due to the sale of non-strategic positions. Pricing increased in 2006 compared to 2005 and 2004 for office and light industrial land with average pricing at our Commerce Parks of $196,000 per acre for the year 2006, compared with average pricing of $97,000 per acre in 2005 and $75,000 per acre in 2004.

In 2006, compared to 2005 and 2004, the commercial segment shifted its multifamily focus from smaller local builders to regional and national companies. This shift resulted in fewer multifamily sales but increased pricing to $232,000 per acre for the year 2006, compared with average pricing of $105,000 per acre in 2005 and $25,000 per acre in 2004.

For additional information about our Commerce Parks, see the table “Summary of Additional Commercial Land-Use Entitlements” in the Business section above.

Rental Revenues.  Rental revenues generated by our commercial real estate segment on owned operating properties increased $6.2 million, or 19%, in 2006 compared to 2005 primarily due to the acquisition of one building in December of 2005, with approximately 225,000 rentable square feet. The year ended December 31, 2006 also included recognition of $0.8 million of termination fees related to three tenants terminating their leases early. Cost of rental revenues increased $2.9 million, or 24%, in 2006 compared to 2005, primarily due to the building acquisition and increased operating costs. Rental revenues increased $9.0 million, or 37%, for 2005 compared to 2004 due to the acquisition of five buildings in the last half of 2004, with an aggregate of 553,000 rentable square feet. Cost of rental revenues increased $2.5 million, or 26%, due to the acquired buildings.

Further information about our commercial income producing properties is presented in the table below.

	December 31, 2006			December 31, 2005			December 31, 2004
		Net			Net			Net
	Number of	Rentable	Percentage	Number of	Rentable	Percentage	Number of	Rentable	Percentage
	Properties	Square Feet	Leased	Properties	Square Feet	Leased	Properties	Square Feet	Leased
Buildings purchased with tax-deferred proceeds by location:
Florida
Jacksonville	1	136,000	83%	1	136,000	69%	1	136,000	69%
Northwest Florida	3	156,000	100	3	156,000	95	3	156,000	95
Orlando	2	317,000	95	2	317,000	71	2	317,000	71
Atlanta	8	1,289,000	78	8	1,289,000	73	8	1,289,000	73
Virginia	3	354,000	97	3	354,000	96	2	129,000	96

Subtotal/Average	17	2,252,000	85	17	2,252,000	76%	16	2,027,000	76%

Development property:
Florida
Northwest Florida	2	37,000	96	2	37,000	93%	—	—	—

Subtotal/Average	2	37,000	96	2	37,000	93%	—	—	—

Total/Average	19	2,289,000	85	19	2,289,000	76%	16	2,027,000	76%

The lease for the sole tenant in one of our Virginia buildings will expire in February 2008. At this time a replacement tenant has not yet been obtained. We are continuing to aggressively market the vacant spaces in Atlanta and Virginia.

In January 2007, we entered into an exclusive listing agreement with Eastdil Secured, LLC, a real estate brokerage firm, for the marketing and potential disposition of our office building portfolio. The portfolio is located in seven markets throughout the Southeast and consists of 17 buildings with approximately 2.3 million net rentable square feet. The likelihood and timing of the possible sale will depend upon market reaction and other variables. The portfolio does not currently meet the criteria for classification as “assets held for sale”.

Depreciation and amortization, primarily consisting of depreciation on income producing properties and amortization of lease intangibles, increased to $20.5 million in 2006 compared to $17.3 million in 2005, due to the building placed in service in December 2005.

Total proceeds from building sales recorded in continuing operations in 2004 were $24.8 million, with a pre-tax gain of $2.9 million. Building sales in 2004 consisted of:

•	the sale of the 99,000-square foot TNT Logistics building located in Jacksonville, Florida, for $12.8 million, with a pre-tax gain of $3.0 million; and

•	the sale of the 100,000-square foot Westside Corporate Center building located in Plantation, Florida, for $12.0 million, with a pre-tax loss of $(0.1) million.

Discontinued Operations.  Discontinued operations related to this segment for 2006 included the sale and results of operations of four commercial buildings sold in 2006. Discontinued operations for 2005 included those four buildings, the sale and results of operations of four commercial buildings sold in 2005, and the sale and results of operations of Advantis sold in 2005.

Building sales included in discontinued operations for 2006 consisted of the following:

•	The sale of Nextel II, with net rentable square feet of 30,000 in Panama City, Florida, on December 20 for proceeds of $4.9 million and a pre-tax gain of $1.7 million;

•	The sale of One Crescent Ridge, with net rentable square feet of 158,000 in Charlotte, North Carolina, on September 29 for proceeds of $31.3 million and a pre-tax gain of $10.6 million; and

•	The sales of Prestige Place One & Two, with net rentable square feet of 147,000 in Tampa, Florida, on June 28 for proceeds of $18.1 million and a pre-tax gain of $4.4 million.

Building sales included in discontinued operations for 2005 consisted of the following:

•	1133 20th Street, with 119,000 net rentable square feet in Washington, DC, sold on September 29 for proceeds of $46.9 million and a pre-tax gain of $19.7 million;

•	Lakeview, with 127,000 net rentable square feet in Tampa, Florida, sold on September 7 for proceeds of $18.0 million and a pre-tax gain of $4.1 million;

•	Palm Court, with 62,000 net rentable square feet in Tampa, Florida, sold September 7 for proceeds of $7.0 million and a pre-tax gain of $1.8 million; and

•	Harbourside, with 153,000 net rentable square feet in Clearwater, Florida, sold December 14 for proceeds of $21.9 million and a pre-tax gain of $5.2 million.

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

Rural Land Sales.  Our rural land sales segment markets for sale tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three years ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues
Real estate sales	$89.9	$68.9	$68.0

Expenses:
Cost of real estate sales	7.4	9.4	6.0
Cost of other revenues	—	0.1	—
Other operating expenses	10.6	8.8	6.7
Depreciation and amortization	0.3	0.2	0.2
Restructuring charge	0.2	—	—

Total expenses	18.5	18.5	12.9

Other income	1.1	0.3	0.2

Pre-tax income from continuing operations	$72.5	$50.7	$55.3

Rural land sales for the three years ended December 31, 2006 are as follows:

	Number	Number of	Average Price	Gross Sales	Gross
Period	of Sales	Acres	Per Acre	Price	Profit
				(In millions)	(In millions)

2006	84	34,336	$2,621	$89.9	$82.5
2005	142	28,958	$2,378	$68.9	$59.3
2004	172	20,175	$3,375	$68.1	$62.0

During 2006, we sold two large tracts of land totaling 15,469 acres for an average price of $1,700 per acre. We continually evaluate the pricing and timing of land sales based upon a careful analysis of the present value of the land.

Land sales for 2005 included the sales of two parcels totaling 1,046 acres in southwest Georgia for $2.5 million, or $2,390 per acre. Earlier in 2005, we paid $1,225 per acre for approximately 47,000 acres in southwest Georgia.

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

The historical results of RiverCamps on Crooked Creek have been reclassified from the rural land sales segment to the residential real estate segment to conform to the current year presentation.

Forestry.  The table below sets forth the results of operations of our forestry segment for the three years ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004
	(In millions)

Revenues:
Timber sales	$29.9	$27.9	$35.2
Expenses:
Cost of timber sales	21.9	20.0	21.8
Other operating expenses	2.3	2.2	2.6
Depreciation and amortization	2.9	4.2	4.1
Impairment loss	1.5	—	—

Total expenses	28.6	26.4	28.5

Other income	3.1	3.1	2.4

Pre-tax income from continuing operations	$4.4	$4.6	$9.1

Total revenues for the forestry segment increased $2.0 million, or 7%, compared to 2005. Sales under our fiber agreement with Smurfit-Stone Container Corporation were $13.0 million (692,600 tons) in 2006 and $12.0 million (678,000 tons) in 2005. Sales to other customers totaled $11.3 million (623,300 tons) in 2006 as compared to $9.9 million (529,000 tons) in 2005. The increase in revenue and tons sold to outside customers resulted from our ability to harvest more solid wood products due to better operating conditions and planning. Revenues for the cypress mill operation were $5.6 million in 2006 and $6.0 million in 2005. Revenues from the cypress mill were lower in 2006 due to the lack of customer demand for our mulch product.

Cost of sales for the forestry segment increased $1.9 million in 2006 compared to 2005. Costs of sales as a percentage of revenue were 73% in 2006 and 72% in 2005. The increase in cost of sales was due to increased logging costs caused by higher diesel fuel prices and increased road maintenance expense. Cost of sales for the cypress mill operation were $4.9 million or 88% of revenues in 2006 and $4.5 million or 75% of revenues in 2005.

During 2006, the Company utilized a discounted cash flow method to determine the fair value of Sunshine State Cypress and recorded an impairment loss to reduce the carrying amount of goodwill from $8.8 million to $7.3 million. This resulted in an impairment loss of $1.5 million pre-tax, or $0.9 million net of tax.

Revenues for the forestry segment in 2005 decreased $7.3 million, or 21%, compared to 2004. Total sales under the fiber agreement with Smurfit-Stone Container Corporation were $12.0 million (678,000 tons) in 2005 and $13.0 million (681,000 tons) in 2004. Sales to other customers totaled $9.9 million (529,000 tons) in 2005 and $14.5 million (653,000 tons) in 2004. The 2005 decrease in revenues under the fiber agreement was primarily due to lower pulpwood prices under the terms of the agreement. In 2005 and 2004, sales to other customers decreased due to management’s decision to reduce the harvested volume from clear-cut operations in order to retain more timber on certain tracts planned for later sale for recreational or residential purposes. Revenues from the cypress mill operation were $6.0 million in 2005 and $7.7 million in 2004. Revenues from the cypress mill were lower in 2005 due to lower prices as a result of the increased supply of fallen timber caused by hurricanes.

Cost of timber sales decreased $1.8 million, or 8%, in 2005 compared to 2004. Cost of sales as a percentage of revenues was 72% in 2005 and 62% in 2004. The increase in cost of sales as a percentage of revenues was due primarily to increased logging costs caused by fuel shortages from Hurricane Katrina, road maintenance and timber inventory costs. Cost of sales for the cypress mill operation were $4.5 million, or 75% of revenues, in 2005, and $5.4 million, or 70% of revenues, in 2004. Cost of sales for timber was $15.5 million, or 71% of revenues, in 2005 and $16.4 million, or 59% of revenues, in 2004.

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

Management believes we have adequate resources to fund ongoing operating requirements and future capital expenditures related to the continued investment in real estate developments. In light of current real estate market conditions, however, we have significantly adjusted our capital investment plans and continue to evaluate the appropriateness of our plans. We also intend to continue to be prudent in our approach toward share repurchase activity in 2007 considering our other capital commitments. If our liquidity were not adequate to fund our cash requirements, we would have various alternatives available to change our cash flow, including reducing or eliminating our share repurchase program, reducing or eliminating dividends, changing our capital structure, altering the timing of our development projects and/or selling existing assets.

Cash Flows from Operating Activities

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land sales segment, the Company’s timberland operations and land developed by the commercial real estate segment, are included in operating activities on the statement of cash flows. Distributions of income from unconsolidated affiliates are also included in cash flows from operating activities.

Net cash (used in) provided by operations was ($143.9) million during 2006 compared to $192.0 million in 2005 and $128.2 million in 2004. Expenditures relating to our residential real estate segment in 2006, 2005 and 2004 were $531.4 million, $515.7 million and $488.8 million, respectively. Expenditures for operating properties in 2006, 2005 and 2004 totaled $55.6 million, $33.9 and $62.6 million, respectively, and were made up of commercial land development and residential club and resort property development.

The changes in other tax related balance sheet accounts were primarily related to $125.1 million in estimated tax payments related to the 2006 tax year. These tax payments were primarily attributable to the recognition of previously deferred gains on land sales and involuntary conversions, which have now met the criteria for recognition in our 2006 tax return. We also expect to make significant tax payments in 2007 related to an IRS audit of the years 2001-2004. The balances expected to be affected by any tax settlement include other liabilities, taxes payable and deferred taxes. We expect to continue to make significant cash payments of income taxes, including deferred taxes, in future years.

The expenditures for operating activities relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. In 2006, approximately 50% of these expenditures were for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the home upon completion of construction. Due to our exit from Florida homebuilding, we expect a significant reduction in construction expenditures related to single-family homes after we finish the homes currently under construction in Florida. Total expenditures for single-family home construction in the future are expected to decline significantly and the resulting percentage of total expenditures may significantly change depending on the total amount of non-homebuilding construction activity in future periods.

Over the next several years, our need for cash for operations will remain significant as development activity continues. During 2006, we had five new residential communities requiring significant up-front capital investment, and these communities will continue to require capital expenditures.

Cash Flows from Investing Activities

The Company’s buildings developed for commercial rental purposes and assets purchased with tax-deferred proceeds are held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include related cash flows from assets not held for sale. Distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Net cash provided by (used in) investing activities was $29.9 million in 2006 compared to $(31.9) million in 2005 and $(32.4) million in 2004. Net cash provided in 2006 primarily was a result of $52.8 million in proceeds related to the sales of discontinued operations. Net cash used in 2005 included $88.8 million in proceeds from sales of discontinued operations, net of cash included in assets sold. Purchases of investments in real estate in 2005 included $20.9 million for the purchase of a commercial office building and related intangible assets net of assumption of a mortgage on the property of $29.9 million, the purchases of 16 acres of property in Manatee County for $18.0 million and 47,303 acres of timberland in Southwest Georgia for $58.3 million, in tax-deferred like-kind exchanges and $9.6 million of other real estate investments. Net cash used in investing activities in 2004 included $64.4 million for the purchase of five commercial office buildings and related intangible assets, $41.1 million in proceeds from the sale of discontinued operations and $17.7 million of other real estate investments.

The purchase of commercial buildings and land, comprising the majority of the cash used in investing activities, generally follow the sale of real estate, principally land sales on a tax-deferred basis. The tax deferral requires the reinvestment of proceeds from qualifying sales within a required time frame. We make these investments in buildings and land only when we can acquire these assets at attractive prices. It is becoming increasingly difficult to acquire assets that meet our pricing and other criteria for reinvestment, and as a result we may not purchase commercial buildings and vacant land to the extent we have in the past. Additionally, as our sales activity has slowed, the amount of cash available for purchase activities has decreased.

We have recently entered into a listing agreement for the marketing and potential disposition of our office building portfolio. Our portfolio is located in seven markets throughout the Southeast and consists of seventeen buildings with approximately 2.3 million of net rentable square feet. The potential sale proceeds related to this asset disposition could have a significant positive impact on investing cash flows in 2007 if such a sale were to occur.

Cash Flows from Financing Activities

Net cash used in financing activities was $51.7 million in 2006, $52.3 million in 2005 and $58.4 million in 2004. As a result of the significant development and investing activities anticipated over the next several years, we expect our debt to increase compared to December 31, 2006 levels. In 2007, we have approximately $229.3 million of debt maturing, and we expect to spend $50 million to $100 million for dividend payments and the repurchase of shares. Based on these factors, we expect a meaningful increase in debt during 2007. This debt increase may not occur, however, and our debt may in fact decrease if we were to sell our office building portfolio (as described above).

In 2005, we entered into a new four-year $250 million senior revolving credit facility (the “Credit Facility”). The Credit Facility bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%. The Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. The balance outstanding at December 31, 2006 was $60.0 million; no balance was outstanding on the Credit Facility at December 31, 2005. Management believes that we were in compliance with the covenants of the Credit Facility at December 31, 2006.

In February 2007, we increased the size of the Credit Facility to $500 million. None of the material terms of the Credit Facility were changed in connection with the expansion. Proceeds from the increased Credit Facility will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

Senior notes issued in private placements had an outstanding principal amount of $307.0 million at December 31, 2006 and $407.0 million at December 31, 2005. These senior notes have financial performance covenants similar to those in the Credit Facility. In July 2006, we entered into an amendment agreement with the 2002 noteholders that modifies certain financial covenants. The amendment provides increased leverage capacity along with increased flexibility in maintaining minimum net worth levels. The covenant modifications were subject to certain conditions, including prepayment of our $100 million outstanding 2004 senior notes. We paid these notes in November 2006.

The proceeds of the senior notes were used to finance development and construction projects, as well as for general corporate purposes.

During 2005, we assumed an existing mortgage of $29.9 million on a commercial building we purchased.

We have used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In 2005, we paid $10.5 million in principal to one of the community development districts to pay off a portion of the CDD bonds. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $43.1 million and $14.7 million related to CDD bonds as of December 31, 2006 and 2005, respectively.

Through December 31, 2006, our Board of Directors had authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at December 31, 2006. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program to December 31, 2006, the Company repurchased from shareholders 27,945,611 shares. During 2006, 2005 and 2004, the Company repurchased from shareholders 948,200, 1,705,000 and 1,561,565 shares, respectively. Given the challenges presented by the current operating environment, we will be prudent in our approach to share repurchase activity over the near term until the depth and duration of the current downturn in the residential market is more readily discernible. As a result, we did not purchase any of our shares on the open market during the fourth quarter of 2006.

Executives have surrendered a total of 2,253,559 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. For 2006, 2005 and 2004, 148,417 shares worth $7.6 million, 68,648 shares worth $4.8 million and 884,633 shares worth $35.3 million, respectively, were surrendered by executives, of which $7.6 million, $2.3 million and $13.9 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

Off-Balance Sheet Arrangements

We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments at December 31, 2006

	Payments Due by Period
		Less Than			More Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Debt	$627.1	$229.3	$84.2	$29.8	$283.8
Interest related to debt	139.2	30.5	40.6	34.8	33.3
Purchase obligations(1)	128.2	13.6	114.6	—	—
Operating leases	2.1	1.2	0.8	0.1	—

Total Contractual Cash Obligations	$896.6	$274.6	$240.2	$64.7	$317.1

(1)	These aggregate amounts include individual contracts in excess of $2.0 million.

	Amount of Commitment Expirations Per Period
	Total Amounts	Less Than			More Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Surety bonds	$64.3	$63.9	$0.4	$—	$—
Standby letters of credit	25.0	25.0	—	—	—

Total Commercial Commitments	$89.3	$88.9	$0.4	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk related to our long-term debt. As of December 31, 2006, there was $60.0 million outstanding under our Credit Facility, which matures on July 21, 2009. This debt accrues interest at different rates based on timing of the loan and our preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. This loan potentially subjects us to interest rate risk relating to the change in the LIBOR rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. If LIBOR had been 100 basis points higher or lower, the effect on net income with respect to interest expense on the credit facility would have been a respective decrease or increase in the amount of $0.6 million pre-tax ($0.4 million net of tax.)

We have recently expanded the available principal amount of the Credit Facility to $500 million, and we expect the outstanding balance borrowed under the Credit Facility to increase in the near term. An increase in borrowing under the Credit Facility will cause a corresponding increase in interest rate risk.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2006. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2006.

Expected Contractual Maturities

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	$ in millions

Long-term Debt
Fixed Rate	$69.2	$52.9	$17.1	$1.1	$1.1	$283.8	$425.2	$417.8
Wtd. Avg. Interest Rate	6.6%	7.4%	6.5%	5.6%	5.6%	5.4%	5.9%
Variable Rate	$160.1	$4.2	$10.0	$17.6	$10.0	—	$201.9	$201.9
Wtd. Avg. Interest Rate	5.7%	4.2%	4.4%	4.0%	4.0%	—	5.3%

Management estimates the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2006, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rate and market values.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements in pages F-2 to F-33 and the Report of Independent Registered Public Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference thereto.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

The Company’s independent auditors, KPMG LLP, an independent registered public accounting firm, has issued a report on management’s assessment of the Company’s internal control over financial reporting, which report appears below.

(c) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Shareholders
The St. Joe Company:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The St. Joe Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The St. Joe Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2006 and the related financial statement schedule, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 28, 2007

(d) Changes in Internal Control over Financial Reporting.  During the fourth quarter and year ended December 31, 2006, there have not been any changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Amendment of a Material Definitive Agreement and Creation of a Direct Financial Obligation

In July 2005, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Wachovia Bank, National Association, as Agent, Bank of America, N.A., as Syndication Agent, each of SunTrust Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto. The Credit Agreement provided for a $250 million revolving credit facility that matures on July 21, 2009. A description of the Credit Agreement may be found in our Current Report on Form 8-K filed on July  28, 2005, which description is incorporated by reference. A complete copy of the Credit Agreement was filed as Exhibit 10.1 to that Form 8-K.

On February 26, 2007, we exercised our right, pursuant to Section 2.16 of the Credit Agreement, to increase the aggregate amount of commitments under the Credit Agreement from $250 million to $500 million. This increase is set forth in a first amendment (the “Amendment”) to the Credit Agreement. The Amendment also provides for minor modifications to certain restrictive covenants and definitions with the effect of permitting qualified installment sales of timberland by us and excluding from financial covenant calculations the notes created in connection with such transactions. The Amendment does not change any pricing, maturity or other material terms of the Credit Agreement. The proceeds of any borrowings under the Credit Agreement may be used for general corporate purposes, which may include debt payments and development expenditures.

A copy of the Amendment is filed as Exhibit 10.2 to this Annual Report on Form 10-K. The foregoing description of the Amendment does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amendment, which is incorporated by reference.

From time to time, certain lenders party to the Credit Agreement and their affiliates have provided, and may in the future provide, investment banking and commercial banking services and general financial and other services to us for which they have in the past received, and may in the future receive, customary fees. We are currently a party to a mortgage company joint venture with an affiliate of Wells Fargo Bank, National Association. Certain lenders and their affiliates provide other loan, securities, credit and banking services to us, all on commercial terms.

Results of Operations and Financial Condition

On February 28, 2007 we issued a press release announcing an update to the Company’s financial results for the quarter and year ended December 31, 2006. A judicial decision released on February 26, 2007 resulted in a modification to our litigation reserves as of December 31, 2006. The updated results reflect fourth quarter 2006 net income of $22.3 million, or $0.30 per share, down from $23.8 million, or $0.32 per share, as previously reported February 6, 2007, and full year 2006 net income of $51.0 million, or $0.69 per share, down from net income of $52.5 million, or $0.71 per share. A copy of the press release is furnished as Exhibit 99.1 hereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, nominees for director, executive officers and certain corporate governance matters is described in our proxy statement relating to our 2007 annual meeting of shareholders to be held on May  15, 2007 (the “proxy statement”). This information is set forth in the proxy statement under the captions “Proposal No. 1 — Election of Directors”, “Executive Officers”, and “Corporate Governance and Related Matters”. This information is incorporated by reference.

Item 11.	Executive Compensation

Information concerning compensation of our executive officers for the year ended December 31, 2006, is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2006:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	780,909	$32.42	1,306,902
Equity compensation plans not approved by security holders	—	—	—

Total	780,909	$32.42	1,306,902

For additional information regarding our equity compensation plans, refer to Note 2 to the consolidated financial statements under the heading “Stock-based Compensation”.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2006 and director independence is set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our proxy statement. This information is incorporated by reference.

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

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
10.1	Third Amended and Restated Credit Agreement dated as of July 22, 2005, among the registrant, Wachovia Bank, National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K dated July 28, 2005).
10.2	First Amendment to Third Amended and Restated Credit Agreement dated February 26, 2007.
10.3	Note Purchase Agreement dated as of February 7, 2002, among the registrant and the purchasers party thereto ($175 million Senior Secured Notes) (incorporated by reference to Exhibit 10.25 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).
10.4	First Amendment to Note Purchase Agreements dated June 8, 2004, by and among the registrant and certain holders of the registrant’s 2002 Senior Notes party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.5	Second Amendment to Note Purchase Agreements dated July 28, 2006, by and among the registrant and the holders of the registrant’s 2002 Senior Notes party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.6	Note Purchase Agreement dated as of August 25, 2005 by and among the registrant and the purchasers party thereto ($150 million Senior Notes)(incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated August 30, 2005).
10.7	Credit Agreement dated July 28, 2006 by and among the registrant, Bank of America, N.A. and Banc of America Securities, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.8	Employment Agreement between the registrant and Peter S. Rummell dated August 19, 2003 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.9	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.10	First Amendment to Employment Agreement of Michael N. Regan dated January 5, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 9, 2007).
10.11	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.12	Deferred Capital Accumulation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.11 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.13	First Amendment to the Deferred Capital Accumulation Plan, dated May 22, 2003 and effective as of June 1, 2003 (incorporated by reference to Exhibit 10.16 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.14	Second Amendment to the Deferred Capital Accumulation Plan, dated November 2, 2005 and effective as of September 8, 2005 (incorporated by reference to Exhibit 10.17 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.15	Third Amendment to the Deferred Capital Accumulation Plan, dated as of November 30, 2005 and effective as of January 1, 2005 (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.16	Fourth Amendment to The St. Joe Company Deferred Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 22, 2006).

Exhibit
Number	Description

10.17	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.15 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.18	First Amendment to the Supplemental Executive Retirement Plan, dated May 22, 2003 and effective as of June 1, 2003 (incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.19	Second Amendment to the Supplemental Executive Retirement Plan, dated November 2, 2005 and effective as of September 8, 2005 (incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.20	Third Amendment to The St. Joe Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 22, 2006).
10.21	1999 Employee Stock Purchase Plan, dated November 30, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.22	Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.23	Second Amendment to the St. Joe Company 1999 Employee Stock Purchase Plan.
10.24	Third Amendment to the St. Joe Company 1999 Employee Stock Purchase Plan.
10.25	Fourth Amendment to the St. Joe Company 1999 Employee Stock Purchase Plan.
10.26	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.27	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.28	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.29	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the registrant’s registration statement on Form S-1 (File 333-89146)).
10.30	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).
10.31	Form of Restricted Stock Agreement-Bonus Award (incorporated by reference to Exhibit 10.24 of the registrant’s annual report on Form 10-K for the year ended December 31, 2003).
10.32	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K dated September 23, 2004).
10.33	Form of Amendment to Restricted Stock Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.34	Form of Stock Option Agreement for use with grants on or after July 27, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.35	Form of Restricted Stock Agreement for use with grants on or after July 27, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.36	Summary of Non-Employee Director Compensation (incorporated by reference to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.37	Description of Additional Compensation for Lead Director (incorporated by reference to the information contained in the registrant’s Current Report on Form 8-K dated May 15, 2006).
10.38	Form of Non-Employee Director Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.39	Form of Director Investment Election Form (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 5, 2005).

Exhibit
Number	Description

10.40	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K dated February 17, 2006).
10.41	Summary of 2006 provisions of the Annual Incentive Plan (incorporated by reference to the information set forth under the caption “Approval of the 2006 Annual Incentive Plan” contained in the registrant’s current report on Form 8-K filed on February 17, 2006).
10.42	Summary of 2007 provisions of the Annual Incentive Plan (incorporated by reference to the information set forth in the registrant’s current report on Form 8-K filed on February 16, 2007).
14.1	Code of Conduct (revised December 4, 2006)(incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 7, 2006).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Press Release dated February 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ Peter S. Rummell
Peter S. Rummell
Chairman, Chief Executive Officer and President

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and as of February 28, 2007.

Signature	Title

/s/ Peter S. Rummell Peter S. Rummell	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ WM. Britton Greene Wm. Britton Greene	Chief Operating Officer

/s/ Michael N. Regan Michael N. Regan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael L. Ainslie Michael L. Ainslie	Director

/s/ Hugh M. Durden Hugh M. Durden	Director

/s/ Thomas A. Fanning Thomas A. Fanning	Director

/s/ Harry H. Frampton, III Harry H. Frampton, III	Director

/s/ Dr. Adam W. Herbert, Jr. Dr. Adam W. Herbert, Jr.	Director

/s/ Delores M. Kesler Delores M. Kesler	Director

/s/ John S. Lord John S. Lord	Director

/s/ Walter L. Revell Walter L. Revell	Director

/s/ William H. Walton, III William H. Walton, III	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The St. Joe Company:

We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, The St. Joe Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share Based Payment. Also as discussed in Notes 2 and 13 to the consolidated financial statements, The St. Joe Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The St. Joe Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 28, 2007

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Investment in real estate	$1,213,562	$1,036,174
Cash and cash equivalents	36,935	202,605
Accounts receivable, net	25,839	58,905
Notes receivable	26,029	25,701
Prepaid pension asset	100,867	95,044
Property, plant and equipment, net	44,593	40,176
Goodwill, net	35,233	36,733
Other intangible assets, net	32,669	46,385
Other assets	44,668	50,223

	$1,560,395	$1,591,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Debt	$627,056	$554,446
Accounts payable	117,131	75,309
Accrued liabilities	123,496	135,156
Income tax payable	9,984	3,931
Deferred income taxes	211,115	315,912

Total liabilities	1,088,782	1,084,754
Minority interest in consolidated subsidiaries	10,533	18,194

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 104,372,697 and 103,931,705 issued at December 31, 2006 and 2005, respectively	308,060	300,626
Restricted stock deferred compensation	—	(19,656)
Retained earnings	1,078,312	1,074,990
Accumulated other comprehensive income	(1,033)	—
Treasury stock at cost, 30,100,032 and 29,003,415 shares held at December 31, 2006 and 2005, respectively	(924,259)	(866,962)

Total stockholders’ equity	461,080	488,998

	$1,560,395	$1,591,946

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except
	per share amounts)

Revenues:
Real estate sales	$638,126	$824,800	$734,251
Rental revenues	41,003	34,640	25,152
Timber sales	29,937	27,974	35,218
Other revenues	39,126	44,710	43,381

Total revenues	748,192	932,124	838,002

Expenses:
Cost of real estate sales	407,077	526,057	485,370
Cost of rental revenues	16,933	13,867	10,904
Cost of timber sales	21,899	19,995	21,782
Cost of other revenues	41,649	39,827	37,626
Other operating expenses	77,385	69,436	68,885
Corporate expense, net	51,262	48,005	43,759
Depreciation and amortization	38,844	35,921	29,584
Impairment losses	1,500	—	1,994
Restructuring charge	13,416	—	—

Total expenses	669,965	753,108	699,904

Operating profit	78,227	179,016	138,098

Other income (expense):
Investment income, net	5,138	3,542	841
Interest expense	(20,566)	(13,920)	(9,964)
Other, net	(526)	3,987	3,896

Total other income (expense)	(15,954)	(6,391)	(5,227)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	62,273	172,625	132,871
Equity in income of unconsolidated affiliates	9,307	13,016	5,600
Income tax expense (benefit):
Current	127,718	20,609	18,908
Deferred	(102,561)	43,544	33,426

Total income tax expense	25,157	64,153	52,334
Income from continuing operations before minority interest	46,423	121,488	86,137
Minority interest	6,137	7,820	2,594

Income from continuing operations	40,286	113,668	83,543

Discontinued operations:
Income (loss) from discontinued operations (net of income tax expense (benefit) of $225, $(199) and $800, respectively)	366	(332)	1,333
Gain on sales of discontinued operations (net of income taxes of $6,354, $7,994 and $3,135, respectively)	10,368	13,322	5,224

Income from discontinued operations	10,734	12,990	6,557

Net income	$51,020	$126,658	$90,100

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.54	$1.52	$1.11
Income from discontinued operations	$0.15	$0.17	$0.08

Net income	$0.69	$1.69	$1.19

Diluted
Income from continuing operations	$0.54	$1.49	$1.09
Income from discontinued operations	$0.15	$0.17	$0.08

Net income	$0.69	$1.66	$1.17

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated	Restricted
	Common Stock			Other	Stock
	Outstanding		Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Earnings	Income	Compensation	Stock	Total
	(Dollars in thousands, except per share amounts)

Balance at December 31, 2003	76,030,091	$199,787	$944,000	$—	$(18,807)	$(637,665)	$487,315

Comprehensive income:
Net income	—	—	90,100	—	—	—	90,100

Total comprehensive income	—	—	—	—	—	—	90,100

Issuances of restricted stock	161,465	7,486	—	—	(7,486)	—	—
Forfeitures of restricted stock	(3,123)	(130)	—	—	130	—	—
Dividends ($0.52 per share) and other distributions	—	—	(39,928)	—	—	—	(39,928)
Issuances of common stock	2,140,406	36,591	—	—	—	—	36,591
Excess tax benefit on exercises of stock options	—	19,310	—	—	—	—	19,310
Amortization of restricted stock deferred compensation	—	—	—	—	6,514	—	6,514
Purchases of treasury shares	(2,446,198)	—	—	—	—	(104,998)	(104,998)
Issuance of treasury shares	10,609	—	—	—	—	507	507

Balance at December 31, 2004	75,893,250	$263,044	$994,172	$—	$(19,649)	$(742,156)	$495,411

Comprehensive income:
Net income	—	—	126,658	—	—	—	126,658

Total comprehensive income	—	—	—	—	—	—	126,658

Issuances of restricted stock	165,741	11,083	—	—	(11,083)	—	—
Forfeitures of restricted stock	(20,891)	(998)	—	—	998	—	—
Dividends ($0.60 per share) and other distributions	—	—	(45,840)	—	—	—	(45,840)
Issuances of common stock	663,838	15,488	—	—	—	—	15,488
Excess tax benefit on exercises of stock options	—	12,009	—	—	—	—	12,009
Amortization of restricted stock deferred compensation	—	—	—	—	10,078	—	10,078
Purchases of treasury shares	(1,773,648)	—	—	—	—	(124,806)	(124,806)

Balance at December 31, 2005	74,928,290	300,626	1,074,990	—	(19,656)	(866,962)	488,998

Reclassification of deferred compensation		(19,656)			19,656	—
Comprehensive income:
Net income	—	—	51,020	—	—	—	51,020
Transition adjustment for pension and postretirement benefits, net of tax of $0.6 million	—	—	—	(1,033)	—	—	(1,033)

Total comprehensive income	—	—	—	—	—	—	49,987

Issuances of restricted stock	244,465	—	—	—	—	—	—
Forfeitures of restricted stock	(104,254)	—	—	—	—	—	—
Dividends ($0.64 per share)	—	—	(47,698)	—	—	—	(47,698)
Issuances of common stock	300,781	8,562	—	—	—	—	8,562
Excess tax benefit on options exercised and vested restricted stock	—	4,761	—	—	—	—	4,761
Amortization of stock-based compensation	—	13,767	—	—	—	—	13,767
Purchases of treasury shares	(1,096,617)	—	—	—	—	(57,297)	(57,297)

Balance at December 31, 2006	74,272,665	$308,060	$1,078,312	$(1,033)	$—	$(924,259)	$461,080

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$51,020	$126,658	$90,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40,364	40,775	36,838
Stock-based compensation	13,767	10,078	7,944
Minority interest in income	6,137	7,820	2,594
Equity in income of unconsolidated joint ventures	(9,307)	(13,016)	(5,600)
Distributions of income from unconsolidated affiliates	12,786	16,585	4,075
Deferred income tax (benefit) expense	(96,868)	37,575	33,427
Excess tax benefits from stock-based compensation	—	12,009	19,310
Impairment losses	1,500	—	1,994
Cost of operating properties sold	398,691	514,276	524,933
Expenditures for operating properties	(586,982)	(549,583)	(551,416)
Gains on sale of discontinued operations	(16,722)	(21,313)	(4,839)
Write-off of previously capitalized home building costs	9,340	—	—
Changes in operating assets and liabilities:
Accounts receivable	33,050	14,347	(28,005)
Notes receivable and other assets	(17,937)	(33,114)	(37,191)
Accounts payable and accrued liabilities	18,416	13,190	33,612
Income taxes payable	(1,243)	15,767	429

Net cash (used in) provided by operating activities	(143,988)	192,054	128,205

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,018)	(19,909)	(9,958)
Purchases of investments in real estate	(6,923)	(106,822)	(82,093)
Purchases of short-term investments, net of maturities and redemptions	(7)	—	—
Investments in unconsolidated affiliates	(1,942)	5	(3,411)
Proceeds from sale of discontinued operations	52,876	88,823	52,883
Distributions of capital from unconsolidated affiliates	—	5,973	10,200

Net cash provided by (used in) investing activities	29,986	(31,930)	(32,379)

Cash flows from financing activities:
Proceeds from revolving credit agreements	335,000	205,000	145,000
Repayment of revolving credit agreements	(275,000)	(205,000)	(185,000)
Proceeds from other long-term debt	100,026	359,363	119,481
Repayments of other long-term debt	(106,223)	(258,916)	(44,952)
Distributions to minority interests	(13,799)	(2,879)	(2,765)
Proceeds from exercises of stock options	8,562	13,056	15,140
Dividends paid to stockholders	(47,698)	(45,840)	(39,928)
Excess tax benefits from stock-based compensation	4,761	—	—
Treasury stock purchases	(57,297)	(119,979)	(69,159)
Investment by minority interest partner	—	2,860	3,770

Net cash used in financing activities	(51,668)	(52,335)	(58,413)

Net (decrease) increase in cash and cash equivalents	(165,670)	107,789	37,413
Cash and cash equivalents at beginning of year	202,605	94,816	57,403

Cash and cash equivalents at end of year	$36,935	$202,605	$94,816

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The St. Joe Company (the “Company”) is a real estate development company primarily engaged in residential, commercial and industrial development, and rural land sales. The Company also has significant interests in timber. While the Company’s real estate operations are in several states throughout the Southeast, the majority of its real estate operations, as well as its timber operations, are within the state of Florida. Consequently, the Company’s performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

During the year ended December 31, 2006, the Company sold four of its commercial buildings. During the year ended December 31, 2005, the Company sold its commercial real estate services unit, Advantis Real Estate Services Company (“Advantis”) to the Advantis management team. Also in 2005, the Company sold four of its commercial buildings. During the year ended December 31, 2004, the Company sold two of its commercial buildings. The Company has reported the sale of Advantis and the sales of the commercial buildings and their operations prior to sale as discontinued operations for all periods presented.

Real Estate

The Company currently conducts primarily all of its business in four reportable operating segments: residential real estate (formerly Towns & Resorts), commercial real estate, rural land sales, and forestry.

The residential real estate segment develops large-scale, mixed use resort, primary and seasonal residential communities and sells housing units and home sites and manages residential communities. The Company owns large tracts of land in Northwest Florida, including large tracts near Tallahassee, the state capital, and significant Gulf of Mexico beach frontage and waterfront properties. In addition, the Company conducts residential homebuilding in North Carolina and South Carolina through Saussy Burbank, Inc. (“Saussy Burbank”), a wholly owned subsidiary. The Company is also a partner in five joint ventures that primarily own and develop residential property.

The Company’s commercial real estate segment owns and leases commercial, retail, office and industrial properties in Florida, owns and leases office buildings in Georgia and Virginia, and sells developed and undeveloped land and buildings.

The rural land sales segment sells parcels of land for a variety of rural residential and recreational uses from a portion of the Company’s long-held timberlands located primarily in Northwest Florida.

Forestry

The forestry segment focuses on the management and harvesting of the Company’s extensive timberland holdings, as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is the largest private owner of land in Florida, most of which is currently managed as timberland. The principal products of the Company’s forestry operations are pine pulpwood and timber and cypress products.

A significant portion of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with the Smurfit-Stone Container Corporation, also known as Jefferson Smurfit. The 12-year agreement, which ends on June 30, 2012, requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. At December 31, 2006, approximately 332,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The operations of Advantis and ten commercial buildings are included in discontinued operations through the dates that they were sold. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At December 31, 2006, the carrying amount of the minority interest in Artisan Park was $10.5 million, which approximates fair market value. The Company has no other material financial instruments that are affected currently by FAS 150.

Revenue Recognition

Revenues consist primarily of real estate sales, timber sales, rental revenues, and other revenues (primarily consisting of revenues from club operations and management and brokerage fees).

Revenues from real estate sales, including sales of residential homes (including detached single-family and attached townhomes) and home sites, land, and commercial buildings, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences and Private Residence Club (“PRC”) units under construction are recognized, in accordance with SFAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. The Company reviews the collectibility of contracts receivable and, in the event of cancellation or default, adjusts the percentage-of-completion calculation accordingly. Contracts receivable total $11.9 million and $40.7 million at December 31, 2006 and 2005, respectively. Revenue for multi-family residences and PRC units is recognized at closing using the full accrual method of accounting if the criteria for using the percentage-of-completion method are not met before construction is substantially completed.

Percentage-of -completion accounting is also used for our home site sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

Pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), it is the Company’s policy to test goodwill and intangible assets with indefinite useful lives for impairment at least annually unless conditions warrant earlier action, to use the purchase method of accounting for all business combinations, and to ensure that, in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, the applicable criteria specified in FAS 141 are met.

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

In-place lease value consists of a variety of components including, but not necessarily limited to, (i) the value associated with avoiding costs of originating the acquired in-place leases (i.e., the market cost to execute

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a lease, including leasing commission, legal, and other related costs); (ii) the value associated with lost revenue from existing leases during the re-leasing period; (iii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the re-leasing period (i.e., real estate taxes, insurance, and other operating expenses); and (iv) the value associated with avoided incremental tenant improvement costs or other inducements to secure a tenant lease. In-place lease values are recognized as amortization expense over the remaining estimated occupancy period of the respective tenants.

Further, the value of the customer relationship acquired is considered by management. Customer relationship values are amortized to expense over a period based on renewal probabilities for the respective tenants.

Stock-Based Compensation

During the first quarter of 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining vesting service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

Stock Options and Non-vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan).The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. All non-vested restricted shares generally vest over two-year, three-year, or four-year periods, beginning on the date of each grant, but are considered outstanding under the treasury stock method at the time of grant for purposes of determining earnings per share since the holders are entitled to dividends and voting rights. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 7-10 years after the date of grant.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Presented below are the per share weighted-average fair value of stock options granted/converted during 2006, 2005, and 2004 using the Black Scholes option-pricing model, along with the assumptions used.

	2006	2005	2004

Per share weighted-average fair value	$17.62	$23.21	$11.53
Expected dividend yield	1.03%	0.78%	1.20%
Risk free interest rate	4.67%	4.32%	3.78%
Weighted average expected volatility	23.5%	23.0%	23.0%
Expected life (in years)	7	7	7

Total stock-based compensation recognized on the consolidated statements of income for the three years ended December 31, 2006 as corporate expense is as follows (in thousands):

	2006	2005	2004

Stock option expense	$2,784	$—	$—
Restricted stock expense	10,983	10,078	6,514
Employee stock purchase plan expense	205	—	—

Total	$13,972	$10,078	$6,514

The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was $6.0 million, $2.6 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the pro forma amounts of net income and net income per share for the respective periods in 2005 and 2004 that would have resulted if the Company had accounted for employee stock plans under the fair value recognition provisions of SFAS 123 (in thousands except per share amounts):

	2005	2004

Net income as reported	$126,658	$90,100
Add: stock-based employee compensation expense included in reported net income, net of taxes	6,299	4,071
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(9,282)	(8,289)

Net income — pro forma	$123,675	$85,882

Per share — Basic:
Earnings per share as reported	$1.69	$1.19
Earnings per share — pro forma	$1.65	$1.14
Per share — Diluted:
Earnings per share as reported	$1.66	$1.17
Earnings per share — pro forma	$1.63	$1.13

The following table sets forth the summary of option activity outstanding under the stock option program for the year ended December 31, 2006:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2005	1,051,451	$30.64
Granted	119,873	54.24
Forfeited	(89,634)	53.85
Exercised	(300,781)	28.46

Balance at December 31, 2006	780,909	$32.42

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $17.62, $23.21 and $11.53, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $8.0 million, $32.0 million and $51.5 million, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at December 31, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

79,514	2.7 years	$15.96-$23.94	$18.91
569,406	5.9 years	$23.95-$35.91	$29.96
29,000	7.1 years	$35.92-$53.86	$40.21
102,989	9.7 years	$53.87-$72.09	$54.24

780,909	6.1 years	$15.96-$72.09	$32.42

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding options exercisable at December 31, 2006:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

79,514	2.7 years	$15.96-$23.94	$18.91
502,293	5.9 years	$23.95-$35.91	$29.69
14,500	7.1 years	$35.92-$53.86	$40.21

596,307	6.1 years	$15.96-$72.09	$28.51

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $16.5 million and $14.9 million, respectively. In computing compensation from share based payments as of December 31, 2006, the Company has estimated that of the 184,602 unvested options outstanding, 147,682 options are expected to vest. The aggregate intrinsic value of such options expected to vest was $1.3 million at December 31, 2006. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the grant date fair value. The closing price as of December 31, 2006 was $53.57 per share as reported by the New York Stock Exchange.

Cash received for strike prices from options exercised under stock-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $8.6 million, $13.1 million and $15.1 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled $3.0 million, $12.0 million and $19.3 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

		Weighted Average
	Number of	Grant Date
Non-Vested Restricted Shares	Shares	Fair Value

Balance at December 31, 2005	890,738	$40.34
Granted	244,465	51.40
Forfeited	(104,254)	53.59
Vested	(408,603)	34.55

Balance at December 31, 2006	622,346	$46.20

The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2006, 2005 and 2004 was $51.40, $66.86 and $46.35, respectively.

The total fair value of restricted stock that vested during the years ended December 31, 2006, 2005 and 2004 was $20.9 million, $3.2 million and $1.6 million, respectively.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost over the vesting term.

As of December 31, 2006, there was $18.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $2.9 million related to stock option grants and $15.6 million of non-vested restricted stock which will be recognized over a weighted average period of four years.

Upon the adoption of, and in accordance with SFAS 123R, deferred compensation of $19.7 million previously reflected as a component of Stockholders’ Equity has been netted against Common Stock as of January 1, 2006, in the accompanying Consolidated Statement of Changes in Stockholders’ Equity.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kevin M. Twomey, the Company’s former President and Chief Operating Officer, retired on December 28, 2006 pursuant to a Board approved succession plan. Mr. Twomey ceased to serve as an officer of the Company on May 16, 2006. Any of Mr. Twomey’s unvested shares of restricted stock were vested as of his retirement date. As a result, the increase in stock-based compensation expense for the year ended December 31, 2006 in connection with accelerating the vesting on 243,160 shares (fully amortized as of May 16, 2006) was $1.0 million.

Employee Stock Purchase Plan

In November 1999, the Company implemented an employee stock purchase plan (“ESPP”) whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount from the fair market value of its common stock at each month end, with an annual limit of $25,000 in purchases per employee.

Earnings Per Share

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS assumes weighted average options have been exercised to purchase 296,769, 797,629 and 1,201,453 shares of common stock in 2006, 2005, and 2004, respectively, and that 402,975, 573,576 and 243,403 shares of unvested restricted stock were issued in 2006, 2005 and 2004, each net of assumed repurchases using the treasury stock method.

Through December 31, 2006, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2006. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to December 31, 2006, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,253,559 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock, for a total of 30,199,170 acquired shares. During 2006, 2005 and 2004, the Company repurchased from shareholders 948,200, 1,705,000 and 1,561,565 shares, respectively. During 2006, 2005 and 2004, executives surrendered 148,417, 68,648 and 884,633 shares, respectively, as payment for strike prices and taxes due on exercised stock options and on vested restricted stock.

Shares of Company stock issued upon the exercise of stock options in 2006, 2005 and 2004 were 300,781, 663,838, and 2,140,406 shares, respectively.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the years presented are as follows:

	2006	2005	2004

Basic	73,719,415	74,837,731	75,463,445
Diluted	74,419,159	76,208,936	76,908,300

Comprehensive Income

For the year ended December 31, 2006, the Company’s comprehensive income differs from net income due to changes in the funded status of certain Company benefit plans (see Note 13). For the years ended December 31, 2005 and 2004, the Company’s comprehensive income is equal to net income because there were no elements of other comprehensive income. The Company has elected to disclose comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the operations and gains on sales reported in discontinued operations include operating properties sold during the year for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement or significant cash flows after disposition. The operations from these properties have been eliminated from ongoing operations. Prior periods have been reclassified to reflect the operations of these properties as discontinued operations. The operations and gains on sales of operating properties for which the Company has continuing involvement are reported as income from continuing operations.

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

During 2004, the residential real estate segment recorded a $2.0 million impairment loss related to a residential project in North Carolina.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31 is as follows (in millions):

	2006	2005	2004

Interest paid	$35.1	$27.0	$22.7
Income taxes paid (net of refunds)	125.1	6.5	3.1
Capitalized interest	15.4	12.0	11.2

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s non-cash activities for years ended December 31 are as follows (in millions):

	2006	2005	2004

Issuance of restricted stock	6.9	10.1	7.4
Note receivable in connection with sale of subsidiary	—	7.5	—
Note receivable in connection with sale of unconsolidated affiliate	—	9.4	—
Assumption of mortgage related to commercial building purchase	—	29.9	29.8
Assumption of mortgage by purchaser of commercial building	—	—	25.4
Assumption of debt by purchaser of commercial land	—	—	11.0
Execution of debt as payment for interest in unconsolidated affiliate	—	—	11.4
Extinguishment of debt in connection with joint venture	(10.7)	—	—
Net increase in Community Development District Debt	28.4	—	—

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

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land sales segment, the Company’s timberland operations and land developed by the commercial real estate segment are included in operating activities on the statement of cash flows. The Company’s buildings developed for commercial rental purposes and assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include related cash flows from assets not held for sale. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities; distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt, including the current portion, was $619.7 million and $572.3 million at December 31, 2006 and 2005, respectively. Management estimates the fair value of long-term debt using the discounted amount of future cash flows based on the Company’s current incremental rate of borrowing for similar loans.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, tax positions initially are recognized in the financial statements when it is more likely than not the tax position will be sustained upon examination by the tax authorities. Such tax positions are measured initially and subsequently as the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the tax position and relevant facts. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of FIN 48 on our consolidated financial statements, but are not yet in a position to determine its impact.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 157 will have a material adverse impact on our financial position or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements. These methods are the income statement or rollover method and the balance sheet or iron curtain method. The Company has historically followed the income statement method. Under SAB 108, SEC registrants will now have to evaluate errors under both methods. SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative adjustment to beginning of year retained earnings. If a cumulative adjustment is reported, it must be reported as of the beginning of the first fiscal year ending after November 15, 2006. SAB 108 did not have an impact on our financial statements at December 31, 2006.

In September 2006, the SEC Emerging Issues Task Force (EITF) issued EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FAS No. 66 for the Sale of Condominiums (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of FAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of FAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of FAS 66. EITF 06-8 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not yet assessed the impact of EITF 06-8 on its consolidated financial statements, but believes that it will be required, in most cases, to collect additional deposits from buyers in order to recognize revenue under the percentage-of-completion method of accounting. If the Company is unable to meet the requirements of EITF 06-8, it would be required to recognize revenue using the deposit method, which would delay revenue recognition until consumation of the sale.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), on January 1, 2006. We elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of January 1, 2006.

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

If factors change and the Company were to employ different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of stock options. Existing valuation models, including Black-Scholes, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our consolidated financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

Benefit Plans

We adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of SFAS Statements No. 87, 88, 106, and 132R (“SFAS 158”) in December 2006. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 at December 31, 2006 resulted in the Company recording an additional $2.7 million pension asset and an additional $4.4 million liability related to postretirement medical benefits. The adjustments to accumulated other comprehensive income for the pension plan and postretirement medical benefits were $1.7 million and $(2.7) million net of tax, respectively, for a net impact of $(1.0) million.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations

During 2005, the Company purchased one commercial building in Norfolk, Virginia called 150 West Main for $50.8 million. Of the total purchase price, $42.0 million was allocated to investment in real estate and $8.8 million was allocated to lease-related intangible assets. During 2004, the Company purchased two commercial buildings in Richmond, Virginia called Overlook for $19.1 million, two commercial buildings in Atlanta, Georgia called Deerfield Point for $30.1 million, and a commercial building in Atlanta, Georgia called Parkwood Point for $45.0 million. Of the total purchase prices, $15.5 million, $23.7 million, and $36.1, respectively, were allocated to investment in real estate and $3.6 million, $6.4 million, and $8.9 million, respectively, were allocated to lease-related intangible assets.

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

During the third quarter of 2006, the Company announced that it was exiting the Florida homebuilding business to focus on maximizing the value of its landholdings through place making. In addition, the Company announced a corporate reorganization designed to position the Company for the years ahead. The charges associated with the restructuring and reorganization program (“program”) by segment that are included in the restructuring charge reflected in the 2006 Consolidated Statement of Income were as follows (in millions):

			Rural
	Residential Real	Commercial Real	Land
	Estate	Estate	Sales	Other	Total

Write-off of previously capitalized homebuilding costs	$9.3	$—	$—	$—	$9.3
One-time termination benefits to employees	3.0	0.1	0.2	0.8	4.1

Total restructuring charges, pretax	$12.3	$0.1	$0.2	$0.8	$13.4

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for employees terminated in connection with the program.

At December 31, 2006, the accrued liability associated with the program consisted of the following (in millions):

	Balance at	Costs	Non-Cash		Balance at
	July 1, 2006	Accrued	Adjustments	Payments	December 31, 2006

Write-off of previously capitalized homebuilding costs	$—	$9.3	$(9.3)	$—	$—
One-time termination benefits to employees	—	4.1	(0.1)	(2.7)	1.3

Total	$—	$13.4	$(9.4)	$(2.7)	$1.3

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to incur total costs associated with the program of $14.0 million, of which approximately $0.6 million is expected to be incurred over the next five quarters. The Company also expects to incur an additional $2.4 million related to the 2007 restructuring plan.

5.	Discontinued Operations

Discontinued operations for 2006 include the sale and results of operations of four commercial buildings sold in 2006. Discontinued operations for 2005 include the sale and results of operations of Advantis, and the sales and results of operations of four commercial buildings sold in 2006 and four commercial buildings sold in 2005. Discontinued operations for 2004 include the results of operations of Advantis, the eight commercial buildings sold in 2006 and 2005, and the sale and results of operations of two commercial buildings sold in 2004, all of which were previously part of the commercial real estate segment.

On September 7, 2005, the Company sold Advantis for a sales price of $11.4 million, consisting of $3.9 million in cash and $7.5 million in notes receivable, for a net of tax loss of $5.9 million, or $0.08 per share. For the years ended December 31, 2005 and 2004, Advantis recorded revenues of $70.0 million and $98.1 million, respectively. Pre-tax (losses) income from operations were $(1.6) million and $0.7 million, respectively, for the years ended December 31, 2005 and 2004. Under the terms of the sale, the Company will continue to use Advantis to manage certain of its commercial properties and Advantis may be involved in certain sales of Company land which occur in the future. The Company believes the management contracts are at market rates and that the Company’s on-going involvement with Advantis is not material to either them or the Company.

Building sales included in discontinued operations for 2006 consisted of the sales of Nextel II in Panama City, Florida sold on December 20, 2006 for proceeds of $4.9 million and a pre-tax gain of $1.7 million; One Crescent Ridge in Charlotte, North Carolina sold on September 29, 2006 for proceeds of $31.3 million and a pre-tax gain of $10.6 million; and Prestige Place One & Two in Tampa, Florida sold on June 28, 2006 for proceeds of $18.1 million and a pre-tax gain of $4.4 million. For the years ended December 31, 2006, 2005 and 2004, respectively, the aggregate revenues generated by these four buildings were $4.1 million, $6.0 million and $5.6 million. Aggregate pre-tax operating income was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Building sales included in discontinued operations in 2005 consisted of the sales of 1133 20th Street in Washington, DC, sold on September 29, 2005 for proceeds of $46.9 million and a pre-tax gain of $19.7 million; Lakeview in Tampa, Florida, sold on September 7, 2005 for proceeds of $18.0 million and a pre-tax gain of $4.1 million; Palm Court in Tampa, Florida, sold on September 7, 2005 for proceeds of $7.0 million and a pre-tax gain of $1.8 million; and Harbourside in Clearwater, Florida, sold on December 14, 2005 for proceeds of $21.9 million and a pre-tax gain of $5.2 million. For the years ended December 31, 2005 and 2004, respectively, the aggregate revenues generated by these four buildings prior to their sales totaled $7.5 million and $9.7 million. Aggregate pre-tax operating income was $0.1 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

Building sales included in discontinued operations in 2004 consisted of the sales of 1750 K Street in Washington, DC, sold on July 30, 2004 for proceeds of $47.3 million ($21.9 million, net of the assumption of a mortgage by the purchaser) and a pre-tax gain of $7.5 million; and Westchase Corporate Center in Houston, Texas, sold on August 16, 2004 for proceeds of $20.3 million and a pre-tax gain of $0.2 million. For the year ended December 31, 2004, aggregate revenues generated by these two buildings prior to their sales totaled $5.9 million. Aggregate pre-tax operating income was $0.7 million for the year ended December 31, 2004.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment in Real Estate

Real estate by segment as of December 31 consists of (in thousands):

	2006	2005

Operating property:
Residential real estate	$104,341	$82,791
Commercial real estate	9,366	12,778
Rural land sales	197	93
Forestry	135,932	134,239
Other	61	374

Total operating property	249,897	230,275

Development property:
Residential real estate	623,483	427,459
Commercial real estate	56,669	46,052
Rural land sales	7,996	5,565
Other	294	294

Total development property	688,442	479,370

Investment property:
Commercial real estate	311,362	338,382
Rural land sales	412	260
Forestry	1,372	1,372
Other	7,645	6,816

Total investment property	320,791	346,830

Investment in unconsolidated affiliates:
Residential real estate	9,406	22,027

Total real estate investments	1,268,536	1,078,502

Less: Accumulated depreciation	54,974	42,328

Investment in real estate investments	$1,213,562	$1,036,174

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

Real estate properties having a net book value of approximately $285.6 million (net of accumulated depreciation of $34.9 million) at December 31, 2006 are leased by the commercial real estate development segment under non-cancelable operating leases expiring in various years through 2011. Expected future aggregate rental income related to these leases are approximately $180.9 million, of which $39.2 million, $32.8 million, $27.9 million, $23.3 million, and $17.2 million is due in the years 2007 through 2011, respectively, and $40.5 million thereafter.

Depreciation expense was $18.9 million in 2006, $16.4 million in 2005, and $14.9 million in 2004.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reports lease-related intangible assets separately for commercial buildings purchased subsequent to the effective date of FAS 141. See Note 9.

7.	Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31 consist of (in thousands):

	Ownership	2006	2005

ALP Liquidating Trust*	26%	$4,263	$5,335
Port St. Joe Development	50%	—	11,543
East San Marco L.L.C.	50%	1,930	—
Rivercrest, L.L.C.	50%	1,420	3,301
Paseos, L.L.C.	50%	1,628	1,694
Residential Community Mortgage Company, L.L.C.	49.9%	165	154

		$9,406	$22,027

*	Formerly known as Arvida/JMB Partners, LP.

During 2004, the Company purchased a 50% interest in Port St. Joe Development, entering into a debt agreement in the amount of $11.4 million as payment. The other party to the joint venture contributed land with a fair value of equal amount. On February 3, 2006, the Company purchased the remaining 50% interest in this venture from Smurfit — Stone Container Corporation for $21.75 million, which consisted of a cash payment of $11.05 million and the extinguishment of the Company’s debt to the joint venture of $10.7 million.

Summarized financial information for the unconsolidated investments on a combined basis is as follows (in thousands):

	2006	2005

BALANCE SHEETS:
Investment in real estate, net	$8,771	$58,078
Other assets	46,515	52,156

Total assets	55,286	110,234

Notes payable and other debt	6,208	31,966
Other liabilities	9,560	22,386
Equity	39,518	55,882

Total liabilities and equity	$55,286	$110,234

	2006	2005	2004

STATEMENTS OF INCOME:
Total revenues	$115,433	$148,456	$184,264
Total expenses	93,216	119,685	169,267

Net income	$22,217	$28,771	$14,997

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31 consisted of (in thousands):

			Estimated
	2006	2005	Useful Life

Transportation property and equipment	$34,057	$34,057	3
Machinery and equipment	36,677	33,475	3-10
Office equipment	16,651	15,192	5-10
Autos, trucks, and airplanes	5,085	6,328	5-10

	92,470	89,052
Less: Accumulated depreciation	66,030	62,046

	26,440	27,006

Construction in progress	18,153	13,170

Total	$44,593	$40,176

Depreciation expense on property, plant and equipment was $9.6 million in 2006, $10.5 million in 2005 and $9.5 million in 2004.

9.	Goodwill and Intangible Assets

During 2006, the Company utilized a discounted cash flow method to determine the fair value of Sunshine State Cypress and recorded an impairment loss to reduce the carrying amount of goodwill from $8.8 million to $7.3 million. This resulted in an impairment loss of $1.5 million pre-tax, or $0.9 million net of tax. The Company recorded no goodwill impairment during 2005 or 2004.

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Residential	Commercial
	Real Estate	Real Estate	Forestry
	Segment	Segment	Segment	Consolidated

Balance at December 31, 2004	$27,937	$14,946	$8,796	$51,679
Sale of Advantis	—	(14,946)	—	(14,946)

Balance at December 31, 2005	27,937	—	8,796	36,733

Impairment loss	—		(1,500)	(1,500)

Balance at December 31, 2006	$27,937	$—	$7,296	$35,233

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets at December 31, 2006 and 2005 consisted of the following (dollars in thousands):

					Weighted
	2006		2005		Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
					(In years)

In-place lease values	$40,556	$(16,569)	$45,862	$(10,868)	8
Customer relationships	3,824	(684)	4,013	(436)	11
Above-market rate leases	6,026	(3,457)	6,041	(2,168)	5
Management contracts	6,983	(4,379)	6,983	(3,483)	12
Other	560	(191)	579	(138)	10

Total	$57,949	$(25,280)	$63,478	$(17,093)	8

Amortization of intangible assets is recorded in the account in the consolidated statements of income which most properly reflects the nature of the underlying intangible asset as follows: (i) above-market rate lease intangibles are amortized to rental revenue, (ii) in-place lease values are amortized to amortization expense, and (iii) customer relationship and management contracts are amortized to amortization expense. The aggregate amortization of intangible assets for 2006, 2005, and 2004 was $8.7 million, $8.5 million and $5.8 million, respectively.

The estimated aggregate amortization from intangible assets for each of the next five years is as follows (in thousands):

	Rental	Amortization
	Revenue	Expense

Year Ending December 31,
2007	$1,031	$6,725
2008	711	5,741
2009	310	4,545
2010	158	3,545
2011	50	2,706

10.	Accrued Liabilities

Accrued liabilities as of December 31 consist of (thousands):

	2006	2005

Property, intangible, and other taxes	$39,237	$39,325
Payroll and benefits	27,651	36,334
Accrued interest	8,411	8,827
Environmental liabilities	3,449	4,010
Other accrued liabilities	44,748	46,660

Total accrued liabilities	$123,496	$135,156

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Debt and credit agreements at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Revolving credit facility, interest payable monthly at LIBOR + 0.55% (5.90% at December 31, 2006), due July 21, 2009	$60,000	$—
Senior notes 2004, interest payable semiannually at 6.66% to 7.37%, due February 7, 2007 - February 7, 2012	157,000	257,000
Senior notes 2002, interest payable semiannually at 5.28% to 5.49%, due August 25, 2015 - August 25, 2020	150,000	150,000
Bridge loan, interest payable monthly at LIBOR + 0.55% (5.90% at December 31, 2006), due July 31, 2007	100,000	—
Non-recourse debt, interest payable monthly at 5.52% - 7.67%, secured by mortgages on certain commercial property, due January 1, 2008 - January 1, 2013	101,416	113,810
Promissory note, interest payable monthly at 7.17%, due June 1, 2008	10,351	—
Community Development District debt, secured by certain real estate, due May 1, 2007 - May 1, 2034, bearing interest at 3.50% to 7.15%	43,098	14,726
Promissory note to an unconsolidated affiliate, interest payable annually at LIBOR + 100 basis points (5.39% at December 31, 2005), due at the earlier of the date of the first partnership distribution or December 31, 2008	—	10,689
Industrial Development Revenue Bonds, variable-rate interest payable quarterly based on the Bond Market Association index (4.02% at December 31, 2006), secured by a letter of credit, due January 1, 2008	4,000	4,000
Various secured and unsecured notes and capital leases, bearing interest at various rates	1,191	4,221

Total debt	$627,056	$554,446

The aggregate maturities of debt subsequent to December 31, 2006 are as follows (in millions):

2007	$229.3
2008	57.1
2009	27.1
2010	18.7
2011	11.1
Thereafter	283.8

Total	$627.1

During 2006, the Company entered into an amendment agreement with its 2002 senior noteholders that modified certain financial covenants. The amendment provided increased leverage capacity along with increased flexibility in maintaining minimum net worth levels, one effect of which is to provide additional flexibility regarding distributions to shareholders. The Company also entered into a bridge loan agreement to provide a separate source of financing to repay its $100.0 million 2004 senior notes.

During 2005, the Company closed on a new four-year $250 million senior revolving credit facility (the “Credit Facility”) that replaced the existing $250 million senior revolving credit facility which was to expire on March 30, 2006. The Credit Facility expires on July 21, 2009, and bears interest based on leverage levels

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at LIBOR plus a margin in the range of 0.4% to 1.0% (currently 0.55%). The Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. The average balance outstanding during 2006 on the Credit Facility was $59.2 million, at an average interest rate of 6.03%.

In February 2007, the Company increased the size of the Credit Facility to $500 million. None of the material terms of the Credit Facility were changed in connection with the expansion. Proceeds from the increased Credit Facility will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

During 2005, the Company issued senior notes in a private placement for an aggregate principal amount of $150 million, with $65.0 million maturing on August 25, 2015 and bearing a fixed interest rate of 5.28%, $65.0 million maturing on August 25, 2017 and bearing a fixed interest rate of 5.38%, and $20.0 million maturing on August 25, 2020 and bearing a fixed interest rate of 5.49%. Interest is payable semiannually. The notes contain financial covenants similar to those in the Company’s Credit Facility.

During 2005, the Company purchased a commercial building and assumed an existing mortgage on the property in the amount of $29.9 million, maturing on April 1, 2012. Interest is payable monthly at an annual fixed rate of 5.62%. Also during 2005, the Company sold a commercial building and used a portion of the proceeds to repay the balance of the related recourse debt in the amount of $17.8 million. During 2005, the Company repaid $10.5 million on one of its Community Development District debt.

The senior notes and the Credit Facility contain financial covenants, including minimum net worth requirements, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on prepayment. At December 31, 2006, management believes the Company was in compliance with the covenants.

12.	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was allocated as follows (in thousands):

	2006	2005	2004

Income from continuing operations	$25,157	$64,153	$52,334
Gain on the sales of discontinued operations	6,354	7,994	3,135
Earnings (loss) from discontinued operations	225	(199)	800
Excess tax benefit on stock compensation credited to stockholders’ equity	(4,761)	(12,009)	(19,310)
Deferred tax expense credited to accumulated other comprehensive income	(633)	—	—

	$26,342	$59,939	$36,959

Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	2006	2005	2004

Tax at the statutory federal rate	$22,905	$62,237	$47,557
State income taxes (net of federal benefit)	1,963	6,046	3,100
Other, net	289	(4,130)	1,677

	$25,157	$64,153	$52,334

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below (in thousands):

	2006	2005

Deferred tax assets:
State net operating loss carryforward	$4,096	$3,185
Impairment losses	4,354	4,411
Deferred compensation	$8,599	$9,896
Accrued casualty and other reserves	6,335	3,909
Charitable contributions carryforward	239	2,842
Intangible asset amortization	9,365	5,644
Depreciation	5,820	1,110
Other	13,010	13,443

Total gross deferred tax assets	51,818	44,440
Valuation allowance	(1,103)	—

Total net deferred tax assets	50,715	44,440

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	201,398	295,549
Prepaid pension asset	38,329	35,979
Income of unconsolidated affiliates	944	2,480
Goodwill amortization	5,630	4,273
Other	15,529	22,071

Total gross deferred tax liabilities	261,830	360,352

Net deferred tax liability	$211,115	$315,912

At December 31, 2006, the Company has net operating loss carryforwards, for State tax purposes of approximately $136.5 million which expire in years 2023 to 2025. Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carry-forwards. Based on the timing of reversal of future taxable amounts and the Company’s history and future expectations of reporting taxable income, management believes that it is more likely than not that certain deferred tax assets may not be used in the foreseeable future before their expected expiration, principally State net operating loss carryforwards. Accordingly, a valuation allowance has been established against these tax benefits.

There were no significant current deferred tax assets at December 31, 2006 or 2005.

13.	Employee Benefits Plans

Pension Plan

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). Amounts credited to employee accounts in the Pension Plan are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA. The measurement date of the Pension Plan is January 1, 2006.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the Pension Plan has an overfunded balance, no contributions to the Pension Plan are expected in the near future.

The weighted average percentages of the fair value of total plan assets by each major type of plan asset are as follows:

Asset class	2006	2005

Equities	64%	65%
Fixed income including cash equivalents	35%	34%
Timber	1%	1%

The Company’s investment policy is to ensure, over the long-term life of the Pension Plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the Pension Plan seeks the opportunity to achieve an adequate return to fund the obligations in a manner consistent with the fiduciary standards of ERISA and with a prudent level of diversification. Specifically, these objectives include the desire to:

•	invest assets in a manner such that contributions remain within a reasonable range and future assets are available to fund liabilities

•	maintain liquidity sufficient to pay current benefits when due

•	diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk of capital loss

The asset strategy established to reflect the growth expectations and risk tolerance is as follows:

Asset Class	Tactical range

Large Cap Equity	30%-36%
Mid Cap Equity	4%-8%
Small Cap Equity	7%-11%
International Equity	9%-15%

Total equities	55%-65%
Fixed Income including cash equivalents	35%-45%
Timber and other	0%-1%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% assumption in 2006, 8.0% in 2005 and 8.5% in 2004.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the net periodic pension cost (credit) follows (in thousands):

	2006	2005	2004

Service cost	$4,908	$6,497	$5,588
Interest cost	8,358	8,493	8,508
Expected return on assets	(17,266)	(18,102)	(19,487)
Settlement loss	19	—	—
Curtailment charge	148	—	—
Prior service costs	717	790	777

Total pension credit	$(3,116)	$(2,322)	$(4,614)

Total recognized in other comprehensive income	(2,702)	—	—

Total pension income recognized	$(5,818)	$(2,322)	$(4,614)

Amounts not yet reflected in net periodic pension cost (credit) and included in accumulated other comprehensive income at December 31, 2006 are:

Prior service cost	4,588
Accumulated gain	(7,290)

Accumulated other comprehensive income	$(2,702)

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost (credit) over the next fiscal year is $0.7 million.

Assumptions used to develop net periodic pension cost (credit):

	2006	2005	2004

Discount rate	5.56%	5.65%	6.00%
Expected long term rate of return on Plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

A reconciliation of projected benefit obligation as of December 31 follows (in thousands):

	2006	2005

Projected benefit obligation, beginning of year	$161,235	$155,750
Service cost	4,908	6,497
Interest cost	8,358	8,493
Actuarial loss	1,987	6,038
Benefits paid	(9,234)	(15,699)
Plan amendments	—	902
Curtailments	(39)	(746)
Settlement gain	(15,244)	—

Projected benefit obligation, end of year	$151,971	$161,235

Assumptions used to develop end-of period obligations:

	2006	2005

Discount rate	5.76%	5.56%
Rate of compensation increase	4.00%	4.00%

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The objective of our discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan. To that effect, our methodology for selecting the discount rates as of December 31, 2006 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 5.76% discount rate as of December 31, 2006 represents the equivalent single rate under a broad-market AA yield curve constructed by Mercer Human Resource Consulting.

A reconciliation of plan assets as of December 31 follows (in thousands):

	2006	2005

Fair value of assets, beginning of year	$248,881	$249,000
Actual return on assets	29,558	16,464
Settlements	(15,244)	—
Benefits and expenses paid	(10,357)	(16,583)

Fair value of assets, end of year	$252,838	$248,881

A reconciliation of funded status as of December 31 follows (in thousands):

	2006	2005

Projected benefit obligation	$151,971	$161,235
Market value of assets	252,838	248,881

Funded status	$100,867	$87,646

The Company recognized a pension asset of $100.8 million and $95.0 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation of the Pension Plan was $150.4 million and $159.6 million at December 31, 2006 and 2005, respectively.

Expected benefit payments for the next ten years are as follows:

Expected Benefit
Year Ended	Payments
(In thousands)

2007	$14,783
2008	11,210
2009	11,754
2010	12,761
2011	13,127
2012-2016	64,866

Postretirement Benefits

In 2006, 2005 and 2004, the Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. A liability of $8.5 million and $4.2 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2006 and 2005, respectively. The liability at December 31, 2006 represents the funded status of the obligation.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plans and ESPP

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal 50% of employee deferrals up to a maximum of 6% of their eligible compensation, is fully vested and funded as of December 31, 2006. The Company contributions to the plan were approximately $1.6 million, $2.2 million and $2.0 million in 2006, 2005 and 2004, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2006, 2005 and 2004 related to the SERP of $1.2 million, $2.4 million, $1.3 million, respectively, and related to the DCAP of $0.8 million, $1.0 million and $1.1 million, respectively.

Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee. As of December 31, 2006 and 2005, 243,028 and 215,528 shares, respectively of the Company’s stock had been sold to employees under the ESPP Plan.

14.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate (formerly Towns & Resorts), commercial real estate, rural land sales, and forestry. The residential real estate segment develops and sells home sites and housing units and manages residential communities. The commercial real estate segment owns and leases commercial, retail, office and industrial properties in Florida, owns and leases office buildings in Georgia and Virginia, and sells developed and undeveloped land and buildings. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.

The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated statements of income. All intercompany transactions have been eliminated. The caption entitled “Other” consists of general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units, though effective August 18, 2006, implementation of strategy and decisions is deployed through geographic-based managers.

The historical results of operations of RiverCamps on Crooked Creek have been reclassified from the rural land sales segment to the residential real estate segment to conform to the current period’s presentation.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment follows (in thousands):

	2006	2005	2004

OPERATING REVENUES:
Residential real estate	$539,564	$738,364	$621,599
Commercial real estate	88,732	96,975	113,206
Rural land sales	89,990	68,860	68,035
Forestry	29,906	27,925	35,183
Other	—	—	(21)

Consolidated operating revenues	$748,192	$932,124	$838,002

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$36,595	$155,367	$101,292
Commercial real estate	21,761	22,227	21,148
Rural land sales	72,525	50,611	55,309
Forestry	4,412	4,664	9,091
Other	(73,020)	(60,244)	(53,969)

Consolidated income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	$62,273	$172,625	$132,871

TOTAL ASSETS:
Residential real estate	$838,773	$666,788	$599,206
Commercial real estate	389,840	510,522	534,138
Rural land sales	30,907	38,847	25,466
Forestry	149,323	147,874	90,169
Corporate	151,552	227,915	154,650

Total assets	$1,560,395	$1,591,946	$1,403,629

CAPITAL EXPENDITURES:
Residential real estate	$570,925	$568,477	$500,342
Commercial real estate	24,309	34,534	134,378
Rural land sales	7,357	4,739	2,209
Forestry	3,378	62,350	3,463
Other	1,632	4,040	2,770
Discontinued operations	322	2,174	305

Total capital expenditures	$607,923	$676,314	$643,467

15.	Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than one year. Total rent expense was $2.5 million, $2.4 million and $2.9 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years and thereafter are as follows (in thousands):

2007	$1,200
2008	424
2009	337
2010	82
2011	3
Thereafter	—

$2,046

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. We have established estimated accruals for our various litigation matters which meet the requirements of SFAS No. 5, Accounting for Contingencies. However, it is possible that the actual amounts of liabilities resulting from such matters could exceed such accruals by several million dollars.

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation, property damage, group health insurance provided to employees and other types of insurance.

At December 31, 2006 and December 31, 2005, the Company was party to surety bonds of $64.3 million and $46.4 million, respectively, and standby letters of credit in the amounts of $25.0 million and $30.3 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At December 31, 2006 and December 31, 2005, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation. Remediation was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. We expect the remaining $3.8 million held in escrow to be released to the Company in early 2007. The release of escrow funds will not have any effect on our earnings.

THE ST. JOE COMPANY

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

Other proceedings involving environmental matters are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $3.4 million and $4.0 million at December 31, 2006 and 2005, respectively.

16.	Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)

2006
Operating revenues	$210,667	$177,950	$193,757	$165,818
Operating profit	36,793	4,332	28,533	8,569
Net income	22,346	5,984	18,984	3,706
Earnings per share — Basic	0.30	0.08	0.25	0.05
Earnings per share — Diluted	0.30	0.08	0.25	0.05
2005
Operating revenues	$256,118	$234,005	$258,755	$183,246
Operating profit	53,355	42,939	57,434	25,288
Net income	37,223	36,107	37,916	15,412
Earnings per share — Basic	0.50	0.48	0.50	0.21
Earnings per share — Diluted	0.49	0.47	0.50	0.20

Amounts previously reported in Form 10-Q for the 2006 and 2005 quarters differ from the amounts reported herein as a result of the Company’s reporting of discontinued operations.

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

	Initial Cost to Company				Carried at Close of Periods
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(In thousands)

Bay County, Florida
Land with infrastructure	$3,342	$674	$—	$28,849	$29,523	$—	$29,523	$249
Buildings	—	—	1,296	13,020	—	14,316	14,316	3,005
Residential	—	3,079	—	50,226	53,305	—	53,305	—
Timberlands	—	3,896	—	12,682	16,578	—	16,578	300
Unimproved land	—	5,727	—	(4,184)	1,543	—	1,543	—
Broward County, Florida
Building	—	—	—	—	—	—	—	—
Calhoun County, Florida
Buildings	—	—	96	85	—	181	181	20
Timberlands	—	1,774	—	5,399	7,173	—	7,173	130
Unimproved land	—	979	—	870	1,849	—	1,849	—
Duval County, Florida
Land with infrastructure	—	255	—	5	260	—	260	—
Buildings	—	3,450	5	22,826	—	26,281	26,281	5,168
Residential	—	—	—	—	—	—	—	—
Timberlands	—	—	—	1	1	—	1	—
Franklin County, Florida
Land with infrastructure	—	111	—	300	411	—	411	—
Residential	—	9,120	—	21,745	30,865	—	30,865	—
Timberlands	—	1,241	—	1,561	2,802	—	2,802	51
Unimproved Land	—	211	—	3	214	—	214	5
Buildings	—	—	1,537	586	—	2,123	2,123	351
Gadsden County, Florida
Land with infrastructure	—	—	—	3,249	3,249	—	3,249	—
Timberlands	—	1,302	—	2,060	3,362	—	3,362	61
Unimproved land	—	1,836	—	574	2,410	—	2,410	—

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(In thousands)

Gulf County, Florida
Land with infrastructure	—	4,423	—	1,403	5,826	—	5,826	176
Buildings	—	—	930	3,097	—	4,027	4,027	549
Residential	—	28,915	—	97,848	126,763	—	126,763	—
Timberlands	—	5,238	—	18,371	23,609	—	23,609	427
Unimproved land	—	521	—	527	1,048	—	1,048	—
Hillsborough County, Florida
Buildings	—	—	—	—	—	—	—	—
Jefferson County, Florida
Buildings	—	—	—	198	—	198	198	175
Timberlands	—	1,547	—	830	2,377	—	2,377	43
Unimproved land	—	269	—	(83)	186	—	186	—
Leon County, Florida
Land with infrastructure	—	1,418	—	16,220	17,638	—	17,638	1,042
Buildings	—	—	5,580	21,325	—	26,905	26,905	3,987
Residential	28,571	35	—	31,612	31,647	—	31,647	—
Timberlands	—	923	—	2,921	3,844	—	3,844	70
Unimproved land	—	1,656	—	(705)	951	—	951	—
Liberty County, Florida
Buildings	—	—	821	28	—	849	849	192
Timberlands	—	3,244	205	7,857	11,306	—	11,306	253
Unimproved land	—	174	—	18	192	—	192	—
Manatee County
Land with infrastructure	—	54	—	—	54	—	54	3
Buildings	—	—	2,379	—	—	2,379	2,379	134
Residential	1,123	24,051	—	11,357	35,408	—	35,408	—

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(In thousands)

Orange County, Florida
Land with infrastructure	—	(106)	—	—	(106)	—	(106)	—
Buildings	11,207	—	40,733	9,730	—	50,463	50,463	8,901
Osceola County								—
Land with infrastructure	—	80	—	(80)	—	—	—	—
Residential	710	5,773	—	22,998	28,771	—	28,771	—
Buildings	—	—	180	(180)	—	—	—	—
Palm Beach County, Florida
Land with infrastructure	—	(29)	—	—	(29)	—	(29)	—
Buildings	—	—	5	138	—	143	143	114
Pinellas County, Florida
Buildings	—	—	—	—	—	—	—	—
St. Johns County, Florida
Land with infrastructure	—	5,197	—	7,270	7,277	—	7,277	530
Buildings	—	—	1,854	963	—	2,817	2,817	498
Residential	4,199	8,896	—	26,058	34,954	—	34,954	—
Volusia County, Florida
Land with infrastructure	—	6,048	—	711	6,759	—	6,759	1,517
Buildings	—	—	1,644	2,265	—	3,909	3,909	598
Residential	—	14,929	—	58,228	73,157	—	73,157	—
Wakulla County, Florida
Land with infrastructure	—	—	—	391	391	—	391	—
Buildings	—	—	81	1	—	82	82	50
Timberlands	—	1,175	—	1,478	2,653	—	2,653	48
Unimproved Land	—	30	—	—	30	—	30	—

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(In thousands)

Walton County, Florida
Land with infrastructure	—	16,067	—	4,470	20,537	—	20,537	3,479
Buildings	—	—	33,487	2,792	—	36,279	36,279	5,123
Residential	6,277	10,696	—	117,775	128,471	—	128,471	—
Timberlands	—	354	—	1,059	1,413	—	1,413	26
Unimproved land	—	—	—	—	—	—	—	—
Other Florida Counties
Land with infrastructure	—	—	—	—	—	—	—	—
Timberlands	—	689	—	177	866	—	866	16
Unimproved land	—	79	—	126	205	—	205	—
District of Columbia
Buildings	—	—	—	—	—	—	—	—
Georgia
Land with infrastructure	—	12,093	—	992	13,085	—	13,085	50
Buildings	60,644	—	151,528	8,546	—	160,074	160,074	14,965
Timberlands	—	61,353	—	(1,958)	59,395	—	59,395	92
Unimproved land	—	103	—	104	207	—	207	—
North Carolina
Residential	68	7,547	—	67,479	75,026	—	75,026	—
Buildings	—	—	—	—	—	—	—	—
Tennessee
Unimproved Land	—	—	—	—	—	—	—	—
Texas
Land with infrastructure	—	1,710	—	1,150	2,860	—	2,860	44
Building	—	—	—	—	—	—	—	—

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(In thousands)

Virginia
Land with infrastructure	—	—	—	—	—	—	—	—
Building	29,565	—	57,430	358	—	57,788	57,788	2,533

TOTALS	$145,706	$258,807	$299,791	$705,722	$870,316	$388,814	$1,259,130	$54,974

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2006 for federal income tax purposes is approximately $786.0 million.

(B) Reconciliation of real estate owned (in thousands of dollars):

			2006	2005	2004

		Balance at Beginning of Year	$1,056,475	$936,478	$878,141
		Amounts Capitalized	626,621	706,254	615,733
		Amounts Retired or Adjusted	(423,966)	(586,257)	(557,396)

		Balance at Close of Period	$1,259,130	$1,056,475	$936,478

(C	)	Reconciliation of accumulated depreciation (in thousands of dollars):
		Balance at Beginning of Year	$42,328	$34,888	$30,436
		Depreciation Expense	19,831	18,840	14,962
		Amounts Retired or Adjusted	(7,185)	(11,400)	(10,510)

		Balance at Close of Period	$54,974	$42,328	$34,888