Form 10-Q
period 2007-03-31
ST JOE CO
filed 2007-05-09
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2007, there were 104,465,298 shares of common stock, no par value, issued and 74,361,087 outstanding, with 30,104,211 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Investment in real estate	$889,300	$1,213,562
Cash and cash equivalents	32,514	36,935
Accounts receivable, net	17,504	25,839
Notes receivable	26,750	26,029
Prepaid pension asset	101,846	100,867
Property, plant and equipment, net	40,597	44,593
Goodwill, net	26,287	35,233
Other intangible assets, net	2,808	32,669
Other assets	27,123	44,668
Assets held for sale	393,396	—

	$1,558,125	$1,560,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$604,664	$627,056
Accounts payable	103,520	117,131
Accrued liabilities	61,318	123,496
Income tax payable	12,143	9,984
Deferred income taxes	167,218	211,115
Liabilities associated with assets held for sale	127,074	—

Total liabilities	1,075,937	1,088,782
Minority interest in consolidated subsidiaries	7,666	10,533
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 104,475,065 and 104,372,697 issued at March 31, 2007 and December 31, 2006, respectively	313,714	308,060
Retained earnings	1,086,158	1,078,312
Accumulated other comprehensive income	(860)	(1,033)
Treasury stock at cost, 30,104,211 and 30,100,032 shares held at March 31, 2007 and December 31, 2006, respectively	(924,490)	(924,259)

Total stockholders’ equity	474,522	461,080

	$1,558,125	$1,560,395

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31,
	2007	2006

Revenues:
Real estate sales	$82,362	$100,495
Rental revenues	124	62
Timber sales	6,969	8,488
Other revenues	6,856	7,920

Total revenues	96,311	116,965

Expenses:
Cost of real estate sales	26,456	59,563
Cost of rental revenues	146	5
Cost of timber sales	5,949	5,861
Cost of other revenues	8,517	8,294
Other operating expenses	14,965	17,323
Corporate expense, net	7,893	15,679
Depreciation and amortization	4,501	4,340
Restructuring charge	3,157	—

Total expenses	71,584	111,065

Operating profit	24,727	5,900

Other income (expense):
Investment income, net	1,272	1,848
Interest expense	(4,700)	(1,872)
Other, net	4,200	(1,649)

Total other income (expense)	772	(1,673)

Income from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	25,499	4,227
Equity in income of unconsolidated affiliates	907	2,760
Income tax expense	6,402	1,951

Income from continuing operations before minority interest	20,004	5,036
Minority interest	383	2,144

Income from continuing operations	19,621	2,892

Discontinued operations:
Income from discontinued operations (net of income tax expense of $37 and $488, respectively)	62	814

Net income	$19,683	$3,706

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.27	$0.04
Income from discontinued operations	—	$0.01

Net income	$0.27	$0.05

Diluted
Income from continuing operations	$0.27	$0.04
Income from discontinued operations	—	$0.01

Net income	$0.27	$0.05

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive
	Shares	Amount	Earnings	Income (loss)	Treasury Stock	Total

Balance at December 31, 2006	74,272,665	$308,060	$1,078,312	$(1,033)	$(924,259)	$461,080

Net income	—	—	19,683	—	—	19,683
Amortization of pension and postretirement benefit costs, net of tax	—	—	—	173	—	173

Comprehensive income						19,856
Issuances of restricted stock	83,978	—	—	—	—	—
Forfeitures of restricted stock	(73,041)	—	—	—	—	—
Dividends ($0.16 per share)	—	—	(11,837)	—	—	(11,837)
Issuances of common stock	91,431	2,840	—	—	—	2,840
Excess tax benefit on options exercised and vested restricted stock	—	829	—	—	—	829
Amortization of stock- based compensation	—	1,985	—	—	—	1,985
Purchases of treasury shares	(4,179)	—	—	—	(231)	(231)

Balance at March 31, 2007	74,370,854	$313,714	$1,086,158	$(860)	$(924,490)	$474,522

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$19,683	$3,706
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	9,374	10,402
Stock-based compensation	1,985	4,591
Minority interest in income	383	2,144
Equity in income of unconsolidated joint ventures	(1,031)	(2,843)
Distributions of income from unconsolidated affiliates	299	1,623
Deferred income tax (benefit) expense	(43,724)	(20,540)
Impairment losses	2,196	—
Cost of operating properties sold	64,910	91,747
Expenditures for operating properties	(72,322)	(177,121)
Write-off of capitalized home building costs	558	—
Changes in operating assets and liabilities:
Accounts receivable	8,110	(13,119)
Other assets	(4,329)	(6,457)
Accounts payable and accrued liabilities	(60,367)	1,038
Income taxes payable	2,159	9,712

Net cash used in operating activities	(72,116)	(95,117)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,785)	(5,775)
Purchases of investments in real estate	(1,049)	(1,472)
Investments in unconsolidated affiliates	(271)	—

Net cash used in investing activities	(3,105)	(7,247)

Cash flows from financing activities:
Proceeds from revolving credit agreements, net of repayments	150,000	20,000
Repayments of other long-term debt	(67,551)	(3,782)
Distributions to minority interests	(3,250)	(2,080)
Proceeds from exercises of stock options	2,840	1,487
Dividends paid to stockholders	(11,837)	(11,998)
Excess tax benefits from stock-based compensation	829	641
Treasury stock purchases	(231)	(25,121)

Net cash provided by (used in) financing activities	70,800	(20,853)

Net decrease in cash and cash equivalents	(4,421)	(123,217)
Cash and cash equivalents at beginning of period	36,935	202,605

Cash and cash equivalents at end of period	$32,514	$79,388

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the three month period ended March 31, 2007 and cash flows for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006 balance sheet amounts have been derived from our December 31, 2006 audited financial statements.

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

During the first quarter of 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

Stock Options and Non-vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the plan). The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. Non-vested restricted shares generally vest over two-year, three-year, or four-year periods, beginning on the date of each grant, but are considered outstanding under the treasury stock method at the time of grant for purposes of determining earnings per share since the holders are entitled to dividends and voting rights. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 7-10 years after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company estimates the expected term of options granted by incorporating the contractual term of the options and analyzing employees actual and expected exercise behaviors. The Company estimates the volatility of its common stock by using historical volatility in market price over a period consistent with the expected term, and other factors. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasuries with remaining terms similar to the expected term on the options. The Company anticipates paying cash dividends in the foreseeable future and therefore uses an estimated dividend yield in the option valuation model.

Presented below are the per share weighted-average fair value of stock options granted during the three months ended March 31, 2007, using the Black Scholes option-pricing model, along with the assumptions used.

	2007	2006

Per share weighted-average fair value	$17.15	(1)
Expected dividend yield	1.18%	(1)
Risk free interest rate	4.88%	(1)
Weighted average expected volatility	22.9%	(1)
Expected life (in years)	7	(1)

(1)	No options were granted in the three month period ended March 31, 2006.

Total stock-based compensation recognized on the consolidated statements of income for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Stock option expense	$353	$993
Restricted stock expense	1,632	3,598
Employee stock purchase plan expense	10	49

Total	$1,995	$4,640

The total income tax benefit recognized on the consolidated statements of income for stock-based compensation arrangements was $0.4 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively.

The following table sets forth the summary of option activity outstanding under the stock option program for the three months ended March 31, 2007:

	Number of	Weighted Average
	Options	Exercise Price

Balance at December 31, 2006	780,909	$32.42
Granted	82,101	54.05
Forfeited	(27,825)	47.64
Exercised	(91,431)	31.06

Balance at March 31, 2007	743,754	$34.40

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $17.15.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the three month periods ended March 31, 2007 and 2006 were $2.3 million and $1.6 million, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at March 31, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

77,514	2 years	$15.96-$23.94	$18.89
480,175	6 years	$23.95-$35.91	$29.86
20,300	7 years	$35.92-$53.86	$39.96
165,765	10 years	$53.87-$54.24	$54.15

743,754	6 years	$15.96-$54.24	$34.40

The following table presents information regarding options exercisable at March 31, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

77,514	2 years	$15.96-$23.94	$18.89
430,500	6 years	$23.95-$35.91	$29.53
12,050	7 years	$35.92-$53.86	$40.09

520,064	5 years	$15.96-$53.86	$28.19

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $13.3 million and $12.5 million, respectively. In computing compensation expense from share based payments as of March 31, 2007, the Company has estimated that of the 223,690 unvested options outstanding, 178,952 options are expected to vest. The aggregate intrinsic value of such options expected to vest was $0.6 million at March 31, 2007. The intrinsic value is calculated as the difference between the market value as of March 31, 2007 and the grant date fair value. The closing price as of March 31, 2007 was $52.31 per share as reported by the New York Stock Exchange.

Cash received for strike prices from options exercised under stock-based payment arrangements for the three month period ended March 31, 2007 and 2006 was $2.8 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled $2.3 million and $1.6 million for the three month period ending March 31, 2007 and 2006, respectively.

The following table sets forth the summary of non-vested restricted stock activity outstanding for the three months ended March 31, 2007:

		Weighted Average
	Number of	Grant Date Fair
Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2006	622,346	$46.20
Granted	83,978	54.05
Forfeited	(73,041)	53.46
Vested	(14,660)	57.88

Balance at March 31, 2007	618,623	$46.13

The weighted average grant date fair value of restricted shares granted during the three month period ended March 31, 2007 was $54.05.

The total fair value of restricted stock that vested during the three month period ended March 31, 2007 was $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost over the vesting term.

As of March 31, 2007, there was $18.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $3.8 million related to stock option grants and $14.6 million of non-vested restricted stock which will be recognized over a weighted average period of four years.

Employee Stock Purchase Plan

In November 1999, the Company implemented an employee stock purchase plan (“ESPP”) whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount from the fair market value of its common stock at each month end, with an annual limit of $21,250 in purchases per employee.

Earnings Per Share

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 226,508 and 341,734 shares of common stock in the three months ended March 31, 2007 and 2006, respectively, and that 341,802 and 615,135 shares of non-vested restricted stock were vested and issued as of March 31, 2007 and 2006, respectively, each net of assumed repurchases using the treasury stock method.

Through March 31, 2007, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through March 31, 2007. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to March 31, 2007, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,257,738 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,203,349 acquired shares. During the three month periods ended March 31, 2007, the Company did not repurchase shares from shareholders. During the three month period ended March 31, 2006, the Company purchased 417,300 shares from shareholders. During the three month periods ended March 31, 2007 and 2006, executives surrendered a total of 4,179 and 4,139 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the three month periods ended March 31, 2007 and 2006 were 91,431 and 51,001 shares, respectively.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2007	2006

Basic	73,689,102	73,986,241
Diluted	74,257,412	74,943,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31 is as follows (in millions):

	2007	2006

Interest paid	$14.3	$11.4
Income taxes paid (net of refunds)	86.4	12.6
Capitalized interest	2.8	4.2

The Company’s non-cash investing and financing activities for the three months ended March 31 are as follows (in millions):

	2007	2006

Issuance of restricted stock	$0.6	$0.8
Net increase in Community Development District Debt	4.9	1.2
Extinguishment of debt in connection with joint venture	—	(10.7)
Increase of note payable on land purchase	1.6	1.1

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

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of rural land by the rural land sales segment, the Company’s timberland operations and land developed by the commercial real estate segment are included in operating activities on the statement of cash flows. The Company’s buildings developed for commercial rental purposes and assets purchased with tax-deferred proceeds are intended to be held for investment purposes and related cash flows from acquisitions and dispositions of those assets are included in investing activities on the statements of cash flows. Cash flows from investing activities also include related cash flows from assets not held for sale. Distributions of income from unconsolidated affiliates are included in cash flows from operating activities; distributions of capital from unconsolidated affiliates are included in cash flows from investing activities.

Restructuring

During late 2006 and early 2007, the Company implemented certain corporate organizational changes designed to position the Company for the years ahead. As part of the 2006 reorganization, the Company announced that it was exiting the Florida homebuilding business to focus on maximizing the value of its landholdings through place making. The Company also eliminated certain redundancies among its field and corporate operations, and put in place a regional management structure to oversee its various product lines. The charges associated with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring and reorganization program (“program”) by segment that are included in the restructuring charge as of March 31, 2007 were as follows (in millions):

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Write-off of capitalized homebuilding costs	$0.5	$—	$—	$—	$—	$0.5
One-time termination benefits to employees	0.8	0.1	1.3	—	0.5	2.7

Total restructuring charges, pretax	$1.3	$0.1	$1.3	$—	$0.5	$3.2

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the program.

At March 31, 2007, the accrued liability associated with the program consisted of the following:

	Balance at				Balance at
	December 31,	Costs	Non-cash		March 31,	Due within	Due after
	2006	Accrued	Adjustments	Payments	2007	12 months	12 months

Write-off of capitalized homebuilding costs	$—	$0.5	$(0.5)	$—	$—	$—	$—
One-time termination benefits to employees	$1.3	2.7	—	(2.5)	1.5	1.5	—

Total	$1.3	$3.2	$(0.5)	$(2.5)	$1.5	$1.5	$—

The Company expects to incur additional costs of $0.2 million over the next four quarters.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2007 and 2006 include the results of operations of seventeen buildings within our commercial building investment portfolio and our North Carolina based residential homebuilding business, Saussy Burbank. The related assets and liabilities of these operations have been classified as “held for sale” at March 31, 2007 as all of the criteria under the applicable accounting literature have been met. Aggregate revenues generated by the building investment portfolio for the three months ended March 31, 2007 and 2006 were $9.7 million and $10.3 million, respectively. Pre-tax loss was $0.9 million in each of the three months ended March 31, 2007 and 2006. Aggregate revenues generated by Saussy Burbank for the three months ended March 31, 2007 and 2006 were $45.4 million and $38.6 million, respectively. Pre-tax income was $1.0 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the proposed sale of Saussy Burbank.

Discontinued operations for the three months ended March 31, 2006 include the results of operations of four commercial buildings sold in 2006, all of which were previously part of the commercial real estate segment. Aggregate revenues and pre-tax income generated by these four buildings prior to sale for the three months ended March 31, 2006 were $1.5 million and $0.3 million, respectively.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”). FAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. The Company has one consolidated entity with a specified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination date: Artisan Park, L.L.C. (“Artisan Park”). At March 31, 2007, the carrying amount of the minority interest in Artisan Park was $7.6 million, which approximated fair market value. The Company has no other material financial instruments that are affected by FAS 150.

3.	Investment in Real Estate

Real estate by segment includes the following (in thousands):

	March 31, 2007	December 31, 2006

Operating property:
Residential real estate	$111,755	$104,341
Commercial real estate	9,377	9,366
Rural land sales	139	197
Forestry	133,470	135,932
Other	104	61

Total operating property	254,845	249,897

Development property:
Residential real estate	575,542	623,483
Commercial real estate	55,087	56,669
Rural land sales	7,658	7,996
Other	294	294

Total development property	638,581	688,442

Investment property:
Commercial real estate	102	311,362
Rural land sales	293	412
Forestry	1,495	1,372
Other	5,984	7,645

Total investment property	7,874	320,791

Investment in unconsolidated affiliates:
Residential real estate	10,283	9,406

Total real estate investments	911,583	1,268,536
Less: Accumulated depreciation	22,283	54,974

Investment in real estate investments	$889,300	$1,213,562

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate land and inventory currently under development to be sold. Investment property primarily includes the Company’s land held for future use.

Depreciation expense reported on real estate was $2.0 million in each of the three months ended March 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

Debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Senior revolving credit agreement	$210,000	$60,000
Senior notes	240,000	307,000
Debt secured by certain commercial and residential property	50,664	156,056
Bridge loan	100,000	100,000
Various secured and unsecured notes payable	4,000	4,000

Total debt	$604,664	$627,056

The aggregate maturities of debt subsequent to March 31, 2007 are as follows (in millions):

2007	$310.1
2008	5.7
2009	26.1
2010	21.0
2011	10.0
Thereafter	231.7

Total	$604.6

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

In February 2007, the Company increased the size of its revolving credit facility to $500 million (the “Credit Facility”). None of the material terms of the Credit Facility were changed in connection with the expansion. Proceeds from the increased Credit Facility will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

5.	Employee Benefit Plans

A summary of the net periodic pension (credit) expense follows (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006

Service cost	$1,059	$1,225
Interest cost	2,073	2,190
Expected return on assets	(4,247)	(4,657)
Prior service costs	171	180
Curtailment charge	135	—

Total pension (credit) expense	$(809)	$(1,062)

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of “FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes”, on January 1, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had approximately $128.3 million of total unrecognized tax benefits as of January 1, 2007. Of this total, approximately $41.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. In addition, the Company has accrued approximately $11.3 million (net of tax benefit) in interest at January 1, 2007. There were no penalties required to be accrued at January 1, 2007. The Company recognizes interest and / or penalties related to income tax matters in income tax expense.

The Internal Revenue Service (IRS) recently examined the federal income tax returns of the Company for the years 2000 through 2004. At the end of March 2007, the Company effectively settled its contested tax positions with the IRS. This settlement will result in an additional amount owed for 2000 through 2004 tax years of approximately $83.2 million, for which the Company had previously provided under SFAS 109 and SFAS 5. This amount includes estimated interest of approximately $16.7 million (before tax benefit). This settlement with the IRS has resulted in an income tax benefit during the quarter ended March 31, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. Since the information about the settlement with the IRS was not available at the implementation date of FIN 48 or at the time of filing of the Company’s Form 10-K for 2006, the effect has been recognized in net income for the period ended March 31, 2007 and not reflected in a cumulative effect adjustment upon the adoption of FIN 48. Tax years 2005 and 2006 remain subject to examination. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

7.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells home sites and, to a now lesser extent, homes and manages residential communities. The commercial real estate segment owns and leases commercial, retail, office and industrial properties throughout the Southeast and sells developed and undeveloped land and buildings. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood and timber and cypress products.

The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which it believes represents current performance measures.

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies herein and in our Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated income statements. All intercompany transactions have been eliminated. The segment caption entitled “Other” consists of general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. Decisions about allocations of resources are determined by management based on these strategic business units, though effective August 18, 2006, implementation of strategy and decisions is deployed through geographic-based managers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment follows (in thousands). Amounts provided for the period ended March 31, 2007 and 2006 have been adjusted as a result of our discontinued operations:

	Three Months Ended
	March 31,
	2007	2006

Operating Revenues:
Residential real estate	$37,010	$89,737
Commercial real estate	5,665	3,107
Rural land sales	46,676	15,642
Forestry	6,960	8,479

Consolidated operating revenues	$96,311	$116,965

Income (loss) from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(5,401)	$10,205
Commercial real estate	302	903
Rural land sales	40,372	11,403
Forestry	441	2,035
Other	(10,215)	(20,319)

Consolidated income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$25,499	$4,227

	March 31, 2007	December 31, 2006

Total Assets:
Residential real estate	$780,938	$838,773
Commercial real estate	66,575	389,840
Rural land sales	14,083	30,907
Forestry	147,800	149,323
Corporate	155,333	151,552
Assets held for sale	393,396	—

Total assets	$1,558,125	$1,560,395

Total assets held for sale at March 31, 2007 were formerly in the following segments:

March 31, 2007

Assets held for sale by segment:
Residential real estate	$75,811
Commercial real estate	317,585

Total assets held for sale	$393,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities held for sale at March 31, 2007 included in the Company’s consolidated balance sheet were as follows:

March 31, 2007

Assets held for sale:
Investment in real estate	$341,016
Intangible assets	27,850
Goodwill	7,500
Other assets	17,030

Total assets held for sale	$393,396

Liabilities associated with assets held for sale:
Account payable	$6,443
Accrued liabilities	9,416
Debt	111,215

Total liabilities associated with assets held for sale	$127,074

8.	Contingencies

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

At March 31, 2007 and December 31, 2006, the Company was party to surety bonds of $52.5 million and $64.3 million, respectively, and standby letters of credit in the amounts of $21.5 million and $25.0 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At March 31, 2007 and December 31, 2006, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company separately funded the costs of remediation, which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. We expect the remaining $3.8 million held in escrow to be released to the Company in mid 2007. The release of escrow funds will not have any effect on our earnings.

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

Other proceedings involving environmental matters are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $3.4 million as of March 31, 2007 and December 31, 2006.

9.	Subsequent Events

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was approximately $74.0 million consisting of approximately $36.0 million in cash and $38.0 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. The transaction is expected to generate no material gain or loss beyond an impairment loss of $2.2 million recorded in the first quarter 2007. Proceeds from the transaction in the short-term are to be used to retire debt. The results of Saussy Burbank have been reported as discontinued operations in the three months ended March 31, 2007 and 2006.

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the disposition of its seventeen-building office portfolio, containing approximately 2.3 million net rentable square feet, for $383.0 million. The transaction is currently in a due diligence period and is expected to close in the second quarter of 2007. The results of the office portfolio have been reported as discontinued operations in the three months ended March 31, 2007 and 2006.

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

We have four operating segments: residential real estate, commercial real estate, rural land sales, and forestry.

Our residential real estate segment generates revenues from:

•	the sale of developed home sites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	rental income;

•	resort and club operations;

•	investments in limited partnerships and joint ventures;

•	brokerage, title issuance and mortgage origination fees on certain transactions within our residential real estate developments; and

•	management fees.

Our commercial real estate segment generates revenues from:

•	the rental and/or sale of commercial buildings owned and/or developed by us; and

•	the sale of developed and undeveloped land for retail, multi-family, office and industrial uses.

Our rural land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of rural land with limited development.

Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of cypress lumber and mulch.

Our ability to generate revenues, cash flows and profitability is directly related to the real estate market, primarily in Florida, and the economy in general. Economic, political and weather-related conditions could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials, the cost and availability of insurance, the availability of and changes in prices of fuel and energy, and other factors affecting us and the real estate industry in general and coastal real estate in particular. Additionally, increases in interest rates could reduce the demand for home sites we develop, particularly primary home sites, and commercial properties we develop or sell.

Reflecting broader conditions in our Florida markets, residential sales activity remains slow and sporadic and inventories remain high. Considering the high level of inventory of new and existing resort residential property available in many parts of Florida, including our core markets in Northwest Florida, we continue to believe it could take until 2008 before our markets return to normal. However, commercial interest in Northwest Florida continues to run high. There is interest and activity across a full range of commercial real estate products, including big box retail, community-based retail operations and JOE commerce parks. In addition, our rural land sales remain steady.

We are committed to long-term value creation and generating land sales over a broader range of uses and price points within our primary land holdings in Florida. Regardless of weak short-term residential market conditions, we believe that long-term prospects, driven by job growth and coupled with strong in-migration population expansion, will be favorable over the long term.

During the third quarter 2006, we announced that we are exiting the Florida homebuilding business to focus on maximizing the value of our landholdings through place making. Under our Florida homebuilding exit plan, our internal homebuilding operations will wind down by mid-2008.

We are continuing to develop our relationships with national, regional and local homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various communities. These transactions involve land positions in pre-development phases of our communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary housing to the market. We expect national and regional homebuilders to be important business partners going forward.

During early 2007 and late 2006, we implemented certain corporate organizational changes designed to position our Company for the years ahead. We eliminated certain redundancies among our field and corporate operations, and put in place a regional management structure that will oversee our various product lines within specific geographical areas. Our new organization is intended to facilitate the development of groups of projects with multifaceted real estate product types. As discussed further below, as a result of our exit from Florida homebuilding and corporate reorganization, we recorded a restructuring charge of $3.2 million in the three months ended March 31, 2007.

On April 30, 2007, we announced an agreement to sell our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sale closed on May 3, 2007, for approximately $74.0 million, consisting of approximately $36.0 million in cash and $38.0 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. The transaction is expected to generate no material gain or loss beyond an impairment loss of $2.2 million recorded in the first quarter 2007. Proceeds from the transaction in the short-term were used to retire debt.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	changes in perceptions or conditions in the national real estate market or the real estate markets in the states and regions in which we operate;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices or availability of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on various regulatory approvals and permits and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida, particularly in coastal areas;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in these policies during the first three months of 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements, but are not yet in a position to determine its impact.

In September 2006, the SEC Emerging Issues Task Force (EITF) issued EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FAS No. 66 for the Sale of Condominiums (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of FAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of FAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of FAS 66. EITF 06-8 is effective for the Company’s fiscal year beginning January 1, 2008. We have not yet assessed the impact of EITF 06-8 on our consolidated financial statements, but we believe that we will be required, in most cases, to collect additional deposits from buyers in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of EITF 06-8, we would be required to recognize revenue using the deposit method, which would delay revenue recognition until consummation of the sale.

In February 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 159 will have a material adverse impact on our financial position or results of operations.

Results of Operations

Net income increased $16.0 million to $19.7 million, or $.27 per diluted share, in the first quarter of 2007, compared to $3.7 million, or $0.05 per diluted share, for the first quarter of 2006. Results for the period ended March 31, 2007 and 2006 reported in discontinued operations included the operating results of seventeen buildings in our commercial building investment portfolio, the operations of our North Carolina based residential homebuilding business, Saussy Burbank, and the operations of four commercial buildings sold in 2006.

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales, and forestry. Real estate sales are generated from sales of home sites and residential homes, parcels of developed and undeveloped land, and commercial buildings which are not reported as discontinued operations. Rental revenue is generated primarily from lease income related to our portfolio of investment and development properties as a component of the commercial real estate segment that are not reported as discontinued operations. Timber sales are generated from the forestry segment. Other revenues are primarily club operations and management fees from the residential real estate segment.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$82.4	$100.5	$(18.1)	(18)%
Rental revenues	0.1	0.1	—	—
Timber sales	7.0	8.5	(1.5)	(18)
Other revenues	6.8	7.9	(1.1)	(14)

Total	96.3	117.0	(20.7)	(18)

Expenses:
Cost of real estate sales	26.5	59.6	(33.1)	(55)
Cost of rental revenues	0.1	—	0.1	—
Cost of timber sales	5.9	5.9	—	—
Cost of other revenues	8.5	8.3	0.2	2
Other operating expenses	15.0	17.3	(2.3)	(13)

Total	$56.0	$91.1	$(35.1)	(38)%

The decreases in revenues from real estate sales and cost of real estate sales for the three month periods ended March 31, 2007 compared to 2006 were primarily due to decreased revenues in the residential real estate segment. Timber revenue decreased in the first quarter of 2007 primarily due to decreased volume and pricing levels. The decrease in other revenues was primarily due to the decrease in management fees and realty fees in our residential real estate segment. Other operating expenses decreased during the three months ended March 31, 2007, primarily due to staffing reductions resulting from the corporate reorganization. For further discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, decreased $7.8 million, or 50%, to $7.9 million in the first quarter of 2007, from $15.7 million in the first quarter of 2006. Total stock compensation costs decreased by approximately $3.0 million as a result of a decrease in stock option expense and fewer participants in 2007. The decrease also included $2.4 million in compensation costs and restricted stock amortization related to the 2006 retirement of our former President / COO.

Restructuring charge.  We recorded a restructuring charge of $3.2 million in the three-month period ending March 31, 2007 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $0.5 million related to the write off of capitalized homebuilding costs and $2.7 million related to one-time termination benefits.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense and other income. Other income (expense) was $0.7 million and $(1.7) million for the three-month periods ended March 31, 2007 and 2006, respectively. Other, net income increased $5.8 million during the first quarter of 2007 primarily as a result of a $3.5 million insurance settlement relating to the defense of an outstanding litigation matter. First quarter 2006 included litigation expense of $2.5 million. Interest expense increased to $4.7 million in the first quarter of 2007 from $1.9 million in the first quarter of 2006, primarily as a result of an increase in average borrowings in 2007 as well as less capitalized interest.

Equity in income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates decreased $1.9 million, or 68%, to $0.9 million in the three-month period ended March 31, 2007, compared to $2.8 million in the three-month period ended March 31, 2006. The decrease was primarily due to lower earnings in our investments in Rivercrest and Paseos, which are nearing build out.

Income tax expense.  Income tax expense, including income tax on discontinued operations, totaled $6.4 million and $2.4 million for the three-month periods ended March 31, 2007 and 2006, respectively. Our effective tax rates were 25% and 40% for the three-month periods ended March 31, 2007 and 2006, respectively. Recently, the Internal Revenue Service (IRS) examined our federal income tax returns for the years 2000 through 2004. We effectively settled with the IRS in March 2007 with regards to our contested tax positions. This settlement with the IRS has resulted in an income tax benefit during the quarter ended March 31, 2007, of approximately $3.1 million for amounts previously provided.

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $0.1 million in the quarter ended March 31, 2007 compared to $0.8 million in 2006. See Residential Real Estate and Commercial Real Estate sections below for further detail on discontinued operations.

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

Residential sales slowed significantly in 2006, particularly in our resort markets. As a result of the slowdown, inventories of resale homes and home sites rose dramatically in our markets. During the first quarter of 2007 high resale inventory levels continue to impact sales of our products in the majority of our markets. Considering the high level of inventories of new and existing resort residential property available in many parts of Florida, including our core markets in Northwest Florida, we continue to believe it could take until 2008 before our markets return to normal.

On May 3, 2007 we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank (see Discontinued Operations below).

During the third quarter of 2006, we announced that we were exiting the Florida homebuilding business to focus on maximizing the value of our landholdings through place making. There was no material impact to our financial results in 2006 related to our exit from Florida homebuilding, other than the restructuring charge. The exit was made possible by our expanding relationships with local, regional and national homebuilders.

We have executed purchase and option contracts with several national, regional and local homebuilders for the purchase of developed lots in various JOE communities. These transactions involve land positions in pre-development phases as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing our capital requirements and increasing efficiency in the delivery of finished homes to the market. We expect national and regional homebuilders to be important business partners going forward.

The table below sets forth our activity with national homebuilders from April 1, 2006 through March 31, 2007 and for the three months ended March 31, 2007:

Residential Real Estate
National Homebuilder Summary
of Home Site Commitments and Purchases
April 1, 2006 through March 31, 2007

	Total Units	Total Units	Average Price	Remaining Units
	Committed(1)	Closed	Closed Units	To Close

Beazer Homes
Beckrich Point	70	—	N/A	70
Laguna West	350	—	N/A	350
SouthWood	163	125	$50,038	38
Victoria Park	179	179	$66,369	—
David Weekley Homes
Hawks Landing	99	25	$97,440	74
Palmetto Trace	56	53	$85,562	3
ParkPlace	70	—	N/A	70
RiverCamps on Crooked Creek	3	3	$209,667	—
SouthWood	140	10	$110,060	130
Victoria Park	72	72	$102,444	—
WaterSound	7	7	$144,248	—

Total	1,209	474		735

(1)	Includes amounts under contract or committed.

Residential Real Estate
National Homebuilder Summary
of Home Site Commitments and Purchases
Three Months Ended March 31, 2007

	Total Units	Total Units	Average Price
	Committed(1)	Closed 3/31/07	Closed Units

Beazer Homes
Beckrich Point	—	—	N/A
Laguna West	—	—	N/A
SouthWood	—	18	$49,288
Victoria Park	—	—	N/A
David Weekley Homes
Hawks Landing	—	15	$60,900
Palmetto Trace	—	5	$83,460
ParkPlace	—	—	N/A
RiverCamps on Crooked Creek	—	—	N/A
SouthWood	—	10	$110,060
Victoria Park	—	—	N/A
WaterSound	—	—	N/A

Total	—	48

(1)	Includes amounts under contract or committed.

The following is a description of some of the communities we are developing in Florida:

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community is planned to include approximately 1,140 units, including an 11-unit private residence club with fractional ownership. The community includes the WaterColor Inn and Resort, the recipient of many notable awards during 2006. Other amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

WaterSound Beach is located approximately five miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. This community is currently planned to include approximately 511 units. During 2006, the WaterSound Beach Club opened for business and began accepting memberships.

WaterSound West Beach is located approximately one-half mile west of WaterSound Beach on the beach-side of County Road 30A. This community has been designed for 199 units with private beach access through the adjacent Deer Lake State Park.

WaterSound is situated on approximately 2,425 acres and planned for a mixed-use resort community. It is located approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. In addition to 1,432 residential units, WaterSound will include approximately 450,000 square feet of commercial space, a golf course, pools, parks and other amenities. Sales at WaterSound began in 2006.

Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. From its inception through March 31, 2007, contracts for 466 units were accepted and closed. David Weekley Homes, LLP, a national homebuilder, is building out the last phase of Palmetto Trace.

RiverCamps on Crooked Creek is situated on approximately 1,491 acres in western Bay County and bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The community is planned for 408 high-quality finished cabins in a low-density, rustic setting with access to various outdoor activities such as fishing, boating and hiking. In 2006, we substantially completed the River House, an amenity designed to provide RiverCamps owners with a waterfront recreational facility.

Hawks Landing is a primary home community on approximately 88 acres located in Lynn Haven in Bay County. We plan to develop and sell 168 home sites at Hawks Landing to local and national home builders. From its inception through March 31, 2007, contracts for 80 units were accepted or closed.

WindMark Beach is situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe and includes approximately 15,000 feet of beachfront. This beachfront resort destination is planned to include approximately 1,662 units and 75,000 square feet of commercial space. On May 1, 2007, we announced an agreement with Miraval Holding LLC to jointly design, develop and operate Miraval Village at WindMark Beach, which will be the next incarnation of Miraval’s acclaimed, signature experiences in an inspired town and resort destination.

SummerCamp Beach, in Franklin County, is situated on the Gulf of Mexico on approximately 762 acres. Plans include approximately 499 units, a beach club, a community dock and nature trails. Previously known as SummerCamp, this development was recently rebranded as SummerCamp Beach.

SouthWood is situated on approximately 3,370 acres in southeast Tallahassee. Planned to include approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club, and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for greenspace, including a 123-acre central park.

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

RiverTown is situated on approximately 4,170 acres located in St. Johns County south of Jacksonville along the St. Johns River. With parks and public meeting places, RiverTown is being planned for 4,500 housing units and 500,000 square feet of commercial space. RiverTown will have seven unique neighborhoods interwoven with community and retail areas by a series of bike paths and walkways, with all roads leading to the community’s centerpiece, the St. John’s River. The community will offer homebuyers a wide variety of price points and lifestyles, appealing to several different target markets, including primary and second-home buyers. Development at RiverTown started in 2006 and sales are expected to begin in the second quarter of 2007.

St. Johns Golf and Country Club is a primary residential community situated on approximately 880 acres we acquired in St. Johns County in 2001. The community includes an 18-hole golf course and clubhouse facility. Of the 799 units planned, 793 had been sold or were under contract at March 31, 2007.

Victoria Park is situated on approximately 1,859 acres in Volusia County near Interstate 4 in the historic college town of Deland between Daytona Beach and Orlando. Plans for Victoria Park include approximately 4,200 single and multi-family units built among parks, lakes and conservation areas. Victoria Park includes an award-winning 18-hole golf course.

Artisan Park, located in Celebration, near Orlando, is being developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired in 2002. Artisan Park is planned to include approximately 267 single-family units, 47 townhomes, and 302 condominium units as well as parks, trails and a community clubhouse with a pool. At March 31, 2007, 76 units remained for sale at Artisan Park.

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

The table below sets forth the results of continuing operations of our residential real estate segment for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues:
Real estate sales	$30.1	$82.0
Other revenues	6.9	7.7

Total revenues	37.0	89.7

Expenses:
Cost of real estate sales	19.1	57.4
Cost of other revenues	8.5	8.2
Other operating expenses	11.3	11.6
Depreciation and amortization	2.8	2.5
Restructuring charge	1.3	—

Total expenses	43.0	79.7

Other income	0.6	0.2

Pre-tax (loss ) income from continuing operations	$(5.4)	$10.2

Revenues and costs of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage-of-completion method of accounting. Revenue on contracted units is recognized in proportion to the total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family or PRC unit, percentage-of-completion accounting is not utilized. Instead, full accrual accounting criteria are used, which requires recognition of revenue when sales contracts are closed. All deposits are non-refundable (subject to a 15-day rescission period as required by law), except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. In such instances, the revenue and margin related to the previously recorded contract is reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are entered into and deposits made are recognized on the full accrual method of accounting as contracts are closed.

Our townhomes are attached building units sold individually along with the underlying parcel of land. Revenues and cost of sales for our townhomes are accounted for using the full accrual method. These units differ from multi-family and PRC units, in which buyers hold title to a unit (or in the case of PRC units fractional share of a unit) within a building and an interest in the underlying land held in common with other building association members.

Profit is deferred on home site sales when required development is not complete at the time of the sale. Currently, we are deferring a portion of profit from home site sales at WaterSound West Beach, SummerCamp Beach and RiverCamps on Crooked Creek. Home site sales are recorded at the time of closing, but a portion of revenue and gross profit on the sales at those communities is deferred in proportion to required development not yet completed in relation to total required development costs and recognized by the percentage-of-completion method as the work is completed.

Three Months Ended March 31, 2007 and 2006

Real estate sales include sales of homes and home sites. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home sites:

	March 31, 2007			March 31, 2006
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$17.8	$12.3	$30.1	$73.6	$8.4	$82.0
Cost of sales:
Direct costs	11.0	4.5	15.5	45.4	2.8	48.2
Selling costs	0.8	0.4	1.2	3.5	0.3	3.8
Other indirect costs	1.9	0.5	2.4	5.1	0.3	5.4

Total cost of sales	13.7	5.4	19.1	54.0	3.4	57.4

Gross profit	$4.1	$6.9	$11.0	$19.6	$5.0	$24.6

Gross profit margin	23%	56%	37%	27%	60%	30%

The overall decreases in real estate sales and gross profit were due primarily to a decrease in primary home closings in various communities. The increase in the overall gross profit margin is due to a change in the mix of home and home site sales.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates accounted for using the equity method of accounting.

	March 31, 2007				March 31, 2006
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	3	$5.4	$3.5	$1.9	5	$4.8	$3.3	$1.5
Multi-family homes	—	—	—	—	—	—	—	—
PRC	—	—	—	—	—	—	—	—
Home sites	13	7.0	2.0	5.0	6	3.6	1.2	2.4
Primary
Single-family homes	5	1.8	1.6	0.2	64	19.4	15.1	4.3
Townhomes	1	0.2	0.1	0.1	22	3.4	2.8	0.6
Home sites	61	4.7	3.2	1.5	36	2.7	1.4	1.3
Northeast Florida:
Primary
Single-family homes	6	2.7	2.6	0.1	14	6.9	5.0	1.9
Home sites	2	0.3	0.1	0.2	6	0.9	0.4	0.5
Central Florida:
Primary
Single-family homes	8	4.6	3.4	1.2	50	22.6	15.8	6.8
Multi-family homes	24	0.3	0.2	0.1	16	10.8	7.2	3.6
Townhomes	5	2.8	2.3	0.5	21	5.7	4.8	0.9
Home sites	1	0.3	0.1	0.2	4	1.2	0.4	0.8

Total	129	$30.1	$19.1	$11.0	244	$82.0	$57.4	$24.6

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the only primary community was St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, 2007 first quarter revenues and gross profit increased despite a decrease in the number of homes closed due primarily to the sale of a higher priced beach front home in WaterSound Beach. Home site closings in the first quarter of 2007 exceeded the number of closings in the first quarter of 2006 due primarily to increased closings in WaterSound and WaterSound West Beach. The gross profit from home site sales increased to $5.0 million in the first quarter of 2007 from $2.4 million in the first quarter of 2006 due primarily to the 2007 first quarter sale of beachfront lots in each of the WaterColor and WaterSound Beach communities.

Since required development was not complete at WaterSound West Beach, SummerCamp Beach and RiverCamps on Crooked Creek at the time home sites were closed in these communities, percentage of completion accounting is being used, and deferred profit will be recognized as the required infrastructure is completed. From project inception to date, remaining unrecognized deferred profit at WaterSound West Beach and RiverCamps on Crooked Creek was $0.8 million and $1.1 million, respectively, substantially all of which we expect to recognize by the end of 2007. At SummerCamp Beach $9.2 million of deferred profit remains to be recognized, all of which we expect to recognize over the next several years.

In our Northwest Florida primary communities, home closings, revenues and gross profit decreased in the first quarter of 2007 as compared to the first quarter of 2006 due primarily to our exiting the Florida homebuilding business and market conditions. The gross profit from single-family home sales decreased $4.1 million in the first quarter of 2007 as compared to the same period in 2006 as a result of a decrease of 59 units closed. Townhome revenues and the number of townhomes closed decreased in the first quarter of 2007 as compared to the same period in 2006 as we have closed most of the townhomes previously offered for sale in these communities. Home site closings and gross profit increased in the first quarter of 2007 compared with the first quarter of 2006 due primarily to increased closings in SouthWood resulting from our expanding relationships with national and regional homebuilders.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in the first quarter of 2007 as compared to the first quarter of 2006 as a result of a lack of product availability. St. Johns Golf and Country Club is nearing its 2007 completion, while James Island and Hampton Park were completed during 2005. Future home site product will become available in Northeast Florida at RiverTown, with sales expected to begin in the second quarter of 2007.

In our Central Florida communities, the gross profit on single-family home sales decreased to $1.2 million in the first quarter of 2007 from $6.8 million in the first quarter of 2006 due to decreased unit closings resulting primarily from our Florida homebuilding exit and market conditions. The gross profit recognized using percentage-of-completion accounting on multi-family residences decreased significantly in the first quarter of 2007 as compared to the same period in 2006 as the multi-family residences at Artisan Park were substantially completed in 2006 even though 24 units closed in the first quarter of 2007. There was no significant decrease in home site closings and revenue in the first quarter of 2007 compared with the same period in 2006. Townhome closings, revenues and gross profit decreased due to lack of available product.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $6.9 million in the first quarter of 2007 with $8.5 million in related costs, compared to revenues totaling $7.7 million in the first quarter of 2006 with $8.2 million in related costs. The decrease in other revenues was primarily due to the decrease in management fees earned on construction fee projects and management fees earned from joint ventures.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were slightly lower at $11.3 million in the first quarter of 2007 compared to $11.6 million in the first quarter 2006.

We recorded a restructuring charge in our residential real estate segment of $1.3 million in the first quarter of 2007 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $0.5 million related to the write off of capitalized homebuilding costs and $0.8 million related to one-time termination benefits for affected employees.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was approximately $74.0 million, consisting of $36.0 million in cash and approximately $38.0 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. The transaction is expected to generate no material gain or loss beyond an impairment loss of $2.2 million recorded in the first quarter 2007. Proceeds from the transaction in the short-term are to be used to retire debt. The results of Saussy Burbank have been reported as discontinued operations in the three months ended March 31, 2007 and 2006. The results for the period ended March 31, 2007 include an impairment charge of $2.2 million to approximate fair value, less costs to sell, of the proposed sale of Saussy Burbank.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues:
Real estate sales	$45.4	$38.6

Expenses:
Cost of real estate sales	39.9	34.1
Other operating expenses	2.4	2.6
Impairment loss	2.2	—

Total expenses	44.5	36.7
Equity in income of unconsolidated affiliate	0.1	0.1

Pre-tax income from continuing operations	$1.0	$2.0

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office and commercial uses. We sell and develop commercial land and provide development opportunities for national and regional retailers in Northwest Florida. There is interest and activity across our full range of commercial real estate products, including big box retail, community-based retail opportunities and JOE commerce parks. A number of national retailers and commercial developers are noticing Northwest Florida and looking closely at opportunities on JOE land. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects.

In contrast to demand for residential real estate products, demand for Florida commercial real estate in the first quarter of 2007 was strong. The table below sets forth the results of our continuing operations of our commercial real estate segment for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues:
Real estate sales	$5.5	$2.8
Rental revenues	0.1	0.1
Other revenues	—	0.2

Total revenues	5.6	3.1

Expenses:
Cost of real estate sales	3.7	0.7
Cost of rental revenues	0.1	—
Other operating expenses	1.4	2.1
Depreciation and amortization	0.1	0.1

Total expenses	5.3	2.9
Other income	—	0.7

Pre-tax income from continuing operations	$0.3	$0.9

Discontinued operations for the three months ended March 31, 2007 and 2006 include the results of operations of seventeen buildings within our commercial building investment portfolio held for sale and four buildings sold in 2006 as shown in the following table:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues:
Rental revenues	9.7	11.8

Expenses:
Cost of rental revenues	3.9	4.2
Other operating expenses	0.2	0.3
Depreciation and amortization	4.9	6.1

Total expenses	9.0	10.6
Other income (expense)	(1.6)	(1.8)

Pre-tax loss from continuing operations	$(0.9)	$(0.6)

Real Estate Sales.  Land sales for the three month periods ended March 31 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	per Acre	Proceeds	Revenue		on Sales
	(In thousands)				(In millions)

Three Months Ended March 31, 2007:
Northwest Florida	6	13	$146.5	$1.9	$2.3	(a)	$1.1	(a)
Other	3	19	175.3	3.2	3.2		0.7

Total/Average	9	32	$163.3	$5.1	$5.5	(a)	$1.8	(a)

Three Months Ended March 31, 2006:
Northwest Florida	6	14	$151.5	$2.1	$2.8	(b)	$2.1	(b)
Other	—	—	—	—	—		—

Total/Average	6	14	$151.5	$2.1	$2.8	(b)	$2.1	(b)

(a)	Includes deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

(b)	Includes deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.7 million and $0.6 million, respectively.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Overall, the first quarter of 2007 closely resembles 2006 for Northwest Florida with the exception of deferred revenue and gain on sales. Included in the first quarter of 2007 were three sales of parcels outside of Florida considered non-core holdings totaling $3.2 million for a gross profit of $0.7 million.

Rental Operations

On April 30, 2007, we entered into a Purchase and Sale Agreement for the disposition of our seventeen-building office portfolio, containing approximately 2.25 million net rentable square feet, for $383 million. The transaction is currently in a due diligence period and is expected to close in the second quarter of 2007. As of March 31, 2007, the portfolio met the criteria for classification as “assets held for sale” and the operating results of our building portfolio meet the criteria for and have been presented as discontinued operations.

Information on the location and leased percentages for our entire portfolio is in the table below.

	March 31, 2007			March 31, 2006
		Net			Net
	Number of	Rentable	Percentage	Number of	Rentable	Percentage
	Properties	Square Feet	Leased	Properties	Square Feet	Leased

Buildings purchased with tax-deferred proceeds by location:(a)
Florida
Jacksonville	1	136,000	84%	1	136,000	69%
Northwest Florida	3	156,000	100	3	156,000	95
Orlando	2	317,000	96	2	317,000	71
Atlanta	8	1,289,000	76	8	1,289,000	73
Virginia	3	354,000	97	3	354,000	96

Subtotal/Average	17	2,252,000	84%	17	2,252,000	76%

Development property:
Florida
Northwest Florida	2	37,000	96%	2	37,000	93%

Subtotal/Average	2	37,000	96%	2	37,000	93%

Total/Average	19	2,289,000	84%	19	2,289,000	76%

(a)	Classified as “assets held for sale”.

Rural Land Sales

Our rural land sales segment markets for sale large tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses. The rural land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues:
Real estate sales	$46.7	$15.6

Expenses:
Cost of real estate sales	3.7	1.5
Other operating expenses	1.6	3.0
Restructuring charge	1.3	—

Total expenses	6.6	4.5

Other income	0.3	0.3

Pre-tax income from continuing operations	$40.4	$11.4

Rural land sales activity for the three-month periods ended March 31, 2007 and 2006 was as follows:

	Number of	Number of	Average Price	Gross
	Sales	Acres	per Acre	Sales Price	Gross Profit
				(In millions)	(In millions)

Three Months Ended:
March 31, 2007	10	31,295	$1,491	$46.7	$43.0
March 31, 2006	26	5,041	$3,103	$15.6	$14.2

Land sales in the first quarter of 2007 included the sale of 26,943 acres in Liberty and Gadsden counties for $34.5 million, or $1,281 per acre. After analysis of the physical characteristics and location of the land, we determined that it would take a significant amount of time and effort before we would be able to realize a higher and better value on this particular parcel. Land sales in the first quarter of 2006 included a 1,346-acre parcel in Liberty county for $3.7 million, or approximately $2,750 per acre. We continually evaluate the pricing and timing of land sales based upon a careful analysis of the present value of the land.

Since average sales prices per acre vary according to the characteristics of each particular piece of land being sold, our average prices may vary from one period to another.

Forestry

The table below sets forth the results of operations of our forestry segment for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues:
Timber sales	$7.0	$8.5

Expenses:
Cost of timber sales	6.0	5.9
Other operating expenses	0.7	0.6
Depreciation and amortization	0.6	0.8

Total expenses	7.3	7.3

Other income	0.7	0.8

Pre-tax income from continuing operations	$0.4	$2.0

Total revenues for the forestry segment decreased $1.5 million, or 18%, in the first quarter of 2007 compared to 2006. Sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.1 million (167,000 tons) in 2007 and $3.2 million (176,000) in 2006. Sales to other customers totaled $1.8 million (95,000 tons) in 2007 as compared to $3.8 million (174,000 tons) in 2006. The decrease in revenue, tons sold and overall pricing to other customers was due to a temporary plant shutdown at one of our customer locations and general oversupply levels of our existing customers. Revenues from the cypress mill operation were $2.1 million in 2007 and $1.5 million in 2006.

Cost of sales as a percentage of revenues was 86% and 69% in 2007 and 2006, respectively. The resulting decrease in profit margin was due to the decrease in sales price per ton. Cost of sales for the cypress mill operation was $1.8 million, or 86% of revenues in 2007 and $1.3 million, or 87% of revenues in 2006.

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

If our liquidity were not adequate to fund our cash requirements, we would have various alternatives available to change our cash flow, including reducing or eliminating our share repurchase program, reducing or eliminating dividends, changing our capital structure, altering the timing of our development projects and/or selling existing assets. In particular, our dividend and share repurchase programs are contingent upon adequate income and other sources of cash flow including asset sales. In the event that these sources were insufficient to sustain the existing level of dividend payments or share repurchases, if any, we would reduce or eliminate either or both. Based on our current expectations, we believe we will have adequate income and cash flows to sustain our existing level of dividend payments into the foreseeable future.

Cash Flows from Operating Activities

Net cash (used in) operations was ($72.1) million and $(95.1) million in the first three months of 2007 and 2006, respectively. During such periods, expenditures relating to our residential real estate segment were $68.6 million and $165.6 million, respectively. Expenditures for operating properties in the first three months of 2007 and 2006 totaled $3.7 million and $11.5 million, respectively, and were made up of commercial land development and residential club and resort property development.

The expenditures for operating activities relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. Historically, approximately 40% — 50% of these expenditures were for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the completed home. Due to our exit from homebuilding, we expect a significant reduction in construction expenditures related to single-family homes after we finish the homes currently under construction in Florida. Also, as a result of the sale of Saussy Burbank, total expenditures for single-family home construction in the future are expected to decline to an immaterial amount. Residential and commercial site infrastructure development and general amenity construction spending will be determined primarily by market conditions, and multi-family building construction will be dependent on pre-sale requirements being met.

Over the next several years, our need for cash for operations will remain significant as development activity continues. We currently have four new residential communities requiring significant up-front capital investments, and these communities will continue to require significant capital expenditures.

The changes in tax related balance sheet accounts were primarily related to $86.0 million in tax payments related to an IRS settlement for the years 2000 through 2004. We effectively settled with the IRS in March 2007 with regards to contested tax positions. The disposition of our office building portfolio will also require us to make significant payments of taxes over the next twelve months.

Cash Flows from Investing Activities

Net cash (used in) investing activities was $(3.1) million and $(7.2) million in the first three months of 2007 and 2006, respectively.

On April 30, 2007, we entered into a Purchase and Sale Agreement for the disposition of our seventeen-building office portfolio, containing approximately 2.25 million net rentable square feet, for $383 million. The transaction is currently in a due diligence period and is expected to close in the second quarter of 2007. Net proceeds from the transaction will be used to pay taxes and initially pay down debt.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $70.8 million and $(20.9) million in the first three months of 2007 and 2006, respectively. At March 31, 2007, we had approximately $310.1 million of debt maturing in less than one year. We used the cash proceeds from the sale of our mid-Atlantic homebuilding operations to pay down debt. We also expect to use a portion of the net proceeds from the sale of our office portfolio to pay down debt. Assuming the portfolio sale is completed, we expect our debt levels to decrease during the next twelve months. We expect to spend $50 million to $100 million for dividend payments and the repurchase of shares during 2007. We continue to remain committed to making distributions to our shareholders, primarily through the dividend program, and on a secondary level through our share repurchase program when facts and circumstances warrant.

Our $250 million senior revolving credit facility was increased to $500 million in February 2007 (the “Credit Facility”). The Credit Facility, which matures in July 2009, bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%. The Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. The balance outstanding at March 31, 2007 was $210.0 million and at December 31, 2006 was $60.0 million. Management believes that we were in compliance with the covenants of the Credit Facility at March 31, 2007. Proceeds from the increased Credit Facility have been and will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

Senior notes issued in private placements had an outstanding principal amount of $240.0 million at March 31, 2007 and $307.0 million at December 31, 2006. During the first quarter 2007, we paid $67.0 million related to our Series B 2002 notes, which matured on February 7, 2007. These senior notes have financial performance covenants similar to those in the Credit Facility.

The proceeds of the senior notes were used to finance development and construction projects, as well as for general corporate purposes.

We have used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $47.9 million and $43.1 million related to CDD bonds as of March 31, 2007 and December 31, 2006, respectively.

Through March 31, 2007, our Board of Directors had authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at March 31, 2007. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program to March 31, 2007, the Company

repurchased from shareholders 27,945,611 shares. During the three month period ended March 31, 2007, we did not repurchase shares from shareholders compared to 417,300 shares repurchased in the first quarter of 2006.

Executives have surrendered a total of 2,257,738 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. During the three month period ended March 31, 2007 and 2006, executives surrendered a total of 4,179 and 4,139 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Off-Balance Sheet Arrangements

We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments

We had debt obligations of $716.0 million and $627.0 million outstanding at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, we had $310.1 million of debt which is due in less than one year. The increase primarily related to increased borrowings against our Credit Facility.

There have been no other material changes to our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2006, during the first three months of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, the balance outstanding under our Credit Facility was $210.0 million. This debt accrues interest at different rates based on the timing of the loan contracts under the facility and our preferences, but generally will be based on either one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of each contract. The debt potentially subjects us to interest rate risk relating to the change in LIBOR rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. If LIBOR had been 100 basis points higher or lower throughout the three months ended March 31, 2007, the effect on net income over the same time period with respect to interest expense on the Credit Facility would have been a respective decrease or increase in the amount of $0.6 million pre-tax ($0.4 million net of tax).

There have been no other material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2006, during the first three months of 2007.

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

(b) Changes in Internal Controls.  During the quarter ended March 31, 2007, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8, Contingencies.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				(c)	(d)
				Total Number of	Maximum Dollar
				Shares Purchased	Amount that
	(a)		(b)	as Part of Publicly	May Yet Be
	Total Number		Average	Announced Plans	Purchased Under
	of Shares		Price Paid	or Programs	the Plans or
Period	Purchased		per Share	(1)	Programs
					(In thousands)

Month Ended January 31, 2007	—		$—	—	$103,793
Month Ended February 28, 2007	2,220	(2)	$55.03	—	$103,793
Month Ended March 31, 2007	1,959	(2)	$55.25	—	$103,793

(1)	For a description of our Stock Repurchase Program, see Part I, Item 2, “Liquidity and Capital Resources — Cash Flows from Financing Activities.”

(2)	Shares surrendered to the Company by executives as payment for taxes due on exercised stock options and/or taxes due on vested restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-k dated December 14, 2004).
10.1	Purchase and Sale Agreement and Letter Agreement, each dated as of April 30, 2007 by and among the registrant, certain subsidiaries of the registrant and Eola Capital, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated April 30, 2007).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date:  May 9, 2007
/s/  Peter S. Rummell
Peter S. Rummell
Chairman and Chief Executive Officer

Date:  May 9, 2007
/s/  Michael N. Regan
Michael N. Regan
Chief Financial Officer