Form 10-Q
period 2007-06-30
ST JOE CO
filed 2007-08-09
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 30, 2007, there were 104,504,508 shares of common stock, no par value, issued and 74,400,297 outstanding, with 30,104,211 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Investment in real estate	$887,632	$1,213,562
Cash and cash equivalents	20,187	36,935
Accounts receivable, net	13,631	25,839
Notes receivable	112,951	26,029
Prepaid pension asset	102,961	100,867
Property, plant and equipment, net	42,489	44,593
Goodwill, net	26,287	35,233
Other intangible assets, net	2,645	32,669
Other assets	31,626	44,668
Assets held for sale	93,868	—

	$1,334,277	$1,560,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Debt	$428,526	$627,056
Accounts payable	97,909	117,131
Accrued liabilities	73,041	123,496
Income tax payable	72,937	9,984
Deferred income taxes	102,283	211,115
Liabilities associated with assets held for sale	60,384	—

Total liabilities	835,080	1,088,782
Minority interest in consolidated subsidiaries	7,378	10,533
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 104,498,861 and 104,372,697 issued at June 30, 2007 and December 31, 2006, respectively	317,421	308,060
Retained earnings	1,099,576	1,078,312
Accumulated other comprehensive income	(688)	(1,033)
Treasury stock at cost, 30,104,211 and 30,100,032 shares held at June 30, 2007 and December 31, 2006, respectively	(924,490)	(924,259)

Total stockholders’ equity	491,819	461,080

	$1,334,277	$1,560,395

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Real estate sales	$89,423	$120,207	$171,785	$220,703
Rental revenues	1,723	1,320	2,912	2,377
Timber sales	9,458	7,829	16,427	16,317
Other revenues	12,811	12,471	19,445	20,093

Total revenues	113,415	141,827	210,569	259,490

Expenses:
Cost of real estate sales	66,456	63,238	92,913	122,801
Cost of rental revenues	1,456	960	2,596	1,797
Cost of timber sales	7,240	6,357	13,189	12,218
Cost of other revenues	11,401	12,093	19,438	20,049
Other operating expenses	16,454	15,717	31,458	33,084
Corporate expense, net	9,169	13,636	17,062	29,315
Depreciation and amortization	4,638	5,091	9,670	9,941
Restructuring charge	(161)	—	2,996	—

Total expenses	116,653	117,092	189,322	229,205

Operating profit (loss)	(3,238)	24,735	21,247	30,285

Other income (expense):
Investment income, net	1,399	1,074	2,673	2,922
Interest expense	(6,474)	(3,141)	(11,174)	(5,013)
Other, net	500	1,949	4,700	300
Gain on disposition of assets	7,633	—	7,633	—

Total other income (expense)	3,058	(118)	3,832	(1,791)

Income (loss) from continuing operations before equity in income of unconsolidated affiliates, income taxes, and minority interest	(180)	24,617	25,079	28,494
Equity in income of unconsolidated affiliates	51	2,664	958	5,424
Income tax expense (benefit)	(139)	9,803	6,174	11,622

Income from continuing operations before minority interest	10	17,478	19,863	22,296
Minority interest	371	2,733	754	4,877

Income (loss) from continuing operations	(361)	14,745	19,109	17,419

Discontinued operations:
Income from discontinued operations (net of income tax expense of $1,415, $906, $1,544 and $1,526, respectively)	2,344	1,511	2,557	2,543
Gain on sales of discontinued operations (net of income tax expense of $14,090, $1,637, $14,090 and $1,637, respectively)	23,335	2,728	23,335	2,728

Income from discontinued operations	25,679	4,239	25,892	5,271

Net income	$25,318	$18,984	$45,001	$22,690

EARNINGS PER SHARE
Basic
Income (loss) from continuing operations	$—	$0.20	$0.26	$0.23
Income from discontinued operations	$0.34	$0.05	$0.35	$0.07

Net income	$0.34	$0.25	$0.61	$0.30

Diluted
Income (loss) from continuing operations	$—	$0.20	$0.26	$0.23
Income from discontinued operations	$0.34	$0.05	$0.34	$0.07

Net income	$0.34	$0.25	$0.60	$0.30

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive
	Shares	Amount	Earnings	Income (loss)	Treasury Stock	Total

Balance at December 31, 2006	74,272,665	$308,060	$1,078,312	$(1,033)	$(924,259)	$461,080

Net income	—	—	45,001	—	—	45,001
Amortization of pension and postretirement benefit costs, net of tax	—	—	—	345	—	345

Comprehensive income						45,346
Issuances of restricted stock	113,333	—	—	—	—	—
Forfeitures of restricted stock	(104,994)	—	—	—	—	—
Dividends ($0.32 per share)	—	—	(23,737)	—	—	(23,737)
Issuances of common stock	117,825	3,524	—	—	—	3,524
Excess tax benefit on options exercised and vested restricted stock	—	979	—	—	—	979
Amortization of stock- based compensation	—	4,858	—	—	—	4,858
Purchases of treasury shares	(4,179)	—	—	—	(231)	(231)

Balance at June 30, 2007	74,394,650	$317,421	$1,099,576	$(688)	$(924,490)	$491,819

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$45,001	$22,690
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,011	20,276
Stock-based compensation	4,858	9,330
Minority interest in income	754	4,877
Equity in income of unconsolidated affiliates	(1,160)	(5,583)
Distributions of income from unconsolidated affiliates	710	5,705
Deferred income tax benefit	(108,488)	(58,054)
Impairment losses	2,196	—
Cost of operating properties sold	99,682	193,472
Expenditures for operating properties	(127,910)	(349,294)
Write-off of capitalized home building costs	705	—
Gains on dispositions of assets	(45,053)	(4,365)
Changes in operating assets and liabilities:
Accounts receivable	12,215	(1,573)
Notes receivable and other assets	(12,301)	866
Accounts payable and accrued liabilities	(68,391)	(1,111)
Income taxes payable	62,953	23,157

Net cash used in operating activities	(120,218)	(139,607)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,693)	(2,188)
Purchases of investments in real estate	(13,315)	(3,954)
Purchases of short-term investments, net of maturities and redemptions	—	(7)
Contributions to investments in unconsolidated affiliates	(496)	(1,046)
Proceeds from sale of discontinued operations	307,126	17,275
Maturities and redemptions of investments, held to maturity	12	—

Net cash provided by investing activities	287,634	10,080

Cash flows from financing activities:
Net (payments) borrowings from revolving credit agreements	(40,000)	50,000
Proceeds from other long-term debt	—	26
Repayments of other long-term debt	(120,790)	(4,630)
Distributions to minority interests	(3,909)	(5,989)
Proceeds from exercises of stock options	3,524	1,723
Dividends paid to stockholders	(23,737)	(23,931)
Excess tax benefits from stock-based compensation	979	644
Treasury stock purchases	(231)	(47,429)

Net cash used in financing activities	(184,164)	(29,586)

Net decrease in cash and cash equivalents	(16,748)	(159,113)
Cash and cash equivalents at beginning of period	36,935	202,605

Cash and cash equivalents at end of period	$20,187	$43,492

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the three and six month periods ended June 30, 2007 and cash flows for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006 balance sheet amounts have been derived from our December 31, 2006 audited financial statements.

During 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans — An Amendment of SFAS Statements No. 87, 88, 106 and 132R (“SFAS 158”). The adoption of SFAS 158 at December 31, 2006 resulted in the Company recording a $(1.0) million transition adjustment to comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity. The transition adjustment was presented as a reduction to comprehensive income which totaled $50.0 million. The Company will revise and remove the transition adjustment from comprehensive income on the Consolidated Statements of Changes in Stockholders’ Equity for 2006 in the Company’s Form 10-K for the year ended December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Presented below are the per share weighted-average fair value of stock options granted during the six months ended June 30, 2007, using the Black Scholes option-pricing model, along with the assumptions used.

	2007	2006

Per share weighted-average fair value	$17.35	(1)
Expected dividend yield	1.11% -1.18%	(1)
Risk free interest rate	4.59% - 4.88%	(1)
Weighted average expected volatility	22.65% - 22.90%	(1)
Expected life (in years)	7	(1)

(1)	No options were granted in the six month period ended June 30, 2006.

Total stock-based compensation recognized on the consolidated statements of income for the three month and six month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock option expense	$618	$892	$971	$1,885
Restricted stock expense	2,256	3,846	3,888	7,445
Employee stock purchase plan expense	48	71	58	120

Total	$2,922	$4,809	$4,917	$9,450

The total income tax benefit recognized on the consolidated statements of income for stock-based compensation arrangements was $1.1 million and $1.9 million for the three and six month periods ended June 30, 2007, respectively, and $1.9 million and $3.7 million for the three and six month periods ended June 30, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of option activity outstanding under the stock option program for the six months ended June 30, 2007:

	Number of	Weighted Average
	Options	Exercise Price

Balance at December 31, 2006	780,909	$32.42
Granted	112,101	55.00
Forfeited	(38,246)	46.31
Exercised	(117,825)	29.90

Balance at June 30, 2007	736,939	$35.54

The total intrinsic value of options exercised was $0.7 million and $3.0 million during the three and six month periods ended June 30, 2007, respectively, and $0.2 million and $1.9 million during the three and six month periods ended June 30, 2006, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at June 30, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

64,220	2 years	$15.96-$23.94	$18.56
461,575	5 years	$23.95-$35.91	$29.78
20,300	7 years	$35.92-$53.86	$39.96
190,844	10 years	$53.87-$57.63	$54.70

736,939	6 years	$15.96-$57.63	$35.54

The following table presents information regarding options exercisable at June 30, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

64,220	2 years	$15.96-$23.94	$18.56
417,400	5 years	$23.95-$35.91	$29.47
13,050	7 years	$35.92-$53.86	$39.82

494,670	5 years	$15.96-$53.86	$28.33

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $8.0 million and $9.0 million, respectively. In computing compensation expense from share based payments as of June 30, 2007, the Company has estimated that of the 242,269 unvested options outstanding, 191,393 options are expected to vest. The aggregate intrinsic value of such options expected to vest was $0.5 million at June 30, 2007. The intrinsic value is calculated as the difference between the market value as of June 30, 2007 and the grant date fair value. The closing price as of June 30, 2007 was $46.34 per share as reported by the New York Stock Exchange.

Cash received for strike prices from options exercised under stock-based payment arrangements for the six month periods ended June 30, 2007 and 2006 was $3.5 million and $1.7 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled $1.1 million and $0.7 million for the six month period ended June 30, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of non-vested restricted stock activity outstanding for the six months ended June 30, 2007:

		Weighted Average
	Number of	Grant Date Fair
Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2006	622,346	$46.20
Granted	113,333	54.74
Forfeited	(104,994)	53.86
Vested	(30,515)	56.87

Balance at June 30, 2007	600,170	$45.93

The total fair value of restricted stock that vested was $0.9 million and $1.7 million for the three and six month periods ended June 30, 2007, respectively, and $0.9 million and $2.0 million for the three and six month periods ended June 30, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost over the requisite service period.

As of June 30, 2007, there was $15.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $3.3 million related to stock option grants and $12.3 million of non-vested restricted stock which will be recognized over a weighted average period of four years.

Employee Stock Purchase Plan

In November 1999, the Company implemented an employee stock purchase plan whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount from the fair market value of its common stock at each month end, with an annual limit of $25,000 in purchases per employee.

Earnings Per Share

Earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS assumes weighted average options have been exercised to purchase 213,367 and 321,247 shares of common stock in the three months ended June 30, 2007 and 2006, respectively, and that 311,266 and 622,281 shares of non-vested restricted stock were included as of June 30, 2007 and 2006, respectively, using the treasury stock method. Diluted EPS assumes weighted average options have been exercised to purchase 219,938 and 331,491 shares of common stock in the six months ended June 30, 2007 and 2006, respectively, and that 326,534 and 755,006 shares of non-vested restricted stock were included as of June 30, 2007 and 2006, respectively, using the treasury stock method.

Through June 30, 2007, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through June 30, 2007. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to June 30, 2007, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,257,738 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,203,349 acquired shares. During the six month period ended June 30, 2007, the Company did not repurchase shares from shareholders. During the six month period ended June 30, 2006, the Company repurchased 900,100 shares from shareholders. During the six month periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2007 and 2006, executives surrendered a total of 4,179 and 4,596 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the six month periods ended June 30, 2007 and 2006 were 117,825 and 59,551 shares, respectively.

Weighted average basic and diluted shares, taking into consideration shares issued, weighted average unvested restricted shares, weighted average options used in calculating EPS and treasury shares repurchased, for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic	73,777,169	73,826,233	73,733,328	73,905,062
Diluted	74,301,802	74,540,823	74,279,799	74,740,791

Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30 is as follows (in millions):

	2007	2006

Interest paid	$21.7	$16.6
Income taxes paid (net of refunds)	105.9	49.0
Capitalized interest	5.1	8.2

The Company’s non-cash activities for the six months ended June 30 are as follows (in millions):

	2007	2006

Issuance of restricted stock	$0.5	$0.8
Net increase in Community Development District Debt	18.7	15.1
Extinguishment of debt in connection with joint venture	—	(10.7)
Increase of note payable on land purchase	1.6	1.1
Increase of notes receivable on land sale and sale of subsidiary(1)	86.7	—

(1)	Amount includes notes receivable totaling $46.4 million issued in connection with sale of approximately 33,000 acres of timber land in southwest Georgia and $40.3 million note receivable in connection with the sale of Saussy Burbank.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring

During late 2006 and early 2007, the Company implemented certain corporate organizational changes designed to position the Company for the years ahead. The Company announced that it was exiting the Florida homebuilding business to focus on maximizing the value of its landholdings through place making. The Company also eliminated certain redundancies among its field and corporate operations, and put in place a regional management structure to oversee its various product lines. The charges associated with the restructuring and reorganization program (“program”) by segment that are included in the restructuring charge for the six months ended June 30, 2007 were as follows (in millions):

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Write-off of capitalized homebuilding costs	$0.7	$—	$—	$—	$—	$0.7
One-time termination benefits to employees	0.4	0.1	1.3	—	0.5	2.3

Total restructuring charges, pretax	$1.1	$0.1	$1.3	$—	$0.5	$3.0

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the program.

Cumulative charges related to the program as of June 30, 2007 were as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Write-off of capitalized homebuilding costs	$10.0	$—	$—	$—	$—	$10.0
One-time termination benefits to employees	3.4	0.2	1.5	—	1.3	6.4

Total restructuring charges, pretax	$13.4	$0.2	$1.5	$—	$1.3	$16.4

At June 30, 2007, the accrued liability associated with the program consisted of the following:

	Balance at				Balance at
	December 31,	Costs	Non-cash		June 30,	Due within	Due after
	2006	Accrued	Adjustments	Payments	2007	12 months	12 months

Write-off of capitalized homebuilding costs	$—	$0.7	$(0.7)	$—	$—	$—	$—
One-time termination benefits to employees	$1.3	2.3	—	(2.9)	0.7	0.7	—

Total	$1.3	$3.0	$(0.7)	$(2.9)	$0.7	$0.7	$—

Dispositions of Assets

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. On June 20, 2007, the Company closed on the sale of 15 of the 17 properties in the office building portfolio for a cash price of $277.5 million. In the aggregate, the transaction resulted in a pre-tax gain of $48.6 million, of which the Company realized $45.3 million, net of a deferred gain of $3.3 million on a sale leaseback arrangement with three of the properties. Income from and the gain associated with these three properties has been included in continuing operations. The income/loss from and gain on the remaining 12 buildings of the office building portfolio are reflected in discontinued operations below. The sale of one of the remaining two office buildings closed on August 7, 2007 and the sale of the final office building is also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated to close in the third quarter of 2007. The related assets and liabilities of the two remaining buildings have been classified as “held for sale” at June 30, 2007 as all of the criteria under the applicable accounting literature have been met.

Building sales included in discontinued operations for 2006 also include the operating results of Nextel II sold on December 20, 2006, One Crescent Ridge sold on September 29, 2006, and Prestige Place One & Two sold on June 28, 2006. The sale of Prestige Place One & Two resulted in a pre-tax gain of $4.4 million.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

Discontinued operations presented on the Consolidated Statements of Income included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Commercial Buildings:
Aggregate revenues	$8,026	$9,960	$16,918	$21,088

Pre-tax income (loss)	2,926	(809)	2,166	(1,138)
Pre-tax gain on sale	37,633	4,365	37,633	4,365
Income taxes	15,270	1,333	14,984	1,210

Income from discontinued operations	$25,289	$2,223	$24,815	$2,017

Saussy Burbank:
Aggregate revenues	$11,235	$43,517	$56,679	$82,080

Pre-tax income (loss)	832	3,226	1,934	5,207
Pre-tax gain (loss) on sale	(207)	—	(207)	—
Income taxes	235	1,210	650	1,953

Income from discontinued operations	$390	$2,016	$1,077	$3,254

Total income from discontinued operations	$25,679	$4,239	$25,892	$5,271

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At June 30, 2007, the carrying amount of the minority interest in Artisan Park was $7.4 million, which approximated fair market value. The Company has no other material financial instruments that are affected by SFAS 150.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investment in Real Estate

Real estate by segment includes the following (in thousands):

	June 30, 2007	December 31, 2006

Operating property:
Residential real estate	$123,054	$104,341
Commercial real estate	9,356	9,366
Rural land sales	139	197
Forestry	89,946	135,932
Other	247	61

Total operating property	222,742	249,897

Development property:
Residential real estate	604,293	623,483
Commercial real estate	56,470	56,669
Rural land sales	7,795	7,996
Other	351	294

Total development property	668,909	688,442

Investment property:
Commercial real estate	1,789	311,362
Rural land sales	293	412
Forestry	1,495	1,372
Other	5,979	7,645

Total investment property	9,556	320,791

Investment in unconsolidated affiliates:
Residential real estate	10,352	9,406

Total real estate investments	911,559	1,268,536
Less: Accumulated depreciation	23,927	54,974

Investment in real estate investments	$887,632	$1,213,562

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

Depreciation expense from continuing operations reported on real estate was approximately $4.6 million in the six months ended June 30, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Debt

Debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006

Senior revolving credit agreement	$20,000	$60,000
Senior notes	240,000	307,000
Debt secured by certain commercial and residential property	64,526	156,056
Bridge loan	100,000	100,000
Various secured and unsecured notes payable	4,000	4,000

Total debt	$428,526	$627,056

Included at December 31, 2006 was $111.8 million of mortgage debt related to our office building portfolio. Such debt is included under the caption “Liabilities associated with assets held for sale” in the amount of $58.0 million as of June 30, 2007.

The aggregate maturities of debt subsequent to June 30, 2007 are as follows (in millions):

2007	$120.0
2008	4.0
2009	26.1
2010	35.9
2011	10.0
Thereafter	232.5

Total	$428.5

In February 2007, the Company increased the size of its revolving credit facility to $500 million (the “Credit Facility”). None of the material terms of the Credit Facility were changed in connection with the expansion. Proceeds from the increased Credit Facility will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

In June 2007, the Company amended its Credit Facility to favorably adjust the financial covenant addressing the fixed charge coverage ratio. In July 2007, the Company also entered into amendments to its 2002 and 2005 senior notes making the same adjustments to their fixed charge covenants.

5.	Employee Benefit Plans

A summary of the net periodic pension (credit) expense follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Service cost	$1,059	$1,225	$2,118	2,450
Interest cost	2,073	2,190	4,146	4,380
Expected return on assets	(4,246)	(4,657)	(8,493)	(9,315)
Prior service costs	171	180	342	360
Curtailment charge	—	—	135	—

Total pension (credit) expense	$(943)	$(1,062)	$(1,752)	$(2,125)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.

The Company had approximately $128.3 million of total unrecognized tax benefits as of January 1, 2007. Of this total, approximately $41.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. In addition, the Company has accrued approximately $11.3 million (net of tax benefit) in interest at January 1, 2007. There were no penalties required to be accrued at January 1, 2007. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The Internal Revenue Service (IRS) recently examined the federal income tax returns of the Company for the years 2000 through 2004. At the end of March 2007, the Company effectively settled its contested tax positions with the IRS. This settlement will result in an additional amount owed for 2000 through 2004 tax years of approximately $83.2 million, for which the Company had previously reserved under SFAS 109 and SFAS 5. This amount includes estimated interest of approximately $16.7 million (before tax benefit). This settlement with the IRS resulted in an income tax benefit during the six months ended June 30, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. Since the information about the settlement with the IRS was not available at the implementation date of FIN 48 or at the time of filing of the Company’s Form 10-K for 2006, the effect has been recognized in net income for the six month period ended June 30, 2007 and not reflected in a cumulative effect adjustment upon the adoption of FIN 48. Tax years 2005 and 2006 remain subject to examination. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

7.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells home sites and, to a now lesser extent due to the Company’s exit from homebuilding, homes and manages residential communities. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood. timber and other forest products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment follows (in thousands). Amounts provided for the three-month and six-month periods ended June 30, 2007 and 2006 have been adjusted as a result of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating Revenues:
Residential real estate	$44,494	$101,383	$81,504	$191,120
Commercial real estate	6,566	6,195	13,074	10,000
Rural land sales	52,908	26,427	99,584	42,069
Forestry	9,447	7,822	16,407	16,301

Consolidated operating revenues	$113,415	$141,827	$210,569	$259,490

Income (loss) from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(816)	$17,203	$(6,217)	$27,407
Commercial real estate	8,373	1,692	8,435	2,244
Rural land sales	7,170	22,114	47,542	33,517
Forestry	1,449	948	1,890	2,983
Other	(16,356)	(17,340)	(26,571)	(37,657)

Consolidated income (loss) from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$(180)	$24,617	$25,079	$28,494

	June 30, 2007	December 31, 2006

Total Assets:
Residential real estate	$856,629	$838,773
Commercial real estate	70,068	389,840
Rural land sales	60,275	30,907
Forestry	104,338	149,323
Corporate	149,099	151,552
Assets held for sale	93,868	—

Total Assets	$1,334,277	$1,560,395

Total assets held for sale at June 30, 2007 were formerly in the commercial real estate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities held for sale at June 30, 2007 included in the Company’s consolidated balance sheet were as follows:

June 30, 2007

Assets held for sale:
Investment in real estate	$74,387
Intangible assets	13,792
Other assets	5,689

Total assets held for sale	$93,868

Liabilities associated with assets held for sale:
Accrued liabilities	2,340
Debt	58,044

Total liabilities associated with assets held for sale	$60,384

8.	Contingencies

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company has established estimated accruals for its various litigation matters which meet the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. However, it is possible that the actual amounts of liabilities resulting from such matters could exceed such accruals by several million dollars.

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation, property damage, group health insurance provided to employees and other types of insurance.

At June 30, 2007 and December 31, 2006, the Company was party to surety bonds of $47.4 million and $64.3 million, respectively, and standby letters of credit in the amounts of $21.5 million and $25.0 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At June 30, 2007 and December 31, 2006, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company separately funded the costs of remediation, which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. We expect the remaining balance held in escrow to be released to the Company in the fourth quarter of 2007. The release of escrow funds will not have any effect on our earnings.

The Company’s former paper mill site in Gulf County and certain adjacent property are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Protection. The paper mill site has been assessed and has been rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The Company is in the process of rehabilitating the adjacent property in accordance with these agreements. Management does not believe the liability for any remaining required rehabilitation on these properties will be material.

Other proceedings involving environmental matters are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $3.4 million as of June 30, 2007 and December 31, 2006.

9.	Subsequent Event

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. On June 20, 2007, the Company closed on the sale of 15 of the 17 properties in the office building portfolio for a cash price of $277.5 million as previously described. The sale of one of the remaining two office buildings closed on August 7, 2007 for $56.0 million. The sale of the final office building is expected to close in the third quarter of 2007 for $44.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The St. Joe Company is one of the largest real estate development companies in Florida. We believe we have one of the largest inventories of private land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low cost basis. In order to optimize the value of these core real estate assets, we seek to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets through the entitlement, development and subsequent sale of residential and commercial parcels, home sites and housing units, or through the direct sale of unimproved land.

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

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office and industrial uses.

Our rural land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of rural land with limited development.

Our forestry segment generates revenues from:

•	the sale of pulpwood and timber; and

•	the sale of forest products.

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

During the third quarter 2006, we announced that we are exiting the Florida homebuilding business to focus on master-planning, entitlements and maximizing the value of our landholdings through place making. Under our Florida homebuilding exit plan, our internal homebuilding operations will wind down by mid-2008.

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

Forward-Looking Statements

We make forward-looking statements in this Report, particularly in the Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	future residential and commercial entitlements;

•	expected development timetables and projected timing for sales or closings of housing units or home sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land or building sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including homebuilders;

•	the pace at which we release new products for sale;

•	comparisons to historical projects;

•	the amount of dividends we pay; and

•	the number or dollar amount of shares of Company stock which may be purchased under our existing or future share-repurchase program.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	changes in perceptions or conditions in the national real estate market or the real estate markets in the states and regions in which we operate;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	changes in interest rates and the performance of the financial markets;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices or availability of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay County, which is dependent on various regulatory approvals and permits and the availability of adequate funding;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida, particularly in coastal areas;

•	changes in real estate property taxes in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in these policies during the first six months of 2007, except for changes related to the accounting for income taxes, as described below.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

In September 2006, the SEC Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FAS No. 66 for the Sale of Condominiums (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of SFAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of FAS 66. EITF 06-8 is effective for our fiscal year beginning January 1, 2008. We have not yet assessed the impact of EITF 06-8 on our consolidated financial statements, but we believe that we will be required, in most cases, to collect additional deposits from buyers in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of EITF 06-8, we would be required to recognize revenue using the deposit method, which would delay revenue recognition until consummation of the sale.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

We adopted FIN 48 as of the beginning of our 2007 fiscal year. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”), amending FIN 48 and clarifying how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

In June 2007, the EITF reached a consensus regarding EITF Issue No. 06-11 — Accounting for Income Tax Benefits of Dividends on Share — Based Payment Awards (“EITF 06-11”). EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact of EITF 06-11 on our consolidated financial statements.

Results of Operations

Net income increased $6.3 million to $25.3 million, or $.34 per diluted share, in the second quarter of 2007, compared to $19.0 million, or $0.25 per diluted share, for the second quarter of 2006. We had a loss from continuing operations, net of taxes, for the second quarter of 2007 of ($0.4) million, or less than ($0.01) per share, which was offset by after tax income from discontinued operations of $25.7 million, or $0.34 per share, primarily related to the sale of our office building portfolio. This compares to income from continuing operations, net of taxes, for the second quarter of 2006 of $14.7 million, or $0.20 per share. Net income for the first half of 2007 was $45.0 million, or $0.60 per share, compared to $22.7 million, or $0.30 per share, for the first half of 2006. Results for the three month and six month periods ended June 30, 2007 and 2006 reported in discontinued operations include the operating results of 14 buildings in our commercial building portfolio, the operations of our North Carolina based residential homebuilding business, Saussy Burbank, and the operations of four commercial buildings sold in 2006.

In both our Earnings Release issued on July 31, 2007 and in the accompanying consolidated statements of income, we reported net income of $0.34 and $0.61 per fully diluted share for the three months and six months ended June 30, 2007, respectively. After further analysis, we have determined that we are required to reflect the income from and gains on three of the 15 buildings of our office building portfolio sold during the three months ended June 30, 2007 as “continuing operations” rather than “discontinued operations”, due to the significance of expected cash outflows in the form of rent payments that we will continue to recognize. As a result, the results of continuing and discontinued operations reflected in the accompanying consolidated statements of income differ from those reported in the July 31 Earnings Release.

The income from and gains on those three properties for the three and six month periods ended June 30, 2007 which are reflected in income from continuing operations in the accompanying consolidated statements of income are $7.9 million and $7.6 million, respectively. The loss from those three properties for the three month and six month periods ended June 30, 2006 was ($0.2) million and ($0.6) million, respectively. In the July 31, 2007 Earnings Release, the above amounts were reflected, net of tax, in discontinued operations and on a per diluted share basis represented $.07 and $.07 for the three months and six months ended June 30, 2007 and less than $0.01 per share for the three months and six months ended June 30, 2006. Those same per diluted share amounts are now reflected in income from continuing operations in the respective periods.

The income from the two buildings remaining to close in the third quarter of 2007, and the income and gain on the 12 buildings sold during the second quarter of 2007 are reflected as discontinued operations as more fully described in Note 2 of our consolidated financial statements.

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales, and forestry. Real estate sales are generated from sales of home sites and housing units, parcels of developed and undeveloped land, and commercial buildings which are not reported as discontinued operations. Rental revenue is generated primarily from lease income related to our marina operations and from the 3 buildings sold as part of our office building portfolio. Timber sales are generated from the forestry segment. Other revenues are primarily club operations and management fees from the residential real estate segment.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Difference	% Change	2007	2006	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$89.4	$120.2	$(30.8)	(26)%	$171.8	$220.7	$(48.9)	(22)%
Rental revenues	1.7	1.3	0.4	31	2.9	2.4	0.5	21
Timber sales	9.5	7.8	1.7	22	16.4	16.3	0.1	1
Other revenues	12.8	12.5	0.3	2	19.4	20.1	(0.7)	(3)

Total	113.4	141.8	(28.4)	(20)	210.5	259.5	(49.0)	(19)

Expenses:
Cost of real estate sales	66.4	63.2	3.2	5	92.9	122.8	(29.9)	(24)
Cost of rental revenues	1.5	1.0	0.5	50	2.6	1.8	0.8	44
Cost of timber sales	7.2	6.4	0.8	13	13.2	12.2	1.0	8
Cost of other revenues	11.4	12.1	(0.7)	(6)	19.4	20.0	(0.6)	(3)
Other operating expenses	16.4	15.7	0.7	4	31.4	33.0	(1.6)	(5)

Total	$102.9	$98.4	$4.5	5%	$159.5	$189.8	$(30.3)	(16)%

The decreases in revenues from real estate sales for the three month and six month periods ended June 30, 2007 compared to 2006 were primarily due to lower sales in the residential real estate segment. Timber sales and cost of timber sales increased in the second quarter of 2007 compared to 2006, primarily due to increased volume levels. The increase in other revenues for the second quarter of June 30, 2007 compared to 2006 was primarily due to increased resort activities in the residential real estate segment. Cost of real estate sales increased during the second quarter of 2007 compared to 2006 primarily due to the sales of tracts of land with a higher cost basis in our rural land sales segment. Cost of real estate sales decreased during the six months ended June 30, 2007 compared to 2006 primarily due to overall lower sales in the residential real estate segment. Other operating expenses increased during the second quarter of 2007 compared to 2006 primarily due to an increase in corporate support service cost allocations and less capitalized costs due to our exit from homebuilding. Other operating expenses decreased during the six months ended June 30, 2007 compared to 2006 primarily due to lower administrative costs subsequent to the restructuring in our rural land sales segment. For further discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, decreased $4.4 million, or 32%, to $9.2 million in the second quarter of 2007, from $13.6 million in the second quarter of 2006. Corporate expense decreased $12.2 million, or 42%, to $17.1 million in the first six months of 2007, from $29.3 million in the first six months of 2006. The decreases in corporate expense were primarily due to decreases in total stock compensation costs of $2.4 million and $6.3 million for the three and six month periods ended June 30, 2007, respectively. Total stock compensation decreased because the 2006 periods included the accelerated amortization of restricted stock related to the retirement of our former President / COO, and there were fewer overall stock compensation program participants and outstanding stock options in 2007. Other general and administrative expenses decreased approximately $2.0 million and $5.9 million for the three and six month periods ended June 30, 2007 and 2006, respectively. The decrease in both cases was primarily a result of an increase in corporate support service expenses charged to other business segments, reduced insurance expenses, completion of our 2006 marketing program and overall cost savings initiatives.

Restructuring charge.  We recorded a restructuring (benefit) charge of $(0.2) million and $3.0 million in the three month and six month periods ended June 30, 2007, respectively, in connection with our exit from the Florida homebuilding business and corporate reorganization. The year to date charge included $0.7 million related to the write-off of capitalized homebuilding costs and $2.3 million related to one-time termination benefits.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense and other income. Total other income (expense) was $(4.6) million and $(0.1) million for the three-month periods ended June 30, 2007 and 2006, respectively, and $(3.8) million and $(1.8) million for the six-month periods ended June 30, 2007 and 2006, respectively. Interest expense increased $3.3 million and $6.2 million during the three and six month periods ended June 30, 2007 and 2006, respectively, primarily as a result of an increase in average borrowings in 2007 as well as less capitalized interest. Other income, net decreased $1.4 million and increased $4.4 million during the three and six month periods ended June 30, 2007, respectively. The year to date increase is primarily a result of a receipt of a $3.5 million insurance settlement relating to the defense of an outstanding litigation matter in the first quarter of 2007 and $2.5 million of litigation expense included in the first quarter of 2006.

Gain on disposition of assets.  Gain on disposition of assets was $7.6 million and represents the gain associated with three of the 15 buildings sold as part of our office building portfolio.

Equity in income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income of unconsolidated affiliates decreased $2.6 million and $4.5 million in the three month and six month periods ended June 30, 2007, respectively. The decrease was primarily due to lower earnings from our investments in residential joint ventures, Rivercrest and Paseos, which are nearing build out.

Income tax expense.  Income tax expense, including income tax on discontinued operations, totaled $15.4 million and $12.3 million for the three month periods ended June 30, 2007 and 2006, respectively, and $21.8 million and $14.8 million for the six month periods ended June 30, 2007 and 2006, respectively. Our effective tax rates were 38% and 39% for the three month periods ended June 30, 2007 and 2006, respectively, and 33% and 39% for the six month periods ended June 30, 2007 and 2006, respectively. Recently, the Internal Revenue Service (IRS) examined our federal income tax returns for the years 2000 through 2004. We effectively settled with the IRS in March 2007 with regards to our contested tax positions. This settlement resulted in an income tax benefit during the quarter ended March 31, 2007, of approximately $3.1 million for amounts previously reserved.

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $25.7 million and $4.2 million for the three month periods ended June 30, 2007 and 2006, respectively, and $25.9 million and $5.3 million for the six month periods ended June 30, 2007 and 2006, respectively. See the Residential Real Estate and Commercial Real Estate sections below for further details on discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, primary and seasonal residential communities, primarily on land we own with very low cost basis. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee.

Residential sales slowed significantly beginning in 2006, particularly in our resort markets. As a result of the slowdown, inventories of resale homes and home sites have risen dramatically in our markets. Through the first six months of 2007 high resale inventory levels continued to negatively impact sales of our products in the majority of our markets.

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

We have executed purchase and option contracts with several national, regional and local homebuilders for the purchase of developed lots in various JOE communities. These transactions involve land positions in pre-development phases as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing our capital requirements. We expect national and regional homebuilders to be important business partners going forward.

On May 3, 2007 we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank (see Discontinued Operations below).

The following is a description of some of the communities we are developing in Florida:

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community is planned to include approximately 1,140 units, including an 11-unit private residence club with fractional ownership. The community includes the WaterColor Inn and Resort, the recipient of many notable awards. Other amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

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

WaterSound is situated on approximately 2,425 acres and planned for a mixed-use resort community. It is located approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. In addition to 1,432 residential units, WaterSound will include approximately 450,000 square feet of commercial space, a 6 – hole golf course, pools, parks and other amenities.

Palmetto Trace is a primary home community in Panama City Beach planned for 481 units on 141 acres. The community is in the final stage of sales. David Weekley Homes, LLP, a national homebuilder, is building out the last phase of Palmetto Trace.

RiverCamps on Crooked Creek is situated on approximately 1,491 acres in western Bay County bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The community is planned for 408 high-quality finished cabins in a low-density, rustic setting with access to various outdoor activities such as fishing, boating and hiking.

Hawks Landing is a primary home community on approximately 88 acres located in Lynn Haven in Bay County. We plan to develop and sell 168 home sites at Hawks Landing to local and national home builders.

WindMark Beach is situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe and includes approximately 15,000 feet of beachfront. This beachfront resort destination is planned to include approximately 1,662 units and 75,000 square feet of commercial space and will be the next incarnation of Miraval’s acclaimed, signature experience in an inspired town and resort destination.

SummerCamp Beach, in Franklin County, is situated on the Gulf of Mexico on approximately 762 acres. Plans include approximately 499 units, a beach club, a community dock and nature trails.

SouthWood is situated on approximately 3,370 acres in southeast Tallahassee. Planned to include approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club, and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for open space, including a 123-acre central park.

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

The table below sets forth the results of continuing operations of our residential real estate segment for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Revenues:
Real estate sales	$30.8	$88.5	$61.0	$170.6
Rental revenue	1.0	0.6	1.2	0.8
Other revenues	12.7	12.3	19.4	19.7

Total revenues	44.5	101.4	81.6	191.1

Expenses:
Cost of real estate sales	18.4	58.7	37.5	116.1
Cost of rental revenue	0.9	0.5	1.3	0.8
Cost of other revenues	11.4	12.1	19.4	20.1
Other operating expenses	12.9	10.6	24.3	22.2
Depreciation and amortization	2.8	2.8	5.6	5.2
Restructuring charge	(0.2)	—	1.1	—

Total expenses	46.2	84.7	89.2	164.4

Other income	0.9	0.6	1.5	0.8

Pre-tax (loss ) income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$(0.8)	$17.3	$(6.1)	$27.5

Revenues and costs of sales associated with multi-family units and Private Residence Club (“PRC”) units under construction are recognized using the percentage-of-completion method of accounting. Revenue on contracted units is recognized in proportion to the total costs incurred in relation to estimated total costs. If a deposit is received for less than 10% for a multi-family or PRC unit, percentage-of-completion accounting is not utilized. Instead, the full accrual method is used, which requires recognition of revenue when sales contracts are closed. All deposits are non-refundable (subject to a 15-day rescission period as required by law), except for non-delivery of the unit. In the event a contract does not close for reasons other than non-delivery, we are entitled to retain the deposit. In such instances, the revenue and cost of sales related to the previously recorded contract is reversed. Revenues and cost of sales associated with multi-family units where construction has been completed before contracts are entered into and deposits made are recognized on the full accrual method of accounting as contracts are closed.

Our townhomes are attached residences sold individually along with the underlying parcel of land. Revenues and cost of sales for our townhomes are accounted for using the full accrual method. These units differ from multi-family and PRC units, in which buyers hold title to a unit (or in the case of PRC, units a fractional share of a unit) within a building and an interest in the underlying land held in common with other building association members.

Profit is deferred on home site sales when required development is not complete at the time of the sale. Currently, we are deferring a portion of profit from home site sales at WaterSound West Beach, SummerCamp Beach and RiverCamps on Crooked Creek. Home site sales are recorded at the time of closing, but a portion of revenue and gross profit on the sales at those communities is deferred in proportion to required development not yet completed in relation to total required development costs and recognized by the percentage-of-completion method as the work is completed. From project inception to date, remaining unrecognized deferred profit at WaterSound West Beach was $0.6 million, substantially all of which we expect to recognize by the end of 2007. At SummerCamp Beach $9.1 million of deferred profit remains to be recognized, all of which we expect to recognize over the next several years. At RiverCamps on Crooked Creek the required infrastructure was completed in the second quarter 2007 and all deferred profit related to the required development had been recognized at June 30, 2007.

Real estate sales include sales of homes and home sites. Cost of real estate sales for homes and home sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

Three Months Ended June 30, 2007 and 2006

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home sites:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$14.1	$16.6	$30.7	$78.7	$9.7	$88.4
Cost of sales:
Direct costs	7.6	6.1	13.7	46.8	2.9	49.7
Selling costs	0.8	0.6	1.4	3.6	0.3	3.9
Other indirect costs	2.5	0.8	3.3	4.8	0.3	5.1

Total cost of sales	10.9	7.5	18.4	55.2	3.5	58.7

Gross profit	$3.2	$9.1	$12.3	$23.5	$6.2	$29.7

Gross profit margin	23%	55%	40%	30%	64%	34%

The overall decreases in real estate sales and gross profit were due primarily to a decrease in primary home closings in various communities as a result of market conditions. The increase in the overall gross profit margin is due to a change in the mix of home and home site sales.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest, Paseos and East San Marco, three 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	3	$4.5	$3.5	$1.0	2	$1.8	$1.5	$0.3
Home sites	18	10.3	3.4	6.9	18	7.4	2.6	4.8
Primary
Single-family homes	9	2.4	1.8	0.6	65	20.8	15.9	4.9
Townhomes	1	0.2	0.1	0.1	21	3.3	2.4	0.9
Home sites	76	6.3	4.1	2.2	19	1.3	0.4	0.9
Northeast Florida:
Primary
Single-family homes	1	0.4	0.4	—	17	9.1	6.8	2.3
Central Florida:
Primary
Single-family homes	6	4.4	3.4	1.0	52	25.3	15.3	10.0
Multi-family homes	1	0.5	0.4	0.1	49	11.1	7.2	3.9
Townhomes	3	1.7	1.3	0.4	25	7.3	6.1	1.2
Home sites	—	—	—	—	6	1.0	0.5	0.5

Total	118	$30.7	$18.4	$12.3	274	$88.4	$58.7	$29.7

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the only primary community with sales activity was St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, 2007 second quarter revenues and gross profit increased, despite the comparable number of homes closed in the same period in 2006, due primarily to a lower margin home sold in 2006. The gross profit from home site sales increased to $6.9 million in the second quarter of 2007 from $4.8 million in the second quarter of 2006 due primarily to the sales of higher margin homesites in each of the WaterColor and WaterSound Beach communities in the second quarter of 2007.

In our Northwest Florida primary communities, home closings, revenues and gross profit decreased in the second quarter of 2007 as compared to the same period in 2006 due primarily to our exiting Florida homebuilding and market conditions. The gross profit from single-family home sales decreased $4.4 million in the second quarter of 2007 as compared to the same period in 2006 as a result of a decrease of 58 units closed. Home site closings and gross profit increased in the second quarter of 2007 compared with the second quarter 2006 due primarily to increased closings in SouthWood and Hawks Landing resulting from our expanding relationships with national and regional homebuilders.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in the second quarter of 2007 as compared to the same period in 2006. This was a result of a lack of product availability since St. Johns Golf and Country Club is nearing its 2007 completion. Future home site product will become available in Northeast Florida at RiverTown, with sales expected to begin in the third quarter of 2007.

In our Central Florida communities, the gross profit on total home sales decreased to $1.5 million in the second quarter of 2007 from $15.1 million in the second quarter of 2006. This was due to decreased unit closings resulting primarily from our exiting Florida homebuilding and market conditions. Home site closings, revenue and gross profit decreased in the second quarter of 2007 as compared to the same period of 2006 due to our Florida homebuilding exit and market conditions.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $12.7 million in the second quarter of 2007 with $11.4 million in related costs, compared to revenues totaling $12.3 million in the second quarter of 2006 with $12.1 million in related costs. The reduction in costs was achieved by improved processes and increased productivity.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $12.9 million in the second quarter of 2007 compared to $10.6 million in the second quarter 2006. The increase was primarily due to an increase in corporate support service cost allocations in 2007 and less capitalized costs due to our exit from homebuilding.

Six Months Ended June 30, 2007 and 2006

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home sites:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Homes	Home Sites	Total	Homes	Home Sites	Total
	(Dollars in millions)

Sales	$32.1	$28.9	$61.0	$152.3	$18.1	$170.4
Cost of sales:
Direct costs	18.6	10.5	29.1	92.2	5.6	97.8
Selling costs	1.6	1.1	2.7	7.1	0.6	7.7
Other indirect costs	4.5	1.3	5.8	10.0	0.6	10.6

Total cost of sales	24.7	12.9	37.6	109.3	6.8	116.1

Gross profit	$7.4	$16.0	$23.4	$43.0	$11.3	$54.3

Gross profit margin	23%	55%	38%	28%	62%	32%

The overall decreases in real estate sales and gross profit were due primarily to a decrease in primary home closings in various communities primarily as a result of market conditions. The increase in the overall gross profit margin is due to a change in the mix of home and home site sales.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest, Paseos and East San Marco, three 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	6	$9.9	$7.1	$2.8	7	$6.7	$4.9	$1.8
Home sites	31	17.1	5.3	11.8	24	10.9	3.7	7.2
Primary
Single-family homes	14	4.2	3.5	0.7	129	40.1	31.0	9.1
Townhomes	2	0.4	0.1	0.3	43	6.7	5.3	1.4
Home sites	137	11.2	7.3	3.9	55	4.1	1.7	2.4
Northeast Florida:
Primary
Single-family homes	7	3.3	3.1	0.2	31	16.0	11.8	4.2
Home sites	2	0.3	0.2	0.1	6	0.9	0.4	0.5
Central Florida:
Primary
Single-family homes	15	9.4	7.2	2.2	102	47.9	30.9	17.0
Multi-family homes	25	0.8	0.6	0.2	65	21.9	14.4	7.5
Townhomes	7	4.1	3.1	1.0	46	13.0	11.0	2.0
Home sites	1	0.3	0.1	0.2	10	2.2	1.0	1.2

Total	247	$61.0	$37.6	$23.4	518	$170.4	$116.1	$54.3

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

In our Northwest Florida resort and seasonal communities, for the six months ended June 30, 2007 revenues and gross profit increased due primarily to the sale of a higher priced beach front home in WaterSound Beach. Home site closings for the six months ended June 30, 2007 exceeded the number of closings for the same period in 2006 due primarily to increased closings in WaterColor and WaterSound West Beach. The gross profit from home site sales increased to $11.8 million in the six months ended June 30, 2007 from $7.2 million in the same period for 2006 due primarily to the 2007 sales of beachfront lots in each of the WaterColor and WaterSound Beach communities.

In our Northwest Florida primary communities, home closings, revenues and gross profit decreased for the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to our exiting the Florida homebuilding business and market conditions. The gross profit from single-family home sales decreased $8.4 million for the six months ended June 30, 2007 as compared to the same period in 2006 as a result of a decrease of 115 units closed. Townhome revenues and the number of townhomes closed decreased for the six months ended June 30, 2007 as compared to the same period in 2006 as we have closed most of the townhomes previously offered for sale in these communities. Home site closings and gross profit increased for the six months ended June 30, 2007 as compared to the same period in 2006 due primarily to increased closings in SouthWood and Hawks Landing resulting from our expanding relationships with national and regional homebuilders.

In our Northeast Florida communities, closed units, revenues and gross profit decreased for the six months ended June 30, 2007 as compared to the same period in 2006. This was as a result of a lack of product availability since St. Johns Golf and Country Club is nearing its 2007 completion. Future home site product will become available in Northeast Florida at RiverTown, with sales expected to begin later in 2007.

In our Central Florida communities, the gross profit on single-family home sales decreased to $2.2 million for the six months ended June 30, 2007 as compared to the same period in 2006 due to decreased unit closings resulting primarily from our Florida homebuilding exit and market conditions. The gross profit recognized using percentage-of-completion accounting on multi-family residences decreased significantly for the six months ended June, 30 2007 as compared to the same period in 2006 as the multi-family residences at Artisan Park were substantially completed in 2006 even though 25 units closed in the first six months of 2007. Home site closings and revenue decreased for the six months ended June 30, 2007 compared with the same period in 2006 due to our Florida homebuilding exit and market conditions. Townhome closings, revenues and gross profit decreased due to lack of available product.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $19.4 million for the six months ended June 30, 2007 with $19.4 million in related costs, compared to revenues totaling $19.7 million for the six months ended June 30, 2006 with $20.1 million in related costs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were higher at $24.3 million for the six months ended June 30, 2007 as compared to $22.2 million for the same period 2006. The increase was primarily due to an increase in corporate support service cost allocations in 2007 and less capitalized costs due to our exit from homebuilding.

We recorded a restructuring charge in our residential real estate segment of $1.1 million in the first six months of 2007 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $0.7 million related to the write-off of capitalized homebuilding costs and $0.4 million related to one-time termination benefits for affected employees.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. The results of Saussy Burbank have been reported as discontinued operations in the three months and six months ended June 30, 2007 and 2006. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

The table below sets forth the operating results of our discontinued operations of Saussy Burbank for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Revenues:
Real estate sales	$11.2	$43.5	$56.7	$82.1

Expenses:
Cost of real estate sales	9.8	38.0	49.7	72.0
Other operating expenses	0.7	2.4	3.1	5.1
Impairment loss	—	—	2.2	—

Total expenses	10.5	40.4	55.0	77.1
Equity in income of unconsolidated affiliate	0.1	0.1	0.2	0.2

Pre-tax income from discontinued operations	$0.8	$3.2	$1.9	$5.2

Income tax expense	0.3	1.2	0.7	1.9

Income from discontinued operations, net of tax	0.5	2.0	1.2	3.3
Loss on sale, net of tax	(0.1)	—	(0.1)	—

Income from discontinued operations, net of tax	$0.4	$2.0	$1.1	$3.3

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office and commercial uses. We sell and develop commercial land and provide development opportunities for national and regional retailers in Northwest Florida. There is interest and activity across our full range of commercial real estate products, including big box retail, community-based retail opportunities and JOE commerce parks. A number of national retailers and commercial developers are focused on Northwest Florida and our commercial pipeline is well — positioned for further sales. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects.

The demand for Florida commercial real estate in the second quarter of 2007 was consistent with the same quarter in 2006. The table below sets forth the results of our continuing operations of our commercial real estate segment for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Revenues:
Real estate sales	$5.7	$5.2	$11.3	$8.1
Rental revenues	0.7	0.8	1.7	1.5
Other revenues	0.1	0.2	0.1	0.4

Total revenues	6.5	6.2	13.1	10.0

Expenses:
Cost of real estate sales	3.7	2.5	7.4	3.2
Cost of rental revenues	0.6	0.4	1.3	0.9
Other operating expenses	1.5	1.8	2.9	3.9
Depreciation and amortization	0.2	0.6	0.8	1.3

Total expenses	6.0	5.3	12.4	9.3
Other income	7.8	0.9	7.8	1.6

Pre-tax income from continuing operations	$8.3	$1.8	$8.5	$2.3

Real Estate Sales.  Commercial land sales for the three month and six month periods ended June 30 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	per Acre	Proceeds	Revenue		on Sales
			(In thousands)	(In millions)

Three Months Ended June 30, 2007:
Northwest Florida	6	24	$204.2	$5.0	$4.6	(a)	$1.8	(a)
Other	1	4	283.1	1.1	1.1		0.2

Total/Average	7	28	$215.2	$6.1	$5.7	(a)	$2.0	(a)

Three Months Ended June 30, 2006:
Northwest Florida	5	34	$282.0	$9.5	$5.2	(b)	$2.7	(b)
Other	—	—	—	—	—		—

Total/Average	5	34	$282.0	$9.5	$5.2	(b)	$2.7	(b)

Six Months Ended June 30, 2007:
Northwest Florida	12	38	$183.8	$6.9	$6.9	(a)	$2.9	(a)
Other	4	22	194.1	4.4	4.4		1.0

Total/Average	16	60	$187.7	$11.3	$11.3	(a)	$3.9	(a)

Six Months Ended June 30, 2006:
Northwest Florida	11	47	$246.0	$11.6	$8.1	(b)	$4.9	(b)
Other	—	—	—	—	—		—

Total/Average	11	47	$246.0	$11.6	$8.1	(b)	$4.9	(b)

(a)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively, for the three months ended June 30, 2007. The six months ended June 30, 2007 include previously deferred revenues and gain on sales of $0.0 and $0.3 million, respectively.

(b)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $4.3 million and $1.5 million and $3.5 million and $1.0 million, respectively, for the three months and the six months ended June 30, 2006.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Included in the year to date 2007 results were sales of four parcels primarily in Texas considered non-core holdings totaling $4.4 million for a gross profit of $1.0 million.

Dispositions of Assets

On April 30, 2007, we entered into a Purchase and Sale Agreement for the disposition of our seventeen-building office portfolio, containing approximately 2.25 million net rentable square feet, for $383 million. On June 20, 2007, we closed the sale of 15 of the 17 properties for a cash price of $277.5 million. As discussed earlier, three of the buildings have been reported in continuing operations; 12 have been reported in discontinued operations. The assets and liabilities of the two remaining buildings have been classified as “held for sale” at June 30, 2007 and their operating results have been presented as discontinued operations. The sale of one of the remaining two office buildings closed on August 7, 2007 for a sales price of $56.0 million. The sale of the final office building is anticipated to close in the third quarter of 2007 for a sales price of $44.0 million.

The results of the three buildings reported in continuing operations are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Aggregate revenues	$0.7	$0.7	$1.5	$1.4

Pre-tax income (loss) from continuing operations	0.3	(0.2)	—	(0.6)
Pre-tax gain on sale	7.6	—	7.6	—
Income tax expense (benefit)	3.0	(0.1)	2.5	(0.2)

Total income (loss) from continuing operations, net of tax	$4.9	$(0.1)	$5.1	$(0.4)

Discontinued operations for the three month and six month periods ended June 30, 2007 and 2006 include the results of operations of our 12 buildings sold in 2007, and the two buildings within our commercial office building portfolio currently classified as held for sale and four buildings sold in 2006 as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Aggregate revenues	$8.0	$10.0	$16.9	$21.1

Pre-tax income (loss) from discontinued operations	2.9	(0.8)	2.2	(1.1)
Pre-tax gain on sale	37.6	4.3	37.6	4.3
Income tax expense	15.2	1.3	15.0	1.2

Total income from discontinued operations, net of tax	$25.3	$2.2	$24.8	$2.0

Building sales included in discontinued operations for 2006 include the operating results of Nextel II sold on December 20, 2006, One Crescent Ridge sold on September 29, 2006, and Prestige Place One & Two sold on June 28, 2006. The sale of Prestige Place One & Two resulted in a pre-tax gain of $4.4 million.

Rural Land Sales

Our rural land sales segment markets for sale large tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses. The rural land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three-month and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Revenues:
Real estate sales	$52.9	$26.4	$99.6	$42.1

Expenses:
Cost of real estate sales	44.4	1.9	48.1	3.4
Other operating expenses	1.3	2.7	2.9	5.7
Depreciation and amortization	0.1	0.1	0.1	0.1
Restructuring charge	—	—	1.3	—

Total expenses	45.8	4.7	52.4	9.2

Other income	—	0.4	0.3	0.6

Pre-tax income from continuing operations	$7.1	$22.1	$47.5	$33.5

Rural land sales activity for the three month and six month periods ended June 30, 2007 and 2006 was as follows:

	Number of	Number of	Average Price	Gross
	Sales	Acres	per Acre	Sales Price	Gross Profit
				(In millions)	(In millions)

Three Months Ended June 30:
2007	15	34,730	$1,523	$52.9	$8.5
2006	23	8,409	$3,143	$26.4	$24.5
Six Months Ended June 30:
2007	26	66,025	$1,508	$99.6	$51.5
2006	49	13,450	$3,128	$42.1	$38.7

Land sales in the second quarter of 2007 included the sale of 33,035 acres in southwest Georgia for $46.4 million, or $1,405 per acre. Land sales in the six month period ended June 30, 2007 also included the sale of 26,943 acres in Liberty and Gadsden counties for $34.5 million, or $1,281 per acre. After analysis of the physical characteristics and location of the land, we determined that it would take a significant amount of time and effort before we would be able to realize a higher and better value on these particular parcels. Land sales in the second quarter of 2006 included the sale of 2,801 acres in Wakulla County for $5.2 million, or approximately $1,850 per acre and the sale of 2,590 acres along the St. Marks River for a new state park for $10.6 million, or approximately $4,093 per acre. Cost of sales increased during the three month and six month periods ended June 30, 2007 compared to 2006 primarily due to a higher cost basis associated with the sale of our southwest Georgia property, which we purchased in 2005. We continually evaluate the pricing and timing of land sales based upon a careful analysis of the present value of the land.

Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and their highest and best use. As a result, average prices will vary from one period to another.

Forestry

The table below sets forth the results of operations of our forestry segment for the three month and six month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Revenues:
Timber sales	$9.4	$7.8	$16.4	$16.3

Expenses:
Cost of timber sales	7.2	6.3	13.2	12.2
Other operating expenses	0.7	0.6	1.3	1.2
Depreciation and amortization	0.7	0.8	1.2	1.6

Total expenses	8.6	7.7	15.7	15.0

Other income	0.6	0.8	1.2	1.7

Pre-tax income from continuing operations	$1.4	$0.9	$1.9	$3.0

Three Months Ended June 30, 2007 and 2006

Total revenues increased $1.6 million, or 21%, in the second quarter of 2007 compared to the comparable period in 2006. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.5 million (198,500 tons) in 2007 and $3.3 million (172,500) in 2006. Sales revenues related to our fiber agreement remained stable despite the increase in volumes due to lower average pricing. Sales to other customers totaled $3.2 million (185,000 tons) in 2007 as compared to $2.7 million (151,000 tons) in 2006. The increase in revenue and tons for outside customers was due to the harvesting of more pine products because of dry weather this year. Revenues from the mill operation were $2.7 million in 2007 and $1.8 million in 2006. The increase was due to increased bagged mulch sales related to a new customer and increased order levels from an existing customer to fulfill large contracts.

Cost of sales for the second quarter of 2007 increased $0.9 million, or 14%, when compared to 2006. Cost of sales as a percentage of revenues were 77% in 2007 and 81% in 2006. The increase was primarily attributed to the increased cut and haul costs from delivering the additional timber to Smurfit-Stone. Offsetting the increased cut and haul costs were decreases in property tax, road maintenance and soil enhancement expenses. Property taxes and soil enhancement expenses have decreased due to selling large acreage tracts this year. Dryer weather has decreased the amount of road maintenance needed on logging roads. Cost of sales for the mill operation were $2.4 million, or 89% of revenues, in 2007 and $1.6 million, or 89% of revenues, in 2006. The increase in cost of sales was due to increased consumption of raw materials and bagging supplies related to higher mulch sales during the second quarter of 2007 when compared the 2006.

Other income decreased $0.2 million during the second quarter 2007. The decrease was primarily due to a decrease in hunting club lease revenue as a result of two large land sales during the three months ended June 30, 2007.

Six Months Ended June 30, 2007 and 2006

Total revenues increased $0.1 million, or less than 1%, for the six months ended June 30, 2007 compared to 2006. Sales under the fiber agreement were $6.6 million (366,000 tons) in 2007 and $6.5 million (349,000 tons) in 2006. Sales revenues related to our fiber agreement remained stable despite the increase in volumes due to lower average pricing. Sales to other customers totaled $4.9 million (280,000 tons) in the first six months of 2007 as compared to $6.5 million (325,000 tons) in 2006. The decreases in revenues and tons sold to other customers was due to a temporary plant shutdown at one of our customer locations and general oversupply levels of our customers during the first quarter of 2007. Revenues for the mill operation increased to $4.9 million in 2007 compared to $3.3 million in 2006 primarily due to increased customer demand.

Cost of sales increased $1.0 million, or 8%, in 2007 compared to 2006. Cost of sales as a percentage of revenues were 80% in 2007 and 75% in 2006. The increase was primarily related to increased cut and haul costs due to hauling additional timber to Smurfit-Stone. Cost of sales for the mill operation were $4.2 million, or 88% of revenues in 2007, compared to $2.9 million, or 88% of revenues, in 2006. The increase in cost of sales was primarily a result of an increase in sales demand.

Other income decreased $0.5 million during in 2007. The decrease was primarily due to a decrease in hunting club lease revenue as a result of two large land sales during the second quarter ended June 30, 2007.

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

Management believes we have adequate resources to fund ongoing operating requirements and future capital expenditures related to our continued investment in real estate developments. In light of current real estate market conditions, however, we have significantly adjusted our capital investment plans and continue to evaluate the appropriateness of our plans.

If our liquidity were not adequate to fund our cash requirements, we would have various alternatives available to change our cash flow, including reducing or eliminating our share repurchase program, reducing or eliminating dividends, changing our capital structure, altering the timing of our development projects and/or selling existing assets. In particular, our share repurchase and dividend programs are contingent upon adequate income and other sources of cash flow including asset sales. In the event that these sources were insufficient to sustain the existing level of share repurchases or dividend payments, if any, we would reduce or eliminate either or both. Based on our current expectations, we believe we will have adequate income and cash flows to sustain our existing level of dividend payments into the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operations was $120.2 million and $139.6 million in the first six months of 2007 and 2006, respectively. During such periods, expenditures relating to our residential real estate segment were $126.2 million and $326.2 million, respectively. Expenditures for operating properties in the first six months of 2007 and 2006 totaled $1.7 million and $23.1 million, respectively, and were made up of commercial land development and residential club and resort property development.

The expenditures for operating activities relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. Historically, approximately 40% to 50% of these expenditures were for home construction that generally takes place after the signing of a binding contract with a buyer to purchase the completed home. Due to our exit from homebuilding, we expect a significant reduction in construction expenditures related to single-family homes after we finish the homes currently under construction in Florida. Also, as a result of the sale of Saussy Burbank, total expenditures for single-family home construction in the future are expected to decline to an immaterial amount. Residential and commercial site infrastructure development and general amenity construction spending will be determined primarily by market conditions, and multi-family building construction will be dependent on pre-sale requirements being met.

Over the next several years, our need for cash for operations will remain significant as development activity continues. We currently have four new residential communities requiring significant up-front capital investments, and these communities will continue to require significant capital expenditures.

Our current income tax payable was $72.9 million and $9.9 million at June 30, 2007 and December 31, 2006, respectively. Our net deferred income tax liability was $102.2 million and $211.1 million at June 30, 2007 and December 31, 2006, respectively. The change in our tax accounts was primarily a result of the reversal of deferred tax gains related to the sale of our office building portfolio. In addition, we made $86.0 million in tax payments related to an IRS settlement for the years 2000 through 2004 in the first quarter of 2007. The disposition of our office building portfolio will also require us to make significant tax payments by the end of the year.

Our accrued liabilities were $73.0 million and $123.5 million at June 30, 2007 and December 31, 2006, respectively. The decrease was primarily attributed to the settlement of a $39.0 million tax liability, which was part of our IRS examination as discussed above and in Note 6 to our consolidated financial statements.

Cash Flows from Investing Activities

Net cash provided by investing activities was $287.6 million and $10.1 million in the first six months of 2007 and 2006, respectively.

On April 30, 2007, we entered into a Purchase and Sale Agreement for the disposition of our seventeen-building office portfolio, containing approximately 2.25 million net rentable square feet, for $383 million. On June 20, 2007, we closed the sale of 15 of the 17 properties in the office building portfolio for a cash price of $277.5 million. The sale of one of the remaining two office buildings closed on August 7, 2007 with a sales price of $56.0 million, consisting of cash proceeds of approximately $26.7 million and the defeasance of approximately $29.3 million of mortgage debt. The sale of the final office building is also expected to close in the third quarter of 2007 for a sales price of $44.0 million, consisting of cash proceeds of approximately $15.4 million and the assumption of $28.6 million in mortgage debt. On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing. Net proceeds from both of these sale transactions have been and will be used to pay taxes and pay down debt.

Cash Flows from Financing Activities

Net cash used in financing activities was $184.2 million and $29.6 million in the first six months of 2007 and 2006, respectively. At June 30, 2007, we had approximately $120.0 million of debt maturing in less than one year. We used the cash proceeds from the sale of our mid-Atlantic homebuilding operations to pay down debt. We also used the net proceeds from the sale of 15 buildings in our office portfolio to pay down debt. Assuming the sale of the remaining two buildings of the portfolio is completed, we expect to use the net proceeds to pay down debt. We expect to spend $50 million to $100 million for dividend payments and the repurchase of shares during 2007. We continue to remain committed to making distributions to our shareholders, primarily through the dividend program, and on a secondary level through our share repurchase program when facts and circumstances warrant.

In the quarter ended June 30, 2007, we sold 33,035 acres in southwest Georgia. In connection with this sale we recorded two installment notes in the amount of $46.4 million, which are reflected in notes receivable. These notes were monetized in July 2007 and we received approximately $41.5 million in cash through that transaction. Proceeds from the transaction were used to pay down debt.

Our $500 million senior revolving credit facility (the “Credit Facility”), which matures in July 2009, bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%. The balance outstanding was $20.0 million and $60.0 million at June 30, 2007 and December 31, 2006, respectively. The Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. Management believes that we were in compliance with the covenants of the Credit Facility at June 30, 2007. In June 2007 we amended the Credit Facility to favorably adjust the financial covenant addressing the fixed charge coverage ratio to provide for a four quarter, instead of a two quarter, calculation. This change better reflects the lumpy nature of our quarterly earnings. Proceeds from the increased Credit Facility have been and will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

Senior notes issued in private placements had an outstanding principal amount of $240.0 million at June 30, 2007 and $307.0 million at December 31, 2006. During the first quarter 2007, we paid $67.0 million related to our Series B 2002 notes, which matured on February 7, 2007. These senior notes have financial performance covenants similar to those in the Credit Facility. In July 2007, we entered into amendments to our 2002 and 2005 senior notes making the same adjustments to the fixed charge covenant as described above for the Credit Facility. The proceeds of the senior notes were used to finance development and construction projects, as well as for general corporate purposes.

We have used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $61.8 million and $43.1 million related to CDD bonds as of June 30, 2007 and December 31, 2006, respectively.

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at June 30, 2007. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program in 1998 to June 30, 2007, we have repurchased from shareholders 27,945,611 shares. During the six month period ended June 30, 2007, we did not repurchase shares from shareholders compared to 900,100 shares repurchased in the six-month period ended June 30, 2006.

Executives have surrendered a total of 2,257,738 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. During the six-month periods ended June 30, 2007 and 2006, executives surrendered a total of 4,179 and 4,596 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Off-Balance Sheet Arrangements

We are not currently a party to any material off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Contractual Obligations and Commercial Commitments

We had debt obligations of $486.5 million (including $58.0 million associated with liabilities held for sale) and $627.1 million outstanding at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, we had $120.0 million of debt due in less than one year. The decrease in outstanding debt obligations is primarily related to the pay down of debt related to the 15 buildings we sold in the second quarter of 2007 and of our Credit Facility. We had contractual purchase obligations of $85.3 million and $128.2 million outstanding at June 30, 2007 and December 31, 2006, respectively.

There have been no other material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2006, during the first six months of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, the balance outstanding under our Credit Facility was $20.0 million. This debt accrues interest at different rates based on the timing of the loan contracts under the facility and our preferences, but generally will be based on either one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of each contract. The debt potentially subjects us to interest rate risk relating to the change in LIBOR rates. If LIBOR had been 100 basis points higher or lower throughout the six months ended June 30, 2007, the effect on net income over the same time period with respect to interest expense on the Credit Facility would have been a respective decrease or increase in the amount of $1.3 million pre-tax ($0.8 million net of tax).

There have been no other material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2006, during the first six months of 2007.

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

(b) Changes in Internal Controls.  During the quarter ended June 30, 2007, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8, Contingencies.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar
			Shares Purchased	Amount that
	(a)	(b)	as Part of Publicly	May Yet Be
	Total Number	Average	Announced Plans	Purchased Under
	of Shares	Price Paid	or Programs	the Plans or
Period	Purchased	per Share	(1)	Programs
				(In thousands)

Month Ended April 30, 2007	—	$—	—	$103,793
Month Ended May 31, 2007	—	$—	—	$103,793
Month Ended June 30, 2007	—	$—	—	$103,793

(1)	For a description of our Stock Repurchase Program, see Part I, Item 2, Liquidity and Capital Resources — Cash Flows from Financing Activities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 15, 2007. At the Meeting, the shareholders elected ten persons to the Company’s Board of Directors and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent auditors for the 2007 fiscal year.

The number of votes cast for, against or withheld, as well as the number of abstentions, for each matter is set forth below. Abstentions and broker non-votes are not counted as votes for or against any proposal.

1. Election of Directors:

Name of Nominee	For	Withheld

Michael L. Ainslie	67,188,682	339,957
Hugh M. Durden	61,718,108	5,810,531
Thomas A Fanning	67,194,511	334,128
Harry H. Frampton, III	67,197,871	330,768
Dr. Adam W. Herbert, Jr.	67,188,294	340,345
Delores M. Kesler	67,168,953	359,686
John S. Lord	61,725,946	5,802,693
Walter L. Revell	66,253,089	1,275,550
Peter S. Rummell	67,253,089	477,672
William H. Walton, III	67,192,012	336,628

2. Ratification of KPMG LLP to serve as the Company’s independent auditors for the 2007 fiscal year:

For	Against	Abstain

67,240,221	236,765	51,653

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-k dated December 14, 2004).
10.1	Second Amendment to Third Amended and Restated Credit Agreement ($500 million revolving credit facility) dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 3, 2007).
10.2	First Amendment to Credit Agreement and Note Modification Agreements ($100 million term loan) dated June 28, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 3, 2007).
10.3	Third Amendment to 2002 Note Purchase Agreements dated July 30, 2007, by and among the registrant and the holders of the registrant’s 2002 Senior Notes party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 30, 2007).
10.4	First Amendment to 2005 Note Purchase Agreements dated July 30, 2007, by and among the registrant and the holders of the registrant’s 2005 Senior Notes party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 30, 2007).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: August 9, 2007	/s/ Peter S. Rummell

Peter S. Rummell Chairman and Chief Executive Officer

Date: August 9, 2007	/s/ Janna L. Connolly

Janna L. Connolly Chief Accounting Officer