Form 10-Q
period 2007-09-30
ST JOE CO
filed 2007-11-06
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2007, there were 104,765,458 shares of common stock, no par value, issued and 74,612,500 outstanding, with 30,152,958 shares of treasury stock.

THE ST. JOE COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Investment in real estate	$950,726	$1,213,562
Cash and cash equivalents	11,905	36,935
Accounts receivable, net	13,021	25,839
Notes receivable	88,483	26,029
Pledged treasury securities	31,095	—
Prepaid pension asset	104,075	100,867
Property, plant and equipment, net	30,589	44,593
Goodwill, net	18,991	35,233
Other intangible assets, net	2,481	32,669
Other assets	34,055	44,668

	$1,285,421	$1,560,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$540,622	$627,056
Accounts payable	98,717	117,131
Accrued liabilities	74,014	123,496
Income tax payable	7,107	9,984
Deferred income taxes	84,091	211,115

Total liabilities	804,551	1,088,782
Minority interest in consolidated subsidiaries	6,710	10,533
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 104,508,291 and 104,372,697 issued at September 30, 2007 and December 31, 2006, respectively	320,015	308,060
Retained earnings	1,080,870	1,078,312
Accumulated other comprehensive income	(621)	(1,033)
Treasury stock at cost, 30,151,190 and 30,100,032 shares held at September 30, 2007 and December 31, 2006, respectively	(926,104)	(924,259)

Total stockholders’ equity	474,160	461,080

	$1,285,421	$1,560,395

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Real estate sales	$56,059	$104,146	$227,844	$324,847
Rental revenues	1,412	1,390	4,324	3,767
Timber sales	9,496	7,212	25,923	23,529
Other revenues	12,119	11,282	31,564	31,375

Total revenues	79,086	124,030	289,655	383,518

Expenses:
Cost of real estate sales	17,554	56,346	110,467	179,147
Cost of rental revenues	2,810	1,196	5,406	2,993
Cost of timber sales	6,768	5,254	19,957	17,472
Cost of other revenues	11,941	12,865	31,379	32,914
Other operating expenses	18,210	18,533	49,668	51,617
Corporate expense, net	8,938	11,293	26,000	40,608
Depreciation and amortization	5,093	5,304	14,763	15,245
Impairment losses	20,417	—	20,417	—
Restructuring charge (benefit)	(352)	13,129	2,644	13,129

Total expenses	91,379	123,920	280,701	353,125

Operating profit (loss)	(12,293)	110	8,954	30,393

Other income (expense):
Investment income, net	1,443	832	4,116	3,754
Interest expense	(3,531)	(3,780)	(14,705)	(8,793)
Other, net	(3,373)	739	1,327	1,039
Gain on disposition of assets	182	—	7,815	—

Total other income (expense)	(5,279)	(2,209)	(1,447)	(4,000)

Income (loss) from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	(17,572)	(2,099)	7,507	26,393
Equity in income (loss) of unconsolidated affiliates	(999)	1,606	(41)	7,030
Income tax expense (benefit)	(6,731)	1,202	(557)	12,825

Income (loss) from continuing operations before minority interest	(11,840)	(1,695)	8,023	20,598
Minority interest	112	745	866	5,622

Income (loss) from continuing operations	(11,952)	(2,440)	7,157	14,976

Discontinued operations:
Income from discontinued operations (net of income tax expense of $203, $1,073, $1,779 and $2,599, respectively)	251	1,788	2,775	4,331
Gain on sales of discontinued operations (net of income tax expense of $5,256, $3,982, $19,313 and $5,619, respectively)	4,894	6,636	28,263	9,364

Income from discontinued operations	5,145	8,424	31,038	13,695

Net income (loss)	$(6,807)	$5,984	$38,195	$28,671

EARNINGS PER SHARE
Basic
Income (loss) from continuing operations	$(0.16)	$(0.03)	$0.10	$0.20
Income from discontinued operations	$0.07	$0.11	$0.42	$0.19

Net income (loss)	$(0.09)	$0.08	$0.52	$0.39

Diluted
Income (loss) from continuing operations	$(0.16)	$(0.03)	$0.10	$0.20
Income from discontinued operations	$0.07	$0.11	$0.41	$0.19

Net income (loss)	$(0.09)	$0.08	$0.51	$0.39

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive
	Shares	Amount	Earnings	Income (loss)	Treasury Stock	Total

Balance at December 31, 2006	74,272,665	$308,060	$1,078,312	$(1,033)	$(924,259)	$461,080

Net income	—	—	38,195	—	—	38,195
Amortization of pension and postretirement benefit costs, net of tax	—	—	—	412	—	412

Comprehensive income						38,607
Issuances of restricted stock	115,980	—	—	—	—	—
Forfeitures of restricted stock	(119,817)	—	—	—	—	—
Dividends ($0.48 per share)	—	—	(35,637)	—	—	(35,637)
Issuances of common stock	139,431	4,088	—	—	—	4,088
Excess tax benefit on options exercised and vested restricted stock	—	957	—	—	—	957
Amortization of stock- based compensation	—	6,910	—	—	—	6,910
Purchases of treasury shares	(51,158)	—	—	—	(1,845)	(1,845)

Balance at September 30, 2007	74,357,101	$320,015	$1,080,870	$(621)	$(926,104)	$474,160

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$38,195	$28,671
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,104	30,175
Stock-based compensation	6,910	11,764
Minority interest in income	866	5,622
Equity in income of unconsolidated affiliates	(161)	(7,320)
Distributions of income from unconsolidated affiliates	710	8,318
Deferred income tax benefit	(126,613)	(65,685)
Impairment losses	20,417	—
Cost of operating properties sold	170,004	315,914
Expenditures for operating properties	(202,210)	(516,980)
Write-off of capitalized home building costs	705	9,549
Gains on sale of office portfolio	(55,384)	(14,983)
Changes in operating assets and liabilities:
Accounts receivable	12,685	14,017
Notes receivable	2,494	15,789
Other assets	(43,963)	(20,571)
Accounts payable and accrued liabilities	(66,278)	(8,981)
Income taxes payable	(2,877)	(23,019)

Net cash used in operating activities	(225,396)	(217,720)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,365)	(4,845)
Purchases of investments in real estate	(13,737)	(5,230)
Purchases of investments	—	(7)
Contributions to investments in unconsolidated affiliates	(496)	(1,507)
Proceeds from the disposition of assets	36,000	—
Proceeds from sale of office portfolio	311,425	48,037
Maturities and redemptions of investments, held to maturity	12	—

Net cash provided by investing activities	327,839	36,448

Cash flows from financing activities:
Proceeds from revolving credit agreements	467,000	245,000
Repayment of borrowings under revolving credit agreements	(437,000)	(150,000)
Proceeds from other long-term debt	—	26
Repayments of other long-term debt	(120,347)	(5,436)
Distributions to minority interests	(4,689)	(9,239)
Proceeds from exercises of stock options	4,088	6,485
Dividends paid to stockholders	(35,637)	(35,804)
Excess tax benefits from stock-based compensation	957	2,728
Treasury stock purchases	(1,845)	(53,364)

Net cash (used in) provided by financing activities	(127,473)	396

Net decrease in cash and cash equivalents	(25,030)	(180,876)
Cash and cash equivalents at beginning of period	36,935	202,605

Cash and cash equivalents at end of period	$11,905	$21,729

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the three and nine month periods ended September 30, 2007 and cash flows for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. The December 31, 2006 balance sheet amounts have been derived from our December 31, 2006 audited financial statements.

During 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans — An Amendment of SFAS Statements No. 87, 88, 106 and 132R (“SFAS 158”). The adoption of SFAS 158 at December 31, 2006 resulted in the Company recording a $(1.0) million transition adjustment to comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity. The transition adjustment should have impacted the balance of accumulated other comprehensive income but instead was presented as a reduction to comprehensive income. The Company will revise and remove the transition adjustment from comprehensive income on the Consolidated Statements of Changes in Stockholders’ Equity for 2006 in the Company’s Form 10-K for the year ended December 31, 2007.

2.	Summary of Significant Accounting Policies

Stock-Based Compensation

During the first quarter of 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective dates is being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

Stock Options and Non-Vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Option and share awards provide

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for accelerated vesting if there is a change in control (as defined in the award agreements). The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. Non-vested restricted shares generally vest over requisite service periods of three-year or four-year periods, beginning on the date of each grant, but are considered outstanding under the treasury stock method. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options vest over requisite service periods and are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 7-10 years after the date of grant.

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

The Company estimates the expected term of options granted by incorporating the contractual term of the options and analyzing employees’ actual and expected exercise behaviors. The Company estimates the volatility of its common stock by using historical volatility in market price over a period consistent with the expected term and other factors. The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasuries with remaining terms similar to the expected term on the options. The Company uses an estimated dividend yield in the option valuation model when dividends are anticipated.

Presented below are the per share weighted-average fair value of stock options granted during the nine months ended September 30, 2007 and 2006, using the Black Scholes option-pricing model, along with the assumptions used.

	2007	2006

Per share weighted-average fair value	$17.35	$17.62
Expected dividend yield	1.11% -1.18%	1.03%
Risk free interest rate	4.59% - 4.88%	4.67%
Weighted average expected volatility	22.65% - 22.90%	23.5%
Expected life (in years)	7	7

Total stock-based compensation recognized on the consolidated statements of income for the three month and nine month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock option expense	$428	$414	$1,399	$2,299
Restricted stock expense	1,622	1,957	5,511	9,401
Employee stock purchase plan expense	27	46	85	165

Total	$2,077	$2,417	$6,995	$11,865

The total income tax benefit recognized on the consolidated statements of income for stock-based compensation arrangements was $0.8 million and $2.7 million for the three and nine month periods ended September 30, 2007, respectively, and $0.9 million and $4.4 million for the three and nine month periods ended September 30, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of option activity under the stock option program for the nine months ended September 30, 2007:

			Weighted Average
	Number of	Weighted Average	Grant Date Fair
	Options	Exercise Price	Value

Balance at December 31, 2006	780,909	$32.42	$11.94
Granted	112,101	55.00	17.35
Forfeited	(38,246)	46.31	14.36
Exercised	(139,431)	29.32	9.98

Balance at September 30, 2007	715,333	$35.82	$13.04

The total intrinsic value of options exercised was $0.2 million and $3.3 million during the three and nine month periods ended September 30, 2007, respectively, and $4.3 million and $6.2 million during the three and nine month periods ended September 30, 2006, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at September 30, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

55,739	2 years	$15.96-$23.94	$18.71
448,450	5 years	$23.95-$35.91	$29.73
20,300	6 years	$35.92-$53.86	$39.96
190,844	9 years	$53.87-$57.63	$54.70

715,333	6 years	$15.96-$57.63	$35.82

The following table presents information regarding options exercisable at September 30, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

55,739	2 years	$15.96-$23.94	$18.71
446,950	5 years	$23.95-$35.91	$29.71
13,050	6 years	$35.92-$53.86	$39.82
27,891	9 years	$53.87-$57.63	$54.24

543,630	6 years	$15.96-$57.63	$30.08

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2007 was $2.6 million and $2.6 million, respectively. In computing compensation expense from share-based payments as of September 30, 2007, the Company has estimated that 135,645 options of the 171,703 unvested options outstanding are expected to vest. The aggregate intrinsic value of such options expected to vest was zero at September 30, 2007. The intrinsic value is calculated as the difference between the market value as of September 30, 2007 and the grant date fair value. The closing price as of September 30, 2007 was $33.61 per share as reported by the New York Stock Exchange.

Cash received for strike prices from options exercised under share-based payment arrangements for the nine month periods ended September 30, 2007 and 2006 was $4.1 million and $6.5 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled $1.3 million and $2.3 million for the nine month periods ended September 30, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of non-vested restricted stock activity for the nine months ended September 30, 2007:

	Number of	Weighted Average
Non-Vested Restricted Shares	Shares	Grant Date Fair Value

Balance at December 31, 2006	622,346	$46.20
Granted	115,980	54.56
Forfeited	(119,817)	53.31
Vested	(165,895)	40.52

Balance at September 30, 2007	452,614	$48.54

The fair value of restricted stock is determined based upon the fair value of the Company’s common stock on the date of grant.

The total fair value of restricted stock that vested was $4.7 million and $6.4 million for the three and nine month periods ended September 30, 2007, respectively, and $9.1 million and $11.0 million for the three and nine month periods ended September 30, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost over the requisite service period.

As of September 30, 2007, there was $11.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $3.1 million related to stock option grants and $8.8 million of non-vested restricted stock which will be recognized over a weighted average period of four years.

Employee Stock Purchase Plan

In November 1999, the Company implemented an employee stock purchase plan whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount from the fair market value of its common stock at each month end, with an annual limit of $25,000 in purchases per employee.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period including all potentially dilutive shares issuable under outstanding stock options and non-vested restricted stock, using the treasury stock method. Stock options and non-vested restricted stock are not considered in the diluted earnings (loss) per share calculation when the Company has a loss from continuing operations. The anti-dilutive stock options and non-vested restricted stock excluded from the computation of diluted earnings (loss) per share totaled 146,384 and 267,361, respectively, for the three months ended September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic average shares outstanding	73,936,181	73,373,896	73,801,129	73,726,138
Net effect of stock options assumed to be exercised	—	254,951	195,420	305,977
Net effect of non-vested restricted stock assumed to be exercised	—	299,094	306,810	435,857

Diluted average shares outstanding	73,936,181	73,927,941	74,303,359	74,467,972

Through September 30, 2007, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through September 30, 2007. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to September 30, 2007, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,304,717 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,250,328 acquired shares. During the nine month period ended September 30, 2007, the Company did not repurchase shares from shareholders. During the nine month period ended September 30, 2006, the Company repurchased 948,200 shares from shareholders. During the nine month periods ended September 30, 2007 and 2006, executives surrendered a total of 51,158 and 74,601 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the nine month periods ended September 30, 2007 and 2006 were 139,431 and 226,501 shares, respectively.

Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30 is as follows (in millions):

	2007	2006

Interest paid	$31.4	$28.7
Income taxes paid (net of refunds)	188.9	107.0
Capitalized interest	7.4	11.9

The Company’s non-cash investing and financing activities for the nine months ended September 30 are as follows (in millions):

	2007	2006

Issuance of restricted stock	$0.1	$9.5
Net increase in Community Development District Debt	29.6	19.0
Extinguishment of debt in connection with joint venture	—	(10.7)
Increase in note payable on land purchase	1.6	1.1
Increase in pledged treasury securities	31.1	—
Assumption of debt in connection with sale of office building	(28.9)	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings. The Company uses derivative instruments to manage its exposure to market risks from changes in interest rates and does not hold or issue derivative instruments for speculative or trading purposes

On September 27, 2007, the Company entered into a 45 — day forward starting interest rate swap contract with Wachovia Bank to minimize the risk that the interest rate component relating to a notional principal amount of a then-forecasted issuance of $25.6 million of notes may be adversely affected by interest rate fluctuations (see note 3). This derivative instrument is not designated as a hedge and changes in the fair value of this derivative instrument are recognized in earnings as gain (loss) on derivative contracts.

3.	Notes Receivable

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing. The remaining balance outstanding on the seller financing at September 30, 2007 was $33.8 million.

On June 1, 2007, St. Joe Timberland Company, a wholly owned subsidiary, sold 33,035 acres of timberlands located primarily in Stewart County, Georgia for a sales price of $46.4 million. The entire sales price was paid in the form of two notes receivable maturing on June 1, 2022 and bearing interest at 5.668% payable semi-annually. The notes are fully supported by irrevocable letters of credit from Wachovia Bank. On July 11, 2007, the installment notes and irrevocable letters of credit were transferred to a qualifying special purpose entity (“QSPE”) as a capital contribution. On July 11, 2007 the QSPE issued in a private placement notes payable in the amount of $41.8 million bearing interest at 5.9% due and maturing in 2022. The QSPE used the proceeds of such issuance to pay $41.8 million to St. Joe Timberland Company as a return of capital.

Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) defines the criteria for QSPEs and their treatment within consolidated financial statements. Accordingly, the assets and debt of the QSPE are not required to be and have not been consolidated on the Company’s balance sheet at September 30, 2007.

The Company recorded a loss of $1.2 million on the monetization of the notes receivable through the QSPE. The amount of loss is determined based on the original carrying value of the notes, allocated between the assets monetized and the retained interest based on their relative fair value at the date of monetization. The Company’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties) and a cash reserve account. Fair value of the retained interest is estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. The balance of the retained interest is reflected in other assets at September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 27, 2007, St. Joe Timberland Company sold 19,989 acres of timberlands located primarily in Wakulla and Jefferson counties, Florida for a sales price of $28.5 million. The entire sales price was paid in the form of a note receivable maturing on September 27, 2022 and bearing interest at 5.622% payable semi-annually. The note is fully supported by an irrevocable letter of credit from Wachovia Bank. In November 2007, the Company plans to transfer the installment note and irrevocable letter of credit to a QSPE as a capital contribution. The QSPE is expected to issue in a private placement a note payable in the amount of $25.6 million bearing interest at 6.044% and maturing in 2023. The QSPE will use the proceeds of such issuance to pay approximately $25.6 million to St. Joe Timberland Company as a return of capital.

4.	Pledged Treasury Securities

On August 7, 2007, the Company closed the sale of one of the remaining two buildings in its office building portfolio. Approximately $29.3 million of mortgage debt was defeased in connection with the sale. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt (see note 12). The proceeds were invested in government backed securities which were pledged to provide principal and interest payments for the mortgage debt previously collateralized by the commercial building. These amounts have been included in the Company’s consolidated balance sheet at September 30, 2007. The Company has classified the defeasance trust investment as held-to-maturity because the Company has both the positive intent and the ability to hold the securities to maturity. Accordingly, the Company has recorded the investment at cost, adjusted for the amortization of a premium which approximates market value.

5.	Restructuring

During late 2006 and early 2007, the Company implemented certain corporate organizational changes designed to position the Company for the years ahead. The Company announced that it was exiting the Florida homebuilding business to focus on maximizing the value of its landholdings through place making. The Company also eliminated certain redundancies among its field and corporate operations, and put in place a regional management structure to oversee its various product lines. The charges associated with the restructuring and reorganization program (“program”) by segment that are included in the restructuring charge for the nine months ended September 30, 2007 were as follows (in millions):

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Write-off of capitalized homebuilding costs	$0.7	$—	$—	$—	$—	$0.7
One-time termination benefits to employees	0.1	—	1.3	—	0.5	1.9

Total restructuring charges, pretax	$0.8	$—	$1.3	$—	$0.5	$2.6

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative charges related to the program as of September 30, 2007 were as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Write-off of capitalized homebuilding costs	$10.0	$—	$—	$—	$—	$10.0
One-time termination benefits to employees	3.1	0.1	1.5	—	1.3	6.0

Total restructuring charges, pretax	$13.1	$0.1	$1.5	$—	$1.3	$16.0

The Company does not expect to incur any additional charges related to the program.

At September 30, 2007, the accrued liability associated with the program consisted of the following:

	Balance at				Balance at
	December 31,	Costs	Non-cash		September 30,	Due within
	2006	Accrued	Adjustments	Payments	2007	12 months

Write-off of capitalized homebuilding costs	$—	$0.7	$(0.7)	$—	$—	$—
One-time termination benefits to employees	$1.3	1.9	—	(3.1)	0.1	0.1

Total	$1.3	$2.6	$(0.7)	$(3.1)	$0.1	$0.1

On October 8, 2007, the Company announced a restructuring of its business to enhance and accelerate the Company’s value creation process. The plan includes the divestiture of non-core assets, a significant reduction in capital expenditures, a leaner operating structure and an increased focus on the use of strategic business partners. As a result, the Company expects to take a charge to earnings of approximately $7.0 million. Approximately one-half of the total charges are expected to be incurred in the fourth quarter of 2007, with substantially all of the remaining charges to be recognized in 2008. The charges to be incurred will be primarily termination benefits to employees.

6.	Dispositions of Assets

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. On June 20, 2007, the Company closed on the sale of 15 of the 17 properties in the office building portfolio for a cash price of $277.5 million. In the aggregate, the transaction resulted in a pre-tax gain of $48.6 million, of which the Company realized $45.3 million, net of a deferred gain of $3.3 million on a sale leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash out flows related to these three properties over the next five years. The sale of the remaining two office buildings closed on August 7, 2007 for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The income/loss from and gain on the remaining 14 buildings of the office building portfolio are reflected in discontinued operations below.

Building sales included in discontinued operations for 2006 also include the operating results of Nextel II sold on December 20, 2006, One Crescent Ridge sold on September 29, 2006, and Prestige Place One & Two sold on June 28, 2006. The sales of Crescent Ridge and Prestige Place One & Two resulted in a pre-tax gain of $10.6 million and $4.4 million, respectively.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured by home inventory and is payable over eighteen months. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, related to the sale of Saussy Burbank.

Discontinued operations presented on the Consolidated Statements of Income included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Commercial Buildings:
Aggregate revenues	$1,474	$9,712	$18,392	$30,800

Pre-tax income (loss)	471	(427)	2,637	(1,565)
Pre-tax gain on sale	10,150	10,618	47,783	14,983
Income taxes	5,467	3,822	20,425	5,032

Income from discontinued operations	$5,154	$6,369	$29,995	$8,386

Saussy Burbank:
Aggregate revenues	$—	$45,143	$56,626	$127,223

Pre-tax income (loss)	(17)	3,288	1,917	8,495
Pre-tax gain (loss) on sale	—	—	(207)	—
Income taxes (benefit)	(8)	1,233	667	3,186

Income (loss) from discontinued operations	$(9)	$2,055	$1,043	$5,309

Total income from discontinued operations	$5,145	$8,424	$31,038	$13,695

7.	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of entities. Although SFAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to the classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS 150 solely as a result of consolidation, including minority interests of entities with specific termination dates. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At September 30, 2007, the carrying amount of the minority interest in Artisan Park was $6.7 million, which approximated fair market value. The Company has no other material financial instruments that are affected by SFAS 150.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investment in Real Estate

Real estate by segment includes the following (in thousands):

	September 30, 2007	December 31, 2006

Operating property:
Residential real estate	$150,023	$104,341
Commercial real estate	9,525	9,366
Rural land sales	139	197
Forestry	88,534	135,932
Other	309	61

Total operating property	248,530	249,897

Development property:
Residential real estate	642,251	623,483
Commercial real estate	58,667	56,669
Rural land sales	7,931	7,996
Other	368	294

Total development property	709,217	688,442

Investment property:
Commercial real estate	1,846	311,362
Rural land sales	126	412
Forestry	1,495	1,372
Other	5,995	7,645

Total investment property	9,462	320,791

Investment in unconsolidated affiliates:
Residential real estate	9,353	9,406

Total real estate investments	976,562	1,268,536
Less: Accumulated depreciation	25,836	54,974

Investment in real estate investments	$950,726	$1,213,562

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

Depreciation expense from continuing operations reported on real estate was approximately $7.8 million and $8.1 million in the nine months ended September 30, 2007 and 2006, respectively.

9.	Acquisition

On August 16, 2007, the Company purchased the Greg Norman-designed Shark’s Tooth Golf Club, 28 fully-developed home-sites, additional land parcels and beach and tennis club facilities in the Wild Heron community near Panama City Beach, Florida for approximately $30.0 million. The acquisition is being accounted for under the purchase method of accounting and as such, the results of operations are included in the consolidated financial statements from the date of acquisition, in the residential real estate segment. The acquisition was recorded by allocating the cost of the assets acquired, including liabilities assumed, based on their estimated fair values at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date. The valuation of assets and liabilities assumed has been determined and the purchase price has been allocated as follows:

(In millions)

Land	$23.0
Buildings	4.3
Furniture and fixtures	0.8
Inventory	0.3
Liabilities assumed	(4.0)

Net assets acquired	$24.4

10.	Asset Impairments

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The overall decrease in demand and market prices for residential real estate indicates that certain carrying amounts within our residential real estate segment may not be recoverable. As a result of the third quarter 2007 impairment analysis, the Company recorded an impairment charge of $13.0 million in the residential real estate segment.

11.	Goodwill Impairment

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method of accounting. The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The Company’s current estimate of fair value based upon market analysis indicates that goodwill would not be recoverable. Accordingly, the Company has recorded an impairment charge of $7.4 million to reduce the goodwill carrying value of Sunshine State Cypress to zero in the forestry segment during the third quarter 2007.

12.	Debt

Debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006

Senior revolving credit facility	$90,000	$60,000
Senior notes	240,000	307,000
Debt secured by securities, certain commercial and residential property	106,622	156,056
Bridge loan	100,000	100,000
Bond payable	4,000	4,000

Total debt	$540,622	$627,056

On June 20, 2007, the Company closed the sale of 15 of the 17 properties in its office building portfolio. The Company retired approximately $52.9 million of mortgage debt in connection with the sale of these buildings. On August 7, 2007, the Company closed the sale of one of the remaining two buildings in its office building portfolio

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and approximately $29.3 million of mortgage debt was defeased in connection with the sale. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt (see note 4). The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. The cash flows from these securities have interest and maturity payments that coincide with the scheduled debt service payments of the mortgage note and ultimate payment of principal. The treasury securities were then substituted for the office building that originally served as collateral for the mortgage debt. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s consolidated balance sheet at September 30, 2007 since the transaction was not considered to be an extinguishment of debt.

On September 19, 2007, the Company closed the sale of the remaining building in its office building portfolio. The purchase price included the assumption of approximately $28.5 million of mortgage debt by the buyer.

The aggregate maturities of debt subsequent to September 30, 2007 are as follows (in millions):

2007	$90.0
2008	104.4
2009	26.6
2010	38.2
2011	10.5
Thereafter	270.9

Total	$540.6

In February 2007, the Company increased the size of its revolving credit facility (the “Credit Facility”) to $500 million. None of the material terms of the Credit Facility were changed in connection with the expansion. Proceeds from the increased Credit Facility have been and will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

In June 2007, the Company amended its Credit Facility to favorably adjust the financial covenant addressing the fixed charge coverage ratio. In July 2007, the Company also entered into amendments to its 2002 and 2005 senior notes making the same adjustments to their fixed charge covenants.

13.	Employee Benefit Plans

A summary of the net periodic pension (credit) expense follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$1,059	$1,222	$3,177	3,667
Interest cost	2,074	2,180	6,220	6,540
Expected return on assets	(4,247)	(4,250)	(12,740)	(13,344)
Prior service costs	172	180	514	541
Settlement charge	—	133	—	133
Curtailment charge	—	148	135	148

Total pension (credit) expense	$(942)	$(387)	$(2,694)	$(2,315)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

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

The Internal Revenue Service (IRS) recently examined the federal income tax returns of the Company for the years 2000 through 2004. At the end of March 2007, the Company effectively settled its contested tax positions with the IRS. This settlement resulted in an additional amount owed for 2000 through 2004 tax years of approximately $83.2 million, which had previously been accrued under SFAS 109 and SFAS 5. This amount includes estimated interest of approximately $16.7 million (before tax benefit). This settlement with the IRS resulted in an income tax benefit during the nine months ended September 30, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. Since the information about the settlement with the IRS was not available at the implementation date of FIN 48 or at the time of filing of the Company’s Form 10-K for 2006, the effect has been recognized in net income for the nine month period ended September 30, 2007 and was not reflected in a cumulative effect adjustment upon the adoption of FIN 48. Tax years 2005 and 2006 remain subject to examination. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

During the third quarter of 2007, we determined that our effective state tax rate used in determining the tax effect on the gain on discontinued operations recorded in the second quarter should have been higher. The resulting $1.3 million adjustment was recorded in the third quarter income tax expense offset against the gain on sales of discontinued operations and income taxes payable. Neither the origination nor the correction was material to our financial statements.

15.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells home-sites and now to a lesser extent homes, due to the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood, timber and other forest products.

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

The Company’s reportable segments are strategic business units that offer different products and services. Decisions about allocations of resources are determined by management based on these strategic business units. Effective August 18, 2006, the implementation of strategy and decisions is deployed through geographic-based managers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment, adjusted as a result of discontinued operations, follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating Revenues:
Residential real estate	$31,336	$86,894	$112,840	$278,013
Commercial real estate	6,378	13,554	19,452	23,553
Rural land sales	31,883	16,378	131,467	58,447
Forestry	9,489	7,204	25,896	23,505

Consolidated operating revenues	$79,086	$124,030	$289,655	$383,518

Income (loss) from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(26,192)	$(7,581)	$(32,409)	$19,826
Commercial real estate	2,337	8,239	10,773	10,483
Rural land sales	27,741	12,296	75,283	45,813
Forestry	(5,650)	1,390	(3,760)	4,373
Other	(15,808)	(16,443)	(42,380)	(54,102)

Consolidated income (loss) from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	$(17,572)	$(2,099)	$7,507	$26,393

	September 30, 2007	December 31, 2006

Total Assets:
Residential real estate	$896,803	$838,773
Commercial real estate	72,477	389,840
Rural land sales	9,599	30,907
Forestry	128,193	149,323
Corporate	178,349	151,552

Total Assets	$1,285,421	$1,560,395

16.	Contingencies

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

At September 30, 2007 and December 31, 2006, the Company was party to surety bonds of $45.0 million and $64.3 million, respectively, and standby letters of credit in the amounts of $22.7 million and $25.0 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007 and December 31, 2006, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company separately funded the costs of remediation, which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. We expect the remaining balance held in escrow to be released to the Company in 2008. The release of escrow funds will not have any effect on our earnings.

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

Other proceedings involving environmental matters are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity. Aggregate environmental-related accruals were $3.3 million and $3.4 million as of September 30, 2007 and December 31, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The St. Joe Company is one of the largest real estate development companies in Florida. We believe we have one of the largest inventories of private land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low cost basis. In order to optimize the value of these core real estate assets, we seek to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets through the enhancement, entitlement, development and subsequent sale of residential and commercial parcels, home-sites and housing units or through the direct sale of unimproved land.

We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry.

Our residential real estate segment generates revenues from:

•	the sale of developed home-sites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	rental income;

•	resort and club operations;

•	investments in limited partnerships and joint ventures; and

•	brokerage and title issuance fees on certain transactions within our residential real estate developments.

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office and industrial uses.

Our rural land sales segment generates revenues from:

•	the sale of parcels of undeveloped land; and

•	the sale of rural land with limited development.

Our forestry segment generates revenues from the sale of pulpwood, timber and forest products

Our ability to generate revenues, cash flows and profitability is directly related to the real estate market in Florida. Economic, political and weather-related conditions could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials, the cost and availability of insurance, the availability of and changes in prices of fuel and energy, and other factors affecting us and the real estate industry in general and coastal real estate in particular. Additionally, adverse pricing and unavailability of credit could reduce the demand for home-sites we develop, particularly primary home-sites, and commercial properties we develop or sell.

Sales of residential real estate slowed significantly beginning in late 2005, and market conditions have continued to deteriorate during 2007. As a result, inventories of resale homes and home-sites have risen dramatically in our markets and have negatively impacted sales of our products. Further, the recent highly publicized problems in the mortgage lending industry have led to higher interest rates and stricter credit standards, which conditions have created additional negative pressure on demand and consumer confidence in housing. At this time, there is little visibility for when the market for residential real estate will improve.

On October 8, 2007, the Company announced a restructuring of its business to enhance and accelerate the Company’s value creation process. The plan includes the divestiture of non-core assets, a significant reduction in capital expenditures, the elimination of quarterly dividends, a leaner operating structure and an increased focus on the use of strategic business partners. The new operating structure will consist of a lean corporate center focused on regional planning, land-use entitlements, and business-to-business relationships with strategic partners and customers. We will increase our efforts to stimulate regional economic development and to identify and manage key regional inducers. In connection with this plan, approximately 500 employees in our hospitality, recreational and golf operations are being transferred to third-party leisure, hospitality and lifestyle companies. Approximately 260 additional positions company-wide, particularly in project development and related support staff, will be either eliminated or transferred to strategic partners and customers by the end of 2008.

Forward-Looking Statements

We make forward-looking statements in this Report, particularly in the Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “plan”, “should”, “forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	future residential and commercial entitlements;

•	expected development timetables and projected timing for sales or closing of housing units or home-sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land or building sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including homebuilders;

•	the pace at which we release new products for sale;

•	comparisons to historical projects;

•	the amount of dividends, if any, we pay; and

•	the number or dollar amount of shares of Company stock which may be purchased under our existing or future share-repurchase programs.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	changes in perceptions or conditions in the national real estate market or the real estate markets in the state and regions in which we operate;

•	changes in interest rates, availability of mortgage financing and the performance of the financial markets;

•	an event of default under our credit facility, senior notes and certain other debt or the restructuring of such debt on terms less favorable to us;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home-sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments and rentals;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	changes in market rental rates for our commercial and resort properties;

•	changes in the prices or availability of wood products;

•	the pace of development of public infrastructure, particularly in Northwest Florida, including a proposed new airport in Bay county, which is dependent on the availability of adequate funding and the successful resolution of any legal challenges;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida, particularly in coastal areas;

•	changes in real estate property taxes in Florida;

•	changes in gasoline prices; and

•	acts of war, terrorism, or other geopolitical events.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in these policies during the first nine months of 2007, except for changes related to the accounting for income taxes, as described below.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

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

Results of Operations

Net income decreased $12.8 million to a loss of $(6.8) million, or $(0.09) per share, in the third quarter of 2007, compared to $6.0 million, or $0.08 per share, for the third quarter of 2006. We had a loss from continuing operations, net of taxes, for the third quarter of 2007 of $(11.9) million, or $(0.16) per share, which was offset by after tax income from discontinued operations of $5.1 million, or $0.07 per share, primarily related to the sale of our office building portfolio. This compares to a loss from continuing operations, net of taxes, for the third quarter of 2006 of $(2.4) million, or $(0.03) per share, which was offset by after tax income from discontinued operations of $8.4 million, or $0.11 per share, primarily related to the sale of office buildings. Net income for the first nine months of 2007 was $38.2 million, or $0.51 per share, compared to $28.7 million, or $0.39 per share, for the first nine months of 2006. Results for the three month and nine month periods ended September 30, 2007 and 2006 reported in discontinued operations include the operating results of 14 of the 17 buildings in our commercial building portfolio, the operations of our North Carolina based residential homebuilding business, Saussy Burbank, and the operations of four commercial buildings sold in 2006.

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales, and forestry. Real estate sales are generated from sales of home-sites and housing units, parcels of developed and undeveloped land, and commercial buildings which are not reported as discontinued operations. Rental revenue is generated primarily from lease income related to our marina operations. Timber sales are generated from the forestry segment. Other revenues are primarily club operations from the residential real estate segment.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three month and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Difference	% Change	2007	2006	Difference	% Change
				(Dollars in millions)

Revenues:
Real estate sales	$56.1	$104.1	$(48.0)	(46)%	$227.8	$324.8	$(97.0)	(30)%
Rental revenues	1.4	1.4	—	—	4.3	3.8	0.5	13
Timber sales	9.5	7.2	2.3	32	25.9	23.5	2.4	10
Other revenues	12.1	11.3	0.8	7	31.6	31.4	0.2	1

Total	79.1	124.0	(44.9)	(36)	289.6	383.5	(93.9)	(24)

Expenses:
Cost of real estate sales	17.5	56.3	(38.8)	(69)	110.5	179.1	(68.6)	(38)
Cost of rental revenues	2.8	1.2	1.6	133	5.4	3.0	2.4	80
Cost of timber sales	6.8	5.3	1.5	28	19.9	17.5	2.4	14
Cost of other revenues	11.9	12.9	(1.0)	(8)	31.4	32.9	(1.5)	(5)
Other operating expenses	18.2	18.5	(0.3)	2	49.7	51.6	(1.9)	(4)

Total	$57.2	$94.2	$(37.0)	(39)%	$216.9	$284.1	$(67.2)	(24)%

The decreases in real estate sales revenue and cost of real estate sales for the three month and nine month periods ended September 30, 2007 compared to 2006 were primarily due to lower sales volume and prices in our residential real estate segment as a result of the current slowdown in the real estate market. Despite these decreases, our gross margin percentage on real estate sales increased during the three and nine month periods ended September 30, 2007 compared to 2006 primarily as a result of a change in mix to higher-margin rural land sales. Timber sales and cost of timber sales increased for the three month and nine month periods ended September 30, 2007 compared to 2006 primarily due to increased volume levels. Other operating expenses included a $5.0 million termination fee paid to a third-party management company in our residential real estate segment. Other operating expenses decreased during the nine months ended September 30, 2007 compared to 2006 primarily due to lower administrative costs subsequent to the restructuring in our rural land sales segment. For further discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, decreased $2.4 million or 21%, to $8.9 million in the third quarter of 2007, from $11.3 million in the third quarter of 2006. Corporate expense decreased $14.6 million, or 36%, to $26.0 million in the first nine months of 2007, from $40.6 million in the first nine months of 2006. The decreases in corporate expense were primarily due to decreases in total stock compensation costs of $0.8 million and bonus expense of $0.8 million for the three month period ended September 30, 2007 compared to 2006 and a decrease in total stock compensation costs of $6.4 million for the nine month period ended September 30, 2007 compared to 2006. Total stock compensation decreased because the 2006 periods included the accelerated amortization of restricted stock related to the retirement of our former President COO, and there were fewer overall share-based payment arrangement participants and unvested outstanding stock options in 2007. Other general and administrative expenses decreased approximately $0.8 million and $8.2 million for the three and nine month periods ended September 30, 2007 compared to 2006, respectively. The decrease in both cases was primarily a result of an increase in corporate support service expenses charged to other business segments, completion of our 2006 marketing program and overall cost savings initiatives.

Impairment losses.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The overall decrease in demand and market prices for residential real estate indicates that carrying amounts within our residential real estate segment may not be recoverable. As a result of our third quarter 2007 impairment analysis, we recorded an impairment charge of $13.0 million in the residential real estate segment. We announced on October 8, 2007 our plan to dispose of Sunshine State Cypress as part of our restructuring plan. Our current estimate of its fair value based upon market analysis indicates that goodwill would not be recoverable. Accordingly, we recorded an impairment charge of $7.4 million to reduce the goodwill carrying value of Sunshine State Cypress to zero in the forestry segment. We also recorded an impairment charge of $2.2 million to approximate fair value, less costs to sell, related to our investment in Saussy Burbank which was sold earlier this year, and is reported as part of our discontinued operations.

Restructuring charge.  Restructuring charges include the write-off of capitalized homebuilding costs and one-time termination benefits in connection with our exit from the Florida homebuilding business and corporate reorganization. We recorded a restructuring (benefit) charge of $(0.4) million and $2.6 million in the three month and nine month periods ended September 30, 2007, respectively, compared to a charge of $13.1 million in both the three and nine month periods ended September 30, 2006. The $(0.4) million benefit recognized in the third quarter of 2007 was due to certain employees forfeiting their one-time termination benefits. None of the costs associated with our restructuring plan announced on October 8, 2007, except for the impact on the carrying value of assets, have been reflected in the three and nine month periods ended September 30, 2007. Such costs are expected to be charged beginning in the fourth quarter of 2007 through 2008.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, fair value adjustments and other income. Total other income (expense) was $(5.3) million and $(2.2) million for the three month periods ended September 30, 2007 and 2006, respectively, and $(1.4) million and $(4.0) million for the nine month periods ended September 30, 2007 and 2006, respectively. Interest expense decreased $0.2 million during the quarter 2007 compared to 2006 due to a decrease in our senior note debt and increased $5.9 million during the nine month periods ended September 30, 2007 compared to 2006 primarily as a result of an increase in average borrowings in 2007 as well as less capitalized interest. Other income, net decreased $4.1 million and increased $0.3 million during the three and nine month periods ended September 30, 2007, respectively. The decrease during the three month period ended September 30, 2007 was primarily related to recording a loss of $1.2 million related to the monetization of installment notes receivable and $2.6 million related to a contractor settlement within our residential real estate segment. The year to date increase includes a receipt of a $3.5 million insurance settlement relating to the defense of an outstanding litigation matter in the first quarter of 2007. Gain on disposition of assets was $7.8 million during the nine month period ended September 30, 2007 and represents the gain associated with three of the 17 buildings sold as part of our office building portfolio and in which we had a continuing involvement as lessee.

Equity in income (loss) of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in income (loss) of unconsolidated affiliates decreased $2.6 million and $7.1 million in the three month and nine month periods ended September 30, 2007, respectively. The decrease was primarily due to lower earnings from our investments in residential joint ventures, Rivercrest and Paseos, which are substantially sold out.

Income tax expense.  Income tax expense (benefit), including income tax on discontinued operations, totaled $(1.3) million and $6.3 million for the three month periods ended September 30, 2007 and 2006, respectively, and $20.5 million and $21.0 million for the nine month periods ended September 30, 2007 and 2006, respectively. We recorded total tax benefit of $(1.3) million during the third quarter of 2007 against a pretax loss of $8.1 million. However, our third quarter 2007 tax benefit would have been $(2.6) million except that we recorded a $1.3 million adjustment because we determined that the effective state tax rate we used in computing the tax effect on the gain on discontinued operations recorded in the second quarter should have been higher by that amount. Our tax rate was 51% for the three month period ended September 30, 2006. Our tax rate was 35% and 42% for the nine month periods ended September 30, 2007 and 2006, respectively. Our year to date tax rate was higher in 2006 primarily as a result of recognizing interest expense on uncertain tax positions as a tax expense. Recently, the Internal Revenue Service (IRS) examined our federal income tax returns for the years 2000 through 2004. We effectively settled with the IRS in March 2007 with regards to our contested tax positions. This settlement resulted in an income tax benefit during the quarter ended March 31, 2007, of approximately $3.1 million for amounts previously reserved.

Discontinued Operations.  Income from discontinued operations primarily consists of the results associated with the sales of our office building portfolio and Saussy Burbank. Income from discontinued operations, net of tax, totaled $5.1 million and $8.4 million for the three month periods ended September 30, 2007 and 2006, respectively, and $31.0 million and $13.7 million for the nine month periods ended September 30, 2007 and 2006, respectively. See the Residential Real Estate and Commercial Real Estate sections below for further details on discontinued operations.

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

Residential sales slowed significantly beginning in late 2005 and market conditions have continued to deteriorate during 2007. As a result of the slowdown, inventories of resale homes and home-sites have risen dramatically in our markets. Through the first nine months of 2007 high resale inventory levels continued to negatively impact sales of our products in our markets. Further, the recent highly publicized problems in the mortgage lending industry have led to higher interest rates and stricter credit standards, which conditions have created additional negative pressure on demand and consumer confidence in housing. At this time, there is little visibility for when the market for residential real estate will improve.

For the third quarter 2007 we recorded impairments totaling $13.0 million. Approximately $5.2 million of the impairments related to capitalized costs at certain projects due to changes in development plans, and approximately $7.8 million related primarily to completed spec homes in several communities due to current adverse market conditions for residential real estate.

During the third quarter 2006, we announced that we are exiting the Florida homebuilding business to focus on master-planning, entitlements and maximizing the value of our landholdings through place making. Under our Florida homebuilding exit plan, our internal homebuilding operations will wind down by mid-2008.

We are continuing to develop our relationships with national, regional and local developers and homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various communities. These transactions involve land positions in pre-development phases of our communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital intensity and increasing efficiency in how we deliver primary real estate to the market. We expect national and regional developers and homebuilders to be important business partners going forward.

On May 3, 2007 we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank (see Discontinued Operations below).

The following is a description of some of our major communities in Florida:

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community includes approximately 1,140 units, including an 11-unit private residence club with fractional ownership. The community includes the WaterColor Inn and Resort, the recipient of many notable awards. Other amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

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

WaterSound is situated on approximately 2,425 acres and planned for a mixed-use resort community. It is located approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. In addition to 1,432 residential units, WaterSound plans include approximately 450,000 square feet of commercial space, a 6— hole golf course, pools, parks and other amenities.

RiverCamps on Crooked Creek is situated on approximately 1,491 acres in western Bay County bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The community is planned for 408 high-quality finished cabins in a low-density, rustic setting with access to various outdoor activities such as fishing, boating and hiking.

WindMark Beach is situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe and includes approximately 3.5 miles of beachfront. This beachfront resort destination is planned to include approximately 1,662 units and 75,000 square feet of commercial space.

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

RiverTown is situated on approximately 4,170 acres located in St. Johns County south of Jacksonville along the St. Johns River. With parks and public meeting places, RiverTown is being planned for 4,500 housing units and 500,000 square feet of commercial space. RiverTown is designed to have seven unique neighborhoods interwoven with community and retail areas by a series of bike paths and walkways, with all roads leading to the community’s centerpiece, the St. John’s River. The community will offer homebuyers a wide variety of price points and lifestyles, appealing to several different target markets, including primary and second-home buyers.

Victoria Park is situated on approximately 1,859 acres in Volusia County near Interstate 4 in the historic college town of Deland between Daytona Beach and Orlando. Plans for Victoria Park include approximately 4,200 single and multi-family units built among parks, lakes and conservation areas. Victoria Park includes an award-winning 18-hole golf course.

Artisan Park, located in Celebration, near Orlando, was developed through a joint venture in which we own 74%. Artisan Park is situated on approximately 175 acres which we acquired in 2002. Artisan Park includes approximately 267 single-family units, 47 townhomes, and 302 condominium units as well as parks, trails and a community clubhouse with a pool.

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

The table below sets forth the results of continuing operations of our residential real estate segment for the three month and nine month periods ended September 30, 2007 and 2006.

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Revenues:
Real estate sales	$18.0	$75.3	$79.0	$245.9
Rental revenue	1.2	0.6	2.4	1.4
Other revenues	12.1	11.0	31.5	30.7

Total revenues	31.3	86.9	112.9	278.0

Expenses:
Cost of real estate sales	12.0	52.6	49.6	168.8
Cost of rental revenue	2.6	0.6	4.0	1.4
Cost of other revenues	11.9	12.9	31.4	32.9
Other operating expenses	15.1	13.8	39.2	36.0
Depreciation and amortization	3.0	2.9	8.6	8.2
Restructuring charge	(0.4)	11.9	0.8	11.9
Impairment charge	13.0	—	13.0	—

Total expenses	57.2	94.7	146.6	259.2

Other income (expense)	(0.2)	0.2	1.3	1.0

Pre-tax (loss ) income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest	$(26.1)	$(7.6)	$(32.4)	$19.8

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

Our townhomes are attached residences sold individually along with the underlying parcel of land. Revenues and cost of sales for our townhomes are accounted for using the full accrual method. These units differ from multi-family and PRC units, in which buyers hold title to a unit (or in the case of PRC, a fractional share of a unit) within a building and an interest in the underlying land held in common with other building association members.

Profit is deferred on home-site sales when required development is not complete at the time of the sale. Currently, we are deferring a portion of profit from home site sales at WaterSound West Beach and SummerCamp Beach. Home site sales are recorded at the time of closing, but a portion of revenue and gross profit on the sales at those communities is deferred in proportion to required development not yet completed in relation to total required development costs and recognized by the percentage-of-completion method as the work is completed. From project inception to date, remaining unrecognized deferred profit at WaterSound West Beach was $0.5 million, which is expected to be recognized over the next year. At SummerCamp Beach, $8.9 million of deferred profit remains to be recognized, which we expect to recognize over the next several years.

At RiverCamps on Crooked Creek the required infrastructure was completed in the second quarter 2007 and all deferred profit related to the required development had been recognized.

Real estate sales include sales of homes and home-sites. Cost of real estate sales for homes and home-sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

Three Months Ended September 30, 2007 and 2006

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
			(Dollars in millions)

Sales	$9.6	$8.4	$18.0	$54.9	$20.4	$75.3
Cost of sales:
Direct costs	6.5	3.3	9.8	35.7	8.3	44.0
Selling costs	0.4	0.3	0.7	2.7	0.6	3.3
Other indirect costs	1.1	0.4	1.5	4.5	0.8	5.3

Total cost of sales	8.0	4.0	12.0	42.9	9.7	52.6

Gross profit	$1.6	$4.4	$6.0	$12.0	$10.7	$22.7

Gross profit margin	17%	52%	33%	22%	52%	30%

The overall decreases in the amounts of real estate sales and gross profit were due primarily to a decrease in primary home closings and home site closings in various communities as a result of adverse market conditions. The increase in the overall gross profit margin percentage is due to a change in the mix of home and home site sales.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest, Paseos and East San Marco, three 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	5	$4.3	$3.6	$0.7	4	$4.8	$4.1	$0.7
Home-sites	10	5.7	2.1	3.6	28	11.2	4.7	6.5
Primary
Single-family homes	1	0.2	—	0.2	54	15.9	13.2	2.7
Home-sites	34	2.5	1.6	0.9	39	2.3	1.3	1.0
Northeast Florida:
Primary
Single-family homes	2	0.9	0.8	0.1	16	9.0	7.2	1.8
Central Florida:
Primary
Single-family homes	5	2.4	2.0	0.4	48	20.4	15.3	5.1
Multi-family homes	3	1.2	1.1	0.1	35	4.2	2.6	1.6
Townhomes	1	0.6	0.5	0.1	2	0.6	0.5	0.1
Home-sites	5	0.2	0.3	(0.1)	67	6.9	3.7	3.2

Total	66	$18.0	$12.0	$6.0	293	$75.3	$52.6	$22.7

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

In our Northwest Florida resort and seasonal communities, third quarter 2007 gross profit margins on home sales were comparable with third quarter 2006 while the gross profit margin from home-site sales were slightly higher at 63% compared to 58% in 2006. Homes and homesite revenues decreased as compared to the same period in 2006 primarily due to fewer homesite closings in 2007. Gross profit margin remained stable due to the sale of one high margin unit in 2007.

In our Northwest Florida primary communities, home closings, revenues and gross profit decreased in the third quarter of 2007 as compared to the same period in 2006 due primarily to our exit from Florida homebuilding and adverse market conditions. Homesite closings and gross profit decreased slightly in the third quarter of 2007 compared with the third quarter 2006.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in the third quarter of 2007 as compared to the same period in 2006 since St. Johns Golf and Country Club is nearing its completion. Future home-site product will become available in Northeast Florida at RiverTown, where sales began in the fourth quarter of 2007.

In our Central Florida communities, the gross profit on total home sales decreased to $0.6 million in the third quarter of 2007 from $6.8 million in the third quarter of 2006. The decrease was due to a decline in unit closings resulting primarily from our exit from Florida homebuilding and adverse market conditions. Home-site closings, revenue and gross profit decreased in the third quarter of 2007 compared to the same period in 2006 as a result of adverse market conditions.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $12.1 million in the third quarter of 2007 with $11.9 million in related costs, compared to revenues totaling $11.0 million in the third quarter of 2006 with $12.9 million in related costs. The reduction in costs was achieved by improved processes and increased productivity.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $15.0 million in the third quarter of 2007 compared to $13.8 million in the third quarter 2006. The increase was primarily due to the recording of a $5.0 million termination fee paid to a third-party management company during the third quarter of 2007 as well as an increase in corporate support service cost allocations and less capitalized costs due to our exit from homebuilding.

We recorded a restructuring charge (benefit) in our residential real estate segment of $(0.4) million in the third quarter of 2007 in connection with our exit from the Florida homebuilding business and corporate reorganization compared to $11.9 million in 2006. The benefit was primarily related to certain employees forfeiting their one-time termination benefits.

Other income (expense) included a $2.6 million expense for a claim settled in September, 2007 with a contractor at WaterSound.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
			(Dollars in millions)

Sales	$41.7	$37.3	$79.0	$207.3	$38.6	$245.9
Cost of sales:
Direct costs	25.0	13.8	38.8	128.3	13.9	142.2
Selling costs	2.0	1.4	3.4	9.7	1.2	10.9
Other indirect costs	5.7	1.7	7.4	14.4	1.3	15.7

Total cost of sales	32.7	16.9	49.6	152.4	16.4	168.8

Gross profit	$9.0	$20.4	$29.4	$54.9	$22.2	$77.1

Gross profit margin	22%	55%	37%	26%	58%	31%

The overall decreases in real estate sales and gross profit were due primarily to a decrease in primary home closings in various communities primarily as a result of adverse market conditions. The increase in the overall gross profit margin is due to a change in the mix of home and home-site sales.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest, Paseos and East San Marco, three 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and
Seasonal Single-family homes	10	$13.3	$10.1	$3.2	11	$11.5	$9.0	$2.5
Multi-Family	1	0.9	0.6	0.3	—	—	—	—
Home-sites	41	23.0	7.5	15.5	52	22.1	8.3	13.8
Primary
Single-family homes	13	3.9	3.1	0.8	183	56.1	44.2	11.9
Townhomes	4	0.9	0.6	0.3	43	6.7	5.4	1.3
Home-sites	171	13.5	8.8	4.7	94	6.5	3.0	3.5
Northeast Florida:
Primary
Single-family homes	9	4.3	4.0	0.3	47	25.1	19.1	6.0
Home-sites	2	0.3	0.2	0.1	6	1.0	0.4	0.6
Central Florida:
Primary
Single-family homes	19	11.4	8.9	2.5	150	68.2	46.2	22.0
Multi-family homes	28	2.0	1.6	0.4	100	26.1	17.0	9.1
Townhomes	9	5.0	3.8	1.2	48	13.6	11.5	2.1
Home-sites	6	0.5	0.4	0.1	77	9.0	4.7	4.3

Total	313	$79.0	$49.6	$29.4	811	$245.9	$168.8	$77.1

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

In our Northwest Florida resort and seasonal communities, for the nine months ended September 30, 2007 revenues and gross profit increased due primarily to the sale of a higher priced beach front home in WaterSound Beach. The number of home site closings for the nine months ended September 30, 2007 decreased from the same period in 2006 due primarily to adverse market conditions. Revenues from home site sales increased to $23.0 million and the gross profit increased to $15.5 million in the nine months ended September 30, 2007 from $22.1 million and $13.8 million, respectively, in the same period for 2006 due primarily to the 2007 sales of higher-margin beachfront lots in each of the WaterColor and WaterSound Beach communities.

In our Northwest Florida primary communities, home closings, revenues and gross profit decreased for the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to our exiting the Florida homebuilding business and adverse market conditions. Townhome revenues and the number of townhomes closed decreased for the nine months ended September 30, 2007 as compared to the same period in 2006 as we have closed most of the townhomes previously offered for sale in these communities. Home site closings and gross profit increased for the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to increased closings in SouthWood and Hawks Landing resulting from our expanding relationships with national and regional homebuilders.

In our Northeast Florida communities, closed units, revenues and gross profit decreased for the nine months ended September 30, 2007 as compared to the same period in 2006 since St. Johns Golf and Country Club is nearing its completion. Future home site product will become available in Northeast Florida at RiverTown, where sales began in the fourth quarter of 2007.

In our Central Florida communities, the gross profit on single-family home sales decreased to $2.5 million for the nine months ended September 30, 2007 as compared to $22.0 million in the same period in 2006 due to decreased unit closings resulting primarily from our Florida homebuilding exit and adverse market conditions. The gross profit recognized using percentage-of-completion accounting on multi-family residences decreased significantly for the nine months ended September, 30 2007 as compared to the same period in 2006 as the multi-family residences at Artisan Park were substantially completed in 2006 even though 28 units closed in the first nine months of 2007. Home site closings and revenue decreased for the nine months ended September 30, 2007 compared with the same period in 2006 due to adverse market conditions. Townhome closings, revenues and gross profit decreased due to lack of available product.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations and brokerage activities. Other revenues were $31.5 million for the nine months ended September 30, 2007 with $31.4 million in related costs, compared to revenues totaling $30.7 million for the nine months ended September 30, 2006 with $32.9 million in related costs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased to $39.2 million for the nine months ended September 30, 2007 from $36.0 million for the same period 2006. The increase was primarily due to the recording of a $5.0 million termination fee with a third-party management company during the third quarter of 2007 as well as an increase in corporate support service cost allocations and less capitalized costs due to our exit from homebuilding.

We recorded a restructuring charge in our residential real estate segment of $0.8 million in the first nine months of 2007 in connection with our exit from the Florida homebuilding business and corporate reorganization, compared to $11.9 million in 2006. The 2007 charge included $0.7 million related to the write-off of capitalized homebuilding costs and $0.1 million related to one-time termination benefits for affected employees.

Other income (expense) included a $2.6 million expense for a claim settled in September 2007 with a contractor at WaterSound.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. The results of Saussy Burbank have been reported as discontinued operations in the three months and nine months ended September 30, 2007 and 2006. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

The table below sets forth the operating results of our discontinued operations of Saussy Burbank for the three month and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Revenues:
Real estate sales	$—	$45.1	$56.7	$127.2

Expenses:
Cost of real estate sales		39.3	49.7	111.3
Other operating expenses		2.7	3.1	7.8
Impairment loss	—	—	2.2	—

Total expenses		42.0	55.0	119.1
Equity in income of unconsolidated affiliate	—	0.1	0.2	0.3

Pre-tax income from discontinued operations	$—	$3.2	$1.9	$8.4

Income tax expense	—	1.2	0.7	3.1

Income from discontinued operations, net of tax		2.0	1.2	5.3
Loss on sale, net of tax	—	—	(0.1)	—

Total income from discontinued operations, net of tax	$—	$2.0	$1.1	$5.3

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office and commercial uses. We sell and develop commercial land and provide development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects.

The table below sets forth the results of our continuing operations of our commercial real estate segment for the three month and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Revenues:
Real estate sales	$6.1	$12.4	$17.4	$20.5
Rental revenues	0.3	0.8	1.9	2.4
Other revenues	—	0.3	0.1	0.6

Total revenues	6.4	13.5	19.4	23.5

Expenses:
Cost of real estate sales	2.5	2.3	9.9	5.6
Cost of rental revenues	0.1	0.6	1.3	1.6
Other operating expenses	1.5	1.6	4.4	5.5
Depreciation and amortization	0.2	0.6	1.0	1.9
Restructuring charge	—	0.2	—	0.2

Total expenses	4.3	5.3	16.6	14.8
Other income	0.2	—	8.0	1.7

Pre-tax income from continuing operations	$2.3	$8.2	$10.8	$10.4

Real Estate Sales.  Commercial land sales for the three month and nine month periods ended September 30 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	per Acre	Proceeds	Revenue		on Sales
			(In thousands)		(In millions)

Three Months Ended September 30, 2007:
Northwest Florida	10	20	$309.0	$6.2	$6.1	(a)	$3.6	(a)
Total/Average	10	20	$309.0	$6.2	$6.1	(a)	$3.6	(a)

Three Months Ended September 30, 2006:
Northwest Florida	7	53	$204.0	$10.8	$12.4	(b)	$10.0	(b)
Total/Average	7	53	$204.0	$10.8	$12.4	(b)	$10.0	(b)

Nine Months Ended September 30, 2007:
Northwest Florida	26	58	$226.1	$13.1	$13.0	(a)	$6.5	(a)
Other	4	22	194.1	4.4	4.4		1.0

Total/Average	30	80	$217.1	$17.5	$17.4	(a)	$7.5	(a)

Nine Months Ended September 30, 2006:
Northwest Florida	18	70	$292.6	$22.4	$20.5	(c)	$14.9	(c)
Total/Average	18	70	$292.6	$22.4	$20.5	(c)	$14.9	(c)

(a)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2007. The nine months ended September 30, 2007 include previously deferred revenues and gain on sales of $0.1 million and $0.2 million, respectively.

(b)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $1.6 million and $0.8 million for the three months ended September 30, 2006.

(c)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $1.9 million and $0.2 million for the nine months ended September 30, 2006.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Included in the year to date 2007 results were sales of four parcels primarily in Texas considered non-core holdings totaling $4.4 million for a gross profit of $1.0 million.

Dispositions of Assets

On April 30, 2007, we entered into a Purchase and Sale Agreement for the disposition of our seventeen-building office portfolio, containing approximately 2.25 million net rentable square feet, for $383 million. On June 20, 2007, we closed the sale of 15 of the 17 properties for a sales price of $277.5 million. As discussed earlier, three of the 15 buildings have been reported in continuing operations and the remaining 12 have been reported in discontinued operations. The sale of one of the remaining two office buildings closed on August 7, 2007 for a sales price of $56.0 million. The sale of the final office building closed on September 19, 2007 for a sales price of $44.0 million. The operating results of these two buildings have been presented as discontinued operations.

The results of the three buildings reported in continuing operations are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Aggregate revenues	$—	$0.7	$1.5	$2.1

Pre-tax income (loss) from continuing operations	—	(0.3)	—	(0.9)
Pre-tax gain on sale	0.1	—	7.8	—
Income tax expense (benefit)	0.1	(0.1)	2.7	(0.4)

Total income (loss) from continuing operations, net of tax	$—	$(0.2)	$5.1	$(0.5)

Discontinued operations for the three month and nine month periods ended September 30, 2007 and 2006 include the results of operations of our 14 buildings sold in 2007, and four buildings sold in 2006 as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Aggregate revenues	$1.5	$9.7	$18.4	$30.8

Pre-tax income (loss) from discontinued operations	0.4	(0.4)	2.6	(1.5)
Pre-tax gain on sale	10.2	10.6	47.8	14.9
Income tax expense	5.4	3.8	20.4	5.0

Total income from discontinued operations, net of tax	$5.2	$6.4	$30.0	$8.4

Building sales included in discontinued operations for 2006 included the operating results of Nextel II sold on December 20, 2006, One Crescent Ridge sold on September 29, 2006, and Prestige Place One & Two sold on June 28, 2006. The sales of Crescent Ridge and Prestige Place One & Two resulted in a pre-tax gain of $10.6 million and $4.4 million, respectively.

Rural Land Sales

Our rural land sales segment markets for sale tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses. The rural land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three month and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Revenues:
Real estate sales	$31.9	$16.4	$131.5	$58.4

Expenses:
Cost of real estate sales	3.0	1.3	51.1	4.7
Other operating expenses	1.1	2.6	4.0	8.2
Depreciation and amortization	0.1	0.1	0.2	0.2
Restructuring charge	—	0.3	1.3	0.3

Total expenses	4.2	4.3	56.6	13.4

Other income	—	0.2	0.4	0.8

Pre-tax income from continuing operations	$27.7	$12.3	$75.3	$45.8

Rural land sales activity for the three month and nine month periods ended September 30, 2007 and 2006 was as follows:

	Number of	Number of	Average Price	Gross
	Sales	Acres	per Acre	Sales Price	Gross Profit
				(In millions)	(In millions)

Three Months Ended September 30:
2007	7	21,073	$1,513	$31.9	$28.8
2006	20	4,029	$4,070	$16.4	$15.1
Nine Months Ended September 30:
2007	33	87,098	$1,509	$131.5	$80.3
2006	69	17,479	$3,341	$58.4	$53.7

Land sales in the third quarter of 2007 included the sale of approximately 20,000 acres in northwest Florida for $28.5 million, or $1,425 per acre. Land sales in the nine month period ended September 30, 2007 also included the sale of 33,035 acres in southwest Georgia for $46.4 million or $1,405 per acre and 26,943 acres in Liberty and Gadsden counties for $34.5 million, or $1,281 per acre. After analysis of the physical characteristics and location of the land, we determined that it would take a significant amount of time and effort before we would be able to realize a higher and better value on these particular parcels. Cost of sales increased during the nine month period ended September 30, 2007 compared to 2006 primarily due to a higher cost basis associated with the sale of our southwest Georgia property, which we purchased in 2005.

We continually evaluate the pricing and timing of land sales based upon a careful analysis of the present value of the land. In October 2007, we announced that we are marketing for sale approximately 100,000 acres that currently fit our criteria for harvesting value.

Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and their highest and best use. As a result, average prices will vary from one period to another.

Forestry

The table below sets forth the results of operations of our forestry segment for the three month and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In millions)

Revenues:
Timber sales	$9.5	$7.2	$25.9	$23.5

Expenses:
Cost of timber sales	6.8	5.3	20.0	17.4
Other operating expenses	0.6	0.5	1.9	1.8
Depreciation and amortization	0.9	0.7	2.1	2.3
Impairment loss	7.4	—	7.4	—

Total expenses	15.7	6.5	31.4	21.5

Other income	0.5	0.7	1.7	2.4

Pre-tax income (loss) from continuing operations	$(5.7)	$1.4	$(3.8)	$4.4

Three Months Ended September 30, 2007 and 2006

Total revenues increased $2.3 million, or 32%, in the third quarter of 2007 compared to the comparable period in 2006. Total sales under our fiber agreement with Smurfit-Stone Container Corporation were $3.5 million (195,000 tons) in 2007 and $3.3 million (172,000 tons) in 2006. Sales revenue related to our fiber agreement remained stable despite the increase in volumes due to lower average pricing. Sales to other customers totaled $4.4 million (258,000 tons) in 2007 as compared to $2.7 million (166,000 tons) in 2006. The increase in revenue and tons for outside customers was attributed to dryer weather conditions, an increase in harvest tons and, to a lesser extent, an increase in sales prices. Revenues from the mill operation were $1.6 million in 2007 and $1.3 million in 2006. The increase was due to increased bagged and bulk mulch sales related to new customers.

Cost of sales for the third quarter of 2007 increased $1.5 million, or 28%, when compared to 2006. Cost of sales as a percentage of revenues were 72% in 2007 and 74% in 2006. Cost of sales for the mill operation were $1.3 million, or 81% of revenues, in 2007 and $1.0 million, or 77% of revenues, in 2006. The increase in cost of sales was due to increased consumption of raw materials and bagging supplies related to higher mulch sales and increased repair and maintenance costs.

Other income decreased $0.2 million during the second quarter 2007. The decrease was primarily due to a decrease in hunting club lease revenue as a result of two large land sales during the quarter ended June 30, 2007.

On October 8, 2007 we announced our plan to dispose of Sunshine State Cypress as part of our restructuring plan. Our current estimate of fair value based upon market analysis indicates that its goodwill would not be recoverable. Accordingly, we recorded an impairment charge of $7.4 million to reduce the goodwill carrying value of Sunshine State Cypress to zero during the third quarter 2007.

Nine Months Ended September 30, 2007 and 2006

Total revenues increased $2.4 million, or 10%, for the nine months ended September 30, 2007 compared to 2006. Sales under the fiber agreement were $10.0 million (561,000 tons) in 2007 and $9.8 million (521,000 tons) in 2006. Sales revenues related to our fiber agreement remained stable despite the increase in volumes due to lower average pricing. Sales to other customers totaled $9.4 million (538,000 tons) in the first nine months of 2007 as compared to $9.2 million (491,000 tons) in 2006. Dry weather conditions and additional loggers have increased our ability to harvest more tons resulting in increased revenues. Revenues for the mill operation increased to $6.5 million in 2007 compared to $4.5 million in 2006 primarily due to an increased customer base.

Cost of sales increased $2.6 million, or 15%, in 2007 compared to 2006. Cost of sales as a percentage of revenues were 77% in 2007 and 74% in 2006. The increase was primarily related to increased cut and haul costs due to hauling additional timber to Smurfit-Stone and additional road maintenance costs. Cost of sales for the mill operation were $5.6 million, or 86% of revenues, in 2007 compared to $3.9 million, or 87% of revenues, in 2006. The increase in cost of sales was primarily a result of an increase in sales demand and increased repair and maintenance costs.

Other income decreased $0.7 million during in 2007. The decrease was primarily due to a decrease in hunting club lease revenue related to two large land sales earlier this year and decreased fill dirt sales due to a construction slowdown resulting from adverse market conditions.

Year-to-date results for 2007 also include the $7.4 million impairment charge related to Sunshine State Cypress described above.

Liquidity and Capital Resources

We generate cash from:

•	Operations;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions and other debt; and

•	Issuances of equity, primarily from the exercise of employee stock options.

We use cash for:

•	Operations;

•	Real estate development, construction and homebuilding;

•	Repurchases of our common stock;

•	Payments of dividends;

•	Repayments of debt;

•	Payments of taxes; and

•	Investments in joint ventures and acquisitions.

We have recently announced a restructuring plan designed to significantly adjust our capital investment plans. We believe our restructuring plan will allow us to increase our financial flexibility over time by significantly reducing capital expenditures, decreasing selling, general and administrative expenses, divesting non-core assets, lowering debt and eliminating our current dividend. Management believes we have adequate resources to fund ongoing operating requirements and future capital expenditures related to our planned level of investment in real estate developments.

Cash Flows from Operating Activities

Net cash used in operations was $225.4 million and $217.7 million in the first nine months of 2007 and 2006, respectively. During such periods, expenditures relating to our residential real estate segment were $189.1 million and $492.2 million, respectively. Expenditures for operating properties of commercial land development and residential club and resort property development in the first nine months of 2007 and 2006 totaled $13.1 million and $24.7 million, respectively,

The expenditures for operating activities relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. Residential and commercial site infrastructure development and general amenity construction spending will be determined primarily by market conditions. Multi-family building construction will be dependent on pre-sale requirements being met. Also, due to our exit from homebuilding in Florida and the sale of Saussy Burbank, total expenditures for single-family home construction in the future are expected to decline to an immaterial amount.

As part of our restructuring plan we will limit our capital investments by shifting more development to a range of best-of-class strategic business partners that include branded builders, project developers, venture partners, alliances and key long-term customers. Capital investment for horizontal developments will be limited to our most strategic and valuable places. In 2008, we expect our capital expenditures to be less than $90 million.

Our current income tax payable was $7.1 million at September 30, 2007 and $9.9 million at December 31, 2006, respectively. Our net deferred income tax liability was $84.1 million and $211.1 million at September 30, 2007 and December 31, 2006, respectively. The change in our deferred tax accounts was primarily a result of the reversal of deferred tax gains related to the sale of our office building portfolio. In addition, we made $189.0 million in tax payments through the first nine months of 2007, inclusive of $86.0 million related to an IRS settlement for the years 2000 through 2004 in the first quarter of 2007. The disposition of our office building portfolio has also required us to make significant estimated tax payments during 2007.

Our accrued liabilities were $74.0 million and $123.5 million at September 30, 2007 and December 31, 2006, respectively. The decrease was primarily attributed to the settlement of a $39.0 million tax liability, which was part of our IRS examination as discussed above and in Note 14 to our consolidated financial statements.

In the quarter ended June 30, 2007, we sold 33,035 acres in southwest Georgia. In connection with this sale we recorded two installment notes in the aggregate amount of $46.4 million. These notes were monetized in July 2007 for $41.4 million in cash.

Cash Flows from Investing Activities

Net cash provided by investing activities was $327.8 million and $36.4 million in the first nine months of 2007 and 2006, respectively.

On April 30, 2007, we entered into a Purchase and Sale Agreement for the disposition of our seventeen-building office portfolio, containing approximately 2.25 million net rentable square feet, for $383 million. On June 20, 2007, we closed the sale of 15 of the 17 properties in the office building portfolio for a sale price of $277.5 million. The sale of one of the remaining two office buildings closed on August 7, 2007 for a sales price of $56.0 million, consisting of cash proceeds of approximately $26.7 million and the defeasance of approximately $29.3 million of mortgage debt. The sale of the final office building closed on September 19, 2007 for a sales price of $44.0 million, consisting of cash proceeds of approximately $16.6 million (including the return of certain tenant reserves and deposits) and the assumption of $28.5 million in mortgage debt. Net proceeds from these transactions have been and will be used to pay taxes and pay down debt.

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing. The remaining balance outstanding on the seller financing at September 30, 2007 was $33.8 million. Net proceeds from this transaction have been and will be used to pay taxes and pay down debt.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(127.5) million and $0.4 million in the first nine months of 2007 and 2006, respectively. At September 30, 2007, we had approximately $194.4 million of debt maturing in less than one year. We used the cash proceeds from the sales of our mid-Atlantic homebuilding operations and office building portfolio to pay down debt.

As a result of our restructuring plan, we have eliminated our quarterly dividend and we plan to return capital to shareholders through our share repurchase program over time. The elimination of the dividend will result in annual cash savings of approximately $45.0 million to $50.0 million.

As previously discussed, we monetized notes receivable in July 2007 for $41.4 million in cash. Proceeds from the transaction were used to pay down debt. On September 28, 2007, we sold approximately 20,000 acres in northwest Florida. In connection with this sale we recorded an installment note in the amount of $28.5 million. This note is expected to be monetized in November 2007 for approximately $25.6 million in cash. Proceeds from this transaction will also be used to pay down debt.

Our $500 million senior revolving credit facility (the “Credit Facility”), which matures in July 2009, bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%. The balance outstanding was $90.0 million and $60.0 million at September 30, 2007 and December 31, 2006, respectively. Proceeds from the Credit Facility have been and will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

The Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. In June 2007 we amended the Credit Facility to favorably adjust the financial covenant addressing the fixed charge coverage ratio to provide for a four quarter, instead of a two quarter, calculation. This change better reflects the lumpy nature of our quarterly earnings. We were in compliance with the covenants of the Credit Facility at September 30, 2007.

Senior notes issued in private placements had an outstanding principal amount of $240.0 million at September 30, 2007 and $307.0 million at December 31, 2006. During the first quarter 2007, we paid $67.0 million related to our Series B 2002 notes, which matured on February 7, 2007. The proceeds of the senior notes were used to finance development and construction projects, as well as for general corporate purposes. These senior notes have financial performance covenants similar to those in the Credit Facility. In July 2007, we entered into amendments to our 2002 and 2005 senior notes making the same adjustments to the fixed charge covenant as described above for the Credit Facility. We were in compliance with the covenants of these senior notes at September 30, 2007.

We have also used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $72.7 million and $43.1 million related to CDD bonds as of September 30, 2007 and December 31, 2006, respectively.

We are currently considering a number of alternatives to further enhance financial flexibility including the negotiation of an additional amendment to the financial covenants of our Credit Facility and senior notes, capital-market transactions and the acceleration of non-strategic rural land sales.

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at September 30, 2007. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program in 1998 to September 30, 2007, we have repurchased from shareholders 27,945,611 shares. During the nine month period ended September 30, 2007, we did not repurchase any shares from shareholders compared to 948,200 shares repurchased in the nine month period ended September 30, 2006.

Executives have surrendered a total of 2,304,717 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. During the nine month periods ended September 30, 2007 and 2006, executives surrendered a total of 51,158 and 74,601 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2007, we sold 33,035 acres of timberland in exchange for 15-year installment notes receivable in the amount of $46.4 million, which installment notes are fully backed by letters of credit issued by a third party financial institution. We contributed the installment notes to a bankruptcy-remote, qualified special purpose entity (“QSPE”) established in accordance with Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPE’s results are not consolidated in our financial statements.

The QSPE monetized the installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes and distributed approximately $41.8 million to us. The debt securities are payable solely out of the assets of the QSPE and proceeds from the letters of credit. The QSPE investors have no recourse to the Company for payment of the debt securities. We recorded a retained interest with respect to the QSPE of $3.7 million, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimate of key assumptions, including credit risk and interest rates. We deferred approximately $37.5 million of tax gain through this QSPE / installment sale structure.

Contractual Obligations and Commercial Commitments

We had debt obligations of $540.6 million and $627.1 million outstanding at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, we had $194.4 million of debt due within the next year. The decrease in outstanding debt obligations is primarily related to the pay down and assumption of debt related to the 17 buildings we sold in the second and third quarter of 2007 and of our Credit Facility. We had contractual purchase obligations of $69.6 million and $128.2 million outstanding at September 30, 2007 and December 31, 2006, respectively. These aggregate purchase obligation amounts include individual contract amounts in excess of $2.0 million.

There have been no other material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2006, during the first nine months of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, the balance outstanding under our Credit Facility was $90.0 million. This debt accrues interest at different rates based on the timing of the loan contracts under the facility and our preferences, but generally will be based on either one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of each contract. The debt potentially subjects us to interest rate risk relating to the change in LIBOR rates. If LIBOR had been 100 basis points higher or lower throughout the nine months ended September 30, 2007, the effect on net income over the same time period with respect to interest expense on the Credit Facility would have been a respective decrease or increase in the amount of $1.6 million pre-tax ($1.0 million net of tax).

There have been no other material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2006, during the first nine months of 2007.

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

(b) Changes in Internal Controls. During the quarter ended September 30, 2007, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 8, Contingencies.

Item 1A.  Risk Factors

We have revised the following risk factor from that set forth in our Annual Report on Form 10-K for the year ended December 31, 2006:

Increases in interest rates and the availability of mortgage financing could reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, including the construction price of a home that may be constructed on the property. Further, our homebuilder customers depend on purchasers who rely on mortgage financing. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. The uncertainties created by recent events in the sub-prime mortgage market and their impact on the overall mortgage market, including the increase in interest rates and the tightening of credit standards, could adversely affect the ability of prospective purchasers of home-sites and homes to obtain financing. These conditions could adversely affect potential purchasers of our products, including our homebuilder customers, thus preventing potential customers from purchasing our products.

In addition, changes in the federal income tax laws which would remove or limit the deduction for home mortgage interest could have an adverse impact on demand for our residential products. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, revenues, financial condition and results of operations may be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar
			Shares Purchased	Amount that
	(a)	(b)	as Part of Publicly	May Yet Be
	Total Number	Average	Announced Plans	Purchased Under
	of Shares	Price Paid	or Programs	the Plans or
Period	Purchased	per Share	(1)	Programs
				(In thousands)

Month Ended July 31, 2007	—	$—	—	$103,793
Month Ended August 31, 2007	—	$—	—	$103,793
Month Ended September 30, 2007	—	$—	—	$103,793

(1)	For a description of our Stock Repurchase Program, see Part I, Item 2, Liquidity and Capital Resources — Cash Flows from Financing Activities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-k dated December 14, 2004).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: November 6, 2007	/s/ Peter S. Rummell

Peter S. Rummell Chairman and Chief Executive Officer

Date: November 6, 2007	/s/ Janna L. Connolly

Janna L. Connolly Chief Accounting Officer