Form 10-K
period 2007-12-31
ST JOE CO
filed 2008-02-25
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2007, was approximately $3.34 billion.

As of February 21, 2008, there were 105,478,740 shares of Common Stock, no par value, issued and 75,320,370 shares outstanding, with 30,158,370 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of our Shareholders to be held on May 13, 2008 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our Shareholders to be held on May 13, 2008, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

As used throughout this Annual Report on Form 10-K, the terms “we,” “JOE,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

JOE was incorporated in 1936 and is now one of the largest real estate development companies in Florida. We believe that we are the largest private landowner in Florida. The majority of our land is located in Northwest Florida. We own approximately 700,000 acres, approximately 310,000 acres of which are within ten miles of the coast of the Gulf of Mexico.

We are engaged in town and resort development, commercial and industrial development and rural land sales. We also have significant interests in timber. We believe we are one of the few real estate development companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to take a large-scale approach to real estate development. We believe we have a number of key business strengths and competitive advantages, including one of the largest inventories of private land suitable for development in Florida, as well as a very low cost basis in most of our land.

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

Restructuring

Since 1997, we have created an array of imaginative real estate products ranging from beachfront resorts and suburban, primary neighborhoods to commerce parks and rural recreational properties. During that time we focused on being a comprehensive, “end-to-end” developer. We were responsible for developing all aspects of a project from the initial land planning and entitlements phase, to infrastructure and amenity construction, to developing finished lots, to building homes for retail customers. This approach to development required a significant commitment of capital and resources.

In September 2006, we announced that we would streamline operations and exit the homebuilding business, which was primarily completed in 2007. Further organizational changes and headcount reductions were implemented in January 2007. In October 2007, we announced another plan for change in our business with the intent of enhancing and accelerating our value creation process.

The current restructuring plan includes the planned divestiture of certain non-core assets, a significant reduction in capital expenditures, a leaner operating structure and an increased focus on the use of strategic business partners. We have increased our focus on business-to-business relationships with strategic partners and customers who are interested in purchasing entitled land, who can provide development capital for projects and who may help accelerate development activity in our markets. We are also increasing our efforts to stimulate regional economic development and to identify and manage key regional inducers, primarily in Northwest Florida. As we have in the past, we will continue to obtain land-use entitlements to reposition our timberland holdings for higher and better uses, as we believe this is a necessary element of optimizing the value of our real estate assets.

In connection with our restructuring plan, we made the strategic decision to outsource the operation and management of our resort and hospitality operations in order to focus on our core development strengths. By the end of 2007, we had management agreements with four third party management companies. These companies are now operating The WaterColor Inn and Resort, our portfolio of golf courses, two marinas, the SummerCamp Beach Club and the WaterSound Beach Club.

As a result of the current restructuring plan, we are significantly reducing our employee base to a projected headcount of approximately 200. Approximately 500 employees in our hospitality, recreational and golf operations were hired by the third-party management companies described above in the fourth quarter of 2007.

Other Recent Developments

In addition to the restructuring described above, our business has experienced the following recent developments:

•	We announced on February 18, 2008 a management transition plan in which Wm. Britton Greene will become Chief Executive Officer effective as of May 13, 2008, the date of our annual shareholders’ meeting. Mr. Greene currently serves as our President and Chief Operating Officer. As part of the management transition plan, our current Chairman and Chief Executive Officer, Peter S. Rummell will retire from his position as Chief Executive Officer on May 13, 2008, but will retain his position as Chairman of the Board.

•	The Panama City/Bay County International Airport and Industrial District (the “Airport Authority”) continues to make progress on its efforts to relocate and construct a new international airport on land we donated in western Bay County. During 2007, the Airport Authority received final environmental permits, completed its financing package, successfully contracted the sale and redevelopment of its existing property and awarded a construction bid for the new airport. The Airport Authority held a ceremonial groundbreaking event on November 1, 2007.

Since the ground breaking, airport opponents have pursued two separate legal actions to derail the airport project. One is a complaint brought against the Federal Aviation Administration’s record of decision in a federal appeals court. The second action is against the US Army Corps of Engineers and the US Fish and Wildlife Service against the environmental permits in federal district court.

In the first action, in January 2008, the court vacated an earlier stay thereby allowing construction to move forward. In the second action, in February 2008, the court denied two motions for injunctions to stop construction. There has not yet been a hearing on the merits of either case, but, in the meantime, construction continues. The Airport Authority estimates that the new airport will open in 2010, barring an adverse outcome in either of these actions, additional legal challenges or other unexpected delays.

•	We continued to experience difficult conditions in our residential real estate business in 2007, particularly in our resort and seasonal projects. Florida, like many other states across the nation, has experienced a dramatic slowdown in its residential real estate markets since mid-2005. Market conditions continued to deteriorate during 2007. A precipitous decline in demand, together with high levels of inventories of resale homes and home-sites in our markets, continue to negatively impact sales of our products. Further, the current highly publicized problems in the mortgage lending industry, together with the liquidity crisis in the credit markets, have decreased the availability of mortgage financing and created additional negative pressure on demand and consumer confidence in housing.

•	Due to the severe downturn in the market for residential real estate, we significantly increased our sales of rural land during 2007. We sold 105,963 acres of rural land in 2007, as compared to 34,336 acres in 2006, a 209% increase. In October 2007, we announced that we would market for sale approximately 100,000 acres of non-strategic rural lands, and we had closed on the sale of 18,274 of these acres by the end of the 2007.

•	In order to preserve liquidity during difficult market conditions, we ceased paying a quarterly dividend to our shareholders in the fourth quarter of 2007.

•	In 2004, the Army Corps of Engineers issued a Regional General Permit which enables us to implement large-scale environmental and development planning for 48,150 acres in Walton and Bay Counties. The Natural Resources Defense Council and The Florida Sierra Club filed a lawsuit against the Army Corps of Engineers challenging this Regional General Permit in April 2005. At that time, a federal district court issued a preliminary injunction halting development under the permit. After further consideration, the federal district court in November 2006, upheld the permit and lifted the injunction, allowing development to proceed. An appeal was filed, and in December 2007, the 11th Circuit Court of Appeals affirmed the lower court’s ruling and upheld the Regional General Permit. The plaintiffs have filed a petition for rehearing en banc.

•	We completed the sale of our office building portfolio in a series of transactions during the second and third quarters of 2007 for a total sales price of $377.5 million. The portfolio was located in seven markets throughout the Southeast and consisted of 17 buildings with approximately 2.3 million net rentable square feet.

•	In August 2007, we purchased the Greg Norman-designed Shark’s Tooth Golf Club, together with 28 fully-developed home-sites in the Wild Heron community, additional land parcels and a beach club, all near Panama City Beach, Florida, for approximately $30.0 million.

•	In May 2007, we completed the sale of our mid-Atlantic homebuilding operations, known as Saussy Burbank, for a sales price of $76.3 million.

•	In April 2007, we completed the purchase of the Bay Point Marina in Bay County near Panama City Beach, Florida, for approximately $9.8 million.

Land-Use Entitlements

We have a broad range of land-use entitlements in hand or in various stages of the approval process for residential communities in Northwest Florida and other high-growth regions of the state, as well as commercial entitlements. As of December 31, 2007, we had approximately 46,200 residential units and 14.4 million commercial square feet in the entitlements pipeline, in addition to 633 acres zoned for commercial uses. The following tables describe our residential and commercial projects with land-use entitlements that are in development, pre-development planning or the entitlements process. These entitlements are on approximately

45,000 acres. Most of the projects are on lands we own and some of the projects are being developed through ventures with third parties.

Summary of Land-Use Entitlements(1)
Active JOE Residential and Mixed-Use Projects in Florida
December 31, 2007

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class(2)	County	Acres	Units(3)	Inception	12/31/07(4)	Remaining	(Sq. Ft.)(4)

In Development:(5)
Artisan Park(6)	PR	Osceola	175	618	564	—	54	—
Cutter Ridge	PR	Franklin	10	25	—	—	25	—
Hawks Landing	PR	Bay	88	168	129	—	39	—
Landings at Wetappo	RR	Gulf	113	24	7	—	17	—
Palmetto Trace	PR	Bay	141	481	480	—	1	—
Paseos(6)	PR	Palm Beach	175	325	325	—	—	—
Pinewood	PR	Bay	104	264	—	—	264	—
RiverCamps on Crooked Creek	RS	Bay	1,491	408	186	—	222	—
Rivercrest(6)	PR	Hillsborough	413	1,382	1,382	—	—	—
RiverSide at Chipola	RR	Calhoun	120	10	2	—	8	—
RiverTown	PR	St. Johns	4,170	4,500	27	—	4,473	500,000
SevenShores (Perico Island)	RS	Manatee	192	686	—	—	686	9,000
SouthWood	VAR	Leon	3,370	4,770	2,243	301	2,226	4,577,360
St. Johns Golf & Country Club	PR	St. Johns	880	799	796	—	3	—
SummerCamp Beach	RS	Franklin	762	499	80	—	419	25,000
Victoria Park	PR	Volusia	1,859	4,200	1,402	81	2,717	818,654
WaterColor	RS	Walton	499	1,140	880	—	260	47,600
WaterSound	VAR	Walton	2,425	1,432	22	—	1,410	457,380
WaterSound Beach	RS	Walton	256	511	440	—	71	29,000
WaterSound West Beach	RS	Walton	62	199	31	—	168	—
Wild Heron(7)	RS	Bay	17	28	1	—	27	—
WindMark Beach	RS	Gulf	2,020	1,662	133	1	1,528	75,000

Subtotal			19,342	24,131	9,130	383	14,618	6,538,994

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class(2)	County	Acres	Units(3)	Inception	12/31/07(4)	Remaining	(Sq. Ft.)(4)

In Pre-Development:(5)
Avenue A	PR	Gulf	6	96	—	—	96	—
Bayview Estates	PR	Gulf	31	45	—	—	45	—
Bayview Multifamily	PR	Gulf	20	300	—	—	300	—
Beacon Hill	RR	Gulf	3	12	—	—	12	—
Beckrich NE	PR	Bay	15	70	—	—	70	—
Boggy Creek	PR	Bay	630	526	—	—	526	—
Bonfire Beach	RS	Bay	550	750	—	—	750	70,000
Breakfast Point, Phase I	VAR	Bay	115	320	—	—	320	—
Carabelle East	PR	Franklin	200	600	—	—	600	—
College Station	PR	Bay	567	800	—	—	800	—
DeerPoint Cedar Grove	PR	Bay	668	950	—	—	950	—
East Lake Creek	PR	Bay	81	313	—	—	313	—
East Lake Powell	RS	Bay	181	360	—	—	360	30,000
Howards Creek	RR	Gulf	8	33	—	—	33	—
Laguna Beach West	PR	Bay	59	382	—	—	382	—
Long Avenue	PR	Gulf	10	30	—	—	30	—
Palmetto Bayou	PR	Bay	58	217	—	—	217	90,000
ParkSide	PR	Bay	48	480	—	—	480	—
Pier Park NE	VAR	Bay	57	460	—	—	460	190,000
Pier Park Timeshare	RS	Bay	13	125	—	—	125	—
Port St. Joe Draper, Phase 1	PR	Gulf	639	1,200	—	—	1,200	—
Port St. Joe Draper, Phase 2	PR	Gulf	981	2,125	—	—	2,125	150,000
Port St. Joe Town Center	VAR	Gulf	180	624	—	—	624	500,000
Powell Adams	RS	Bay	56	3,131	—	—	3,131	—
Sabal Island	RS	Gulf	45	18	—	—	18	—
South Walton Multifamily	PR	Walton	40	212	—	—	212	—
St. James Island Granite Point	RS	Fanklin	1,000	2,000	—	—	2,000	—
The Cove	RR	Gulf	64	107	—	—	107	—
Timber Island(8)	RS	Franklin	49	407	—	—	407	14,500
Topsail	VAR	Walton	115	627	—	—	627	300,000
Wavecrest	RS	Bay	7	95	—	—	95	—
WestBay Corners SE	VAR	Bay	100	524	—	—	524	50,000
WestBay Corners SW	PR	Bay	64	160	—	—	160	—
WestBay DSAP	VAR	Bay	15,089	5,628	—	—	5,628	4,330,000
WestBay Landing(9)	VAR	Bay	950	214	—	—	214	—

Subtotal			22,699	23,941	—	—	23,941	5,724,500

Total			42,041	48,072	9,130	383	38,559	12,263,494

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge.

(2)	Current JOE land classifications:

•	PR — Primary residential

•	RS — Resort and seasonal residential

•	RR — Rural residential

•	VAR — Includes multiple classifications. For example, a project may have substantial commercial and residential acres.

(3)	Project units represent the maximum number of units entitled or currently expected at full build-out. The actual number of units or square feet to be constructed at full build-out may be lower than the number entitled or currently expected.

(4)	Represents the remaining square feet with land-use entitlements as designated in a development order or expected given the existing property land use or zoning and present plans. Commercial entitlements include retail, office and industrial uses. Industrial uses total 6,128,381 square feet including SouthWood, RiverTown and the West Bay DSAP.

(5)	A project is “in development” when construction on the project has commenced. A project in “pre-development” has land-use entitlements but is still under internal evaluation or requires one or more additional permits prior to the commencement of construction

(6)	Artisan Park is 74 percent owned by JOE. Paseos and Rivercrest are each 50 percent owned by JOE.

(7)	In August 2007, we acquired 28 homesites within the Wild Heron community in connection with our purchase of the Shark’s Tooth Golf Club.

(8)	Timber Island entitlements include seven residential units and 400 units for hotel or other transient uses (including units held with fractional ownership such as private residence clubs) and include 480 wet/dry marina slips.

(9)	West Bay Landing is a sub-project within WestBay DSAP.

Proposed JOE Residential and Mixed-Use Projects
In the Land-Use Entitlement Process in Florida(1)
December 31, 2007

					Estimated
					Commercial
				Estimated	Entitlements
Project	Class.(2)	County	Project Acres	Project Units(3)	(Sq. Ft.)(3)

Breakfast Point, Phase 2	VAR	Bay	1,299	2,780	635,000
SouthSide	VAR	Leon	1,625	2,800	1,150,000
Star Avenue North	VAR	Bay	271	1,248	380,000
St. James Island McIntyre	RR	Franklin	1,704	340	—
St. James Island RiverCamps	RS	Franklin	2,500	500	—

Total			7,399	7,668	2,165,000

(1)	A project is deemed to be in the land-use entitlement process when customary steps necessary for the preparation and submittal of an application, such as conducting pre-application meetings or similar discussions with governmental officials, have commenced and/or an application has been filed. All projects listed have significant entitlement steps remaining that could affect their timing, scale and viability. There can be no assurance that these entitlements will ultimately be received.

(2)	Current JOE land classifications:

•	PR — Primary residential

•	RS — Resort and seasonal residential

•	RR — Rural residential

•	VAR — Includes multiple classifications. For example, a project may have substantial commercial and residential acres.

(3)	The actual number of units or square feet to be constructed at full build-out may be lower than the number ultimately entitled.

Summary of Additional Commercial Land-Use Entitlements(1)
(Commercial Projects Not Included in the Tables Above)
December 31, 2007

		Project	Acres Sold	Acres Under Contract	Total Acres
Project	County	Acres	Since Inception	As of 12/31/07	Remaining

Airport Commerce	Leon	45	7	—	38
Airport Road	Franklin	13	—	—	13
Alf Coleman Retail	Bay	25	23	—	2
Avery St. Retail	Bay	10	10	—	—
Beach Commerce	Bay	157	151	—	6
Beach Commerce II	Bay	112	13	—	99
Beckrich Office Park	Bay	17	12	—	5
Beckrich Retail	Bay	44	41	—	3
Cedar Grove Commerce	Bay	51	1	2	48
Franklin Industrial	Franklin	7	—	—	7
Glades Retail	Bay	14	—	—	14
Gulf Boulevard	Bay	78	27	—	51
Hammock Creek Commerce	Gadsden	165	27	—	138
Mill Creek Commerce	Bay	37	—	—	37
Nautilus Court	Bay	11	7	—	4
Port St. Joe Commerce II	Gulf	39	9	—	30
Port St. Joe Commerce III	Gulf	54	—	—	54
Port St. Joe Medical	Gulf	19	—	—	19
Powell Hills Retail	Bay	44	—	—	44
South Walton Commerce	Walton	39	18	—	21

Total		981	346	2	633

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge. Includes significant JOE projects that are either operating, under development or in the pre-development stage.

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

In the past, we devoted significant resources to the conceptual design, planning, permitting and construction process for each of our new communities. We are continuing this process for certain key projects currently under development, and we will maintain this process for certain select communities going forward. In the future, however, we will primarily seek to either partner with third parties for the development of new communities or sell entitled land to third-party developers or investors.

Currently, customers for our developed home-sites include both individual purchasers and national, regional and local homebuilders. Going forward, we also expect to sell undeveloped land with significant residential entitlements directly to third-party developers or investors.

The following is a description of some of our major communities in Florida:

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community includes approximately 1,140 units, including an 11-unit private residence club with fractional ownership. The community includes the WaterColor Inn and Resort, the recipient of many notable awards. The WaterColor Inn and Resort is now operated by Noble House Hotels & Resorts, a boutique hotel ownership and management company with 13 properties throughout the United States. Other WaterColor amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

WaterSound Beach is located approximately five miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. Amenities include the WaterSound Beach Club, a private, beachfront facility featuring a 7,000 square feet, free form pool and a restaurant. This community is currently planned to include approximately 511 units.

WaterSound West Beach is located approximately one-half mile west of WaterSound Beach on the beach-side of County Road 30A. This community has been designed for 199 units with private beach access through the adjacent Deer Lake State Park.

WaterSound is situated on approximately 2,425 acres and is planned for a mixed-use resort community. It is located approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. WaterSound includes a Davis Love III-designed, six-hole golf course. During 2007, WaterSound was the site of an “Idea House” sponsored by Southern Living magazine and featured in its August issue. WaterSound plans include 1,432 residential units, approximately 450,000 square feet of commercial space, pools, parks and other amenities.

RiverCamps on Crooked Creek is situated on approximately 1,491 acres in western Bay County bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The community is planned for 408 high-quality finished homes in a low-density, rustic setting with access to various outdoor activities such as fishing, boating and hiking. In 2007, we opened the RiverHouse, a waterfront amenity featuring a pool, fitness center, meeting and dining areas and temporary docking facilities.

WindMark Beach is situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe and includes approximately 3.5 miles of beachfront. This beachfront resort destination is planned to include approximately 1,662 units and 75,000 square feet of commercial space. We made substantial progress during 2007 on construction of the WindMark Beach town center, which is expected to open in May 2008.

SummerCamp Beach, in Franklin County, is situated on the Gulf of Mexico on approximately 762 acres. In July 2007, we opened the SummerCamp Beach Club, a private beachfront facility with a pool, restaurant, boardwalks and canoe and kayak rentals. Plans for SummerCamp Beach include approximately 499 units.

SouthWood is situated on approximately 3,370 acres in southeast Tallahassee. Planned to include approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club, and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for open space, including a 123-acre central park.

RiverTown, situated on approximately 4,170 acres located in St. Johns County south of Jacksonville, is currently planned for 4,500 housing units and 500,000 square feet of commercial space. RiverTown is designed to have unique neighborhoods offering homebuyers a wide variety of price points and lifestyles. The centerpiece of the community will be a 58-acre park along the St. Johns River. Sales at RiverTown began in December 2007.

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

Commercial Real Estate

Our commercial real estate segment develops and sells real estate for commercial purposes. We focus on commercial development in Northwest Florida because of our large land holdings along roadways and near or within business districts in the region. We provide development opportunities for national and regional retailers, as well as multi-family rental projects. We also offer land for commercial and light industrial uses within large and small-scale commerce parks.

We also develop commercial parcels within or near existing residential development projects. For each development, we have directed the conceptual design, planning and permitting process and then contracted for the construction of the horizontal infrastructure and any vertical building. Going forward, like our residential projects, we will seek to either partner with third parties for the development of certain new commercial projects or sell entitled land to third-party developers or investors.

Prior to 2007, we had acquired a portfolio of 17 office buildings located in seven markets throughout the Southeast with approximately 2.3 million net rentable square feet. We completed the sale of our office building portfolio in a series of transactions during the second and third quarters of 2007 for a total sales price of $377.5 million.

Rural Land Sales

Our rural land sales segment markets and sells rural land from our holdings in Northwest Florida. Although the majority of the land sold in this segment is undeveloped timberland, some parcels include the benefits of limited development activity including improved roads, ponds and fencing.

We sell parcels of varying sizes ranging from a single acre or less to tens of thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors. In 2007, we sold 105,963 acres of rural land for an aggregate price of $161.3 million.

The vast majority of the holdings marketed by our rural land sales segment will continue to be managed as timberland until sold. The revenues and income from our timberland operations are reflected in the results of our forestry segment.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber. Our principal forestry product is softwood pulpwood. We also grow and sell softwood and hardwood sawtimber. We also own and operate a cypress sawmill and mulch plant, Sunshine State Cypress, but we are currently seeking to sell this asset.

On December 31, 2007, our standing pine inventory totaled approximately 23.2 million tons and our hardwood inventory totaled approximately 7.7 million tons. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually. We have a pulpwood supply agreement with Smurfit-Stone Container Corporation that requires us to deliver 700,000 tons of pulpwood annually through June 30, 2012.

Our strategy is to actively manage portions of our timberlands that produce adequate amounts of timber to meet our pulpwood supply agreement obligation with Smurfit-Stone. We also harvest and sell additional timber to regional sawmills that produce products other than pulpwood. In addition, our forestry operation is focused on selective harvesting, thinning and site preparation of timberlands that may later be sold or developed by us.

Competition

The real estate development business is highly competitive and fragmented. With respect to our residential real estate business, our prospective customers generally have a variety of choices of new and existing homes and home-sites near our developments when considering a purchase. We compete with numerous developers of varying sizes, ranging from local to national in scope, some of which may have greater financial resources than we have. We attempt to differentiate our products primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

Supplemental Information

Information regarding the revenues, earnings and total assets of each of our operating segments can be found in Note 18 to our Consolidated Financial Statements included in this Report. Substantially all of our revenues are generated from domestic customers. All of our assets are located in the United States.

Employees

During the fourth quarter of 2007, we implemented organizational changes designed in part to streamline our operations, which resulted in a significant reduction in employee headcount. We outsourced all of our clubs and resorts operations to third-party management companies, and, as a result, approximately 500 employees were hired by those management companies by year end.

As of February 1, 2008, we had 337 employees, down from 1,083 employees on February 1, 2007. This decrease represents an approximately 69% reduction in total headcount. As part of our restructuring plan, total headcount is being reduced to approximately 200. Our employees work in the following segments:

Total

Residential real estate	148
Commercial real estate	7
Rural land sales	14
Forestry	30
Corporate and other	138

Total	337

Website Access to Reports

We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”), through our website at www.JOE.com. Please note that the information on our website is not incorporated by reference in this Report.

Certifications

In 2007, we submitted to the New York Stock Exchange (NYSE) the Certification of our Chief Executive Officer required by Section 303A.12(a) of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards. There were no qualifications to the certification. We have also filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required to be filed with the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

A continued downturn in the demand for residential real estate, combined with an increase in the supply of real estate available for sale and declining prices, will continue to adversely impact our business.

Since mid-2005 through the present, the United States, and Florida in particular, have experienced a substantial, continuing decline in demand in most residential real estate markets. At the same time, the supply of existing homes for sale have risen nationwide, with dramatic increases in Florida. Although these weak market conditions have affected all of our residential real estate products, we have experienced the most significant decrease in demand and increase in resale inventories in our resort and seasonal markets. Contributing to the increase in homes and home sites available for sale are investors who are seeking to liquidate real estate investments acquired during the height of the real estate market earlier this decade.

The downturn in the real estate market is causing prices for residential real estate to decline. An increasing number of foreclosure sales and other distressed sales may contribute to further declines in market prices for homes and home sites. An environment of declining prices could further weaken real estate markets as many customers may delay purchases in anticipation of lower prices in the future.

As a result of the dramatic downturn in the residential real estate markets, revenues from our residential real estate segment have drastically declined, which has had an adverse affect on our financial condition and results of operations. We do not know how long the downturn in the real estate market will last or when real estate markets will return to more normal conditions, but our business will continue to suffer until market conditions improve. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions or by other risks, described below. If market conditions were to continue to worsen, the demand for our residential real estate products could further decline, negatively impacting our net income, cash flow and liquidity and potentially further impacting selling prices and/or absorption rates for our products.

A downturn in national or regional economic conditions, especially in Florida, could adversely impact our business.

Our real estate sales, revenues, financial condition and results of operations could decline if there were a deterioration of the national or certain regional economies. The dramatic declines in housing markets across the nation, severe problems in the subprime lending mortgage industry and the subsequent crisis in the credit markets have all had a negative impact on the national economy, affecting consumer confidence and spending. Some economists have already declared that the United States economy is experiencing a recession. This downturn in the national economy could adversely impact our business. Our sales and revenues would be especially affected by a downturn in economic conditions in Florida, where all of our developments are located. Data from the fourth quarter of 2007 indicates that Florida’s economy has weakened significantly. Florida’s consumer confidence index is at its lowest point in 16 years, and the state’s unemployment rate has increased. In addition to economic conditions in Florida, our business is also affected by the economy of the Southeast region of the United States. We generate a disproportionate amount of our resort and seasonal sales in our Northwest Florida communities from customers in the Southeast, which sales would be impacted by a deterioration of economic conditions in that region. Furthermore, a significant percentage of our planned residential units are resort and seasonal products, purchases of which are particularly sensitive to the state of the economy.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Florida has experienced strong population growth in recent years, including the migration of Baby Boomers to the state. We believe that Baby Boomers seeking retirement or vacation homes in Florida will be important target customers for our real estate products in the future, and we intend to continue to plan and market products to them. In addition, the success of our primary communities will be dependent on strong in-migration population expansion in our regions of development, primarily Northwest Florida.

Despite strong growth in recent years, population data for 2007 indicates a dramatic drop in Florida’s net in-migration statistics. The number of people who moved to Florida in 2007 exceeded those who left by only

35,301, which is significantly down from 268,347 in 2005. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of hurricanes and the high cost of real estate, insurance and property taxes. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida.

Florida’s population growth is expected to continue into the foreseeable future, although, as shown by the 2007 data described above, at a slower rate than experienced in recent years. A sustained and significant decrease in the demographic trend of increasing population in Florida, including the migration of Baby Boomers, could adversely affect our business. Furthermore, if persons considering moving to Florida do not view Northwest Florida as an attractive place to live or own a second home, our business could be adversely affected.

If the market values of our home sites, our remaining inventory of completed homes and other developed real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse affect on our balance sheet and our net income.

We are unlike most other real estate developers in that we have owned the majority of the land that we develop for many years, having acquired most of our land in the 1930’s and 1940’s. Consequently, we have a very low cost basis in the majority of our lands. In certain instances, however, we have acquired properties at market values for project development. Also, many of our projects have expensive amenities, such as pools, golf courses and clubs, or feature elaborate commercial areas requiring significant capital expenditures. Many of these costs are capitalized as part of the book value of the project land.

During 2007, we recorded total asset impairment costs of $23.2 million, $13.0 million of which related to the write down of capitalized costs at certain projects due to changes in development plans and the impairment of completed homes in several of our communities due to current market conditions. If market conditions were to continue to deteriorate, and the market values for our home sites, remaining homes held in inventory and other project land were to fall below the book value of these assets, we would need to take additional write-downs of the book value of these assets. Any such write-downs would decrease the value of these assets on our balance sheet and would reduce our net income.

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

Increases in real estate property taxes and/or insurance premiums could reduce customer demand for homes and home sites in our developments.

Property insurance companies doing business in Florida have reacted to recent hurricanes by significantly increasing premiums, requiring higher deductibles, reducing limits, restricting coverages, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. These actions have been most dramatically applied to coastal communities. A significant number of our developments are located in such coastal communities. This trend of rising insurance rates could continue if there are severe hurricanes in the future.

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

The current high costs of real estate insurance premiums and property taxes in Florida, as well as future increases in insurance premiums and/or property taxes, could deter potential customers from purchasing a lot or home in one of our developments, which could have a material adverse effect on our financial condition and results of operations.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, could reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, or they may need to obtain mortgage loans to finance the construction costs of homes to be built on home sites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans are currently experiencing severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. Due to these problems, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been significantly tightened. These problems in the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand for our products.

Despite the current problems in the mortgage lending industry, interest rates for home mortgage loans have generally remained low. Mortgage interest rates could increase in the future, however, which could adversely affect the demand for residential real estate. In addition, any changes in the federal income tax laws which would remove or limit the deduction for interest on home mortgage loans could have an adverse impact on demand for our residential products. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, revenues, financial condition and results of operations may be negatively affected.

Our business is concentrated in Northwest Florida. As a result, our long-term financial results are largely dependent on the economic growth of Northwest Florida.

The economic growth of Northwest Florida where the majority of our land is located is an important factor in creating demand for our products and services. Two important factors in the economic growth of the region are (1) significant infrastructure improvements and (2) the creation of new jobs.

Infrastructure improvements, including the relocation of the Panama City-Bay County International Airport

One fundamental factor in the economic growth of Northwest Florida is the need for state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new roads, airports, medical facilities and schools. The future economic growth of

Northwest Florida and our financial results may be adversely affected if its infrastructure is not improved. There can be no assurance that these improvements will occur.

The most significant infrastructure improvement currently being considered in Northwest Florida is the proposed relocation of the Panama City-Bay County International Airport to a site in western Bay County located on land that we donated to the local Airport Authority. We believe that the relocation of the airport is critically important to the overall economic development of Northwest Florida. In the fourth quarter of 2007, the Airport Authority commenced construction of the new airport. Legal challenges to existing permits and approvals, however, could delay further construction. We cannot guarantee that existing or future legal challenges to the new airport will be successfully resolved. We also cannot guarantee that the construction of the airport will not encounter other difficulties, such as financing issues, construction difficulties or cost overruns, that may delay or prevent the completion of the new airport. If the relocation of the existing airport does not occur, our business prospects would be materially adversely affected.

Attracting significant new employers that can create new, high-quality jobs

Attracting significant new employers that can create new, high-quality jobs is a key factor in the economic growth of Northwest Florida. Northwest Florida has traditionally lagged behind the rest of Florida in economic growth, and as a result its residents have a lower per capita income than residents in other parts of the state. In order to improve the economy of the region, state and local governments, along with the private sector, must seek to attract large employers capable of paying high salaries to large numbers of new employees. State governments in the Southeast and local governments within Florida compete intensely for such new jobs. There can be no assurance that efforts to attract significant new employers to locate facilities in Northwest Florida will be successful. The future economic growth of Northwest Florida and our financial results may be adversely affected if such job growth is not achieved.

If we are not able to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings, our revenues, financial condition and results of operations could be negatively impacted.

We operate in a capital intensive industry and require significant capital expenditures to maintain our competitive position. We obtain funds for our capital expenditures through cash flow from operations, property sales and financings. Failure to secure needed additional financing, if and when needed, may limit our development activities which could reduce our revenues and results of operations. We expect to make significant capital expenditures in the future to enhance and maintain the operations of our properties and to develop our real estate holdings. In the event that our plans or assumptions change or prove to be inaccurate, or if our cash flow proves to be insufficient, due to unanticipated expenses or otherwise, we may need to obtain additional financing in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us, if at all.

We rely on a senior revolving credit facility with adjustable interest rates to provide cash for operations and/or capital expenditures. Increases in interest rates can make it more expensive for us to obtain the funds we need to operate our business.

If we are not able to generate sufficient earnings to satisfy our debt covenants, we could default on our outstanding debt which could have a material adverse effect on our financial condition and results of operations.

We have a $500 million revolving credit facility which had $132 million outstanding on December 31, 2007. We also have a $100 million term loan and outstanding senior notes in the aggregate amount of $240 million. Our credit facility, as well as our term loan and senior notes, contain financial covenants that we must meet on a quarterly basis. These restrictive covenants require, among other things, that we generate earnings in excess of our fixed charges and that we not exceed certain debt levels. The most problematic covenant in the current real estate market is the required fixed charge coverage ratio. If we are not able to generate sufficient earnings to satisfy our fixed charge covenant, we could have an event of default under our credit facility, term loan, senior notes and certain other debt. Such a default could cause these lenders to immediately accelerate amounts due under our credit facility, term loan, senior notes and certain other debt. We would not be able to repay those accelerated amounts all at one time without selling substantial assets, which we might have to do at prices well below fair values, or refinancing the debt, which may not be achievable on acceptable terms. In the event of a default, the lenders could also seek to negotiate additional or more severe restrictive covenants or increased pricing. Any of these events could have a material adverse effect on our financial condition and results of operations.

We are increasingly dependent upon national, regional and local homebuilders as customers, but our ability to attract homebuilder customers and their ability or willingness to satisfy their purchase commitments may be uncertain considering the current real estate downturn.

With our exit from the homebuilding business, we are now highly dependent upon our relationships with national, regional and local homebuilders to be the primary customers for our home sites and to provide construction services at our residential developments. If homebuilders do not view our developments as desirable locations for homebuilding operations, our business will be adversely affected. Furthermore, due to the severe downturn in real estate markets across the nation, including our markets, homebuilders are now less willing to purchase home sites and invest capital in speculative construction. In addition, our national homebuilder customers that have already committed to purchase home sites from us could decide to allocate their limited resources to markets other than our Florida markets, which could lead to the reduction, delay or cancellation of existing commitments to purchase home sites in our developments. Any of these events could have an adverse effect on our results of operations.

Our business model is increasingly dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners; and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

As part of our 2007 business restructuring, we have increased our focus on executing our development and value creation strategies through joint ventures and strategic relationships. We are actively seeking strategic partners for alliances or joint venture relationships as part of our overall strategy for particular developments or regions. These joint venture partners may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure you, however, that we will be able to attract partners that have the assets, reputation or other characteristics that would optimize our development opportunities. Once a partner has been identified, actually reaching an agreement on a transaction may be difficult to complete and may take a considerable amount of time considering that negotiations require careful balancing of the parties’ various objectives, assets, skills and interests.

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

Joint ventures have a high failure rate. A key complicating factor is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We cannot assure you that we will have sufficient resources, experience and/or skills to effectively manage our ongoing relationships with our strategic partners. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business could be adversely affected.

Our business is subject to extensive regulation which makes it difficult and expensive for us to conduct our operations.

Development of real estate entails a lengthy, uncertain and costly entitlements process.

Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects in Florida must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact, or DRI, application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.

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

All development orders and development permits must be consistent with the comprehensive plan. Each plan must address such topics as future land use and capital improvements and make adequate provision for a multitude of public services including transportation, schools, solid waste disposal, sanitation, sewerage, potable water supply, drainage, affordable housing, open space and parks. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities, including roads and schools, and services to residents. In many areas, infrastructure funding has not kept pace with growth, causing facilities to operate below established levels of service. Local governments are prohibited from issuing development orders or permits if the development will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan, unless the developer either sufficiently improves the services up front to meet the required level or provides financial assurances that the additional services will be provided as the project progresses. In addition, local governments that fail to keep their plans current may be prohibited by law from amending their plans to allow for new development.

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

In addition to the existing complex regulatory environment in Florida, anti-growth advocates continue to seek greater constraints on development activity as Florida’s population continues to increase. One example is an effort underway known as “Hometown Democracy,” a petition for approval of a constitutional amendment that would require all land use amendments to be subject to a vote of local citizens before adoption by the local government.

As currently proposed, this law would mean that a land use plan amendment, which a local government would otherwise approve, could be struck down by a vote of local citizens. The proponents of this petition were not able to obtain the number of signatures required to get the petition on the ballot for the November 2008 general election, but it is possible that they will be able to do so in a future election.

Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property could lead to new or greater liabilities that could materially adversely affect our business, profitability or financial condition.

Environmental and other regulations may have an adverse effect on our business.

Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits which involve a long, uncertain and costly regulatory process. Most of our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by law. Development approval most often requires mitigation for impacts to wetlands that require land to be conserved at a disproportionate ratio versus the actual wetlands impacted and approved for development. Much of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Much of our property is in coastal areas that usually have a more restrictive permitting burden and must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.

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

If we are unable to retain or attract experienced real estate development personnel, our business may be adversely affected.

Our future success largely depends on our ability to attract and retain experienced real estate development personnel. The market for these employees is highly competitive. During 2006 and 2007 we had significant headcount reduction in a series of restructuring events. These changes, coupled with the continued downturn in our real estate markets, could have an adverse effect on the morale of our employees and cause them to seek other employment opportunities. If we cannot continue to retain and attract quality personnel, our ability to effectively operate our business may be significantly limited. We do not have key-person life insurance on any of our executive officers.

We are exposed to risks associated with real estate development.

Our real estate development activities entail risks that include:

•	construction delays or cost overruns, which may increase project development costs;

•	an inability to obtain required governmental permits and authorizations;

•	an inability to secure tenants necessary to support commercial projects; and

•	compliance with building codes and other local regulations.

Significant competition could have an adverse effect on our business.

A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to:

•	attract purchasers and sell residential and commercial real estate;

•	sell undeveloped rural land;

•	attract and retain experienced real estate development personnel; and

•	obtain construction materials and labor.

Our real estate operations are cyclical.

The real estate industry is cyclical and can experience downturns based on consumer perceptions of real estate markets and other cyclical factors, which factors may work in conjunction with or either wholly unrelated to general economic conditions. Furthermore, our business is affected by seasonal fluctuations in customers interested in purchasing real estate, with the spring and summer months traditionally being the most active time of year for customer traffic and sales. Also, our supply of home sites available for purchase will fluctuate from time to time. As a result, our real estate operations are cyclical, which may cause our quarterly revenues and operating results to fluctuate significantly from quarter to quarter and to differ from the expectations of public market analysts and investors. If this occurs, our stock’s trading price could also fluctuate significantly.

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

We lease our principal executive offices located in Jacksonville, Florida.

We own approximately 700,000 acres, the majority of which are located in Northwest Florida. Our land holdings include approximately 310,000 acres within ten miles of the coast of the Gulf of Mexico. Most of our raw land assets are managed as timberlands until designated for development. At December 31, 2007, approximately 333,000 acres were encumbered under a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. For more information on our real estate assets, see Item 1. Business.

Item 3.	Legal Proceedings

We are involved in routine litigation on a number of matters and are subject to claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had approximately 50,500 beneficial owners of our common stock as of February 15, 2008. Our common stock is quoted on the New York Stock Exchange (“NYSE”) Composite Transactions Tape under the symbol “JOE.”

The range of high and low prices for our common stock as reported on the NYSE Composite Transactions Tape and the dividends declared for the periods indicated is set forth below:

	Common
	Stock Price		Dividends
	High	Low	Declared

2007
Fourth Quarter	$37.90	$27.12	$0.00
Third Quarter	47.34	30.43	0.16
Second Quarter	60.85	45.15	0.16
First Quarter	64.10	52.16	0.16
2006
Fourth Quarter	$58.24	$51.05	$0.16
Third Quarter	58.36	42.40	0.16
Second Quarter	62.75	40.93	0.16
First Quarter	68.41	56.50	0.16

On February 21, 2008, the closing price of our common stock on the NYSE was $36.84. We have eliminated our quarterly dividends in connection with our restructuring plan.

The following table describes our purchases of our common stock during the fourth quarter of 2007.

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased as	Amount that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs
				(In thousands)

Month Ended October 31, 2007	1,768	$34.20	—	$103,793
Month Ended November 30, 2007	—	—	—	$103,793
Month Ended December 31, 2007	5,412	$29.40	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

(2)	For additional information regarding our Stock Repurchase Program, see Note 2 to the consolidated financial statements under the heading, “Summary of Significant Accounting Policies — Earnings Per Share.”

The following performance graph compares our cumulative shareholder returns for the period December 31, 2002 through December 31, 2007, assuming $100 was invested on December 31, 2002, in our common stock, in the Russell 1000 Index, in the S&P 500 Index and in the S&P Super Composite Homebuilder Index. In 2007 and prior years, we included a comparison to the Wilshire Real Estate Securities Index, which is no longer published. We have replaced the Wilshire index with the S&P Super Composite Homebuilder Index. Although we no longer build single-family homes, homebuilders are among our key customers and our businesses tend to follow similar market trends. We have also added this year comparative data from the S&P 500 Index. The Compensation Committee of our Board of Directors chose the S&P 500 Index and the S&P Super Composite Homebuilder Index to use as measurement tools in connection with certain performance-based compensation granted to members of management in February 2008. We believe, therefore, that for consistency purposes, it is appropriate to use these two indices in the performance graph going forward.

The total returns shown below assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
The St. Joe Company	$100	$126	$219	$231	$186	$125
Russell 1000 Index	$100	$130	$145	$154	$178	$188
S&P 500 Index	$100	$129	$143	$150	$173	$183
S&P Super Composite Homebuilder Index	$100	$198	$271	$314	$253	$114

Item 6.	Selected Consolidated Financial Data

The following table sets forth Selected Consolidated Financial Data for The St. Joe Company on a historical basis for the five years ended December 31, 2007. This information should be read in conjunction with the consolidated financial statements of The St. Joe Company (including the related notes thereto) and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and revised for discontinued operations.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Income Data:
Total revenues(1)	$377,037	$524,306	$717,677	$643,799	$537,074
Total expenses	353,980	461,889	550,833	513,037	403,871

Operating profit	23,057	62,417	166,844	130,762	133,203
Other income (expense)	(4,651)	(9,371)	(3,029)	(3,725)	(1,884)

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	18,406	53,046	163,815	127,037	131,319
Equity in income (loss) of unconsolidated affiliates	(5,331)	8,905	12,541	5,342	(2,168)
Income tax expense	869	21,498	60,671	50,049	46,397

Income from continuing operations before minority interest	12,206	40,453	115,685	82,330	82,754
Minority interest	1,092	6,137	7,820	2,594	553

Income from continuing operations	11,114	34,316	107,865	79,736	82,201
Income (loss) from discontinued operations(2)	(1,035)	6,336	5,471	5,140	(6,286)
Gain on sale of discontinued operations(2)	29,128	10,368	13,322	5,224	—

Net income	$39,207	$51,020	$126,658	$90,100	$75,915

Per Share Data:
Basic
Income from continuing operations	$0.15	$0.47	$1.44	$1.06	$1.08
Income (loss) from discontinued operations(2)	0.38	0.22	0.25	0.13	(.08)

Net income	0.53	$0.69	$1.69	$1.19	$1.00

Diluted
Income from continuing operations	$0.15	$0.47	$1.42	$1.04	$1.06
Income (loss) from discontinued operations(2)	0.38	0.22	0.24	0.13	(0.08)

Net income	$0.53	$0.69	$1.66	$1.17	$0.98

Dividends declared and paid	$0.48	$0.64	$0.60	$0.52	$0.32

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Investment in real estate	$943,540	$1,213,562	$1,036,174	$942,630	$886,076
Cash and investments(3)	24,265	36,935	202,605	94,816	57,403
Property, plant and equipment, net	23,693	44,593	40,176	33,562	36,272
Total assets	1,263,966	1,560,395	1,591,946	1,403,629	1,275,730
Debt	541,181	627,056	554,446	421,110	382,176
Total stockholders’ equity	480,341	461,080	488,998	495,411	487,315

(1)	Total revenues includes real estate revenues from property sales, timber sales, rental revenues and other revenues, primarily club operations and brokerage fees.

(2)	Discontinued operations include the operations of Sunshine State Cypress, Inc., fourteen commercial office buildings and Saussy Burbank in 2007, four commercial office buildings in 2006, four commercial office buildings and Advantis Real Estate Services Company (“Advantis”) in 2005 and two commercial office buildings sold in 2004 (See Note 6 of Notes to Consolidated Financial Statements).

(3)	Includes cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We make forward-looking statements in this Report, particularly in the Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	future residential and commercial entitlements;

•	expected development timetables and projected timing for sales or closings of housing units or home-sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land or building sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including homebuilders;

•	the pace at which we release new products for sale;

•	comparisons to historical projects;

•	the amount of dividends, if any, we pay; and

•	the number or dollar amount of shares of company stock which may be purchased under our existing or future share-repurchase program.

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

Overview

The St. Joe Company is one of the largest real estate development companies in Florida. We believe we are the largest private landowner in Florida. The majority of our land is located in Northwest Florida and has a very low cost basis. In order to optimize the value of these core real estate assets, we seek to reposition our substantial timberland holdings for higher and better uses. We increase the value of our raw land assets through the entitlement, development and subsequent sale of residential and commercial parcels, home-sites and homes, or through the direct sale of unimproved land.

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

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office and industrial uses. Our rural land sales segment generates revenues from the sale of parcels of undeveloped land and rural land with limited development. Our forestry segment generates revenues from the sale of pulpwood, timber and forest products.

Since mid-2005 through the present, the United States, and Florida in particular, have experienced a substantial, continuing decline in demand in most residential real estate markets. At the same time, the supply of existing homes for sale has risen nationwide, with dramatic increases in Florida. Although these weak market conditions have affected sales of all of our residential real estate products, we have experienced the most significant decrease in demand and increase in resale inventories in our resort and seasonal markets.

The downturn in the real estate market is causing prices for residential real estate to decline. The already weak conditions in the real estate markets are being further exacerbated by problems in the mortgage lending industry, including a lack of mortgage availability and more restrictive lending standards, as well as the current deterioration of national economic conditions. Some economists have already declared that the United States is experiencing a recession which could cause further negative pressure on consumer confidence in housing.

As a result of the dramatic downturn in the residential real estate markets, revenues from our residential real estate segment have drastically declined, which has had an adverse affect on our financial condition and results of operations. We do not know how long the downturn in our real estate markets will last or when real estate markets will return to more normal conditions, but our business will continue to suffer until market conditions improve.

Despite current market conditions, we remain committed to long-term value creation. Our ability to obtain land-use entitlements for our properties is a key requirement in repositioning our land to higher and better uses and for the generation of revenues. At the end of 2007, we had land-use entitlements in hand or in process for approximately 46,200 residential units and 14.4 million square feet of commercial space, with an additional 633 acres zoned for commercial uses. We continue to plan and obtain entitlements for an increasingly diverse set of land uses including residential, retail, office, industrial and multi-family uses.

In September 2006, we announced that we would streamline operations and exit the homebuilding business, which was primarily completed in 2007. Further organizational changes and headcount reductions were implemented in January 2007. In October 2007, we announced another plan for change in our business with the intent of enhancing and accelerating our value creation process.

The current plan includes the divestiture of non-core assets, a significant reduction in capital expenditures, the elimination of quarterly dividends, a smaller operating structure requiring fewer employees and an increased focus on the use of strategic business partners. The new operating structure consists of a reduced corporate center focused on regional planning, land-use entitlements, and business-to-business relationships with strategic partners and customers who are interested in purchasing entitled land, who can provide development capital for projects and who may help accelerate development activity in our markets. We have increased our efforts to stimulate regional economic development and to identify and manage key regional inducers.

As a result of the current restructuring plan, we are significantly reducing our employee base to a projected headcount of approximately 200. Approximately 500 employees in our hospitality, recreational and golf operations were hired by third-party management companies in the fourth quarter of 2007.

We are continuing to develop our relationships with national, regional and local developers and homebuilders. We have executed purchase and option contracts with several national and regional homebuilders for the purchase of developed lots in various communities. These transactions involve land positions in pre-development phases of our communities as well as phases currently under development. These transactions provide opportunities for us to accelerate value realization, while at the same time decreasing capital investment and increasing efficiency in how we deliver primary real estate to the market. We expect national and regional developers and homebuilders to be important business partners going forward.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on our historical and current experience and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Investment in Real Estate and Cost of Real Estate Sales.  Costs associated with a specific real estate project are capitalized once we determine that the project is economically probable. We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as internal costs of a regional project field office, are also capitalized. We capitalize interest (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development. If we determine not to complete a project, any previously capitalized costs are expensed in the period such determination is made.

Real estate inventory costs include land and common development costs (such as roads, sewers and amenities), multi-family construction costs, capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale. The accounting estimate related to inventory valuation is susceptible to change due to the use of assumptions about future sales proceeds and related real estate expenditures. Management’s assumptions about future housing and home site sales prices, sales volume and sales velocity require significant judgment because the real estate market is cyclical and highly sensitive to changes in economic conditions. In addition, actual results could differ from management’s estimates due to changes in anticipated development, construction and overhead costs. Although until 2007 we had not made significant adjustments affecting real estate gross profit margins, there can be no assurances that estimates used to generate future real estate gross profit margins will not differ from our current estimates. Construction costs for single-family homes are determined based upon actual costs incurred.

Revenue Recognition — Percentage-of-Completion.  In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, revenue for multi-family residences under construction is recognized using the percentage-of-completion method when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is assured, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is then recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Percentage-of-completion accounting is also used for our home-site sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Our townhomes are attached residences sold individually along with the underlying parcel of land. Revenues and cost of sales for our townhomes are accounted for using the full accrual method. These units differ from multi-family units, in which buyers hold title to a unit or fractional share of a unit (or in the case of Private Residence Club (“PRC”), a fractional share of a unit) within a building and an interest in the underlying land held in common with other building association members.

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

Depending on the asset, we use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. The fair value determined under these methods can fluctuate up or down significantly as a result of a number of factors, including changes in the general economy of our markets, demand for real estate and the projected net operating income for a specific property.

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

Pension Plan.  We sponsor a cash balance defined-benefit pension plan covering a majority of our employees. Currently, our pension plan is over-funded and contributes income to the Company. The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant effect on the pension plan’s impact on the financial statements of the Company. We engage the services of an independent actuary and investment consultant to assist us in determining these assumptions and in the calculation of pension income. For example, in 2007, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $2.5 million increase in pre-tax income ($1.7 million net of tax). A 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in less than a $0.4 million change in pre-tax income. Our pension plan is overfunded, and accordingly, generated income of $2.0 million, $3.1 million and $2.3 million in 2007, 2006 and 2005, respectively. Because the pension plan has an overfunded balance, no contributions to the pension plan are expected in the future.

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

We estimate the expected term of options granted by incorporating the contractual term of the options and analyzing employees’ actual and expected exercise behaviors. We estimate the volatility of our common stock by using historical volatility in market price over a period consistent with the expected term, and other factors. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury issues with remaining terms similar to the expected term on the options. We use an estimated dividend yield in the option valuation model when dividends are anticipated.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the position to be recognized in an enterprise’s financial statements. The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a “more-likely-than-not” recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon the ultimate settlement with the taxing authority that has full knowledge of all relevant information. As of January 1, 2007 upon the adoption of FIN 48, there was no impact on our financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 06-11 — Accounting for Income Tax Benefits of Dividends on Share — Based Payment Awards (“EITF 06-11”). EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for our fiscal year beginning January 1, 2008. We do not believe EITF 06-11 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effective date for fair value measurements of certain nonfinancial assets and liabilities is effective for fiscal years beginning after November 15, 2008. We do not believe SFAS 157 will have a material impact on our financial position or results of operations.

In September 2006, the EITF issued EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FAS No. 66 for the Sale of Condominiums (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of FAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of FAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of FAS 66. EITF 06-8 is effective for our fiscal year beginning January 1, 2008. We have not yet assessed the impact of EITF 06-8 on our consolidated financial statements, but believe that we will be required, in most cases, to collect additional deposits from buyers in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of EITF 06-8, we would be required to recognize revenue using the deposit method, which would delay revenue recognition until consummation of the sale.

We adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of SFAS Statements No. 87, 88, 106, and 132R (“SFAS 158”) in December 2006. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 at December 31, 2006 resulted in the recording of an additional $2.7 million pension asset and an additional $4.4 million liability related to postretirement medical benefits. The adjustments to accumulated other comprehensive income for the pension plan and postretirement medical benefits were $1.7 million and $(2.7) million net of tax, respectively, for a net impact of $(1.0) million.

Results of Operations

Net income for 2007 was $39.2 million, or $0.53 per diluted share, compared with $51.0 million, or $0.69 per diluted share, in 2006, and $126.7 million, or $1.66 per diluted share, in 2005. Results for 2007 reported in discontinued operations include an after-tax gain on the sale of fourteen buildings within our office building portfolio totaling $29.1 million, or $0.39 per diluted share. Results for 2006 reported in discontinued operations included after-tax gains on sales of four office buildings totaling $10.4 million, or $0.14 per diluted share. Results for 2005 reported in discontinued operations included an after-tax loss of $5.9 million, or $0.08 per diluted share, resulting from the sale of Advantis Real Estate Services Company (“Advantis”), our former commercial real estate services unit. Discontinued operations for 2005 also included after-tax gains on sales of four office buildings totaling $19.2 million, or $0.25 per diluted share. In addition, discontinued operations for 2007, 2006 and 2005 include the operating results of the above mentioned buildings, Saussy Burbank and Sunshine State Cypress. The aggregate after-tax operating (loss) income included in discontinued operations were $(1.0) million, or $(.01) per diluted share, $6.3 million, or $0.08 per diluted share, and $5.5 million, or $.07 per diluted share, respectively.

Consolidated Results

Revenues and Expenses.  The following table sets forth a comparison of the revenues and expenses for the three years ended December 31, 2007.

	Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Difference	% Change	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$307.9	$456.1	$646.7	$(148.2)	(32)%	$(190.6)	(29)%
Rental revenues	5.1	5.0	4.4	0.1	2	0.6	14
Timber sales	25.8	24.3	22.0	1.5	6	2.3	10
Other revenues	38.2	38.9	44.6	(0.7)	(2)	(5.7)	(13)

Total	$377.0	$524.3	$717.7	$(147.3)	(28)%	$(193.4)	(27)%

Expenses:
Cost of real estate sales	145.8	247.5	366.6	(101.7)	(41)	(119.1)	(32)
Cost of rental revenues	4.6	3.9	2.8	0.7	18	1.1	39
Cost of timber sales	20.7	18.1	16.5	2.6	14	1.6	10
Cost of other revenues	39.8	41.1	39.5	(1.3)	(3)	1.6	4
Other operating expenses	68.4	66.0	57.4	2.4	4	8.6	15

Total	$279.3	$376.6	$482.8	$(97.3)	(26)%	$(106.2)	(22)%

The decreases in real estate sales revenue and cost of real estate sales for 2007 compared to 2006 were primarily due to lower sales volume and prices in our residential real estate segment as a result of the current slowdown in the real estate market partially offset by increases in rural land sales. Despite these decreases, our gross margin percentage on real estate sales increased during 2007 compared to 2006 primarily as a result of a change in mix to higher-margin rural land sales. Cost of rental revenues increased for 2007 compared to 2006 primarily due to shutdown costs related to one of our marinas. Other operating expenses increased in 2007 due to a $5.0 million termination fee paid to a third-party management company in our residential real estate segment, partially offset by lower administrative costs subsequent to the restructuring plan in our rural land sales segment.

The 2006 compared to 2005 decreases in revenues from real estate sales and costs of real estate sales were in each case primarily due to decreased sales in the residential real estate segment and, to a lesser extent, the commercial real estate segment. The decreases were partially offset by an increase in sales of rural land. The 2006 decrease in other revenues and related gross profit of other revenues was primarily due to decreased resale brokerage activity and increased resort costs. Other operating expenses increased in 2006 due to increased marketing costs, increased project administration expenses and increased insurance costs in our residential real estate segment. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate Expense.  Corporate expense, representing corporate general and administrative expenses, decreased $18.6 million, or 36%, to $32.7 million in 2007 over 2006. The decrease was partially due to decreases in total stock compensation costs of $6.8 million. Total stock compensation decreased because the 2006 periods included the accelerated amortization of restricted stock related to the retirement of our former President / COO, and there were fewer overall share-based payment arrangement participants and unvested outstanding stock options in 2007. Other general and administrative expenses decreased approximately $11.8 million during 2007 compared to 2006. The decrease was primarily a result of the completion of our 2006 marketing program, reduced litigation costs and overall cost savings initiatives.

Corporate expense increased $3.3 million, or 7%, to $51.3 million in 2006 over 2005. The increase was primarily due to increased stock compensation and other compensation costs. Stock compensation costs increased $3.9 million primarily as a result of the acceleration of restricted stock amortization related to the retirement of our former President/COO and stock compensation expense recorded under SFAS 123R. Other compensation costs increased $3.5 million substantially related to retirement and/or severance costs of our former President/COO and CFO. These cost increases were primarily offset by a reduction in bonus expense of $3.2 million.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The decline in demand and market prices for residential real estate caused us to conclude that carrying amounts within our residential real estate segment may not be recoverable, and we performed an impairment analysis. As a result of our impairment analyses, we recorded an impairment charge of $13.6 million in the residential real estate segment.

We announced on October 8, 2007 our plan to dispose of Sunshine State Cypress as part of our restructuring plan. Our current estimate of its fair value based upon market analysis indicates that goodwill would not be recoverable. Accordingly, we recorded an impairment charge of $7.4 million, including costs to sell, to reduce the goodwill carrying value of Sunshine State Cypress to zero in the forestry segment in addition to a $1.5 million goodwill impairment loss in 2006, both of which are reported as part of our discontinued operations. We also recorded an impairment charge of $2.2 million to approximate fair value, less costs to sell, related to our investment in Saussy Burbank which was sold in May 2007, and is reported as part of our discontinued operations. No impairment losses were recorded in 2005.

Restructuring Charges.  Restructuring charges include termination benefits and the write-off of capitalized homebuilding costs in connection with our exit from the Florida homebuilding business and our corporate reorganization. On October 8, 2007, we announced a restructuring plan that includes the divestiture of non-core assets, a significant reduction in capital expenditures, a leaner operating structure and an increased focus on the use of strategic business partners. As a result, we expect to take a charge to earnings of approximately $8.1 million, of which $6.1 million was recognized in 2007, with substantially all of the remaining charges to be recognized in 2008. The charges incurred will be primarily termination benefits to employees. We recorded a restructuring charge of $13.4 million during 2006 in connection with our exit from the Florida homebuilding business and a corporate reorganization. The charge included $9.3 million related to the write-off of previously capitalized homebuilding costs and $4.1 million related to one-time termination benefits. See note 12 in our consolidated financial statements for further detail of our restructuring reserve.

Other Income (Expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, loss related to the monetization of installment notes and other income. Total other income (expense) was $(4.6) million in 2007, $(9.4) million in 2006 and $(3.0) million in 2005. Interest expense increased $6.1 million during 2007 compared to 2006 primarily as a result of an increase in average borrowings in 2007 as well as less capitalized interest. Other income, net increased to $2.0 million in 2007 from $(0.5) million in 2006. The net increase includes a receipt of a $3.5 million insurance settlement relating to the defense of an outstanding litigation matter in 2007 partially offset by a writedown of $2.6 million related to our retained interest of installment notes receivable and $2.6 million related to a contractor settlement within our residential real estate segment. In addition, in 2006 other, net included a litigation provision of $4.9 million related to a 1996 sales commission dispute. Gain on disposition of assets was $8.0 million during 2007 and represents the gain associated with three of the 17 buildings sold as part of our office building portfolio and in which we had a continuing involvement as lessee.

Investment income increased to $5.1 million in 2006 from $3.5 million in 2005 due primarily to higher invested cash balances. Interest expense increased to $13.9 million in 2006 from $10.5 million in 2005 primarily due to an increase in the average amount of debt outstanding in 2006. Other, net decreased in 2006 primarily due to a litigation provision of $4.9 million relating to a 1996 sales commission dispute.

Equity in (Loss) Income of Unconsolidated Affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates totaled

$(5.3) million in 2007, $8.9 million in 2006 and $12.5 million in 2005. During 2007, we recorded a $4.3 million equity in loss of unconsolidated affiliates related to our investment in ALP Liquidating Trust (f/k/a Arvida/JMB Partners, L.P.). This adjustment was recorded as a result of the trust reserving $25.3 million of its remaining net assets to satisfy all potential claims and obligations. Equity in (loss) income of unconsolidated affiliates also decreased in 2007 compared to 2006 and 2006 compared to 2005 primarily due to lower earnings in our investments in residential joint ventures, Rivercrest and Paseos, which are now sold out.

Income Tax Expense.  Income tax expense, including income tax on discontinued operations, totaled $18.8 million, $31.7 million and $71.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rate was 32%, 38% and 36% for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rate was higher in 2006 primarily as a result of recognizing interest expense on uncertain tax positions as a tax expense. Recently, the Internal Revenue Service (“IRS”) examined our federal income tax returns for the years 2000 through 2004. We settled with the IRS in March 2007 with regards to our contested tax positions. This settlement resulted in an income tax benefit during the quarter ended March 31, 2007, of approximately $3.1 million for amounts previously reserved, which lowered our 2007 effective tax rate.

Discontinued Operations.  Discontinued operations include the operations and subsequent sales of our office building portfolio and Saussy Burbank which were sold in 2007, Sunshine State Cypress, Inc. held for sale as of December 31, 2007, four commercial buildings sold in 2006 and the sale of Advantis and four commercial office buildings in 2005. These entities’ results are not included in income from continuing operations. See the “Residential Real Estate” and “Commercial Real Estate” sections below for further discussion regarding our discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, primary and seasonal residential communities. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee.

Residential sales slowed significantly beginning in mid-2005 and market conditions continued to deteriorate during 2007. As a result of the slowdown, inventories of resale homes and home-sites have risen dramatically in our markets. Through 2007 high resale inventory levels continued to negatively impact sales of our products in our markets. Further, the recent highly publicized problems in the mortgage lending industry have led to more restrictive lending standards, which have created additional negative pressure on demand and consumer confidence in housing. A possible recession in the national economy is also contributing to the continued severe downturn in the residential real estate markets. At this time, there is much uncertainty as to when the market for residential real estate will improve.

In 2007 we recorded impairments totaling $13.6 million primarily due to current adverse market conditions for residential real estate. Approximately $5.2 million of the impairments related to capitalized costs at certain projects due to changes in development plans, approximately $7.8 million related primarily to completed spec homes in several communities and approximately $0.6 million related to the modified terms of certain promissory notes.

In the past, we devoted significant resources to the conceptual design, planning, permitting and construction process for each of our new communities. We are continuing this process for certain key projects currently under development, and we will maintain this process for certain select communities going forward. In the future, however, we will primarily seek to either partner with third parties for the development of new communities or sell entitled land to third-party developers or investors. We hope to achieve significant savings in costs and capital expenditures through this approach to development going forward.

Currently, customers for our developed home-sites include both individual purchasers and national, regional and local homebuilders. Many of these homebuilders are also experiencing financial difficulties during this current weak real estate market. As a result, some of these homebuilders are choosing to delay or forego purchasing additional home-sites, and some have cancelled existing purchase commitments with us, or have sought to renegotiate such commitments on more favorable terms.

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank (see Discontinued Operations below). Our exit from the Florida homebuilding business announced in 2006 was substantially completed in 2007.

The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2007.

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues:
Real estate sales	$119.0	$317.6	$515.1
Rental revenues	2.9	1.7	1.6
Other revenues	38.4	38.0	43.4

Total revenues	160.3	357.3	560.1

Expenses:
Cost of real estate sales	77.2	221.5	323.4
Cost of rental revenues	3.1	1.8	1.6
Cost of other revenues	39.8	41.1	39.3
Other operating expenses	55.6	46.8	38.5
Depreciation and amortization	11.5	11.3	10.0
Impairment loss	13.6	—	—
Restructuring charge	4.1	12.3	—

Total expenses	204.9	334.8	412.8

Other income	0.8	1.6	0.1

Pre-tax (loss) income from continuing operations	$(43.8)	$24.1	$147.4

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Real estate sales include sales of homes and home-sites. Cost of real estate sales for homes and home-sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
	(Dollars in millions)

Sales	$58.4	$57.6	$116.0	$247.3	$69.3	$316.6
Cost of sales:
Direct costs	36.3	24.5	60.8	153.9	31.4	185.3
Selling costs	2.9	2.0	4.9	11.8	1.7	13.5
Other indirect costs	8.2	3.0	11.2	18.9	3.0	21.9

Total cost of sales	47.4	29.5	76.9	184.6	36.1	220.7

Gross profit	$11.0	$28.1	$39.1	$62.7	$33.2	$95.9

Gross profit margin	19%	49%	34%	25%	48%	30%

The overall decreases in real estate sales and gross profit were due primarily to adverse market conditions and our exit from homebuilding. The increase in total gross profit margin was due to the mix of sales, as higher margin home-site sales were a larger percentage of overall sales.

The following table sets forth home and home site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	20	$23.1	$19.3	$3.8	20	$21.8	$16.8	$5.0
Multi-family homes	1	0.9	0.6	0.3	—	—	—	—
Home-sites	47	36.6	12.9	23.7	67	32.5	12.0	20.5
Primary
Single-family homes	15	4.4	3.5	0.9	201	62.8	49.9	12.9
Townhomes	5	1.1	0.9	0.2	43	6.7	5.4	1.3
Home-sites	178	14.2	9.4	4.8	231	14.6	8.4	6.2
Northeast Florida:
Primary
Single-family homes	9	4.3	4.0	0.3	54	28.1	21.8	6.3
Home-sites	29	2.0	1.1	0.9	7	1.1	0.5	0.6
Central Florida:
Primary
Single-family homes	20	11.8	9.2	2.6	183	81.5	56.7	24.8
Multi-family homes	39	5.7	4.0	1.7	136	27.6	17.9	9.7
Townhomes	15	7.1	5.9	1.2	60	18.8	16.1	2.7
Home-sites	100	4.8	6.1	(1.3)	258	21.1	15.2	5.9

Total	478	$116.0	$76.9	$39.1	1,260	$316.6	$220.7	$95.9

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, Wild Heron, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the primary communities with sales activity were St. Johns Golf and Country Club and RiverTown. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, units closed and revenues on home sales in 2007 were slightly higher than 2006. Contributing to the higher revenues in 2007 was the sale of a single family home at WaterSound Beach for $3.4 million. Gross profit and gross margin decreased due to higher warranty and construction costs in our WaterSound Beach community, and the average sales price decreased slightly to $1.14 million in 2007 compared to $1.16 million in 2006. Home-site closings were lower in 2007, but revenues, gross profit and profit margin were higher as compared to 2006 due to the sale of 3 beachfront lots with an average sales price of $2.0 million and a profit margin of 75%, and the recognition of $7.0 million of deferred revenue on our SummerCamp Beach community as the required infrastructure was completed.

In our Northwest Florida primary communities, home closings, revenues and gross profit decreased for the full year 2007 as compared to 2006 due primarily to the limited availability of product and our exit from the Florida homebuilding market. Gross profit and gross margin decreased from 2006 as the average sales price in our Palmetto Trace community, which accounted for 50% of our 2007 Northwest Florida primary home closings, decreased to $275,000 in 2007 from $320,000 in 2006. Home-site closings, revenues and gross profit decreased in 2007 as compared to 2006. Closings decreased by 53 units but revenue only decreased $.4 million as compared to 2006 due to a different mix of product type sold in our SouthWood community, where the average sales price of a home-site closed increased to $90,000 as compared to $58,000 in 2006. Increased costs and the closing of lower margin builder lots reduced the gross profit and gross margin in 2007 as compared to 2006.

In our Northeast Florida communities, home closings, revenues and gross profit decreased in 2007 due to limited availability of product. St. Johns Golf and Country Club, which is nearing completion, had a 9% decrease in the average sales price to $475,000 in 2007 as compared to $520,000 in 2006. Home-site closings, revenues and gross profit increased in 2007 as sales commenced in the fourth quarter of 2007 at our RiverTown community. Gross margin decreased due to the sale of lower margin builder lots.

In our Central Florida communities, the gross profit on total home sales decreased in 2007 compared to 2006 due to a decline in unit closings resulting primarily from our exit from Florida homebuilding and adverse market conditions. The average sales price of multi-family homes decreased to $145,000 in 2007 from $202,000 in 2006. Home-site closings and revenue decreased in 2007 as compared to 2006 as a result of limited availability of product and adverse market conditions. Home-sites had a negative gross profit of ($1.3) million in 2007 due to bulk sales to a national homebuilder. These sales have potential profit participation expected to be recognized in future periods.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $38.4 million in 2007 with $39.8 million in related costs, compared to revenues totaling $38.0 million in 2006 with $41.1 million in related costs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $55.6 million in 2007 as compared to $46.8 million in 2006. The increase was primarily due to the recording of a $5.0 million termination fee paid to a third-party management company during the third quarter of 2007 and less capitalized costs due to our exit from homebuilding.

We recorded a restructuring charge in our residential real estate segment of $4.1 million in 2007 in connection with our exit from the Florida homebuilding business announced in 2006 and corporate reorganization as compared to $12.3 million in 2006.

Other income in 2007 included interest and miscellaneous income totaling $3.4 million offset by a $2.6 million charge for a claim settled in September, 2007 with a contractor at WaterSound Beach.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. The results of Saussy Burbank have been reported as discontinued operations in the years ended December 31, 2007, 2006 and 2005. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

The table below sets forth the operating results of our discontinued operations of Saussy Burbank for the years ended December 31 (in millions).

	2007	2006	2005

Saussy Burbank — Residential Segment
Aggregate revenues	$132,992	$182,298	$178,251

Pre-tax income	1,550	12,905	8,437
Income taxes	605	4,904	3,164

Income from discontinued operations	$945	$8,001	$5,273

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Real estate sales include sales of homes and home-sites. Cost of real estate sales for homes and home-sites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales:

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
	(Dollars in millions)

Sales	$247.3	$69.3	$316.6	$359.5	$155.3	$514.8
Cost of sales:
Direct costs	153.9	31.4	185.3	238.1	33.3	271.4
Selling costs	11.8	1.7	13.5	17.3	5.4	22.7
Other indirect costs	18.9	3.0	21.9	25.5	3.7	29.2

Total cost of sales	184.6	36.1	220.7	280.9	42.4	323.3

Gross profit	$62.7	$33.2	$95.9	$78.6	$112.9	$191.5

Gross profit margin	25%	48%	30%	22%	73%	37%

The changes in the components of our real estate sales and cost of real estate sales from the year ended December 31, 2006, to the year ended December 31, 2005, are set forth below by geographic region and product type. A more detailed explanation of the changes follows the table.

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	20	$21.8	$16.8	$5.0	8	$7.1	$5.1	$2.0
Multi-family homes	—	—	—	—	48	21.2	13.2	8.0
Private Residence Club	—	—	—	—	1	0.3	0.1	0.2
Home-sites	67	32.5	12.0	20.5	281	126.6	29.6	97.0
Primary
Single-family homes	201	62.8	49.9	12.9	301	77.7	64.3	13.4
Townhomes	43	6.7	5.4	1.3	135	20.5	17.4	3.1
Home-sites	231	14.6	8.4	6.2	109	10.1	5.7	4.4
Northeast Florida:
Primary
Single-family homes	54	28.1	21.8	6.3	124	51.2	39.5	11.7
Home-sites	7	1.1	0.5	0.6	43	3.4	0.9	2.5
Central Florida:
Primary
Single-family homes	183	81.5	56.7	24.8	353	118.8	92.6	26.2
Multi-family homes	136	27.6	17.9	9.7	86	51.3	38.6	12.7
Townhomes	60	18.8	16.1	2.7	41	11.4	10.1	1.3
Home-sites	258	21.1	15.2	5.9	80	15.2	6.2	9.0

Total	1,260	$316.6	$220.7	$95.9	1,610	$514.8	$323.3	$191.5

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

In our Northwest Florida resort communities, closed units, revenues and gross profit decreased significantly in 2006 compared to 2005 due to decreased demand for resort residential product. The gross profit from home-site sales decreased to $20.5 million in 2006 from $97.0 million in 2005 due primarily to decreases in the number of home-sites closed in SummerCamp Beach, RiverCamps on Crooked Creek, WaterColor and WaterSound Beach. The decreases resulting from these reduced closings were partially offset by closings in WaterSound and WindMark Beach as sales for home-site in these communities commenced in the second and third quarters of 2006, respectively. No gross profit was recognized from multi-family residences in 2006, compared to $8.0 million in 2005 for the multi-family residences at WaterSound Beach, which were completed in 2005.

In our Northwest Florida primary communities, closed units, revenues and gross profit decreased in 2006 as compared to 2005 due to market conditions. The gross profit from single-family home sales decreased $0.5 million in 2006 from 2005 since 95 fewer units closed. Due primarily to an increase in the average sales price of homes closed in Palmetto Trace and SouthWood (the average price of single-family residences closed in these communities in 2006 was $305,000 compared to $258,000 in 2005), the decrease in gross profit was not as significant as the decrease in unit closings. Townhome revenues and the number of townhomes closed decreased in 2006 as compared to 2005 since we closed most of the townhomes previously offered for sale in these communities. Home-site closings and gross profit increased in 2006 compared with 2005 due primarily to increased closings in Palmetto Trace and Hawks Landing resulting from our expanding relationships with national and regional homebuilders, although the average price decreased, reflecting a change in the type of product sold. The average price of a home-site sold in 2006 was $63,000 compared to $93,000 in 2005.

In our Northeast Florida communities, closed units, revenues and gross profit decreased in 2006 as compared to 2005 as a result of lack of product availability. The decreases were partially offset by an increase in the average price of a single-family residence to $520,000 in 2006 compared to $413,000 in 2005. James Island and Hampton Park were completed during 2005.

In our Central Florida communities, the gross profit on single-family home sales decreased to $24.8 million in 2007 from $26.2 million in 2005 as a result of unit closings decreasing to 183 from 353. Due to our ability to achieve stronger pricing on contracts in these communities in 2006 (the average price of single-family residences closed in these communities in 2006 was $445,000 compared to $337,000 in 2005), the decrease in gross profit was not as significant as the decrease in unit closings. Gross profit percentages recognized using percentage-of-completion accounting on multi-family residences increased to 35% in 2006 from 25% in 2005 due primarily to our ability to raise prices to more than offset increased construction costs. Home site closings and revenue increased in 2006 compared with 2005 due primarily to third quarter sales to David Weekley Homes and fourth quarter sales to Beazer Homes. The average price of a home-site in 2006 was $82,000 compared to $190,000 in 2005 due to a change in the type of product sold to these homebuilders. Increased sales of townhomes during 2006 resulted in increased revenues and gross profit of $18.8 million and $2.7 million, respectively, as compared to 2005.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations, management fees and brokerage activities. Other revenues were $38.0 million in 2006 with $41.1 million in related costs, compared to revenues totaling $43.4 million in 2005 with $39.3 million in related costs. The decrease in other revenues and related deficit was primarily due to the decrease in resale brokerage activity and increased resort costs. The decrease in resale brokerage activity coincided with the slowdown in residential sales. The increase in resort costs included salaries and salary related costs in our Northwest Florida resort operations, which was due primarily to costs associated with new resort operations in WaterSound Beach during 2006.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased to $46.8 million in 2006 from $38.5 million in 2005 due to increased marketing costs associated with a regional brand campaign, increased project administration expenses resulting from new projects at Seven Shores, RiverTown and the second phase of WindMark Beach, and increased insurance costs.

We recorded a restructuring charge in our residential real estate segment of $12.3 million in 2006 in connection with our exit from the Florida homebuilding business and corporate reorganization. The charge included $9.3 million related to the write-off of previously capitalized homebuilding costs and $3.0 million related to one-time termination benefits for affected employees.

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

The table below sets forth the results of our continuing operations of our commercial real estate segment for the three years ended December 31, 2007.

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues:
Real estate sales	$27.6	$48.5	$62.7
Rental revenues	2.1	3.3	2.8
Other revenues	0.1	0.9	1.2

Total revenues	29.8	52.7	66.7

Expenses:
Cost of real estate sales	13.8	18.6	33.8
Cost of rental revenues	1.4	2.1	1.1
Other operating expenses	5.9	7.0	8.2
Depreciation and amortization	1.2	2.6	2.2
Restructuring charge	0.4	0.1	—

Total expenses	22.7	30.4	45.3

Other income (expense)	8.3	1.7	0.8

Pre-tax income from continuing operations	$15.4	$24.0	$22.2

Although somewhat stronger than the markets for residential real estate, the markets for commercial real estate have also experienced a downturn in volume since 2005, although prices per acre have generally increased. As a result, our revenues in the commercial real estate segment have steadily declined since 2005. In addition to the negative effects of the prolonged downturn in demand for residential real estate, commercial real estate markets are also being negatively affected by the current decline in the national economy. Despite these adverse market conditions, we expect significant interest to develop in the near future for our commercial and industrial properties that surround the site of the proposed Panama City — Bay County International Airport. The new airport is currently under construction and could open for business as early as 2010, subject to the successful resolution of any legal challenges and other construction delays.

We continue to focus our efforts on attracting national and regional retail users and other commercial developers to our properties in Northwest Florida. Going forward, we will seek to partner with third parties for the development of new commercial projects, as well as sell entitled land to developers and investors.

Real Estate Sales.  Land sales for the three years ended December 31, 2007 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	Per Acre(1)	Proceeds	Revenue		on Sales
					(In millions)

Year Ended December 31, 2007:
Northwest Florida	29	88	$264.5	$23.2	$23.2	(2)	$12.8	(2)
Other	4	22	194.1	4.4	4.4		1.0

Total/Average	33	110	$250.1	$27.6	$27.6	(2)	$13.8	(2)

Year Ended December 31, 2006:
Northwest Florida	28	244	$200.4	$48.9	$48.5	(3)	$29.9	(3)
Other	—	—	—	—	—		—

Total/Average	28	244	$200.4	$48.9	$48.5	(3)	$29.9	(3)

Year Ended December 31, 2005:
Northwest Florida	36	220	$140.5	$30.9	$29.9	(4)	$21.9	(4)
Other	8	276	118.8	32.8	32.8		6.7

Total/Average	44	496	$128.4	$63.7	$62.7	(4)	$28.6	(4)

(1)	Average price per acre in thousands.

(2)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.0 million and $0.4 million, respectively.

(3)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

(4)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $1.0 million and $0.7 million, respectively.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Included in the year to date 2007 results were sales of four parcels primarily in Texas considered non-core holdings totaling $4.4 million for a gross profit of $1.0 million.

In 2007, the commercial segment had a $382,000 per acre average sales price on the retail land portfolio as compared to $248,000 in 2006 and $311,000 in 2005. In the commerce / industrial park portfolio the average sales price per acre in 2007 was $210,000 as compared to $215,000 in 2006 and $126,000 in 2005.

In 2006, compared to 2005, the commercial segment shifted its multifamily focus from smaller local builders to regional and national companies. This shift resulted in fewer multifamily sales but increased pricing to $232,000 per acre for the year 2006, compared with average pricing of $105,000 per acre in 2005.

In 2005, the commercial segment had larger numbers of sales due to the sale of non-strategic holdings.

For additional information about our Commerce Parks, see the table “Summary of Additional Commercial Land-Use Entitlements” in the Business section above.

Dispositions of Assets

During the second and third quarters of 2007, we closed on the sale of our office building portfolio, containing 17 buildings with approximately 2.25 million net rentable square feet, for an aggregate sales price of $377.5 million. As discussed earlier, three of the 17 buildings have been reported in continuing operations and the remaining 14 have been reported in discontinued operations. Considering the significant increase in office building valuations in the years prior to the sale, we believe that we achieved optimum pricing for our office building portfolio, especially in light of the subsequent decline in the market for commercial office buildings. We have no current plans to acquire additional office buildings.

The results of the three buildings reported in continuing operations for the year ended December 31 are shown in the following table (in millions):

	2007	2006	2005

Commercial Buildings:
Aggregate revenues	$1.5	$2.9	$2.6

Pre-tax income (loss)	—	(1.2)	(1.2)
Pre-tax gain on sale	8.0	—	—
Income tax expense (benefit)	0.6	(0.5)	(0.4)

Income (loss) from continuing operations, net of tax	$7.4	$(0.7)	$(0.8)

On September 7, 2005, we sold Advantis, our former commercial real estate services unit, for $11.4 million (including $7.5 million in notes receivable from the purchaser) at a pre-tax loss of $9.5 million. Under the terms of the sale, we continue to use Advantis to manage certain commercial properties and also involve Advantis in certain sales of our land.

Discontinued operations for the years ended December 31 include the sale and results of operations of our 14 buildings sold in 2007, four buildings sold in 2006, Advantis sold in 2005 and four commercial buildings sold in 2005 as shown in the following table. The operations of these buildings and Advantis are included in discontinued operations through the dates that they were sold (in millions):

	2007	2006	2005

Commercial Buildings — Commercial Segment:
Aggregate revenues	$18.1	$40.1	$43.8

Pre-tax income (loss)	2.5	(1.7)	1.2
Pre-tax gain on sale	47.8	16.7	30.8
Income taxes	19.6	5.7	12.0

Income from discontinued operations	$30.7	$9.3	$20.0

Advantis — Commercial Segment:
Aggregate revenues	$—	$—	$70.0

Pre-tax income (loss)	—	—	(1.6)
Pre-tax gain (loss) on sale	—	—	(9.5)
Income taxes (benefit)	—	—	(4.1)

Income (loss) from discontinued operations	$—	$—	$(7.0)

Total income from discontinued operations	$30.7	$9.3	$13.0

Rural Land Sales.  Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three years ended December 31, 2007.

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues:
Real estate sales	$161.1	$89.9	$68.9

Expenses:
Cost of real estate sales	54.7	7.4	9.4
Cost of other revenues	—	—	0.2
Other operating expenses	5.3	10.6	8.8
Depreciation and amortization	0.2	0.3	0.2
Restructuring charge	1.4	0.2	—

Total expenses	61.6	18.5	18.6

Other income	0.3	1.1	0.3

Pre-tax income from continuing operations	$99.8	$72.5	$50.6

Rural land sales for the three years ended December 31, 2007 are as follows:

	Number	Number of	Average Price	Gross Sales	Gross
Period	of Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

2007	44	105,963	$1,522	$161.3	$106.5
2006	84	34,336	$2,621	$89.9	$82.5
2005	142	28,958	$2,378	$68.9	$59.3

During 2007, we significantly increased rural land sales in response to the continuing downturn in our residential real estate markets. During the year, we closed the following significant sales:

•	19,989 acres in Wakulla and Jefferson counties for $28.5 million, or $1,425 per acre

•	33,035 acres in Southwest Georgia for $46.4 million or $1,405 per acre

•	26,943 acres in Liberty and Gadsden counties for $34.5 million, or $1,281 per acre

•	3,024 acres in Wakulla county for $9.1 million, or $3,000 per acre

•	15,250 acres in Liberty county for $19.1 million, or $1,251 per acre

After analysis of the physical characteristics and location of the land, we determined that it would take a significant amount of time and effort before we would be able to realize a higher and better value on these particular parcels. Cost of sales increased during 2007 compared to 2006 primarily due to a higher cost basis associated with the sale of our southwest Georgia property, which we purchased in 2005.

In October 2007, we announced that we are marketing for sale approximately 100,000 acres that currently fit our criteria for harvesting value. By December 31, 2007, we closed on the sale of 18,274 acres at an average price of $1,540 per acre. The current market for rural land remains steady, and we continue to discuss with potential customers large-tract rural land sales.

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

Forestry.  Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber. In addition, we own and operate a sawmill and mulch plant, Sunshine State Cypress, which converts logs into wood products and mulch. On October 8, 2007 we announced we intend to sell Sunshine State Cypress.

The table below sets forth the results of our continuing operations of our forestry segment for the three years ended December 31, 2007.

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Revenues:
Timber sales	$25.8	$24.3	$22.0
Expenses:
Cost of timber sales	20.8	18.1	16.5
Other operating expenses	1.6	1.6	1.5
Depreciation and amortization	2.6	2.4	3.3
Restructuring charge	0.1	—	—

Total expenses	25.1	22.1	21.3

Other income (expense)	(0.3)	3.2	3.2

Pre-tax income from continuing operations	$0.4	$5.4	$3.9

Total revenues for the forestry segment increased $1.5 million, or 6%, compared to 2006. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. Sales under this agreement were $13.3 million (745,800 tons) in 2007 and $13.0 million (692,600 tons) in 2006. Sales to other customers totaled $12.5 million (713,000 tons) in 2007 as compared to $11.3 million (623,300 tons) in 2006. The increase in revenue and tons sold under the fiber agreement and to outside customers resulted from our ability to harvest more solid wood products due to better operating conditions and planning.

Cost of sales for the forestry segment increased $2.7 million in 2007 compared to 2006. Costs of sales as a percentage of revenue were 81% in 2007 and 75% in 2006. The increase in cost of sales as a percentage of revenues was primarily due to lower pulpwood sales prices under the terms of the fiber agreement and an increase in cut and haul costs due to higher volume levels and increased fuel costs.

Revenues for the forestry segment in 2006 increased $2.3 million, or 11%, compared to 2005. Total sales under the fiber agreement with Smurfit-Stone Container Corporation were $13.0 million (692,600 tons) in 2006 and $12.0 million (678,000 tons) in 2005. Sales to other customers totaled $11.3 million (623,300 tons) in 2006 and $9.9 million (529,000 tons) in 2005. The 2006 increase in revenue and tons sold to outside customers resulted from our ability to harvest more solid wood products due to better operating conditions and planning.

Cost of timber sales increased $1.6 million, or 10%, in 2006 compared to 2005. Cost of sales as a percentage of revenues were stable at 75% in 2006 and 2005.

Discontinued operations for the years ended December 31 include the operations of Sunshine State Cypress, Inc. which as of December 31, 2007 we classified as held for sale as shown in the following table (in millions):

	2007	2006	2005

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$7.7	$5.6	$5.9

Pre-tax income (loss)	(5.7)	(1.0)	0.8

Income taxes (benefit)	(2.2)	(0.4)	0.3

Income (loss) from discontinued operations	$(3.5)	$(0.6)	$0.5

During 2007 we announced our plan to dispose of Sunshine State Cypress as part of our restructuring plan. Our current estimate of fair value based upon market analysis indicates that its goodwill would not be recoverable. Accordingly, in 2007 we recorded an impairment charge of $7.4 million pre-tax which includes $7.3 million to reduce the goodwill carrying value of Sunshine State Cypress to zero and $0.1 million of estimated selling costs.

During 2006, we determined the fair value of Sunshine State Cypress was less than the carrying value and recorded an impairment loss to reduce the carrying amount of goodwill from $8.8 million to $7.3 million. This resulted in an impairment loss of $1.5 million pre-tax.

Liquidity and Capital Resources

We generated cash from:

•	Operations;

•	Sales of land holdings, other assets and subsidiaries;

•	Borrowings from financial institutions; and

•	Issuances of equity from the exercise of employee stock options.

We used cash for:

•	Operations;

•	Real estate development and construction;

•	Repurchases of our common stock;

•	Payments of dividends;

•	Repayments of debt;

•	Payments of taxes; and

•	Investments in joint ventures and acquisitions.

We have recently announced a restructuring plan designed to significantly reduce our capital investment plans. We believe our restructuring plan will allow us to increase our financial flexibility over time by significantly reducing capital expenditures, decreasing selling, general and administrative expenses, divesting non-core assets, lowering debt and eliminating our current dividend. Management believes we have adequate resources and liquidity to fund ongoing operating requirements and future capital expenditures related to our planned level of investment in real estate developments.

Cash Flows from Operating Activities

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land sales segment, our timberland operations and land developed by the commercial real estate segment, are included in operating activities on the statement of cash flows. Distributions of income from unconsolidated affiliates are also included in cash flows from operating activities.

Net cash (used in) provided by operations was $(209.3) million during 2007 compared to $(143.9) million during 2006 and $192.0 million in 2005. Expenditures relating to our residential real estate segment in 2007, 2006 and 2005 were $214.3 million, $531.4 million and $515.7 million, respectively. Expenditures for operating properties in 2007, 2006 and 2005 totaled $13.2 million, $55.6 million and $33.9 million, respectively, and were made up of commercial land development and residential club and resort property development.

The expenditures for operating activities relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. For the past three years, we have devoted significant resources to the development of several new large-scale residential communities, including WindMark Beach, RiverTown and WaterSound. Because of adverse market conditions and the substantial progress on these large-scale developments, we expect cash expenditures in 2008 to be materially less than in 2007. Also, we expect to realize significant cash savings due to our exit from the homebuilding business.

On August 16, 2007, we purchased the Greg Norman-designed Shark’s Tooth Golf Club, together with 28 fully-developed home-sites in the Wild Heron community, additional land parcels and a beach club, all near Panama City Beach, Florida, for approximately $30.0 million.

As part of our restructuring plan we intend to limit our capital investments going forward by shifting more development costs to a range of best-of-class strategic business partners that include branded builders, project developers and venture partners. Capital investment for horizontal developments will be limited to our most strategic and valuable places.

Our current income tax payable was $8.1 million at December 31, 2007 and $9.9 million at December 31, 2006, respectively. Our net deferred income tax liability was $83.5 million and $211.1 million at December 31, 2007 and December 31, 2006, respectively. The change in our deferred tax accounts was primarily a result of the reversal of deferred tax gains related to the sale of our office building portfolio. In addition, we made $188.5 million in tax payments during 2007, which included $86.0 million related to an IRS settlement for the years 2000 through 2004 in the first quarter of 2007. The disposition of our office building portfolio also required us to make significant estimated tax payments during 2007.

Our accrued liabilities were $55.7 million and $123.5 million at December 31, 2007 and December 31, 2006, respectively. The decrease was primarily attributed to the settlement of a $39.0 million tax liability, which was part of our IRS examination as discussed above and in Note 15 to our consolidated financial statements.

During 2007, we sold 33,035 acres in southwest Georgia. In connection with this sale we recorded two installment notes in the aggregate amount of $46.4 million. These notes were subsequently monetized for $41.5 million in net cash proceeds. In addition, we sold 19,989 acres in Northwest Florida. In connection with this sale we recorded an installment note in the amount of $28.5 million, which was subsequently monetized for $25.4 million in net cash proceeds. Selling timberlands using an installment sale structure allows us to defer paying federal income tax on the gain from the sales for 15 years. We have deferred approximately $63.4 million of gain for income tax reporting purposes related to these sales.

Cash Flows from Investing Activities

Cash flows from investing activities include cash flows from the sale of buildings from our office building portfolio, the sale of other assets not held for sale, distributions of capital from unconsolidated affiliates and acquisitions of property using tax deferred proceeds. Net cash provided by (used in) investing activities was $326.7 million in 2007 compared to $29.9 million in 2006 and $(31.9) million in 2005.

During the second and third quarters of 2007, we closed on the sale of our office building portfolio, containing 17 buildings with approximately 2.3 million net rentable square feet, for an aggregate sales price of $377.5 million. We also defeased approximately $29.3 million of mortgage debt in connection with the sale. Net proceeds from the sale were used to pay taxes and to pay down debt.

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing. The remaining balance outstanding on the seller financing at December 31, 2007 was $27.2 million. Net proceeds from this transaction were used to pay taxes and pay down debt.

On April 25, 2007, we purchased the Bay Point Marina in Bay County near Panama City Beach, Florida for approximately $9.8 million, using tax deferred funds.

Net cash provided in 2006 primarily was a result of $52.8 million in proceeds related to the sales of office buildings. Cash flows from investing activities in 2005 included $88.8 million in proceeds from the sales of office buildings and Advantis, net of cash included in assets sold. We used cash in 2005 for several real estate investments, including $20.9 million for the purchase of a commercial office building and related intangible assets net of assumption of a mortgage on the property of $29.9 million, the purchases of 16 acres of property in Manatee County for $18.0 million and 47,303 acres of timberland in Southwest Georgia for $58.3 million, in tax-deferred like-kind exchanges and $9.6 million of other real estate investments.

The purchase of commercial buildings and land, comprising the majority of the cash used in investing activities, generally follow the sale of real estate, principally land sales on a tax-deferred basis. The tax deferral requires the reinvestment of proceeds from qualifying sales within a required time frame. We make these investments in buildings and land only when we can acquire these assets at attractive prices. It is becoming increasingly difficult to acquire assets that meet our pricing and other criteria for reinvestment and, as a result, we may not purchase commercial buildings and vacant land to the extent we have in the past. Additionally, as our sales activity has slowed, the amount of cash available for purchase activities has decreased.

Cash Flows from Financing Activities

Net cash used in financing activities was $130.0 million in 2007, $51.7 million in 2006 and $52.3 million in 2005. At December 31, 2007, we had approximately $232.4 million of debt maturing in less than one year including $132.0 million under short-term LIBOR contracts under our revolving credit facility (described below). In addition, we have a $100.0 million term loan maturing in July 2008. We used the cash proceeds from the sales of our mid-Atlantic homebuilding operations and office building portfolio to pay taxes and to pay down debt.

As a result of our restructuring plan, we have eliminated our quarterly dividend. In the future we plan to return capital to shareholders through our share repurchase program rather than paying a dividend. The elimination of the dividend will result in annual cash savings of approximately $45.0 million to $50.0 million.

As previously discussed, we monetized notes receivable from timberland installment sales in July 2007 for $41.8 million in cash and in November 2007 for $25.6 million in cash. Proceeds from the transactions were used to pay down debt.

Our $500 million senior revolving credit facility (the “Credit Facility”), which matures in July 2009 (with the ability to extend to July 2010), bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%. The balance outstanding was $132.0 million and $60.0 million at December 31, 2007 and December 31, 2006, respectively. Proceeds from the Credit Facility have been and will be used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes.

In July 2006, we entered into a $100 million term loan (the “Term Loan”) to finance the repayment of $100 million of senior notes. The Term Loan bears interest on approximately the same terms as our Credit

Facility. The Term Loan had an outstanding balance of $100.0 million at December 31, 2007 and 2006. In January 2008, we extended the maturity date of the Term Loan to July 31, 2008.

Senior notes issued in private placements had an outstanding principal amount of $240.0 million at December 31, 2007 and $307.0 million at December 31, 2006. During the first quarter 2007, we paid $67.0 million related to our Series B 2002 notes, which matured on February 7, 2007. The proceeds of the senior notes were used to finance development and construction projects, as well as for general corporate purposes.

We have used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $35.7 million and $43.1 million related to CDD bonds as of December 31, 2007 and 2006, respectively.

The Credit Facility, the Term Loan and our senior notes contain financial covenants, including maximum debt ratios and minimum fixed charge coverage and net worth requirements. In addition, approximately $30.0 million of the CDD debt on our consolidated balance sheet at December 31, 2007 is supported by standby note purchase agreements which incorporate the financial covenants of our Credit Facility. In June and July 2007 we amended the Credit Facility, the Term Loan and the senior notes to favorably adjust the financial covenant addressing the fixed charge coverage ratio to provide for a four quarter, instead of a two quarter, calculation. This change better reflects the variable nature of our quarterly earnings. We were in compliance with the covenants of the Credit Facility, Term Loan, senior notes and CDD debt at December 31, 2007. The weak conditions in the residential real estate markets, however, create a challenging environment in which to generate sufficient earnings to satisfy the fixed charge coverage ratios of the Credit Facility, Term Loan, senior notes and CDD debt. Although land sales should generate sufficient earnings to remain in compliance with these covenants in 2008, we are weighing a number of alternatives to enhance our financial flexibility, including the negotiation of amendments to the Credit Facility, Term Loan, senior notes and CDD debt and capital market transactions.

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at December 31, 2007. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program in 1998 to December 31, 2007, we have repurchased from shareholders 27,945,611 shares. During 2006 and 2005, we repurchased from shareholders 948,200 and 1,705,000 shares, respectively. During 2007, as real estate market conditions continued to decline, we chose not to use cash for the repurchase of shares. Given the challenges presented by the current operating environment, we will continue to be prudent in our approach to share repurchase activity until market conditions improve. As a result, we do not expect to repurchase any shares during 2008.

Executives have surrendered a total of 2,311,897 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. For 2007, 2006 and 2005, 58,338 shares worth $2.1 million, 148,417 shares worth $7.6 million and 68,648 shares worth $4.8 million, respectively, were surrendered by executives, of which $2.1 million, $7.6 million and $2.3 million, respectively, were for the cash payment of taxes due on exercised stock options and vested restricted stock.

Cash flows from discontinued operations are reported in the consolidated statement of cash flows as operating, investing and financing along with our continuing operations.

Off-Balance Sheet Arrangements

If timberlands are sold in exchange for an installment note, the Internal Revenue Code permits the deferral of federal income tax on any gain on the sale until the installment note is paid. During 2007, we sold a total of 53,024 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $74.9 million, which installment notes are fully backed by letters of credit issued by a third party financial institution. We contributed the installment notes to bankruptcy-remote, qualified special purpose entities (“QSPEs”) established in accordance with Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPEs’ results are not consolidated in our financial statements.

The QSPEs monetized the installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes and distributed approximately $67.4 million in gross proceeds to us. The debt securities are payable solely out of the assets of the QSPEs (which consists of the installment notes and the irrevocable letters of credit). The QSPE’s investors have no recourse to the Company for payment of the debt securities. We recorded a retained interest with respect to the QSPEs of $5.5 million, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimate of key assumptions, including credit risk and interest rates. We have deferred approximately $63.4 million of gain for income tax purposes through this QSPE / installment sale structure.

Contractual Obligations and Commercial Commitments at December 31, 2007

	Payments Due by Period
		Less Than			More Than
Contractual Cash Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Debt	$541.2	$232.4	$39.3	$86.7	$182.8
Interest related to debt	116.5	18.3	29.9	25.6	42.7
Purchase obligations(2)	23.2	3.9	19.3	—	—
Operating leases	6.0	1.6	4.4	—	—

Total Contractual Cash Obligations	$686.9	$256.2	$92.9	$112.3	$225.5

(1)	Excludes FIN 48 tax liability of $1.0 million due to uncertainty of payment period.

(2)	These aggregate amounts include individual contracts in excess of $2.0 million.

	Amount of Commitment Expirations per Period
	Total Amounts	Less Than			More Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Surety bonds	$48.7	$48.7	$—	$—	$—
Standby letters of credit	21.1	21.1	—	—	—

Total Commercial Commitments	$69.8	$69.8	$—	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk related to our long-term debt. As of December 31, 2007, there was $132.0 million outstanding under our Credit Facility, which matures on July 21, 2009. This debt accrues interest at different rates based on timing of the loan and our preferences, but generally will be either the one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of the loan. In addition, we have a $100.0 million term loan, which matures July 2008 and accrues interest based on LIBOR. These loans potentially subject us to interest rate risk relating to the change in the LIBOR rates. We manage our interest rate exposure by monitoring the effects of market changes in interest rates. If LIBOR had been 100 basis points higher or lower, the effect on net income with respect to interest expense on the credit facility and term loan would have been a respective decrease or increase in the amount of $2.1 million pre-tax ($1.5 million net of tax). Any increase in borrowing under the Credit Facility will cause a corresponding increase in interest expense.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2007. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2007.

Expected Contractual Maturities

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
	$ in millions

Long-term Debt
Fixed Rate	$0.4	$16.6	$2.2	$0.5	$75.5	$184.0	$279.2	$287.7
Wtd. Avg. Interest Rate	—	6.5%	—	—	7.4%	5.3%	6.0%
Variable Rate	$232.0	$—	$20.0	$—	$10.0	—	$262.0	$262.0
Wtd. Avg. Interest Rate	3.4%	—	3.1%	—	3.1%	—	3.4%

Management estimates the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2007, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rate and market values.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements in pages F-2 to F-41 and the Report of Independent Registered Public Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference thereto.

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

(b) Changes in Internal Control Over Financial Reporting.  During the quarter ended December 31, 2007 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders
The St. Joe Company:

We have audited The St. Joe Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2007 and the related financial statement schedule, and our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 25, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, nominees for director, executive officers and certain corporate governance matters is described in our proxy statement relating to our 2008 annual meeting of shareholders to be held on May 13, 2008 (the “proxy statement”). This information is set forth in the proxy statement under the captions “Proposal No. 1 — Election of Directors”, “Executive Officers”, and “Corporate Governance and Related Matters”. This information is incorporated by reference.

Item 11.	Executive Compensation

Information concerning compensation of our executive officers for the year ended December 31, 2007, is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference.

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

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2007:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	700,781	$36.21	1,003,901
Equity compensation plans not approved by security holders	—	—	—

Total	700,781	$36.21	1,003,901

For additional information regarding our equity compensation plans, refer to Note 2 to the consolidated financial statements under the heading “Stock-based Compensation”.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2007 and director independence is set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our proxy statement. This information is incorporated by reference.

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

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
10.1	Third Amended and Restated Credit Agreement dated as of July 22, 2005, among the registrant, Wachovia Bank, National Association, as agent, and the lenders party thereto ($500 million revolving credit facility)(incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated July 28, 2005).
10.2	First Amendment to Third Amended and Restated Credit Agreement ($500 million revolving credit facility) dated February 26, 2007 (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.3	Second Amendment to Third Amended and Restated Credit Agreement ($500 million revolving credit facility) dated June 28, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 3, 2007).
10.4	Note Purchase Agreement dated as of February 7, 2002, among the registrant and the purchasers party thereto ($175 million Senior Secured Notes) (incorporated by reference to Exhibit 10.25 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.5	First Amendment to 2002 Note Purchase Agreements dated June 8, 2004, by and among the registrant and certain holders of the registrant’s 2002 Senior Notes party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.6	Second Amendment to 2002 Note Purchase Agreements dated July 28, 2006, by and among the registrant and the holders of the registrant’s 2002 Senior Notes party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.7	Third Amendment to 2002 Note Purchase Agreements dated July 30, 2007, by and among the registrant and the holders of the registrant’s 2002 Senior Notes party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 30, 2007).
10.8	Note Purchase Agreement dated as of August 25, 2005 by and among the registrant and the purchasers party thereto ($150 million Senior Notes)(incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated August 30, 2005).
10.9	First Amendment to 2005 Note Purchase Agreements dated July 30, 2007, by and among the registrant and the holders of the registrant’s 2005 Senior Notes party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 30, 2007).
10.10	Credit Agreement dated July 28, 2006 by and among the registrant, Bank of America, N.A. and Banc of America Securities, LLC ($100 million term loan)(incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.11	First Amendment to Credit Agreement and Note Modification Agreements ($100 million term loan) dated June 28, 2007 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 3, 2007).
10.12	Second Amendment to Credit Agreement ($100 million term loan) dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 24, 2008).
10.13	Employment Agreement between the registrant and Peter S. Rummell dated August 19, 2003 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14	First Amendment to Employment Agreement between the registrant and Peter S. Rummell dated January 1, 2008 (regarding Section 409A compliance).
10.15	Summary of compensation terms for Peter S. Rummell as Chairman of the Board (incorporated by reference to the information set forth under the caption “Retirement of Peter S. Rummell” in the registrant’s Current Report on Form 8-K filed on February 19, 2008).

Exhibit
Number	Description

10.16	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.17	Form of First Amendment to Executive Employment Agreement (regarding Section 409A compliance).
10.18	Second Amendment to Employment Agreement of Wm. Britton Greene dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.19	First Amendment to Employment Agreement of Michael N. Regan dated January 5, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 9, 2007).
10.20	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.21	Deferred Capital Accumulation Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.11 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.22	First Amendment to the Deferred Capital Accumulation Plan, dated May 22, 2003 and effective as of June 1, 2003 (incorporated by reference to Exhibit 10.16 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.23	Second Amendment to the Deferred Capital Accumulation Plan, dated November 2, 2005 and effective as of September 8, 2005 (incorporated by reference to Exhibit 10.17 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.24	Third Amendment to the Deferred Capital Accumulation Plan, dated as of November 30, 2005 and effective as of January 1, 2005 (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.25	Fourth Amendment to The St. Joe Company Deferred Capital Accumulation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 22, 2006).
10.26	Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.15 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.27	First Amendment to the Supplemental Executive Retirement Plan, dated May 22, 2003 and effective as of June 1, 2003 (incorporated by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.28	Second Amendment to the Supplemental Executive Retirement Plan, dated November 2, 2005 and effective as of September 8, 2005 (incorporated by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.29	Third Amendment to The St. Joe Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 22, 2006).
10.30	1999 Employee Stock Purchase Plan, dated November 30, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.31	Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.32	Second Amendment to the St. Joe Company 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.33	Third Amendment to the St. Joe Company 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.34	Fourth Amendment to the St. Joe Company 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number	Description

10.35	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.36	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.37	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.38	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.39	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.40	Form of Restricted Stock Agreement-Bonus Award (incorporated by reference to Exhibit 10.24 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.41	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K dated September 23, 2004).
10.42	Form of Amendment to Restricted Stock Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.43	Form of Stock Option Agreement for use with grants on or after July 27, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.44	Form of Restricted Stock Agreement for use with grants on or after July 27, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.45	Form of Restricted Stock Agreement (with performance-based vesting conditions)(incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.46	Summary of Non-Employee Director Compensation (incorporated by reference to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.47	Description of Additional Compensation for Lead Director (incorporated by reference to the information contained in the registrant’s Current Report on Form 8-K dated May 15, 2006).
10.48	Form of Non-Employee Director Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.49	Form of Director Investment Election Form (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 5, 2005).
10.50	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 17, 2006).
10.51	Summary of 2007 provisions of the Annual Incentive Plan (incorporated by reference to the information set forth in the registrant’s Current Report on Form 8-K filed on February 16, 2007).
10.52	Description of 2008 Short-Term Incentive Plan (incorporated by reference to the information set forth under the caption “2008 Short-Term Incentive Plan” in the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.53	Purchase and Sale Agreement and Letter Agreement, each dated as of April 30, 2007 by and among the registrant, certain subsidiaries of the registrant and Eola Capital, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K dated April 30, 2007).
14.1	Code of Conduct (revised December 4, 2006)(incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 7, 2006).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ Peter S. Rummell
Peter S. Rummell
Chairman and Chief Executive Officer

Dated: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of February 25, 2008.

Signature	Title

/s/ Peter S. Rummell Peter S. Rummell	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Wm. Britton Greene Wm. Britton Greene	President and Chief Operating Officer

/s/ William S. McCalmont William S. McCalmont	Chief Financial Officer (Principal Financial Officer)

/s/ Janna L. Connolly Janna L. Connolly	Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael L. Ainslie Michael L. Ainslie	Director

/s/ Hugh M. Durden Hugh M. Durden	Director

/s/ Thomas A. Fanning Thomas A. Fanning	Director

/s/ Harry H. Frampton, III Harry H. Frampton, III	Director

/s/ Dr. Adam W. Herbert, Jr. Dr. Adam W. Herbert, Jr.	Director

/s/ Delores M. Kesler Delores M. Kesler	Director

/s/ John S. Lord John S. Lord	Director

/s/ Walter L. Revell Walter L. Revell	Director

/s/ William H. Walton, III William H. Walton, III	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The St. Joe Company:

We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, The St. Joe Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also as discussed in Notes 2 and 13 to the consolidated financial statements, The St. Joe Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 25, 2008

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Investment in real estate	$943,540	$1,213,562
Cash and cash equivalents	24,265	36,935
Accounts receivable, net	8,759	25,839
Notes receivable	56,346	26,029
Pledged treasury securities	30,671	—
Prepaid pension asset	109,270	100,867
Property, plant and equipment, net	23,693	44,593
Goodwill, net	18,991	35,233
Other intangible assets, net	2,317	32,669
Other assets	38,023	44,668
Assets held for sale	8,091	—

	$1,263,966	$1,560,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Debt	$541,181	$627,056
Accounts payable	88,555	117,131
Accrued liabilities	55,692	123,496
Income tax payable	8,058	9,984
Deferred income taxes	83,535	211,115
Liabilities associated with assets held for sale	328	—

Total liabilities	777,349	1,088,782
Minority interest in consolidated subsidiaries	6,276	10,533
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 104,755,826 and 104,372,697 issued at December 31, 2007 and 2006, respectively	321,505	308,060
Retained earnings	1,081,883	1,078,312
Accumulated other comprehensive income	3,275	(1,033)
Treasury stock at cost, 30,158,370 and 30,100,032 shares held at December 31, 2007 and 2006, respectively	(926,322)	(924,259)

Total stockholders’ equity	480,341	461,080

	$1,263,966	$1,560,395

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands except
	per share amounts)

Revenues:
Real estate sales	$307,896	$456,083	$646,657
Rental revenues	5,053	5,001	4,392
Timber sales	25,821	24,351	22,026
Other revenues	38,267	38,871	44,602

Total revenues	377,037	524,306	717,677

Expenses:
Cost of real estate sales	145,800	247,515	366,607
Cost of rental revenues	4,583	3,945	2,800
Cost of timber sales	20,752	18,080	16,497
Cost of other revenues	39,797	41,152	39,505
Other operating expenses	68,453	66,014	57,373
Corporate expense, net	32,715	51,262	48,005
Depreciation and amortization	19,390	20,505	20,046
Impairment losses	13,609	—	—
Restructuring charges	8,881	13,416	—

Total expenses	353,980	461,889	550,833

Operating profit	23,057	62,417	166,844

Other income (expense):
Investment income, net	5,333	5,062	3,489
Interest expense	(20,029)	(13,917)	(10,500)
Other, net	2,048	(516)	3,982
Gain on disposition of assets	7,997	—	—

Total other income (expense)	(4,651)	(9,371)	(3,029)

Income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	18,406	53,046	163,815
Equity in (loss) income of unconsolidated affiliates	(5,331)	8,905	12,541
Income tax expense	869	21,498	60,671

Income from continuing operations before minority interest	12,206	40,453	115,685
Minority interest	1,092	6,137	7,820

Income from continuing operations	11,114	34,316	107,865

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(1,035)	6,336	5,471
Gain on sales of discontinued operations, net of tax	29,128	10,368	13,322

Income from discontinued operations, net of tax	28,093	16,704	18,793

Net income	$39,207	$51,020	$126,658

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.15	$0.47	$1.44
Income from discontinued operations	$0.38	$0.22	$0.25

Net income	$0.53	$0.69	$1.69

Diluted
Income from continuing operations	$0.15	$0.47	$1.42
Income from discontinued operations	$0.38	$0.22	$0.24

Net income	$0.53	$0.69	$1.66

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated	Restricted
	Common Stock			Other	Stock
	Outstanding		Retained	Comprehensive	Deferred	Treasury
	Shares	Amount	Earnings	Income (Loss)	Compensation	Stock	Total
			(Dollars in thousands, except per share amounts)

Balance at January 1, 2005	75,893,250	$263,044	$994,172	$—	$(19,649)	$(742,156)	$495,411

Comprehensive income:
Net income	—	—	126,658	—	—	—	126,658

Total comprehensive income	—	—	—	—	—	—	126,658

Issuances of restricted stock	165,741	11,083	—	—	(11,083)	—	—
Forfeitures of restricted stock	(20,891)	(998)	—	—	998	—	—
Dividends ($0.60 per share) and other distributions	—	—	(45,840)	—	—	—	(45,840)
Issuances of common stock	663,838	15,488	—	—	—	—	15,488
Excess tax benefit on exercises of stock options	—	12,009	—	—	—	—	12,009
Amortization of restricted stock deferred compensation	—	—	—	—	10,078	—	10,078
Purchases of treasury shares	(1,773,648)	—	—	—	—	(124,806)	(124,806)

Balance at December 31, 2005	74,928,290	300,626	1,074,990	—	(19,656)	(866,962)	488,998

Reclassification of deferred compensation		(19,656)			19,656		—
Comprehensive income:
Net income	—	—	51,020	—	—	—	51,020

Total comprehensive income	—	—	—	—	—	—	51,020

Transition adjustment for pension and postretirement benefits, net of tax of $0.6 million	—	—	—	(1,033)	—	—	(1,033)
Issuances of restricted stock	244,465	—	—	—	—	—	—
Forfeitures of restricted stock	(104,254)	—	—	—	—	—	—
Dividends ($0.64 per share)	—	—	(47,698)	—	—	—	(47,698)
Issuances of common stock	300,781	8,562	—	—	—	—	8,562
Excess tax benefit on options exercised and vested restricted stock	—	4,761	—	—	—	—	4,761
Amortization of stock- based compensation	—	13,767	—	—	—	—	13,767
Purchases of treasury shares	(1,096,617)	—	—	—	—	(57,297)	(57,297)

Balance at December 31, 2006	74,272,665	$308,060	$1,078,312	$(1,033)	$—	$(924,259)	$461,080

Comprehensive income:
Net income	—	—	39,207	—	—	—	39,207
Amortization of pension and postretirement benefit costs, net	—	—	—	692	—	—	692

Actuarial change in pension and postretirement benefits, net				3,616			3,616
Total comprehensive income	—	—	—	—	—	—	43,515

Issuances of restricted stock	376,913	—	—	—	—	—	—
Forfeitures of restricted stock	(147,767)	—	—	—	—	—	—
Dividends ($0.48 per share)	—	—	(35,636)	—	—	—	(35,636)
Issuances of common stock	153,983	4,338	—	—	—	—	4,338
Excess tax benefit on options exercised and vested restricted stock	—	270	—	—	—	—	270
Amortization of stock- based compensation	—	8,837	—	—	—	—	8,837
Purchases of treasury shares	(58,338)	—	—	—	—	(2,063)	(2,063)

Balance at December 31, 2007	74,597,456	$321,505	$1,081,883	$3,275	$—	$(926,322)	$480,341

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$39,207	$51,020	$126,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	23,927	40,364	40,775
Stock-based compensation	8,837	13,767	10,078
Minority interest in income	1,092	6,137	7,820
Equity in (income) loss of unconsolidated joint ventures	5,129	(9,307)	(13,016)
Distributions of income from unconsolidated affiliates	710	12,786	16,585
Deferred income tax (benefit) expense	(127,581)	(96,868)	37,575
Excess tax benefits from stock-based compensation	—	—	12,009
Impairment losses	23,201	1,500	—
Restructuring expense	8,881	13,416	—
Cost of operating properties sold	199,858	398,691	514,276
Expenditures for operating properties	(227,540)	(586,982)	(549,583)
Write-off of previously capitalized home building costs	705	9,340	—
Gains on sale of office portfolio	(55,384)	(16,722)	(21,313)
Changes in operating assets and liabilities:
Accounts receivable	16,561	33,050	14,347
Notes receivable	9,289	(17,937)	(33,114)
Other assets	(34,753)	—	—
Accounts payable and accrued liabilities	(99,556)	5,000	13,190
Income taxes payable	(1,927)	(1,243)	15,767

Net cash (used in) provided by operating activities	(209,344)	(143,988)	192,054

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,583)	(14,018)	(19,909)
Purchases of investments in real estate	(14,163)	(6,923)	(106,822)
Purchases of short-term investments, net of maturities and redemptions	(488)	(7)	—
Contribution of capital to unconsolidated affiliate	(496)	(1,942)	5
Proceeds from the disposition of assets	36,000	—	—
Proceeds from sale of office portfolio	311,425	52,876	88,823
Distributions of capital from unconsolidated affiliates	—	—	5,973

Net cash provided by (used in) investing activities	326,695	29,986	(31,930)

Cash flows from financing activities:
Proceeds from revolving credit agreements	592,000	335,000	205,000
Repayment of borrowings under revolving credit agreements	(520,000)	(275,000)	(205,000)
Proceeds from other long-term debt	—	100,026	359,363
Repayments of other long-term debt	(163,581)	(106,223)	(258,916)
Distributions to minority interest partner	(5,349)	(13,799)	(2,879)
Proceeds from exercises of stock options	4,338	8,562	13,056
Dividends paid to stockholders	(35,636)	(47,698)	(45,840)
Excess tax benefits from stock-based compensation	270	4,761	—
Treasury stock purchases	(2,063)	(57,297)	(119,979)
Contribution of capital from minority interest partner	—	—	2,860

Net cash used in financing activities	(130,021)	(51,668)	(52,335)

Net (decrease) increase in cash and cash equivalents	(12,670)	(165,670)	107,789
Cash and cash equivalents at beginning of year	36,935	202,605	94,816

Cash and cash equivalents at end of year	$24,265	$36,935	$202,605

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

The St. Joe Company (the “Company”) is a real estate development company primarily engaged in residential, commercial and industrial development, and rural land sales. The Company also has significant interests in timber. Most of its real estate operations, as well as its timber operations, are within the state of Florida. Consequently, the Company’s performance, and particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

During the year ended December 31, 2007, the Company sold its office building portfolio, consisting of 17 buildings and its mid-Atlantic homebuilding operations, “Saussy Burbank”. The Company also announced its intent to sell its cypress sawmill and mulch plant, Sunshine State Cypress, Inc., which assets and liabilities are classified as held for sale at December 31, 2007. During the year ended December 31, 2006, the Company sold four of its commercial buildings. During the year ended December 31, 2005, the Company sold its commercial real estate services unit, Advantis Real Estate Services Company (“Advantis”), to the Advantis management team. Also in 2005, the Company sold four of its commercial buildings.

Real Estate

The Company currently conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales, and forestry.

The residential real estate segment plans and develops large-scale, mixed use resort, primary and seasonal residential communities primarily on land it owns with very low cost basis. The Company owns large tracts of land in Northwest Florida, including large tracts near Tallahassee and Panama City, and significant Gulf of Mexico beach frontage and waterfront properties. The Company is also a partner in three active joint ventures that primarily own and develop residential property.

The commercial real estate segment plans and develops our land holdings for a broad portfolio of retail, office and commercial uses. The Company sells and develops commercial land and provides development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. The Company also offers for sale land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family residential rental projects.

The rural land sales segment markets for sale tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses located primarily in Northwest Florida. The rural land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

Forestry

The forestry segment focuses on the management and harvesting of the Company’s extensive timberland holdings, as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is the largest private owner of land in Florida, most of which is currently managed as timberland. The principal products of the Company’s forestry operations are pine pulpwood and timber and forest products.

A significant portion of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with the Smurfit-Stone Container Corporation. The 12-year agreement, which ends on June 30, 2012, requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. At December 31, 2007, approximately 333,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The operations of dispositions in which the Company has no continuing involvement are included in discontinued operations through the dates that they were sold. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenues consist primarily of real estate sales, timber sales, rental revenues, and other revenues (primarily consisting of revenues from club operations).

Revenues from real estate sales, including sales of residential homes (including detached single-family and attached townhomes) and home-sites, land, and commercial buildings, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project. Revenues for multi-family residences and Private Residence Club (“PRC”) units under construction are recognized, in accordance with SFAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. The Company reviews the collectibility of contracts receivable and, in the event of cancellation or default, adjusts the percentage-of-completion calculation accordingly. Contracts receivable were $0 and $11.9 million at December 31, 2007 and 2006, respectively. Revenue for multi-family residences and PRC units is recognized at closing using the full accrual method of accounting if the criteria for using the percentage-of-completion method are not met before construction is substantially completed.

Percentage-of -completion accounting is also used for our home site sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.

Rental revenues are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Tenant reimbursements are included in rental revenues.

Other revenues consist of resort and club operations and management fees. Such fees are recorded as the services are provided.

Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenue.

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

Property, Plant and Equipment

Depreciation is computed using the straight-line method over the useful lives of various assets.

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

On October 8, 2007 the Company announced its plan to dispose of Sunshine State Cypress as part of its restructuring plan. The Company’s estimate of fair value based upon market analysis indicated that its goodwill would not be recoverable. Accordingly, the Company recorded an impairment charge of $7.4 million, including $0.1 million of estimated costs to sell, to reduce the goodwill carrying value of Sunshine State Cypress to zero in 2007.

Prior to the disposal of the Company’s office building portfolio, the Company had significant tangible and intangible assets related to the portfolio. The Company allocated the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets included land, buildings on an as-if vacant basis, and tenant improvements. The Company utilized various estimates, processes and information to determine the as-if vacant property value. Estimates of value were made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets included amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Above- and below-market rate lease values were recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the acquired leases and (ii) management’s estimate of fair market lease rates for corresponding leases, measured over a period equal to the non-cancelable term of the acquired lease. Above-market and below-market lease values were amortized to rental income over the remaining terms of the respective leases.

In-place lease value consisted of a variety of components including, but not necessarily limited to, (i) the value associated with avoiding costs of originating the acquired in-place leases (i.e., the market cost to execute a lease, including leasing commission, legal, and other related costs); (ii) the value associated with lost revenue from existing leases during the re-leasing period; (iii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the re-leasing period (i.e., real estate taxes,

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance, and other operating expenses); and (iv) the value associated with avoided incremental tenant improvement costs or other inducements to secure a tenant lease. In-place lease values were recognized as amortization expense over the remaining estimated occupancy period of the respective tenants.

Further, the value of the customer relationship acquired was considered by management. Customer relationship values were amortized to expense over a period based on renewal probabilities for the respective tenants.

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

Stock Options and Non-vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the award agreements).The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. Non-vested restricted shares generally vest over requisite service periods of three-year or four-year periods, beginning on the date of each grant, but are considered outstanding under the treasury stock method. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options vest over requisite service periods and are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 7-10 years after the date of grant.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Presented below are the per share weighted-average fair value of stock options granted during 2007, 2006, and 2005 using the Black Scholes option-pricing model, along with the assumptions used.

Weighted Average	2007	2006	2005

Per share weighted average fair value	$17.35	$17.62	$23.21
Expected dividend yield	1.15%	1.03%	0.78%
Risk free interest rate	4.74%	4.67%	4.32%
Expected volatility	22.78%	23.5%	23.0%
Expected life (in years)	7	7	7

Total stock-based compensation recognized on the Consolidated Statements of Income for the three years ended December 31, 2007 as corporate expense is as follows (in thousands):

	2007	2006	2005

Stock option expense	$1,678	$2,784	$—
Restricted stock expense	7,159	10,983	10,078
Employee stock purchase plan expense	107	205	—

Total	$8,944	$13,972	$10,078

The total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $2.9 million, $5.3 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table sets forth the pro forma amounts of net income and net income per share for 2005 that would have resulted if the Company had accounted for employee stock plans under the fair value recognition provisions of SFAS 123R (in thousands except per share amounts):

2005

Net income as reported	$126,658
Add: stock-based employee compensation expense included in reported net income, net of taxes	6,299
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(9,282)

Net income — pro forma	$123,675

Per share — Basic:
Earnings per share as reported	$1.69
Earnings per share — pro forma	$1.65
Per share — Diluted:
Earnings per share as reported	$1.66
Earnings per share — pro forma	$1.63

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of option activity outstanding under the stock option program for the year ended December 31, 2007:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 31, 2006	780,909	$32.42
Granted	112,101	55.00
Forfeited	(38,246)	46.31
Exercised	(153,983)	28.17

Balance at December 31, 2007	700,781	$36.21

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $8.0 million and $32.0 million, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares.

The following table presents information regarding all options outstanding at December 31, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Outstanding	Remaining Contractual Life	Exercise Prices	Exercise Price

41,187	1.9 years	$15.96-$23.94	$19.24
448,450	4.7 years	$23.95-$35.91	$29.73
20,300	6.2 years	$35.92-$53.86	$39.96
190,844	8.9 years	$53.87-$57.63	$54.70

700,781	5.7 years	$15.96-$57.63	$36.21

The following table presents information regarding options exercisable at December 31, 2007:

	Weighted Average	Range of	Weighted Average
Number of Options Exercisable	Remaining Contractual Life	Exercise Prices	Exercise Price

41,187	1.9 years	$15.96-$23.94	$19.24
448,450	4.7 years	$23.95-$35.91	$29.73
13,050	6.2 years	$35.92-$53.86	$39.82
27,891	8.9 years	$53.87-$57.63	$54.24

530,578	5.7 years	$15.96-$57.63	$30.45

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $3.3 million and $3.3 million, respectively. In computing compensation from share based payments as of December 31, 2007, the Company has estimated that 134,460 of the 170,203 unvested options outstanding are expected to vest. The weighted average exercise price and remaining contractual life of options expected to vest is $54.04 and 8.8 years, respectively. The aggregate intrinsic value of such options expected to vest was $0 at December 31, 2007. The intrinsic value is calculated as the difference between the market value as of December 31, 2007 and the grant date fair value. The closing price as of December 31, 2007 was $35.51 per share as reported by the New York Stock Exchange.

The total fair value of stock options that vested during the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $3.4 million and $5.1 million, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received for strike prices from options exercised under stock-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $4.3 million, $8.6 million and $13.1 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled $1.3 million, $3.0 million and $12.0 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

		Weighted Average
	Number of	Grant Date
Non-Vested Restricted Shares	Shares	Fair Value

Balance at December 31, 2006	622,346	$46.20
Granted	376,913	40.43
Forfeited	(147,767)	53.48
Vested	(192,175)	39.57

Balance at December 31, 2007	659,317	$43.20

The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2007, 2006 and 2005 was $40.43, $51.40 and $66.86, respectively.

The total fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005 was $7.2 million, $20.9 million and $3.2 million, respectively.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. Subsequent to adoption, the Company will continue to recognize the compensation cost over the requisite service period.

As of December 31, 2007, there was $15.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $2.9 million related to stock option grants and $12.5 million of non-vested restricted stock which will be recognized over a weighted average period of four years.

Upon the adoption of, and in accordance with SFAS 123R, deferred compensation of $19.7 million previously reflected as a component of Stockholders’ Equity has been netted against Common Stock as of January 1, 2006, in the accompanying Consolidated Statement of Changes in Stockholders’ Equity.

As a result of the retirement of our former President and COO in 2006, the increase in stock-based compensation expense for the year ended December 31, 2006 in connection with accelerating the vesting on 243,160 shares (fully amortized as of May 16, 2006) was $1.0 million.

Employee Stock Purchase Plan

In November 1999, the Company implemented an employee stock purchase plan (“ESPP”) whereby all employees may purchase the Company’s common stock through monthly payroll deductions at a 15% discount from the fair market value of its common stock at each month end, with an annual limit of $25,000 in purchases per employee.

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period including all potentially dilutive shares issuable under outstanding stock options and non-vested restricted stock, using the treasury stock method.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options and non-vested restricted stock are not considered in the diluted earnings (loss) per share calculation when the Company has a loss from continuing operations or when their effect is antidilutive.

The following table presents a reconciliation of average shares outstanding:

	2007	2006	2005

Basic average shares outstanding	73,836,071	73,719,415	74,837,731
Net effect of stock options assumed to be exercised	171,530	296,769	797,629
Net effect of non-vested restricted stock assumed to be exercised	293,000	402,975	573,576

Diluted average shares outstanding	74,300,601	74,419,159	76,208,936

Through December 31, 2007, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2007. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to December 31, 2007, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,311,897 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock, for a total of 30,257,508 acquired shares. During 2007, 2006 and 2005, the Company repurchased from shareholders 0, 948,200 and 1,705,000 shares, respectively. During 2007, 2006 and 2005, executives surrendered 58,338, 148,417 and 68,648 shares, respectively, as payment for strike prices and taxes due on exercised stock options and on vested restricted stock.

Shares of Company stock issued upon the exercise of stock options in 2007, 2006 and 2005 were 153,983, 300,781, and 663,838 shares, respectively.

Comprehensive Income

For the year ended December 31, 2007 and 2006, the Company’s comprehensive income differs from net income due to changes in the funded status of certain Company benefit plans (see Note 16). For the year ended December 31, 2005, the Company’s comprehensive income is equal to net income because there were no elements of other comprehensive income. The Company has elected to disclose comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity.

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

Long-Lived Assets and Discontinued Operations

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). The Company classifies the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held for sale are then recorded at the lower of their carrying value or fair market value less costs to sell. The operations and gains on sales reported in

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations include operating properties sold during the year and assets classified as held-for-sale for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement or significant cash flows after disposition. The operations from these assets have been eliminated from ongoing operations. Prior periods have been reclassified to reflect the operations of these assets as discontinued operations. The operations and gains on sales of operating assets for which the Company has continuing involvement or significant cash flows are reported as income from continuing operations.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. Since the overall decrease in demand and market prices for residential real estate indicated that carrying amounts within our residential real estate segment may not be recoverable, the Company recorded an impairment charge of $13.6 million in the residential real estate segment during 2007.

Reclassifications and Other

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

During 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans — An Amendment of SFAS Statements No 87, 88, 106 and 132R (“SFAS 158”). The adoption of SFAS 158 at December 31, 2006 resulted in the Company recording a $(1.0) million transition adjustment to comprehensive income in its Consolidated Statements of Changes in Stockholders’ Equity. The transition adjustment should have impacted the balance of accumulated other comprehensive income but instead was presented as a reduction to comprehensive income. The Company has reclassified the transition adjustment from comprehensive income on the 2006 Consolidated Statements of Changes in Stockholders’ Equity included herein.

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31 is as follows (in millions):

	2007	2006	2005

Interest paid	$34.7	$35.1	$27.0
Income taxes paid (net of refunds)	188.5	125.1	6.5
Capitalized interest	8.8	15.4	12.0

The Company’s non-cash activities for years ended December 31 are as follows (in millions):

	2007	2006	2005

Issuance of restricted stock	$7.3	$6.9	$10.1
Note receivable in connection with sale of subsidiary	—	—	7.5
Note receivable in connection with sale of unconsolidated affiliate	—	—	9.4
Assumption of mortgage related to commercial building purchase	—	—	29.9
Assumption of mortgage by purchaser of commercial building	(28.9)	—	—
Extinguishment of debt in connection with joint venture	—	(10.7)	—
Net increase in Community Development District Debt	31.8	28.4	—
Increase in pledged treasury securities	30.7	—	—

THE ST. JOE COMPANY

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. The fair value of the Company’s long-term debt, including the current portion, was $549.7 million and $619.7 million at December 31, 2007 and 2006, respectively.

Management estimates the fair value of long-term debt using the discounted amount of future cash flows based on the Company’s current incremental rate of borrowing for similar loans.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings. The Company uses derivative instruments to manage its exposure to market risks from changes in interest rates and does not hold or issue derivative instruments for speculative or trading purposes.

On September 27, 2007, the Company entered into a 45 — day forward starting interest rate swap contract with Wachovia Bank to minimize the risk that the interest rate component relating to a notional principal amount of a then-forecasted issuance of $25.6 million of notes may be adversely affected by interest rate fluctuations (see note 3). This derivative instrument was not designated as a hedge and changes in the fair value of this derivative instrument are recognized in earnings as gain (loss) on derivative contracts, which is included in Other income (expense), net. The contract was settled in October 2007 for an immaterial amount.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, Accounting for Income Taxes (“ FIN 48”) as of the January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the position to be recognized in an enterprise’s financial statements. The interpretation requires a review of all tax positions accounted for in accordance with FASB Statement No. 109 and applies a “more-likely-than-not” recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon the ultimate settlement with the taxing authority that has full knowledge of all relevant information. As of January 1, 2007, upon the adoption of FIN 48, there was no impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue No. 06-11 — Accounting for Income Tax Benefits of Dividends on Share — Based Payment Awards (“EITF 06-11”). EITF 06-11 states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 is effective for the Company’s fiscal year beginning January 1, 2008. The Company does not believe EITF 06-11 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, The effective date for fair value measurements of certain nonfinancial assets and liabilities is effective for fiscal years beginning after November 15, 2008. The Company does not believe SFAS 157 will have a material impact on its financial position or results of operations.

In September 2006, the EITF issued EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FAS No. 66 for the Sale of Condominiums (“EITF 06-8”). EITF 06-8 states that in assessing the collectibility of the sales price pursuant to paragraph 37(d) of FAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If an entity is unable to meet the criteria of paragraph 37, including an assessment of collectibility using the initial and continuing investment tests described in paragraphs 8-12 of FAS 66, then the entity should apply the deposit method as described in paragraphs 65-67 of FAS 66. EITF 06-8 is effective for the Company’s fiscal year beginning January 1, 2008. The Company has not yet completed the assessment of the impact of EITF 06-8 on its consolidated financial statements, but believes that it will be required, in most cases, to collect additional deposits from buyers in order to recognize revenue under the percentage-of-completion method of accounting. If the Company is unable to meet the requirements of EITF 06-8, it would be required to recognize revenue using the deposit method, which would delay revenue recognition until consumation of the sale.

The Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of SFAS Statements No. 87, 88, 106, and 132R (“SFAS 158”) in December 2006. SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 at December 31, 2006 resulted in the Company recording a $(1.0) million transition adjustment to comprehensive income in its Consolidated Statement of Changes in Stockholders’ Equity. The transition adjustment should have impacted the balance of accumulated other comprehensive income but instead was presented as a reduction in comprehensive income. The Company revised and removed the transition adjustment from comprehensive income on the Consolidated Statement of Changes in Stockholders’ Equity for 2006 in the Company’s Form 10-K for the year ended December 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 at December 31, 2006 resulted in the Company recording an additional $2.7 million pension asset and an additional $4.4 million liability related to postretirement medical benefits. The adjustments to accumulated other comprehensive income for the pension plan and postretirement medical benefits were $1.7 million and $(2.7) million net of tax, respectively, for a net impact of $(1.0) million.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Notes Receivable

Notes receivable at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Saussy Burbank notes, interest receivable at LIBOR + 1% — 2.5% (4.6% at December 31, 2007) , due November 2008 — May 2012	$27,202	$—
Various builder notes, interest receivable at non-interest bearing — 8.5%, due October 2009 — December 2011	18,608	16,907
Advantis notes, interest receivable at 6.0%, due September 2010	7,015	7,020
Pier Park Community Development District notes, interest receivable at 5.84% to 6.49%, due December 2009	2,028	1,555
Various mortgage notes, secured by certain real estate bearing interest at various rates	1,493	547

Total notes receivable	$56,346	$26,029

On June 1, 2007, St. Joe Timberland Company of Delaware, LLC, a wholly owned subsidiary, sold 33,035 acres of timberlands located primarily in Stewart County, Georgia for a sales price of $46.4 million. The entire sales price was paid in the form of two notes receivable maturing on June 1, 2022 and bearing interest at 5.668% payable semi-annually. The notes are fully supported by irrevocable letters of credit from Wachovia Bank. On July 11, 2007, the installment notes and irrevocable letters of credit were transferred to a qualifying special purpose entity (“QSPE”) as a capital contribution. On July 11, 2007 the QSPE issued in a private placement notes payable in the amount of $41.8 million bearing interest at 5.9% due and maturing in 2022. The QSPE used the proceeds of such issuance to pay $41.8 million to St. Joe Timberland Company of Delaware, LLC as a return of capital.

On September 27, 2007, St. Joe Timberland Company of Delaware, LLC sold 19,989 acres of timberlands located primarily in Wakulla and Jefferson counties, Florida for a sales price of $28.5 million. The entire sales price was paid in the form of a note receivable maturing on September 27, 2022 and bearing interest at 5.622% payable semi-annually. The note is fully supported by an irrevocable letter of credit from Wachovia Bank. On November 7, 2007, the installment note and irrevocable letter of credit were transferred to a QSPE as a capital contribution. On November 7, 2007 the QSPE issued in a private placement a note payable in the amount of $25.6 million bearing interest at 6.044% and maturing in 2023. The QSPE used the proceeds of such issuance to pay $25.6 million to St. Joe Timberland Company of Delaware, LLC as a return of capital.

Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) defines the criteria for QSPEs and their treatment within consolidated financial statements. Accordingly, the assets and debt of the QSPEs are not required to be and have not been consolidated on the Company’s balance sheet at December 31, 2007.

The Company recorded a loss of $2.6 million on the monetization of these notes receivable through the QSPEs. The amount of loss is determined based on the original carrying value of the notes, allocated between the assets monetized and the retained interest based on their relative fair value at the date of monetization. The Company’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties and the collection of the notes receivable principal net of the repayment of debt) and a cash reserve account. Fair value of the retained interest is estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of key assumptions, including credit risk and discount rates. The balance of the retained interest at December 31, 2007 was $5.5 million and is reported in other assets.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Pledged Treasury Securities

On August 7, 2007, the Company closed the sale of one of the buildings in its office building portfolio. Approximately $29.3 million of mortgage debt was defeased in connection with the sale. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt (see note 14). The proceeds were invested in government backed securities which were pledged to provide principal and interest payments for the mortgage debt previously collateralized by the commercial building. The investments have been included, and the related debt continues to be included, in the Company’s consolidated balance sheet at December 31, 2007. The Company has classified the defeasance trust investment as held-to-maturity because the Company has both the positive intent and the ability to hold the securities to maturity. Accordingly, the Company has recorded the investment at cost, adjusted for the amortization of a premium which approximates market value.

5.	Business Acquisition

On August 16, 2007, the Company purchased the Greg Norman-designed Shark’s Tooth Golf Club, 28 fully-developed home-sites, additional land parcels and beach and tennis club facilities in the Wild Heron community near Panama City Beach, Florida for approximately $30.0 million, including liabilities assumed. The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition in the residential real estate segment. The acquisition was recorded by allocating the cost of the assets acquired, including liabilities assumed, based on their estimated fair values at the acquisition date. The valuation of assets and liabilities assumed has been determined and the purchase price has been allocated as follows:

(In millions)

Land	$23.0
Buildings	4.3
Furniture and fixtures	0.8
Inventory	0.3
Liabilities assumed	(4.0)

Net assets acquired	$24.4

The Company has not provided supplemental pro-forma information as the information is not considered materially different from historically presented information.

6.	Discontinued Operations

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings in three separate closings. On June 20, 2007, the Company closed on the sale of 15 of the 17 buildings for a sale price and pre-tax gain of $277.5 million and $48.6 million, respectively. The sales of the remaining two office buildings closed on August 7, 2007 for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The Company deferred $3.3 million of gain resulting from a sale-leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next four years. The income/loss from and gain on the 14 buildings with no sale-leaseback arrangement are reflected in discontinued operations below.

Building sales included in discontinued operations for 2006 also include the operating results of Nextel II sold on December 20, 2006, for proceeds of $4.9 million and a pre-tax gain of $1.7 million; One Crescent

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ridge sold on September 29, 2006, for proceeds of $31.3 million and a pre-tax gain of $10.6 million; and Prestige Place One & Two sold on June 28, 2006, for proceeds of $18.1 million and a pre-tax gain of $4.4 million.

Discontinued operations for 2005 also include the sale and results of operations of Advantis, and the sales and results of operations of four commercial buildings sold in 2005. On September 7, 2005, the Company sold Advantis for a sales price of $11.4 million, consisting of $3.9 million in cash and $7.5 million in notes receivable, for a net of tax loss of $5.9 million, or $0.08 per share. Under the terms of the sale, the Company will continue to use Advantis to manage certain of its commercial properties and Advantis may be involved in certain sales of Company land which occur in the future. The Company believes the management contracts are at market rates and that the Company’s on-going involvement with Advantis is not material to the Company.

Building sales included in discontinued operations in 2005 consisted of the sales of Lakeview, sold on September 7, 2005 for proceeds of $18.0 million and a pre-tax gain of $4.1 million; Palm Court, sold on September 7, 2005 for proceeds of $7.0 million and a pre-tax gain of $1.8 million; 1133 20th Street, sold on September 29, 2005 for proceeds of $46.9 million and a pre-tax gain of $19.7 million and Harbourside, sold on December 14, 2005 for proceeds of $21.9 million and a pre-tax gain of $5.2 million.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, known as Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, related to the sale of Saussy Burbank.

The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The plan includes the divestiture of non-core assets, including the sale of its wholly owned subsidiary Sunshine State Cypress, Inc. Accordingly, the results of operations of Sunshine State Cypress have been presented as discontinued operations for the years ended December 31, 2007, 2006 and 2005. In addition, the related assets and liabilities of this operation have been classified as “held-for-sale” at December 31, 2007 as all of the criteria under the applicable accounting literature have been met. Included in pre-tax income is an impairment loss related to the writedown of goodwill for $7.4 million, including costs to sell, and $1.5 million for the years ended December 31, 2007 and 2006, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations presented on the Consolidated Statements of Income for the years ended December 31 included the following (in thousands):

	2007	2006	2005

Commercial Buildings — Commercial Segment:
Aggregate revenues	$18,111	$40,125	$43,777

Pre-tax income (loss)	2,467	(1,678)	1,146
Pre-tax gain on sale	47,750	16,722	30,819
Income taxes	19,585	5,716	11,987

Income from discontinued operations	$30,632	$9,328	$19,978

Advantis — Commercial Segment:
Aggregate revenues	$—	$—	$70,024

Pre-tax income (loss)	—	—	(1,623)
Pre-tax gain (loss) on sale	—	—	(9,504)
Income taxes (benefit)	—	—	(4,173)

Income (loss) from discontinued operations	$—	$—	$(6,954)

Saussy Burbank — Residential Segment
Aggregate revenues	$132,992	$182,298	$178,251

Pre-tax income	1,550	12,905	8,437
Income taxes	605	4,904	3,164

Income from discontinued operations	$945	$8,001	$5,273

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$7,671	$5,586	$5,948

Pre-tax income (loss)	(5,711)	(1,008)	794
Income taxes (benefit)	(2,227)	(383)	298

Income (loss) from discontinued operations	$(3,484)	$(625)	$496

Total income from discontinued operations	$28,093	$16,704	$18,793

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment in Real Estate

Real estate by segment as of December 31 consists of (in thousands):

	2007	2006

Operating property:
Residential real estate	$155,042	$104,341
Commercial real estate	9,525	9,366
Rural land sales	139	197
Forestry	85,105	135,932
Other	309	61

Total operating property	250,120	249,897

Development property:
Residential real estate	644,169	623,483
Commercial real estate	56,025	56,669
Rural land sales	7,632	7,996
Other	519	294

Total development property	708,345	688,442

Investment property:
Commercial real estate	1,835	311,362
Rural land sales	126	412
Forestry	522	1,372
Other	5,948	7,645

Total investment property	8,431	320,791

Investment in unconsolidated affiliates:
Residential real estate	4,063	9,406

Total real estate investments	970,959	1,268,536

Less: Accumulated depreciation	27,419	54,974

Investment in real estate investments	$943,540	$1,213,562

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate land and inventory currently under development to be sold. Investment property includes the Company’s land held for future use.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has one real estate property remaining in its office building portfolio having a net book value of approximately $8.3 million (net of accumulated depreciation of $1.3 million) at December 31, 2007 which is leased by the commercial real estate segment under non-cancelable operating leases expiring in various years through 2016. Expected future aggregate rental income related to this lease are as follows (in millions):

2008	$0.3
2009	0.3
2010	0.3
2011	0.2
2012	0.2
Thereafter	0.7

Total	$2.0

Depreciation expense from continuing operations reported on real estate was $10.2 million in 2007, $9.3 million in 2006, and $8.7 million in 2005.

The Company reports lease-related intangible assets separately for commercial buildings purchased subsequent to the effective date of FAS 141. See Note 11.

8.	Asset Impairments

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The overall decrease in demand and market prices for residential real estate indicated that carrying amounts of certain assets within its residential real estate segment may not be recoverable and, accordingly, the Company recorded an impairment charge of $13.6 million in the residential real estate segment during 2007.

9.	Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31 consist of (in thousands):

	Ownership	2007	2006

ALP Liquidating Trust*	26%	$—	$4,263
East San Marco L.L.C.	50%	2,099	1,930
Rivercrest, L.L.C.	50%	692	1,420
Paseos, L.L.C.	50%	1,272	1,628
Residential Community Mortgage Company, L.L.C.	49.9%	—	165

		$4,063	$9,406

*	Formerly known as Arvida/JMB Partners, LP.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the unconsolidated investments on a combined basis is as follows (in thousands):

	2007	2006

BALANCE SHEETS:
Investment in real estate, net	$9,901	$8,771
Other assets	32,500	46,515

Total assets	42,401	55,286

Notes payable and other debt	5,925	6,208
Other liabilities	28,350	9,560
Equity	8,126	39,518

Total liabilities and equity	$42,401	$55,286

	2007	2006	2005

STATEMENTS OF INCOME:
Total revenues	$7,779	$115,433	$148,456
Total expenses	31,915	93,216	119,685

Net income (loss)	$(24,136)	$22,217	$28,771

During 2007, the Company recorded an other than temporary loss of $4.3 million related to its investment in ALP Liquidating Trust. This adjustment was recorded as a result of the trust reserving in its publicly-filed financial statements during the fourth quarter 2007, $25.3 million of its remaining net assets to satisfy all potential claims and obligations.

10.	Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31 consisted of (in thousands):

			Estimated
	2007	2006	Useful Life

Transportation property and equipment	$34,057	$34,057	3
Machinery and equipment	31,163	36,677	3-10
Office equipment	18,256	16,651	5-10
Autos, trucks, and airplanes	4,790	5,085	5-10

	88,266	92,470
Less: Accumulated depreciation	65,373	66,030

	22,893	26,440

Construction in progress	800	18,153

Total	$23,693	$44,593

Depreciation expense from continuing operations on property, plant and equipment was $7.4 million in 2007, $9.2 million in 2006 and $10.3 million in 2005.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method of accounting. The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The Company’s current estimate of fair value of the assets and liabilities of Sunshine State Cypress based upon market analysis indicated that goodwill would not be recoverable. Accordingly, the Company recorded an impairment charge of $7.4 million, including costs to sell, pre-tax to reduce the goodwill carrying value of Sunshine State Cypress to zero in the forestry segment during 2007.

During 2006, the Company utilized a discounted cash flow method to determine the fair value of Sunshine State Cypress and recorded an impairment loss to reduce the carrying amount of goodwill from $8.8 million to $7.3 million. This resulted in an impairment loss of $1.5 million pre-tax. The Company recorded no goodwill impairment during 2005.

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Residential
	Real Estate	Forestry
	Segment	Segment	Consolidated

Balance at December 31, 2005	$27,937	$8,796	$36,733
Impairment loss	—	(1,500)	(1,500)

Balance at December 31, 2006	27,937	7,296	35,233
Sale of Saussy Burbank	(7,500)	—	(7,500)
Impairment loss	(1,446)	(7,296)	(8,742)

Balance at December 31, 2007	$18,991	$—	$18,991

Intangible assets at December 31, 2007 and 2006 consisted of the following (dollars in thousands):

					Weighted
	2007		2006		Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
					(In years)

In-place lease values	$—	$—	$40,556	$(16,569)	8
Customer relationships	—	—	3,824	(684)	11
Above-market rate leases	—	—	6,026	(3,457)	5
Management contracts	6,983	(4,985)	6,983	(4,379)	12
Other	565	(246)	560	(191)	10

Total	$7,548	$(5,231)	$57,949	$(25,280)	8

Amortization of intangible assets is recorded in the account in the consolidated statements of income which most properly reflects the nature of the underlying intangible asset as follows: (i) above-market rate lease intangibles are amortized to rental revenue, (ii) in-place lease values are amortized to amortization expense, and (iii) customer relationship and management contracts are amortized to amortization expense. The decrease in the net balance from 2007 compared to 2006 was due to the sale of the Company’s office building portfolio. The aggregate amortization of intangible assets included in continuing operations for 2007, 2006, and 2005 was $0.6 million, $0.9 million and $1.0 million, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amortization from intangible assets for each of the next five years is as follows (in thousands):

Amortization
Expense

Year Ending December 31,
2008	$0.5
2009	0.4
2010	0.4
2011	0.4
2012	0.3

12.	Restructuring

On October 8, 2007, the Company announced a restructuring of its business to enhance and accelerate its value creation process. The plan includes the divestiture of non-core assets, a significant reduction in capital expenditures, a smaller operating structure requiring fewer employees and an increased focus on the use of strategic business partners. In addition, during late 2006 and early 2007, the Company implemented certain corporate organizational changes, including its exit from the Florida homebuilding business to focus on maximizing the value of its landholdings through place-making. The Company also eliminated certain redundancies among its field and corporate operations. The charges associated with the restructuring and reorganization programs by segment that are included in the restructuring charge for the years ended December 31, 2007 and 2006 were as follows (in millions):

	Residential	Commercial	Rural Land
	Real Estate	Real Estate	Sales	Forestry	Other	Total

2007:
Write-off of capitalized homebuilding costs	$0.7	$—	$—	$—	$—	$0.7
One-time termination benefits to employees	3.5	0.3	1.4	0.1	2.9	8.2

Total restructuring charges, pretax	$4.2	$0.3	$1.4	$0.1	$2.9	$8.9

2006:
Write-off of capitalized homebuilding costs	$9.3	$—	$—	$—	$—	$9.3
One-time termination benefits to employees	3.0	0.1	0.2	—	0.8	4.1

Total restructuring charges, pretax	$12.3	$0.1	$0.2	$—	$0.8	$13.4

Cumulative restructuring charges, pretax	$16.5	$0.4	$1.6	$0.1	$3.7	$22.3

One-time termination benefits to employees — to be incurred during 2008	$0.9	$—	$—	$0.1	$0.6	$1.6

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the accrued liability associated with the restructuring consisted of the following (in millions):

	Balance at					Balance at
	December 31,	Costs	Non-cash			December 31,	Due within	Due after
	2006	Accrued	Adjustments		Payments	2007	12 months	12 months

Write-off of capitalized homebuilding costs	$—	$0.7	$(0.7)		$—	$—	$—	$—
One-time termination benefits to employees	$1.3	8.2	(3.5	)(a)	(3.7)	2.3	2.2	0.1

Total	$1.3	$8.9	$(4.2)		$(3.7)	$2.3	$2.2	$0.1

(a)	Represents termination charges which were increased pension benefits recorded as a reduction to prepaid pension asset.

At December 31, 2006, the accrued liability associated with the program consisted of the following (in millions):

	Balance at	Costs	Non-Cash		Balance at
	July 1, 2006	Accrued	Adjustments	Payments	December 31, 2006

Write-off of previously capitalized homebuilding costs	$—	$9.3	$(9.3)	$—	$—
One-time termination benefits to employees	—	4.1	(0.1)	(2.7)	1.3

Total	$—	$13.4	$(9.4)	$(2.7)	$1.3

The Company expects to incur total costs associated with the 2007 restructuring program of $8.1 million, of which approximately $1.7 million is expected to be recognized in 2008 and $0.3 million in 2009 in the following segments (in millions):

Residential Real Estate	$1.2
Commercial Real Estate	0.1
Forestry	0.1
Other	0.6

Total	$2.0

13.	Accrued Liabilities

Accrued liabilities as of December 31 consist of (thousands):

	2007	2006

Property and other taxes	$353	$39,237
Payroll and benefits	21,733	27,651
Accrued interest	6,303	8,411
Environmental liabilities	1,817	3,449
Other accrued liabilities	25,486	44,748

Total accrued liabilities	$55,692	$123,496

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities decreased in 2007 compared to 2006 due to the settlement of a $39.0 million tax liability previously accrued.

14.	Debt

Debt and credit agreements at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Revolving credit facility, interest payable monthly at LIBOR + 0.50% (5.45% and 5.90% at December 31, 2007 and 2006, respectively), due July 21, 2009	$132,000	$60,000
Senior notes 2002, interest payable semiannually at 7.02% to 7.37% and 6.66% to 7.37% at December 31, 2007 and 2006, respectively, due February 7, 2009 — February 7, 2012	90,000	157,000
Senior notes 2005, interest payable semiannually at 5.28% to 5.49% at December 31, 2007 and 2006, due August 25, 2015 — August 25, 2020	150,000	150,000
Term loan, interest payable monthly at LIBOR + 0.50% (5.43% and 5.90% at December 31, 2007 and 2006, respectively), due July 31, 2008	100,000	100,000
Non-recourse defeased debt, interest payable monthly at 5.62% and 5.52% to 7.67% at December 31, 2007 and 2006, respectively, secured and paid by treasury securities, due October 1, 2015 (includes unamortized premium of $1.9 million at December 31, 2007)	30,671	101,416
Promissory note, interest payable monthly at 7.17% at December 31, 2006, due June 1, 2008	—	10,351
Community Development District debt, secured by certain real estate and standby note purchase agreements, due November 1, 2010 — May 1, 2034, bearing interest at 3.47% to 7.15% at December 31, 2007 and 2006	35,671	43,098
Industrial Development Revenue Bonds, variable-rate interest payable quarterly based on the Bond Market Association index (4.02% at December 31, 2006), secured by a letter of credit, due January 1, 2008	—	4,000
Various notes, secured by certain real estate, non-interest bearing	2,839	1,191

Total debt	$541,181	$627,056

Deferred loan costs reported in the consolidated balance sheet at December 31, 2007 and 2006 were $2.2 million and $2.5 million, respectively.

The aggregate maturities of debt subsequent to December 31, 2007 are as follows (in millions):

2008	$232.4
2009	16.6
2010	22.2
2011	0.5
2012	85.5
Thereafter	184.0

Total	$541.2

On June 20, 2007, the Company closed the sale of 15 of the 17 properties in its office building portfolio. The Company retired approximately $52.9 million of mortgage debt in connection with the sale of these buildings. On August 7, 2007, the Company closed the sale of one of the remaining two buildings in its office

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

building portfolio and approximately $29.3 million of mortgage debt was defeased in connection with the sale. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt (see note 4). The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. The cash flows from these securities have interest and maturity payments that coincide with the scheduled debt service payments of the mortgage note and ultimate payment of principal. The treasury securities were then substituted for the office building that originally served as collateral for the mortgage debt. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s consolidated balance sheet at December 31, 2007 since the transaction was not considered to be an extinguishment of debt. On September 19, 2007, the Company closed the sale of the remaining building in its office building portfolio. The purchase price included the assumption of approximately $28.5 million of mortgage debt by the buyer.

In February 2007, the Company increased the size of its revolving credit facility to $500 million (the “Credit Facility”). None of the material terms of the Credit Facility were changed in connection with the expansion. Proceeds from the increased Credit Facility were used for the repayment of debt maturing in 2007, development and construction projects and general corporate purposes. The average balance outstanding during 2007 and 2006 on the Credit Facility was $115.3 million, at an average interest rate of 6.05%, and $59.2 million, at an average rate of 6.03%, respectively. The balance of $132.0 million at December 31, 2007 consists of short term LIBOR contracts with maturity dates of less than one year. The Credit Facility expires on July 21, 2009 (with the ability to extend to July 2010) and bears interest based on leverage levels at LIBOR plus a margin in the range of 0.4% to 1.0% (currently 0.50%). The Credit Facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements.

In June 2007, the Company amended its Credit Facility and its $100 million term loan (the “Term Loan”) to favorably adjust the financial covenant addressing the fixed charge coverage ratio. In July 2007, the Company also entered into amendments to its 2002 and 2005 senior notes making the same adjustments to their fixed charge covenants.

On January 23, 2008, the Company entered into a second amendment to its Term Loan evidencing the Company’s exercise of its option to extend the term of the Term Loan to July 31, 2008.

During 2006, the Company entered into an amendment agreement with its 2002 senior noteholders that modified certain financial covenants. The amendment provided increased leverage capacity along with increased flexibility in maintaining minimum net worth levels, one effect of which is to provide additional flexibility regarding distributions to shareholders. The Company also entered into the Term Loan in 2006 to provide a separate source of financing to repay its $100.0 million 2004 senior notes.

The senior notes, the Credit Facility and the Term Loan contain financial covenants, including minimum net worth requirements, maximum debt ratios, and fixed charge coverage requirements, plus some restrictions on prepayment. These covenants are also incorporated into the standby note purchase agreements that support a majority of the community development district debt on the Consolidated Balance Sheet. At December 31, 2007, the Company was in compliance with the covenants.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The provision for income taxes (benefit) for the years ended December 31 is comprised of:

	2007	2006	2005

Current:
Federal	$131,194	$123,558	$31,987
State	16,630	5,046	2,956

Total	147,824	128,604	34,943

Deferred:
Federal	(117,568)	(91,413)	33,305
State	(11,426)	(5,455)	3,700

Total	(128,994)	(96,868)	37,005

Total provision for income taxes	$18,830	$31,736	$71,948

Total income tax expense (benefit) for the years ended December 31 was allocated in the consolidated financial statements as follows (in thousands):

Tax expense recorded on Consolidated Statements of Income:

	2007	2006	2005

Income from continuing operations	$869	$21,498	$60,671
Gain on sales of discontinued operations	18,472	6,354	7,994
Earnings (loss) from discontinued operations	(511)	3,884	3,283

Total	18,830	31,736	71,948

Tax benefits recorded on Consolidated Statements of Changes in Stockholders’ Equity:
Excess tax benefit on stock compensation	(270)	(4,761)	(12,009)
Deferred tax expense (benefit) on accumulated other comprehensive income	2,008	(633)	—

Total	1,738	(5,394)	(12,009)

Total income tax expense	$20,568	$26,342	$59,939

Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	2007	2006	2005

Tax at the statutory federal rate	$4,195	$19,536	$58,988
State income taxes (net of federal benefit)	396	1,674	5,730
Tax benefit from effective settlement	(3,134)	—	—
Increase in valuation allowance	842	—	—
Immaterial corrections of prior year tax items	(1,823)	—	—
Other, net	393	288	(4,047)

Total income tax expense from continuing operations	$869	$21,498	$60,671

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2007, we made an immaterial, though out-of-period, correction of certain individually immaterial items of income tax expense and benefit, which related to 2006, 2005 and 2004. Corrections were also immaterial to those years’ financial statements.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below (in thousands):

	2007	2006

Deferred tax assets:
State net operating loss carryforward	$1,946	$4,096
Impairment losses	6,782	4,354
Deferred compensation	9,015	8,598
Accrued casualty and other reserves	1,674	6,335
Charitable contributions carryforward	—	239
Intangible asset amortization	1,894	9,365
Depreciation	—	2,324
Capitalized real estate taxes	4,188	4,003
Restructuring reserve	772	—
Liability for retiree medical plan	5,232	3,567
Other	594	5,440

Total gross deferred tax assets	32,097	48,321
Valuation allowance	(1,946)	(1,103)

Total net deferred tax assets	30,151	47,218

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	30,620	198,205
Prepaid pension asset	41,523	38,329
Installment sale	23,135	—
Income of unconsolidated affiliates	—	944
Goodwill amortization	1,959	5,630
Depreciation	8,779	—
Marketing costs	2,175	1,982
Other	5,495	13,243

Total gross deferred tax liabilities	113,686	258,333

Net deferred tax liability	$83,535	$211,115

The $128.0 million decrease in the net deferred tax liability balance is primarily attributable to the reversal of deferred gains related to the Company’s 1031 investment program, which were recognized during 2007 as a result of the sale of the office building portfolio.

During 2007, the Company utilized state net operating loss carryforwards of $3.0 million. At December 31, 2007, the Company had net operating loss carryforwards for state tax purposes of approximately $64.8 million which are available to offset future state taxable income, if any, through 2027. The valuation allowance at 2007 and 2006 was related to state net operating loss carryforwards that in the judgment of management are not more likely than not to be realized. The net increase in the valuation allowance of $0.8 million has been recorded as income tax expense in 2007.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s history and future expectations of reporting taxable income, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2007

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FIN 48, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$128.3
Increases related to prior year tax positions	1.0
Decreases related to effective settlement	(3.1)
Increases related to current year tax positions	—
Settlements	(125.2)
Lapse of statute	—

Balance at December 31, 2007	$1.0

The Company had approximately $128.3 million of total unrecognized tax benefits as of January 1, 2007. Of this total, approximately $41.5 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. In addition, the Company had accrued approximately $11.3 million (net of tax benefit) in interest at January 1, 2007. There were no penalties required to be accrued at January 1, 2007 or December 31, 2007. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company’s tax expense included $1.9 million of interest expense (net of tax benefit) in 2007. In addition, the Company had accrued interest of $2.9 million (net of tax benefit) at December 31, 2007.

The Internal Revenue Service (“IRS”) recently examined the federal income tax returns of the Company for the years 2000 through 2004. In March 2007, the Company effectively settled its contested tax positions with the IRS. This settlement resulted in an additional amount owed for 2000 through 2004 tax years of approximately $83.0 million, which had previously been accrued under SFAS 109 and SFAS 5. This amount included estimated interest of approximately $16.6 million (before tax benefit). This settlement with the IRS resulted in an income tax benefit during the year ended December 31, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. Since the information about the settlement with the IRS was not available at the implementation date of FIN 48 or at the time of filing of the Company’s Form 10-K for 2006, the effect has been recognized in net income for the period ended December 31, 2007 and was not reflected in a cumulative effect adjustment upon the adoption of FIN 48. Tax years 2005 through 2007 remain subject to examination. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

16.	Employee Benefits Plans

Pension Plan

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). Amounts credited to employee accounts in the Pension Plan are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because the Pension Plan has an overfunded balance, no contributions to the Pension Plan are expected in the future.

The weighted average percentages of the fair value of total plan assets by each major type of plan asset are as follows:

Asset class	2007	2006

Equities	63%	64%
Fixed income including cash equivalents	37%	35%
Timber	—	1%

The Company’s investment policy is to ensure, over the long-term life of the Pension Plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the Pension Plan seeks the opportunity to achieve an adequate return to fund the obligations in a manner consistent with the fiduciary standards of ERISA and with a prudent level of diversification. Specifically, these objectives include the desire to:

•	invest assets in a manner such that contributions remain within a reasonable range and future assets are available to fund liabilities;

•	maintain liquidity sufficient to pay current benefits when due; and

•	diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk of capital loss.

The asset strategy established to reflect the growth expectations and risk tolerance is as follows:

Asset Class	Tactical range

Large Cap Equity	30%-36%
Mid Cap Equity	4%-8%
Small Cap Equity	7%-11%
International Equity	9%-15%

Total equities	55%-65%
Fixed income including cash equivalents	35%-45%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% assumption in 2007, 2006 and 2005.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the net periodic pension cost (credit) follows (in thousands):

	2007	2006	2005

Service cost	$3,940	$4,908	$6,497
Interest cost	8,253	8,358	8,493
Expected return on assets	(18,687)	(17,266)	(18,102)
Prior service costs	688	717	790
Settlement loss	—	19	—
Special termination benefit charge	2,868	—	—
Curtailment charge	915	148	—

Total pension credit	$(2,023)	$(3,116)	$(2,322)

Other comprehensive income:
Prior service cost	732	—	—
Gain (loss)	(7,113)	(2,702)	—

Total recognized in other comprehensive income	(6,381)	(2,702)	—

Total pension income recognized	$(8,404)	$(5,818)	$(2,322)

In October of 2007, the Company announced plans to reduce employment levels in connection with its restructuring program. The Company recorded restructuring charges including a special termination benefit of $2.9 million equal to 25% of pensionable earnings for 2008, provided to all participants whose jobs were eliminated as a result of the October 2007 reduction in work force.

Amounts not yet reflected in net periodic pension cost (credit) and included in accumulated other comprehensive income at December 31, 2007 and 2006 are:

	2007	2006

Prior service cost	$5,320	$4,588
Accumulated gain	(14,403)	(7,290)

Accumulated other comprehensive income	$(9,083)	$(2,702)

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost (credit) over the next fiscal year is $0.7 million.

Assumptions used to develop net periodic pension cost (credit):

	2007	2006	2005

Discount rate	5.76%	5.56%	5.65%
Expected long term rate of return on Plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The measurement date of the Pension Plan is December 31, 2007.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of projected benefit obligation as of December 31 follows (in thousands):

	2007	2006

Projected benefit obligation, beginning of year	$151,971	$161,235
Service cost	3,940	4,908
Interest cost	8,253	8,358
Actuarial (gain) loss	(5,146)	1,987
Benefits paid	(20,624)	(9,234)
Plan amendments	2,474	—
Curtailment (gain) loss	40	(39)
Special termination benefits	2,868	—
Settlement gain	—	(15,244)

Projected benefit obligation, end of year	$143,776	$151,971

Assumptions used to develop end-of period obligations:

	2007	2006

Discount rate	6.21%	5.76%
Rate of compensation increase	4.00%	4.00%

The objective of the discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the Company took into account the timing and amount of benefits that would be available under the plan. To that effect, the methodology for selecting the discount rates as of December 31, 2007 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 6.21% discount rate as of December 31, 2007 represents the equivalent single rate under a broad-market AA yield curve.

A reconciliation of plan assets as of December 31 follows (in thousands):

	2007	2006

Fair value of assets, beginning of year	$252,838	$248,881
Actual return on assets	21,740	29,558
Settlements	—	(15,244)
Benefits and expenses paid	(21,532)	(10,357)

Fair value of assets, end of year	$253,046	$252,838

A reconciliation of funded status as of December 31 follows (in thousands):

	2007	2006

Projected benefit obligation	$143,776	$151,971
Market value of assets	253,046	252,838

Funded status	$109,270	$100,867

The Company recognized a pension asset of $109.3 million and $100.8 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation of the Pension Plan was $139.4 million and $150.4 million at December 31, 2007 and 2006, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected benefit payments for the next ten years are as follows:

Expected Benefit
Year Ended	Payments
(In thousands)

2008	$18,793
2009	16,575
2010	13,657
2011	11,353
2012	10,538
2013-2017	53,508

Postretirement Benefits

In 2007, 2006 and 2005, the Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. A liability of $10.4 million and $8.5 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2007 and 2006, respectively. The liability at December 31, 2007 and 2006 represents the funded status of the obligation.

The Company has determined that the retiree prescription drug plan component of the postretirement medical plan is actuarially equivalent to the Standard Medicare Part D benefit, and thus is eligible for a federal retiree drug subsidy. The reduction in the liability resulting from the federal subsidy was $2.6 million and $3.3 million at December 31, 2007 and 2006, respectively.

Deferred Compensation Plans and ESPP

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal 50% of employee deferrals up to a maximum of 6% of their eligible compensation, is fully vested and funded as of December 31, 2007. The Company contributions to the plan were approximately $1.1 million, $1.6 million and $2.2 million in 2007, 2006 and 2005, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2007, 2006 and 2005 related to the SERP of $0.7 million, $1.2 million and $2.4 million, respectively, and related to the DCAP of $0.4 million, $0.8 million and $1.0 million, respectively.

Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee. As of December 31, 2007, 262,199 of the Company’s stock had been sold to employees under the ESPP Plan.

17.	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation, including minority interests of entities with specific termination dates. As a result, FAS 150 has no impact on the Company’s Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At December 31, 2007, the carrying amount of the minority interest in Artisan Park was $6.3 million, which approximates fair value. The Company has no other material financial instruments that are affected currently by FAS 150.

18.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment sells developed home-sites, parcels of entitled, undeveloped land and now to a lesser extent homes, due to the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood, timber and other forest products.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment follows (in thousands):

	2007	2006	2005

OPERATING REVENUES:
Residential real estate	$160,329	$357,266	$560,113
Commercial real estate	29,781	52,730	66,727
Rural land sales	161,141	89,990	68,860
Forestry	25,786	24,320	21,977

Consolidated operating revenues	$377,037	$524,306	$717,677

Income (loss) from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(43,799)	$24,092	$147,405
Commercial real estate	15,418	24,031	22,173
Rural land sales	99,803	72,525	50,611
Forestry	354	5,420	3,870
Other	(53,370)	(73,022)	(60,244)

Consolidated income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	$18,406	$53,046	$163,815

TOTAL ASSETS:
Residential real estate	$892,001	$838,773	$666,788
Commercial real estate	69,849	389,840	510,522
Rural land sales	8,785	30,907	38,847
Forestry	90,895	149,323	147,874
Corporate	194,345	151,552	227,915
Assets held for sale(1)	8,091	—	—

Total assets	$1,263,966	$1,560,395	$1,591,946

(1)	Formerly part of the Forestry segment

CAPITAL EXPENDITURES:
Residential real estate	$227,675	$570,925	$568,477
Commercial real estate	15,833	24,309	34,534
Rural land sales	276	7,357	4,739
Forestry	663	3,378	62,350
Other	1,044	1,632	4,040
Discontinued operations	1,795	322	2,174

Total capital expenditures	$247,286	$607,923	$676,314

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities held for sale at December 31, 2007 included in the Company’s consolidated balance sheet and previously reported in the forestry segment were as follows (in millions):

December 31, 2007

Assets held for sale:
Inventory	$5,705
Investment in real estate	$1,300
Other assets	1,086

Total assets held for sale	$8,091

Liabilities associated with assets held for sale:
Account payable and accrued liabilities	$328

Total liabilities associated with assets held for sale	$328

19.	Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $3.5 million, $2.5 million and $2.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

During 2007, the Company entered into a sale-leaseback transaction involving three office buildings included in the sale of the office building portfolio. The Company’s continuing involvement with these properties is in the form of annual rent payments of approximately $1.5 million per year for 2008-2011.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years and thereafter, including buildings leased through a sale-leaseback transaction, are as follows (in millions):

2008	$1.6
2009	1.5
2010	1.4
2011	1.5
2012	—
Thereafter	—

Total	$6.0

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. When appropriate, the Company establishes estimated accruals for various litigation matters which meet the requirements of SFAS No. 5, Accounting for Contingencies. However, it is possible that the actual amounts of liabilities resulting from such matters could exceed such accruals by several million dollars.

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation, property damage, group health insurance provided to employees and other types of insurance.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and December 31, 2006, the Company was party to surety bonds of $48.7 million and $64.3 million, respectively, and standby letters of credit in the amounts of $21.1 million and $25.0 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At December 31, 2007 and December 31, 2006, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. We expect the remaining $3.8 million held in escrow to be released to the Company in 2008. The release of escrow funds will not have any effect on our earnings.

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

Aggregate environmental-related accruals were $1.8 million and $3.4 million at December 31, 2007 and 2006, respectively. During 2007, the Company was advised by the State of Florida it had no on-going liability related to sites for which it had previously provided $1.6 million. Accordingly, the Company reversed the liability in 2007.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)

2007
Operating revenues	$93,880	$77,440	$110,698	$95,019
Operating profit (loss)	8,086	(5,350)	(3,851)	24,172
Net income (loss)	1,013	(6,807)	25,318	19,683
Earnings (loss) per share — Basic	0.01	(0.09)	0.34	0.27
Earnings (loss) per share — Diluted	0.01	(0.09)	0.34	0.27
2006
Operating revenues	$145,281	$122,770	$140,013	$116,242
Operating profit (loss)	32,597	(315)	24,530	5,605
Net income	22,346	5,984	18,984	3,706
Earnings per share — Basic	0.30	0.08	0.26	0.05
Earnings per share — Diluted	0.30	0.08	0.26	0.05

Certain amounts previously reported in Forms 10-Q for the 2007 and 2006 quarters differ from the amounts reported herein as a result of the Company’s reporting of discontinued operations.

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(in thousands)

Bay County, Florida
Land with infrastructure	$3,346	$642	$—	$30,545	$31,187	$—	$31,187	$75
Buildings	—	—	1,296	11,850	—	13,146	13,146	1,113
Residential	—	2,203	—	53,474	55,677	—	55,677	223
Timberlands	8,257	3,896	—	12,046	15,942	—	15,942	360
Unimproved land	—	1,504	—	—	1,504	—	1,504	—
Broward County, Florida	—	—	—	—	—	—	—	—
Building	—	—	—	—	—	—	—	—
Calhoun County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	181	181	—	181	56
Timberlands	5,510	1,774	—	5,155	6,929	—	6,929	156
Unimproved land	—	979	—	725	1,704	—	1,704	—
Duval County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	255	—	5	260	—	260	—
Buildings	—	—	—	2,795	—	2,795	2,795	1,983
Residential	—	—	—	—	—	—	—	—
Timberlands	—	—	—	1	1	—	1	—
Franklin County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	44	—	11	55	—	55	—
Residential	—	9,003	—	27,326	36,329	—	36,329	—
Timberlands	415	1,241	—	1,367	2,608	—	2,608	59
Unimproved Land	—	211	—	3	214	—	214
Buildings	—	—	1,537	7,499	—	9,036	9,036	532
Gadsden County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	3,288	3,288	—	3,288	—
Timberlands	969	1,302	—	778	2,080	—	2,080	47
Unimproved land	—	1,836	—	329	2,165	—	2,165	—

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(in thousands)

Gulf County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,591	—	1,520	3,111	—	3,111
Buildings	—	—	930	3,036	—	3,966	3,966	769
Residential	—	29,847	—	159,953	189,800	—	189,800	207
Timberlands	14,958	5,238	—	17,939	23,177	—	23,177	523
Unimproved land	—	521	—	704	1,225	—	1,225	—
Hillsborough County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
Jefferson County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	198	—	198	198	177
Timberlands	—	1,214	—	—	1,214	—	1,214	27
Unimproved land	—	215	—	—	215	—	215	—
Leon County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	672	573	—	4,121	4,694	—	4,694	48
Buildings	—	—	5,718	11,513	—	17,231	17,231	2,666
Residential	984	23	58	48,120	48,143	58	48,201	1,281
Timberlands	—	923	—	2,827	3,750	—	3,750	85
Unimproved land	—	238	—	—	238	—	238	—
Liberty County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	821	28	—	849	849	223
Timberlands	4,401	3,449	—	4,679	8,128	—	8,128	244
Unimproved land	—	145	—	—	145	—	145	—

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(in thousands)

Manatee County
Land with infrastructure		—	—	—	—	—	—	—
Buildings		—	2,379	67	—	2,446	2,446	360
Residential	—	26,730	—	17,225	43,955	—	43,955	12
Orange County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
Osceola County								—
Land with infrastructure		—	—	—	—	—	—	—
Residential	393	5,769	—	12,133	17,902	—	17,902	—
Buildings	—	—	—	—	—	—	—	—
Palm Beach County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—		—
Residential	—	—	—	—	—	—		—
Buildings	—	—	5	27	—	32	32	32
Pinellas County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
St. Johns County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,016	—	4,744	5,760	—	5,760	641
Buildings	—	—	1,854	2,632	—	4,486	4,486	1,093
Residential	30,276	9,142	—	56,473	65,615	—	65,615	—
Volusia County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Buildings	—	—	1,644	2,265	—	3,909	3,909	810
Residential	—	14,005	—	60,900	74,905	—	74,905	1,864

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
	(in thousands)

Wakulla County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	371	371	—	371	—
Buildings	—	—	41	41	—	82	82	53
Timberlands	—	1,175	—	43	1,218	—	1,218	27
Unimproved Land	—	30	—	11	41	—	41	—
Walton County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	56	—	3,435	3,491	—	3,491	—
Buildings	—	—	33,498	12,182	—	45,680	45,680	6,664
Residential	—	22,676	—	148,995	171,671	—	171,671	5,138
Timberlands	534	354	—	1,040	1,394	—	1,394	31
Unimproved land	—	—	—	—	—	—	—	—
Other Florida Counties	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Timberlands	—	689	—	112	801	—	801	18
Unimproved land	—	79	—	68	147	—	147	—
District of Columbia	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
Georgia	—	—	—	—	—	—	—	—
Land with infrastructure	—	12,093	—	1,229	13,322	—	13,322	50
Buildings	—	—	36	1,831	—	1,867	1,867	10
Timberlands	—	17,855	—	—	17,855	—	17,855	34
Unimproved land	—	103	—	90	193	—	193	—
North Carolina	—	—	—	—	—	—	—	—
Residential	—	83	—	—	83	—	83	—
Buildings	—	—	—	—	—	—	—	—

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

	Initial Cost to Company				Carried at Close of Period
Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation
(in thousands)

Tennessee	—	—	—	—	—	—	—	—
Unimproved Land	—	—	—	—	—	—	—	—
Texas	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Building	—	—	—	—	—	—	—	—
Virginia	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Building	—	—	—	—	—	—	—	—

TOTALS	$70,715	$180,722	$49,817	$737,930	$862,688	$105,781	$968,469	$27,691

Notes:
(A) The aggregate cost of real estate owned at December 31, 2007 for federal income tax purposes is approximately $834 million.

(B)	Reconciliation of real estate owned (in thousands of dollars):

	2007	2006	2005

Balance at Beginning of Year	$1,259,130	$1,056,475	$936,478
Amounts Capitalized	259,319	626,621	706,254
Amounts Retired or Adjusted	(549,980)	(423,966)	(586,257)

Balance at Close of Period	$968,469	$1,259,130	$1,056,475

(C) Reconciliation of accumulated depreciation (in thousands of dollars):
Balance at Beginning of Year	$54,974	$42,328	$34,888
Depreciation Expense	12,776	19,831	18,840
Amounts Retired or Adjusted	(40,059)	(7,185)	(11,400)

Balance at Close of Period	$27,691	$54,974	$42,328