Form 10-Q
period 2008-03-31
ST JOE CO
filed 2008-05-06
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of April 29, 2008, there were 122,629,183 shares of common stock, no par value, issued and 92,467,092 outstanding, with 30,162,091 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investment in real estate	$950,669	$943,540
Cash and cash equivalents	308,926	24,265
Notes receivable	130,191	56,346
Pledged treasury securities	30,235	30,671
Prepaid pension asset	110,941	109,270
Property, plant and equipment, net	22,658	23,693
Goodwill, net	18,991	18,991
Other intangible assets, net	2,193	2,317
Other assets	49,324	46,782
Assets held for sale	8,067	8,091

	$1,632,195	$1,263,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$288,668	$541,181
Accounts payable	90,482	88,555
Accrued liabilities	45,499	55,692
Income tax payable	—	8,058
Deferred income taxes	107,289	83,535
Liabilities associated with assets held for sale	307	328

Total liabilities	532,245	777,349
Minority interest in consolidated subsidiaries	4,304	6,276
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,614,199 and 104,755,826 issued at March 31, 2008 and December 31, 2007, respectively	904,736	321,505
Retained earnings	1,113,935	1,081,883
Accumulated other comprehensive income	3,440	3,275
Treasury stock at cost, 30,162,091 and 30,158,370 shares held at March 31, 2008 and December 31, 2007, respectively	(926,465)	(926,322)

Total stockholders’ equity	1,095,646	480,341

	$1,632,195	$1,263,966

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Real estate sales	$101,261	$82,362
Rental revenues	559	1,189
Timber sales	7,624	4,834
Other revenues	7,347	6,634

Total revenues	116,791	95,019

Expenses:
Cost of real estate sales	18,902	26,456
Cost of rental revenues	663	1,140
Cost of timber sales	4,894	4,401
Cost of other revenues	9,515	8,036
Other operating expenses	15,483	14,774
Corporate expense, net	8,631	7,893
Depreciation and amortization	4,688	4,990
Impairment losses	2,257	—
Restructuring charges	545	3,157

Total expenses	65,578	70,847

Operating profit	51,213	24,172

Other income (expense):
Investment income, net	1,787	1,274
Interest expense	(4,219)	(4,666)
Other, net	666	4,186

Total other income (expense)	(1,766)	794

Income from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes, and minority interest	49,447	24,966
Equity in (loss) income of unconsolidated affiliates	(91)	907
Income tax expense	17,773	6,205

Income from continuing operations before minority interest	31,583	19,668
Minority interest in (loss) income of subsidiary	(412)	383

Income from continuing operations	31,995	19,285

Discontinued operations:
Income from discontinued operations, net of tax	57	398

Net income	$32,052	$19,683

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.40	$0.26
Income from discontinued operations	$—	$0.01

Net income	$0.40	$0.27

Diluted
Income from continuing operations	$0.40	$0.26
Income from discontinued operations	$—	$0.01

Net income	$0.40	$0.27

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Treasury Stock	Total

Balance at December 31, 2007	74,597,456	$321,505	$1,081,883	$3,275	$(926,322)	$480,341

Comprehensive income:
Net income	—	—	32,052	—	—	32,052
Amortization of pension and postretirement benefit costs, net	—	—	—	165	—	165

Total comprehensive income	—	—	—	—	—	32,217

Issuances of restricted stock	712,914	—	—	—	—	—
Forfeitures of restricted stock	(13,791)	—	—	—	—	—
Issuances of common stock	17,159,250	580,333	—	—	—	580,333
Excess tax benefit on options exercised and vested restricted stock	—	(93)	—	—	—	(93)
Amortization of stock- based compensation	—	2,991	—	—	—	2,991
Purchases of treasury shares	(3,721)	—	—	—	(143)	(143)

Balance at March 31, 2008	92,452,108	$904,736	$1,113,935	$3,440	$(926,465)	$1,095,646

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$32,052	$19,683
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,706	9,374
Stock-based compensation	2,991	1,985
Minority interest in (loss) income of subsidiary	(412)	383
Equity in (income) loss of unconsolidated joint ventures	91	(1,031)
Distributions of income from unconsolidated affiliates	—	299
Deferred income tax expense (benefit)	23,755	(43,724)
Impairment losses	2,257	2,196
Restructuring expense	545	3,157
Cost of operating properties sold	15,253	64,910
Expenditures for operating properties	(17,593)	(72,322)
Changes in operating assets and liabilities:
Notes receivable	(73,845)	(721)
Other assets	9,366	4,502
Accounts payable and accrued liabilities	(8,378)	(62,966)
Income taxes payable	(22,214)	2,159

Net cash used in operating activities	(31,426)	(72,116)

Cash flows from investing activities:
Purchases of property, plant and equipment	(619)	(1,785)
Purchases of investments in real estate	—	(1,049)
Purchases of short-term investments, net of maturities and redemptions	169	—
Investments in unconsolidated affiliates	—	(271)

Net cash used in investing activities	(450)	(3,105)

Cash flows from financing activities:
Proceeds from revolving credit agreements	35,000	150,000
Repayment of borrowings under revolving credit agreements	(167,000)	—
Repayments of other long-term debt	(130,000)	(67,551)
Distributions to minority interest partner	(1,560)	(3,250)
Proceeds from exercises of stock options	—	2,840
Issuance of common stock	580,333	—
Dividends paid to stockholders	—	(11,837)
Excess tax benefits from stock-based compensation	(93)	829
Treasury stock purchases	(143)	(231)

Net cash provided by financing activities	316,537	70,800

Net increase (decrease) in cash and cash equivalents	284,661	(4,421)
Cash and cash equivalents at beginning of period	24,265	36,935

Cash and cash equivalents at end of period	$308,926	$32,514

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,661	$14,340
Income taxes	16,509	86,431
Capitalized interest	1,533	2,797

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

The St. Joe Company (the “Company”) is a real estate development company primarily engaged in residential, commercial and industrial development and rural land sales. The Company also has significant interests in timber. Most of its real estate operations, as well as its timber operations, are within the state of Florida.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The December 31, 2007 balance sheet amounts have been derived from the Company’s December 31, 2007 audited financial statements.

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company adheres to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets and liabilities include pension plan assets related to the funded status of the Company’s pension plan, goodwill, investment in real estate, intangible assets with indefinite lives, guarantees and certain other items. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on the Company’s results of operations or financial position, other than additional disclosures (see Note 14). The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155 (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008, resulting in no impact to the Company’s financial condition, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement establishes how an acquiring entity recognizes and measures identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, SFAS 141(R) will have on its financial condition, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement addresses changes to noncontrolling interests (more commonly known as minority interests) which is the portion of equity in a subsidiary not attributable to the parent entity. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

2.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption (effective January 1, 2006), under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective dates is being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

Stock Options and Non-Vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service and/or market conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the award agreements). The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. Non-vested restricted shares generally vest over requisite service periods of three-year or four-year periods, beginning on the date of each grant, but are considered outstanding under the treasury stock method. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options vest over requisite

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service periods and are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 7-10 years after the date of grant.

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

Market Condition Grants

In February 2008, under its 2001 Stock Incentive Plan, the Company granted to select executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during the performance period.

The Company currently uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, the relative performance of the Company’s stock price and shareholder returns to those companies in its peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

A summary of the activity as of March 31, 2008 and changes during the three-months ended March 31, 2008 is presented below:

Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at January 1, 2008	—	$—
Granted	603,840	27.31
Forfeited	—	—
Vested	—	—

Balance at March 31, 2008	603,840	$27.31

As of March 31, 2008, there was $12.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition- based non-vested restricted stock compensation arrangements granted under the 2001 Plan; this cost is expected to be recognized over the three-year service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation recognized in the consolidated statements of income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007

Stock option expense	$170	$353
Restricted stock expense — service based	2,089	1,632
Restricted stock expense — market condition based	732	—
Employee stock purchase plan expense	42	10

Total	$3,033	$1,995

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period including all potentially dilutive shares issuable under outstanding stock options and non-vested restricted stock, using the treasury stock method. Non-vested restricted shares subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and considered outstanding only when the market condition is met.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended
	March 31,
	2008	2007

Basic average shares outstanding	79,107,556	73,689,102
Net effect of stock options assumed to be exercised	128,295	226,508
Net effect of non-vested restricted stock assumed to be vested	266,167	341,802

Diluted average shares outstanding	79,502,018	74,257,412

Shares excluded from diluted earnings per share at March 31, 2008 included 186,389 shares which were anti-dilutive and 603,840 shares which were contingently issuable upon the achievement of future market conditions.

Through March 31, 2008, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through March 31, 2008. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to March 31, 2008, the Company repurchased 27,945,611 shares from shareholders and executives surrendered a total of 2,315,618 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,261,229 acquired shares. The Company did not repurchase shares from shareholders during the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2008 and 2007, executives surrendered a total of 3,721 and 4,179 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the three months ended March 31, 2008 and 2007 were 14,250 and 91,431 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Common Stock Offering

On March 3, 2008, the Company sold 17,145,000 shares of its Common Stock, no par value, at a price of $35.00 per share. The Company received net proceeds of $580.1 million in connection with the sale. The proceeds were and will be used to pay down the Company’s debt.

4.	Notes Receivable and Other Assets

Notes receivable at March 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007

Saussy Burbank	$24,827	$27,202
Various builders	18,553	18,608
Advantis	6,980	7,015
Pier Park Community Development District	2,070	2,028
Installment notes from rural land sales	70,011	—
Various mortgages	7,750	1,493

Total notes receivable	$130,191	$56,346

During the first quarter of 2008, the Company sold a total of 49,688 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of approximately $70.0 million, which installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution. The Company expects to monetize the installment notes during 2008 (see Note 15. Subsequent Events).

During 2007, the Company sold a total of 53,024 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $74.9 million, which installment notes are fully backed by letters of credit issued by a third party financial institution. The Company contributed the 2007 installment notes to bankruptcy-remote, qualified special purpose entities (“QSPEs”) established in accordance with Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). The QSPEs’ financial position and results are not consolidated in the Company’s financial statements.

The QSPEs monetized the 2007 installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes and distributed approximately $67.4 million in gross proceeds to the Company. The debt securities are payable solely out of the assets of the QSPEs (which consists of the installment notes and the irrevocable letters of credit). The QSPEs’ investors have no recourse to the Company for payment of the debt securities. The Company has recorded a retained interest with respect to the QSPEs which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimate of key assumptions, including credit risk and interest rates. The balance of the retained interest was $5.3 million and $5.5 million at March 31, 2008 and December 31, 2007, respectively, and is reported in other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Real Estate

Real estate by segment includes the following:

	March 31, 2008	December 31, 2007

Operating property:
Residential real estate	$155,043	$155,042
Commercial real estate	9,525	9,525
Rural land sales	139	139
Forestry	79,762	85,105
Other	338	309

Total operating property	244,807	250,120

Development property:
Residential real estate	658,553	644,169
Commercial real estate	56,478	56,025
Rural land sales	7,049	7,632
Other	754	519

Total development property	722,834	708,345

Investment property:
Commercial real estate	1,835	1,835
Rural land sales	126	126
Forestry	523	522
Other	5,946	5,948

Total investment property	8,430	8,431

Investment in unconsolidated affiliates:
Residential real estate	3,972	4,063

Total real estate investments	980,043	970,959
Less: Accumulated depreciation	29,374	27,419

Investment in real estate investments	$950,669	$943,540

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

6.	Asset Impairments

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The continued decrease in demand and market prices for residential real estate during the first quarter of 2008 indicated that certain carrying amounts within our residential real estate segment may not be recoverable. As a result of the first quarter 2008 impairment analysis, the Company has recorded an impairment charge of $2.3 million in the residential real estate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring

On October 8, 2007, the Company announced a restructuring of its business to enhance and accelerate its value creation process. The plan includes the divestiture of non-core assets, a significant reduction in capital expenditures, a smaller operating structure requiring fewer employees and an increased focus on the use of strategic business partners. In addition, during late 2006 and early 2007, the Company implemented certain corporate organizational changes, including its exit from the Florida homebuilding business, to focus on maximizing the value of its landholdings through place-making. The Company also eliminated certain redundancies among its field and corporate operations. The charges associated with the restructuring and reorganization programs by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Three months ended March 31, 2008:
One-time termination benefits to employees	$285	(2)	—	$73	$189	$545

Three months ended March 31, 2007:
Write-off of capitalized homebuilding costs	$529	$—	$—	$—	$—	$529
One-time termination benefits to employees	769	53	1,313	—	493	2,628

Total restructuring charges	$1,298	$53	$1,313	$—	$493	$3,157

Cumulative restructuring charges, through March 31, 2008	$16,744	$509	$1,644	$223	$3,722	$22,842

One-time termination benefits to employees — to be incurred during 2008(a)	$533	$26	$9	$48	$297	$913
One-time termination benefits to employees — to be incurred during 2009	$215	$—	$6	$—	$90	$311

Total remaining one-time termination benefits to employees — to be incurred	$748	$26	$15	$48	$387	$1,224

(a)	Represents costs to be incurred from April 1, 2008 through December 31, 2008.

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

At March 31, 2008, the accrued liability associated with the restructuring consisted of the following:

	Balance at				Balance at
	December 31,	Costs	Non-cash		March 31,	Due within	Due after
	2007	Accrued	Adjustments	Payments	2008	12 months	12 months

One-time termination benefits to employees	$2,258	$545	(13)	$(1,424)	$1,366	$962	$404

8.	Discontinued Operations

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. On June 20, 2007, the Company closed on the sale of 15 of the 17 buildings for a cash price of $277.5 million. In the aggregate, the transaction resulted in a pre-tax gain of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$48.6 million, of which the Company realized $45.3 million, net of a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next four years. The sales of the remaining two office buildings closed on August 7, 2007 for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The income (loss) on the 14 buildings with no sale-leaseback arrangement for the periods ended March 31, 2008 and 2007 are reflected in discontinued operations below.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. Included in 2007 discontinued operations is a $2.2 million (pre-tax) impairment charge to approximate fair value, less costs to sell, related to the sale of Saussy Burbank.

The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The plan includes the divestiture of non-core assets, including the sale of its wholly owned subsidiary Sunshine State Cypress, Inc. The related assets and liabilities of this operation have been classified as “held-for-sale” at March 31, 2008 and December 31, 2007 as all of the criteria under the applicable accounting literature have been met. Accordingly, the results of operations of Sunshine State Cypress have been presented as discontinued operations for the three months ended March 31, 2008 and 2007.

Discontinued operations presented on the consolidated statements of income for the three months ended March 31, 2008 and 2007 included the following:

	2008	2007

Commercial Buildings — Commercial Segment:
Aggregate revenues	$17	$8,892

Pre-tax income (loss)	21	(760)
Income taxes (benefit)	8	(280)

Income (loss) from discontinued operations, net	$13	$(480)

Saussy Burbank — Residential Segment
Aggregate revenues	$—	$45,444

Pre-tax income (loss)	—	1,102
Income taxes (benefit)	—	408

Income (loss) from discontinued operations, net	$—	$694

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$1,842	$2,135

Pre-tax income (loss)	72	293
Income taxes (benefit)	(28)	109

Income (loss) from discontinued operations	$44	$184

Total income from discontinued operations, net	$57	$398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Debt consists of the following:

	March 31, 2008	December 31, 2007

Revolving credit facility	$—	$132,000
Senior notes	240,000	240,000
Term loan	—	100,000
Non-recourse defeased debt	30,235	30,671
Community Development District debt	12,101	35,671
Other	6,332	2,839

Total debt	$288,668	$541,181

In connection with the closing of the common stock offering on March 3, 2008, the Company prepaid its $100 million term loan (the “Term Loan”) with Bank of America, N.A. and Wells Fargo Bank, National Association. The Credit Agreement for the Term Loan was terminated in connection with the prepayment. There were no significant penalties or costs associated with the prepayment of the Term Loan.

On March 4, 2008, the Company delivered the required 30-day notice to the holders of its Series C and D Senior Notes, outstanding in the aggregate principal amount of $90 million (the “2002 Senior Notes”), and the holders of its Series G, H and I Senior Notes, outstanding in the aggregate principal amount of $150 million (the “2005 Senior Notes,” and together with the 2002 Senior Notes, the “Senior Notes”), that the Company would prepay all of the Senior Notes on April 4, 2008. The Note Purchase Agreements for the Senior Notes will be terminated in connection with the prepayment.

The Company paid interest on the 2002 Senior Notes twice a year, on each February 7 and August 7, at rates of 7.02% for the Series C Notes ($15.0 million) and 7.37% for the Series D Notes ($75.0 million). The Company paid interest on the 2005 Senior Notes twice a year, on each February 25 and August 25, at rates of 5.28% for the Series G Notes ($65 million), 5.38% for the Series H Notes ($65.0 million), and 5.49% for the Series I Notes ($20.0 million).

For the prepayment, the redemption price is equal to accrued interest, plus 100% of the principal amount of the Senior Notes to be redeemed, plus a make-whole amount based on interest rates at the time of prepayment. The make-whole amount was approximately $29.7 million, and was paid in April 2008. In addition, the Company will have a non-cash expense in the second quarter of 2008 of approximately $0.9 million attributable to the write-off of unamortized loan costs associated with the Senior Notes (see Note 15. Subsequent Events).

In addition to the debt prepayments described above, the Company also paid down on March 3, 2008 the then entire outstanding balance (approximately $160 million) of its $500 million revolving credit facility. Although it now has a zero outstanding balance, the revolving credit facility has not been terminated and will remain in place as a source of liquidity for the Company. The Company had $478.7 million of available capacity under its revolving credit facility at March 31, 2008. The credit facility expires on July 21, 2009 (with the ability to extend to July 2010) and bears interest based on leverage levels and LIBOR plus a margin in the range of 0.4% to 1.0% (currently 0.50%). The credit facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. The Company also retired approximately $30.0 million of other debt from the proceeds of its common stock offering.

In connection with the sale of the Company’s office building portfolio in 2007, the Company retained approximately $29.3 million of defeased debt. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. The cash flows from these securities have interest and maturity payments that coincide with the scheduled debt service payments of the mortgage note and ultimate payment of principal. The treasury securities were then substituted for the office building that originally served as collateral for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage debt. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s consolidated balance sheet at March 31, 2008 since the transaction was not considered to be an extinguishment of debt.

The aggregate scheduled maturities of debt subsequent to March 31, 2008 are as follows:

2008	$240,415
2009	5,035
2010	2,212
2011	498
2012	523
Thereafter	39,985

Total	$288,668

10.	Employee Benefit Plans

A summary of the net periodic benefit (credit) follows:

	Three Months Ended
	March 31,
	2008	2007

Service cost	$701	$1,059
Interest cost	2,061	2,073
Expected return on assets	(4,433)	(4,247)
Prior service costs	185	171
Curtailment charge	—	135

Net periodic benefit (credit)	$(1,486)	$(809)

11.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), on January 1, 2007. The Company had approximately $1.0 million of total unrecognized tax benefits as of March 31, 2008, none of which, if recognized, would affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $3.1 million (net of tax benefit) at March 31, 2008.

The Internal Revenue Service (“IRS”) has examined federal income tax returns of the Company for the years 2000 through 2004. In March 2007, the Company effectively settled certain previously contested tax positions with the IRS. This settlement resulted in an additional amount owed for 2000 through 2004 tax years of approximately $83.0 million, which had previously been accrued for. This amount included estimated interest of approximately $16.6 million (before tax benefit). This settlement with the IRS resulted in a reduction in income tax expense during the quarter ended March 31, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. Since the information about the settlement with the IRS was not available at the implementation date of FIN 48 or at the time of filing of the Company’s Form 10-K for 2006, the effect was recognized in net income during the quarter ended March 31, 2007 and was not reflected in a cumulative effect adjustment upon the adoption of FIN 48. Tax years 2005 through 2007 remain subject to examination.

There were no significant changes to unrecognized tax benefits including interest and penalties during the first quarter of fiscal 2008, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells home-sites and now, to a lesser extent, homes, due to the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood, timber and other forest products.

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

Information by business segment, adjusted as a result of discontinued operations, follows:

	Three Months Ended
	March 31,
	2008	2007

Operating Revenues:
Residential real estate	$17,656	$37,010
Commercial real estate	446	6,508
Rural land sales	91,074	46,676
Forestry	7,615	4,825

Consolidated operating revenues	$116,791	$95,019

Income (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(18,646)	$(5,401)
Commercial real estate	(907)	62
Rural land sales	80,050	40,372
Forestry	1,957	148
Other	(13,007)	(10,215)

Consolidated income from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes and minority interest	$49,447	$24,966

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2008	December 31, 2007

Total Assets:
Residential real estate	$893,483	$892,001
Commercial real estate	69,997	69,849
Rural land sales	14,506	8,785
Forestry	155,122	90,895
Corporate	491,020	194,345
Assets held for sale(1)	8,067	8,091

Total Assets	$1,632,195	$1,263,966

(1)	Formerly part of the Forestry segment.

The major classes of assets and liabilities held for sale at March 31, 2008 and December 31, 2007 included in the Company’s consolidated balance sheet and previously reported in the forestry segment were as follows:

	March 31, 2008	December 31, 2007

Assets held for sale:
Inventory	$5,357	$5,705
Investment in real estate	1,233	1,300
Other assets	1,477	1,086

Total assets held for sale	$8,067	$8,091

Liabilities associated with assets held for sale:
Account payable and accrued liabilities	307	328

Total liabilities associated with assets held for sale	$307	$328

13.	Contingencies

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

At March 31, 2008 and December 31, 2007, the Company was party to surety bonds of $52.0 million and $48.7 million, respectively, and standby letters of credit in the amounts of $21.3 million and $21.1 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At March 31, 2008 and December 31, 2007, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. The Company expects the remaining $3.8 million held in escrow to be released to it in 2008. The release of escrow funds will not have a material effect on the Company’s earnings.

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

Aggregate environmental-related accruals were $1.8 million at March 31, 2008 and December 31, 2007.

14.	Fair value measurements

As described in Note 1, the Company partially adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market	$298,729	$298,729	$—	$—
Non recurring:
Retained interest in QSPEs	5,310	—	—	5,310

Total assets at fair value	$304,039	$298,729	$—	$5,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs (see Note 4.). The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes.

15.	Subsequent Events

Monetization of Installment Note

As discussed in Note 4, during the quarter ended March 31, 2008, the Company sold 49,688 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of approximately $70.0 million, which installment notes are fully backed by letters of credit issued by a third party financial institution. In April 2008, the Company contributed $30.5 million of the installment notes to a bankruptcy-remote QSPE established in accordance with SFAS 140. The QSPE’s financial position and results are not consolidated in the Company’s financial statements. The QSPE subsequently monetized $30.5 million of the installment notes by issuing debt securities to third-party investors equal to approximately 90% of the value of the installment notes and distributed approximately $27.4 million in gross proceeds to the Company.

Prepayment of Senior Notes

As discussed in Note 9, the Company announced in March 2008 its intent to prepay its Senior Notes balance of $240 million. These notes were prepaid in full on April 4, 2008, together with accrued interest and a make-whole amount of approximately $29.7 million, in an aggregate amount of $271.6 million. The charge for the make-whole amount will be recorded in the second quarter of 2008. In addition, the Company will have a non-cash expense in the second quarter of 2008 of approximately $0.9 million attributable to the write-off of unamortized loan costs associated with the Senior Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “plan”, “should”, “forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	a continued downturn in the real estate markets in Florida and across the nation;

•	economic conditions, particularly in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	the lack of available mortgage financing, increases in foreclosures and changes in interest rates and conditions in the financial markets;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the carrying value of our real estate assets;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	a failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the development of a proposed new airport in Bay County, which is dependent on the availability of adequate funding and the successful resolution of any legal challenges;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida, particularly in coastal areas;

•	high property tax rates in Florida, and future changes in such rates;

•	changes in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.

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

Since late 2005 through the present, the United States, and Florida in particular, have experienced a substantial, continuing decline in demand in most residential real estate markets. At the same time, the supply of existing homes for sale has risen nationwide, with dramatic increases in Florida. Although these weak market conditions have affected sales of all of our residential real estate products, we have experienced the most significant decrease in demand and increase in resale inventories in our resort and seasonal markets.

The downturn in the real estate market is causing prices for residential real estate to decline. The already weak conditions in the real estate markets are being further exacerbated by problems in the mortgage lending industry, including a lack of mortgage availability and more restrictive lending standards, as well as the current deterioration of national economic conditions.

As a result of the dramatic downturn in the residential real estate markets, revenues from our residential real estate segment have drastically declined, which has had an adverse affect on our financial condition and results of operations. With the U.S. and Florida economies battling rising home foreclosures, a tightening of credit and significant inventories of unsold homes, predicting when real estate markets will return to health remains difficult. Additionally, although generally somewhat stronger than the markets for residential real estate, the markets for commercial real estate, particularly retail, have also experienced a downturn in volume since 2005.

During the three months ended March 31, 2008, we significantly increased rural land sales in response to the continuing downturn in our residential real estate markets. During the quarter, we sold 57,435 acres of rural land for approximately $91.1 million, which represented 78% of our first quarter 2008 revenues.

On March 3, 2008, we sold 17,145,000 shares of our Common Stock at a price of $35.00 per share. The net proceeds of approximately $580.1 million from the public offering have been used to pay down substantially all of our debt. This successful equity offering has dramatically increased our financial flexibility in weathering the current market downturn.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in these policies during the first three months of 2008.

Results of Operations

Net income increased $12.4 million to $32.1 million, or $0.40 per share, in the first quarter of 2008, compared to $19.7 million, or $0.27 per share, for the first quarter of 2007. Included in our results for the three months ended March 31, 2008 is an impairment charge of $2.3 million related to the write down of spec homes in our residential real estate segment. First quarter results also include charges of $0.5 million and $3.2 million in 2008 and 2007, respectively. related to our restructuring program. Results for the three months ended March 31, 2008 reported in discontinued operations primarily include the operations of Sunshine State Cypress (after tax income less than $0.1 million). Results for the three months ended March 31, 2007 reported in discontinued operations include the operating results of 14 of the 17 buildings in our commercial building portfolio (after tax loss $(0.5) million), the operations of Saussy Burbank (after tax income $0.7 million), and the operations of Sunshine State Cypress (after tax income $0.2 million).

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales, and forestry. Real estate sales are generated from sales of home-sites and housing units, parcels of developed and undeveloped land, and three commercial buildings which, though sold, are not reported as discontinued operations due to our continuing involvement with these buildings. Rental revenue is generated primarily from lease income related to our marina operations. Timber sales are generated from the forestry segment. Other revenues are primarily resort and club operations from the residential real estate segment.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$101.3	$82.4	$18.9	23%
Rental revenues	0.6	1.2	(0.6)	(50)
Timber sales	7.6	4.8	2.8	58
Other revenues	7.3	6.6	0.7	11

Total	116.8	95.0	21.8	23

Expenses:
Cost of real estate sales	18.9	26.5	(7.6)	(29)
Cost of rental revenues	0.7	1.1	(0.4)	(36)
Cost of timber sales	4.9	4.4	0.5	11
Cost of other revenues	9.5	8.0	1.5	19
Other operating expenses	15.5	14.8	0.7	5

Total	$49.5	$54.8	$(5.3)	(10)%

The increase in real estate sales revenue and decrease in cost of real estate sales for the three months ended March 31, 2008 compared to 2007 were primarily due to the sales of large tracts of land with a low cost basis within our rural land sales segment. Approximately $91.1 million, or 78%, of our first quarter 2008 revenues were generated by rural land sales compared to $46.7 million, or 49%, in the first quarter of 2007. Additionally, our gross margin percentage on real estate sales increased to 81% from 68% during the three months ended March 31, 2008 compared to 2007 primarily as a result of our increased focus on higher-margin rural land sales. Timber sales and cost of timber sales increased for the three months ended March 31, 2008 compared to 2007 primarily due to accelerated harvest sales in connection with our large tract land sales.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, was $8.6 million and $7.9 million during the three months ended March 31, 2008 and 2007, respectively. Lower payroll related costs in 2008 attributable to staffing reductions were offset by additional deferred compensation expense. During the first quarter of 2008, we granted certain members of management an aggregate 603,840 shares of non-vested restricted stock with vesting conditions based on our performance over a three-year period. We recognized approximately $0.7 million of expense related to these grants during the first quarter 2008.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The continued decline in demand and market prices for residential real estate during the first quarter of 2008 caused us to evaluate certain carrying amounts within our residential real estate segment. As a result of the impairment analysis, we recorded an impairment charge of $2.3 million in the residential real estate segment for the first quarter primarily related to completed spec homes in several communities.

Restructuring charge.  We recorded a restructuring charge of $0.5 million and $3.2 million in the three months ended March 31, 2008 and 2007, respectively, in connection with our exit from the Florida homebuilding business and corporate reorganization. The 2008 charge related to one-time termination benefits, while the 2007 charge included $0.5 million related to the write off of capitalized homebuilding costs and $2.7 million related to one-time termination benefits.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, loss related to the monetization of installment notes and other income. Other income (expense) was $(1.8) million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2007, other, net income included $3.5 million attributable to an insurance settlement.

Equity in (loss) income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates decreased $1.0 million to a loss of $(0.1) million in the three-month period ended March 31, 2008, compared to $0.9 million in the three months ended March 31, 2007. Equity income during the first quarter of 2007 was primarily attributable to $1.0 million of equity earnings related to our investment in ALP Liquidating Trust.

Income tax expense.  Income tax expense, including income tax on discontinued operations, totaled $17.8 million and $6.4 million for the three-month periods ended March 31, 2008 and 2007, respectively. Our effective tax rates were 36% and 25% for the three-month periods ended March 31, 2008 and 2007, respectively. Our effective tax rate was lower in 2007 due to the settlement of an IRS audit which resulted in a reduction in income tax expense during the quarter ended March 31, 2007, of approximately $3.1 million to adjust amounts previously accrued.

Discontinued Operations.  Income from discontinued operations, net of tax, totaled $0.1 million in the quarter ended March 31, 2008 compared to $0.4 million in 2007. See Residential Real Estate, Commercial Real Estate and Forestry sections below for further detail on discontinued operations.

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

Residential sales slowed significantly beginning in late 2005 and challenging market conditions continued during the first quarter of 2008. Inventories of resale homes and home-sites remain high in our markets. These high resale inventory levels continued to negatively impact sales of our products. Further, the recent highly publicized problems in the mortgage lending industry have created additional negative pressure on demand and consumer confidence in housing. At this time, there is little visibility for when the market for residential real estate will improve.

Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. The overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment may not be recoverable. As a result of our first quarter 2008 impairment analysis, we recorded an impairment charge of $2.3 million primarily related to completed spec homes in several communities.

The table below sets forth the results of continuing operations of our residential real estate segment for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues:
Real estate sales	$9.8	$30.1
Rental revenue	0.5	0.2
Other revenues	7.4	6.7

Total revenues	17.7	37.0

Expenses:
Cost of real estate sales	9.3	19.1
Cost of rental revenue	0.6	0.5
Cost of other revenues	9.5	8.0
Other operating expenses	12.3	11.3
Depreciation and amortization	2.8	2.8
Restructuring charge	0.3	1.3
Impairment charge	2.3	—

Total expenses	37.1	43.0

Other income (expense)	0.7	0.6

Pre-tax (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes and minority interest	$(18.7)	$(5.4)

Real estate sales include sales of homes and home-sites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

Three Months Ended March 31, 2008 and 2007

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
	(Dollars in millions)

Sales	$8.5	$1.2	$9.7	$17.8	$12.3	$30.1
Cost of sales:
Direct costs	6.2	0.6	6.8	11.0	4.5	15.5
Selling costs	0.5	0.1	0.6	0.8	0.4	1.2
Other indirect costs	1.9	0.0	1.9	1.9	0.5	2.4

Total cost of sales	8.6	0.7	9.3	13.7	5.4	19.1

Gross profit (loss)	$(0.1)	$0.5	$0.4	$4.1	$6.9	$11.0

Gross profit (loss) margin	(1.0)%	42%	4%	23%	56%	37%

The decreases in the amounts of real estate sales, gross profit (loss) and gross profit (loss) margins were due primarily to decreases in primary home closings and home-site closings in various communities as a result of adverse market conditions and, to a lesser extent, price decreases.

The following table sets forth home and home-site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	March 31, 2008				March 31, 2007
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	3	$3.9	$3.8	$0.1	3	$5.4	$3.5	$1.9
Multi-family homes	—	—	—	—	—	—	—	—
PRC	—	—	—	—	—	—	—	—
Home sites	2	1.0	0.6	0.4	13	7.0	2.0	5.0
Primary
Single-family homes	—	—	—	—	5	1.8	1.6	0.2
Townhomes	—	—	—	—	1	0.2	0.1	0.1
Home sites	—	—	—	—	61	4.7	3.2	1.5
Northeast Florida:
Primary
Single-family homes	—	—	0.3	(0.3)	6	2.7	2.6	0.1
Home sites	3	0.2	0.1	0.1	2	0.3	0.1	0.2
Central Florida:
Primary
Single-family homes	5	3.1	3.0	0.1	8	4.6	3.4	1.2
Multi-family homes	4	1.3	1.3	—	24	0.3	0.2	0.1
Townhomes	1	0.2	0.2	0.0	5	2.8	2.3	0.5
Home sites	—	—	—	—	1	0.3	0.1	0.2

Total	18	$9.7	$9.3	$0.4	129	$30.1	$19.1	$11.0

Also included in real estate sales and gross profit are land sales of $0.1 million during the period ending March 31, 2008.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the primary communities were RiverTown and St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, first quarter 2008 home closings were comparable with first quarter 2007 while revenues and gross profit decreased as compared to the first quarter 2007 primarily because the 2007 period included the sale of a single family home in WaterSound Beach totaling $3.4 million. Home-site revenues and gross profit decreased as compared to the same period in 2007 due to fewer home-site closings in 2008.

In our Northwest Florida primary communities, there were no home or home-site closings for the first quarter 2008 due to adverse market conditions. In the first quarter 2007 a majority of the home-site closings were bulk sales to national homebuilders.

In our Northeast Florida communities, there were no home closings in the first quarter of 2008 since St. Johns Golf and Country Club is nearing completion. Home-site revenues and gross profit in the first quarter 2008 were comparable to the first quarter 2007 as product became available at RiverTown, where sales began in the fourth quarter of 2007.

In our Central Florida communities, home closings decreased in the first quarter 2008 as compared to the first quarter 2007 primarily because the 2007 period included a bulk sale of our multi-family product. The decrease in revenue and gross profit in the first quarter 2008 as compared to first quarter 2007 was primarily due to adverse market conditions. There were no home-site closings in the first quarter of 2008.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf and club operations, management fees and brokerage activities. Other revenues were $7.4 million in the first quarter of 2008 with $9.5 million in related costs, compared to revenues totaling $6.7 million in the first quarter of 2007 with $8.0 million in related costs. The increases in other revenues and related costs were due to the addition of the operating results for the Shark’s Tooth Golf Course, which was purchased in the third quarter of 2007, totaling $0.7 million in revenues with related costs of $1.0 million. Cost of other revenues also increased due to management fees paid to third party managers of the operations of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $12.3 million in the first quarter of 2008 compared to $11.3 million in the first quarter 2007. The net increase in operating expenses was primarily due to $4.2 million of costs related to our real estate projects that were expensed in 2008 instead of capitalized, as well as $1.0 million in increased real estate taxes in 2008. These increases were offset by a decrease in payroll related costs of $3.4 million.

We recorded a restructuring charge in our residential real estate segment of $0.3 million in the first quarter of 2008 in connection with our exit from the Florida homebuilding business and corporate reorganization compared to $1.3 million in 2007.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank. The results of Saussy Burbank have been reported as discontinued operations in the three months ended March 31, 2007. Included in March 31, 2007 income from discontinued operations is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

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

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues:
Real estate sales	$0.3	$5.5
Rental revenues	0.1	1.0
Other revenues	—	—

Total revenues	0.4	6.5

Expenses:
Cost of real estate sales	0.1	3.7
Cost of rental revenues	0.1	0.6
Other operating expenses	1.1	1.4
Depreciation and amortization	0.1	0.7
Restructuring charge	—	0.1

Total expenses	1.4	6.5
Other income	—	—

Pre-tax (loss) from continuing operations	$(1.0)	$—

Although generally somewhat stronger than the markets for residential real estate, the markets for commercial real estate, particularly retail, have also experienced a downturn in volume since 2005.

Real Estate Sales.  Commercial land sales for the three months ended March 31 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	per Acre(1)	Proceeds	Revenue		on Sales
	(In millions, except average price per acre)

Three Months Ended March 31, 2008:
Northwest Florida	—	—	$—	$—	$0.1	(2)	$0.1	(2)
Other	—	—	—	—	—		—

Total/Average	—	—	$—	$—	$0.1	(2)	$0.1	(2)

Three Months Ended March 31, 2007:
Northwest Florida	6	13	$146.5	$1.9	$2.3	(3)	$1.1	(3)
Other	3	19	175.3	3.2	3.2		0.7

Total/Average	9	32	$163.3	$5.1	$5.5	(3)	$1.8	(3)

(1)	Average price per acre in thousands.

(2)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.1 million and $0.1 million, respectively.

(3)	Includes deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

Included in 2008 commercial real estate sales is $0.2 million of deferred gain associated with three buildings sold in 2007 with which we have continuing involvement.

Dispositions of Assets

Discontinued operations for the three months ended March 31, 2008 include the results of operations of our 14 office buildings sold in 2007. The operations of these 14 buildings are included in discontinued operations through the dates that they were sold.

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three months ended March 31:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues:
Real estate sales	$91.1	$46.7

Expenses:
Cost of real estate sales	9.5	3.7
Other operating expenses	1.5	1.6
Restructuring charge	—	1.3

Total expenses	11.0	6.6

Other income	—	0.3

Pre-tax income from continuing operations	$80.1	$40.4

Rural land sales for the three months ended March 31 are as follows:

	Number	Number of	Average Price	Gross Sales	Gross
Three Months Ended:	of Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

March 31, 2008	6	57,435	$1,586	$91.1	$81.6
March 31, 2007	10	31,295	$1,491	$46.7	$43.0

In October 2007, we announced that we are marketing for sale non-strategic rural land that currently fits our criteria for harvesting value. The current market for rural land remains steady, and we continue to discuss large-tract rural land sales with potential customers. During the three months ended March 31, 2008, we closed the following significant sales:

•	23,743 acres in Liberty county for $36.3 million, or $1,530 per acre

•	2,784 acres in Taylor county for $12.5 million, or $4,500 per acre

•	29,742 acres in various counties for $39.5 million, or $1,330 per acre.

After analysis of the physical characteristics and location of the land, we determined that it would take a significant amount of time and effort before we would be able to realize a higher and better value on these particular parcels. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and their highest and best use. As a result, average prices vary from one period to another.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber. We also own and operate a sawmill and mulch plant, Sunshine State Cypress, which converts logs into wood products and mulch. However, on October 8, 2007 we announced our intent to sell Sunshine State Cypress.

The table below sets forth the results of the continuing operations of our forestry segment for the three months ended March 31.

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Revenues:
Timber sales	$7.6	$4.8
Expenses:
Cost of timber sales	4.9	4.4
Other operating expenses	0.6	0.4
Depreciation and amortization	0.7	0.5
Restructuring charge	0.1	—

Total expenses	6.3	5.3

Other income	0.6	0.7

Pre-tax income from continuing operations	$1.9	$0.2

Total revenues for the forestry segment increased $2.8 million, or 58%, compared to 2007. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. Sales under this agreement were $3.4 million (185,000 tons) in 2008 and $3.1 million (167,000 tons) in 2007. Sales to other customers totaled $4.2 million (213,000 tons) in 2008 as compared to $1.7 million (95,000 tons) in 2007. The increase in revenue was primarily due to increased sales to our outside customers, which was a result of an accelerated harvest plan in connection with a large land sale in the first quarter of 2008.

Cost of sales for the forestry segment increased $0.5 million in 2008 compared to 2007. Costs of sales as a percentage of revenue were 64% in 2008 and 92% in 2007. The decrease in cost of sales as a percentage of revenues was primarily due to higher margin product sales to outside customers, for which we did not incur any cut and haul costs.

At March 31, 2008 and December 31, 2007 we have classified the assets and liabilities of Sunshine State Cypress, Inc. as held-for-sale. Discontinued operations for the three months ended March 31 include the operations of Sunshine State Cypress, Inc. as shown in the following table:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$1.8	$2.1

Pre-tax income	0.1	0.3

Income taxes	—	0.1

Income from discontinued operations	$—	$0.2

Liquidity and Capital Resources

We generated cash in the first quarter of 2008 from:

•	Sales of land holdings and other assets;

•	Operations;

•	Borrowings from financial institutions; and

•	Issuances of equity from the sale of stock and exercise of employee stock options.

We used cash in the first quarter of 2008 for:

•	Operations;

•	Real estate development and construction;

•	Repayments of debt; and

•	Payments of taxes

Our current restructuring plan is designed to reduce our capital investments. We believe our restructuring plan will allow us to increase our financial flexibility over time by significantly reducing capital expenditures, decreasing selling, general and administrative expenses, divesting non-core assets, lowering debt and eliminating our current dividend. Management believes we have adequate resources to fund ongoing operating requirements and future capital expenditures related to our planned level of investment in real estate developments.

Cash Flows from Operating Activities

Net cash used in operations was $31.4 million and $72.1 million in the first three months of 2008 and 2007, respectively. During such periods, expenditures relating to our residential real estate segment were $16.7 million and $68.6 million, respectively. Expenditures for operating properties of commercial land development and residential club and resort property development in the first three months of 2008 and 2007 totaled $0.9 million and $3.7 million, respectively.

Our current income tax receivable (payable) was $14.2 million at March 31, 2008 and $(8.1) million at December 31, 2007, respectively. Our net deferred income tax liability was $107.3 million and $83.5 million at March 31, 2008 and December 31, 2007, respectively. The change in our tax accounts was primarily the result of deferred tax gains related to installment sales of our rural land. We paid $86.0 million in the first quarter of 2007 related to the settlement of an IRS audit for the years 2000 through 2004.

During the first quarter of 2008, we sold a total of 49,688 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $70.0 million, which installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution. In April 2008, $30.5 million of the installment notes were monetized for $27.4 million in cash.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million and $3.1 million in the first three months of 2008 and 2007, respectively. Historically, we had made significant investments in our office building portfolio, which we disposed of in 2007. We do not anticipate making any significant investments at this time.

Cash Flows from Financing Activities

Net cash provided by financing activities was $316.5 million and $70.8 million in the first three months of 2008 and 2007, respectively.

In an effort to enhance our financial flexibility, on March 3, 2008, we sold 17,145,000 shares of our common stock, at a price of $35.00 per share. We received net proceeds of $580.1 million in connection with the public offering. The proceeds were used to pay down our debt as described below.

Our $500 million senior revolving credit facility, which matures in July 2009 (with the ability to extend to July 2010), bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%. In connection with the common stock offering on March 3, 2008 we paid down the entire outstanding balance (approximately $160 million) of the credit facility. Although it had no outstanding balance at March 31, 2008, the revolving credit facility has not been terminated and remains in place as a source of liquidity for us.

In July 2006, we entered into a $100 million term loan to finance the repayment of $100 million of senior notes. The term loan was paid in full during the first quarter of 2008 with proceeds from our common stock offering.

Senior notes issued in private placements had an outstanding principal amount of $240.0 million at March 31, 2008 and December 31, 2007. These notes were prepaid in full on April 4, 2008 together with a make-whole amount of approximately $29.7 million. The charge for the make-whole amount will be recorded in the second quarter of 2008. In addition, we will have a non-cash expense in the second quarter of 2008 of approximately $0.9 million attributable to the write-off of unamortized loan costs associated with the senior notes.

We have also used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $12.1 million and $35.7 million related to CDD bonds as of March 31, 2008 and December 31, 2007, respectively. We retired approximately $30.0 million of CDD debt from the proceeds of our common stock offering during the first quarter 2008.

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at March 31, 2008. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program in 1998 to March 31, 2008, we have repurchased from shareholders 27,945,611 shares. During the three months ended March 31, 2008 and 2007 we did not repurchase any shares.

Executives have surrendered a total of 2,315,618 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. During the three months ended March 31, 2008 and 2007, executives surrendered a total of 3,721 and 4,179 shares, respectively.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2008, we sold 49,688 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $70.0 million, which installment notes are fully backed by letters of credit issued by a third party financial institution. In April 2008, we contributed $30.5 million of the installment notes to a bankruptcy-remote qualified special purpose entity (“QSPE”) established in accordance with Statement of Financial Accounting Standards 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPE’s financial position and results are not consolidated in our financial statements.

In April 2008, the QSPE monetized the $30.5 million installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes and distributed approximately $27.4 million in gross proceeds to us. The debt securities are payable solely out of the assets of the QSPE and proceeds from the letters of credit. The QSPE investors have no recourse to us for payment of the debt securities. We have recorded a retained interest with respect to the QSPEs of $5.3 million for all installment notes monetized through March 31, 2008, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimate of key assumptions, including credit risk and interest rates. We deferred approximately $61.8 million of tax gain for income tax purposes through this QSPE / installment sale structure during the period ended March 31, 2008.

Contractual Obligations and Commercial Commitments

We had debt obligations of $288.7 million and $541.2 million outstanding at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, we had a commitment to prepay our Senior Notes of $240 million together with an additional make-whole amount of $29.7 million, both of which were paid in April 2008. We had contractual purchase obligations of $8.5 million and $23.2 million outstanding at March 31, 2008 and December 31, 2007, respectively. These aggregate purchase obligation amounts include individual contract amounts in excess of $2.0 million.

There have been no other material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2007, during the first three months of 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk related to our long term debt. As of March 31, 2008, we had no amounts drawn under our credit facility, which matures on July 21, 2009. Any debt outstanding under this credit facility accrues interest at rates based on the timing of the loan contracts under the facility and our preferences, but generally will be based on either one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of each contract. In addition, we had a $100.0 million term loan outstanding during part of the first quarter 2008, which accrued interest based on LIBOR. These loans potentially subjected us to interest rate risk relating to the change in LIBOR rates. If LIBOR had been 100 basis points higher or lower throughout the three months ended March 31, 2008, the effect on net income over the same time period with respect to interest expense on the credit facility and term loan would have been a respective decrease or increase in the amount of $0.4 million pre-tax ($0.3 million net of tax).

There have been no other material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2007, during the first three months of 2008.

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

(b) Changes in Internal Controls. During the quarter ended March 31, 2008 certain resort and club operations (included in our residential real estate segment) were turned over to third party management. Certain internal controls have been modified by third-party management to fit their control framework. Company management does not believe these changes to our internal controls will have any material adverse effect.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 13, Contingencies.

Item 1A.	Risk Factors

We have revised the following risk factor from that set forth on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2007 in order to reflect our significant reduction in debt since the filing of the Form 10-K:

If we are not able to generate sufficient earnings to satisfy our debt covenants, we could default on our revolving credit facility which could have a material adverse effect on our financial condition and results of operations.

We have a $500 million revolving credit facility, which had a zero outstanding balance on March 31, 2008. Our credit facility contains financial covenants that we must meet on a quarterly basis. These restrictive covenants require, among other things, that we generate earnings in excess of our fixed charges and that we not exceed certain debt levels. The most problematic covenant in the current real estate market is the required fixed charge coverage ratio. If we are not able to generate sufficient earnings to satisfy our fixed charge covenant, we could have an event of default under our credit facility. Such a default could cause the credit facility lenders to immediately accelerate outstanding amounts, if any, due under the credit facility. The lenders could also seek to negotiate additional or more severe restrictive covenants or increased pricing or could terminate the credit facility. Any of these events could have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)		Shares Purchased	Amount that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans	Purchased Under
	Purchased	Price Paid	or Programs	the Plans or
Period	(1)	per Share	(2)	Programs
				(In thousands)

Month Ended January 31, 2008	—	$—	—	$103,793
Month Ended February 29, 2008	1,657	$38.91	—	$103,793
Month Ended March 31, 2008	2,064	$38.30	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

(2)	For a description of our Stock Repurchase Program, see Part I, Item 2, Liquidity and Capital Resources — Cash Flows from Financing Activities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: May 6, 2008	/s/ Peter S. Rummell

Peter S. Rummell Chairman and Chief Executive Officer

Date: May 6, 2008	/s/ Janna L. Connolly

Janna L. Connolly Chief Accounting Officer