Form 10-Q
period 2008-06-30
ST JOE CO
filed 2008-08-05
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of August 1, 2008, there were 122,434,293 shares of common stock, no par value, issued and 92,272,202 outstanding, with 30,162,091 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investment in real estate	$947,644	$944,529
Cash and cash equivalents	44,214	24,265
Notes receivable	133,637	56,346
Pledged treasury securities	29,802	30,671
Prepaid pension asset	112,720	109,270
Property, plant and equipment, net	21,641	23,693
Goodwill, net	18,991	18,991
Other intangible assets, net	2,022	2,317
Income tax receivable	36,052	—
Other assets	35,463	45,793
Assets held for sale	6,505	8,091

	$1,388,691	$1,263,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Debt	$54,180	$541,181
Accounts payable	74,320	77,640
Accrued liabilities	60,170	66,607
Income tax payable	—	8,058
Deferred income taxes	116,822	83,535
Liabilities associated with assets held for sale	290	328

Total liabilities	305,782	777,349
Minority interest in consolidated subsidiaries	3,819	6,276
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,512,830 and 104,755,826 issued at June 30, 2008 and December 31, 2007, respectively	908,852	321,505
Retained earnings	1,093,117	1,081,883
Accumulated other comprehensive income	3,586	3,275
Treasury stock at cost, 30,162,091 and 30,158,370 shares held at June 30, 2008 and December 31, 2007, respectively	(926,465)	(926,322)

Total stockholders’ equity	1,079,090	480,341

	$1,388,691	$1,263,966

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Real estate sales	$46,816	$89,423	$148,077	$171,785
Rental revenues	311	904	561	1,954
Timber sales	6,445	6,741	14,069	11,575
Other revenues	14,096	13,630	21,752	20,403

Total revenues	67,668	110,698	184,459	205,717

Expenses:
Cost of real estate sales	20,613	66,457	39,515	92,913
Cost of rental revenues	103	720	207	1,296
Cost of timber sales	4,948	5,401	9,842	9,802
Cost of other revenues	13,794	12,272	24,018	20,815
Other operating expenses	13,436	16,119	28,767	30,849
Corporate expense, net	9,358	9,142	17,989	17,132
Depreciation and amortization	4,458	4,597	9,147	9,587
Impairment losses	976	—	3,233	—
Restructuring charges	2,502	(161)	3,047	2,996

Total expenses	70,188	114,547	135,765	185,390

Operating profit (loss)	(2,520)	(3,849)	48,694	20,327

Other income (expense):
Investment income, net	1,494	1,394	3,281	2,668
Interest expense	(110)	(6,433)	(4,329)	(11,099)
Other, net	(1,439)	478	(773)	4,660
Loss on early extinguishment of debt	(29,874)	—	(29,874)	—
Gain on disposition of assets	—	7,633	—	7,633

Total other income (expense)	(29,929)	3,072	(31,695)	3,862

Income (loss) from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes, and minority interest	(32,449)	(777)	16,999	24,189
Equity in (loss) income of unconsolidated affiliates	(122)	51	(213)	958
Income tax expense (benefit)	(11,781)	(367)	5,993	5,838

Income (loss) from continuing operations before minority interest	(20,790)	(359)	10,793	19,309
Minority interest in income (loss)	(85)	371	(497)	754

Income (loss) from continuing operations	(20,705)	(730)	11,290	18,555

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(113)	26,048	(56)	26,446

Net income (loss)	$(20,818)	$25,318	$11,234	$45,001

EARNINGS PER SHARE
Basic
Income (loss) from continuing operations	$(0.23)	$(0.01)	$0.13	$0.25
Income (loss) from discontinued operations	$(0.00)	$0.35	$(0.00)	$0.36

Net income (loss)	$(0.23)	$0.34	$0.13	$0.61

Diluted
Income (loss) from continuing operations	$(0.23)	$(0.01)	$0.13	$0.25
Income (loss) from discontinued operations	$(0.00)	$0.35	$(0.00)	$0.36

Net income (loss)	$(0.23)	$0.34	$0.13	$0.61

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Treasury Stock	Total

Balance at December 31, 2007	74,597,456	$321,505	$1,081,883	$3,275	$(926,322)	$480,341

Comprehensive income:
Net income	—	—	11,234	—	—	11,234
Amortization of pension and postretirement benefit costs, net	—	—	—	311	—	311

Total comprehensive income	—	—	—	—	—	11,545

Issuances of restricted stock	727,942	—	—	—	—	—
Forfeitures of restricted stock	(150,020)	—	—	—	—	—
Issuances of common stock, net of offering costs	17,179,082	580,858	—	—	—	580,858
Excess tax benefit on options exercised and vested restricted stock	—	74	—	—	—	74
Amortization of stock- based compensation	—	6,415	—	—	—	6,415
Purchases of treasury shares	(3,721)	—	—	—	(143)	(143)

Balance at June 30, 2008	92,350,739	$908,852	$1,093,117	$3,586	$(926,465)	$1,079,090

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$11,234	$45,001
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,165	14,011
Stock-based compensation	6,415	4,858
Minority interest in income (loss)	(497)	754
Equity in (income) loss of unconsolidated joint ventures	213	(1,160)
Distributions of income from unconsolidated affiliates	—	710
Deferred income tax expense (benefit)	33,287	(108,488)
Loss on early extinguishment of debt	29,874	—
Impairment losses	3,233	2,196
Restructuring expense	3,047	2,996
Cost of operating properties sold	34,432	99,682
Expenditures for operating properties	(30,335)	(127,910)
Write-off of previously capitalized home building costs	—	705
Gains on dispositions of assets	—	(45,053)
Changes in operating assets and liabilities:
Notes receivable	(78,065)	837
Other assets	6,273	(923)
Accounts payable and accrued liabilities	(10,702)	(71,387)
Income taxes payable	(44,108)	62,953

Net cash used in operating activities	(26,534)	(120,218)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,276)	(5,693)
Purchases of investments in real estate	—	(13,315)
Maturities and redemptions of investments, held to maturity	619	12
Proceeds from sale of discontinued operations	—	307,126
Investments in unconsolidated affiliates	—	(496)

Net cash (used in) provided by investing activities	(657)	287,634

Cash flows from financing activities:
Net borrowings (payments) from revolving credit agreements	35,000	(40,000)
Repayment of borrowings under revolving credit agreements	(167,000)	—
Repayments of other long-term debt	(370,000)	(120,790)
Make whole payment in connection with prepayment of senior notes	(29,690)	—
Distributions to minority interest partner	(1,959)	(3,909)
Proceeds from exercises of stock options	990	3,524
Issuance of common stock	579,868	—
Dividends paid to stockholders	—	(23,737)
Excess tax benefits from stock-based compensation	74	979
Treasury stock purchases	(143)	(231)

Net cash provided by (used in) financing activities	47,140	(184,164)

Net increase (decrease) in cash and cash equivalents	19,949	(16,748)
Cash and cash equivalents at beginning of period	24,265	36,935

Cash and cash equivalents at end of period	$44,214	$20,187

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,197	$21,680
Income taxes	16,998	105,897
Capitalized interest	1,582	5,085

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

The St. Joe Company (the “Company”) is a real estate development company primarily engaged in residential, commercial and industrial development and rural land sales. The Company also has significant interests in timber. Substantially all of its real estate operations, as well as its timber operations, are within the state of Florida.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The December 31, 2007 balance sheet amounts have been derived from the Company’s December 31, 2007 audited financial statements.

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

Certain reclassifications have been made to the prior years’ financial statements to conform to the current period classifications. The Company reclassified deferred acquisition costs and accrued postretirement benefits on its consolidated balance sheet in 2007 and on its consolidated statements of cash flow for the six months ended June 30, 2007, which were previously presented as other assets and accounts payable, respectively. The Company had historically recorded revenue and costs from its marina operations in rental revenue and cost of rental revenue. Effective June 30, 2008, the Company records revenue and costs from its marina operations in other revenue and other cost of revenue. These reclassifications have no effect on previously reported net income.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets and liabilities include pension plan assets related to the funded status of the Company’s pension plan, goodwill, investment in real estate, intangible assets with indefinite lives, guarantees and certain other items. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on the Company’s results of operations or financial position, other than additional disclosures (see Note 14). The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities in accordance with FSP No. 157-2. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The Staff Position holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. The Staff Position is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. When the Staff Position is adopted, its requirements will be applied by recasting previously reported earning per share data. The Company is in the process of evaluating the effect, if any, the adoption of this FSP will have on its financial statements.

2.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of SFAS No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption (effective January 1, 2006), under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

Stock Options and Non-Vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service and/or market conditions. Option and share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards provide for accelerated vesting if there is a change in control (as defined in the award agreements). The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. Non-vested restricted shares generally vest over requisite service periods of three-year or four-year periods, beginning on the date of each grant, and are recognized as compensation expense over the vesting period based upon the value at date of grant. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options vest over requisite service periods and are exercisable in equal installments on the first through fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 7 to 10 years after the date of grant.

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

Market Condition Grants

In February 2008, under its 2001 Stock Incentive Plan, the Company granted select executives and other key employees non-vested restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during the performance period.

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

A summary of the activity during the six-months ended June 30, 2008 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at January 1, 2008	—	$—
Granted	603,840	27.31
Forfeited	(62,628)	27.31
Vested	—	—

Balance at June 30, 2008	541,212	$27.31

As of June 30, 2008, there was $9.7 million of unrecognized compensation cost, net of estimated forfeitures, related to market condition-based non-vested restricted stock compensation arrangements granted under the 2001 Plan; this cost is expected to be recognized over the three-year service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense recognized in the consolidated statements of income related to all plan arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock option expense	$310	$618	$480	$971
Restricted stock expense	3,115	2,256	5,935	3,887

Total	$3,425	$2,874	$6,415	$4,858

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and non-vested restricted stock. Non-vested restricted shares subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and considered outstanding only upon the satisfaction of the market condition. The Company has excluded 541,212 potentially dilutive shares which were contingently issuable upon the achievement of future market conditions from its dilutive shares outstanding during the three and six month periods ended June 30, 2008. Stock options and non-vested restricted stock are not considered in any diluted earnings per share calculation when the Company has a loss from continuing operations. The anti-dilutive stock options and non-vested restricted stock excluded from the computation of diluted earnings per share totaled 130,380 and 281,929, respectively, for the three months ended June 30, 2008 and 213,367 and 311,266, respectively, for the three months ended June 30, 2007.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic average shares outstanding	91,236,851	73,777,169	85,172,204	73,733,328
Incremental weighted average effect of stock options	—	—	129,338	219,938
Incremental weighted average effect of non-vested restricted stock	—	—	274,048	326,533

Diluted average shares outstanding	91,236,851	73,777,169	85,575,590	74,279,799

Through June 30, 2008, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through June 30, 2008. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to June 30, 2008, the Company repurchased 27,945,611 shares from shareholders and executives surrendered a total of 2,315,618 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,261,229 acquired shares. The Company did not repurchase shares from shareholders during the six months ended June 30, 2008 and 2007. During the six months ended June 30, 2008 and 2007, executives surrendered a total of 3,721 and 4,179 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the six months ended June 30, 2008 and 2007 were 34,082 and 117,825 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Common Stock Offering

On March 3, 2008, the Company sold 17,145,000 shares of its Common Stock, no par value, at a price of $35.00 per share. The Company received net proceeds of $580 million in connection with the sale. The proceeds were primarily used to pay down the Company’s debt.

4.	Notes Receivable and Other Assets

Notes receivable consisted of the following:

	June 30, 2008	December 31, 2007

Saussy Burbank	$21,297	$27,202
Various builders	17,371	18,608
Advantis	7,076	7,015
Pier Park Community Development District	2,199	2,028
Installment notes from rural land sales	77,950	—
Various mortgages	7,744	1,493

Total notes receivable	$133,637	$56,346

During 2008 and 2007, the Company sold significant amounts of timberland in exchange for installment notes. The following table summarizes our installment note activity through June 30, 2008:

		Monetization		Loss on		Retained
Period Ended(a)	Note Value	Net Proceeds	Net Balance	Monetization	Income	Interest(b)

June 30, 2007	$46,415	$(41,511)	$4,904	$(1,235)	$(149)	$3,520
September 30, 2007	28,485	(25,370)	3,115	(1,325)	(53)	1,737
March 31, 2008	30,455	(27,124)	3,331	(1,923)	—	1,408

Total Monetized at June 30, 2008	$105,355	$(94,005)	$11,350	$(4,483)	$(202)	$6,665

March 31, 2008	39,557	—	39,557	—	—	—
June 30, 2008	38,393	—	38,393	—	—	—

Total Installment Note Receivable at June 30, 2008	$77,950		$77,950

(a)	The period ended date refers to the quarter ended in which the timberland sale occurred. The monetization of the notes may have occurred in a subsequent quarter.

(b)	Recorded as Other Asset.

During the second quarter of 2008, the Company sold a total of 29,343 acres of timberland in exchange for 15-year installment notes receivable in the aggregate amount of approximately $38.4 million, During the first quarter of 2008, the Company sold a total of 49,688 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of approximately $70.0 million. The installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution.

In April 2008, the Company contributed $30.5 million of the $70.0 million installment notes to a bankruptcy-remote, qualified special purpose entity (“QSPE”) established in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPE subsequently monetized $30.5 million of the installment notes by issuing debt securities to third-party investors equal to approximately 90% of the value of the installment notes and distributed approximately $27.4 million in gross proceeds ($27.1 million net of closing costs) to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a loss of $1.9 million during the second quarter of 2008 on the monetization of the $30.5 million notes receivable through the QSPE. The amount of loss is determined based on the original carrying value of the notes, allocated between the assets monetized and the retained interest based on their relative fair value at the date of monetization. The Company’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties and the collection of notes receivable principal net of the repayment of debt) and a cash reserve account. Fair value of the retained interest is estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates.

During 2007, the Company sold a total of 53,024 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $74.9 million, which installment notes are fully backed by letters of credit issued by a third party financial institution. The Company contributed the 2007 installment notes to QSPEs, which were subsequently monetized by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. The QSPEs distributed approximately $67.4 million in gross proceeds ($66.9 million net of closing costs) to the Company.

The debt securities are payable solely out of the assets of the QSPEs (which consists of the installment notes and the irrevocable letters of credit). The investors in the QSPEs have no recourse to the Company for payment of the debt securities. The QSPE’s financial position and results are not consolidated in the Company’s financial statements.

5.	Investment in Real Estate

Real estate by segment includes the following:

	June 30, 2008	December 31, 2007

Operating property:
Residential real estate	$164,665	$164,614
Rural land sales	139	139
Forestry	66,313	85,105
Other	338	309

Total operating property	231,455	250,167

Development property:
Residential real estate	668,777	644,745
Commercial real estate	57,627	55,368
Rural land sales	7,000	7,632
Other	1,778	1,542

Total development property	735,182	709,287

Investment property:
Commercial real estate	1,835	1,835
Rural land sales	126	126
Forestry	522	522
Other	5,945	5,948

Total investment property	8,428	8,431

Investment in unconsolidated affiliates:
Residential real estate	3,850	4,063

Total real estate investments	978,915	971,948
Less: Accumulated depreciation	31,271	27,419

Total investment in real estate	$947,644	$944,529

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company. Development property consists of residential real

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estate land and inventory currently under development to be sold. Investment property primarily includes the Company’s land held for future use.

6.	Asset Impairments

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The continued decrease in demand and market prices for residential real estate during the first six months of 2008 indicated that certain carrying amounts within the Company’s residential real estate segment may not be recoverable. In addition, for the second quarter 2008 the Company recorded an impairment charge of $0.8 million related to the write down of a renegotiated builder note receivable. As a result of its impairment analyses, the Company has recorded aggregate impairment charges of $3.2 million in the residential real estate segment for the first six months of 2008 of which $2.2 million was recognized in the first quarter and $1.0 million in the second quarter.

7.	Restructuring

During late 2006 and early 2007, the Company implemented certain corporate organizational changes, including its exit from the Florida homebuilding business, to focus on maximizing the value of its landholdings through place-making. The Company also eliminated certain redundancies among its field and corporate operations. Additionally, in late 2007, the Company announced a restructuring of its business to enhance and accelerate its value creation process. The plan included the divestiture of non-core assets, a significant reduction in capital expenditures, a smaller operating structure requiring fewer employees and an increased focus on the use of strategic business partners. In June 2008, the Company implemented an additional restructuring plan designed to further align employee headcount with the Company’s projected workload. The charges associated with the restructuring and reorganization programs by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Three months ended June 30, 2008:
One-time termination benefits to employees	$531	$27	$3	$47	$1,894	$2,502

Six months ended June 30, 2008:
One-time termination benefits to employees	$816	$25	$3	$120	$2,083	$3,047

Cumulative restructuring charges, September 30, 2006 through June 30, 2008	$17,560	$534	$1,647	$343	$5,805	$25,889

One-time termination benefits to employees — to be incurred during 2008(a)	$460	$97	$6	$—	$866	$1,429
One-time termination benefits to employees — to be incurred during 2009	$172	$—	$6	$—	$90	$268

Total remaining one-time termination benefits to employees — to be incurred	$632	$97	$12	$—	$956	$1,697

(a)	Represents costs to be incurred from July 1, 2008 through December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2008, the accrued liability associated with the restructuring consisted of the following:

	Balance at				Balance at
	December 31,	Costs	Non-cash		June 30,	Due within	Due after
	2007	Accrued	Adjustments	Payments	2008	12 months	12 months

One-time termination benefits to employees	$2,258	$3,047	—	$(2,152)	$3,153	$2,928	$225

8.	Discontinued Operations

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. On June 20, 2007, the Company closed on the sale of 15 of the 17 buildings for a cash price of $277.5 million. In the aggregate, the transaction resulted in a pre-tax gain of $48.6 million, of which the Company realized $45.3 million, net of a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next four years. The sales of the remaining two office buildings closed on August 7, 2007 for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The income on the 14 buildings with no sale-leaseback arrangement for the periods ended June 30, 2008 and 2007 are reflected in discontinued operations below.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable over eighteen months. Included in year to date 2007 discontinued operations is a $2.2 million (pre-tax) impairment charge to approximate fair value, less costs to sell, related to the sale of Saussy Burbank.

The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The plan includes the divestiture of non-core assets, including the sale of its wholly owned subsidiary Sunshine State Cypress, Inc. The related assets and liabilities of this operation have been classified as “held-for-sale” at June 30, 2008 and December 31, 2007 as all of the criteria under the applicable accounting literature have been met. Accordingly, the results of operations of Sunshine State Cypress have been presented as discontinued operations for the three and six months ended June 30, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations presented on the consolidated statements of income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Commercial Buildings — Commercial Segment:
Aggregate revenues	$—	$8,026	$17	$16,918

Pre-tax income	—	2,926	21	2,166
Pre-tax gain on sale	—	37,633	—	37,633
Income tax expense	—	15,270	8	14,984

Income from discontinued operations, net	$—	$25,289	$13	$24,815

Saussy Burbank — Residential Segment
Aggregate revenues	$—	$11,235	$—	$56,679

Pre-tax income	—	625	—	1,727
Income tax expense	—	235	—	650

Income from discontinued operations, net	$—	$390	$—	$1,077

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$2,257	$2,717	$4,099	$4,852

Pre-tax income (loss)	(185)	593	(113)	889
Income tax expense (benefit)	(72)	224	(44)	335

Income (loss) from discontinued operations	$(113)	$369	$(69)	$554

Total income (loss) from discontinued operations, net	$(113)	$26,048	$(56)	$26,446

9.	Debt

Debt consists of the following:

	June 30, 2008	December 31, 2007

Revolving credit facility	$—	$132,000
Senior notes	—	240,000
Term loan	—	100,000
Non-recourse defeased debt	29,802	30,671
Community Development District debt	15,363	35,671
Other	9,015	2,839

Total debt	$54,180	$541,181

In connection with the closing of the common stock offering on March 3, 2008, the Company prepaid its $100 million term loan (the “Term Loan”) with Bank of America, N.A. and Wells Fargo Bank, National Association. The Credit Agreement for the Term Loan was terminated in connection with the prepayment. There were no significant penalties or costs associated with the prepayment of the Term Loan.

On April 4, 2008, the Company prepaid its $240 million Senior Notes. The redemption price was equal to accrued interest, plus 100% of the principal amount of the Senior Notes to be redeemed, plus a make-whole amount based on interest rates at the time of prepayment. The make-whole amount of approximately $29.7 million was paid in April 2008. In addition, the Company recorded a non-cash expense in the second quarter of 2008 of approximately $0.2 million attributable to the write-off of unamortized loan costs, net of accrued interest, associated with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Senior Notes. As a result, the Company recognized a charge of $29.9 million during the second quarter related to the early extinguishment of debt.

In addition to the debt prepayments described above, the Company also paid down on March 3, 2008 the then entire outstanding balance (approximately $160 million) of its $500 million revolving credit facility. Although it now has a zero outstanding balance, the revolving credit facility has not been terminated and remains in place as a source of liquidity for the Company. The Company had $496.2 million of available capacity under its revolving credit facility at June 30, 2008. The credit facility expires on July 21, 2009 (with the ability to extend to July 2010) and bears interest based on leverage levels and LIBOR plus a margin in the range of 0.4% to 1.0% (currently 0.50%). The credit facility contains financial covenants including maximum debt ratios and minimum fixed charge coverage and net worth requirements. The Company believes it is in compliance with its debt covenants at June 30, 2008. The Company also retired approximately $30.0 million of other debt from the proceeds of its common stock offering.

In connection with the sale of the Company’s office building portfolio in 2007, the Company retained approximately $29.3 million of defeased debt. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. The cash flows from these securities have interest and maturity payments that coincide with the scheduled debt service payments of the mortgage note and ultimate payment of principal. The treasury securities were then substituted for the office building that originally served as collateral for the mortgage debt. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s consolidated balance sheet at June 30, 2008 since the transaction was not considered to be an extinguishment of debt.

The aggregate scheduled maturities of debt subsequent to June 30, 2008 are as follows:

2008	$415
2009	5,035
2010	2,212
2011	498
2012	523
Thereafter	45,497

Total	$54,180

10.	Employee Benefit Plans

A summary of the net periodic benefit (credit) follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$549	$1,059	$1,250	$2,118
Interest cost	2,089	2,073	4,150	4,146
Expected return on assets	(4,417)	(4,246)	(8,850)	(8,493)
Prior service costs	165	171	350	342
Curtailment charge	—	—	—	135

Net periodic benefit (credit)	$(1,614)	$(943)	$(3,100)	$(1,752)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), on January 1, 2007. The Company had approximately $1.0 million of total unrecognized tax benefits as of June 30, 2008, none of which, if recognized, would affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $2.2 million (net of tax benefit) at June 30, 2008. During 2008, the Company reduced its accrual for estimated interest by approximately $0.7 million (net of tax benefit). There were no other significant changes to unrecognized tax benefits including interest and penalties during the second quarter of 2008, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment, adjusted as a result of discontinued operations, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating Revenues:
Residential real estate	$21,609	$44,673	$39,418	$81,857
Commercial real estate	615	6,388	908	12,722
Rural land sales	39,010	52,908	130,084	99,584
Forestry	6,434	6,729	14,049	11,554

Consolidated operating revenues	$67,668	$110,698	$184,459	$205,717

Income (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(13,290)	$(973)	$(31,993)	$(6,405)
Commercial real estate	(541)	8,532	(1,392)	8,626
Rural land sales	24,140	7,170	104,190	47,542
Forestry	782	852	2,741	1,000
Other	(43,540)	(16,358)	(56,547)	(26,574)

Consolidated income (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes and minority interest	$(32,449)	$(777)	$16,999	$24,189

	June 30, 2008	December 31, 2007

Total Assets:
Residential real estate	$907,719	$901,771
Commercial real estate	62,120	60,079
Rural land sales	14,323	8,785
Forestry	144,130	90,895
Corporate	253,894	194,345
Assets held for sale(1)	6,505	8,091

Total Assets	$1,388,691	$1,263,966

(1)	Formerly part of the Forestry segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities held for sale at June 30, 2008 and December 31, 2007 included in the Company’s consolidated balance sheet and previously reported in the forestry segment were as follows:

	June 30, 2008	December 31, 2007

Assets held for sale:
Inventory	$3,930	$5,705
Investment in real estate	1,171	1,300
Other assets	1,404	1,086

Total assets held for sale	$6,505	$8,091

Liabilities associated with assets held for sale:
Account payable and accrued liabilities	290	328

Total liabilities associated with assets held for sale	$290	$328

13.	Contingencies

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

At June 30, 2008 and December 31, 2007, the Company was party to surety bonds of $52.2 million and $48.7 million, respectively, and standby letters of credit in the amounts of $3.8 million and $21.1 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At June 30, 2008 and December 31, 2007, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Aggregate environmental-related accruals were $1.8 million at June 30, 2008 and December 31, 2007.

14.	Fair value measurements

As described in Note 1, the Company partially adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market	$28,635	$28,635	$—	$—
Non recurring:
Retained interest in QSPEs	6,665	—	—	6,665

Total assets at fair value	$35,300	$28,635	$—	$6,665

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

Since late 2005 through the present, the United States, and Florida in particular, have experienced a substantial decline in demand in most residential real estate markets. At the same time, the supply of existing homes for sale has risen nationwide, with dramatic increases in Florida. Although these weak market conditions have affected sales of all of our residential real estate products, we have experienced the most significant decrease in demand and increase in resale inventories in our resort and seasonal markets.

The downturn in the real estate market is causing prices for residential real estate to decline. The already weak conditions in the real estate markets are being further exacerbated by problems in the mortgage lending industry, including a lack of mortgage availability and more restrictive lending standards, as well as the current deterioration of national economic conditions.

As a result of the dramatic downturn in the residential real estate markets, revenues from our residential real estate segment have drastically declined, which has had an adverse affect on our financial condition and results of operations. With the U.S. and Florida economies battling rising home foreclosures, a tightening of credit and significant inventories of unsold homes, predicting when real estate markets will return to health remains difficult. The markets for commercial real estate, particularly retail, have also experienced a downturn in volume since 2005 and remain weak.

During the six months ended June 30, 2008, we significantly increased rural land sales in response to the continuing downturn in our residential and commercial real estate markets. During the first six months of 2008, we sold 86,833 acres of rural land for approximately $130.1 million, which represented 71% of our 2008 revenues.

On June 26, 2008, we implemented a restructuring plan designed to further align employee headcount with the Company’s projected workload. We eliminated approximately 30 employee positions and have accelerated the termination dates of approximately 10 employees included in previously — announced restructurings. The Company expects to take a charge to earnings of approximately $3.3 million in connection with the current restructuring plan. Approximately $2.0 million of the total charges were recorded in the second quarter of 2008 and the remaining charges will be incurred in the third quarter of 2008. The charges are termination benefits to employees. Approximately $3.0 million of the total charges are future cash expenditures payable by the Company, and approximately $0.3 million of the total charges are credits to participants’ pension plan accounts funded by the Company’s pension plan assets.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in these policies during the first six months of 2008.

Results of Operations

Net income (loss) decreased $46.1 million to $(20.8) million, or $(0.23) per share, in the second quarter of 2008, compared to $25.3 million, or $0.34 per share, for the second quarter of 2007. Included in our results for the three months ended June 30, 2008 are the following significant charges:

•	loss on early extinguishment of debt of $29.9 million related to the prepayment of our $240 million senior notes,

•	an impairment charge of $1.0 million consisting of $0.8 million related to the write down of a renegotiated builder note receivable and $0.2 million related to the write down of homes in our residential real estate segment,

•	$2.5 million related to our restructuring program and

•	$1.9 million related to a loss on the monetization of installment notes.

Results for the three months ended June 30, 2008 reported in discontinued operations primarily include the operations of Sunshine State Cypress (after tax (loss) of $(0.1) million). Results for the three months ended June 30, 2007 include a gain of $7.6 million related to three buildings sold from our office building portfolio in which we have continuing involvement. Results for the three months ended June 30, 2007 reported in discontinued operations include the operating results of 14 of the 17 buildings in our commercial building portfolio (after tax income of $1.8 million), the gain associated with the sale of 12 buildings sold during the second quarter of 2007 (after tax income $23.5 million), the operations of Saussy Burbank (after tax income $0.4 million), and the operations of Sunshine State Cypress (after tax income $0.4 million).

Net income decreased $33.8 million to $11.2 million, or $0.13 per share, in the first six months of 2008, compared to $45.0 million, or $0.61 per share, for the first six months of 2007. Included in our results for the six months ended June 30, 2008 are the following significant charges:

•	loss on early extinguishment of debt of $29.9 million related to the prepayment of our $240 million senior notes,

•	an impairment charge of $3.2 million consisting of $0.8 million related to the write down of a renegotiated builder note receivable and $2.4 million related to the write down of homes in our residential real estate segment,

•	$3.0 million related to our restructuring program and

•	$1.9 million related to a loss on the monetization of installment notes.

Results for the six months ended June 30, 2008 reported in discontinued operations primarily include the operations of Sunshine State Cypress (after tax (loss) less than $(0.1) million). Results for the six months ended June 30, 2007 include a gain of $7.6 million related to three buildings sold from our office building portfolio in which we have continuing involvement. Results for the six months ended June 30, 2007 reported in discontinued operations include the operating results of 14 of the 17 buildings in our commercial building portfolio (after tax income $1.3 million), the gain associated with the sale of 12 buildings sold during the second quarter of 2007 (after tax income $23.5 million), the operations of Saussy Burbank (after tax income $1.1 million), and the operations of Sunshine State Cypress (after tax income $0.6 million).

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales, and forestry. Real estate sales are generated from sales of home-sites, housing units and parcels of developed and undeveloped land. We historically recorded revenues and costs from our marina operations in rental revenues and cost of rental revenues. Effective June 30, 2008, we record revenues and costs from our marina operations in other revenues and other cost of revenue. These reclassifications have no effect on previously reported net income. Timber sales are generated from the forestry segment. Other revenues are primarily resort and club operations from the residential real estate segment.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Difference	% Change	2008	2007	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$46.8	$89.4	$(42.6)	(48)%	$148.1	$171.8	$(23.7)	(14)%
Rental revenues	0.3	0.9	(0.6)	(66)	0.6	1.9	(1.3)	(68)
Timber sales	6.4	6.8	(0.3)	(4)	14.1	11.6	2.5	22
Other revenues	14.1	13.6	0.5	4	21.7	20.4	1.3	6

Total	67.6	110.7	(43.0)	(39)	184.5	205.7	(21.2)	(10)

Expenses:
Cost of real estate sales	20.6	66.4	(45.8)	(69)	39.5	92.9	(53.4)	(57)
Cost of rental revenues	0.1	0.7	(0.6)	(86)	0.2	1.3	(1.1)	(85)
Cost of timber sales	4.9	5.4	(0.5)	(9)	9.8	9.8	—	—
Cost of other revenues	13.8	12.3	1.5	12	24.0	20.8	3.2	15
Other operating expenses	13.4	16.1	(2.7)	(17)	28.8	30.8	(2.0)	(6)

Total	$52.8	$100.9	$(48.1)	(48)%	$102.3	$155.6	$(53.3)	(34)%

The overall decrease in real estate sales revenues for the three month period ended June 30, 2008 compared to 2007 was primarily due to decreased sales in our residential real estate segment and, to a lesser extent, our rural land sales segment. Approximately $39.0 million of our second quarter 2008 revenues were generated by rural land sales compared to $52.9 million in the second quarter of 2007. Cost of real estate sales decreased primarily due to the sales of large tracts of land with a higher cost basis in our rural land sales segment in 2007, and to a lesser extent, decreased sales in our residential real estate segment. The overall decrease in real estate sales revenues for the six month period ended June 30, 2008 compared to 2007 was primarily due to decreased sales in our residential real estate segment offset by increased sales in our rural land sales segment. Approximately $130.1 million of our year to date 2008 revenues were generated by rural land sales compared to $99.6 million in the first half of 2007. Cost of real estate sales decreased primarily due to the overall sales mix of large tracts of land with a lower cost basis in our rural land sales segment in 2008 compared to 2007, and to a lesser extent, decreased sales in our residential real estate segment.

Corporate expense.  Corporate expense, representing corporate, general and administrative expenses, was $9.4 million and $9.1 million during the three months ended June 30, 2008 and 2007, respectively. Corporate expense increased $0.9 million, or 5% to $18.0 million in the first six months of 2008, from $17.1 million in the first six months of 2007. Lower payroll related costs in 2008 attributable to staffing reductions were offset by additional deferred compensation expense. During early 2008, we granted certain members of management an aggregate 603,840 shares of non-vested restricted stock with vesting conditions based on our performance over a three-year period. We recognized approximately $1.8 million of additional expense related to these grants during the first six months of 2008. In addition, we reserved approximately $0.7 million in costs during the second quarter of 2008 in connection with the termination of a supplier agreement related to our website development and marketing plan.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The continued decline in demand and market prices for residential real estate during the first six months of 2008 caused us to evaluate certain carrying amounts within our residential real estate segment. As a result of our impairment analyses, we recorded an impairment charge in our residential real estate segment of $0.2 million for the second quarter of 2008 and $2.2 million for the first quarter 2008 primarily related to completed homes in several communities. In addition, we recorded a charge of $0.8 million related to the write down of a renegotiated builder note receivable during the second quarter 2008.

Restructuring charge.  We recorded a restructuring charge of $2.5 million and a credit of $(0.2) million in the three months ended June 30, 2008 and 2007, respectively. The 2008 charge relates to one-time termination benefits in connection with our recently announced employee headcount reductions. Year to date charges were $3.0 million for the six months ended June 30, 2008 and 2007. Year to date 2007 charges consist primarily of one-time termination benefits made in connection with our 2007 corporate reorganizations.

Other income (expense).  Other income (expense) consists primarily of investment income, interest expense, gains on sales and dispositions of assets, loss related to the monetization of installment notes, loss on early extinguishment of debt and other income. Other income (expense) was $(29.9) million and $3.1 million for the three months ended June 30, 2008 and 2007, respectively, and $(31.7) million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively. Interest expense decreased $6.3 million and $6.8 million during the second quarter and six months ended June 30, 2008, respectively, primarily as a result of our reduced debt levels. We recorded a loss on early extinguishment of debt of $29.9 million during the second quarter 2008 in connection with the prepayment of our senior notes. The costs included a $29.7 million make-whole payment and $0.2 million of unamortized loan costs, net of accrued interest. Other, net decreased $1.9 million during the second quarter of 2008 primarily due to recording a loss of $1.9 million related to the monetization of installment notes receivable. Other, net decreased $5.4 million during the six months ended June 30, 2008 compared to 2007 primarily due to recording a loss of $1.9 million related to the monetization of installment notes receivable and receipt of a $3.5 million insurance settlement related to the defense of an outstanding litigation matter included in 2007. Gain on disposition of assets was $7.6 million in the second quarter of 2007 and represents the gain associated with three of the 15 buildings sold as part of our office building portfolio.

Equity in (loss) income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates decreased $0.2 million to a loss of $(0.1) million in the three month period ended June 30, 2008. Equity income (loss) decreased $1.2 million during the first six months of 2008 compared to 2007 due to $1.0 million of equity earnings related to our investment in ALP Liquidating Trust recognized in the first six months of 2007.

Income tax expense.  Income tax expense (benefit), including income tax on discontinued operations, totaled $(11.9) million and $15.4 million for the three month periods ended June 30, 2008 and 2007, respectively, and $5.9 million and $21.8 million for the six month periods ended June 30, 2008 and 2007, respectively. Our effective tax rates were 36% and 38% for the three month periods ended June 30, 2008 and 2007, respectively, and 35% and 33% for the six month periods ended June 30, 2008 and 2007, respectively.

Discontinued Operations.  Income from discontinued operations primarily consist of the results associated with our sawmill and mulch plant (Sunshine State Cypress) currently classified as assets held for sale and the sales of our office building portfolio and Saussy Burbank. Income (loss), net of tax, totaled $(0.1) million in the three and six month periods ended June 30, 2008, and $26.0 million and $26.4 million in the three and six month periods ended June 30, 2007. The 2007 results relate primarily to the sale of our office building portfolio. See Residential Real Estate, Commercial Real Estate and Forestry sections below for further detail on discontinued operations.

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

Residential sales slowed significantly beginning in late 2005 and challenging market conditions continued during the first six months of 2008. Inventories of resale homes and home-sites remain high in our markets. These high resale inventory levels continued to negatively impact sales of our products. Further, the recent highly publicized problems in the mortgage lending industry have created additional negative pressure on demand and consumer confidence in housing. At this time, there is little visibility for when the market for residential real estate will improve.

Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. The overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment may not be recoverable. As a result of our impairment analyses for the first six months of 2008, we recorded aggregate impairment charges of $2.4 million primarily related to completed homes in several communities. In addition, we recorded an impairment charge of $0.8 million related to the write down of a renegotiated builder note receivable during the second quarter of 2008.

The table below sets forth the results of continuing operations of our residential real estate segment for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Real estate sales	$7.2	$30.8	$17.1	$61.0
Rental revenue	0.3	0.4	0.6	0.6
Other revenues	14.1	13.5	21.7	20.3

Total revenues	21.6	44.7	39.4	81.9

Expenses:
Cost of real estate sales	6.2	18.4	15.5	37.5
Cost of rental revenue	0.1	0.3	0.2	0.4
Cost of other revenues	13.8	12.0	24.0	20.3
Other operating expenses	10.9	13.1	23.1	24.6
Depreciation and amortization	2.9	2.9	5.9	5.8
Restructuring charge	0.5	(0.2)	0.8	1.1
Impairment charge	1.0	—	3.2	—

Total expenses	35.4	46.5	72.7	89.7

Other income (expense)	0.5	0.9	1.3	1.5

Pre-tax (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes and minority interest	$(13.3)	$(0.9)	$(32.0)	$(6.3)

Real estate sales include sales of homes and home-sites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

Three Months Ended June 30, 2008 and 2007

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
	(Dollars in millions)

Sales	$5.7	$1.5	$7.2	$14.1	$16.6	$30.7
Cost of sales:
Direct costs	3.9	0.7	4.6	7.6	6.1	13.7
Selling costs	0.3	0.0	0.3	0.8	0.6	1.4
Other indirect costs	1.2	0.1	1.3	2.5	0.8	3.3

Total cost of sales	5.4	0.8	6.2	10.9	7.5	18.4

Gross profit	$0.3	$0.7	$1.0	$3.2	$9.1	$12.3

Gross profit margin	5%	47%	14%	23%	55%	40%

The decreases in the amounts of real estate sales and gross profit were due primarily to decreases in primary home closings and home-site closings in resort, seasonal and primary communities as a result of adverse market conditions. Gross profit margins decreased as a result of price decreases.

The following table sets forth home and home-site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal:
Single-family homes	4	$2.9	$2.8	$0.1	3	$4.5	$3.5	$1.0
Home sites	5	1.4	0.7	0.7	18	10.3	3.4	6.9
Primary:
Single-family homes	—	—	—	—	9	2.4	1.8	0.6
Townhomes	—	—	—	—	1	0.2	0.1	0.1
Home sites	—	—	—	—	76	6.3	4.1	2.2
Northeast Florida:
Primary:
Single-family homes	2	0.9	0.8	0.1	1	0.4	0.4	—
Home sites	—	—	—	—	—	—	—	—
Central Florida:
Primary:
Single-family homes	2	0.4	0.4	—	6	4.4	3.4	1.0
Multi-family homes	4	1.5	1.4	0.1	1	0.5	0.4	0.1
Townhomes	—	—	—	—	3	1.7	1.3	0.4
Home sites	1	0.1	0.1	—	—	—	—	—

Total	18	$7.2	$6.2	$1.0	118	$30.7	$18.4	$12.3

Also included in real estate sales and cost of sales are land sales of $0.1 million for the three months ended June 30, 2007.

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

In our Northwest Florida resort and seasonal communities, second quarter 2008 home closings were comparable with second quarter 2007, while revenues and gross profit decreased due to the mix and location of products sold. Home-site revenues and gross profit decreased as compared to the same period in 2007 due to fewer home-site closings in 2008.

In our Northwest Florida primary communities, there were no home or home-site closings for the second quarter 2008 due to adverse market conditions. In the second quarter 2007 a majority of the home-site closings were bulk sales to national homebuilders.

In our Central Florida communities, home closings, revenues and gross profit decreased in the second quarter 2008 as compared to the second quarter 2007 due to adverse market conditions. There was one home-site closing in the second quarter of 2008 compared to none for the same period in 2007.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf club and marina operations, management fees and brokerage activities. Other revenues were $14.1 million in the second quarter of 2008 with $13.8 million in related costs, compared to revenues totaling

$13.5 million in the second quarter of 2007 with $12.0 million in related costs. The increases in other revenues and related costs were due to the addition of the operating results for the Shark’s Tooth Golf Course, which was purchased in the third quarter of 2007, and due to management fees incurred for third party managers operating our resorts and clubs. We had historically recorded revenue and costs from our marina operations in rental revenue and cost of rental revenue. Effective June 30, 2008, we recorded revenue and costs from our marina operations in other revenue and other cost of revenue. We reclassified $1.0 million and $0.8 million in revenue during the second quarter 2008 and 2007, respectively, and $0.7 million and $0.9 million in costs during the second quarter 2008 and 2007, respectively. These reclassifications have no effect on previously reported net income.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $10.9 million in the second quarter of 2008 compared to $13.1 million in the second quarter 2007. The net decrease in operating expenses was primarily due to a decrease in payroll related costs.

We recorded a restructuring charge in our residential real estate segment of $0.5 million in the second quarter of 2008 in connection with our recent headcount reduction compared to a credit of costs of ($0.2) million in 2007.

Six Months Ended June 30, 2008 and 2007

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
	(Dollars in millions)

Sales	$14.3	$2.7	$17.0	$32.1	$28.9	$61.0
Cost of sales:
Direct costs	10.1	1.3	11.4	18.6	10.5	29.1
Selling costs	0.8	0.1	0.9	1.6	1.1	2.7
Other indirect costs	3.1	0.1	3.2	4.5	1.3	5.8

Total cost of sales	14.0	1.5	15.5	24.7	12.9	37.6

Gross profit	$0.3	$1.2	$1.5	$7.4	$16.0	$23.4

Gross profit margin	2%	44%	9%	23%	55%	38%

The decreases in the amounts of real estate sales and gross profit were due primarily to decreases in primary home closings and home-site closings in various communities as a result of adverse market conditions. Gross profit margins decreased as a result of price decreases.

The following table sets forth home and home-site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal:
Single-family homes	7	$7.0	$6.7	$0.3	6	$9.9	$7.1	$2.8
Home sites	7	2.4	1.3	1.1	31	17.1	5.3	11.8
Primary:
Single-family homes	—	—	—	—	14	4.2	3.5	0.7
Townhomes	—	—	—	—	2	0.4	0.1	0.3
Home sites	—	—	—	—	137	11.2	7.3	3.9
Northeast Florida:
Primary:
Single-family homes	2	0.9	1.1	(0.2)	7	3.3	3.1	0.2
Home sites	3	0.2	0.1	0.1	2	0.3	0.2	0.1
Central Florida:
Primary:
Single-family homes	7	3.5	3.4	0.1	15	9.4	7.2	2.2
Multi-family homes	8	2.7	2.6	0.1	25	0.8	0.6	0.2
Townhomes	1	0.2	0.2	—	7	4.1	3.1	1.0
Home sites	1	0.1	0.1	—	1	0.3	0.1	0.2

Total	36	$17.0	$15.5	$1.5	247	$61.0	$37.6	$23.4

Also included in real estate sales and gross profit are land sales of $0.1 million during the period ending June 30, 2008.

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

In our Northwest Florida resort and seasonal communities, for the six months ended June 30, 2008 home closings were comparable with the same period in 2007, while revenues and gross profit decreased primarily due to the mix and location of product sold and the sale in 2007 of a single family home in WaterSound Beach totaling $3.4 million. Home-site revenues and gross profit decreased as compared to the same period in 2007 due to fewer home-site closings in 2008.

In our Northwest Florida primary communities, there were no home or home-site closings for the six months ended June 30, 2008 due to adverse market conditions. In the six months ended June 30, 2007 a majority of the home-site closings were bulk sales to national homebuilders.

In our Central Florida communities, home closings decreased in the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to a bulk sale of our multi-family product in 2007. The decrease in revenue and gross profit in 2008 as compared to 2007 was primarily due to adverse market conditions. Home-site revenues and gross profit in the six months ended June 30, 2008 were comparable to the same period in 2007.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf, club and marina operations, management fees and brokerage activities. Other revenues were $21.7 million for the six months ended June 30, 2008 with $24.0 million in related costs, compared to revenues totaling $20.3 million for the six months ended June 30, 2007 with $20.3 million in related costs. The increases in other revenues and related costs were due to the addition of the operating results for the Shark’s Tooth Golf Course, which was purchased in the third quarter of 2007, and due to management fees incurred for third party managers operating our resorts and clubs. Historically we recorded revenue and costs from our marina operations in rental revenue and cost of rental revenue. Effective June 30, 2008, we recorded revenue and costs from our marina operations in other revenue and other cost of revenue. We reclassified $1.3 million and $1.0 million in revenue during the six months 2008 and 2007, respectively, and $1.3 million in costs during the six months 2008 and 2007. These reclassifications have no effect on previously reported net income.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $23.1 million for the six months ended June 30, 2008 compared to $24.6 million in the same period in 2007. The net decrease in operating expenses was primarily due to a $7.1 million decrease in payroll related costs offset by costs related to our real estate projects that were expensed in 2008 instead of capitalized, as well as $1.0 million in increased real estate taxes in 2008.

We recorded a restructuring charge in our residential real estate segment of $0.8 million for the six months ended June 30, 2008 in connection with our recent headcount reduction compared to $1.1 million in 2007.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank. The results of Saussy Burbank have been reported as discontinued operations in the three and six months ended June 30, 2007. Included in June 30, 2007 income from discontinued operations is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

The table below sets forth the operating results of our discontinued operations of Suassy Burbank for the three and six months ended June 30, 2007.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In millions)

Saussy Burbank
Aggregate revenues	$11.2	$56.7

Pre-tax income	0.6	1.7
Income tax expense	0.2	0.6

Income from discontinued operations, net	$0.4	$1.1

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

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Revenues:
Real estate sales	$0.6	$5.7	$0.9	$11.3
Rental revenues	—	0.5	—	1.3
Other revenues	—	0.1	—	0.1

Total revenues	0.6	6.3	0.9	12.7

Expenses:
Cost of real estate sales	0.2	3.7	0.2	7.4
Cost of rental revenues	—	0.4	—	0.9
Other operating expenses	1.0	1.5	2.1	2.9
Depreciation and amortization	—	—	—	0.6

Total expenses	1.2	5.6	2.3	11.8
Other income	—	7.8	—	7.8

Pre-tax (loss) from continuing operations	$(0.6)	$8.5	$(1.4)	$8.7

The markets for commercial real estate, particularly retail, have also experienced a downturn in volume since 2005 and remain weak.

Real Estate Sales.  Commercial land sales for the three and six months ended June 30 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	per Acre(1)	Proceeds	Revenue		on Sales
	(In millions, except average price per acre)

Three Months Ended June 30, 2008:
Northwest Florida	1	2	$117.0	$0.3	$0.4	(2)	$0.2	(2)
Other	—	—	—	—	—		—

Total/Average	1	2	$117.0	$0.3	$0.4	(2)	$0.2	(2)

Three Months Ended June 30, 2007:
Northwest Florida	6	24	$204.2	$5.0	$4.6	(3)	$1.8	(3)
Other	1	4	283.1	1.1	1.1		0.2

Total/Average	7	28	$215.2	$6.1	$5.7	(3)	$2.0	(3)

Six Months Ended June 30, 2008:
Northwest Florida	1	2	$117.0	$0.3	$0.5	(2)	$0.3	(2)
Other	—	—	—	—	—		—

Total/Average	1	2	$117.0	$0.3	$0.5	(2)	$0.3	(2)

Six Months Ended June 30, 2007:
Northwest Florida	12	38	$183.8	$6.9	$6.9	(3)	$2.9	(3)
Other	4	22	194.1	4.4	4.4		1.0

Total/Average	16	60	$187.7	$11.3	$11.3	(3)	$3.9	(3)

(1)	Average price per acre in thousands.

(2)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.1 million and $0.1 million, respectively for the three months ended June 30, 2008. The six months ended June 30, 2008 includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.3 million and $0.2 million, respectively.

(3)	Includes deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively, for the three months ended June 30, 2007. The six months ended June 30, 2007 include previously deferred revenues and gain on sales of $0.0 and $0.3 million, respectively.

Included in 2008 commercial real estate sales is $0.2 million and $0.4 million for the three months and six months ended June 30, 2008, respectively, of deferred gain associated with three buildings sold in 2007 with which we have continuing involvement.

Discontinued Operations

During the year ended December 31, 2007, we disposed of the 17 buildings within our office building portfolio, 14 of which are reflected as discontinued operations in the consolidated statements of income for the three and six months ended June 30, 2008 and 2007. On April 30, 2007, we entered into a Purchase and Sale Agreement for the sale of our office building portfolio. On June 20, 2007, we closed on the sale of 15 of the 17 buildings for a cash price of $277.5 million. In the aggregate, the transaction resulted in a pre-tax gain of $48.6 million, of which we realized $45.3 million, net of a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to our continuing involvement as a lessee. We expect to incur continuing cash outflows related to these three properties over the next four years. The sales of the remaining two office buildings closed on August 7, 2007 for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The following amounts related to our dispositions in 2007 have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of income.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In millions)

Commercial Buildings:
Aggregate revenues	$8.0	$16.9

Pre-tax income	2.9	2.2
Pre-tax gain on sale	37.6	37.6
Income tax expense	15.2	15.0

Income from discontinued operations, net	$25.3	$24.8

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The rural land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Real estate sales	$39.0	$52.9	$130.1	$99.6

Expenses:
Cost of real estate sales	14.2	44.4	23.7	48.1
Other operating expenses	1.0	1.3	2.5	2.9
Depreciation and amortization	—	0.1	0.1	0.1
Restructuring charge	—	—	—	1.3

Total expenses	15.2	45.8	26.3	52.4

Other income	0.4	—	0.4	0.3

Pre-tax income from continuing operations	$24.2	$7.1	$104.2	$47.5

Rural land sales for the three and six months ended June 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

Three Months Ended:
June 30, 2008	4	29,398	$1,327	$39.0	$24.8
June 30, 2007	15	34,730	$1,523	$52.9	$8.5
Six Months Ended:
June 30, 2008	10	86,833	$1,498	$130.1	$106.4
June 30, 2007	26	66,025	$1,508	$99.6	$51.5

In October 2007, we announced that we were marketing for sale non-strategic rural land that currently fits our criteria for harvesting value. During the six months ended June 30, 2008, we closed the following significant sales:

•	23,743 acres in Liberty County for $36.3 million, or an average of $1,530 per acre.

•	2,784 acres in Taylor County for $12.5 million, or $4,500 per acre.

•	29,742 acres primarily within Liberty and Wakulla counties for $39.5 million, or an average of $1,330 per acre.

•	29,343 acres primarily within Leon County, Florida and Stewart County, Georgia, for $38.4 million, or an average of $1,308 per acre.

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

In July 2008, we executed a contract for the sale of 67,364 acres of non-strategic rural land in Liberty, Jefferson, Gulf and Franklin Counties. The sale will be closed in two transactions for a total price of approximately $130.4 million. The first sale of 39,359 acres for $67.3 million is scheduled to be completed in the fourth quarter of 2008. The second sale for 28,005 acres is scheduled for the second quarter of 2009 at a price of $63.1 million. These transactions are subject to ongoing due diligence review and customary closing conditions. We do not anticipate any additional large tract sales during the remainder of 2008.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber. We also own and operate a sawmill and mulch plant, Sunshine State Cypress, which converts logs into wood products and mulch. However, on October 8, 2007 we announced our intent to sell Sunshine State Cypress.

The table below sets forth the results of the continuing operations of our forestry segment for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Timber sales	$6.4	$6.7	$14.0	$11.5
Expenses:
Cost of timber sales	4.9	5.4	9.8	9.8
Other operating expenses	0.5	0.4	1.0	0.8
Depreciation and amortization	0.6	0.6	1.4	1.2
Restructuring charge	0.1	—	0.1	—

Total expenses	6.1	6.4	12.3	11.8

Other income	0.5	0.6	1.0	1.3

Pre-tax income from continuing operations	$0.8	$0.9	$2.7	$1.0

Three Months Ended June 30, 2008 and 2007

Total revenues for the forestry segment decreased $0.3 million, or 4%, compared to 2007. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. Sales under this agreement were $3.1 million (171,000 tons) in 2008 and $3.5 million (198,000 tons) in 2007. Sales to other customers totaled $3.3 million (179,000 tons) in 2008 as compared to $3.2 million (185,000 tons) in 2007. The decrease in revenue was primarily due to decreased volume levels.

Cost of sales for the forestry segment decreased $0.5 million in 2008 compared to 2007. Gross margins as a percentage of revenue were 23% in 2008 and 19% in 2007. The increase in margin was primarily due to additional sales to Smurfit Stone Container Corporation outside of our fiber agreement pricing arrangement, which were at a higher rate per ton.

Six Months Ended June 30, 2008 and 2007

Total revenues for the forestry segment increased $2.5 million, or 22%, compared to 2007. Sales under the wood fiber supply agreement with Smurfit-Stone Container Corporation were $6.5 million (355,000 tons) in 2008 and $6.6 million (366,000 tons) in 2007. Sales to other customers totaled $7.5 million (392,000 tons) in 2008 as compared to $4.9 million (280,000 tons) in 2007. The increase in revenue was primarily due to increased sales to our outside customers, which was a result of an accelerated harvest plan in connection with the large tract land sales in the first six months of 2008.

Cost of sales for the forestry segment remained constant at $9.8 million in 2008 compared to 2007. Gross margins as a percentage of revenue were 30% in 2008 and 15% in 2007. The increase in margin was primarily due to higher margin product sales to outside customers, for which we did not incur any cut and haul costs.

Discontinued Operations

At June 30, 2008 and December 31, 2007 we have classified the assets and liabilities of Sunshine State Cypress, Inc. as held-for-sale. Discontinued operations for the three and six months ended June 30 include the operations of Sunshine State Cypress, Inc. as shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Sunshine State Cypress
Aggregate revenues	$2.2	$2.7	$4.1	$4.8

Pre-tax income (loss)	(0.2)	0.6	(0.1)	0.9

Income tax expense (benefit)	(0.1)	0.2	—	0.3

Income (loss) from discontinued operations, net	$(0.1)	$0.4	$(0.1)	$0.6

Liquidity and Capital Resources

We generated cash in the first six months of 2008 from:

•	Sales of land holdings and other assets;

•	Operations;

•	Borrowings from financial institutions; and

•	Issuances of equity from the sale of stock and exercise of employee stock options.

We used cash in the first six months of 2008 for:

•	Operations;

•	Real estate development and construction;

•	Repayments of debt; and

•	Payments of taxes

We invest our excess cash primarily in money market mutual funds and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating and strategic long term investment purposes.

We believe that our 2007 and 2008 restructuring plans will allow us to increase our financial flexibility over time by significantly reducing capital expenditures, decreasing selling, general and administrative expenses, divesting non-core assets, lowering debt and eliminating our current dividend. Management believes we have adequate resources to fund ongoing operating requirements and future capital expenditures related to our planned level of investment in real estate developments.

Cash Flows from Operating Activities

Net cash used in operations was $26.5 million and $120.2 million in the first six months of 2008 and 2007, respectively. During such periods, expenditures relating to our residential real estate segment were $28.5 million and $126.2 million, respectively. Expenditures for operating properties of commercial land development and residential club and resort property development in the first six months of 2008 and 2007 totaled $1.8 million and $1.7 million, respectively.

Our current income tax receivable (payable) was $36.1 million at June 30, 2008 and $(8.1) million at December 31, 2007, respectively. Our net deferred income tax liability was $116.8 million and $83.5 million at June 30, 2008 and December 31, 2007, respectively. The change in our tax accounts was primarily the result of deferred tax gains related to installment sales of our rural land. We paid $86.0 million in the first quarter of 2007 related to the settlement of an IRS audit for the years 2000 through 2004.

During the first six months of 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution. In April 2008, $30.5 million related to $70.0 million of the installment notes were monetized for $27.4 million in cash.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(0.7) million and $287.6 million in the first six months of 2008 and 2007, respectively. The cash provided by investing activities in 2007 was primarily attributable to the sale of our office building portfolio. Historically, we had made significant investments in our office building portfolio, however, we do not anticipate making any significant investments at this time.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $47.1 million and $(184.2) million in the first six months of 2008 and 2007, respectively. The cash provided by financing activities in 2008 was primarily attributable to the sale of 17,145,000 shares of our common stock at a price of $35.00 per share which was completed during the first quarter. We received net proceeds of $580 million in connection with the public offering. The proceeds were primarily used to pay down our debt as described below.

Our $500 million senior revolving credit facility, which expires in July 2009 (with the ability to extend to July 2010), bears interest based on leverage levels at LIBOR plus an applicable margin in the range of 0.4% to 1.0%. In connection with the common stock offering on March 3, 2008 we paid down the entire outstanding balance (approximately $160 million) of the credit facility. Although it had no outstanding balance at June 30, 2008, the revolving credit facility has not been terminated and remains in place as a source of liquidity for us. We are currently negotiating a new line of credit with a lesser principal amount.

In July 2006, we entered into a $100 million term loan to finance the repayment of $100 million of senior notes. The term loan was paid in full during 2008 with proceeds from our common stock offering.

Senior notes with an outstanding principal amount of $240.0 million were prepaid in full on April 4, 2008 together with a make-whole amount of approximately $29.7 million. In addition, we recorded a non-cash expense of approximately $0.2 million attributable to the write-off of unamortized loan costs, net of accrued interest, associated with the senior notes. As a result, we recognized a charge of $29.9 million during the second quarter related to the early extinguishment of debt.

We have also used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded debt of $15.4 million and $35.7 million related to CDD bonds as of June 30, 2008 and December 31, 2007, respectively. We retired approximately $30.0 million of CDD debt with the proceeds of our common stock offering during the first six months of 2008.

Off-Balance Sheet Arrangements

During the first six months of 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution. In April 2008, we contributed $30.5 million of the installment notes to a bankruptcy- remote qualified special purpose entity (“QSPE”) established in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPE’s financial position and results are not consolidated in our financial statements.

In April 2008, the QSPE monetized the $30.5 million installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes and distributed approximately $27.4 million in gross proceeds to us. The debt securities are payable solely out of the assets of the QSPE and proceeds from the letters of credit. The investors in the QSPE have no recourse against us for payment of the debt securities. We have recorded a retained interest with respect to all QSPEs of $6.6 million for all installment notes monetized through June 30, 2008, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimate of underlying assumptions, including credit risk and interest rates. We deferred approximately $97.1 million of gain for income tax purposes through this QSPE/installment sale structure during the six month period ended June 30, 2008.

Contractual Obligations and Commercial Commitments

We had debt obligations of $54.2 million and $541.2 million outstanding at June 30, 2008 and December 31, 2007, respectively. The decrease in outstanding debt obligations is primarily related to the pay down of debt related to our senior notes, term loan and credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk related to our long term debt. As of June 30, 2008, we had no amounts drawn under our credit facility, which matures on July 21, 2009. Any debt outstanding under this credit facility accrues interest at rates based on the timing of the loan contracts under the facility and our preferences, but generally will be based on either one, two, three or six month London Interbank Offered Rate (“LIBOR”) plus a LIBOR margin in effect at the time of each contract. In addition, we had a $100.0 million term loan outstanding during part of the first quarter 2008, which accrued interest based on LIBOR. These loans potentially subjected us to interest rate risk relating to the change in LIBOR rates. If LIBOR had been 100 basis points higher or lower throughout the six months ended June 30, 2008, the effect on net income over the same time period with respect to interest expense on the credit facility and term loan would have been a respective decrease or increase in the amount of $0.4 million pre-tax ($0.3 million net of tax).

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

(b) Changes in Internal Controls. During the quarter ended June 30, 2008, there were no changes in our internal controls that have materially effected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 13, Contingencies.

Item 1A.	Risk Factors

There have been no material changes to our risk factors during the second quarter of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 13, 2008. At the Meeting, the shareholders elected ten persons to the Company’s Board of Directors and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent auditors for the 2008 fiscal year.

The number of votes cast for, against or withheld, as well as the number of abstentions, for each matter is set forth below. Abstentions and broker non-votes are not counted as votes for or against any proposal.

1. Election of Directors:

Name of Nominee	For	Withheld

Michael L. Ainslie	85,141,424	336,513
Hugh M. Durden	73,593,546	11,884,390
Thomas A Fanning	85,149,594	328,343
Harry H. Frampton, III	58,336,276	27,141,661
Wm. Britton Greene	85,150,989	326,947
Dr. Adam W. Herbert, Jr.	85,121,497	356,439
Delores M. Kesler	85,075,283	402,653
John S. Lord	73,612,480	11,865,456
Walter L. Revell	85,103,724	374,213
Peter S. Rummell	73,700,695	11,777,242

2. Ratification of KPMG LLP to serve as the Company’s independent auditors for the 2008 fiscal year:

For	Against	Abstain

85,269,436	175,050	33,449

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
10.1	Fifth Amendment to The St. Joe Company Deferred Capital Accumulation Plan
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: August 5, 2008	/s/ Wm. Britton Greene

Wm. Britton Greene Chief Executive Officer

Date: August 5, 2008	/s/ Janna L. Connolly

Janna L. Connolly Chief Accounting Officer