Form 10-Q
period 2008-09-30
ST JOE CO
filed 2008-11-04
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Riverside Avenue, Suite 500 Jacksonville, Florida	32202 (Zip Code)
(Address of principal executive offices)

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

As of October 31, 2008, there were 122,437,998 shares of common stock, no par value, issued and 92,204,891 outstanding, with 30,233,107 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investment in real estate, net	$930,420	$944,529
Cash and cash equivalents	106,272	24,265
Notes receivable	52,050	56,346
Pledged treasury securities	29,354	30,671
Prepaid pension asset	83,267	109,270
Property, plant and equipment, net	20,175	23,693
Goodwill, net	18,991	18,991
Other intangible assets, net	1,899	2,317
Income tax receivable	41,387	—
Other assets	37,184	45,793
Assets held for sale	5,607	8,091

	$1,326,606	$1,263,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Debt	$50,796	$541,181
Accounts payable and other	69,573	77,640
Accrued liabilities	60,356	66,607
Income tax payable	—	8,058
Deferred income taxes	99,607	83,535
Liabilities associated with assets held for sale	255	328

Total liabilities	280,587	777,349
Minority interest in consolidated subsidiaries	3,053	6,276
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,435,317 and 104,755,826 issued at September 30, 2008 and December 31, 2007, respectively	911,659	321,505
Retained earnings	1,073,921	1,081,883
Accumulated other comprehensive income (loss)	(14,252)	3,275
Treasury stock at cost, 30,213,473 and 30,158,370 shares held at September 30, 2008 and December 31, 2007, respectively	(928,362)	(926,322)

Total stockholders’ equity	1,042,966	480,341

	$1,326,606	$1,263,966

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Real estate sales	$13,348	$56,059	$161,425	$227,844
Rental revenues	437	416	998	2,370
Timber sales	5,884	7,850	19,953	19,425
Other revenues	13,167	13,114	34,919	33,726

Total revenues	32,836	77,439	217,295	283,365

Expenses:
Cost of real estate sales	8,685	17,554	48,200	110,468
Cost of rental revenues	210	173	417	1,469
Cost of timber sales	4,938	5,858	14,780	15,660
Cost of other revenues	13,596	13,141	37,614	34,112
Other operating expenses	14,383	19,425	43,149	50,456
Corporate expense, net	8,008	8,937	25,997	26,068
Depreciation and amortization	4,158	5,032	13,305	14,437
Impairment losses	1,329	13,021	4,562	13,021
Restructuring charges	1,250	(352)	4,297	2,644

Total expenses	56,557	82,789	192,321	268,335

Operating (loss) profit	(23,721)	(5,350)	24,974	15,030

Other (expense) income:
Investment income, net	1,685	1,443	4,966	4,111
Interest expense	(116)	(3,493)	(4,445)	(14,592)
Other, net	(7,981)	(3,392)	(9,118)	1,218
Loss on early extinguishment of debt	(680)	—	(30,554)	—
Gain on disposition of assets	182	182	546	7,815

Total other (expense) income	(6,910)	(5,260)	(38,605)	(1,448)

(Loss) income from continuing operations before equity in loss of unconsolidated affiliates, income taxes, and minority interest	(30,631)	(10,610)	(13,631)	13,582
Equity in loss of unconsolidated affiliates	(47)	(999)	(260)	(41)
Income tax (benefit) expense	(11,545)	(4,024)	(5,553)	1,816

(Loss) income from continuing operations before minority interest	(19,133)	(7,585)	(8,338)	11,725
Minority interest in (loss) income	(39)	112	(536)	866

(Loss) income from continuing operations	(19,094)	(7,697)	(7,802)	10,859

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(104)	890	(160)	27,336

Net (loss) income	$(19,198)	$(6,807)	$(7,962)	$38,195

EARNINGS PER SHARE
Basic
(Loss) income from continuing operations	$(0.21)	$(0.10)	$(0.09)	$0.15
(Loss) income from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.37

Net (loss) income	$(0.21)	$(0.09)	$(0.09)	$0.52

Diluted
(Loss) income from continuing operations	$(0.21)	$(0.10)	$(0.09)	$0.15
(Loss) income from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.36

Net (loss) income	$(0.21)	$(0.09)	$(0.09)	$0.51

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury
	Shares	Amount	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2007	74,597,456	$321,505	$1,081,883	$3,275	$(926,322)	$480,341

Comprehensive (loss) income:
Net (loss)	—	—	(7,962)	—	—	(7,962)
Amortization of pension and postretirement benefit costs, net	—	—	—	467	—	467
Effect of remeasurement of pension plan funded status, net				(17,994)		(17,994)

Total comprehensive (loss) income	—	—	—	—	—	(25,489)

Issuances of restricted stock	731,446	—	—	—	—	—
Forfeitures of restricted stock	(253,037)	—	—	—	—	—
Issuances of common stock, net of offering costs	17,201,082	581,455	—	—	—	581,455
Excess tax benefit on options exercised and vested restricted stock	—	(108)	—	—	—	(108)
Amortization of stock-based compensation	—	8,807	—	—	—	8,807
Purchases of treasury shares	(55,103)	—	—	—	(2,040)	(2,040)

Balance at September 30, 2008	92,221,844	$911,659	$1,073,921	$(14,252)	$(928,362)	$1,042,966

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:

Net (loss) income	$(7,962)	$38,195

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	13,321	19,104

Stock-based compensation	8,807	6,910

Minority interest in (loss) income	(536)	866

Equity in loss (income) of unconsolidated joint ventures	260	(161)

Distributions of income from unconsolidated affiliates	—	710

Deferred income tax expense (benefit)	27,337	(126,613)

Loss on early extinguishment of debt	30,554	—

Impairment losses	4,562	20,417

Restructuring charges	4,297	2,644

Cost of operating properties sold	42,543	170,004

Expenditures for operating properties	(27,657)	(202,210)

Write-off of previously capitalized home building costs	—	705

Gains on dispositions of assets	—	(55,384)

Changes in operating assets and liabilities:

Notes receivable	3,522	2,494

Other assets	5,401	(31,278)

Accounts payable and accrued liabilities	(15,214)	(68,922)

Income taxes receivable / payable	(49,445)	(2,877)

Net cash provided by (used in) operating activities	39,790	(225,396)

Cash flows from investing activities:

Purchases of property, plant and equipment	(1,291)	(5,365)

Purchases of investments in real estate	—	(13,737)

Maturities and redemptions of investments, held to maturity	619	12

Proceeds from the disposition of assets	—	36,000

Proceeds from sale of discontinued operations	—	311,425

Investments in unconsolidated affiliates	—	(496)

Net cash (used in) provided by investing activities	(672)	327,839

Cash flows from financing activities:

Net borrowings from revolving credit agreements	35,000	467,000

Repayment of borrowings under revolving credit agreements	(167,000)	(437,000)

Repayments of other long-term debt	(370,000)	(120,347)

Make whole payment in connection with prepayment of senior notes	(29,690)	—

Distributions to minority interest partner	(2,687)	(4,689)

Proceeds from exercises of stock options	1,653	4,088

Issuance of common stock	579,802	—

Dividends paid to stockholders	—	(35,637)

Excess tax benefits from stock-based compensation	(108)	957

Taxes paid on behalf of employees related to stock-based compensation	(2,041)	—

Treasury stock purchases	(2,040)	(1,845)

Net cash provided by (used in) financing activities	42,889	(127,473)

Net increase (decrease) in cash and cash equivalents	82,007	(25,030)

Cash and cash equivalents at beginning of period	24,265	36,935

Cash and cash equivalents at end of period	$106,272	$11,905

Supplemental disclosures of cash flow information:

Cash paid during the nine month period for:

Interest	$11,837	$31,417

Income taxes	16,998	188,879

Capitalized interest	1,582	7,395

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The Company recorded a settlement and curtailment charge during the third quarter 2008 in connection with its restructuring plan. As a result, the Company remeasured its defined benefit pension plan’s projected benefit obligation and asset values at September 30, 2008. The remeasurement resulted in a $29.3 million reduction in the funded status of the Company’s defined benefit pension plan ($18.0 million net of tax adjustment recorded through Other Comprehensive Income (loss)) but had no impact on the Company’s net (loss) income for the three or the nine months ended September 30, 2008. The Company will remeasure its pension obligation and asset values at December 31, 2008, which may result in an additional adjustment.

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

Certain reclassifications have been made to the prior years’ financial statements to conform to the current period classifications. The Company reclassified deferred acquisition costs and accrued postretirement benefits on its consolidated balance sheet in 2007 and on its consolidated statements of cash flow for the nine months ended September 30, 2007, which were previously presented as other assets and accounts payable, respectively. The Company had historically recorded revenue and costs from its marina operations in rental revenue and cost of rental revenue. Effective June 30, 2008, the Company records revenue and costs from its marina operations in other revenue and other cost of revenue. These reclassifications have no effect on previously reported net (loss) income.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years. Non-financial assets and liabilities include pension plan assets related to the funded status of the Company’s pension plan, goodwill, investment in real estate, intangible assets with indefinite lives, guarantees and certain other items. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on the Company’s results of operations or financial position, other than additional disclosures (see Note 15). The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe SFAS 161 will have a material impact on its financial position or results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The FSP holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. When the FSP is adopted, its requirements will be applied by recasting previously reported earnings per share data. The Company is in the process of evaluating the effect, if any, the adoption of this FSP will have on its financial statements.

In October, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP 157-3 did not have a material impact on the Company’s financial position or results of operations.

2.	Stock-Based Compensation and Earnings (loss) Per Share

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of SFAS No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption (effective January 1, 2006), under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Additionally, the 15% discount at which employees may purchase the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company issues new common stock.

Stock Options and Non-Vested Restricted Stock

The Company has four stock incentive plans (the 1997 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2001 Stock Incentive Plan), whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service and/or market conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the award agreements). The total amount of restricted shares and options originally available for grant under each of the Company’s four plans was 8.5 million shares, 1.4 million shares, 2.0 million shares, and 3.0 million shares, respectively. Non-vested restricted shares generally vest over requisite service periods of three-year or four-year periods, beginning on the date of each grant, and are recognized as compensation expense over the vesting period based upon the value at date of grant. Stock option awards are granted with an exercise price equal to market price of the Company’s stock at the date of grant. The options vest over requisite service periods and are exercisable in equal installments on the first through third, fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 10 years after the date of grant.

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

Market Condition Grants

In February 2008, under its 2001 Stock Incentive Plan, the Company granted select executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during the performance period.

The Company currently uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, the relative performance of the Company’s stock price and shareholder returns compared to those companies in its peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity during the nine-months ended September 30, 2008 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at January 1, 2008	—	$—
Granted	603,840	27.31
Forfeited	(119,658)	27.31
Vested	—	—

Balance at September 30, 2008	484,182	$27.31

As of September 30, 2008, there was $7.8 million of unrecognized compensation cost, net of estimated forfeitures, related to market condition-based non-vested restricted stock compensation arrangements granted under the 2001 Plan; this cost is expected to be recognized over the three-year service period.

Total stock-based compensation expense recognized in the consolidated statements of income related to all plan arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock option expense	$429	$428	$909	$1,399
Restricted stock expense	1,962	1,622	7,898	5,511

Total	$2,391	$2,050	$8,807	$6,910

As of September 30, 2008 and 2007, there was $16.4 million and $11.9 million, respectively, of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements.

Earnings (loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and non-vested restricted stock. Non-vested restricted shares subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and are considered outstanding only upon the satisfaction of the market conditions. The Company has excluded 484,182 potentially dilutive shares which were contingently issuable upon the achievement of future market conditions from its dilutive shares outstanding during the three and nine month periods ended September 30, 2008. Stock options and non-vested restricted stock are not considered in any diluted earnings per share calculation when the Company has a loss from continuing operations. The anti-dilutive stock options and non-vested restricted stock excluded from the computation of diluted earnings per share totaled 387,108 and 397,959 for the three months and nine months ended September 30, 2008, respectively, and 413,745 for the three months ended September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic average shares outstanding	91,323,588	73,936,181	87,236,860	73,801,129
Incremental weighted average effect of stock options	—	—	—	195,420
Incremental weighted average effect of non-vested restricted stock	—	—	—	306,810

Diluted average shares outstanding	91,323,588	73,936,181	87,236,860	74,303,359

Through September 30, 2008, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through September 30, 2008. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to September 30, 2008, the Company repurchased 27,945,611 shares from shareholders and executives surrendered a total of 2,367,000 shares as payment for strike prices and taxes due on exercised stock options and vested restricted stock, for a total of 30,312,611 acquired shares. The Company did not repurchase shares from shareholders during the nine months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008 and 2007, executives surrendered a total of 55,103 and 51,158 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Shares of Company stock issued upon the exercise of stock options for the nine months ended September 30, 2008 and 2007 were 56,082 and 139,431 shares, respectively.

3.	Common Stock Offering

On March 3, 2008, the Company sold 17,145,000 shares of its common stock at a price of $35.00 per share. The Company received net proceeds of $580 million in connection with the sale, which were primarily used to pay down the Company’s debt.

4.	Notes Receivable and Other Assets

Notes receivable consisted of the following:

	September 30, 2008	December 31, 2007

Saussy Burbank	$18,028	$27,202
Various builders	17,162	18,608
Advantis	7,177	7,015
Pier Park Community Development District	2,242	2,028
Various mortgages	7,441	1,493

Total notes receivable	$52,050	$56,346

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008 and 2007, the Company sold significant amounts of timberland in exchange for installment notes. The following table summarizes our installment note activity through September 30, 2008:

		Monetization		Fair Value	Retained
Period Ended(a)	Note Value	Net Proceeds	Net Balance	Adjustment	Interest(b)

June 30, 2007	$46,415	$(41,511)	$4,904	$(1,235)	$3,669
September 30, 2007	28,485	(25,370)	3,115	(1,325)	1,790
March 31, 2008	70,012	(62,094)	7,918	(4,621)	3,297
June 30, 2008	38,393	(34,004)	4,389	(3,891)	498

Total Monetized at September 30, 2008	$183,305	$(162,979)	$20,326	$(11,072)	$9,254

(a)	The period ended date refers to the quarter ended in which the timberland sale occurred. The monetization of the notes may have occurred in a subsequent quarter.

(b)	Recorded as Other assets.

During the second quarter of 2008, the Company sold a total of 29,343 acres of timberland in exchange for 15-year installment notes receivable in the aggregate amount of approximately $38.4 million. During the first quarter of 2008, the Company sold a total of 49,688 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of approximately $70.0 million. The installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution.

During the first nine months of 2008, the Company contributed $108.4 million of installment notes to a bankruptcy-remote, qualified special purpose entity (“QSPE”) established in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPE subsequently monetized the installment notes by issuing debt securities to third-party investors equal to approximately 90% of the value of the installment notes and distributed approximately $96.1 million in net proceeds to the Company.

The Company recorded a charge of $6.6 million and $8.5 million during the three and nine month periods ended September 30, 2008, respectively, on the fair value adjustment related to the monetization of notes receivable through the QSPE. The fair value adjustment is determined based on the original carrying value of the notes, allocated between the assets monetized and the retained interest based on their relative fair value at the date of monetization. The Company’s retained interest consists principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties and the collection of notes receivable principal net of the repayment of debt) and a cash reserve account. Fair value of the retained interest is estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates. Fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected.

During 2007, the Company sold a total of 53,024 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $74.9 million, which installment notes are fully backed by letters of credit issued by a third party financial institution. The Company contributed the 2007 installment notes to QSPEs, which were subsequently monetized by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. The QSPEs distributed approximately $66.9 million in net proceeds to the Company.

The debt securities are payable solely out of the assets of the QSPEs (which consist of the installment notes and the irrevocable letters of credit). The investors in the QSPEs have no recourse to the Company for payment of the debt securities. The QSPEs’ financial position and results are not consolidated in the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Real Estate

Real estate by segment includes the following:

	September 30, 2008	December 31, 2007

Operating property:
Residential real estate	$184,807	$164,614
Rural land sales	139	139
Forestry	64,849	85,105
Other	338	309

Total operating property	250,133	250,167

Development property:
Residential real estate	632,475	644,745
Commercial real estate	58,431	55,368
Rural land sales	7,055	7,632
Other	1,668	1,542

Total development property	699,629	709,287

Investment property:
Commercial real estate	1,835	1,835
Rural land sales	5	126
Forestry	522	522
Other	5,742	5,948

Total investment property	8,104	8,431

Investment in unconsolidated affiliates:
Residential real estate	3,803	4,063

Total real estate investments	961,669	971,948
Less: Accumulated depreciation	31,249	27,419

Total investment in real estate	$930,420	$944,529

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company. Development property consists of residential real estate land and inventory currently under development to be sold. Investment property primarily includes the Company’s land held for future use.

6.	Asset Impairments

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and holding periods. The continued decrease in demand and market prices for residential real estate during the first nine months of 2008 and 2007 indicated that certain carrying amounts within the Company’s residential real estate segment may not be recoverable. In addition, during the second quarter 2008 the Company recorded an impairment charge of $0.8 million related to the write down of a renegotiated builder note receivable. As a result of its 2008 impairment analyses, the Company has recorded aggregate impairment charges of $1.3 million and $4.6 million in the residential real estate segment for the three and nine months ended September 30, 2008. The Company also recorded an impairment charge of $13.0 million in the third quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill Impairment

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method of accounting. The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The Company’s estimate of fair value based upon market analysis indicated that goodwill would not be recoverable. Accordingly, the Company recorded an impairment charge of $7.4 million to reduce the goodwill carrying value of Sunshine State Cypress to zero in the forestry segment during the third quarter 2007.

8.	Restructuring

During late 2006 and early 2007, the Company implemented certain corporate organizational changes, including its exit from the Florida homebuilding business, to focus on maximizing the value of its landholdings through place-making. The Company also eliminated certain redundancies among its field and corporate operations. Additionally, in late 2007, the Company announced a restructuring of its business to enhance and accelerate its value creation process. The plan included the divestiture of non-core assets, a significant reduction in capital expenditures, a smaller operating structure requiring fewer employees and an increased focus on the use of strategic business partners. In June 2008, the Company announced an additional restructuring plan designed to further align employee headcount with the Company’s projected workload. The charges associated with the restructuring and reorganization programs by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Three months ended September 30, 2008:
One-time termination benefits to employees	$373	$117	$14	$30	$715	$1,249

Nine months ended September 30, 2008:
One-time termination benefits to employees	$1,189	$142	$17	$150	$2,798	$4,296

Cumulative restructuring charges, September 30, 2006 through September 30, 2008	$17,648	$653	$1,661	$300	$6,331	$26,593

One-time termination benefits to employees — to be incurred during 2008(a)	$108	$3	$3	$—	$40	$154
One-time termination benefits to employees — to be incurred during 2009	$172	$—	$6	$—	$90	$268

Total remaining one-time termination benefits to employees — to be incurred	$280	$3	$9	$—	$130	$422

(a)	Represents costs to be incurred from October 1, 2008 through December 31, 2008.

At September 30, 2008, the accrued liability associated with the restructuring consisted of the following:

	Balance at			Balance at
	December 31,	Costs		September 30,	Due within	Due after
	2007	Accrued	Payments	2008	12 months	12 months

One-time termination benefits to employees	$2,258	$4,296	$(4,113)	$2,441	$2,245	$196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Discontinued Operations

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. On June 20, 2007, the Company closed on the sale of 15 of the 17 buildings for a cash price of $277.5 million. In the aggregate, the transaction related to the 15 buildings resulted in a pre-tax gain of $48.6 million, of which the Company realized $45.3 million, net of a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next three to five years. The sales of the remaining two office buildings closed on August 7, 2007 for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The income on the 14 buildings with no sale-leaseback arrangement for the periods ended September 30, 2008 and 2007 are reflected in discontinued operations below.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable by November 30, 2009. Included in year to date 2007 discontinued operations is a $2.2 million (pre-tax) impairment charge to approximate fair value, less costs to sell, related to the sale of Saussy Burbank.

The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The plan includes the divestiture of non-core assets, including the sale of its wholly owned subsidiary Sunshine State Cypress, Inc. The related assets and liabilities of this operation have been classified as “held-for-sale” at September 30, 2008 and December 31, 2007 as all of the criteria under the applicable accounting literature have been met. Accordingly, the results of operations of Sunshine State Cypress have been presented as discontinued operations for the three and nine months ended September 30, 2008 and 2007. Included in the third quarter and year to date 2007 discontinued operations is a $7.4 million (pre-tax) impairment charge to reduce the goodwill carrying value of Sunshine State Cypress to zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations presented on the consolidated statements of income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Commercial Buildings — Commercial Segment:
Aggregate revenues	$—	$1,474	$17	$18,392

Pre-tax income	—	471	21	2,637
Pre-tax gain on sale	—	10,150	—	47,783
Income tax expense	—	8,025	8	20,495

Income from discontinued operations, net	$—	$2,596	$13	$29,925

Saussy Burbank — Residential Segment
Aggregate revenues	$—	$—	$—	$132,992

Pre-tax income (loss)	—	(17)	—	1,710
Income tax expense (benefit)	—	(13)	—	695

Income (loss) from discontinued operations, net	$—	$(4)	$—	$1,015

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$1,164	$1,646	$5,263	$6,498

Pre-tax income (loss)	(171)	(6,962)	(284)	(6,073)
Income tax expense (benefit)	(67)	(5,260)	(111)	(2,469)

Income (loss) from discontinued operations	$(104)	$(1,702)	$(173)	$(3,604)

Total income (loss) from discontinued operations, net	$(104)	$890	$(160)	$27,336

10.	Debt

Debt consists of the following:

	September 30, 2008	December 31, 2007

Revolving credit facility	$—	$132,000
Senior notes	—	240,000
Term loan	—	100,000
Non-recourse defeased debt	29,354	30,671
Community Development District debt	12,384	35,671
Other	9,058	2,839

Total debt	$50,796	$541,181

In connection with the closing of a common stock offering on March 3, 2008, the Company prepaid its $100 million term loan (the “Term Loan”) with Bank of America, N.A. and Wells Fargo Bank, National Association. The Credit Agreement for the Term Loan was terminated in connection with the prepayment. There were no significant penalties or costs associated with the prepayment of the Term Loan. The Company also paid down on March 3, 2008 the then entire outstanding balance (approximately $160 million) of its $500 million revolving credit facility. The Company also retired approximately $30.0 million of other debt from the proceeds of its common stock offering.

On April 4, 2008, the Company also used proceeds from its common stock offering to prepay its $240 million Senior Notes. The redemption price was equal to accrued interest, plus 100% of the principal amount of the Senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to be redeemed, plus a make-whole amount based on interest rates at the time of prepayment. The make-whole amount of approximately $29.7 million was paid in April 2008. In addition, the Company recorded a non-cash expense in the second quarter of 2008 of approximately $0.2 million attributable to the write-off of unamortized loan costs, net of accrued interest, associated with the Senior Notes. As a result, the Company recognized a charge of $29.9 million during the second quarter related to the early extinguishment of debt.

On September 19, 2008, the Company entered into a $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement replaces the Company’s previous $500 million credit agreement with Wachovia Bank, National Association, and other lenders.

The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. The Company may request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. The Company has not drawn any funds on the credit facility as of September 30, 2008. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. Certain subsidiaries of the Company have agreed to guarantee any amounts owed under the Credit Agreement.

The interest rate for each borrowing under the Credit Agreement is based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%. The Credit Agreement also requires the payment of quarterly fees ranging from 0.125% to 0.35% based on the amount of the loan commitment. The interest margin and quarterly fee as of September 30, 2008 were 0.75% and 0.125%, respectively.

The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions; investments; capital expenditures; dividends and share repurchases; asset dispositions; and liens. The Company is in compliance with its debt covenants at September 30, 2008.

The Credit Agreement contains customary events of default. If any event of default occurs, BB&T (or the lenders holding two-thirds of the commitments if syndicated) may terminate the Company’s right to borrow and accelerate amounts due under the Credit Agreement (except for a bankruptcy event, in which case such amounts will automatically become due and payable and the commitments will automatically terminate).

The Company has pledged 100% of the membership interests in its largest subsidiary, St. Joe Timberland Company of Delaware, LLC, as security for the Credit Agreement. The Company has also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

In connection with the sale of the Company’s office building portfolio in 2007, the Company retained approximately $29.3 million of defeased debt. The defeasance transaction resulted in the deposit of proceeds of $31.1 million into a defeasance trust which will be used to pay down the related mortgage debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. The cash flows from these securities have interest and maturity payments that coincide with the scheduled debt service payments of the mortgage note and ultimate payment of principal. The treasury securities were then substituted for the office building that originally served as collateral for the mortgage debt. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s consolidated balance sheet at September 30, 2008 since the transaction was not considered to be an extinguishment of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate scheduled maturities of debt subsequent to September 30, 2008 are as follows (a):

2008	$108
2009	5,035
2010	2,212
2011	498
2012	523
Thereafter	42,420

Total	$50,796

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $29.3 million.

11.	Employee Benefit Plans

A summary of the net periodic benefit (credit) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$341	$1,059	$1,591	$3,177
Interest cost	1,997	2,074	6,147	6,220
Expected return on assets	(4,081)	(4,247)	(12,931)	(12,740)
Prior service costs	193	172	543	514
Curtailment charge	446	—	446	135
Settlement charge	1,472	—	1,472	—

Net periodic benefit (credit)	$368	$(942)	$(2,732)	$(2,694)

The Company recorded a settlement and curtailment charge during the third quarter 2008 in connection with its restructuring plan. As a result, the Company remeasured its defined benefit pension plan’s projected benefit obligation and asset values at September 30, 2008. The remeasurement resulted in a $29.3 million reduction in the funded status of the defined benefit pension plan and an $18.0 million net of tax adjustment recorded through Other Comprehensive Income (loss) but had no impact on the Company’s net (loss) income for the three or nine months ended September 30, 2008. The Company will remeasure its pension obligation and asset values at December 31, 2008, which may result in an additional adjustment.

12.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), on January 1, 2007. The Company had approximately $1.0 million of total unrecognized tax benefits as of September 30, 2008, none of which, if recognized, would affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $2.0 million (net of tax benefit) at September 30, 2008. During 2008, the Company reduced its accrual for estimated interest by approximately $0.9 million (net of tax benefit). There were no other significant changes to unrecognized tax benefits including interest and penalties during the third quarter of 2008, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

The Internal Revenue Service (“IRS”) has examined federal income tax returns of the Company for the years 2000 through 2004. In March 2007, the Company effectively settled certain previously contested tax positions with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the IRS. This settlement resulted in an additional amount owed for 2000 through 2004 tax years of approximately $83.0 million, which had previously been accrued for. This amount included estimated interest of approximately $16.6 million (before tax benefit). This settlement with the IRS resulted in a reduction in income tax expense during the quarter ended March 31, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. Since the information about the settlement with the IRS was not available at the implementation date of FIN 48 or at the time of filing of the Company’s Form 10-K for 2006, the effect was recognized in net income during the quarter ended March 31, 2007 and was not reflected in a cumulative effect adjustment upon the adoption of FIN 48. The IRS also completed the examination of the Company’s tax returns for 2005 and 2006 during the third quarter 2008 without adjustment. Tax year 2007 remains subject to examination.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment, adjusted as a result of discontinued operations, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Revenues:
Residential real estate	$22,211	$31,510	$61,629	$113,576
Commercial real estate	2,285	6,202	3,193	18,924
Rural land sales	2,436	31,883	132,520	131,467
Forestry	5,904	7,844	19,953	19,398

Consolidated operating revenues	$32,836	$77,439	$217,295	$283,365

(Loss) income from continuing operations before equity in (loss) of unconsolidated affiliates, income taxes and minority interest:
Residential real estate	$(13,025)	$(26,272)	$(45,018)	$(32,677)
Commercial real estate	(563)	2,413	(1,955)	11,039
Rural land sales	2,011	27,741	106,201	75,283
Forestry	242	1,313	2,983	2,313
Other	(19,296)	(15,805)	(75,842)	(42,376)

Consolidated (Loss) income from continuing operations before equity in (loss) of unconsolidated affiliates, income taxes and minority interest	$(30,631)	$(10,610)	$(13,631)	$13,582

	September 30, 2008	December 31, 2007

Total Assets:
Residential real estate	$877,725	$901,771
Commercial real estate	63,010	60,079
Rural land sales	14,434	8,785
Forestry	65,668	90,895
Corporate	300,162	194,345
Assets held for sale(1)	5,607	8,091

Total Assets	$1,326,606	$1,263,966

(1)	Formerly part of the Forestry segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major classes of assets and liabilities held for sale at September 30, 2008 and December 31, 2007 included in the Company’s consolidated balance sheet and previously reported in the forestry segment were as follows:

	September 30, 2008	December 31, 2007

Assets held for sale:
Inventory	$3,272	$5,705
Investment in real estate	1,141	1,300
Other assets	1,194	1,086

Total assets held for sale	$5,607	$8,091

Liabilities associated with assets held for sale:
Account payable and accrued liabilities	$255	$328

Total liabilities associated with assets held for sale	$255	$328

14.	Contingencies

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. The Company expects the remaining $3.8 million held in escrow to be released to it in the fourth quarter of 2008. The release of escrow funds will not have a material effect on the Company’s earnings.

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

Aggregate environmental-related accruals were $1.8 million at September 30, 2008 and December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2008 and December 31, 2007, the Company was party to surety bonds of $54.8 million and $48.7 million, respectively, and standby letters of credit in the amounts of $0 and $21.1 million, respectively, which may potentially result in liability to the Company if it does not meet certain obligations.

At September 30, 2008 and December 31, 2007, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

The Company also has certain self-insurance risks with respect to losses for third party liability, property damage, group health insurance provided to employees and other types of insurance.

15.	Fair value measurements

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

Level 1. Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market and short term treasury instruments	$100,583	$100,583	$—	$—
Non recurring:
Retained interest in QSPEs	9,254	—	—	9,254

Total assets at fair value	$109,837	$100,583	$—	$9,254

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs (see Note 4). The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. In accordance with EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets”, fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any adjustment to previously projected cash flows during the nine months ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “plan”, “should”, “forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings, cash flows, and short and long-term revenue and earnings growth rates;

•	future residential and commercial entitlements;

•	expected development timetables and projected timing for sales or closing of housing units or home-sites in a community;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the anticipated price ranges of developments;

•	the number of units or commercial square footage that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	absorption rates and expected gains on land and home site sales;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including homebuilders;

•	the pace at which we release new products for sale;

•	comparisons to historical projects;

•	the amount of dividends, if any, we pay; and

•	the number or dollar amount of shares of our stock which may be purchased under our existing or future share-repurchase programs.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	a continued downturn in the real estate markets in Florida and across the nation;

•	a continued crisis in the national financial markets and the financial services and banking industries;

•	a continued decline in national economic conditions;

•	changes in economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	the lack of available mortgage financing, increases in foreclosures and changes in interest rates

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit agreement, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the carrying value of our real estate assets;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	a failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the development of a proposed new airport in Bay County, which is dependent on the availability of adequate funding and the successful resolution of any legal challenges;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	changes in insurance rates and deductibles for property in Florida, particularly in coastal areas;

•	high property tax rates in Florida, and future changes in such rates;

•	changes in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.

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

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office and industrial uses. Our rural land sales segment generates revenues from the sale of parcels of undeveloped land and rural land with limited development. Our forestry segment generates revenues from the sale of pulpwood, timber and forest products and maintenance of mitigation areas.

Since late 2005 the United States, and Florida in particular, have experienced a substantial decline in demand in most residential real estate markets. At the same time, the supply of existing homes for sale has risen nationwide, with dramatic increases in Florida. Although these weak market conditions have affected sales of all of our real estate products, our resort and seasonal markets have experienced the most significant decrease in demand and increase in resale inventories.

The downturn in the real estate market is causing prices for residential real estate to decline. The already weak conditions in the real estate markets are being further exacerbated by the current crisis in the banking and financial services industry, including a lack of mortgage availability and more restrictive lending standards, as well as a serious deterioration of national economic conditions.

As a result of the dramatic downturn in the residential real estate markets, revenues from our residential real estate segment have drastically declined, which has had an adverse affect on our financial condition and results of operations. The markets for commercial real estate also remain weak. With the U.S. and Florida economies battling rising home foreclosures, severely restricted credit, significant inventories of unsold homes and worsening economic indicators, predicting when real estate markets will return to health remains difficult.

During the nine months ended September 30, 2008, we significantly increased rural land sales in response to the continuing downturn in our residential and commercial real estate markets. During the first nine months of 2008, we sold 87,179 acres of rural land for approximately $132.5 million, which represents 61% of our 2008 revenues. We have also reduced employee headcount and other operating expenses.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in these policies during the first nine months of 2008.

Results of Operations

Net (loss) increased $(12.4) million to $(19.2) million, or $(0.21) per share, in the third quarter of 2008, compared to $(6.8) million, or $(0.09) per share, for the third quarter of 2007. Included in our results for the three months ended September 30, 2008 are the following significant charges:

•	loss on early extinguishment of debt of $0.7 million,

•	an impairment charge of $1.3 million related to the write down of homes in our residential real estate segment,

•	$1.9 million related to the write-off of net book value on abandoned property,

•	$1.3 million restructuring charge and a $1.9 million related pension charge, and

•	$6.6 million related to a fair value adjustment on retained interests of monetized installment notes.

Results for the three months ended September 30, 2008 reported in discontinued operations primarily include the operations of Sunshine State Cypress (after tax (loss) of $(0.1) million). Results for the three months ended September 30, 2007 reported in discontinued operations include the operating results of 14 of the 17 buildings in our commercial building portfolio (after tax income of $0.1 million), the gain associated with the sale of 2 buildings sold during the third quarter of 2007 (after tax income $2.5 million), and the operations of Sunshine State Cypress (after tax (loss) $(1.7) million).

Net (loss) for the first nine months of 2008 was $(8.0) million, or $(0.09) per share, compared to net income of $38.2 million, or $0.51 per share, for the first nine months of 2007. Included in our results for the nine months ended September 30, 2008 are the following significant charges:

•	loss on early extinguishment of debt of $30.6 million related to the prepayment of our $240 million senior notes,

•	an impairment charge of $4.6 million consisting of $3.8 million related to the write down of homes in our residential real estate segment and $0.8 million related to the write down of a renegotiated builder note receivable,

•	$1.9 million related to the write-off of net book value on abandoned property,

•	$4.3 million restructuring charge and a $1.9 million related pension charge, and

•	$8.5 million related to fair value adjustment on retained interests of monetized installment notes.

Results for the nine months ended September 30, 2008 reported in discontinued operations primarily include the operations of Sunshine State Cypress (after tax (loss) of $(0.2) million). Results from continuing operations for the nine months ended September 30, 2007 include a gain (after tax gain of $6.7 million) related to three buildings sold from our office building portfolio in which we have continuing involvement. Results for the nine months ended September 30, 2007 reported in discontinued operations include the operating results of 14 of the 17 buildings in our commercial building portfolio (after tax income $1.6 million), the gain associated with the sale of 14 buildings sold (after tax income $28.3 million), the operations of Saussy Burbank (after tax income $1.0 million), and the operations of Sunshine State Cypress (after tax (loss) $(3.6) million), which included a goodwill impairment charge of $7.4 million.

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales, and forestry. Real estate sales are generated from sales of home-sites, housing units and parcels of developed and undeveloped land.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Difference	% Change	2008	2007	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$13.3	$56.1	$(42.8)	(76)%	$161.4	$227.8	$(66.4)	(29)%
Rental revenues	0.4	0.4	—	—	1.0	2.4	(1.4)	(58)
Timber sales	5.9	7.8	(1.9)	(24)	19.9	19.4	0.5	3
Other revenues	13.2	13.1	0.1	1	34.9	33.7	1.2	4

Total	32.8	77.4	(44.6)	(58)	217.2	283.3	(66.1)	(23)

Expenses:
Cost of real estate sales	8.7	17.5	(8.8)	(50)	48.2	110.5	(62.3)	(56)
Cost of rental revenues	0.2	0.2	—	—	0.4	1.5	(1.1)	(73)
Cost of timber sales	4.9	5.8	(0.9)	(16)	14.8	15.7	(0.9)	(6)
Cost of other revenues	13.6	13.1	0.5	4	37.6	34.1	3.5	10
Other operating expenses	14.4	19.4	(5.0)	(26)	43.1	50.4	(7.3)	(14)

Total	$41.8	$56.0	$(14.2)	(25)%	$144.1	$212.2	$(68.1)	(32)%

The overall decrease in real estate sales revenues for the three month period ended September 30, 2008 compared to 2007 was primarily due to decreased sales in our rural land sales segment. Approximately $2.4 million of our third quarter 2008 revenues were generated by rural land sales compared to $31.9 million in the third quarter of 2007. The decrease was due to the timing of our large tract rural land sales. Cost of real estate sales decreased primarily due to the sales of large tracts of land in our rural land sales segment with a lower cost basis in 2008 compared to 2007, and to a lesser extent, decreased sales in our residential real estate segment. The overall decrease in real estate sales revenues for the nine month period ended September 30, 2008 compared to 2007 was primarily due to decreased sales in our residential real estate segment and to a lesser extent our commercial segment. Rural land sales remained constant at $132.5 million in 2008 compared to $131.5 million in 2007. Cost of real estate sales decreased primarily due to the overall sales mix of large tracts of land with a lower cost basis in our rural land sales segment in 2008 compared to 2007, and to a lesser extent, decreased sales in our residential real estate and commercial segments.

Corporate expense.  Corporate expense, representing corporate, general and administrative expenses, was $8.0 million and $8.9 million during the three months ended September 30, 2008 and 2007, respectively. Corporate expense decreased $0.9 million, or 10% primarily as a result of reduced payroll and outside consulting costs offset by a $1.9 million pension settlement and curtailment charge related to our restructurings. Corporate expense was $26.0 million and $26.1 million during the nine months ended September 30, 2008 and 2007, respectively. Lower payroll related costs in 2008 attributable to staffing reductions were offset by additional deferred compensation expense and the pension settlement charges. During early 2008, we granted certain members of management an aggregate 603,840 shares of non-vested restricted stock with vesting conditions based on our performance over a three-year period. We recognized approximately $2.5 million of additional expense related to these grants during the first nine months of 2008.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and home-sites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell.

For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and holding periods. The continued decline in demand and market prices for residential real estate during the first nine months of 2008 caused us to evaluate certain carrying amounts within our residential real estate segment. As a result of our impairment analyses, we recorded an impairment charge in our residential real estate segment of $1.3 million for the third quarter of 2008 and $2.5 million in year to date 2008 primarily related to completed homes in several communities. In addition, we recorded a charge of $0.8 million related to the write down of a renegotiated builder note receivable during the second quarter 2008.

As a result of our third quarter 2007 impairment analysis, we recorded an impairment charge of $13.0 million in the residential real estate segment. We announced on October 8, 2007 our plan to dispose of Sunshine State Cypress as part of a restructuring plan. Our estimate of its fair value based upon market analysis indicated that goodwill would not be recoverable. Accordingly, we recorded an impairment charge of $7.4 million to reduce the goodwill carrying value of Sunshine State Cypress to zero, which is reported as part of our discontinued operations. We also recorded an impairment charge of $2.2 million to approximate fair value, less costs to sell, related to our investment in Saussy Burbank which was sold in 2007, which is also reported as part of our discontinued operations.

Restructuring charge.  We recorded a restructuring charge of $1.3 million and a credit of $(0.4) million in the three months ended September 30, 2008 and 2007, respectively. The 2008 charge relates to one-time termination benefits in connection with our recently announced employee headcount reductions. Year-to-date charges were $4.3 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. Year-to-date charges consist primarily of one-time termination benefits made in connection with our 2008 and 2007 corporate reorganization plans.

Other (expense) income.  Other (expense) income consists primarily of investment income, interest expense, gains and losses on sales and dispositions of assets, fair value adjustment related to the retained interest of monetized installment note receivables, loss on early extinguishment of debt and other income. Other (expense) income was $(6.9) million and $(5.3) million for the three months ended September 30, 2008 and 2007, respectively, and $(38.6) million and $(1.4) million for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense decreased $3.4 million and $10.1 million during the third quarter and nine months ended September 30, 2008, respectively, primarily as a result of our reduced debt levels. We recorded a loss on early extinguishment of debt of $0.7 million during the third quarter of 2008 related to the write-off of unamortized loan costs on our prior credit facility and $29.9 million during the second quarter 2008 in connection with the prepayment of our senior notes. The second quarter costs included a $29.7 million make-whole payment and $0.2 million of unamortized loan costs, net of accrued interest. Other, net was $(8.0) million during the third quarter of 2008 compared to $(3.4) million in 2007 due to recording a charge of $6.6 million related to the fair value adjustment of our retained interest in monetized installment note receivables and $1.9 million related to the write-off of net book value on abandoned property. Third quarter 2007 other, net included a charge of $1.2 million related to the fair value adjustment of our retained interest in monetized installment notes receivable and a $2.6 million contractor settlement within our residential segment.

Other, net decreased $10.3 million during the nine months ended September 30, 2008 compared to 2007 primarily due to recording a loss of $8.5 million related to the fair value adjustment of our retained interest in monetized installment note receivables and $1.9 million related to the write-off of net book value on abandoned property offset by the receipt of a $3.5 million insurance settlement related to the defense of an outstanding litigation matter included in 2007. Included in year-to-date 2007 is a charge of $1.2 million related to the fair value adjustment of the retained interest in monetized installment note receivables and $2.6 million contractor settlement within our residential segment. Gain on disposition of assets was $0.5 million and $7.8 million in the first nine months of 2008 and 2007, respectively, and represents the recognition of gain associated with three of the 17 buildings sold as part of our office building portfolio.

Equity in (loss) income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) of unconsolidated affiliates decreased $1.0 million to a loss of less than $(0.1) million in the three month period ended September 30, 2008 compared to 2007 due to $1.0 million of equity earnings related to our investment in ALP Liquidating Trust recognized in the third quarter of 2007. Equity in (loss) increased $(0.2) million during the first nine months of 2008 compared to 2007 primarily due to lower earnings from our three remaining investments in residential joint ventures.

Income tax (benefit) expense.  Income tax (benefit) expense, including income tax on discontinued operations, totaled $(11.6) million and $(1.3) million for the three month periods ended September 30, 2008 and 2007, respectively, and $(5.6) million and $20.5 million for the nine month periods ended September 30, 2008 and 2007, respectively. We recorded total tax benefit of $(1.3) million during the third quarter of 2007 against a pre-tax loss of $8.1 million. However, our third quarter 2007 tax benefit included a $1.3 million adjustment due to a change in the effective state tax rate used in the second quarter. Our effective tax rates were 42% and 35% for the nine month periods ended September 30, 2008 and 2007, respectively. Our effective tax rate increased due to the impact of certain permanent items.

Discontinued Operations.  Income from discontinued operations primarily consists of the results associated with our sawmill and mulch plant (Sunshine State Cypress) currently classified as assets held for sale and the sales of our office building portfolio and Saussy Burbank. Income (loss), net of tax, totaled $(0.1) and $(0.2) million in the three and nine month periods ended September 30, 2008, respectively, and $0.9 million and $27.3 million in the three and nine month periods ended September 30, 2007. The 2007 results relate primarily to the sale of our office building portfolio. See Residential Real Estate, Commercial Real Estate and Forestry sections below for further detail on discontinued operations.

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

Residential sales slowed significantly beginning in late 2005 and challenging market conditions continued during the first nine months of 2008. Inventories of resale homes and home-sites remain high in our markets, negatively impacting sales of our products. Further, the current crisis in the banking and financial services industries, as well as the deteriorating conditions in the national economy, have created additional negative pressure on demand and consumer confidence in housing. At this time, there is little visibility for when the market for residential real estate will improve.

Homes and home-sites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. The overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment may not be recoverable. As a result of our impairment analyses for the first nine months of 2008, we recorded aggregate impairment charges of $3.8 million primarily related to completed homes in several communities. In addition, we recorded an impairment charge of $0.8 million related to the write down of a renegotiated builder note receivable.

The table below sets forth the results of continuing operations of our residential real estate segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Real estate sales	$8.7	$18.1	$25.8	$79.0
Rental revenue	0.3	0.3	0.9	1.0
Other revenues	13.1	13.1	34.9	33.6

Total revenues	22.1	31.5	61.6	113.6

Expenses:
Cost of real estate sales	6.6	12.0	22.1	49.6
Cost of rental revenue	0.2	0.1	0.4	0.5
Cost of other revenues	13.6	13.1	37.6	34.1
Other operating expenses	11.6	16.6	34.7	40.9
Depreciation and amortization	2.8	3.1	8.8	8.8
Restructuring charge	0.4	(0.3)	1.2	0.8
Impairment charge	1.3	13.0	4.6	13.0

Total expenses	36.5	57.6	109.4	147.7

Other income (expense)	1.4	(0.2)	2.8	1.3

Pre-tax (loss) from continuing operations before equity in (loss) of unconsolidated affiliates, income taxes and minority interest	$(13.0)	$(26.3)	$(45.0)	$(32.8)

Real estate sales include sales of homes and home-sites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

Three Months Ended September 30, 2008 and 2007

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
	(Dollars in millions)

Sales	$2.3	$6.0	$8.3	$9.6	$8.4	$18.0
Cost of sales:
Direct costs	1.9	3.9	5.8	6.5	3.3	9.8
Selling costs	0.1	0.2	0.3	0.4	0.3	0.7
Other indirect costs	0.1	0.4	0.5	1.1	0.4	1.5

Total cost of sales	2.1	4.5	6.6	8.0	4.0	12.0

Gross profit	$0.2	$1.5	$1.7	$1.6	$4.4	$6.0

Gross profit margin	9%	25%	21%	17%	52%	33%

Revenues and gross profit decreased due to decreases in residential sales as a result of adverse market conditions. Gross profit margins decreased as a result of decreases in sales prices.

The following table sets forth home and home-site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal:
Single-family homes	—	$1.2	$1.1	$0.1	5	$4.3	$3.6	$0.7
Home sites	12	3.3	1.7	1.6	10	5.7	2.1	3.6
Primary:
Single-family homes	—	—	—	—	1	0.2	0.0	0.2
Townhomes	—	—	—	—	—	—	—	—
Home sites	21	1.1	0.9	0.2	34	2.5	1.6	0.9
Northeast Florida:
Primary:
Single-family homes	—	—	—	—	2	0.9	0.8	0.1
Home sites	—	—	—	—	—	—	—	—
Central Florida:
Primary:
Single-family homes	1	0.5	0.4	0.1	5	2.4	2.0	0.4
Multi-family homes	1	0.4	0.4	—	3	1.2	1.1	0.1
Townhomes	1	0.2	0.2	—	1	0.6	0.5	0.1
Home sites	41	1.6	1.9	(0.3)	5	0.2	0.3	(0.1)

Total	77	$8.3	$6.6	$1.7	66	$18.0	$12.0	$6.0

Also included in real estate sales are land sales of $0.4 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively.

Our Northwest Florida resort and seasonal communities include WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the primary communities are RiverTown and St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, there were no third quarter 2008 home closings as compared to five in the third quarter 2007. Revenues and gross profit recognized during the third quarter 2008 related to revenue and profit previously deferred on a second quarter 2008 home closing. Home-site closings in the third quarter 2008 were comparable to the same period in 2007. Revenues and gross profit decreased as compared to the same period in 2007 due to lower selling prices in 2008. Third quarter 2007 revenues and gross profit included one home-site which sold for $2.0 million.

In our Northwest Florida primary communities, there were no home closings for the third quarter 2008. Home-site closings decreased for the third quarter 2008 due to adverse market conditions. In the third quarter 2007 a majority of the home-site closings were bulk sales to national homebuilders.

In our Central Florida communities, home closings, revenues and gross profit decreased in the third quarter 2008 as compared to the third quarter 2007 due to adverse market conditions. Home-site closings and revenue increased for the third quarter 2008 as compared to the same period in 2007 due to a bulk sale to a national homebuilder. These home-site sales had a loss but potential profit is expected to be recognized in future periods upon sale to the end-user.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf club and marina operations, management fees and brokerage activities. Other revenues were $13.1 million in the third quarter of 2008, the same as the third quarter 2007. Related costs decreased $0.5 million to $13.6 million in the third quarter 2008 versus $13.1 million in the third quarter 2007. Effective June 30, 2008, we record revenue and costs from our marina operations in other revenue and other cost of revenue. We reclassified $1.2 million in revenue during the third quarter 2007 and $1.0 million in costs during the third quarter 2007. These reclassifications have no effect on previously reported net income.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $11.6 million in the third quarter of 2008 compared to $16.6 million in the third quarter 2007. A $3.6 million decrease in payroll related costs was offset by costs related to our real estate projects that were expensed in 2008 instead of capitalized. Other operating expenses for 2007 included a $5.0 million termination fee paid to a third party management company.

We recorded a restructuring charge in our residential real estate segment of $0.4 million in the third quarter of 2008 in connection with our recent headcount reduction compared to a credit of costs of ($0.3) million in 2007.

Nine Months Ended September 30, 2008 and 2007

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and home-sites:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Homes	Home-Sites	Total	Homes	Home-Sites	Total
	(Dollars in millions)

Sales	$16.6	$8.7	$25.3	$41.7	$37.3	$79.0
Cost of sales:
Direct costs	13.1	5.1	18.2	25.0	13.8	38.8
Selling costs	2.1	0.4	2.5	2.0	1.4	3.4
Other indirect costs	0.9	0.5	1.4	5.7	1.7	7.4

Total cost of sales	16.1	6.0	22.1	32.7	16.9	49.6

Gross profit	$0.5	$2.7	$3.2	$9.0	$20.4	$29.4

Gross profit margin	3%	31%	13%	22%	55%	37%

The decreases in the amounts of real estate sales and gross profit were due primarily to decreases in primary home closings and home-site closings in various communities as a result of adverse market conditions. Gross profit margins decreased as a result of decreases in selling prices.

The following table sets forth home and home-site sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal:
Single-family homes	7	$8.2	$7.8	$0.4	10	$13.3	$10.1	$3.2
Multi-family homes	—	—	—	—	1	0.9	0.6	0.3
Home sites	19	5.7	3.0	2.7	41	23.0	7.5	15.5
Primary:
Single-family homes	—	—	—	—	13	3.9	3.1	0.8
Townhomes	—	—	—	—	4	0.9	0.6	0.3
Home sites	21	1.1	0.9	0.2	171	13.5	8.8	4.7
Northeast Florida:
Primary:
Single-family homes	2	0.9	1.1	(0.2)	9	4.3	4.0	0.3
Home sites	3	0.2	0.1	0.1	2	0.3	0.2	0.1
Central Florida:
Primary:
Single-family homes	8	4.0	3.8	0.2	19	11.4	8.9	2.5
Multi-family homes	9	3.1	3.0	0.1	28	2.0	1.6	0.4
Townhomes	2	0.4	0.4	—	9	5.0	3.8	1.2
Home sites	42	1.7	2.0	(0.3)	6	0.5	0.4	0.1

Total	113	$25.3	$22.1	$3.2	313	$79.0	$49.6	$29.4

Also included in real estate sales are land sales of $0.5 million during the nine month period ended September 30, 2008.

Our Northwest Florida resort and seasonal communities include WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. In Northeast Florida the primary communities are RiverTown and St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, for the nine months ended September 30, 2008 home closings were down compared with the same period in 2007, and revenues and gross profit decreased primarily due to the mix and location of product sold and the sale in 2007 of one single family home in WaterSound Beach totaling $3.4 million. Home site revenues and gross profit decreased as compared to the same period in 2007 due to fewer home site closings and lower selling prices in 2008.

In our Northwest Florida primary communities, there were no home closings for the nine months ended September 30, 2008 due to adverse market conditions. In the nine months ended September 30, 2007, a majority of the 2007 home-site closings were bulk sales to national homebuilders.

In our Central Florida communities, home closings decreased in the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to a bulk sale of our multi-family product in 2007. The decrease in revenue and gross profit in 2008 as compared to 2007 was primarily due to adverse market conditions. Home-site closings and revenues increased for the nine months ended September 30, 2008 as compared to the same period in

2007 due to a bulk sale to a national homebuilder. These home-site sales had a loss but potential profit is expected to be recognized in future periods upon sale to the end-user.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf, club and marina operations, management fees and brokerage activities. Other revenues were $34.9 million for the nine months ended September 30, 2008 with $37.6 million in related costs, compared to revenues totaling $33.6 million for the nine months ended September 30, 2007 with $34.1 million in related costs. The increases in other revenues and related costs were due to the addition of the operating results for the Shark’s Tooth Golf Course, which was purchased in the third quarter of 2007, and due to management fees incurred for third party managers operating our resorts and clubs. Historically we recorded revenue and costs from our marina operations in rental revenue and cost of rental revenue. Effective June 30, 2008, we recorded revenue and costs from our marina operations in other revenue and other cost of revenue. We reclassified $2.0 million in revenue and $1.9 million in costs during the first nine months of 2007. These reclassifications have no effect on previously reported net income.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $34.7 million for the nine months ended September 30, 2008 compared to $40.9 million in the same period in 2007. A $10.9 million decrease in payroll related costs was offset by costs related to our real estate projects that were expensed in 2008 instead of capitalized. Other operating expenses for 2007 included a $5.0 million termination fee paid to a third party management company.

We recorded a restructuring charge in our residential real estate segment of $1.2 million for the nine months ended September 30, 2008 compared to $0.8 million in 2007 in connection with our headcount reductions.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, primarily operating under the name Saussy Burbank. The results of Saussy Burbank have been reported as discontinued operations in the three and nine months ended September 30, 2007. Included in September 30, 2007 income from discontinued operations is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

The table below sets forth the operating results of our discontinued operations of Saussy Burbank for the three and nine months ended September 30, 2007.

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In millions)

Saussy Burbank
Aggregate revenues	$—	$133.0

Pre-tax income	—	1.7
Income tax expense	—	0.7

Income from discontinued operations, net	$—	$1.0

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office and commercial uses. We sell and develop commercial land and provide development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Like residential real estate, the markets for commercial real estate, particularly retail, remain weak.

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Real estate sales	$2.2	$6.1	$3.1	$17.4
Rental revenues	0.1	0.1	0.1	1.4
Other revenues	—	—	—	0.1

Total revenues	2.3	6.2	3.2	18.9

Expenses:
Cost of real estate sales	2.0	2.5	2.3	9.9
Cost of rental revenues	—	—	0.1	1.0
Other operating expenses	1.2	1.5	3.3	4.4
Depreciation and amortization	—	—	—	0.6
Restructuring charge	0.1	—	0.1	—

Total expenses	3.3	4.0	5.8	15.9
Other income	0.5	0.2	0.7	8.0

Pre-tax (loss) income from continuing operations	$(0.5)	$2.4	$(1.9)	$11.0

Real Estate Sales.  Commercial land sales for the three and nine months ended September 30 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	per Acre(1)	Proceeds	Revenue		on Sales
	(In millions, except average price per acre)

Three Months Ended September 30, 2008	3	32	$78.0	$2.5	$0.6	(2)	$0.5	(2)
Three Months Ended September 30, 2007	10	20	$309.0	$6.2	$6.1	(3)	$3.6	(3)
Nine Months Ended September 30, 2008	4	34	$81.2	$2.8	$0.7	(2)	$0.9	(2)
Nine Months Ended September 30, 2007	30	80	$217.1	$17.5	$17.4	(3)	$7.5	(3)

(1)	Average price per acre in thousands.

(2)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.1 million and zero, respectively, for the three months ended September 30, 2008. The nine months ended September 30, 2008 includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

(3)	Includes deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2007. The nine months ended September 30, 2007 include previously deferred revenues and gain on sales of $0.1 and $0.2 million, respectively.

Discontinued Operations

During the year ended December 31, 2007, we disposed of the 17 buildings within our office building portfolio, 14 of which are reflected as discontinued operations in the consolidated statements of income for the three and nine months ended September 30, 2007. On April 30, 2007, we entered into a Purchase and Sale Agreement for the sale of our office building portfolio. On June 20, 2007, we closed on the sale of 15 of the 17 buildings for a cash price of $277.5 million. In the aggregate, the transaction related to the 15 buildings resulted in a pre-tax gain of $48.6 million, of which we realized $45.3 million, net of a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to our continuing involvement as a lessee. We expect to incur continuing cash outflows related to these three properties over the next three to five years. The sales of the remaining two office buildings closed on August 7, 2007 for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The following amounts related to our dispositions in 2007 have been segregated from continuing operations and are reflected as discontinued operations in each period’s consolidated statement of income.

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In millions)

Commercial Buildings:
Aggregate revenues	$1.5	$18.4

Pre-tax income	0.5	2.6
Pre-tax gain on sale	10.2	47.8
Income tax expense	8.0	20.5

Income from discontinued operations, net	$2.7	$29.9

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The rural land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three and nine months ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Real estate sales	$2.4	$31.9	$132.5	$131.5

Expenses:
Cost of real estate sales	—	3.0	23.8	51.1
Other operating expenses	1.0	1.1	3.5	3.9
Depreciation and amortization	—	0.1	0.1	0.2
Restructuring charge	—	—	—	1.3

Total expenses	1.0	4.2	27.4	56.5

Other income	0.6	—	1.1	0.3

Pre-tax income from continuing operations	$2.0	$27.7	$106.2	$75.3

Rural land sales for the three and nine months ended September 30 are as follows:

	Number of	Number of		Average Price	Gross Sales	Gross
	Sales	Acres		per Acre	Price	Profit
					(In millions)	(In millions)

Three Months Ended:
September 30, 2008	5	346	(a)	$7,045	$2.4	$2.4	(a)
September 30, 2007	7	21,073		$1,513	$31.9	$28.9
Nine Months Ended:
September 30, 2008	15	87,179		$1,520	$132.5	$108.7
September 30, 2007	33	87,098		$1,509	$131.5	$80.4

(a)	Amount includes the exchange of 160 acres with related recognized revenue and gross profit of $0.3 million.

During the nine months ended September 30, 2008, we closed the following significant sales:

•	23,743 acres in Liberty County for $36.3 million, or an average of $1,530 per acre.

•	2,784 acres in Taylor County for $12.5 million, or an average of $4,500 per acre.

•	29,742 acres primarily within Liberty and Wakulla counties for $39.5 million, or an average of $1,330 per acre.

•	29,343 acres primarily within Leon County, Florida and Stewart County, Georgia, for $38.4 million, or an average of $1,308 per acre.

Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and their highest and best use. As a result, average prices vary from one period to another.

In October 2008, the previously announced contract for the sale of 67,365 acres of non-strategic rural conservation land in Liberty, Jefferson, Gulf and Franklin Counties was terminated. The sale was to have closed in two transactions for a total price of $130.4 million. The first transaction was to have closed in the fourth quarter of 2008 and the other in the second quarter of 2009.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber. We also own a sawmill and mulch plant, Sunshine State Cypress, which converts logs into wood products and mulch. On October 8, 2007 we announced our intent to sell Sunshine State Cypress.

The table below sets forth the results of the continuing operations of our forestry segment for the three and nine months ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Timber sales	$5.9	$7.8	$19.9	$19.4
Expenses:
Cost of timber sales	4.9	5.8	14.8	15.7
Other operating expenses	0.4	0.4	1.5	1.2
Depreciation and amortization	0.6	0.8	1.9	2.0
Restructuring charge	—	—	0.1	—

Total expenses	5.9	7.0	18.3	18.9

Other income	0.3	0.5	1.4	1.8

Pre-tax income from continuing operations	$0.3	$1.3	$3.0	$2.3

Three Months Ended September 30, 2008 and 2007

Total revenues for the forestry segment decreased $1.9 million, or 24%, compared to 2007. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. Sales under this agreement were $3.2 million (168,000 tons) in 2008 and $3.5 million (195,000 tons) in 2007. Sales to other customers totaled $2.7 million (159,000 tons) in 2008 as compared to $4.4 million (258,000 tons) in 2007. The decrease in revenue was primarily due to decreased volume levels.

Cost of sales for the forestry segment decreased $0.9 million in 2008 compared to 2007. Gross margins as a percentage of revenue were 17% in 2008 and 26% in 2007. The decrease in margin was primarily due to higher procurement and fuel costs in 2008.

Nine Months Ended September 30, 2008 and 2007

Total revenues for the forestry segment increased $0.5 million, or 3%, compared to 2007. Sales under the wood fiber supply agreement with Smurfit-Stone Container Corporation were $9.6 million (523,000 tons) in 2008 and $10.0 million (561,000 tons) in 2007. Sales to other customers totaled $10.3 million (551,000 tons) in 2008 as compared to $9.4 million (538,000 tons) in 2007. The increase in revenue was primarily due to an accelerated harvest plan in connection with a large tract land sale in the first nine months of 2008.

Cost of sales for the forestry segment decreased $0.9 million in 2008 compared to 2007. Gross margins as a percentage of revenue were 26% in 2008 and 19% in 2007. The increase in margin was primarily due to reduced road maintenance and property tax costs in 2008 compared to 2007.

Discontinued Operations

At September 30, 2008 and December 31, 2007 we have classified the assets and liabilities of Sunshine State Cypress as held-for-sale. Discontinued operations for the three and nine months ended September 30 include the operations of Sunshine State Cypress as shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In millions)

Sunshine State Cypress
Aggregate revenues	$1.2	$1.6	$5.3	$6.5

Pre-tax income (loss)	(0.2)	(7.0)	(0.3)	(6.1)

Income tax expense (benefit)	(0.1)	(5.3)	(0.1)	(2.5)

Income (loss) from discontinued operations, net	$(0.1)	$(1.7)	$(0.2)	$(3.6)

Liquidity and Capital Resources

We generated cash in the first nine months of 2008 from:

•	Sales of land holdings and other assets;

•	Operations;

•	Borrowings from financial institutions; and

•	Issuances of equity from the sale of stock and exercise of employee stock options.

We used cash in the first nine months of 2008 for:

•	Operations;

•	Real estate development and construction;

•	Repayments of debt; and

•	Payments of taxes

We invest our excess cash primarily in money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating and strategic long term investment purposes.

We believe that our 2007 and 2008 restructuring plans will allow us to increase our financial flexibility over time by significantly reducing capital expenditures, decreasing selling, general and administrative expenses, divesting non-core assets, lowering debt and eliminating dividends. Management believes we have adequate resources to fund ongoing operating requirements and future capital expenditures related to our planned level of investment in real estate developments.

Cash Flows from Operating Activities

Net cash provided by (used in) operations was $39.8 million and $(225.4) million in the first nine months of 2008 and 2007, respectively. During such periods, expenditures relating to our residential real estate segment were $24.2 million and $189.1 million, respectively. The 2008 expenditures were net of an $11.6 million reimbursement received from a community development district (“CDD”) bond issue at one of our residential communities. Expenditures for operating properties of commercial land development and residential club and resort property development in the first nine months of 2008 and 2007 totaled $3.5 million and $13.1 million, respectively.

Our current income tax receivable (payable) was $41.4 million at September 30, 2008 and $(8.1) million at December 31, 2007, respectively. We anticipate we will receive the majority of our tax receivable within the next twelve months which will provide us with additional liquidity. Our net deferred income tax liability was $99.6 million and $83.5 million at September 30, 2008 and December 31, 2007, respectively. The change in our tax accounts was primarily the result of deferred tax gains related to installment sales of our rural land. We paid $86.0 million in the first quarter of 2007 related to the settlement of an IRS audit for the years 2000 through 2004.

During the first nine months of 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution. During the first nine months of 2008, we received $96.1 million in net cash proceeds from the monetization of these installment notes.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(0.7) million and $327.8 million in the first nine months of 2008 and 2007, respectively. The cash provided by investing activities in 2007 was primarily attributable to the sale of our office building portfolio. Although historically we had made significant investments in our office building portfolio, we do not anticipate making any significant investments at this time.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $42.9 million and $(127.5) million in the first nine months of 2008 and 2007, respectively. The cash provided by financing activities in 2008 was primarily attributable to the sale of 17,145,000 shares of our common stock at a price of $35.00 per share which was completed during the first quarter. We received net proceeds of $580 million in connection with the public offering which were primarily used to pay down our debt as described below.

Senior notes with an outstanding principal amount of $240.0 million were prepaid in full on April 4, 2008 with proceeds from our common stock offering together with a make-whole amount of approximately $29.7 million. In addition, we recorded a non-cash expense of approximately $0.9 million attributable to the write-off of unamortized loan costs, net of accrued interest, associated with the senior notes and prior credit facility. As a result, we recognized a charge of $30.6 million during 2008 related to the early extinguishment of debt.

We have also used CDD bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded debt of $12.4 million and $35.7 million related to CDD bonds as of September 30, 2008 and December 31, 2007, respectively. We retired approximately $30.0 million of CDD debt with the proceeds of our common stock offering during the first nine months of 2008.

In connection with our first quarter common stock offering we prepaid in full a $100 million term loan. We also paid down the entire outstanding balance (approximately $160 million) of our $500 million senior revolving credit facility. This facility was terminated in September 2008.

On September 19, 2008, we entered into a $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement replaced our previous $500 million credit facility with Wachovia Bank and other lenders.

The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. We may request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. No funds have been drawn on the Credit Agreement as of September 30, 2008. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. Certain of our subsidiaries have agreed to guarantee any amounts owed under the Credit Agreement.

The interest rate for each borrowing under the Credit Agreement is based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%. The Credit Agreement also requires the payment of quarterly fees ranging from 0.125% to 0.35% based on the amount of the loan commitment. The interest margin and quarterly fee as of September 30, 2008 were 0.75% and 0.125%, respectively. We paid approximately $0.9 million in fees to BB&T in connection with the closing of the new facility and wrote off approximately $0.7 million of fees related to the prior revolving credit facility.

The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions; investments; capital expenditures; dividends and share repurchases; asset dispositions and liens. We are in compliance with our debt covenants at September 30, 2008.

The Credit Agreement contains customary events of default. If any event of default occurs, BB&T (or the lenders holding two-thirds of the commitments if syndicated) may terminate our right to borrow and accelerate amounts due under the Credit Agreement (except for a bankruptcy event, in which case such amounts will automatically become due and payable and the commitments will automatically terminate).

We pledged 100% of the membership interests in our largest subsidiary, St. Joe Timberland Company of Delaware, LLC, as security for the Credit Agreement. The Company has also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

Off-Balance Sheet Arrangements

During the first nine months of 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by a third party financial institution. During the three and nine month periods ended September 30, 2008, we contributed $77.9 million and $108.4 million, respectively, of the installment notes to a bankruptcy remote qualified special purpose entity (“QSPE”) established in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPE’s financial position and results are not consolidated in our financial statements.

During the three and nine month periods ended September 2008, the QSPE monetized $77.9 million and $108.4 million, respectively, of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $69.0 million and $96.1 million in net proceeds were distributed to us during the three and nine months ended September 30, 2008, respectively. The debt securities are payable solely out of the assets of the QSPE and proceeds from the letters of credit. The investors in the QSPE have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all QSPEs of $9.4 million for all installment notes monetized through September 30, 2008, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates. In accordance with EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets”, fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. We did not record any adjustment to previously projected cash flows during the nine months ended September 30, 2008. We deferred approximately $97.1 million of gain for income tax purposes through this QSPE/installment sale structure during the nine month period ended September 30, 2008.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations and commercial commitments during the third quarter 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk related to our long term debt. As of September 30, 2008, we had no amounts drawn under our Credit Agreement. Any debt outstanding under this Credit Agreement will accrue interest at rates based on the timing of the loan contracts under the facility and our preferences, but generally will be based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%.

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

(b) Changes in Internal Controls. During the quarter ended September 30, 2008, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 14, Contingencies.

Item 1A.	Risk Factors

We entered into a new $100 million credit agreement on September 19, 2008 with Branch Banking and Trust Company. Unlike our previous credit facility, the new credit agreement does not contain a fixed charge coverage covenant. Therefore, the risk factor regarding generating sufficient earnings to satisfy the fixed charge coverage ratio covenant set forth on page 15 of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by the disclosure in our Quarterly Report on Form 10-Q for the period ended March 31, 2008, is no longer relevant. The new credit agreement, however, does contain a minimum net worth covenant. Compliance with the covenant may be negatively affected by continued operating losses and other reductions in our net worth.

Our 2007 Form 10-K also includes risk factors regarding a downturn in economic conditions and problems in the mortgage lending industry. We expect that the current crisis in the financial services and banking industries, as well as the continued decline in national economic conditions, will delay a recovery in the markets for residential and commercial real estate and will negatively affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)		Shares Purchased	Amount that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans	Purchased Under
	Purchased	Price Paid	or Programs	the Plans or
Period	(1)	per Share	(2)	Programs
				(In thousands)

Month Ended July 31, 2008	—	$—	—	$103,793
Month Ended August 31, 2008	36,931	$34.74	—	$103,793
Month Ended September 30, 2008	14,451	$42.49	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Amendment of a Material Definitive Agreement

On September 19, 2008, we entered into a new $100 million revolving credit agreement with Branch Banking & Trust Company (the “Credit Agreement”), as previously reported in a Current Report on Form 8-K filed on September 24, 2008. The Credit Agreement contained a covenant requiring that we maintain a minimum tangible net worth of at least 95% of our tangible net worth at June 30, 2008. On October 30, 2008, we amended the Credit Agreement to lower the required minimum tangible net worth percentage to 90% of our tangible net worth at June 30, 2008. This change will provide us with greater flexibility to withstand the current difficult conditions in our real estate markets. A copy of the First Amendment to Credit Agreement is filed as Exhibit 10.2 hereto and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed on December 17, 2004).
10.1	Credit Agreement dated September 19, 2008 by and among the registrant and Branch Banking and Trust Company, as agent and lender, and BB&T Capital Markets, as lead arranger ($100 million credit facility) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 24, 2008).
10.2	First Amendment to Credit Agreement dated October 30, 2008 by and among the registrant and Branch Banking and Trust Company, as agent and lender.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: November 4, 2008	/s/ Wm. Britton Greene

Wm. Britton Greene Chief Executive Officer

Date: November 4, 2008	/s/ Janna L. Connolly

Janna L. Connolly Chief Accounting Officer