Form 10-K
period 2008-12-31
ST JOE CO
filed 2009-02-24
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2008, was approximately $3.1 billion.

As of February 19, 2009, there were 122,737,098 shares of Common Stock, no par value, issued and 92,496,283 shares outstanding, with 30,240,815 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of our Shareholders to be held on May 12, 2009 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our Shareholders to be held on May 12, 2009, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

As used throughout this Annual Report on Form 10-K, the terms “we,” “JOE,” “Company” and “Registrant” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

JOE was incorporated in 1936 and is now one of the largest real estate development companies in Florida. We own approximately 586,000 acres concentrated primarily in Northwest Florida. Most of this land was acquired decades ago and, as a result, has a very low cost basis. Approximately 406,000 acres, or 70 percent of our total land holdings, are within 15 miles of the coast of the Gulf of Mexico.

We are engaged in town and resort development, commercial and industrial development and rural land sales. We also have significant interests in timber. Our four operating segments are:

•	Residential Real Estate

•	Commercial Real Estate

•	Rural Land Sales

•	Forestry

We believe we have one of the largest inventories of private land suitable for development in Florida. We seek to create value in our land by securing higher and better land-use entitlements, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways and performing land restoration and enhancement. We believe we are one of the few real estate development companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to take a large-scale approach to real estate development.

Market Conditions and the Economy

For over three years, the United States has experienced a dramatic slowdown in most of its residential real estate markets. Florida, as one of the fastest growing states during the preceding real estate boom, has been particularly hard-hit, with high levels of inventories of resale homes, a large number of foreclosures and steep declines in home values. In 2008, the problems in the real estate industry contributed to a liquidity crisis among financial institutions resulting in unprecedented government intervention, a dramatic drop in the stock market and the onset of a severe economic recession. The financial markets remain unsettled and economic conditions continue to deteriorate, exerting additional negative pressure on real estate demand and consumer confidence, thereby prolonging the possibility of any real estate recovery.

These market conditions continued to negatively impact sales of our residential and commercial products during 2008. We took the following steps to help manage these conditions:

•	We raised approximately $580 million of net proceeds in an equity offering in February 2008 and paid off substantially all of our outstanding debt.

•	During 2008, we sold 107,677 acres of non-strategic rural land, which generated approximately 61% of our total revenues.

•	We significantly reduced capital expenditures for our real estate developments to approximately $35 million in 2008, down from approximately $247 million in 2007.

•	We implemented a leaner operating structure, with 194 employees at February 1, 2009, compared to 337 employees at February 1, 2008.

•	We continued to focus on business-to-business relationships with strategic partners and customers who are interested in purchasing entitled land, can provide development capital for projects and may help accelerate development activity in our markets.

•	We increased our efforts to stimulate regional economic development and to identify and manage key regional inducers, primarily in Northwest Florida.

Relocation of the Panama City-Bay County International Airport

We also continued to monitor the significant progress achieved in 2008 on the relocation of the Panama City-Bay County International Airport. The new airport is being built on a 4,000-acre site in western Bay County that we donated to the Panama City/Bay County Airport and Industrial District (the “Airport Authority”). Construction of the airport began in late 2007 and almost half of the site infrastructure work, including 75 percent of the primary runway, is now complete. Funding for the budgeted construction costs of the airport has been obtained. The Airport Authority continues to project a May 2010 opening date for the new airport.

The new airport is located in the West Bay Area Sector Plan (“West Bay”), one of the largest planned mixed-use developments in the United States. We own all of the land in West Bay surrounding the airport (approximately 71,000 acres, including approximately 41,000 acres dedicated to preservation). Our West Bay land has entitlements for over four million square feet of commercial and industrial space and over 5,800 residential units.

Land-Use Entitlements

We have a broad range of land-use entitlements in hand or in various stages of the approval process for residential communities in Northwest Florida and other selected regions of the state, as well as commercial entitlements. As of December 31, 2008, we had approximately 45,000 residential units and 13.8 million commercial square feet in the entitlements pipeline, in addition to 592 acres zoned for commercial uses. The following tables describe our residential and commercial projects with land-use entitlements that are in development, pre-development planning or the entitlements process. These entitlements are on approximately 50,000 acres.

Table 1
Summary of Land-Use Entitlements(1)
Active JOE Residential and Mixed-Use Projects
December 31, 2008

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class.(2)	County	Acres	Units(3)	Inception	12/31/08	Remaining	(Sq. Ft.)(4)

In Development:(5)
Artisan Park(6)	PR	Osceola	175	616	577	—	39	—
Hawks Landing	PR	Bay	88	168	131	—	37	—
Landings at Wetappo	RR	Gulf	113	24	7	—	17	—
RiverCamps on Crooked Creek	RS	Bay	1,491	408	188	—	220	—
RiverSide at Chipola	RR	Calhoun	120	10	2	—	8	—
RiverTown	PR	St. Johns	4,170	4,500	30	—	4,470	500,000
SouthWood	PR	Leon	3,370	4,770	2,535	—	2,235	4,577,360
St. Johns Golf & Country Club	PR	St. Johns	880	799	798	—	1	—
SummerCamp Beach	RS	Franklin	762	499	81	—	418	25,000
Victoria Park	PR	Volusia	1,859	4,200	1,451	40	2,709	43,643
WaterColor	RS	Walton	499	1,140	886	—	254	47,600
WaterSound	RS	Walton	2,425	1,432	24	—	1,408	457,380
WaterSound Beach	RS	Walton	256	511	445	—	66	29,000
WaterSound West Beach	RS	Walton	62	199	37	—	162	—

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class.(2)	County	Acres	Units(3)	Inception	12/31/08	Remaining	(Sq. Ft.)(4)

Wild Heron(7)	RS	Bay	17	28	2	—	26	—
WindMark Beach	RS	Gulf	2,020	1,662	139	—	1,523	75,000

Subtotal			18,307	20,966	7,333	40	13,593	5,754,983

In Pre-Development:(5)
Avenue A	PR	Gulf	6	96	—	—	96	—
Bayview Estates	PR	Gulf	31	45	—	—	45	—
Bayview Multifamily	PR	Gulf	20	300	—	—	300	—
Beacon Hill	RR	Gulf	3	12	—	—	12	—
Beckrich NE	PR	Bay	15	70	—	—	70	—
Boggy Creek	PR	Bay	630	526	—	—	526	—
Bonfire Beach	RS	Bay	550	750	—	—	750	70,000
Breakfast Point, Phase 1	PR/RS	Bay	115	320	—	—	320	—
Carrabelle East	PR	Franklin	200	600	—	—	600	—
College Station	PR	Bay	567	800	—	—	800	—
Cutter Ridge	PR	Franklin	10	25	—	—	25	—
DeerPoint Cedar Grove	PR	Bay	668	950	—	—	950	—
East Lake Creek	PR	Bay	81	313	—	—	313	—
East Lake Powell	RS	Bay	181	360	—	—	360	30,000
Howards Creek	RR	Gulf	8	33	—	—	33	—
Laguna Beach West	PR	Bay	59	382	—	—	382	—
Long Avenue	PR	Gulf	10	30	—	—	30	—
Palmetto Bayou	PR	Bay	58	217	—	—	217	90,000
ParkSide	PR	Bay	48	480	—	—	480	—
Pier Park NE	PR	Bay	57	460	—	—	460	190,000
Pier Park Timeshare	RS	Bay	13	125	—	—	125	—
PineWood	PR	Bay	104	264	—	—	264	—
Port St. Joe Draper, Phase 1	PR	Gulf	639	1,200	—	—	1,200	—
Port St. Joe Draper, Phase 2	PR	Gulf	981	2,125	—	—	2,125	150,000
Port St. Joe Town Center	RS	Gulf	180	624	—	—	624	500,000
Powell Adams	RS	Bay	56	2,520	—	—	2,520	—
Sabal Island	RS	Gulf	45	18	—	—	18	—
SevenShores	RS	Manatee	192	278	—	—	278	20,400
South Walton Multifamily	PR	Walton	40	212	—	—	212	—
St. James Island Granite Point	RS	Franklin	1,000	2,000	—	—	2,000	—
Star Avenue North	PR	Bay	271	1,248	—	—	1,248	380,000
The Cove	RR	Gulf	64	107	—	—	107	—
Timber Island(8)	RS	Franklin	49	407	—	—	407	14,500
Topsail	PR	Walton	115	627	—	—	627	300,000
Wavecrest	RS	Bay	7	95	—	—	95	—
WestBay Corners SE	PR	Bay	100	524	—	—	524	50,000
WestBay Corners SW	PR	Bay	64	160	—	—	160	—
WestBay DSAP	PR/RS	Bay	15,089	5,628	—	—	5,628	4,430,000
WestBay Landing(9)	RS	Bay	950	214	—	—	214	—

Subtotal			23,276	25,145	—	—	25,145	6,224,900

Total			41,583	46,111	7,333	40	38,738	11,979,883

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge.

(2)	Current JOE land classifications for its residential developments or the residential portion of its mixed-use projects:

•	PR — Primary residential

•	RS — Resort and seasonal residential

•	RR — Rural residential

(3)	Project units represent the maximum number of units entitled or currently expected at full build-out. The actual number of units or square feet to be constructed at full build-out may be lower than the number entitled or currently expected.

(4)	Represents the remaining square feet with land-use entitlements as designated in a development order or expected given the existing property land use or zoning and present plans. The actual number of square feet to be constructed at full build-out may be lower than the number entitled. Commercial entitlements include retail, office and industrial uses. Industrial uses total 6,128,381 square feet including SouthWood, RiverTown and the West Bay DSAP.

(5)	A project is “in development” when construction on the project has commenced and sales and/or marketing have commenced or will commence in the foreseeable future. A project in “pre-development” has land-use entitlements but is still under internal evaluation or requires one or more additional permits prior to the commencement of construction. For certain projects in pre-development, some horizontal construction may have occurred, but no sales and/or marketing activities are expected in the foreseeable future.

(6)	Artisan Park is 74 percent owned by JOE.

(7)	Homesites acquired by JOE within the Wild Heron community.

(8)	Timber Island entitlements include seven residential units and 400 units for hotel or other transient uses (including units held with fractional ownership such as private residence clubs).

(9)	West Bay Landing is a sub-project within WestBay DSAP.

Proposed JOE Residential and Mixed-Use Projects
In the Land-Use Entitlement Process in Florida(1)
December 31, 2008

					Estimated
					Commercial
				Estimated	Entitlements
Project	Class.(2)	County	Project Acres	Project Units(3)	(Sq. Ft.)(4)

Breakfast Point, Phase 2	PR/RS	Bay	1,299	2,780	635,000
SouthSide	PR	Leon	1,625	2,800	1,150,000
St. James Island McIntyre	RR	Franklin	1,704	340	—
St. James Island RiverCamps	RS	Franklin	2,500	500	—

Total			7,128	6,420	1,785,000

(1)	A project is deemed to be in the land-use entitlement process when customary steps necessary for the preparation and submittal of an application, such as conducting pre-application meetings or similar discussions with governmental officials, have commenced and/or an application has been filed. All projects listed have significant entitlement steps remaining that could affect their timing, scale and viability. There can be no assurance that these entitlements will ultimately be received.

(2)	Current JOE land classifications for its residential developments or the residential portion of its mixed-use projects:

•	PR — Primary residential

•	RS — Resort and seasonal residential

•	RR — Rural residential

(3)	The actual number of units to be constructed at full build-out may be lower than the number ultimately entitled.

(4)	Represents the estimated number of entitlements that are being sought. The actual number of entitlements approved may be less. Once entitled, the actual number of square feet to be constructed at full build-out may be lower than the actual number eventually entitled. Commercial entitlements include retail, office and industrial uses.

Summary of Additional Commercial Land-Use Entitlements(1)
(Commercial Projects Not Included in the Tables Above)
December 31, 2008

			Acres Sold
		Project	Since	Acres Under Contract	Total Acres
Project	County	Acres	Inception	As of 12/31/08	Remaining

Airport Commerce	Leon	45	10	—	35
Alf Coleman Retail	Bay	25	23	—	2
Beach Commerce	Bay	157	151	—	6
Beach Commerce II	Bay	112	13	—	99
Beckrich Office Park	Bay	17	12	—	5
Beckrich Retail	Bay	44	41	—	3
Cedar Grove Commerce	Bay	51	5	—	46
Franklin Industrial	Franklin	7	—	—	7
Glades Retail	Bay	14	—	—	14
Gulf Boulevard	Bay	78	27	—	51
Hammock Creek Commerce	Gadsden	165	27	—	138
Mill Creek Commerce	Bay	37	—	—	37
Nautilus Court	Bay	11	7	—	4
Port St. Joe Commerce II	Gulf	39	9	—	30
Port St. Joe Commerce III	Gulf	50	—	—	50
Powell Hills Retail	Bay	44	—	—	44
South Walton Commerce	Walton	38	17	—	21

Total		934	342	—	592

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge. Includes significant JOE projects that are either operating, under development or in the pre-development stage.

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, seasonal and primary residential communities primarily on our existing land. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee and Panama City, and significant Gulf of Mexico beach frontage and other waterfront properties, which we believe are suited for resort, seasonal and primary communities.

In the past, we devoted significant resources to the conceptual design, planning, permitting and construction process for each of our new communities. We are continuing this process for certain key projects currently under development, and we intend to maintain this process for certain select communities going forward. We now, however, primarily seek to either partner with third parties for the development of new communities or sell entitled land to third-party developers or investors. Customers for our developed home-sites have included both individual purchasers and national, regional and local homebuilders. Going forward, we may also sell undeveloped land with significant residential entitlements directly to third-party developers or investors.

The following is a description of some of our major communities in Florida:

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community includes approximately 1,140 residential units, as well as the WaterColor Inn and Resort, the recipient of many notable awards. The WaterColor Inn and Resort is operated by Noble House Hotels & Resorts, a boutique hotel ownership and management company with 14 properties throughout the

United States. Other WaterColor amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

WaterSound Beach is located approximately five miles east of WaterColor. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. Amenities include the WaterSound Beach Club, a private, beachfront facility featuring a 7,000-square-foot free-form pool and a restaurant. This community is currently planned to include approximately 511 units.

WaterSound West Beach is located approximately one-half mile west of WaterSound Beach on the beach-side of County Road 30A. This community has been designed for 199 units with amenities that include private beach access through the adjacent Deer Lake State Park and a community pool and clubhouse facility.

WaterSound is situated on approximately 2,425 acres and is planned for a mixed-use resort community. Located approximately three miles from WaterSound Beach in Walton County, WaterSound includes a Davis Love III-designed, six-hole golf course, as well as a community pool and clubhouse facility. WaterSound plans include 1,432 residential units and approximately 450,000 square feet of commercial space.

RiverCamps on Crooked Creek is situated on approximately 1,491 acres in western Bay County bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The community is planned for 408 high-quality homes in a low-density, rustic setting with access to various outdoor activities such as fishing, boating and hiking. The community, which is located less than two miles from the new airport, includes the RiverHouse, a waterfront amenity featuring a pool, fitness center, meeting and dining areas and temporary docking facilities.

WindMark Beach is a beachfront resort community situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe. Plans for WindMark Beach include approximately 1,662 residential units and 75,000 square feet of commercial space. In 2008, we substantially completed construction of the waterfront Village Center that includes a restaurant, a community pool and clubhouse facility, an amphitheater and approximately 42,000 square feet of commercial space. The community is planned to include approximately 14 miles of walkways and boardwalks, including a 3.5-mile boardwalk along the beach.

SummerCamp Beach is situated on the Gulf of Mexico on approximately 762 acres in Franklin County. The community includes the SummerCamp Beach Club, a private beachfront facility with a pool, restaurant, boardwalks and canoe and kayak rentals. Plans for SummerCamp Beach include approximately 499 units.

SouthWood is situated on approximately 3,370 acres in southeast Tallahassee. Planned for approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club, and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for open space, including a 123-acre central park.

RiverTown, situated on approximately 4,170 acres in St. Johns County south of Jacksonville, is currently planned for 4,500 housing units and 500,000 square feet of commercial space. RiverTown is designed to have unique neighborhoods offering homebuyers a wide variety of price points and lifestyles. The centerpiece of the community will be a 58-acre park along the St. Johns River.

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

Commercial Real Estate

Our commercial real estate segment develops and sells real estate for commercial purposes. We focus on commercial development in Northwest Florida because of our large land holdings along roadways and near or within business districts in the region. We provide development opportunities for national and regional retailers, as well as multi-family rental projects. We offer land for commercial and light industrial uses within large and small-scale commerce parks. We also develop commercial parcels within or near existing residential development projects.

Like our residential projects, we seek to minimize our capital expenditures for commercial development by either partnering with third parties for the development of certain new commercial projects or selling entitled land to third-party developers or investors.

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

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber. Our principal forestry product is softwood pulpwood. We also grow and sell softwood and hardwood sawtimber. On December 31, 2008, our standing pine inventory totaled approximately 21.9 million tons and our hardwood inventory totaled approximately 7.5 million tons.

We have a pulpwood supply agreement with Smurfit-Stone Container Corporation that requires us to deliver approximately 700,000 tons of pulpwood annually through June 30, 2012. Although Smurfit-Stone recently filed for bankruptcy protection, the supply agreement remains in effect at this time.

We actively manage portions of our timberlands to produce adequate amounts of timber to meet our pulpwood supply agreement obligation. We also harvest and sell additional timber to regional sawmills that produce products other than pulpwood. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually. In addition, our forestry operation is focused on selective harvesting, thinning and site preparation of timberlands that may later be sold or developed by us. We were also recently engaged by a property owner to manage its conservation lands. We intend to market conservation land management services to other interested parties in the future.

Competition

The real estate development business is highly competitive and fragmented. With respect to our residential real estate business, our prospective customers generally have a variety of choices of new and existing homes and homesites near our developments when considering a purchase. As a result of the housing crisis over the past several years, the number of resale homes on the market have dramatically increased, further increasing competition for the sale of our residential products.

We compete with numerous developers of varying sizes, ranging from local to national in scope, some of which may have greater financial resources than we have. We attempt to differentiate our products primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

Supplemental Information

Information regarding the revenues, earnings and total assets of each of our operating segments can be found in Note 20 to our Consolidated Financial Statements included in this Report. Substantially all of our revenues are generated from domestic customers. All of our assets are located in the United States.

Employees

As of February 1, 2009, we had 194 employees, down from 337 employees on February 1, 2008. This decrease represents an approximately 42% reduction in total headcount as a result of the restructuring plan we announced in the fourth quarter of 2007. Our employees work in the following segments:

Residential real estate	76
Commercial real estate	5
Rural land sales	13
Forestry	23
Corporate and other	77

Total	194

Website Access to Reports

We make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”), through our website at www.JOE.com. Please note that the information on our website is not incorporated by reference in this Report.

Certifications

In 2008, we submitted to the New York Stock Exchange (NYSE) the Certification of our Chief Executive Officer required by Section 303A.12(a) of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards. There were no qualifications to the certification. We have also filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required to be filed with the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

A continued downturn in the demand for residential real estate, combined with the increase in the supply of real estate available for sale and declining prices, will continue to adversely impact our business.

The United States housing market is suffering the worst downturn since the Great Depression. Florida, one of the hardest hit states, has experienced a substantial, continuing decline in demand in most of its residential real estate markets. The collapse of the housing market has contributed to the current recession in the national economy, which exerts further downward pressure on housing demand. Significantly tighter lending standards for borrowers are also having a significant negative effect on demand. As a result, the supply of existing homes for sale has risen nationwide, with dramatic increases in Florida. A record number of homes in foreclosure and forced sales by homeowners under distressed economic conditions are significantly contributing to the high levels of inventories of homes and homesites available for sale. The collapse of real estate market demand and high levels of inventories are causing prices for residential real estate to significantly decline.

These adverse market conditions have negatively affected our residential and commercial real estate products. Revenues from our residential and commercial real estate segments have drastically declined in the past several years, which has had an adverse affect on our financial condition and results of operations. Our lack of revenues reflects not only fewer sales, but also declining prices for our real estate products.

We do not know how long the downturn in the real estate market will last or when real estate markets will return to more normal conditions. Rising unemployment, lack of consumer confidence and other adverse conditions in the current economic recession could significantly delay a recovery in real estate markets. Our business will continue to suffer until market conditions improve. If market conditions were to continue to worsen, the demand for our residential real estate products could further decline, negatively impacting our earnings, cash flow and liquidity.

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, especially in Florida, could continue to adversely impact our business.

The collapse of the housing market, together with the crisis in the credit markets, have resulted in a recession in the national economy with rising unemployment, shrinking gross domestic product and drastically reduced consumer spending. At such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved. Furthermore, a significant percentage of our planned residential units are resort and seasonal products, purchases of which are even more sensitive to adverse economic conditions. Our real estate sales, revenues, financial condition and results of operations have suffered as a result.

Our business is especially sensitive to economic conditions in Florida, where all of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal products in our Northwest Florida communities. Florida and the Southeast both are experiencing recessionary conditions.

There is no consensus as to when the recession will end, and Florida, as one of the hardest hit states, could take longer to recover than the rest of the nation. A prolonged recession will continue to have a material adverse effect on our business, results of operations and financial condition. Our business could decline even more if economic conditions deteriorate further.

Our business is concentrated in Northwest Florida. As a result, our long-term financial results are largely dependent on the economic growth of Northwest Florida.

The economic growth of Northwest Florida, where the majority of our land is located, is an important factor in creating demand for our products and services. Two important factors in the economic growth of the region are (1) the completion of significant infrastructure improvements and (2) the creation of new jobs.

Infrastructure improvements, including the relocation of the Panama City-Bay County International Airport

One fundamental factor in the economic growth of Northwest Florida is the need for state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new roads, a new airport, medical facilities and schools. The future economic growth of Northwest Florida and our financial results may be adversely affected if its infrastructure is not improved. There can be no assurance that new improvements will occur or that existing projects will be completed. Although the Federal government is currently planning to spend billions of dollars of federal funds on infrastructure projects as part of a recently enacted economic stimulus package, we are not certain how much, if any, of these funds will be dedicated to projects in Northwest Florida.

The most significant infrastructure improvement currently underway in Northwest Florida is the relocation of the Panama City-Bay County International Airport to a green-field site in western Bay County. Almost half of the site infrastructure work, including 75 percent of the primary runway, is now complete, and the Airport Authority continues to project a May 2010 opening date. One legal challenge to the airport remains outstanding, and we cannot guarantee that this lawsuit or any future legal challenges to the new airport will be successfully resolved. We also cannot guarantee that the construction of the airport will not encounter other difficulties, such as financing issues, construction difficulties or cost overruns, that may delay or prevent the completion of the new airport. We believe that the relocation of the airport is critically important to the overall economic development of Northwest Florida, and if the airport is not completed, our business prospects would be materially adversely affected.

Attracting significant new employers that can create new, high-quality jobs

Attracting significant new employers that can create new, high-quality jobs is a key factor in the economic growth of Northwest Florida. Northwest Florida has traditionally lagged behind the rest of Florida in economic growth, and as a result its residents have a lower per capita income than residents in other parts of the state. In order to improve the economy of the region, state and local governments, along with the private sector, must seek to attract large employers capable of paying high salaries to large numbers of new employees. State governments, particularly in the Southeast, and local governments within Florida compete intensely for such new jobs. There can be no assurance that efforts to attract significant new employers to locate facilities in Northwest Florida will be successful. The future economic growth of Northwest Florida and our financial results may be adversely affected if such job growth is not achieved.

If the new Panama City-Bay County International Airport is completed and opened for operations but is not successful, we may not realize the economic benefits that we are anticipating from the new airport.

We believe that the relocation of the Panama City-Bay County International Airport is critically important to the overall economic development of Northwest Florida. We anticipate that the airport will provide a catalyst for value creation in the property we own surrounding the airport, as well as our other properties throughout Northwest Florida. In order for the new airport to reach its full potential, we believe the following issues need to be resolved:

•	A low-cost airline could increase the number of vacation and business travelers to the region. However, the airline industry is in turmoil, battling rising costs (including fuel and labor costs) and economic conditions. In this environment, it may be difficult to convince a low-cost airline to start service to a new airport.

•	Additional federal, state and local approvals are needed to extend the airport’s main runway. The current main runway is permitted for 8,400 feet. A 10,000 feet runway is needed to accommodate certain large passenger jets and large aviation-dependent economic development projects. The State of Florida appropriated the funds necessary for the runway extension in 2008, but the required approvals have not yet been obtained for the extension. There can be no assurance that the required approvals will be granted, or that they will be obtained in a timely manner or without legal challenge.

•	The airport must successfully compete with the other airports in the region. There can be no assurance that the region can support all of the existing airports.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Florida has experienced strong population growth since World War II, including during the real estate boom in the first half of this decade. In recent years, however, the rate of net migration into Florida has drastically declined. For example, Florida’s net in-migration for the 2005-06 fiscal year was 362,200, but net in-migration is projected to be only 4,234 for the 2008-09 fiscal year. Florida has not experienced a comparable drop in net in-migration since the recession of the mid-1970’s. This sharp decrease could reflect a number of factors affecting Florida including difficult economic conditions, rising foreclosures, restrictive credit, the occurrence of hurricanes and increased costs of living. Also, because of the housing collapse across the nation, people interested in moving to Florida may have delayed or cancelled their plans due to difficulties selling their existing homes.

The success of our primary communities will be dependent on strong in-migration population expansion in our regions of development, primarily Northwest Florida. We also believe that Baby Boomers seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of hurricanes and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region of the state. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations and financial condition would suffer.

If the market values of our homesites, our remaining inventory of completed homes and other developed real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse affect on our balance sheet and our earnings.

Unlike most other real estate developers, we have owned the majority of our land for many years, having acquired most of our land in the 1930’s and 1940’s. Consequently, we have a very low cost basis in the majority of our lands. In certain instances, however, we have acquired properties at market values for project development. Also, many of our projects have expensive amenities, such as pools, golf courses and clubs, or feature elaborate commercial areas requiring significant capital expenditures. Many of these costs are capitalized as part of the book value of the project land. Adverse market conditions, in certain circumstances, may require the book value of real estate assets to be decreased, often referred to as a “write-down” or “impairment.” A write-down of an asset would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

During 2008, we recorded total asset impairment costs of $60.5 million, $41.3 million of which primarily related to the write-down of capitalized costs at certain projects and the impairment of completed homes in several of our communities due to current market conditions. If market conditions were to continue to deteriorate, and the market values for our homesites, remaining homes held in inventory and other project land were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets.

The occurrence of hurricanes and other natural disasters in Florida could adversely affect our business.

Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales in affected communities or could lessen demand for products in those communities. Importantly, regardless of actual damage to a development, the occurrence of hurricanes in Florida and the southeastern United States could negatively impact demand for our real estate products because of consumer perceptions of hurricane risks. For example, the southeastern United States experienced a record-setting hurricane season in 2005. In particular, Hurricane Katrina, which struck New Orleans and the Mississippi Gulf Coast, caused severe devastation to those areas and received prolonged national media attention. Although our properties were not significantly impacted, we believe that the 2005 hurricane season had an immediate negative impact on sales of our resort residential products. Another severe hurricane or hurricane season in the future could have a similar negative effect on our real estate sales.

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

Increases in property insurance premiums and the decreasing availability of property insurance in Florida could reduce customer demand for homes and homesites in our developments.

Property insurance companies doing business in Florida have reacted to recent hurricanes by significantly increasing premiums, requiring higher deductibles, reducing limits, restricting coverages, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. For example, in 2008 State Farm Florida Insurance Company, the largest private insurer in Florida, decided to stop issuing new homeowner insurance policies in Florida and in February 2009 announced that it is terminating its homeowner insurance business in Florida altogether. It is uncertain what effect this action will have on property insurance availability and rates in the state. This trend of decreasing availability of insurance and rising insurance rates could continue if there are severe hurricanes in the future.

Furthermore, since the 2005 hurricane season, Florida’s state-owned property insurance company, Citizens Property Insurance Corp., has significantly increased the number of its outstanding policies, causing its potential claims exposure to exceed $400 billion. If there were to be a catastrophic hurricane or series of hurricanes to hit Florida, the exposure of the state government to property insurance claims could place extreme stress on state finances and may ultimately cause taxes in Florida to significantly increase. The state may decide to limit the availability of state-sponsored property insurance in the future.

The high and increasing costs of property insurance premiums in Florida, as well as the decrease in private property insurers, could deter potential customers from purchasing a home or homesite in one of our developments, which could have a material adverse effect on our financial condition and results of operations.

Increases in real estate property taxes could reduce customer demand for homes and homesites in our developments.

Florida experienced dramatic increases in property values during the record-setting real estate activity in the first half of this decade. As a result, local governments have been, and may continue aggressively re-assessing the value of homes and real estate for property tax purposes. These larger assessments increase the total real estate property taxes due from property owners annually. The Florida legislature recently attempted to address rising property taxes, but the legislation enacted brought only minimal relief.

The current high costs of real estate property taxes in Florida, and future increases in property taxes, could deter potential customers from purchasing a lot or home in one of our developments, which could have a material adverse effect on our financial condition and results of operations.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, could reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans have recently experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. Despite unprecedented efforts by the Federal government to stabilize the nation’s banks, banking operations remain unsettled and the future of certain financial institutions remains uncertain. Due to these problems, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been significantly tightened. These problems in the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand for our products.

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

If we are not able to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings, our financial condition and results of operations could be negatively impacted.

We operate in a capital intensive industry and require significant cash to maintain our competitive position. Although we have significantly reduced capital expenditures and operating expenses during the current real estate downturn, we will need significant cash in the future to enhance and maintain our operations and to develop our real estate holdings. We obtain funds for our capital expenditures and operating expenses through cash flow from operations, property sales and financings. Failure to obtain sufficient cash, if and when needed, may limit our development activities which could reduce our revenues and results of operations. During 2008 and 2007, we relied on rural land sales as a significant source of revenues due to the continuing downturn in our residential and commercial real estate markets. We expect to continue to rely on rural land sales as a significant source of revenue in the future. However, there can be no assurance that such sales could be completed at prices acceptable to us.

If our cash flow proves to be insufficient, due to the continuing real estate downturn, unanticipated expenses or otherwise, we may need to obtain additional financing from third-party lenders in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us, if at all.

We have a $100 million senior revolving credit facility with adjustable interest rates that we can draw upon to provide cash for operations and/or capital expenditures. Increases in interest rates can make it more expensive for us to use this credit facility or obtain funds from other sources that we need to operate our business.

If our net worth declines, we could default on our revolving credit facility which could have a material adverse effect on our financial condition and results of operations.

We have a $100 million revolving credit facility available to provide a source of funds for operations, capital expenditures and other general corporate purposes. While we have not yet needed to borrow any funds under this facility, it is important to have in place as a ready source of financing, especially in the current difficult economic conditions. The credit facility contains financial covenants that we must meet on a quarterly basis. These restrictive covenants require, among other things, that our tangible net worth not be less than $900 million. Compliance with this covenant will be challenging if we continue to experience significant operating losses, asset impairments, pension plan losses and other reductions in our net worth.

If we do not comply with the minimum tangible net worth covenant, we could have an event of default under our credit facility. There can be no assurance that the bank will be willing to amend the facility to provide for more lenient terms prior to any such default, or that it will not charge significant fees in connection with any such amendment. If we had borrowings under the facility at the time of a default, the bank could immediately accelerate all outstanding amounts and file a mortgage on the majority of our properties to secure the repayment of the debt. Even if we had no outstanding borrowings under the facility at the time of a default, the bank may choose to terminate the facility or seek to negotiate additional or more severe restrictive covenants or increased pricing and fees. We could be required to seek an alternative funding source, which may not be available at all or available on acceptable terms. Any of these events could have a material adverse effect on our financial condition and results of operations.

We are dependent upon national, regional and local homebuilders as customers, but our ability to attract homebuilder customers and their ability or willingness to satisfy their purchase commitments may be uncertain considering the current real estate downturn.

We no longer build homes in our developments, so we are highly dependent upon our relationships with national, regional and local homebuilders to be the primary customers for our homesites and to provide construction services at our residential developments. Due to the collapse of real estate markets across the nation, including our markets, homebuilders are struggling to survive and are significantly less willing to purchase homesites and invest capital in speculative construction. The homebuilder customers that have already committed to purchase homesites from us could decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. One survey in January 2009 indicated a record low level of confidence among homebuilders, considering that prices and sales are likely to slide further as banks remain reluctant to lend, a high number of foreclosed homes are returning to the market and job losses discourage buyers. Homebuilders also may not view our developments as desirable locations for homebuilding operations. Any of these events could have an adverse effect on our results of operations.

Our business model is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners; and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We have increased our focus on executing our development and value creation strategies through joint ventures and strategic relationships. We are actively seeking strategic partners for alliances or joint venture relationships as part of our overall strategy for particular developments or regions. These joint venture partners may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure you, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners that want to conduct business in Northwest Florida, our primary area of focus, and that have the assets, reputation or other characteristics that would optimize our development opportunities.

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

The DRI review process includes an evaluation of a project’s impact on the environment, infrastructure and government services, and requires the involvement of numerous state and local environmental, zoning and community development agencies. Local government approval of any DRI is subject to appeal to the Governor and Cabinet by the Florida Department of Community Affairs, and adverse decisions by the Governor or Cabinet are subject to judicial appeal. The DRI approval process is usually lengthy and costly, and conditions, standards or requirements may be imposed on a developer that may materially increase the cost of a project.

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

If Wells Fargo & Company’s Wachovia Bank subsidiary (or any successor bank) were to fail and be liquidated, we could be required to accelerate the payment of the deferred taxes on our installment sale transactions. Our business, cash flows and financial condition may be adversely affected if this significant tax event were to occur.

During 2007 and 2008, we sold approximately 132,055 acres of timberland in installment sale transactions for approximately $183.3 million which was paid in the form of 15-year installment notes receivable. These installment notes are fully backed by letters of credit issued by Wachovia Bank, N.A. (subsequently acquired by Wells Fargo & Company) which are secured by bank deposits in the amount of the purchase price. The approximate aggregate taxable gain from these transactions was $160.5 million, but the installment sale structure allows us to defer paying taxes on these gains for 15 years. Meanwhile, we generated cash from these sales (sometimes referred to as “monetizing” the sales) by contributing the installment notes and bank letters of credit to special purpose entities organized by us, and these special purpose entities in turn issued to various institutional investors notes payable backed by the installment notes and bank letters of credit, and in some cases by a second letter of credit issued for the account of the special purpose entity. The special purpose entities have approximately $163.5 million of these notes payable outstanding. These notes are payable solely out of the assets of the special purpose entities (which consist of the installment notes and the letters of credit). The investors in the special purpose entities have no recourse against us for payment of the notes. The special purpose entities’ financial position and results of operations are not consolidated in our financial statements.

Banks and other financial institutions experienced a high level of instability in 2008, resulting in numerous bank and financial institution failures, hastily structured mergers and acquisitions, and an unprecedented direct infusion of billions of dollars of capital by the federal government into banks and financial institutions. During this crisis, Wells Fargo acquired Wachovia Corporation and its subsidiary, Wachovia Bank, N.A., the holder of the deposits and the issuer of the letter of credit obligations in our installment sale transactions. The banking industry remains troubled, and the federal government has announced a second round of bailout measures for the nation’s banks. Wells Fargo, as one of the largest banks in the United States, would presumably receive the support of the federal government if needed to prevent a failure of its banking subsidiaries. There can be no assurance, however, that Wells Fargo’s Wachovia Bank subsidiary (or any successor bank) will not fail during this difficult time or that it would receive government assistance sufficient to prevent a bank failure.

If Wells Fargo’s Wachovia Bank subsidiary (or any successor bank) were to fail and be liquidated, the installment notes receivable, the letters of credit and the notes issued by the special purpose entities to the institutional investors could be virtually worthless or satisfied at a significant discount. As a result, the taxes deferred under the installment sale structure would be accelerated. This adverse tax event could result in an immediate need for a significant amount of cash that may not be readily available from our cash reserves, our revolving line of credit or other third-party financing sources. Any such cash outlay, even if available, could divert needed resources away from our business or cause us to liquidate assets on unfavorable terms or prices. Our business and financial condition may be adversely affected if these significant tax events were to occur. In the event of a liquidation of Wells Fargo’s Wachovia Bank subsidiary (or any successor bank), we could also be required to write-off the remaining retained interest recorded on our balance sheet in connection with the installment sale transactions, which would have an adverse effect on our results of operations.

If drilling for oil or natural gas is permitted off the coast of Northwest Florida, our business may be adversely affected.

Since 1982 drilling for oil and natural gas has been banned in federal territorial waters. This federal moratorium, along with action by the state of Florida, has prevented the construction of unsightly drilling platforms off the coast of Florida and has preserved the natural beauty of the state’s coastline and beaches. This natural coastal beauty is an important positive factor in Florida’s tourist-based economy and contributes significantly to the value of our properties in Northwest Florida.

Due to an unprecedented spike in oil prices in 2008, there was political pressure on federal and state leaders to overturn the offshore drilling ban. As a result, the presidential and congressional bans on offshore drilling in most U.S. waters ended last year. President Obama’s new administration is currently reviewing all pending regulations and its position on this issue has not been finalized. Meanwhile, Florida’s governor has expressed support for allowing oil and natural gas drilling off the Florida coastline under certain circumstances. If drilling platforms are permitted to be built off the coast of Northwest Florida close enough to be seen from land, potential purchasers may find our coastal properties to be less attractive, which may have an adverse effect on our business.

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

The real estate industry is cyclical and can experience downturns based on consumer perceptions of real estate markets and other cyclical factors, which factors may work in conjunction with or either wholly unrelated to general economic conditions. Furthermore, our business is affected by seasonal fluctuations in customers interested in purchasing real estate, with the spring and summer months traditionally being the most active time of year for customer traffic and sales. Also, our supply of homesites available for purchase fluctuates from time to time. As a result, our real estate operations are cyclical, which may cause our quarterly revenues and operating results to fluctuate significantly from quarter to quarter and to differ from the expectations of public market analysts and investors. If this occurs, our stock’s trading price could also fluctuate significantly.

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

We have no unresolved comments from the SEC regarding our periodic or current reports.

Item 2.	Properties

We lease our principal executive offices located in Jacksonville, Florida.

We own approximately 586,000 acres, the majority of which are located in Northwest Florida. Most of our raw land assets are managed as timberlands until designated for development. At December 31, 2008, approximately 296,000 acres were encumbered under a wood fiber supply agreement with Smurfit-Stone

Container Corporation which expires on June 30, 2012, subject to the outcome of Smurfit-Stone’s bankruptcy proceedings. Also, our lender has the right to record mortgages on approximately 553,000 acres of our land if there is an event of default under our revolving credit facility.

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

On February 19, 2009, we had approximately 1,266 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”

The range of high and low prices for our common stock as reported on the NYSE Composite Transactions Tape and the dividends declared for the periods indicated are set forth below:

	Common
	Stock Price		Dividends
	High	Low	Declared

2008
Fourth Quarter	$39.76	$18.80	$0.00
Third Quarter	42.49	30.63	0.00
Second Quarter	44.79	33.79	0.00
First Quarter	46.82	29.50	0.00
2007
Fourth Quarter	$37.90	$26.70	$0.00
Third Quarter	47.34	30.43	0.16
Second Quarter	60.85	45.15	0.16
First Quarter	64.10	52.16	0.16

On February 19, 2009, the closing price of our common stock on the NYSE was $21.10. We eliminated our quarterly dividends in connection with our restructuring plan.

The following table describes our purchases of our common stock during the fourth quarter of 2008.

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased as	Amount that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs
				(In thousands)

Month Ended October 31, 2008	19,634	$37.59	—	$103,793
Month Ended November 30, 2008	—	—	—	$103,793
Month Ended December 31, 2008	2,340	$28.74	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

(2)	For additional information regarding our Stock Repurchase Program, see Note 2 to the consolidated financial statements under the heading, ‘‘Earnings (loss) Per Share.”

The following performance graph compares our cumulative shareholder returns for the period December 31, 2003 through December 31, 2008, assuming $100 was invested on December 31, 2003 in our common stock, in the S&P 500 Index and in the S&P SuperComposite Homebuilder Index.

The total returns shown below assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
The St. Joe Company	$100	$174	$184	$148	$99	$68
S&P 500 Index	$100	$111	$116	$135	$142	$90
S&P Homebuilders	$100	$137	$159	$128	$58	$40

Item 6.	Selected Consolidated Financial Data

The following table sets forth Selected Consolidated Financial Data for the Company on a historical basis for the five years ended December 31, 2008. This information should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and revised for discontinued operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data:
Total revenues(1)	$263,990	$377,245	$525,024	$718,107	$644,123
Total expenses	289,703	354,131	462,336	551,130	513,365

Operating (loss) profit	(25,713)	23,114	62,688	166,977	130,758
Other expense	(36,643)	(4,708)	(9,642)	(3,174)	(3,721)

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes, and minority interest	(62,356)	18,406	53,046	163,803	127,037
Equity in (loss) income of unconsolidated affiliates	(330)	(5,331)	8,905	12,541	5,342
Income tax (benefit) expense	(26,984)	869	21,498	60,667	50,049

(Loss) income from continuing operations before minority interest	(35,702)	12,206	40,453	115,677	82,330
Minority interest in (loss) income	(807)	1,092	6,137	7,820	2,594

(Loss) income from continuing operations	(34,895)	11,114	34,316	107,857	79,736
(Loss) income from discontinued operations(2)	(988)	(1,035)	6,336	5,479	5,140
Gain on sale of discontinued operations(2)	—	29,128	10,368	13,322	5,224

Net (loss) income	$(35,883)	$39,207	$51,020	$126,658	$90,100

Per Share Data:
Basic
(Loss) income from continuing operations	$(0.39)	$0.15	$0.47	$1.44	$1.06
(Loss) income from discontinued operations(2)	(0.01)	0.38	0.22	0.25	0.13

Net (loss) income	(0.40)	0.53	$0.69	$1.69	$1.19

Diluted
(Loss) income from continuing operations	$(0.39)	$0.15	$0.47	$1.42	$1.04
(Loss) income from discontinued operations(2)	(0.01)	0.38	0.22	0.24	0.13

Net (loss) income	(0.40)	$0.53	$0.69	$1.66	$1.17

Dividends declared and paid	$—	$0.48	$0.64	$0.60	$0.52

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Investment in real estate	$890,583	$944,529	$1,214,550	$1,038,810	$943,340
Cash and cash equivalents	115,472	24,265	36,725	202,432	94,661
Property, plant and equipment, net	19,786	23,693	44,593	40,176	34,020
Total assets	1,218,278	1,263,966	1,560,395	1,591,946	1,403,629
Debt	49,560	541,181	627,056	554,446	421,110
Total stockholders’ equity	988,629	480,341	461,080	488,998	495,411

(1)	Total revenues include real estate revenues from property sales, timber sales, rental revenues and other revenues, primarily club operations and brokerage fees.

(2)	Discontinued operations include the operations of Sunshine State Cypress, Inc. in 2008, fourteen commercial office buildings and Saussy Burbank in 2007, four commercial office buildings in 2006, four commercial office buildings and Advantis Real Estate Services Company in 2005 and two commercial office buildings sold in 2004 (See Note 7 of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We make forward-looking statements in this Report, particularly in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings and cash flows;

•	future residential and commercial entitlements;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including homebuilders;

•	future amounts of capital expenditures;

•	the projected completion, opening, operating results and economic impact of the new Panama City — Bay County International Airport;

•	the amount of dividends, if any, we pay; and

•	the number or dollar amount of shares of our stock which may be purchased under our existing or future share-repurchase program.

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

Overview

We believe we have one of the largest inventories of private land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low cost basis. In order to optimize the value of these core real estate assets, we seek to reposition our substantial timberland holdings for higher and better uses. We seek to create value in our land by securing entitlements for higher and better land-uses, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways and performing land restoration and enhancement.

We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry.

Our residential real estate segment generates revenues from:

•	the sale of developed homesites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	resort and club operations;

•	rental income; and

•	brokerage fees on certain transactions within our residential real estate developments.

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office and industrial uses. Our rural land sales segment generates revenues from the sale of parcels of undeveloped land and rural land with limited development. Our forestry segment generates revenues from the sale of pulpwood, timber and forest products and conservation land management services.

For over three years, the United States has experienced a dramatic slowdown in most of its residential real estate markets. Florida, as one of the fastest growing states during the preceding real estate boom, has been particularly hard-hit, with high levels of inventories of resale homes, a large number of foreclosures and steep declines in home values. In 2008, the problems in the real estate industry contributed to a liquidity crisis among financial institutions resulting in unprecedented government intervention, a dramatic drop in the stock market and the onset of a severe economic recession. The financial markets remain unsettled and economic conditions continue to deteriorate, exerting additional negative pressure on real estate demand and consumer confidence, thereby prolonging the possibility of any real estate recovery.

As a result of these adverse conditions, our residential and commercial sales have declined precipitously since 2005. During 2008 and 2007, we relied on rural land sales as a significant source of revenues due to the continuing downturn in our residential and commercial real estate markets. Demand for our rural land remains steady, and we expect to continue to rely on rural land sales as a significant source of revenues in the future, although to a lesser extent than 2008 and 2007. We are carefully monitoring, however, any impact that the current economic environment may have on pricing or overall demand for rural land.

In addition to our large inventory of rural land, we have virtually no debt and significant cash reserves. We have also greatly reduced our capital expenditures and general and administrative expenses. As a result, we believe that we are well positioned to withstand the current challenging environment. Meanwhile, we are continuing to develop the strategic relationships that will benefit our business when the economy and our markets recover.

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

Real estate inventory costs include land and common development costs (such as roads, sewers and amenities), multi-family construction costs, capitalized property taxes, capitalized interest and certain indirect costs. Construction costs for single-family homes are determined based upon actual costs incurred. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale. The accounting estimate related to inventory valuation is susceptible to change due to the use of assumptions about future sales proceeds and related real estate expenditures. Management’s assumptions about future housing and homesite sales prices, sales volume and sales velocity require significant judgment because the real estate market is cyclical and highly sensitive to changes in economic conditions. In addition, actual results could differ from management’s estimates due to changes in anticipated development, construction and overhead costs. Until 2008 we had not made significant adjustments affecting real estate gross profit margins; there can be no assurances, however, that estimates used to generate future real estate gross profit margins will not differ from our current estimates.

Revenue Recognition — Percentage-of-Completion.  In accordance with Statement of Financial Accounting Standards (“SFAS”)No. 66, Accounting for Sales of Real Estate, revenue for multi-family residences under construction is recognized using the percentage-of-completion method when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is assured, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is then recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Percentage-of-completion accounting is also used for our homesite sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Our townhomes are attached residences sold individually along with the underlying parcel of land. Revenues and cost of sales for our townhomes are accounted for using the full accrual method. These units differ from multi-family units, in which buyers hold title to a unit or fractional share of a unit within a building and an interest in the underlying land held in common with other building association members.

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

Goodwill is carried at the lower of cost or fair value and is tested for impairment at least annually, or whenever events or changes in circumstances indicate such an evaluation is warranted, by comparing the carrying amount of the net assets of each reporting unit with goodwill to the fair value of the reporting unit taken as a whole. The impairment review involves a number of assumptions and estimates including estimating discounted future cash flows, net operating income, future economic conditions, fair value of assets held and discount rates. If this comparison indicates that the goodwill of a particular reporting unit is impaired, the aggregate fair value of each of the individual assets and liabilities of the reporting unit are compared to the fair value of the reporting unit to determine the amount of goodwill impairment, if any.

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

Fair Value Measurement, We partially adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We currently record assets within Level 1 and Level 3 of the fair value hierarchy. Assets utilizing Level 1 inputs include investments in money market and short term treasury instruments. Assets utilizing Level 3 inputs include our retained interest in qualified special purpose entities (“QSPEs”). We have recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs. Our continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income. In addition, we will receive the payment of the remaining principal on the installment notes associated with our QSPEs at the end of their 15 year maturity period. In accordance with Emerging Issues Task Force (“EITF”) Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets”, we recognize interest income over the life of the retained interest using the effective yield method. This income is being recorded as an offset to unrealized loss on monetization of notes over the life of the installment notes. In addition, fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected.

Pension Plan.  We sponsor a cash balance defined-benefit pension plan covering a majority of our employees. Currently, our pension plan is over-funded and contributes income to the Company. The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant effect on the pension plan’s impact on the financial statements of the Company. For example, in 2008, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $2.3 million increase in pre-tax income ($1.3 million net of tax). A 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in a $0.5 million change in pre-tax income. Our pension plan is currently overfunded, and accordingly, generated income of $2.5 million, $2.0 million and $3.1 million in 2008, 2007 and 2006, respectively. During 2008, the funded status of our pension plan decreased to $42.0 million from $109.3 million in 2007 primarily as a result of recent stock market volatility. Although we do not expect to make contributions to the pension plan in the near future, further significant volatility in the markets could potentially reduce our funded status and possibly require us to make a contribution to the plan.

Stock-Based Compensation.  During the first quarter of 2006, we adopted the provisions of SFAS No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period.

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

In February 2008, under our 2001 Stock Incentive Plan, we granted select executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as our total shareholder return as compared to the total shareholder return of certain peer groups during the performance period.

We currently use a Monte Carlo simulation pricing model to determine the fair value of our market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, the relative performance of our stock price and shareholder returns compared to those companies in our peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

Income Taxes.  In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We record a valuation allowance against our deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operation.

At December 31, 2008, we had net operating loss carryforwards for state tax purposes of approximately $196.1 million which are available to offset future state taxable income, if any, through 2027. At December 31, 2008, we recorded a valuation allowance against certain of our deferred tax assets of approximately $2.6 million, as we believe it is more likely than not that it will not be fully realized due to the shorter term nature of certain carryforward items.

Recently Issued Accounting Standards

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, to disclose more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures required by this FSP are required to be provided for fiscal years ending after December 15, 2009. We are in the process of evaluating the effect, if any, the adoption of this FSP will have on our financial statements. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. When this FSP is adopted, its requirements will be applied by recasting previously reported earnings per share data. We are in the process of evaluating the effect, if any, the adoption of this FSP will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements.

It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect the adoption of this FSP will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets and liabilities include pension plan assets related to the funded status of our pension plan, goodwill, investment in real estate, intangible assets with indefinite lives, guarantees and certain other items. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on our results of operations or financial position, other than additional disclosures. We have deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. We are in the process of evaluating the effect of the full adoption of the remaining portions of SFAS No. 157 on our financial statements.

Results of Operations

Consolidated Results

The following table sets forth a comparison of our revenues and expenses for the three years ended December 31, 2008.

	Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Difference	% Change	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$194.6	$307.9	$456.1	$(113.3)	(37)%	$(148.2)	(32)%
Rental revenues	1.5	2.7	3.6	(1.2)	(44)	(0.9)	(25)
Timber sales	26.6	25.8	24.4	0.8	3	1.4	6
Other revenues	41.3	40.8	41.0	0.5	1	(0.2)	(1)

Total	$264.0	$377.2	$525.1	$(113.2)	(30)%	$(147.9)	(28)%

Expenses:
Cost of real estate sales	$53.1	$145.8	$247.5	$(92.7)	(64)%	$(101.7)	(41)%
Cost of rental revenues	0.6	1.5	2.0	(0.9)	(60)	(0.5)	(25)
Cost of timber sales	19.8	20.8	18.1	(1.0)	(5)	2.7	15
Cost of other revenues	46.6	43.1	43.5	3.5	8	(0.4)	(1)
Other operating expenses	53.5	68.4	66.7	(14.9)	(22)	1.7	3

Total	$173.6	$279.6	$377.8	$(106.0)	(38)%	$(98.2)	(26)%

The overall decrease in real estate sales revenues in 2008 compared to 2007 was primarily due to the continued decrease in sales demand and pricing in our residential and commercial real estate segments. Our gross margin percentage on real estate sales increased during 2008 compared to 2007 primarily as a result of a change in mix to higher-margin rural land sales. Other operating expenses decreased in 2008 compared to 2007 due to lower general and administrative expenses as a result of our restructuring efforts.

The decreases in real estate sales revenue and cost of real estate sales for 2007 compared to 2006 were primarily due to lower sales volume and prices in our residential real estate segment as a result of the slowdown in the real estate market, partially offset by increases in rural land sales. Despite these decreases, our gross margin percentage on real estate sales increased during 2007 compared to 2006 primarily as a result of a change in mix to higher-margin rural land sales. Other operating expenses increased in 2007 due to a $5.0 million termination fee paid to a third-party management company in our residential real estate segment, partially offset by lower administrative costs in our rural land sales segment. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate Expense.  Corporate expense, representing corporate general and administrative expenses, increased $1.3 million, or 4%, to $34.1 million in 2008 over 2007. Lower payroll related costs in 2008 attributable to staffing reductions were offset by additional deferred compensation expense. During early 2008, we granted certain members of management shares of restricted stock with vesting conditions based on our performance over a three-year period. We recognized approximately $3.3 million of additional expense related to these grants during 2008. We expect to incur future expense associated with additional equity grants going forward. In addition, 2008 corporate expense included a pension expense of $4.2 million related to settlement and curtailment charges in connection with the termination of employees.

Corporate expense decreased $18.5 million, or 36%, to $32.8 million in 2007 over 2006. The decrease was partially due to a decrease in total stock compensation costs of $6.8 million. Total stock compensation decreased because the 2006 period included the accelerated amortization of restricted stock related to the retirement of a former officer, and there were fewer overall equity plan participants and unvested outstanding stock options in 2007. Other general and administrative expenses decreased approximately $11.8 million during 2007 compared to 2006 primarily as a result of the completion of our 2006 marketing program, reduced litigation costs and overall cost savings initiatives.

Impairment Losses.  Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Our goodwill originated from the 1997 acquisition of certain assets of Arvida Company and its affiliates. We perform an annual year-end assessment, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. An impairment is considered to exist if fair value is less than the carrying amount of the assets, including goodwill. The estimated fair value is generally determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with the past performance of the reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

During our year-end assessment, we determined that our remaining goodwill was not recoverable based upon a discounted cash flow analysis. Accordingly, an impairment charge of $19.0 million was recorded in the residential real estate segment. In addition, we performed an impairment analysis related to our intangible assets and determined no adjustment was required at December 31, 2008.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. The continued decline in demand and market prices for residential real estate during 2008 caused us to evaluate certain carrying amounts within our residential real estate segment.

As a result of our property impairment analyses, we recorded aggregate impairment charges in our residential real estate segment of $40.3 million during 2008. In addition, we recorded a charge of $1.0 million related to the write down of a renegotiated builder note receivable during 2008.

As a result of our third quarter 2007 impairment analysis, we recorded an impairment charge of $13.6 million in the residential real estate segment. We announced on October 8, 2007 our plan to dispose of Sunshine State Cypress as part of a restructuring plan. Our estimate of its fair value based upon market analysis indicated that goodwill would not be recoverable. Accordingly, we recorded an impairment charge of $7.4 million in the fourth quarter of 2007 in our forestry segment to reduce the goodwill carrying value of Sunshine State Cypress to zero. In 2006, we also recorded a goodwill impairment charge of $1.5 million. The impairment charges related to Sunshine State Cypress are reported as part of our discontinued operations. We also recorded an impairment charge of $2.2 million to approximate fair value, less costs to sell, related to our investment in Saussy Burbank which was sold in 2007, which is also reported as part of our 2007 and 2006 discontinued operations.

Restructuring Charges.  Restructuring charges include termination benefits and the write-off of capitalized homebuilding costs in connection with our exit from the Florida homebuilding business and our corporate reorganization. We recorded restructuring charges of $4.3 million and $8.9 million in 2008 and 2007, respectively. The charges primarily relate to one-time termination benefits in connection with our employee headcount reductions. We recorded restructuring charges of $13.4 million during 2006 in connection with our exit from the Florida homebuilding business and a corporate reorganization. The charge included $9.3 million related to the write-off of previously capitalized homebuilding costs and $4.1 million related to one-time termination benefits. We estimate that $0.1 million of remaining costs related to our restructuring plans will be recognized in 2009. See Note 13 in our consolidated financial statements for further detail of our restructuring accrual.

Other (Expense) Income.  Other (expense) income consists primarily of investment income, interest expense, gains and losses on sales and dispositions of assets, fair value adjustment related to the retained interest of monetized installment note receivables, loss on early extinguishment of debt and other income. Total other (expense) income was $(36.6) million, $(4.7) million and $(9.6) million during 2008, 2007 and 2006, respectively.

Interest expense decreased $15.6 million during 2008 compared to 2007, primarily as a result of our reduced debt levels. Interest expense increased $6.1 million during 2007 compared to 2006 primarily as a result of an increase in average borrowings in 2007, as well as less capitalized interest. During 2008 we recorded a $30.6 million loss on early extinguishment of debt which consisted of $0.7 million related to the write-off of unamortized loan costs on our prior credit facility and $29.9 million in connection with the prepayment of our senior notes. The senior note costs included a $29.7 million make-whole payment and $0.2 million of unamortized loan costs, net of accrued interest.

Other, net decreased $10.4 million in 2008 compared to 2007 primarily due to recording a loss of $8.2 million related to the fair value adjustment of our retained interest in monetized installment note receivables and $1.9 million related to the write-off of net book value on abandoned property. These decreases were offset by the receipt in 2007 of a $3.5 million insurance settlement related to the defense of an outstanding litigation matter. Included in 2007 is a charge of $2.6 million related to the fair value adjustment of the retained interest in monetized installment note receivables and a $2.6 million contractor settlement within our residential segment. Gain on disposition of assets was $0.7 million and $8.0 million in 2008 and 2007, respectively, and represents the recognition of gain associated with three of the 17 buildings sold as part of our office building portfolio in which we have continuing involvement.

Other, net increased $2.8 million in 2007 compared to 2006. The net increase includes a receipt of a $3.5 million insurance settlement relating to the defense of an outstanding litigation matter in 2007 partially offset by a fair value adjustment of $2.6 million related to our retained interest in monetized installment notes receivable and $2.6 million related to a contractor settlement within our residential real estate segment. In addition, in 2006 other, net included a litigation provision of $4.9 million related to a 1996 sales commission dispute. Gain on disposition of assets was $8.0 million during 2007 and represents the gain associated with three of the 17 buildings sold as part of our office building portfolio and in which we have a continuing involvement as lessee.

Equity in (Loss) Income of Unconsolidated Affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates totaled $(0.3) million in 2008, $(5.3) million in 2007 and $8.9 million in 2006. Equity in (loss) income decreased from 2006 to 2008 due to lower earnings in our three remaining investments in residential joint ventures, which are now substantially sold out. During 2007, we recorded a $4.3 million equity in loss of unconsolidated affiliates related to our investment in ALP Liquidating Trust (f/k/a Arvida/JMB Partners, L.P.). This adjustment was recorded as a result of the trust reserving $25.3 million of its remaining net assets to satisfy all potential claims and obligations.

Income Tax (Benefit) Expense.  Income tax (benefit) expense, including income tax on discontinued operations, totaled $(27.6) million, $18.8 million and $31.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our effective tax rate was 43.5%, 32% and 38% for the years ended December 31, 2008, 2007 and 2006, respectively. Our effective tax rate increased in 2008 compared to 2007 due to the impact of certain permanent items. Our effective tax rate was lower in 2007 compared to 2008 and 2006 as a result of our 2007 settlement of contested tax positions related to years 2000 through 2004. This settlement resulted in an income tax benefit during the quarter ended March 31, 2007 of approximately $3.1 million for amounts previously reserved, which lowered our 2007 effective tax rate.

Discontinued Operations.  Income from discontinued operations primarily consists of the results associated with our sawmill and mulch plant (Sunshine State Cypress) currently classified as assets held for sale and the sales of our office building portfolio and Saussy Burbank. Income (loss), net of tax, totaled $(0.8) million, $28.1 million and $16.7 million in 2008, 2007 and 2006, respectively. Results for 2008 include the operating results of Sunshine State Cypress. Results for 2007 include the operating results of 14 of the 17 buildings in our commercial building portfolio (after tax income of $1.5 million), the gain associated with the sale of 14 buildings (after tax income of $29.1 million), the operations of Saussy Burbank (after tax income of $1.0 million), which included a pre-tax impairment charge of $2.2 million, and the operations of Sunshine State Cypress (after tax (loss) of $(3.5) million), which included a pre-tax goodwill impairment charge of $7.4 million.

Results for 2006 include the operating results of 14 of the 17 buildings in our commercial building portfolio (after tax (loss) of $(1.0) million), the gain associated with the sale of four buildings (after tax income of $10.4 million), the operations of Saussy Burbank (after tax income of $8.0 million), and the operations of Sunshine State Cypress (after tax (loss) of $(0.6) million).

Segment Results

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, primary and seasonal residential communities, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee.

Our residential sales have declined precipitously from 2006 to 2008 (91%) due to the collapse of the housing markets in Florida. Inventories of resale homes and homesites remain high in our markets and prices have declined. With the U.S. and Florida economies battling rising foreclosures, severely restrictive credit, significant inventories of unsold homes and worsening economic conditions, predicting when real estate markets will return to health remains difficult. Currently, we do not expect any significant favorable change in these trends during 2009.

In 1997, we recorded goodwill in our residential real estate segment in connection with our acquisition of certain assets of Arvida Company and its affiliates. Based on the continued worsening of the residential real estate markets in 2008 we have now determined that the remaining goodwill related to this acquisition is not recoverable based upon a discounted cash flow analysis. Accordingly, an impairment of $19.0 million was recorded in the residential real estate segment in the fourth quarter of 2008 to reduce the carrying amount of the goodwill to zero.

Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed. The overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment may not be recoverable. As a result of our impairment analyses for 2008, we recorded aggregate impairment charges of $41.3 million, consisting of $12.0 million related to completed homes in several communities, $28.3 million related to our SevenShores condominium project, and $1.0 million related to the write down of a renegotiated builder note receivable.

The Seven Shores condominium project was written down in the fourth quarter of 2008 to approximate the fair market value of land entitled for 278 condominium units. This write-down was necessary because we elected not to exercise our option to acquire additional land under our option agreement. Certain costs had previously been incurred with the expectation that the project would include 686 units. Given the reduced potential scope of the project, we do not believe that those costs are recoverable.

In 2007 we recorded impairments totaling $13.6 million due to the adverse market conditions for residential real estate. Approximately $5.2 million of the impairments related to capitalized costs at certain projects due to changes in development plans, approximately $7.8 million related primarily to the reduction in market value of completed spec homes in several communities and approximately $0.6 million related to the modified terms of certain promissory notes.

Currently, customers for our developed homesites include both individual purchasers and national, regional and local homebuilders. Many of these homebuilders are also experiencing financial difficulties during this current weak real estate market. As a result, some of these homebuilders are choosing to delay or forego purchasing additional homesites, and some have cancelled existing purchase commitments with us, or have sought to renegotiate such commitments on more favorable terms.

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank (see Discontinued Operations below). Our exit from the Florida homebuilding business announced in 2006 was substantially completed in 2007.

The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues:
Real estate sales	$28.6	$119.0	$317.6
Rental revenues	1.4	1.3	0.7
Other revenues	41.3	40.9	40.1

Total revenues	71.3	161.2	358.4

Expenses:
Cost of real estate sales	24.1	77.2	221.5
Cost of rental revenues	0.5	0.6	—
Cost of other revenues	46.6	43.1	43.5
Other operating expenses	42.9	55.5	47.5
Depreciation and amortization	11.8	11.9	11.2
Impairment loss	60.3	13.6	—
Restructuring charge	1.2	4.1	12.3

Total expenses	187.4	206.0	336.0

Other income	0.1	0.8	1.4

Pre-tax (loss) income from continuing operations	$(116.0)	$(44.0)	$23.8

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Real estate sales include sales of homes and homesites. Cost of real estate sales for homes and homesites includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$17.9	$10.1	$28.0	$58.4	$57.6	$116.0
Cost of sales:
Direct costs	12.9	5.6	20.2	36.3	24.5	60.8
Selling costs	1.0	0.6	1.6	2.9	2.0	4.9
Other indirect costs	3.5	0.4	2.2	8.2	3.0	11.2

Total cost of sales	17.4	6.6	24.0	47.4	29.5	76.9

Gross profit	$0.5	$3.5	$4.0	$11.0	$28.1	$39.1

Gross profit margin	3%	35%	14%	19%	49%	34%

The decreases in the amounts of real estate sales, gross profit and gross profit margin were due to adverse market conditions causing decreases in home and homesite closings and selling prices in most of our communities. Also included in real estate revenues and cost of sales are land sales of $0.6 and $3.0 million and land cost of sales of $0.1 and $0.3 million for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth home and homesite sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	8	$8.6	$8.3	$0.3	20	$23.1	$19.3	$3.8
Multi-family homes	—	—	—	—	1	0.9	0.6	0.3
Homesites	21	6.7	3.5	3.2	47	36.6	12.9	23.7
Primary
Single-family homes	1	0.3	0.3	0.0	15	4.4	3.5	0.9
Townhomes	—	—	—	—	5	1.1	0.9	0.2
Homesites	23	1.3	1.0	0.3	178	14.2	9.4	4.8
Northeast Florida:
Primary
Single-family homes	2	0.9	1.0	(0.1)	9	4.3	4.0	0.3
Homesites	3	0.2	0.1	0.1	29	2.0	1.1	0.9
Central Florida:
Primary
Single-family homes	10	4.5	4.4	0.1	20	11.8	9.2	2.6
Multi-family homes	9	3.1	2.9	0.2	39	5.7	4.0	1.7
Townhomes	3	0.5	0.5	0.0	15	7.1	5.9	1.2
Homesites	42	1.9	2.0	(0.1)	100	4.8	6.1	(1.3)

Total	122	$28.0	$24.0	$4.0	478	$116.0	$76.9	$39.1

For additional information about our residential projects, see the table “Summary of Land-Use Entitlements — Active JOE Residential and Mixed-Use Projects” in the Business section above.

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

In addition to adverse market conditions, the following factors also contributed to the results of operations shown above:

•	For our Northwest Florida resort and seasonal communities, included in 2007 was the recognition of $7.0 million of deferred revenue on our SummerCamp Beach community as the required infrastructure was completed.

•	In our Northwest Florida primary communities we closed on our last remaining home in the Palmetto Trace community in 2008. Gross profit percentage for homesites decreased to 23% in 2008 as compared to 33% in 2007, due to the sales of lower margin builder lots in our SouthWood community.

•	In our Northeast Florida communities, we had only a limited number of homes available as St. Johns Golf and Country Club is now fully built out.

•	In our Central Florida communities, the negative gross profit in homesite sales is due to bulk sales to a national homebuilder. These sales have potential profit participation expected to be recognized in future periods.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf, club and marina operations and brokerage activities. Other revenues were $41.3 million in 2008 with $46.6 million in related costs, compared to revenues totaling $40.9 million in 2007 with $43.1 million in related costs. The increases in other revenues and related costs were primarily due to the addition of the operating results for the Bay Point Marina, Shark’s Tooth Golf Course and a restaurant at Windmark Beach which were not fully operational during 2007. Partially offsetting these increases was a decrease in occupancy and increased costs associated with the transition to third party management at our WaterColor Inn property.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $42.9 million in 2008 compared to $55.5 million in 2007. Decreases in payroll related costs were partially offset by costs related to our real estate projects that were expensed in 2008 instead of capitalized. Other operating expenses for 2007 included a $5.0 million termination fee paid to a third party management company.

We recorded a restructuring charge in our residential real estate segment of $1.2 million during 2008 compared to $4.1 million in 2007 in connection with our headcount reductions and business changes.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth the components of our real estate sales and cost of real estate sales:

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$58.4	$57.6	$116.0	$247.3	$69.3	$316.6
Cost of sales:
Direct costs	36.3	24.5	60.8	153.9	31.4	185.3
Selling costs	2.9	2.0	4.9	11.8	1.7	13.5
Other indirect costs	8.2	3.0	11.2	18.9	3.0	21.9

Total cost of sales	47.4	29.5	76.9	184.6	36.1	220.7

Gross profit	$11.0	$28.1	$39.1	$62.7	$33.2	$95.9

Gross profit margin	19%	49%	34%	25%	48%	30%

Also included in real estate revenues and cost of sales are land sales of $3.0 million and $1.0 million and land cost of sales of $0.3 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively.

The following table sets forth home and homesite sales activity by geographic region and property type, excluding Rivercrest and Paseos, two 50% owned affiliates that are not consolidated and are accounted for using the equity method of accounting.

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	20	$23.1	$19.3	$3.8	20	$21.8	$16.8	$5.0
Multi-family homes	1	0.9	0.6	0.3	—	—	—	—
Homesites	47	36.6	12.9	23.7	67	32.5	12.0	20.5
Primary
Single-family homes	15	4.4	3.5	0.9	201	62.8	49.9	12.9
Townhomes	5	1.1	0.9	0.2	43	6.7	5.4	1.3
Homesites	178	14.2	9.4	4.8	231	14.6	8.4	6.2
Northeast Florida:
Primary
Single-family homes	9	4.3	4.0	0.3	54	28.1	21.8	6.3
Homesites	29	2.0	1.1	0.9	7	1.1	0.5	0.6
Central Florida:
Primary
Single-family homes	20	11.8	9.2	2.6	183	81.5	56.7	24.8
Multi-family homes	39	5.7	4.0	1.7	136	27.6	17.9	9.7
Townhomes	15	7.1	5.9	1.2	60	18.8	16.1	2.7
Homesites	100	4.8	6.1	(1.3)	258	21.1	15.2	5.9

Total	478	$116.0	$76.9	$39.1	1,260	$316.6	$220.7	$95.9

For additional information about our residential projects, see the table “Summary of Land-Use Entitlements — Active JOE Residential and Mixed-Use Projects” in the Business section above.

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

In our Northwest Florida resort and seasonal communities, units closed and revenues on home sales in 2007 were slightly higher than 2006. Contributing to the higher revenues in 2007 was the sale of a single family home at WaterSound Beach for $3.4 million. Gross profit and gross margin decreased due to higher warranty and construction costs in our WaterSound Beach community, and the average sales price decreased slightly to $1.14 million in 2007 compared to $1.16 million in 2006. Homesite closings were lower in 2007, but revenues, gross profit and profit margin were higher as compared to 2006 due to the sale of 3 beachfront lots with an average sales price of $2.0 million and a profit margin of 75%, and the recognition of $7.0 million of deferred revenue on our SummerCamp Beach community as the required infrastructure was completed.

In our Northeast Florida communities, home closings, revenues and gross profit decreased in 2007 due primarily to limited availability of product. Homesite closings, revenues and gross profit increased in 2007 as sales commenced in the fourth quarter of 2007 at our RiverTown community. Gross margin decreased due to the sale of lower margin builder lots.

In our Central Florida communities, home and homesite closings, revenues and gross profit decreased in 2007 compared to 2006 due to adverse market conditions. Homesites had a negative gross profit of ($1.3) million in 2007 due to bulk sales to a national homebuilder. These sales have potential profit participation expected to be recognized in future periods.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort and club operations and brokerage activities. Other revenues were $40.9 million in 2007 with $43.1 million in related costs, compared to revenues totaling $40.1 million in 2006 with $43.5 million in related costs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $55.5 million in 2007 as compared to $47.5 million in 2006. The increase was primarily due to the recording of a $5.0 million termination fee paid to a third-party management company during the third quarter of 2007 and less capitalized costs due to our exit from homebuilding.

We recorded a restructuring charge in our residential real estate segment of $4.1 million in 2007 in connection with our exit from the Florida homebuilding business and corporate reorganization, as compared to $12.3 million in 2006.

Other income in 2007 included interest and miscellaneous income totaling $3.4 million offset by a $2.6 million charge for a claim settled in September 2007 with a contractor at WaterSound Beach.

Discontinued Operations

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, Saussy Burbank, to an investor group based in Charlotte, North Carolina. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory. The results of Saussy Burbank have been reported as discontinued operations in the years ended December 31, 2007 and 2006. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

The table below sets forth the operating results of our discontinued operations of Saussy Burbank for the periods shown.

	Years Ended December 31,
	2007	2006
	(In millions)

Saussy Burbank — Residential Segment
Aggregate revenues	$132.9	$182.3

Pre-tax income	1.5	12.9
Income taxes	0.6	4.9

Income from discontinued operations	$0.9	$8.0

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office and commercial uses. We sell and develop commercial land and provide development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Like residential real estate, the markets for commercial real estate, particularly retail, are weak.

The table below sets forth the results of our continuing operations of our commercial real estate segment for the three years ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues:
Real estate sales	$3.9	$27.6	$48.5
Rental revenues	0.1	1.3	2.9
Other revenues	—	0.1	0.9

Total revenues	4.0	29.0	52.3

Expenses:
Cost of real estate sales	2.8	13.8	18.6
Cost of rental revenues	0.1	0.9	1.9
Other operating expenses	4.2	5.9	7.0
Depreciation and amortization	0.1	0.6	2.1
Restructuring charge	0.1	0.4	0.1

Total expenses	7.3	21.6	29.7

Other income (expense)	1.0	8.3	1.7

Pre-tax (loss) income from continuing operations	$(2.3)	$15.7	$24.3

The markets for commercial real estate have experienced a significant downturn since 2005, and revenues in the commercial real estate segment have steadily declined as a result. In addition to the negative effects of the prolonged downturn in demand for residential real estate, commercial real estate markets are also being negatively affected by the current economic recession. Currently, we do not expect any favorable change in these trends during 2009.

We continue to focus our efforts on attracting national and regional retail users and other commercial developers to our properties in Northwest Florida. Going forward, we intend to seek to partner with third parties for the development of new commercial projects, as well as sell entitled land to developers and investors. In August 2008, we signed a joint venture agreement with Glimcher Realty Trust to jointly develop an anchored retail shopping center on 58 acres across from Pier Park along Highway 98 in Panama City Beach. The development is subject to obtaining third-party financing and certain minimum leasing commitments.

Real Estate Sales.  Commercial land sales for the three years ended December 31, 2008 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	Per Acre(1)	Proceeds	Revenue		on Sales
	(In millions)

Year Ended December 31, 2008	8	39	$92.0	$3.6	$3.9	(2)	$1.1	(2)

Year Ended December 31, 2007	33	110	$250.1	$27.6	$27.6	(3)	$13.8	(3)

Year Ended December 31, 2006	28	244	$200.4	$48.9	$48.5	(4)	$29.9	(4)

(1)	Average price per acre in thousands.

(2)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.3 million and $0.1 million, respectively.

(3)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.0 and $0.4 million, respectively.

(4)	Net of deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Included in the 2007 results were sales of four parcels primarily in Texas considered non-core holdings totaling $4.4 million for a gross profit of $1.0 million.

In 2008, the commercial segment had a $451,000 per acre average sales price on the retail land portfolio as compared to $382,000 in 2007 and $248,000 in 2006. In the commerce/industrial park portfolio the average sales price per acre in 2008 was $102,000 as compared to $210,000 in 2007 and $215,000 in 2006. In 2008, there was also one multi-family sale at an average sales price per acre of $74,000.

For additional information about our Commerce Parks, see the table “Summary of Additional Commercial Land-Use Entitlements” in the Business section above.

Dispositions of Assets.  During 2007, we closed on the sale of our office building portfolio, containing 17 buildings with approximately 2.25 million net rentable square feet, for an aggregate sales price of $377.5 million. As discussed earlier, three of the 17 buildings have been reported in continuing operations and the remaining 14 have been reported in discontinued operations. Considering the significant increase in office building valuations in the years prior to the sale, we believe that we achieved optimum pricing for our office building portfolio, especially in light of the subsequent decline in the market for commercial office buildings. We have no current plans to acquire additional office buildings.

The results of the three buildings reported in continuing operations are shown in the following table:

	Years Ended December 31,
	2007	2006
	(In millions)

Commercial Buildings:
Aggregate revenues	$1.5	$2.9

Pre-tax income (loss)	—	(1.2)
Pre-tax gain on sale	8.0	—
Income tax expense (benefit)	0.6	(0.5)

Income (loss) from continuing operations, net of tax	$7.4	$(0.7)

Discontinued operations include the sale and results of operations of our 14 buildings sold in 2007, and four buildings sold in 2006 as shown in the following table. The operations of these buildings are included in discontinued operations through the dates that they were sold:

	Years Ended December 31,
	2007	2006
	(In millions)

Commercial Buildings — Commercial Segment:
Aggregate revenues	$18.1	$40.1

Pre-tax income (loss)	2.5	(1.7)
Pre-tax gain on sale	47.8	16.7
Income taxes	19.6	5.7

Income from discontinued operations	$30.7	$9.3

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three years ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues:
Real estate sales	$162.0	$161.2	$89.9

Expenses:
Cost of real estate sales	26.2	54.8	7.4
Other operating expenses	4.4	5.3	10.6
Depreciation and amortization	0.1	0.2	0.3
Restructuring charge	—	1.4	0.2

Total expenses	30.7	61.7	18.5

Other income	1.2	0.3	1.1

Pre-tax income from continuing operations	$132.5	$99.8	$72.5

Rural land sales for the three years ended December 31, 2008 are as follows:

	Number	Number of	Average Price	Gross Sales	Gross
Period	of Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

2008	26	107,677	$1,505	$162.0	$135.9
2007	44	105,963	$1,522	$161.3	$106.5
2006	84	34,336	$2,621	$89.9	$82.5

During 2008 and 2007, we relied on rural land sales as a significant source of revenues due to the continuing downturn in our residential and commercial real estate markets. We consider the land sold to be non-strategic as these parcels would require a significant amount of time before realizing a higher and better use than timberland. Demand for our rural land remains steady, and we expect to continue to rely on rural land sales as a significant source of revenues in the future, although to a lesser extent than in 2008 and 2007. We are carefully monitoring, however, any impact that the current economic environment may have on pricing or overall demand for rural land.

During 2008, we closed the following significant sales:

•	18,552 acres in Liberty and Gulf Counties for $24.7 million, or an average price of $1,330 per acre.

•	23,743 acres in Liberty County for $36.3 million, or an average price of $1,530 per acre.

•	2,784 acres in Taylor County for $12.5 million, or an average price of $4,500 per acre.

•	29,742 acres primarily within Liberty and Wakulla Counties for $39.5 million, or an average price of $1,330 per acre.

•	29,343 acres primarily within Leon County, Florida and Stewart County, Georgia, for $38.4 million, or an average price of $1,308 per acre.

During 2007, we closed the following significant sales:

•	19,989 acres in Wakulla and Jefferson Counties for $28.5 million, or an average price of $1,425 per acre.

•	33,035 acres in Southwest Georgia for $46.4 million, or an average price of $1,405 per acre.

•	26,943 acres in Liberty and Gadsden Counties for $34.5 million, or an average price of $1,281 per acre.

•	3,024 acres in Wakulla County for $9.1 million, or an average price of $3,000 per acre.

•	15,250 acres in Liberty County for $19.1 million, or an average price of $1,251 per acre.

During 2006, we sold two large tracts of land totaling 15,469 acres for an average price of $1,700 per acre.

Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another. Cost of sales increased during 2007 compared to 2006 primarily due to a higher cost basis associated with the sale of our southwest Georgia property, which we purchased in 2005.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. In addition, we own the assets of a sawmill and mulch plant, Sunshine State Cypress, which no longer conducts operations. On October 8, 2007 we announced our intent to sell Sunshine State Cypress. We expect to complete the sale of its inventory and equipment assets during 2009. The results of operations for Sunshine State Cypress are set forth below as discontinued operations.

The table below sets forth the results of our continuing operations of our forestry segment for the three years ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006
	(In millions)

Revenues:
Timber sales	$26.6	$25.8	$24.3
Expenses:
Cost of timber sales	19.8	20.8	18.1
Other operating expenses	1.9	1.7	1.6
Depreciation and amortization	2.5	2.6	2.4
Restructuring charge	0.2	0.1	—

Total expenses	24.4	25.2	22.1

Other income (expense)	1.7	2.3	3.2

Pre-tax income from continuing operations	$3.9	$2.9	$5.4

Total 2008 revenues for the forestry segment increased $0.8 million, or 3%, compared to 2007. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”) which expires on June 30, 2012. Although Smurfit-Stone recently filed for bankruptcy protection, the supply agreement remains in effect at this time. Sales under this agreement were $12.9 million (691,000 tons) in 2008 and $13.3 million (745,800 tons) in 2007.

Sales to customers other than Smurfit-Stone totaled $13.4 million (687,000 tons) in 2008 as compared to $12.5 million (713,000 tons) in 2007. The increase is primarily due to a change in product mix comprised of higher average per ton selling prices in 2008.

Our 2008 sales revenue also included $0.3 million related to land management services performed in connection with certain conservation properties. We plan to seek other customers for our conservation land management services.

Cost of sales for the forestry segment decreased $1.0 million in 2008 compared to 2007. Gross margins as a percentage of revenue were 26% and 19% in 2008 and 2007, respectively. The increase in margin was primarily due to decreased cut and haul costs and the mix of products sold.

Other income decreased $0.6 million in 2008 compared to 2007 primarily due to a decrease in hunting lease income as a result of our reduced land holdings.

Total 2007 revenues for the forestry segment increased $1.5 million, or 6%, compared to 2006. Sales under our wood fiber supply agreement with Smurfit-Stone were $13.3 million (745,800 tons) in 2007 and $13.0 million (692,600 tons) in 2006. Sales to other customers totaled $12.5 million (713,000 tons) in 2007 as compared to $11.3 million (623,300 tons) in 2006. The increase in revenue and tons sold under the supply agreement and to other customers resulted from our ability to harvest more solid wood products due to better operating conditions and planning.

Cost of sales for the forestry segment increased $2.7 million in 2007 compared to 2006. Gross margins as a percentage of revenue were 19% and 26% in 2007 and 2006, respectively. The decrease in margin was primarily due to lower pulpwood sales prices under the terms of the supply agreement and an increase in cut and haul costs as a result of higher volume levels and increased fuel costs.

Other income decreased $0.9 million in 2007 compared to 2006 primarily due to a decrease in hunting lease income as a result of our reduced land holdings.

Discontinued operations for the years ended December 31 include the operations of Sunshine State Cypress, Inc. which as of December 31, 2008 and 2007 we classified as held for sale as shown in the following table:

	2008	2007	2006
	(In millions)

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$6.7	$7.7	$5.6

Pre-tax income (loss)	(1.6)	(5.7)	(1.0)

Income taxes (benefit)	(0.6)	(2.2)	(0.4)

Income (loss) from discontinued operations	$(1.0)	$(3.5)	$(0.6)

During 2007 we announced our plan to dispose of Sunshine State Cypress as part of our restructuring plan. Our estimate of fair value based upon market analysis indicated that its goodwill would not be recoverable. Accordingly, in 2007 we recorded an impairment charge of $7.4 million pre-tax which includes $7.3 million to reduce the goodwill carrying value of Sunshine State Cypress to zero and $0.1 million of estimated selling costs. The effect of suspending depreciation was approximately $0.2 million in 2008.

During 2006, we determined the fair value of Sunshine State Cypress was less than the carrying value and recorded an impairment loss to reduce the carrying amount of goodwill from $8.8 million to $7.3 million. This resulted in a pre-tax impairment loss of $1.5 million.

Liquidity and Capital Resources

We generated cash during 2008 from:

•	Sales of land holdings and other assets;

•	Operations;

•	Borrowings from financial institutions;

•	Issuances of equity from the sale of stock and exercise of employee stock options; and

•	Tax refunds.

We used cash during 2008 for:

•	Operations;

•	Real estate development and construction;

•	Repayments of debt; and

•	Payments of taxes.

As of December 31, 2008, we had cash and cash equivalents of $115.5 million, compared to $24.3 million as of December 31, 2007. Our increase in cash and cash equivalents in 2008 primarily relates to our operating and financing activities as described below.

We invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.

We believe that our current cash and cash equivalents, credit facility and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures through the next twenty-four months.

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

Net cash provided by (used in) operations was $48.5 million during 2008 compared to $(209.3) million during 2007 and $(143.9) million in 2006. Expenditures relating to our residential real estate segment in 2008, 2007 and 2006 were $28.5 million, $214.3 million and $531.4 million, respectively. The 2008 expenditures were net of an $11.6 million reimbursement received from a community development district (“CDD”) bond issue at one of our residential communities. Expenditures for operating properties in 2008, 2007 and 2006 totaled $6.1 million, $13.2 million and $55.6 million, respectively, and were made up of commercial land development and residential club and resort property development.

The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. For the past four years, we have devoted significant resources to the development of several new large-scale residential communities, including WindMark Beach, RiverTown and WaterSound. Because of adverse market conditions and the substantial progress on these large-scale developments, we reduced our capital expenditures in 2008 compared to 2007 and 2006. We expect our 2009 capital expenditures to remain consistent with 2008. We anticipate that future capital commitments will be funded through our operating funds and credit facility.

We intend to limit our capital investments going forward by shifting more development costs to a range of best-of-class strategic business partners that include branded builders, project developers and venture partners. Capital investment for horizontal development is being limited to our most strategic and valuable places.

The 2007 expenditures also included the purchase of the Greg Norman-designed Shark’s Tooth Golf Club, together with 28 fully-developed homesites in the Wild Heron community, additional land parcels and a beach club, all near Panama City Beach, Florida, for approximately $30.0 million.

Our current income tax receivable (payable) was $32.3 million at December 31, 2008 and $(8.1) million at December 31, 2007, respectively. We anticipate we will receive the majority of our tax receivable within the next twelve months which will provide us with additional liquidity. Our net deferred income tax liability was $61.5 million and $83.5 million at December 31, 2008 and December 31, 2007, respectively. The overall decrease in our net deferred tax liability was primarily a result of an increase in our deferred tax assets, which resulted from increased state operating loss carryforwards and impairment / goodwill adjustments. In 2007 we made $188.5 million in tax payments, which included $86.0 million related to an IRS settlement for the years 2000 through 2004 in the first quarter of 2007. The disposition of our office building portfolio also required us to make significant estimated tax payments during 2007.

Our accrued liabilities were $92.6 million and $112.2 million at December 31, 2008 and December 31, 2007, respectively. The decrease was primarily attributed to reduced accruals related to interest, compensation and restructuring reserves.

During 2008 and 2007, we increased our operating cash flows as a result of large tract rural land sales. During 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We received $96.1 million in net cash proceeds from the monetization of these installment notes. During 2007, we sold 53,024 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $74.9 million. These notes were subsequently monetized for $66.9 million in net cash proceeds.

We will continue to consider large tract rural land sales as a source of operating cash flows in the future.

Cash Flows from Investing Activities

Cash flows from investing activities include cash flows from the sale of office buildings, the sale of other assets not held for sale, distributions of capital from unconsolidated affiliates, acquisitions of property using tax deferred proceeds and the purchase of fixed assets. Net cash (used in) provided by investing activities was $(1.4) million in 2008 compared to $326.7 million in 2007 and $29.9 million in 2006.

During 2008, we purchased property, plant and equipment of $2.3 million, $0.7 million of which related to capital costs associated with the upgrade of our financial systems.

During the second and third quarters of 2007, we closed on the sale of our office building portfolio, containing 17 buildings with approximately 2.3 million net rentable square feet, for an aggregate sales price of $377.5 million. We also defeased approximately $29.3 million of mortgage debt in connection with the sale. Net proceeds from the sale were used to pay taxes and pay down debt.

On May 3, 2007, we sold Saussy Burbank, our mid-Atlantic homebuilding operations. The sales price was $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing. The remaining balance outstanding on the seller financing at December 31, 2008 was $16.7 million. Net proceeds from this transaction were used to pay taxes and pay down debt.

On April 25, 2007, we purchased the Bay Point Marina in Bay County near Panama City Beach, Florida for approximately $9.8 million.

Net cash provided in 2006 primarily was a result of $52.8 million in proceeds related to the sales of office buildings.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $44.2 million in 2008, $(130.0) million in 2007 and $(51.7) million in 2006. The cash provided by financing activities in 2008 was primarily attributable to the sale of 17,145,000 shares of our common stock at a price of $35.00 per share which was completed during the first quarter. We received net proceeds of $580 million in connection with the public offering which were primarily used to pay down our debt as described below.

As previously discussed, we monetized notes receivable from rural land installment sales in 2008 and 2007. Proceeds from these transactions were used to pay down debt.

Proceeds from our common stock offering were used to prepay in full on April 4, 2008 senior notes with an outstanding principal amount of $240.0 million together with a make-whole amount of approximately $29.7 million. In addition, we recorded a non-cash expense of approximately $0.9 million attributable to the write-off of unamortized loan costs, net of accrued interest, associated with the senior notes and prior credit facility. As a result, we recognized a charge of $30.6 million during 2008 related to the early extinguishment of debt.

CDD bonds financed the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with EITF Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded debt of $11.9 million and $35.7 million related to CDD bonds as of December 31, 2008 and December 31, 2007, respectively. We retired approximately $30.0 million of CDD debt with the proceeds of our common stock offering during 2008.

We also used proceeds from the common stock offering to prepay in full a $100 million term loan and the entire outstanding balance (approximately $160 million) of our previous $500 million senior revolving credit facility. That facility was terminated in September 2008.

In September 2008, we entered into a new $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. We have the option to request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication on a best efforts basis. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. No funds have been drawn on the Credit Agreement as of December 31, 2008. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. We have pledged 100% of the membership interests in our largest subsidiary, St. Joe Timberland Company of Delaware, LLC, as security for the credit facility. We have also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

The interest rate for each borrowing under the Credit Agreement is based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%. The Credit Agreement also requires the payment of quarterly fees ranging from 0.125% to 0.35% based on the Debt to Total Asset Value ratio during the applicable period. The interest margin and quarterly fee as of December 31, 2008 were 1.0% and 0.15%, respectively. We paid approximately $0.9 million in fees to BB&T in connection with the closing of the new facility and wrote off approximately $0.7 million of fees related to the prior revolving credit facility. The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. We were in compliance with our debt covenants at December 31, 2008.

Although we remained in compliance with our net worth covenant at December 31, 2008, charges related to our pension plan and asset impairments for the third and fourth quarters of 2008 had a negative impact on our tangible net worth. As a result, we have twice amended our Credit Agreement to provide for a lower minimum tangible net worth requirement. The current required level of $900 million will provide us with greater flexibility to withstand the current economic recession and the difficult conditions in our real estate markets.

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at December 31, 2008. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program in 1998 to December 31, 2008 we have repurchased from shareholders 27,945,611 shares. During 2006, we repurchased from shareholders 948,200 shares. During 2008 and 2007, as real estate market conditions continued to decline, we chose not to use cash for the repurchase of shares. Given the challenges presented by the current operating environment, we will continue to be prudent in our approach to share repurchase activity until market conditions improve. As a result, we do not expect to repurchase any shares during 2009.

Executives have surrendered a total of 2,388,974 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. For 2008, 2007 and 2006, 77,077 shares worth $2.8 million, 58,338 shares worth $2.1 million and 148,417 shares worth $7.6 million, respectively, were surrendered by executives for the cash payment of taxes due on exercised stock options and vested restricted stock.

We eliminated our quarterly dividend during the fourth quarter 2007. We paid dividends of $35.6 million and $47.7 million in 2007 and 2006, respectively.

Cash flows from discontinued operations are reported in the consolidated statement of cash flows as operating, investing and financing along with our continuing operations.

Off-Balance Sheet Arrangements

During 2008 and 2007, we sold 79,031 acres and 53,024 acres, respectively, of timberland in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million and $74.9 million, respectively. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified special purpose entities (“QSPEs”) established in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPE’s financial position and results are not consolidated in our financial statements.

During 2008 and 2007, the QSPEs monetized $108.4 million and $74.9 million, respectively, of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $96.1 million and $66.9 million in net proceeds were distributed to us during 2008 and 2007, respectively. The debt securities are payable solely out of the assets of the QSPEs and proceeds from the letters of credit. The investors in the QSPEs have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all QSPEs of $9.5 million for all installment notes monetized through December 31, 2008, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates. In accordance with EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets”, fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. We did not record any impairment adjustments as a result of changes in previously projected cash flows during 2008 or 2007. We deferred approximately $97.1 million and $63.4 million of gain for income tax purposes through this QSPE/installment sale structure during 2008 and 2007, respectively.

Contractual Obligations and Commercial Commitments at December 31, 2008

	Payments Due by Period
		Less Than			More Than
Contractual Cash Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Debt(2)	$49.6	$5.0	$3.2	$1.2	$40.2
Interest related to community development district debt	14.4	0.8	1.6	1.6	10.4
Purchase obligations(3)	8.6	8.6	—	—	—
Operating leases	7.7	2.7	5.0	—	—

Total Contractual Cash Obligations	$80.3	$17.1	$9.8	$2.8	$50.6

(1)	Excludes FIN 48 tax liability of $1.8 million due to uncertainty of payment period.

(2)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $28.9 million, which will be paid by pledged treasury securities.

(3)	These aggregate amounts include individual contracts in excess of $0.25 million.

	Amount of Commitment Expirations per Period
	Total Amounts	Less Than			More Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Surety bonds	$51.3	$49.6	$1.7	$—	$—
Standby letters of credit	2.8	2.5	0.3	—	—

Total Commercial Commitments	$54.1	$52.1	$2.0	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk related to our Credit Agreement. As of December 31, 2008, we had no amounts drawn under our Credit Agreement. The interest rate for each borrowing under the Credit Agreement is based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%. The Credit Agreement also requires the payment of quarterly fees ranging from 0.125% to 0.35% based on the Debt to Total Asset Value ratio during the applicable period. The interest margin and quarterly fee as of December 31, 2008 were 1.0% and 0.15%, respectively.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2008.

Expected Contractual Maturities

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
	($ in millions)

Long-term Debt
Fixed Rate	$5.0	$2.2	$0.5	$0.5	$0.6	$40.8	$49.6	$49.6
Wtd. Avg. Interest Rate	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%

Management estimates the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2008, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rates and market values.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and related notes on pages F-2 to F-42 and the Report of Independent Registered Public Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference.

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

(b) Changes in Internal Control Over Financial Reporting.  During the quarter ended December 31, 2008 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders
The St. Joe Company:

We have audited The St. Joe Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2008 and the related financial statement schedule, and our report dated February 24, 2009, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 24, 2009

Item 9B.	Other Information.

Amendment of a Material Definitive Agreement

We have a credit agreement with Branch Banking & Trust Company for a $100 million revolving credit facility (the “Credit Agreement”). On February 20, 2009, we amended the Credit Agreement to lower our required minimum tangible net worth amount to $900 million. This change will provide us with greater flexibility to withstand the current economic recession and the difficult conditions in our real estate markets. A copy of the Second Amendment to Credit Agreement is filed as Exhibit 10.3 hereto and is incorporated by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, nominees for director, executive officers and certain corporate governance matters is described in our proxy statement relating to our 2009 annual meeting of shareholders to be held on May 12, 2009 (the “proxy statement”). This information is set forth in the proxy statement under the captions “Proposal No. 1 — Election of Directors”, “Executive Officers”, and “Corporate Governance and Related Matters.” This information is incorporated by reference.

Item 11.	Executive Compensation

Information concerning compensation of our executive officers for the year ended December 31, 2008, is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference.

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

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2008:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	524,580	$32.73	552,995
Equity compensation plans not approved by security holders	—	—	—

Total	524,580	$32.73	552,995

For additional information regarding our equity compensation plans, see Note 2 to the consolidated financial statements under the heading, “Stock-Based Compensation”.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2008 and director independence is set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our proxy statement. This information is incorporated by reference.

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

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed on December 17, 2004).
10.1	Credit Agreement dated September 19, 2008 by and among the registrant and Branch Banking and Trust Company, as agent and lender, and BB&T Capital Markets, as lead arranger ($100 million credit facility) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 24, 2008).
10.2	First Amendment to Credit Agreement dated October 30, 2008 by and among the registrant and Branch Banking and Trust Company, as agent and lender (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.3	Second Amendment to Credit Agreement dated February 20, 2009 by and among the registrant and Branch Banking & Trust Company, as agent and lender.
10.4	Employment Agreement between the registrant and Peter S. Rummell dated August 19, 2003 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.5	First Amendment to Employment Agreement between the registrant and Peter S. Rummell dated January 1, 2008 (regarding Section 409A compliance) (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.6	Summary of compensation terms for Peter S. Rummell as Chairman of the Board (incorporated by reference to the information set forth under the caption “Retirement of Peter S. Rummell” in the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.7	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.8	Form of First Amendment to Executive Employment Agreement (regarding Section 409A compliance) (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.9	Second Amendment to Employment Agreement of Wm. Britton Greene dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.10	Employment Agreement of Stephen W. Solomon dated April 1, 1999.
10.11	First Amendment to Employment Agreement of Stephen W. Solomon.
10.12	Severance Agreement of Stephen W. Solomon dated April 1, 1999.
10.13	First Amendment to Severance Agreement of Stephen W. Solomon.
10.14	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.15	Deferred Capital Accumulation Plan, as amended and restated effective December 31, 2008.
10.16	Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008.
10.17	1999 Employee Stock Purchase Plan, dated November 30, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.18	Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.19	Second Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.20	Third Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.24 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number	Description

10.21	Fourth Amendment to the 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.22	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.23	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.24	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.25	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.26	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.23 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.27	Form of Restricted Stock Agreement-Bonus Award (incorporated by reference to Exhibit 10.24 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.28	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on September 23, 2004).
10.29	Form of Amendment to Restricted Stock Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.30	Form of Stock Option Agreement for use with grants on or after July 27, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.31	Form of Restricted Stock Agreement for use with grants on or after July 27, 2006 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.32	Form of Restricted Stock Agreement (February 2008 grants with performance-based vesting conditions) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.33	Form of First Amendment to Restricted Stock Agreement (February 2008 grants with performance-based vesting conditions).
10.34	Form of Restricted Stock Agreement (February 2009 grants with performance-based vesting conditions).
10.35	Form of Non-Employee Director Stock Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2005).
10.36	Form of Director Election Form describing Board compensation.
10.37	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 17, 2006).
10.38	Description of 2008 Short-Term Incentive Plan (incorporated by reference to the information set forth under the caption “2008 Short-Term Incentive Plan” in the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.39	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).
14.1	Code of Conduct (revised December 4, 2006) (incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 7, 2006).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ Wm. Britton Greene
Wm. Britton Greene
President and Chief Executive Officer

Dated: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of February 24, 2009.

Signature	Title

/s/ Wm. Britton Greene Wm. Britton Greene	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William S. McCalmont William S. McCalmont	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Janna L. Connolly Janna L. Connolly	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael L. Ainslie Michael L. Ainslie	Director

/s/ Hugh M. Durden Hugh M. Durden	Director

/s/ Thomas A. Fanning Thomas A. Fanning	Director

/s/ Dr. Adam W. Herbert, Jr. Dr. Adam W. Herbert, Jr.	Director

/s/ Delores M. Kesler Delores M. Kesler	Director

/s/ John S. Lord John S. Lord	Director

/s/ Walter L. Revell Walter L. Revell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The St. Joe Company:

We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flow for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 24, 2009

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Investment in real estate	$890,583	$944,529
Cash and cash equivalents	115,472	24,265
Notes receivable	50,068	56,346
Pledged treasury securities	28,910	30,671
Prepaid pension asset	41,963	109,270
Property, plant and equipment, net	19,786	23,693
Goodwill, net	—	18,991
Other intangible assets, net	1,777	2,317
Income taxes receivable	32,308	—
Other assets	33,422	45,793
Assets held for sale	3,989	8,091

	$1,218,278	$1,263,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Debt	$49,560	$541,181
Accounts payable and other	22,594	32,082
Accrued liabilities and deferred credits	92,636	112,165
Income tax payable	—	8,058
Deferred income taxes	61,501	83,535
Liabilities associated with assets held for sale	586	328

Total liabilities	226,877	777,349
Minority interest in consolidated subsidiaries	2,772	6,276
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,438,699 and 104,755,826 issued at December 31, 2008 and 2007, respectively	914,456	321,505
Retained earnings	1,046,000	1,081,883
Accumulated other comprehensive (loss) income	(42,660)	3,275
Treasury stock at cost, 30,235,435 and 30,158,370 shares held at December 31, 2008 and 2007, respectively	(929,167)	(926,322)

Total stockholders’ equity	988,629	480,341

	$1,218,278	$1,263,966

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands except per share amounts)

Revenues:
Real estate sales	$194,545	$307,896	$456,083
Rental revenues	1,490	2,679	3,558
Timber sales	26,638	25,821	24,351
Other revenues	41,317	40,849	41,032

Total revenues	263,990	377,245	525,024

Expenses:
Cost of real estate sales	53,129	145,801	247,493
Cost of rental revenues	577	1,543	1,997
Cost of timber sales	19,842	20,780	18,080
Cost of other revenues	46,571	43,111	43,478
Other operating expenses	53,516	68,413	66,716
Corporate expense, net	34,117	32,786	51,262
Depreciation and amortization	17,344	19,207	19,894
Impairment losses	60,354	13,609	—
Restructuring charges	4,253	8,881	13,416

Total expenses	289,703	354,131	462,336

Operating (loss) profit	(25,713)	23,114	62,688

Other (expense) income:
Investment income, net	6,061	5,307	5,062
Interest expense	(4,483)	(20,043)	(13,941)
Other, net	(8,395)	2,031	(763)
Loss on early extinguishment of debt	(30,554)	—	—
Gain on disposition of assets	728	7,997	—

Total other (expense)	(36,643)	(4,708)	(9,642)

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes, and minority interest	(62,356)	18,406	53,046
Equity in (loss) income of unconsolidated affiliates	(330)	(5,331)	8,905
Income tax (benefit) expense	(26,984)	869	21,498

(Loss) income from continuing operations before minority interest	(35,702)	12,206	40,453
Minority interest in (loss) income	(807)	1,092	6,137

(Loss) income from continuing operations	(34,895)	11,114	34,316

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(988)	(1,035)	6,336
Gain on sales of discontinued operations, net of tax	—	29,128	10,368

(Loss) income from discontinued operations, net of tax	(988)	28,093	16,704

Net (loss) income	$(35,883)	$39,207	$51,020

EARNINGS PER SHARE
Basic
(Loss) income from continuing operations	$(0.39)	$0.15	$0.47
(Loss) income from discontinued operations	$(0.01)	$0.38	$0.22

Net (loss) income	$(0.40)	$0.53	$0.69

Diluted
(Loss) income from continuing operations	$(0.39)	$0.15	$0.47
(Loss) income from discontinued operations	$(0.01)	$0.38	$0.22

Net (loss) income	$(0.40)	$0.53	$0.69

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury
	Shares	Amount	Earnings	Income (Loss)	Stock	Total
		(Dollars in thousands, except per share amounts)

Balance at January 1, 2006	74,928,290	280,970	1,074,990	—	(866,962)	488,998

Comprehensive income:
Net income	—	—	51,020	—	—	51,020

Total comprehensive income	—	—	—	—	—	51,020

Transition adjustment for pension and postretirement benefits, net	—	—	—	(1,033)	—	(1,033)
Issuances of restricted stock	244,465	—	—	—	—	—
Forfeitures of restricted stock	(104,254)	—	—	—	—	—
Dividends ($0.64 per share)	—	—	(47,698)	—	—	(47,698)
Issuances of common stock	300,781	8,562	—	—	—	8,562
Excess tax benefit on options exercised and vested restricted stock	—	4,761	—	—	—	4,761
Amortization of stock- based compensation	—	13,767	—	—	—	13,767
Purchases of treasury shares	(1,096,617)	—	—	—	(57,297)	(57,297)

Balance at December 31, 2006	74,272,665	$308,060	$1,078,312	$(1,033)	$(924,259)	$461,080

Comprehensive income:
Net income	—	—	39,207	—	—	39,207
Amortization of pension and postretirement benefit costs, net	—	—	—	692	—	692
Actuarial change in pension and postretirement benefits, net	—	—	—	3,616	—	3,616

Total comprehensive income	—	—	—	—	—	43,515

Issuances of restricted stock	376,913	—	—	—	—	—
Forfeitures of restricted stock	(147,767)	—	—	—	—	—
Dividends ($0.48 per share)	—	—	(35,636)	—	—	(35,636)
Issuances of common stock	153,983	4,338	—	—	—	4,338
Excess tax benefit on options exercised and vested restricted stock	—	270	—	—	—	270
Amortization of stock- based compensation	—	8,837	—	—	—	8,837
Purchases of treasury shares	(58,338)	—	—	—	(2,063)	(2,063)

Balance at December 31, 2007	74,597,456	$321,505	$1,081,883	$3,275	$(926,322)	$480,341

Comprehensive (loss):
Net (loss)	—	—	(35,883)	—	—	(35,883)
Amortization of pension and postretirement benefit costs, net	—	—	—	757	—	757
Pension settlement and curtailment costs, net	—	—	—	2,568	—	2,568
Actuarial change in pension and postretirement benefits, net	—	—	—	(49,260)	—	(49,260)

Total comprehensive (loss )	—	—	—	—	—	(81,818)

Issuances of restricted stock	734,828	—	—	—	—	—
Forfeitures of restricted stock	(253,037)	—	—	—	—	—
Issuances of common stock, net of offering costs	17,201,082	581,455	—	—	—	581,455
Excess tax benefit on options exercised and vested restricted stock	—	(56)	—	—	—	(56)
Amortization of stock- based compensation	—	11,552	—	—	—	11,552
Purchases of treasury shares	(77,065)	—	—	—	(2,845)	(2,845)

Balance at December 31, 2008	92,203,264	$914,456	$1,046,000	$(42,660)	$(929,167)	$988,629

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(35,883)	$39,207	$51,020
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,362	23,927	40,364
Stock-based compensation	11,552	8,837	13,767
Minority interest in (loss) income	(807)	1,092	6,137
Equity in loss (income) of unconsolidated joint ventures	330	5,129	(9,307)
Distributions of income from unconsolidated affiliates	—	710	12,786
Deferred income tax expense (benefit)	3,973	(128,994)	(96,868)
Loss on early extinguishment of debt	30,554	—	—
Impairment losses	60,545	23,201	1,500
Restructuring expense	—	8,881	13,416
Cost of operating properties sold	47,025	199,858	398,691
Expenditures for operating properties	(32,379)	(227,540)	(586,982)
Write-off of previously capitalized home building costs	—	705	9,340
Gains on dispositions of assets	—	(55,384)	(16,722)
Changes in operating assets and liabilities:
Notes receivable	5,280	9,289	(17,937)
Other assets	10,569	(18,192)	33,050
Accounts payable and accrued liabilities	(29,296)	(98,143)	5,000
Income taxes receivable / payable	(40,366)	(1,927)	(1,243)

Net cash provided by (used in) operating activities	48,459	(209,344)	(143,988)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,278)	(5,583)	(14,018)
Purchases of investments in real estate	—	(14,163)	(6,923)
Maturities and redemptions of investments, held to maturity	619	(488)	(7)
Contribution of capital to unconsolidated affiliate	—	(496)	(1,942)
Proceeds from the disposition of assets	—	36,000	—
Proceeds from sale of discontinued operations	—	311,425	52,876
Investments in unconsolidated affiliates	240	—	—

Net cash (used in) provided by investing activities	(1,419)	326,695	29,986

Cash flows from financing activities:
Net borrowings from revolving credit agreements	35,000	592,000	335,000
Repayment of borrowings under revolving credit agreements	(167,000)	(520,000)	(275,000)
Proceeds from other long-term debt	—	—	100,026
Repayments of other long-term debt	(370,000)	(163,581)	(106,223)
Make whole payment in connection with prepayment of senior notes	(29,690)	—	—
Distributions to minority interest partner	(2,697)	(5,349)	(13,799)
Proceeds from exercises of stock options	1,653	4,338	8,562
Issuance of common stock	579,802	—	—
Dividends paid to stockholders	—	(35,636)	(47,698)
Excess tax benefits from stock-based compensation	(56)	270	4,761
Taxes paid on behalf of employees related to stock-based compensation	(2,845)	(2,063)	(7,571)
Treasury stock purchases	—	—	(49,726)

Net cash provided by (used in) financing activities	44,167	(130,021)	(51,668)

Net increase (decrease) in cash and cash equivalents	91,207	(12,670)	(165,670)
Cash and cash equivalents at beginning of year	24,265	36,935	202,605

Cash and cash equivalents at end of year	$115,472	$24,265	$36,935

	2008	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,969	$34,730	$35,142
Income taxes	8,833	188,457	125,088
Capitalized interest	1,582	8,778	15,433

Non-cash financing and investment activities:
Issuance of restricted stock	$12,255	$7,336	$6,979
Assumption of mortgage by purchaser of commercial building	—	(28,551)	—
Extinguishment of debt in connection with joint venture	—	—	(10,689)
Net increase in Community Development District Debt	6,251	31,807	28,374
(Decrease) increase in pledged treasury securities related to defeased debt	(1,761)	30,671	—

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)

1.	Nature of Operations

The St. Joe Company (the “Company”) is a real estate development company primarily engaged in residential, commercial and industrial development and rural land sales. The Company also has significant interests in timber. Most of its real estate operations, as well as its timber operations, are within the State of Florida. Consequently, the Company’s performance, particularly that of its real estate operations, is significantly affected by the general health of the Florida economy.

During the year ended December 31, 2007, the Company sold its office building portfolio, consisting of 17 buildings, and Saussy Burbank, its mid-Atlantic homebuilding operations. The Company also announced its intent to sell its cypress sawmill and mulch plant, Sunshine State Cypress, Inc., which assets and liabilities are classified as held for sale at December 31, 2008 and 2007. During the year ended December 31, 2006, the Company sold four of its commercial buildings.

Real Estate

The Company currently conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry.

The residential real estate segment plans and develops large-scale, mixed use resort, primary and seasonal residential communities primarily on its low cost basis land. The Company owns large tracts of land in Northwest Florida, including large tracts near Tallahassee and Panama City, and significant Gulf of Mexico beach frontage and waterfront properties. The Company is also a partner in four joint ventures that primarily own and develop residential property.

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

Forestry

The forestry segment focuses on the management and harvesting of the Company’s extensive timberland holdings, as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is one of the largest private owners of land in Florida, most of which is currently managed as timberland. The principal products of the Company’s forestry operations are pine pulpwood and timber and forest products.

Approximately one-half of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with the Smurfit-Stone Container Corporation. The 12-year agreement, which ends on June 30, 2012, requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. Although Smurfit-Stone recently filed for bankruptcy protection, the supply agreement remains in effect at this time. At December 31, 2008, approximately 296,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The operations of dispositions in which the Company has no continuing involvement and assets held for sale are included in discontinued operations through the dates that they were sold. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current period classifications. The Company reclassified deferred revenue and accrued postretirement benefits on its consolidated balance sheet for 2007, which were previously presented as accounts payable and other. The amounts reclassified were $45.6 million and $10.2 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investments in real estate, prepaid pension asset, goodwill, accruals, income taxes payable, and deferred tax assets. Actual results could differ from those estimates.

Because of the adverse market conditions that currently exist in the Florida and national real estate markets and financial and credit markets, it is possible that the estimates and assumptions, most notably with the Company’s investment in real estate and prepaid pension asset, could change materially during the time span associated with the continued weakened state of these real estate markets and financial markets, respectively.

Revenue Recognition

Revenues consist primarily of real estate sales, timber sales, rental revenues, and other revenues (primarily consisting of revenues from club operations).

Revenues from real estate sales, including sales of rural land, residential homes (including detached single-family and attached townhomes) and homesites, and commercial buildings, are recognized upon closing of sales contracts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate (“SFAS 66”). A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project.

Revenues for multi-family residences under construction are recognized, in accordance with SFAS 66, using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. The Company reviews the collectibility of contract receivables and, in the

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event of cancellation or default, adjusts the percentage-of-completion calculation accordingly. There were no contract receivables at December 31, 2008 and 2007, respectively. Revenue for multi-family residences is recognized at closing using the full accrual method of accounting if the criteria for using the percentage-of-completion method are not met before construction is substantially completed.

Percentage-of -completion accounting is also used for our homesite sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

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

Other revenues consist primarily of resort and club operations and brokerage fees. These revenues are recorded as the services are provided. The following sets forth the detail of the Company’s other revenues for the three years ended December 31, 2008:

	2008	2007	2006

Resort	$19,174	$20,384	$16,483
Clubs	19,010	15,187	12,351
Brokerage and other	3,133	5,278	12,198

Total	$41,317	$40,849	$41,032

Cost of other revenues related to resort and club operations were $44,025, $38,629 and $35,491 in 2008, 2007 and 2006, respectively.

Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) differs from net income due to changes in the funded status of certain Company benefit plans (see Note 18). The Company has elected to disclose comprehensive income (loss) in its Consolidated Statements of Changes in Stockholders’ Equity.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities at acquisition date of 90 days or less.

Accounts and Notes Receivable

Substantially all of our trade accounts receivable and notes receivable are due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts and notes receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. In addition, the Company utilizes a discounted cash flow method to record its investment in retained beneficial interests at fair value.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 requires that an entity recognize all derivatives, as defined, as either assets or liabilities at fair value. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized as a component of comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings. The Company uses derivative instruments to manage its exposure to market risks from changes in interest rates and does not hold or issue derivative instruments for speculative or trading purposes.

Investment in Real Estate

Investment in real estate is carried at cost, net of depreciation and timber depletion. Depreciation is computed on straight-line and accelerated methods over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the useful lives of various assets, generally 3-10 years.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of a management contract obtained through its acquisition of certain assets of Arvida Company and its affiliates. The management contract is being amortized over an estimated useful life of 12 years. The Company performs an annual assessment or more frequently if indicators of potential impairment exist. An impairment is considered to exist if fair value is less than the carrying amount of the assets, including goodwill. The estimated fair value is determined on the basis of discounted future cash flows. The assumptions used in the estimate of fair value are generally consistent with the past performance of the reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

As a result of its 2008 impairment analysis, the Company determined that the goodwill remaining in its residential real estate segment would not be recoverable. Accordingly, the Company recorded an impairment charge of approximately $19.0 million to reduce the carrying value of goodwill to zero. On October 8, 2007 the Company announced its plan to dispose of Sunshine State Cypress as part of its restructuring plan. The

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s estimate of fair value based upon market analysis indicated that its goodwill would not be recoverable. Accordingly, the Company recorded an impairment charge of $7.4 million, including $0.1 million of estimated costs to sell, to reduce the goodwill carrying value of Sunshine State Cypress to zero in 2007.

In addition, the Company performed an impairment analysis related to its intangible assets and determined no adjustment was required at December 31, 2008.

Long-Lived Assets and Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company classifies the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held for sale are then recorded at the lower of their carrying value or fair market value less costs to sell. The operations and gains on sales reported in discontinued operations include operating properties sold during the year and assets classified as held-for-sale for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement or significant cash flows after disposition. The operations from these assets have been eliminated from ongoing operations. Prior periods have been reclassified to reflect the operations of these assets as discontinued operations. The operations and gains on sales of operating assets for which the Company has continuing involvement or significant cash flows are reported as income from continuing operations.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and holding periods. The continued decrease in demand and market prices for residential real estate in 2008 and 2007 indicated that certain carrying amounts within our residential real estate segment may not be recoverable.

As a result of the Company’s impairment analyses, the Company recorded impairment charges of $40.3 million and $13.6 million in the residential real estate segment for 2008 and 2007, respectively. In addition, an impairment charge of $1.0 million was recorded related to the writedown of a renegotiated builder note receivable in 2008.

Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. The provision for income taxes includes income taxes currently payable and those deferred as a result of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or loss in the period that includes the enactment date. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse impact or beneficial impact on the Company’s income tax provision and net income or loss in the period the determination is made. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and retained interests. The Company deposits and invests excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. In the event of a failure and liquidation of Wells Fargo & Company’s Wachovia Bank subsidiary (or any successor bank), the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations (see Note 3).

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the span of the prolonged real estate and economic slump could have an adverse impact on our real estate values.

Stock-Based Compensation

During the first quarter of 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants on or after the effective date and existing grants that are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company will issue new common stock.

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

Total stock-based compensation recognized on the Consolidated Statements of Operations for the three years ended December 31, 2008 as corporate expense is as follows:

	2008	2007	2006

Stock option expense	$1,220	$1,678	$2,784
Restricted stock expense	10,332	7,159	10,983

Total charged against income before tax benefit	$11,552	$8,837	$13,767

Amount of related income tax benefit recognized in income	$5,025	$2,868	$5,231

Presented below are the per share weighted-average fair value of stock options granted during 2007 and 2006 using the Black Scholes option-pricing model, along with the assumptions used. No stock options were granted in 2008.

Weighted Average	2008	2007	2006

Per share weighted average fair value	$—	$17.35	$17.62
Expected dividend yield	—	1.15%	1.03%
Risk free interest rate	—	4.74%	4.67%
Expected volatility	—	22.78%	23.5%
Expected life (in years)	—	7	7

The following table sets forth the summary of option activity outstanding under the stock option program for 2008:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value ($000)

Balance at December 31, 2007	700,781	$36.21	—	—
Granted	—	—	—	—
Forfeited or expired	(32,831)	54.17	—	—
Exercised	(56,082)	29.48	—	—

Balance at December 31, 2008	611,868	$35.91	4.4	170

Vested or expected to vest at December 31, 2008	591,792	$35.14	3.7	170

Exercisable at December 31, 2008	524,580	$32.73	3.7	170

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $0.6 million, $3.4 million and $8.0 million, respectively. The intrinsic value is calculated as the difference between the market value as of exercise date and the exercise price of the shares. The closing price as of December 31, 2008 was $24.32 per share as reported by the New York Stock Exchange. Shares of Company stock issued upon the exercise of stock options in 2008, 2007 and 2006 were 56,082, 153,983, and 300,781 shares, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of stock options that vested during 2008, 2007 and 2006 was $0.6 million, $0.9 million and $3.4 million, respectively.

Cash received for strike prices from options exercised under stock-based payment arrangements for 2008, 2007 and 2006 was $1.6 million, $4.3 million and $8.6 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled $0.2 million, $1.3 million and $3.0 million, respectively, for 2008, 2007 and 2006.

		Weighted Average
	Number of	Grant Date
Non-Vested Restricted Shares	Shares	Fair Value

Balance at December 31, 2007	659,317	$43.20
Granted	127,752	38.43
Vested	(251,264)	43.44
Forfeited	(130,143)	36.41

Balance at December 31, 2008	405,662	$43.23

The weighted average grant date fair value of restricted shares granted during 2008, 2007 and 2006 was $38.43, $40.43 and $51.40, respectively.

The total fair value of restricted stock that vested during 2008, 2007 and 2006 was $9.4 million, $7.2 million and $20.9 million, respectively.

As of December 31, 2008, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $1.1 million related to stock option grants and $7.6 million of non-vested restricted stock which will be recognized over a weighted average period of three years.

Market Condition Grants

In February 2008, under its 2001 Stock Incentive Plan, the Company granted select executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as the Company’s total shareholder return as compared to the total shareholder returns of certain peer groups during the performance period.

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

A summary of the activity during 2008 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at January 1, 2008	—	$—
Granted	603,840	27.31
Forfeited	(119,658)	27.31
Vested	—	—

Balance at December 31, 2008	484,182	$27.31

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, there was $7.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of two years.

Prior to the adoption of SFAS 123R, the Company recognized the estimated compensation cost of non-vested restricted stock over the vesting term. The estimated compensation cost is based on the fair value of the Company’s common stock on the date of grant. Subsequent to adoption, the Company will continue to recognize the compensation cost over the requisite service period.

Earnings (loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and non-vested restricted stock. Non-vested restricted shares subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and are considered outstanding only upon the satisfaction of the market conditions. The Company has excluded 90,057 potentially dilutive shares which were contingently issuable upon the achievement of future market conditions from its dilutive shares outstanding during 2008. Stock options and non-vested restricted stock are not considered in any diluted earnings per share calculation when the Company has a loss from continuing operations. Accordingly, potentially dilutive stock options and non-vested restricted stock not subject to market conditions excluded from the computation of diluted earnings per share in 2008 totaled 107,469 and 254,904, respectively. Total anti-dilutive common stock equivalents excluded from diluted earnings per share were 189,251 and 32,565 in 2007 and 2006, respectively.

The following table presents a reconciliation of average shares outstanding:

	2008	2007	2006

Basic average shares outstanding	89,550,637	73,836,071	73,719,415
Incremental weighted average effect of stock options	—	171,530	296,769
Incremental weighted average effect of non-vested restricted stock	—	293,000	402,975

Diluted average shares outstanding	89,550,637	74,300,601	74,419,159

Through December 31, 2008, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2008. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to December 31, 2008, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,388,974 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock, for a total of 30,334,585 acquired shares. The Company did not repurchase shares from shareholders during 2008 and 2007. During 2006, the Company repurchased 948,200 shares from shareholders. During 2008, 2007 and 2006, executives surrendered 77,077, 58,338 and 148,417 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require the disclosure of more information about investment allocation

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the effect, if any, the adoption of this FSP will have on its financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. When adopted, its requirements will be applied by recasting previously reported earnings per share data. The Company is in the process of evaluating the effect, if any, the adoption of this FSP will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This SFAS requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe SFAS 161 will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets and liabilities include pension plan assets related to the funded status of the Company’s pension plan, goodwill, investment in real estate, intangible assets with indefinite lives, guarantees and certain other items. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on the Company’s results of

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or financial position, other than additional disclosures (see Note 4). The Company has deferred the adoption of SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company is in the process of evaluating the effect of the full adoption of the remaining portions of SFAS 157 will have on the Company’s financial statements.

3.	Notes Receivable

Notes receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Saussy Burbank notes, interest receivable at LIBOR + 1% — 2.5% (1.9% and 4.6% LIBOR at December 31, 2008 and December 31, 2007, respectively) , due November 2009 — May 2012	$16,671	$27,202
Various builder notes, interest receivable at non-interest bearing — 8.5%, due October 2009 — December 2012	16,893	18,608
Advantis notes, interest receivable at 6.0%, due June 2013	7,267	7,015
Pier Park Community Development District notes, non-interest bearing, due December 2010, net of unamortized discount of $0.2 million, effective rates 5.73% — 8.0%	2,404	2,028
Perry Pines mortgage note, secured by certain real estate bearing interest at 8%, due September 2009	6,263	—
Various mortgage notes, secured by certain real estate bearing interest at various rates	570	1,493

Total notes receivable	$50,068	$56,346

During 2008 and 2007, the Company sold significant amounts of timberland in exchange for installment notes. The following table summarizes installment note activity through December 31, 2008:

		Monetization
Period Ended	Note Value	Net Proceeds	Net Balance

2008	$108,405	$(96,098)	$12,307
2007	74,900	(66,881)	8,019

Total through December 31, 2008	$183,305	$(162,979)	20,326

Fair value adjustment at time of monetization			(10,808)

Retained interest at December 31, 2008 (a)			$9,518

(a)	These notes are recorded as Other assets.

During 2008, the Company sold a total of 79,031 acres of timberland in exchange for 15-year installment notes receivable in the aggregate amount of approximately $108.4 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). The Company contributed these installment notes to two bankruptcy-remote, qualified special purpose entities (“QSPEs”) established in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The QSPEs subsequently monetized the installment notes by issuing debt securities to third-party investors equal to approximately 90% of the value of the installment notes and distributed approximately $96.1 million in net proceeds to the Company.

The Company recorded a charge of $8.2 million and $2.6 million during the years ended December 31, 2008 and 2007, respectively, on the fair value adjustment related to the monetization of notes receivable through the QSPEs. The fair value adjustment is determined based on the original carrying value of the notes,

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated between the assets monetized and the retained interest based on their relative fair value at the date of monetization. The Company’s retained interests consist principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties and the collection of notes receivable principal net of the repayment of debt) and a cash reserve account. Fair values of the retained interests are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates (see Note 4).

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

The debt securities are payable solely out of the assets of the QSPEs (which consist of the installment notes and the irrevocable letters of credit). The investors in the QSPEs have no recourse to the Company for payment of the debt securities. The QSPEs’ financial position and results of operations are not consolidated in the Company’s financial statements.

4.	Fair Value Measurements

As described in Note 2, the Company partially adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market and short term treasury instruments	$113,667	$113,667	$—	$—
Retained interest in QSPEs	9,518	—	—	9,518

Total assets at fair value	$123,185	$113,667	$—	$9,518

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs (see Note 3). The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.3 million in 2008. In addition, the Company will receive the payment of the remaining principal on the installment notes at the end of their 15 year maturity period.

In accordance with EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets”, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to unrealized loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during 2008 or 2007.

The following is a reconciliation of the Company’s retained interest in QSPEs:

	2008	2007

Balance January 1	$5,459	$—
Additions	3,795	5,459
Accretion of interest income	264	—

Balance December 31	$9,518	$5,459

5.	Pledged Treasury Securities

On August 7, 2007, the Company closed the sale of an office building. Approximately $29.3 million of mortgage debt was defeased in connection with the sale. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt (see Note 15). The proceeds were invested in government backed securities which were pledged to provide principal and interest payments for the mortgage debt previously collateralized by the commercial building. The investments have been included, and the related debt continues to be included, in the Company’s consolidated balance sheet at December 31, 2008 and 2007. The Company has classified the defeasance trust investment as held-to-maturity because the Company has both the intent and the ability to hold the securities to maturity. Accordingly, the Company has recorded the investment at cost, adjusted for the amortization of a premium which approximates market value.

6.	Business Acquisition

On August 16, 2007, the Company purchased the Greg Norman-designed Shark’s Tooth Golf Club, 28 fully-developed homesites, additional land parcels and beach and tennis club facilities in the Wild Heron community near Panama City Beach, Florida for approximately $30.0 million, including liabilities assumed. The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition in the residential real estate segment. The acquisition was recorded by allocating the cost of the assets acquired, including liabilities

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed, based on their estimated fair values at the acquisition date. The valuation of assets and liabilities assumed has been determined and the purchase price has been allocated as follows:

Land	$23,114
Buildings	4,219
Furniture and fixtures	830
Inventory	302
Liabilities assumed	(3,994)

Net assets acquired	$24,471

The Company has not provided supplemental pro-forma information for 2007 as the information is not considered materially different from historically presented information.

7.	Discontinued Operations

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. On June 20, 2007, the Company closed on the sale of 15 of the 17 buildings for a cash price of $277.5 million, resulting in a pre-tax gain of $48.6 million, of which the Company realized $45.3 million, net of a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. Income from and the gain associated with these three properties have been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next three years. The sales of the remaining two office buildings in the portfolio closed on August 7, 2007, for a sale price and pre-tax gain of $56.0 million and $6.5 million, respectively, and September 19, 2007, for a sale price and pre-tax gain of $44.0 million and $3.7 million, respectively. The income related to the 14 buildings with no sale-leaseback arrangement is reflected in discontinued operations below.

Building sales included in discontinued operations for 2006 also include the operating results of four buildings sold in 2006 for proceeds of $54.3 million and a pre-tax gain of $16.7 million.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, known as Saussy Burbank for $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing, the majority of which is secured by home inventory and is payable by November 30, 2009. Included in 2007 discontinued operations is a $2.2 million (pre-tax) impairment charge to approximate fair value, less costs to sell, related to the sale of Saussy Burbank.

The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of a restructuring plan. The related assets and liabilities of this operation have been classified as “held-for-sale” at December 31, 2008 and December 31, 2007 as all of the criteria under the applicable accounting literature have been met. Accordingly, the results of operations of Sunshine State Cypress have been presented as discontinued operations for 2008, 2007 and 2006. Included in 2007 discontinued operations is a $7.4 million (pre-tax) impairment charge to reduce the goodwill carrying value of Sunshine State Cypress to zero. The Company expects to complete the sale of inventory and equipment related assets during 2009.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations presented on the Consolidated Statements of Operations for the years ended December 31 included the following:

	2008	2007	2006

Commercial Buildings — Commercial Segment:
Aggregate revenues	$17	$18,111	$40,125

Pre-tax income (loss)	21	2,467	(1,678)
Pre-tax gain on sale	—	47,750	16,722
Income taxes	8	19,585	5,716

Income from discontinued operations	$13	$30,632	$9,328

Saussy Burbank — Residential Segment:
Aggregate revenues	$—	$132,783	$181,580

Pre-tax income	—	1,550	12,905
Income taxes	—	605	4,904

Income from discontinued operations	$—	$945	$8,001

Sunshine State Cypress — Forestry Segment:
Aggregate revenues	$6,767	$7,671	$5,586

Pre-tax income (loss)	(1,640)	(5,711)	(1,008)
Income taxes (benefit)	(639)	(2,227)	(383)

Income (loss) from discontinued operations	$(1,001)	$(3,484)	$(625)

Total (loss) income from discontinued operations	$(988)	$28,093	$16,704

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investment in Real Estate

Real estate by segment as of December 31 consists of

	2008	2007

Operating property:
Residential real estate	$185,798	$164,614
Rural land sales	139	139
Forestry	62,435	85,105
Other	338	309

Total operating property	248,710	250,167

Development property:
Residential real estate	596,011	644,745
Commercial real estate	59,045	55,368
Rural land sales	7,381	7,632
Other	796	1,542

Total development property	663,233	709,287

Investment property:
Commercial real estate	1,835	1,835
Rural land sales	5	126
Forestry	522	522
Other	5,742	5,948

Total investment property	8,104	8,431

Investment in unconsolidated affiliates:
Residential real estate	3,494	4,063

Total real estate investments	923,541	971,948

Less: Accumulated depreciation	32,958	27,419

Investment in real estate	$890,583	$944,529

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company owns one remaining office building having a net book value of approximately $7.8 million (net of accumulated depreciation of $1.8 million) at December 31, 2008 which is leased under non-cancelable operating leases expiring in various years through 2014. In addition, the Company operates various land leases.

Expected future income related to non-cancelable operating leases for the next five years are as follows:

2009	$2,146
2010	2,511
2011	2,854
2012	2,378
2013	2,417
Thereafter	6,498

Depreciation expense from continuing operations reported on real estate was $9.8 million in 2008, $10.2 million in 2007, and $9.3 million in 2006.

9.	Asset Impairments

The Company reviews its long-lived assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing service potential of the project and using management’s best estimates about future sales prices and holding periods. The continued decrease in demand and market prices for residential real estate indicated that carrying amounts of certain assets within its residential real estate segment may not be recoverable.

As a result of the Company’s property impairment analyses for 2008, it recorded aggregate impairment charges of $41.3 million consisting of $12.0 million related to completed homes in several communities, $28.3 million related to the Company’s SevenShores condominium project and $1.0 million related to the write down of a renegotiated builder note receivable.

The Seven Shores condominium project was written down in the fourth quarter of 2008 to approximate the fair market value of land entitled for 278 condominium units. This write-down was necessary because the Company elected not to exercise its option to acquire additional land under its option agreement. Certain costs had previously been incurred with the expectation that the project would include 686 units. Given the reduced potential scope of the project, the Company does not believe that those costs are recoverable.

In 2007 the Company recorded impairments totaling $13.6 million due to the adverse market conditions for residential real estate. Approximately $5.2 million of the impairments related to capitalized costs at certain projects due to changes in development plans, approximately $7.8 million related primarily to the reduction in market value of completed homes in several communities, and approximately $0.6 million related to the modified terms of certain promissory notes. No impairment charges were recorded in 2006.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31 consist of:

	Ownership	2008	2007

ALP Liquidating Trust*	26%	$—	$—
East San Marco L.L.C.	50%	1,866	2,099
Rivercrest, L.L.C.	50%	398	692
Paseos, L.L.C.	50%	1,230	1,272

Total		$3,494	$4,063

*	Formerly known as Arvida/JMB Partners, LP.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	2008	2007

BALANCE SHEETS:
Investment in real estate, net	$12,349	$9,901
Other assets	30,566	32,500

Total assets	42,915	42,401

Notes payable and other debt	$8,159	$5,925
Other liabilities	3,741	28,350
Equity(a)	31,015	8,126

Total liabilities and equity	$42,915	$42,401

	2008	2007	2006

STATEMENTS OF OPERATIONS:
Total revenues	$1,552	$7,779	$115,433
Total expenses	3,283	31,915	93,216

Net (loss) income	$(1,731)	$(24,136)	$22,217

(a)	During 2007, the Company recorded an other than temporary loss of $4.3 million related to its investment in ALP Liquidating Trust. This adjustment was recorded as a result of the trust reserving in its publicly-filed financial statements during the fourth quarter 2007, $25.3 million of its remaining net assets to satisfy all potential claims and obligations. During 2008, the trust changed its method of accounting from the liquidation basis to the going concern basis of accounting. The principal difference from the adoption of this change in accounting was the removal of the liability for estimated costs to be incurred during the liquidation and the reporting of certain expenses on as as-incurred basis, rather than as an adjustment to the liability for estimated costs to be incurred during liquidation. The Company has not recorded any additional equity income related to this adjustment.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31 consisted of:

			Estimated
	2008	2007	Useful Life

Transportation property and equipment	$34,057	$34,057	3
Machinery and equipment	27,565	31,163	3-10
Office equipment	18,610	18,256	5-10
Autos, trucks, and airplanes	3,646	4,790	5-10

	83,878	88,266
Less: Accumulated depreciation	65,490	65,373

	18,388	22,893

Construction in progress	1,398	800

Total	$19,786	$23,693

Depreciation expense from continuing operations on property, plant and equipment was $6.2 million in 2008, $7.4 million in 2007 and $9.2 million in 2006.

12.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method of accounting.

During its annual assessment of goodwill for 2008 due to the significant changes in the real estate market and the related credit crisis culminating in the fourth quarter, the Company determined that its remaining goodwill related to the 1997 acquisition of certain assets of Arvida Company and its affiliates was not recoverable based upon a discounted cash flow analysis. Accordingly, an impairment charge of $19.0 million was recorded in the residential real estate segment to reduce the carrying value of goodwill to zero.

The Company announced on October 8, 2007 its plan to dispose of Sunshine State Cypress mill and mulch plant as part of its restructuring plan. The Company’s current estimate of fair value of the assets and liabilities of Sunshine State Cypress based upon market analysis indicated that goodwill would not be recoverable. Accordingly, the Company recorded an impairment charge of $7.4 million, including costs to sell, to reduce the goodwill carrying value of Sunshine State Cypress to zero in the forestry segment during 2007.

During 2006, the Company utilized a discounted cash flow method to determine the fair value of Sunshine State Cypress and recorded an impairment loss to reduce the carrying amount of goodwill from $8.8 million to $7.3 million. This resulted in an impairment loss of $1.5 million.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Residential
	Real Estate	Forestry
	Segment	Segment	Consolidated

Balance at December 31, 2006	$27,937	$7,296	$35,233
Sale of Saussy Burbank	(7,500)	—	(7,500)
Impairment loss	(1,446)	(7,296)	(8,742)

Balance at December 31, 2007	$18,991	$—	$18,991
Impairment loss	(18,991)	—	(18,991)

Balance at December 31, 2008	$—	$—	$—

Intangible assets at December 31, 2008 and 2007 consisted of the following:

					Weighted
	2008		2007		Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
					(In years)

Management contract	$6,983	$(5,431)	$6,983	$(4,985)	12
Other	565	(340)	565	(246)	10

Total	$7,548	$(5,771)	$7,548	$(5,231)	11

The aggregate amortization of intangible assets included in continuing operations for 2008, 2007, and 2006 was $0.5 million, $0.6 million and $0.9 million, respectively.

The estimated aggregate amortization from intangible assets for each of the next five years is as follows:

Amortization
Expense

Year Ending December 31
2009	$378
2010	360
2011	359
2012	330
2013	232

13.	Restructuring

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring plan designed to further align employee headcount with the Company’s projected workload. The charges associated with the restructuring and reorganization programs by segment are as follows:

	Residential	Commercial	Rural Land
	Real Estate	Real Estate	Sales	Forestry	Other	Total

2008:
One-time termination benefits to employees	$1,190	$142	$17	$150	$2,754	$4,253

2007:
Write-off of capitalized homebuilding costs	$676	$—	$—	$—	$—	$676
One-time termination benefits to employees	3,469	368	1,404	150	2,814	8,205

Total restructuring charges	$4,145	$368	$1,404	$150	$2,814	$8,881

2006:
Write-off of capitalized homebuilding costs	$9,351	$—	$—	$—	$—	$9,351
One-time termination benefits to employees	2,963	143	240	—	719	4,065

Total restructuring charges	$12,314	$143	$240	$—	$719	$13,416

Cumulative restructuring charges, September 30, 2006 through December 31, 2008	$17,649	$653	$1,661	$300	$6,287	$26,550

Remaining one-time termination benefits to employees — to be incurred during 2009	$86	$—	$—	$—	$$33	$119

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

At December 31, 2008, the accrued liability associated with the restructuring consisted of the following:

	Balance at			Balance at
	December 31,	Costs		December 31,	Due within	Due after
	2007	Accrued	Payments	2008	12 months	12 months

One-time termination benefits to employees	$2,258	$4,253	$(5,817)	$694	$694	$—

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the accrued liability associated with the program consisted of the following:

	Balance at	Costs	Non-Cash			Balance at
	December 31, 2006	Accrued	Adjustments		Payments	December 31, 2007

Write-off of previously capitalized homebuilding costs	$—	$676	$(676)		$—	$—
One-time termination benefits to employees	1,321	8,205	(3,478	)(a)	(3,790)	2,258

Total	$1,321	$8,881	$(4,154)		$(3,790)	$2,258

(a)	Represents increased pension benefits recorded as a reduction to prepaid pension asset.

14.	Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits as of December 31 consist of:

	2008	2007

Accrued compensation	$12,915	$20,712
Accrued interest	87	6,297
Environmental and insurance liabilities	3,491	3,870
Deferred revenue	51,481	54,376
Retiree medical and other benefit reserves	14,529	10,471
Other accrued liabilities	10,133	16,439

Total accrued liabilities	$92,636	$112,165

15.	Debt

Debt at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Revolving credit facility, interest payable monthly at LIBOR + 0.50% (5.45% at December 31, 2007	$—	$132,000
Senior notes 2002, interest payable semiannually at 7.02% to 7.37% and 6.66% to 7.37% at December 31, 2007	—	90,000
Senior notes 2005, interest payable semiannually at 5.28% to 5.49% at December 31, 2007	—	150,000
Term loan, interest payable monthly at LIBOR + 0.50% (5.43% and 5.90% at December 31, 2007)	—	100,000
Non-recourse defeased debt, interest payable monthly at 5.62% at December 31, 2008 and 2007, secured and paid by pledged treasury securities, due October 1, 2015 (includes unamortized premium of $1.9 million at December 31, 2008)	28,910	30,671
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 3.50% to 7.15% at December 31, 2008 and 2007	11,857	35,671
Various notes, secured by certain real estate, non-interest bearing	8,793	2,839

Total debt	$49,560	$541,181

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred loan costs reported as Other assets in the consolidated balance sheet at December 31, 2008 and 2007 were $1.0 million and $2.2 million, respectively.

The aggregate maturities of debt subsequent to December 31, 2008 are as follows (a):

2009	$5,035
2010	2,212
2011	498
2012	523
2013	558
Thereafter	40,734

Total	$49,560

(a) Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $28.9 million.

In connection with the closing of a common stock offering on March 3, 2008, the Company prepaid and terminated its $100 million term loan (the “Term Loan”) with Bank of America, N.A. and Wells Fargo Bank, National Association. There were no significant penalties or costs associated with the prepayment of the Term Loan. The Company also paid down on March 3, 2008 the then entire outstanding balance (approximately $160 million) of its $500 million revolving credit facility. The Company also retired approximately $30.0 million of other debt from the proceeds of its common stock offering.

On April 4, 2008, the Company also used proceeds from its common stock offering to prepay its $240 million Senior Notes. The redemption price was equal to accrued interest, plus 100% of the principal amount of the Senior Notes to be redeemed, plus a make-whole amount based on interest rates at the time of prepayment. The make- whole amount of approximately $29.7 million was paid in April 2008. In addition, the Company recorded a non-cash expense of approximately $0.2 million attributable to the write-off of unamortized loan costs, net of accrued interest, associated with the Senior Notes. As a result, the Company recognized a charge of $29.9 million related to the early extinguishment of debt.

On September 19, 2008, the Company entered into a $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement replaces the Company’s previous $500 million credit agreement with Wachovia Bank, National Association, and other lenders.

The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. The Company may request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. The Company has not drawn any funds on the credit facility as of December 31, 2008. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. Certain subsidiaries of the Company have agreed to guarantee any amounts owed under the Credit Agreement.

The interest rate for each borrowing under the Credit Agreement is based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%. The Credit Agreement also requires the payment of quarterly fees ranging from 0.125% to 0.35% based on the Debt to Total Asset Value ratio during the applicable period. The interest margin and quarterly fee as of December 31, 2008 were 1.0% and 0.15%, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The Company is in compliance with its debt covenants at December 31, 2008.

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

In connection with the sale of the Company’s office building portfolio in 2007, the Company retained approximately $29.3 million of defeased debt. The defeasance transaction resulted in the deposit of proceeds of $31.1 million into a defeasance trust which will be used to pay down the related mortgage debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. The cash flows from these securities have interest and maturity payments that coincide with the scheduled debt service payments of the mortgage note and ultimate payment of principal. The treasury securities were then substituted for the office building that originally served as collateral for the mortgage debt. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s consolidated balance sheet at December 31, 2008 and 2007 since the transaction was not considered to be an extinguishment of debt.

16.	Common Stock Offering

On March 3, 2008, the Company sold 17,145,000 shares of its common stock at a price of $35.00 per share. The Company received net proceeds of $580 million in connection with the sale, which were primarily used to pay down the Company’s debt.

17.	Income Taxes

The provision for income taxes (benefit) for the years ended December 31 is comprised of:

	2008	2007	2006

Current:
Federal	$(31,602)	$131,194	$123,558
State	14	16,630	5,046

Total	(31,588)	147,824	128,604

Deferred:
Federal	8,629	(117,568)	(91,413)
State	(4,656)	(11,426)	(5,455)

Total	3,973	(128,994)	(96,868)

Total provision for income taxes	$(27,615)	$18,830	$31,736

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax expense (benefit) for the years ended December 31 was allocated in the consolidated financial statements as follows:

Tax (benefit) expense recorded on Consolidated Statements of Operations:

	2008	2007	2006

(Loss) income from continuing operations	$(26,984)	$869	$21,498
Gain on sales of discontinued operations	—	18,472	6,354
(Loss) income from discontinued operations	(631)	(511)	3,884

Total	(27,615)	18,830	31,736

Tax benefits recorded on Consolidated Statement of Changes in Stockholders’ Equity:
Excess tax benefit on stock compensation	56	(270)	(4,761)
Deferred tax expense (benefit) on accumulated other comprehensive income	(26,008)	2,008	(633)

Total	(25,952)	1,738	(5,394)

Total income tax (benefit) expense	$(53,567)	$20,568	$26,342

Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2008	2007	2006

Tax at the statutory federal rate	$(21,658)	$4,195	$19,536
State income taxes (net of federal benefit)	(2,166)	396	1,674
Tax benefit from effective settlement	(1,031)	(3,134)	—
Increase in valuation allowance	648	842	—
Immaterial corrections of prior year tax items	—	(377)	—
Real estate investment trust income exclusion	(1,430)	(1,446)	(1,334)
Other permanent differences	(1,347)	393	1,622

Total income tax (benefit) expense from continuing operations	$(26,984)	$869	$21,498

In the fourth quarter of 2007, the Company made an immaterial, though out-of-period, correction of certain individually immaterial items of income tax expense and benefit, which related to 2006, 2005 and 2004. Corrections were also immaterial to those years’ financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

	2008	2007

Deferred tax assets:
State net operating loss carryforward	$6,865	$1,946
Impairment losses	21,597	6,782
Deferred compensation	8,747	9,015
Accrued casualty and other reserves	2,130	1,674
Intangible asset amortization	2,091	1,894
Goodwill	4,188	—
Capitalized real estate taxes	5,853	4,188
Restructuring reserve	267	772
Liability for retiree medical plan	4,729	5,232
Other	2,192	594

Total gross deferred tax assets	58,659	32,097
Valuation allowance	(2,594)	(1,946)

Total net deferred tax assets	56,065	30,151

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	26,585	30,620
Prepaid pension asset	16,165	41,523
Installment sale	57,655	23,135
Goodwill	—	1,959
Depreciation	9,083	8,779
Marketing costs	2,055	2,175
Other	6,023	5,495

Total gross deferred tax liabilities	117,566	113,686

Net deferred tax liability	$61,501	$83,535

During 2008 and 2007, the Company utilized state net operating loss carryforwards of $0 and $3.0 million, respectively. At December 31, 2008, the Company had net operating loss carryforwards for state tax purposes of approximately $196.1 million which are available to offset future state taxable income, if any, through 2027. The valuation allowance at 2008 and 2007 was related to state net operating and charitable loss carryforwards that in the judgment of management are not more likely than not to be realized.

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s history and future expectations of reporting taxable income, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2008.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FIN 48, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

Balance at beginning of year	$1,031	$128,329
Increases related to prior year tax positions	1,449	1,031
Decreases related to effective settlement	(1,031)	(3,134)
Increases related to current year tax positions	—	—
Settlements	—	(125,195)
Lapse of statute	—	—

Balance at December 31	$1,449	$1,031

The Company had approximately $1.4 million and $1.0 million of total unrecognized tax benefits as of December 31, 2008 and 2007, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no penalties required to be accrued at December 31, 2008 or 2007. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company’s tax expense included $(0.6) million and $1.9 million of interest (benefit) expense (net of tax benefit) in 2008 and 2007, respectively. In addition, the Company had accrued interest of $0.3 million and $2.9 million (net of tax benefit) at December 31, 2008 and 2007, respectively.

The Internal Revenue Service (“IRS”) recently examined the federal income tax returns of the Company for the years 2000 through 2004. In March 2007, the Company effectively settled its contested tax positions with the IRS. This settlement resulted in an additional amount owed for 2000 through 2004 tax years of approximately $83.0 million, which had previously been accrued under SFAS 109 and SFAS 5. This amount included estimated interest of approximately $16.6 million (before tax benefit). This settlement with the IRS resulted in an income tax benefit during the year ended December 31, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. Since the information about the settlement with the IRS was not available at the implementation date of FIN 48 or at the time of filing of the Company’s Form 10-K for 2006, the effect has been recognized in net income for the period ended December 31, 2007 and was not reflected in a cumulative effect adjustment upon the adoption of FIN 48. The IRS also completed the examination of the Company’s tax returns for 2005 and 2006 during 2008 without adjustment. Tax year 2007 remains subject to examination. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

18.	Employee Benefits Plans

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average percentages of the fair value of total plan assets by each major type of plan asset are as follows:

Asset class	2008	2007

Equities	54%	63%
Fixed income including cash equivalents	46%	37%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% assumption in 2008, 2007 and 2006.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the net periodic pension cost (credit) follows:

	2008	2007	2006

Service cost	$1,561	$3,940	$4,908
Interest cost	8,261	8,253	8,358
Expected return on assets	(17,241)	(18,687)	(17,266)
Prior service costs	724	688	717
Settlement loss	3,676	—	19
Special termination benefit charge	—	2,868	—
Curtailment charge	501	915	148

Total pension credit recorded in operations	$(2,518)	$(2,023)	$(3,116)

Other comprehensive loss (income):
Prior service (cost) credit	(1,057)	732	—
Loss (gain)	70,882	(7,113)	(2,702)

Total recognized in other comprehensive loss (income)	69,825	(6,381)	(2,702)

Total pension expense (income) recognized	$67,307	$(8,404)	$(5,818)

The Company recorded a settlement and curtailment charge during 2008 in connection with its restructuring. The Company remeasured its defined benefit pension plan’s projected benefit obligation and asset values at December 31, 2008, which resulted in a $67.3 million reduction in the funded status of the defined benefit pension plan. The change in funded status was primarily a result of a decrease in the market value of plan assets.

In October of 2007, the Company announced plans to reduce employment levels in connection with its restructuring program. The Company recorded restructuring charges including a special termination benefit of $2.9 million equal to 25% of pensionable earnings for 2008, provided to all participants whose jobs were eliminated as a result of the October 2007 reduction in work force.

Amounts not yet reflected in net periodic pension cost (credit) and included in accumulated other comprehensive income at December 31 are:

	2008	2007	2006

Prior service cost	$4,263	$5,320	$4,588
Loss (gain)	56,480	(14,403)	(7,290)

Accumulated other comprehensive loss (income)	$60,743	$(9,083)	$(2,702)

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost (credit) over the next fiscal year is $1.9 million and $0.7 million, respectively.

Assumptions used to develop net periodic pension cost (credit):

	2008	2007	2006

Discount rate	6.21%	5.76%	5.56%
Expected long term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The measurement date of the Pension Plan is December 31.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of projected benefit obligation as of December 31 follows:

	2008	2007

Projected benefit obligation, beginning of year	$143,776	$151,971
Service cost	1,561	3,940
Interest cost	8,261	8,253
Actuarial (gain) loss	359	(5,146)
Benefits paid	(9,140)	(20,624)
Plan amendments	—	2,474
Curtailment (gain) loss	168	40
Special termination benefits	—	2,868
Settlement loss	(16,480)	—

Projected benefit obligation, end of year	$128,505	$143,776

Assumptions used to develop end-of period obligations:

	2008	2007

Discount rate	6.35%	6.21%
Rate of compensation increase	4.00%	4.00%

The objective of the discount rate assumption was to reflect the rate at which the pension benefits could be effectively settled. In making this determination, the Company took into account the timing and amount of benefits that would be available under the plan. To that effect, the methodology for selecting the discount rates as of December 31, 2008 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 6.35% discount rate as of December 31, 2008 represents the equivalent single rate under a broad-market AA yield curve.

A reconciliation of plan assets as of December 31 follows:

	2008	2007

Fair value of assets, beginning of year	$253,046	$252,838
Actual return on assets	(55,965)	21,740
Settlements	(16,480)	—
Benefits and expenses paid	(10,133)	(21,532)

Fair value of assets, end of year	$170,468	$253,046

A reconciliation of funded status as of December 31 follows:

	2008	2007

Projected benefit obligation	$128,505	$143,776
Market value of assets	170,468	253,046

Funded status	$41,963	$109,270

The Company recognized a pension asset of $42.0 million and $109.3 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation of the Pension Plan was $128.2 million and

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$139.4 million at December 31, 2008 and 2007, respectively. The Company does not anticipate making any contributions to the plan during 2009.

Expected benefit payments for the next ten years are as follows:

Expected Benefit
Year Ended	Payments

2009	$17,016
2010	13,197
2011	11,050
2012	10,305
2013	10,231
2014-2018	51,067

Postretirement Benefits

In 2008, 2007 and 2006, the Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. A liability of $13.4 million and $10.4 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2008 and 2007, respectively. The liability at December 31, 2008 and 2007 represents the funded status of the obligation.

During 2007, the accrued liability included an assumption that the retiree prescription drug plan component of the postretirement medical plan was actuarially equivalent to the Standard Medicare Part D benefit, and therefore was eligible for a federal retiree drug subsidy. This assumption has been removed from the calculation of the liability at December 31, 2008. The increase in the liability resulting from the change in federal subsidy assumption was approximately $2.5 million. This change in assumption was reflected as a component of other comprehensive income in the consolidated statement of shareholders’ equity.

Deferred Compensation Plans and ESPP

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal 50% of employee deferrals up to a maximum of 6% of their eligible compensation, is fully vested and funded as of December 31, 2008. The Company contributions to the plan were approximately $0.8 million, $1.1 million and $1.6 million in 2008, 2007 and 2006, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2008, 2007 and 2006 related to the SERP of $0.7 million, $0.7 million and $1.2 million, respectively, and related to the DCAP of $0.2 million, $0.4 million and $0.8 million, respectively.

Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee. The Company records the 15% discount amount as compensation expense. The Company recognized $0.1 million,

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million and $0.2 million of expense in 2008, 2007 and 2006, respectively. As of December 31, 2008, 271,859 shares of the Company’s stock had been sold to employees under the ESPP. The Company can purchase an unlimited number of shares on the open market to fund its employer obligation.

19.	Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires companies having consolidated entities with specified termination dates to treat minority owner’s interests in such entities as liabilities in an amount based on the fair value of the entities. Although SFAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS 150 solely as a result of consolidation, including minority interests of entities with specific termination dates. As a result, SFAS 150 has no impact on the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006. The Company has one consolidated entity with a specified termination date: Artisan Park, L.L.C. (“Artisan Park”). At December 31, 2008, the carrying amount of the minority interest in Artisan Park was $2.8 million, which approximates fair value. The Company has no other material financial instruments that are affected currently by SFAS 150.

20.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment sells developed homesites, parcels of entitled, undeveloped land and now to a lesser extent homes, due to the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood, timber and other forest products.

The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and minority interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated statements of operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment follows:

	2008	2007	2006

OPERATING REVENUES:
Residential real estate	$71,330	$161,244	$358,439
Commercial real estate	4,011	29,074	52,275
Rural land sales	162,043	161,141	89,990
Forestry	26,606	25,786	24,320

Consolidated operating revenues	$263,990	$377,245	$525,024

(Loss) income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest:
Residential real estate(a)	$(116,014)	$(44,086)	$23,827
Commercial real estate	(2,312)	15,701	24,296
Rural land sales	132,536	99,803	72,528
Forestry	3,825	2,915	5,420
Other(b)	(80,391)	(55,927)	(73,025)

Consolidated (loss) income from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and minority interest	$(62,356)	$18,406	$53,046

(a)	Includes impairment charges of $60.3 million and $13.6 million in 2008 and 2007, respectively.

(b)	Includes loss on early extinguishment of debt of $30.6 million in 2008

CAPITAL EXPENDITURES:
Residential real estate	$28,515	$227,675	$570,925
Commercial real estate	5,024	15,833	24,309
Rural land sales	66	276	7,357
Forestry	126	663	3,378
Other	871	1,044	1,632
Discontinued operations	55	1,795	322

Total capital expenditures	$34,657	$247,286	$607,923

	December 31, 2008	December 31, 2007

TOTAL ASSETS:
Residential real estate(c)	$817,867	$901,771
Commercial real estate	63,109	60,079
Rural land sales	14,590	8,785
Forestry	63,391	90,895
Other	255,332	194,345
Assets held for sale(d)	3,989	8,091

Total assets	$1,218,278	$1,263,966

(c)	Includes $3.5 million of investment in equity method investees

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Formerly part of the Forestry segment

The major classes of assets and liabilities held for sale at December 31 included in the Company’s consolidated balance sheet and previously reported in the forestry segment were as follows:

	December 31, 2008	December 31, 2007

Assets held for sale:
Inventory	$1,611	$5,705
Investment in real estate	1,109	1,300
Other assets	1,269	1,086

Total assets held for sale	$3,989	$8,091

Liabilities associated with assets held for sale:
Account payable and accrued liabilities	$586	$328

Total liabilities associated with assets held for sale	$586	$328

21.	Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $2.7 million, $2.8 million and $2.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

During 2007, the Company entered into a sale-leaseback transaction involving three office buildings included in the sale of the office building portfolio. The Company’s continuing involvement with these properties is in the form of annual rent payments of approximately $2.1 million per year through 2011.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years, including buildings leased through a sale-leaseback transaction are as follows:

2009	$2,676
2010	2,470
2011	2,435
2012	73
2013 and thereafter	—

The Company also has purchase commitments with various suppliers for capital expenditures related to the development of various real estate projects. These commitments approximate $8.6 million in 2009.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, the Company was party to surety bonds of $51.3 million and $48.7 million, respectively, and standby letters of credit in the amounts of $2.8 million and $21.1 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At December 31, 2008 and 2007, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. We expect the remaining $3.8 million held in escrow to be released to the Company in the first quarter of 2009. The release of escrow funds will not have any effect on our earnings.

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

Aggregate environmental-related accruals were $1.8 million at December 31, 2008 and 2007. During 2007, the Company was advised by the State of Florida it had no on-going liability related to sites for which it had previously provided $1.6 million. Accordingly, the Company reversed the liability in 2007.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31

2008
Operating revenues	$46,695	$32,836	$67,668	$116,791
Operating profit (loss)	(50,685)	(23,721)	(2,520)	51,213
Net income (loss)	(27,921)	(19,198)	(20,818)	32,052
Earnings (loss) per share — Basic	(0.31)	(0.21)	(0.23)	0.40
Earnings (loss) per share — Diluted	(0.31)	(0.21)	(0.23)	0.40
2007
Operating revenues	$93,880	$77,440	$110,708	$95,217
Operating profit (loss)	8,086	(5,350)	(3,837)	24,215
Net income (loss)	1,013	(6,807)	25,318	19,683
Earnings (loss) per share — Basic	0.01	(0.09)	0.34	0.27
Earnings (loss) per share — Diluted	0.01	(0.09)	0.34	0.27

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(in thousands)

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Bay County, Florida
Land with infrastructure	$3,346	$639	$—	$32,323	$32,962	$—	$32,962	$75
Buildings	—	—	1,296	11,887	—	13,183	13,183	1,594
Residential	—	2,203	—	62,408	64,611	—	64,611	353
Timberlands	8,165	3,896	—	11,556	15,452	—	15,452	82
Unimproved land	—	1,504	—	16	1,520	—	1,520	—
Broward County, Florida	—	—	—	—	—	—	—	—
Building	—	—	—	—	—	—	—	—
Calhoun County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	181	181	—	181	87
Timberlands	5,245	1,774	—	4,759	6,533	—	6,533	35
Unimproved land	—	979	—	693	1,672	—	1,672	—
Duval County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	255	—	5	260	—	260	—
Buildings	—	—	—	2,743	—	2,743	2,743	2,095
Residential	—	—	—	—	—	—	—	—
Timberlands	—	—	—	—	—	—	—	—
Franklin County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	44	—	10	54	—	54	3
Residential	—	9,003	—	32,215	41,218	—	41,218	—
Timberlands	29	1,241	—	1,307	2,548	—	2,548	13
Unimproved Land	—	210	—	5	215	—	215	—
Buildings	—	—	1,537	2,900	—	4,437	4,437	830
Gadsden County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	3,290	3,290	—	3,290	—
Timberlands	943	1,302	—	478	1,780	—	1,780	9

THE St. JOE COMPANY
SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(in thousands)

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Unimproved land	—	1,786	—	2	1,788	—	1,788	—

Gulf County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,588	—	3,107	4,695	—	4,695	—
Buildings	—	—	930	14,533	—	15,463	15,463	1,459
Residential	—	29,756	—	165,630	195,386	—	195,386	221
Timberlands	12,704	5,238	—	15,352	20,590	—	20,590	109
Unimproved land	—	506	—	693	1,199	—	1,199	—

Jefferson County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
Timberlands	—	789	—	—	789	—	789	4
Unimproved land	—	215	—	4	219	—	219	—

Leon County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	672	573	—	3,270	3,843	—	3,843	57
Buildings	—	—	5,718	11,412	—	17,130	17,130	3,559
Residential	984	23	58	40,165	40,188	58	40,246	1,546
Timberlands	—	923	—	1,104	2,027	—	2,027	11
Unimproved land	—	238	—	290	528	—	528	—

Liberty County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	611	215	—	826	826	209
Timberlands	2,851	3,112	—	380	3,697	—	3,697	95
Unimproved land	—	24	—	—	24	—	24	—

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(in thousands)

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Manatee County
Land with infrastructure		—	—	—	—	—	—	—
Buildings		—	320	67	—	387	387	423
Residential	—	18,952	—	807	19,759	—	19,759	24

Osceola County								—
Land with infrastructure		—	—	—	—	—	—	—
Residential	393	5,588	—	5,606	11,194	—	11,194	—
Buildings	—	—	—	—	—	—	—	—

Palm Beach County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—

Residential	—	—	—	—	—	—	—	—
Buildings	—	—	5	—	—	5	5	5

Pinellas County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—

St. Johns County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,029	—	4,744	5,773	—	5,773	750
Buildings	—	—	1,854	2,633	—	4,487	4,487	1,575
Residential	30,276	9,142	—	68,001	77,143	—	77,143	—

Volusia County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Buildings	—	—	1,644	2,001	—	3,645	3,645	837

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(in thousands)

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Residential	—	13,761	—	56,259	70,020	—	70,020	2,211

Wakulla County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	377	377	—	377	—
Buildings	—	—	—	46	—	46	46	46
Timberlands	—	579	—	—	579	—	579	3
Unimproved Land	—	22	—	—	22	—	22	—

Walton County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	56	—	3,533	3,589	—	3,589	—
Buildings	—	—	29,128	12,100	—	41,228	41,228	8,405
Residential	—	22,676	—	135,404	158,080	—	158,080	6,433
Timberlands	213	354	—	1,008	1,362	—	1,362	7
Unimproved land	—	—	—	—	—	—	—	—

Other Florida Counties	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Timberlands	—	204	—	—	204	—	204	1
Unimproved land	—	79	—	68	147	—	147	—

Georgia	—	—	—	—	—	—	—	—
Land with infrastructure	—	12,093	—	1,229	13,322	—	13,322	50
Buildings	—	—	36	1,831	—	1,867	1,867	18
Timberlands	—	6,895	—	—	6,895	—	6,895	1

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(in thousands)

	Initial Cost to Company				Carried at Close of Period
				Costs Capitalized
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Unimproved land	—	103	—	90	193	—	193	—

TOTALS	$65,821	$159,354	$43,137	$718,737	$815,928	$105,505	$921,433	$33,235

Notes:
(A) The aggregate cost of real estate owned at December 31, 2008 for federal income tax purposes is approximately $857.3 million.

(B)	Reconciliation of real estate owned (in thousands of dollars):

	2008	2007	2006

Balance at Beginning of Year	$968,469	$1,259,130	$1,056,475
Amounts Capitalized	1,668	259,319	626,621
Amounts Retired or Adjusted	(48,704)	(549,980)	(423,966)

Balance at Close of Period	$921,433	$968,469	$1,259,130

(C) Reconciliation of accumulated depreciation (in thousands of dollars):
Balance at Beginning of Year	$27,691	$54,974	$42,328
Depreciation Expense	9,838	12,776	19,831
Amounts Retired or Adjusted	(4,294)	(40,059)	(7,185)

Balance at Close of Period	$33,235	$27,691	$54,974