Form 10-Q
period 2009-03-31
ST JOE CO
filed 2009-05-05
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of April 28, 2009, there were 122,732,031 shares of common stock, no par value, issued and 92,489,508 outstanding, with 30,242,523 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in real estate	$888,057	$890,583
Cash and cash equivalents	109,651	115,472
Notes receivable	46,914	50,068
Pledged treasury securities	28,451	28,910
Prepaid pension asset	43,013	41,963
Property, plant and equipment, net	21,008	19,786
Other intangible assets, net	1,683	1,777
Income taxes receivable	40,490	32,308
Other assets	28,073	33,422
Assets held for sale	—	3,989

	$1,207,340	$1,218,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Debt	$49,213	$49,560
Accounts payable and other	21,932	22,594
Accrued liabilities and deferred credits	90,724	92,636
Deferred income taxes	63,272	61,501
Liabilities associated with assets held for sale	—	586

Total liabilities	225,141	226,877
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,731,384 and 122,438,699 issued at March 31, 2009 and December 31, 2008, respectively	916,687	914,456
Retained earnings	1,034,303	1,046,000
Accumulated other comprehensive (loss)	(42,139)	(42,660)
Treasury stock at cost, 30,242,523 and 30,235,435 shares held at March 31, 2009 and December 31, 2008, respectively	(929,322)	(929,167)

Total Company stockholders’ equity	979,529	988,629

Noncontrolling interest	2,670	2,772

Total stockholders’ equity	982,199	991,401

	$1,207,340	$1,218,278

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Real estate sales	$8,494	$101,079
Rental revenues	365	250
Timber sales	6,172	7,624
Other revenues	6,574	7,656

Total revenues	21,605	116,609

Expenses:
Cost of real estate sales	4,109	18,902
Cost of rental revenues	243	104
Cost of timber sales	4,439	4,894
Cost of other revenues	8,068	10,224
Other operating expenses	11,160	15,332
Corporate expense, net	7,798	8,631
Depreciation and amortization	4,055	4,689
Impairment losses	1,536	2,257
Restructuring charges	—	545

Total expenses	41,408	65,578

Operating (loss) profit	(19,803)	51,031

Other income (expense):
Investment income, net	765	1,787
Interest expense	(128)	(4,219)
Other, net	331	666
Gain on disposition of assets	182	182

Total other income (expense)	1,150	(1,584)

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	(18,653)	49,447
Equity in (loss) income of unconsolidated affiliates	30	(91)
Income tax (benefit) expense	(6,978)	17,773

(Loss) income from continuing operations	(11,645)	31,583
(Loss) income from discontinued operations, net of tax	(154)	57

Net (loss) income	(11,799)	31,640
Less: Net (loss) attributable to noncontrolling interest	(102)	(412)

Net (loss) income attributable to the Company	$(11,697)	$32,052

(LOSS) EARNINGS PER SHARE
Basic
(Loss) income from continuing operations	$(0.13)	$0.40
(Loss) income from discontinued operations	$—	$—

Net (loss) income	$(0.13)	$0.40

Diluted
(Loss) income from continuing operations	$(0.13)	$0.40
(Loss) income from discontinued operations	$—	$—

Net (loss) income	$(0.13)	$0.40

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total

Balance at December 31, 2008	92,203,264	$914,456	$1,046,000	$(42,660)	$(929,167)	$2,772	$991,401

Comprehensive (loss):
Net (loss)	—	—	(11,697)	—	—	(102)	(11,799)
Amortization of pension and postretirement benefit costs, net	—	—	—	521	—	—	521

Total comprehensive (loss)	—	—	—	—	—	—	(11,278)

Issuances of restricted stock	298,399	—	—	—	—	—	—
Forfeitures of restricted stock	(5,714)	—	—	—	—	—	—
Excess tax benefit on options exercised and vested restricted stock	—	(200)	—	—	—	—	(200)
Amortization of stock-based compensation	—	2,431	—	—	—	—	2,431
Purchases of treasury shares	(7,088)	—	—	—	(155)		(155)

Balance at March 31, 2009	92,488,861	$916,687	$1,034,303	$(42,139)	$(929,322)	$2,670	$982,199

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(11,697)	$32,052
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,055	4,706
Stock-based compensation	2,431	2,991
Noncontrolling interest in (loss) of subsidiary	(102)	(412)
Equity in (income) loss of unconsolidated joint ventures	(30)	91
Deferred income tax expense	1,445	23,755
Impairment losses	1,536	2,257
Cost of operating properties sold	3,488	15,253
Expenditures for operating properties	(2,926)	(17,593)
Changes in operating assets and liabilities:
Notes receivable	1,846	(73,845)
Other assets	7,260	9,366
Accounts payable and accrued liabilities	(2,965)	(7,833)
Income taxes payable	(8,182)	(22,214)

Net cash used in operating activities	(3,841)	(31,426)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,571)	(619)
Proceeds from the disposition of assets	536	—
Purchases of short-term investments, net of maturities and redemptions	—	169
Investments in unconsolidated affiliates	410	—

Net cash used in investing activities	(1,625)	(450)

Cash flows from financing activities:
Proceeds from revolving credit agreements	—	35,000
Repayment of borrowings under revolving credit agreements	—	(167,000)
Repayments of other long-term debt	—	(130,000)
Distributions to noncontrolling interest partner	—	(1,560)
Issuance of common stock	—	580,333
Excess tax benefits from stock-based compensation	(200)	(93)
Taxes paid on behalf of employees related to stock-based compensation	(155)	(143)

Net cash (used) provided by financing activities	(355)	316,537

Net (decrease) increase in cash and cash equivalents	(5,821)	284,661
Cash and cash equivalents at beginning of period	115,472	24,265

Cash and cash equivalents at end of period	$109,651	$308,926

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$9,661
Income taxes (refunds)	(140)	16,509
Capitalized interest	—	1,533

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

The St. Joe Company (the “Company”) is a real estate development company primarily engaged in residential, commercial and industrial development and rural land sales. The Company also has significant interests in timber. Most of its real estate and timber operations are within the state of Florida.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2008 balance sheet amounts have been derived from the Company’s December 31, 2008 audited financial statements.

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Adoption of New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 was adopted by the Company as required on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Non-financial assets and liabilities include goodwill, investment in real estate, intangible assets with indefinite lives, guarantees and certain other items. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have a material impact on the Company’s results of operations or financial position, other than additional disclosures. As required, on January 1, 2009, the Company adopted SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. The adoption of SFAS 157-2, as it relates to non-financial assets and liabilities, did not have a material impact on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. This FSP was adopted by the Company as required on January 1, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

New Accounting Standards

In April 2009, the FASB issued FSP SFAS 157-4 (“SFAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active and eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. SFAS 157-4 must be applied prospectively and retrospective application is not permitted. SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting SFAS 157-4 early must also adopt early SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as discussed below. The Company does not believe the adoption of SFAS 157-4 will have a material impact on its financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 (“SFAS 115-2 / 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments. SFAS 115-2 / 124-2 changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses. SFAS 115-2 / 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt early this FSP only if it also elects to adopt early SFAS 157-4. The Company does not believe the adoption of SFAS 115-2 / 124-2 will have a material impact on its financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 (“SFAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. SFAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity must disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may adopt early these interim fair value disclosure requirements only if it also elects to adopt early SFAS 157-4 and SFAS 115-2 / 124-2. The Company does not believe the adoption of SFAS 107-1 will have a material impact on its financial position or results of operations.

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the effect, if any, the adoption of this FSP will have on its financial statement disclosures.

2.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB SFAS No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”), which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants on or after the effective date and existing grants that are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company issues new common stock.

Service-Based Grants

A summary of service-based non-vested restricted share activity as of March 31, 2009 and changes during the three month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2008	405,662	$43.23
Granted	101,430	21.58
Vested	(27,470)	41.24
Forfeited	(1,754)	26.86

Balance at March 31, 2009	477,868	$38.81

As of March 31, 2009, there was $9.0 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $0.8 million related to stock option grants and $8.2 million of non-vested restricted stock which will be recognized over a weighted average period of three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market Condition Grants

In February 2009 and 2008, under its 2001 Stock Incentive Plan, the Company granted to select executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during the performance period.

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

A summary of the activity during the three months ended March 31, 2009 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at December 31, 2008	484,182	$27.31
Granted	196,969	15.69
Vested	—	—
Forfeited	(3,960)	21.37

Balance at March 31, 2009	677,191	$23.96

As of March 31, 2009, there was $8.3 million of unrecognized compensation cost, net of estimated forfeitures, related to market condition based non-vested restricted shares which will be recognized over a weighted average period of three years.

Total stock-based compensation recognized in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008

Stock option expense	$228	$170
Restricted stock expense	2,203	2,821

Total	$2,431	$2,991

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and service-based non-vested restricted stock. Non-vested restricted shares subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and are considered outstanding only upon the satisfaction of the market conditions. The Company has excluded 677,191 and 603,840 potentially dilutive shares which were contingently issuable upon the achievement of future market conditions from its dilutive shares outstanding during the three months ended March 31, 2009 and 2008, respectively. Stock options and non-vested restricted stock are not considered in any diluted earnings per share calculation when the Company has a loss from continuing operations. Accordingly, potentially dilutive stock options and service-based non-vested restricted stock excluded from the computation of diluted earnings per share during the three months ended March 31, 2009 totaled 7,250 and 132,532, respectively. Total anti-dilutive common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock equivalents excluded from diluted earnings per share during the three months ended March 31, 2009 and 2008 were 390,742 and 186,389, respectively.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended
	March 31,
	2009	2008

Basic average shares outstanding	91,210,654	79,107,556
Net effect of stock options assumed to be exercised	—	128,295
Net effect of non-vested restricted stock assumed to be vested	—	266,167

Diluted average shares outstanding	91,210,654	79,502,018

3.	Notes Receivable

Notes receivable consisted of the following:

	March 31, 2009	December 31, 2008

Saussy Burbank	$15,051	$16,671
Various builders	14,939	16,893
Advantis	7,353	7,267
Pier Park Community Development District	2,447	2,404
Perry Pines mortgage note	6,263	6,263
Various mortgages and other	861	570

Total notes receivable	$46,914	$50,068

During the three months ended March 31, 2009, the Company renegotiated the terms of a builder note receivable, resulting in an impairment charge of $1.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment in Real Estate

Real estate by segment includes the following:

	March 31, 2009	December 31, 2008

Operating property:
Residential real estate	$193,938	$185,798
Commercial real estate	94	—
Rural land sales	139	139
Forestry	63,432	62,435
Other	179	338

Total operating property	257,782	248,710

Development property:
Residential real estate	587,478	596,011
Commercial real estate	58,791	59,045
Rural land sales	7,423	7,381
Other	305	796

Total development property	653,997	663,233

Investment property:
Commercial real estate	1,753	1,835
Rural land sales	5	5
Forestry	523	522
Other	5,906	5,742

Total investment property	8,187	8,104

Investment in unconsolidated affiliates:
Residential real estate	3,114	3,494

Total real estate investments	923,080	923,541
Less: Accumulated depreciation	35,023	32,958

Investment in real estate investments	$888,057	$890,583

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

5.	Asset Impairments

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. In the first quarter of 2009 and 2008, the Company recorded impairment charges in the residential real estate segment of $0.2 million and $2.3 million, respectively, related to completed unsold homes. In addition as discussed in Note 3, the Company recorded a $1.3 million impairment charge in the first quarter of 2009 related to a renegotiated builder note receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Restructuring

The charges associated with the Company’s 2006-2008 restructuring and reorganization programs by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Three months ended March 31, 2009:
One-time termination benefits to employees	$27	—	—	$—	$(27)	$—

Three months ended March 31, 2008:
One-time termination benefits to employees	$285	(2)	—	$73	$189	$545

Cumulative restructuring charges, September 30, 2006 through March 31, 2009	$17,676	$653	$1,661	$300	$6,260	$26,550

Remaining one-time termination benefits to employees — to be incurred during 2009(a)	$55	$—	$—	$—	$25	$80

(a)	Represents costs to be incurred from April 1, 2009 through December 31, 2009.

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

At March 31, 2009, the accrued liability associated with the restructuring consisted of the following:

	Balance at			Balance at
	December 31,	Costs		March 31,	Due within
	2008	Accrued	Payments	2009	12 months

One-time termination benefits to employees	$694	$—	$(189)	$505	$505

7.	Discontinued Operations

On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant for a sale price of $1.6 million. The sale agreement also included a long term lease of a building facility. The Company received proceeds of $1.3 million and a note receivable of $0.3 million in connection with the sale. Assets and liabilities classified as “held for sale” at December 31, 2008 which were not subsequently sold have been reclassified as held for use in the consolidated balance sheet at March 31, 2009. In addition, the operating results associated with assets not sold, primarily depreciation on a building, have been recorded within continuing operations during the first quarter of 2009. These reclassifications did not have a material impact on the Company’s financial position or operating results.

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. The Company recorded a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. The amortization of gain associated with these three properties has been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations presented on the consolidated statements of operations for the three months ended March 31 included the following:

	Three Months Ended
	March 31,
	2009	2008

Commercial Buildings — Commercial Segment Aggregate revenues	$—	$17

Pre-tax income	—	21
Income taxes	—	8

Income from discontinued operations, net	$—	$13

Sunshine State Cypress — Forestry Segment Aggregate revenues	$1,707	$1,842

Pre-tax (loss) income	(377)	72
Pre-tax gain on sale	124	—
Income taxes (benefit)	(99)	28

(Loss) income from discontinued operations	$(154)	$44

Total (loss) income from discontinued operations, net	$(154)	$57

8.	Debt

Debt consists of the following:

	March 31, 2009	December 31, 2008

Non-recourse defeased debt	28,451	28,910
Community Development District debt	11,898	11,857
Other	8,864	8,793

Total debt	$49,213	$49,560

On September 19, 2008, the Company entered into a $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. The Company may request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication on a best efforts basis. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. The Company has not drawn any funds on the credit facility as of March 31, 2009. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. Certain subsidiaries of the Company have agreed to guarantee any amounts owed under the Credit Agreement.

The interest rate for each borrowing under the Credit Agreement is based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%. The Credit Agreement also requires the payment of quarterly fees ranging from 0.125% to 0.35% based on the Debt to Total Asset Value ratio during the applicable period. The interest margin and quarterly fee as of March 31, 2009 were 0.75% and 0.125%, respectively.

The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The Company was in compliance with its debt covenants at March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The aggregate scheduled maturities of debt subsequent to March 31, 2009 are as follows (a):

2009	$1,471
2010	2,212
2011	3,948
2012	523
2013	558
Thereafter	40,501

Total	$49,213

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $28.5 million.

9.	Employee Benefit Plans

A summary of the net periodic benefit (credit) follows:

	Three Months Ended
	March 31,
	2009	2008

Service cost	$375	$701
Interest cost	1,900	2,061
Expected return on assets	(3,325)	(4,433)
Prior service costs	175	185
Actuarial loss	475	—

Net periodic benefit (credit)	$(400)	$(1,486)

In accordance with SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, the Company remeasures its plan assets and benefit obligation at each December 31. No events occurred during the three months ended March 31, 2009 which would require the Company to remeasure its plan assets or benefit obligation.

10.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. The Company had approximately $1.4 million of total unrecognized tax benefits as of March 31, 2009 and December 31, 2008, none of which, if recognized, would materially affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $0.4 million and $0.3 million (net of tax benefit) at March 31, 2009 and December 31, 2008, respectively, related to uncertain tax positions. There were no significant changes to unrecognized tax benefits including interest and penalties during the first quarter of fiscal 2009, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

The Internal Revenue Service has examined federal income tax returns of the Company for the years 2005 and 2006. The tax year 2007 remains subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells homesites and now, to a lesser extent, homes, due to the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood, timber and other forest products.

The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

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

Information by business segment, adjusted as a result of discontinued operations, follows:

	Three Months Ended
	March 31,
	2009	2008

Operating Revenues:
Residential real estate	$10,789	$17,769
Commercial real estate	477	151
Rural land sales	4,167	91,074
Forestry	6,172	7,615

Consolidated operating revenues	$21,605	$116,609

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes :
Residential real estate	$(14,222)	$(18,743)
Commercial real estate	(605)	(812)
Rural land sales	2,885	80,050
Forestry	1,106	1,959
Other	(7,817)	(13,007)

Consolidated (loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	$(18,653)	$49,447

	March 31, 2009	December 31, 2008

Total Assets:
Residential real estate	$814,061	$817,867
Commercial real estate	63,039	63,109
Rural land sales	14,558	14,590
Forestry	64,597	63,391
Corporate	251,085	255,332
Assets held for sale(1)	—	3,989

Total Assets	$1,207,340	$1,218,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Formerly part of the Forestry segment.

12.	Contingencies

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

At March 31, 2009 and December 31, 2008, the Company was party to surety bonds of $44.9 million and $51.3 million, respectively, and standby letters of credit in the amounts of $2.8 million and $2.8 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At March 31, 2009 and December 31, 2008, the Company was not liable as guarantor on any credit obligations that relate to unconsolidated affiliates or others in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. In the first quarter of 2009, the Company closed on the conveyance of the remaining deferred parcels to various entities, resulting in the release to the Company of the remaining escrow balance of approximately $5.3 million, which included accumulated interest. The release of escrow funds did not have any effect on the Company’s earnings.

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

Other proceedings involving environmental matters are pending against the Company. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. However, management believes that the ultimate disposition of currently known matters will not have a material effect on the Company’s consolidated financial position.

Aggregate environmental-related accruals were $1.7 million at March 31, 2009 and $1.8 million at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Concentration of Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, notes receivable and retained interests. The Company deposits and invests excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits.

The majority of notes receivable is from homebuilders and other entities associated with the real estate industry. As with many entities in the real estate industry, revenues have contracted for these companies, and they may be increasingly dependent on their lenders’ continued willingness to provide funding to maintain ongoing liquidity. The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date. There are not entity specific facts which cause the Company currently to believe that such notes receivable will be realized at amounts below their carrying values; however, due to the collapse of real estate markets and tightened credit conditions, the collectability of these receivables represents a significant risk to the Company and changes in the likelihood of collectability could adversely impact the accompanying financial statements.

In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations.

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

14.	Fair value measurements

The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The partial adoption of SFAS 157, as it relates to financial assets and liabilities, did not have any impact on the Company’s results of operations or financial position, other than additional disclosures. During the first quarter 2009, the Company adopted SFAS 157 with regards to non-financial assets and liabilities in accordance with FSP No. 157-2. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The adoption of SFAS 157-2, as it relates to non-financial assets and liabilities, did not have a material impact on the Company’s results of operations or financial position. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market	$102,354	$102,354	$—	$—
Retained interest in QSPEs	9,592	—	—	9,592

Total assets at fair value	$111,946	$102,354	$—	$9,592

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs, which is recorded in Other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.1 million in 2009. In addition, the Company will receive the payment of the remaining principal on the installment notes at the end of their 15 year maturity period.

In accordance with EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to unrealized loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during the first quarter 2009.

The following is a reconciliation of the Company’s retained interest in QSPEs:

2009

Balance January 1	$9,518
Additions	—
Accretion of interest income	74

Balance March 31	$9,592

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	a continued downturn in the real estate markets in Florida and across the nation;

•	a continued crisis in the national financial markets and the financial services and banking industries;

•	a continued decline in national economic conditions;

•	economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	availability of mortgage financing, increases in foreclosures and changes in interest rates;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the carrying value of our real estate assets and notes receivable;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	a failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and home sites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the development of a new airport in Bay County;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	changes in homeowner insurance rates and deductibles for property in Florida, particularly in coastal areas, and availability of property insurance in Florida;

•	high property tax rates in Florida, and future changes in such rates;

•	significant tax payments arising from any acceleration of deferred taxes;

•	changes in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.

Overview

The majority of our land is located in Northwest Florida and has a very low cost basis. In order to optimize the value of these core real estate assets, we seek to reposition portions of our substantial timberland holdings for higher and better uses. We seek to create value in our land by securing entitlements for higher and better land-uses, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways, performing land restoration and enhancement and promoting economic development.

We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry.

Our residential real estate segment generates revenues from:

•	the sale of developed homesites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	resort and club operations;

•	rental income; and

•	brokerage fees on certain transactions.

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

For over three years, the United States has experienced a dramatic slowdown in most of its residential real estate markets. Florida, as one of the fastest growing states during the preceding real estate boom, has been particularly hard-hit, with high levels of inventories of resale homes, a large number of foreclosures and steep declines in home values. In 2008, the problems in the real estate industry contributed to a liquidity crisis among financial institutions resulting in unprecedented government intervention, a dramatic drop in the stock market and the onset of a severe economic recession. The financial markets remain unsettled and the economic outlook remains uncertain.

As a result of these adverse conditions, our residential and commercial sales have declined precipitously since 2005. During 2008, we relied on rural land sales as a significant source of revenues due to the continuing downturn in our residential and commercial real estate markets. We expect to continue to rely on rural land sales as a significant source of revenues in the future, but to a lesser extent than 2008. We are carefully monitoring, however, any impact that the current economic environment may have on pricing or overall demand for rural land.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in these policies during the first three months of 2009.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

Net (loss) income decreased $43.8 million to a loss of $(11.7) million, or $(0.13) per share, in the first quarter of 2009, compared to net income of $32.1 million, or $0.40 per share, for the first quarter of 2008. Results for the three months ended March 31, 2009 include impairment charges of $1.5 million primarily related to the write down of a renegotiated builder note receivable. Included in our results for the three months ended March 31, 2008 is an impairment charge of $2.3 million related to the write down of unsold homes in our residential real estate segment and a $0.5 million charge related to our restructuring program. Results for the three months ended March 31, 2009 and 2008 reported in discontinued operations primarily include the operations of Sunshine State Cypress.

We report revenues from our four operating segments: residential real estate, commercial real estate, rural land sales, and forestry. Real estate sales are generated from sales of homesites and housing units and parcels of developed and undeveloped land. Timber sales are generated from the forestry segment. Other revenues are primarily resort and club operations from the residential real estate segment.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$8.5	$101.1	$(92.6)	(92)%
Rental revenues	0.4	0.2	0.2	100
Timber sales	6.2	7.6	(1.4)	(18)
Other revenues	6.5	7.7	(1.2)	(16)

Total	21.6	116.6	(95.0)	(81)

Expenses:
Cost of real estate sales	4.1	18.9	(14.8)	(78)
Cost of rental revenues	0.2	0.1	0.1	100
Cost of timber sales	4.4	4.9	(0.5)	(10)
Cost of other revenues	8.1	10.2	(2.1)	(21)
Other operating expenses	11.2	15.3	(4.1)	(27)

Total	$28.0	$49.4	$(21.4)	(43)%

The decrease in real estate sales revenues and cost of real estate sales for the three months ended March 31, 2009 compared to 2008 was primarily due to decreased sales in our rural land sales segment. Although we expect to continue to rely on large tract rural land sales as a source of revenue during the current economic downturn, our 2009 sales activity is planned to be significantly less than 2008. During 2009, approximately $4.2 million, or 19%, of our first quarter revenues were generated by rural land sales compared to $91.1 million, or 78%, in 2008. Additionally, our gross margin percentage on real estate sales decreased to 52% from 81% during the three months ended March 31, 2009 compared to 2008 primarily as a result of the decrease in high margin rural land sales relative to our sales mix. Other operating expenses decreased by $4.1 million, or 27%, due to lower general and administrative expenses as a result of our restructuring efforts. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, was $7.8 million and $8.6 million during the three months ended March 31, 2009 and 2008, respectively. Payroll related costs decreased by $2.1 million in 2009 compared to 2008 as a result of staffing reductions in connection with our corporate reorganization. These cost reductions were partially offset by $1.1 million less pension income due to a lower expected return on pension assets.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. During the first quarter 2009 and 2008 we recorded impairment charges of $0.2 million and $2.3 million, respectively, in the residential real estate segment related to completed unsold homes. In addition, we recorded a $1.3 million write down of a renegotiated builder note receivable in our residential real estate segment during the first quarter of 2009.

Restructuring charge.  We recorded a restructuring charge of $0.5 million in the three months ended March 31, 2008 related to one-time termination benefits. We recorded no restructuring charge in the three months ended March 31, 2009. Remaining restructuring charges relating to restructuring actions taken in 2008 and prior years to be expensed during 2009 approximated $0.1 million at March 31, 2009.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, fair value adjustment of our retained interest in monetized installment note receivables, and other income. Other income (expense) was $1.2 million and $(1.6) million for the three months ended March 31, 2009 and 2008, respectively. The $2.8 million increase was primarily a result of a reduction in interest expense associated with our reduced debt balances.

Equity in (loss) income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates was less than $0.1 million in the three months ended March 31, 2009, compared to a loss of $(0.1) million in the three months ended March 31, 2008. Equity in (loss) income primarily related to joint ventures within our residential real estate segment which are now substantially sold out.

Income tax (benefit) expense.  Income tax (benefit) expense, including income tax on discontinued operations, totaled $(7.1) million and $17.8 million for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate was 38% and 36% for the three months ended March 31, 2009 and 2008, respectively.

Discontinued Operations.  (Loss) income from discontinued operations, net of tax, totaled $(0.2) million and $0.1 million in the three months ended March 31, 2009 and 2008, respectively. See our Commercial and Forestry section below for further detail on discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, primary and seasonal residential communities, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and near Tallahassee.

Our residential sales have declined precipitously from 2006 due to the collapse of the housing markets in Florida. Inventories of resale homes and homesites remain high in our markets and prices continue to decline. With the U.S. and Florida economies battling rising foreclosures, severely restrictive credit, significant inventories of unsold homes and recessionary economic conditions, predicting when real estate markets will return to health remains difficult.

Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed. The overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment may not be recoverable. In the first quarter of 2009 and 2008, we recorded impairment charges of $0.2 million and $2.3 million, respectively, related to completed unsold homes. In addition, we recorded a $1.3 million impairment charge in the first quarter of 2009 related to a renegotiated builder note receivable.

The table below sets forth the results of continuing operations of our residential real estate segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Revenues:
Real estate sales	$4.0	$9.8
Rental revenue	0.2	0.3
Other revenues	6.6	7.7

Total revenues	10.8	17.8

Expenses:
Cost of real estate sales	3.5	9.3
Cost of rental revenue	0.2	0.1
Cost of other revenues	8.0	10.2
Other operating expenses	8.8	12.1
Depreciation and amortization	3.0	2.9
Restructuring charge	—	0.3
Impairment charge	1.5	2.3

Total expenses	25.0	37.2

Other income (expense)	—	0.7

Pre-tax (loss) from continuing operations	$(14.2)	$(18.7)

Real estate sales include sales of homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs). Other revenues consist primarily of resort and club operations and brokerage fees.

Three Months Ended March 31, 2009 and 2008

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$3.3	$0.7	$4.0	$8.5	$1.2	$9.7
Cost of sales:
Direct costs	1.8	0.1	1.9	6.2	0.6	6.8
Selling costs	0.2	0.1	0.3	0.5	0.1	0.6
Other indirect costs	1.3	—	1.3	1.9	—	1.9

Total cost of sales	3.3	0.2	3.5	8.6	0.7	9.3

Gross profit (loss)	$—	$0.5	$0.5	$(0.1)	$0.5	$0.4

Gross profit (loss) margin	—%	71%	13%	(1)%	42%	4%
Units sold	9	3	12	13	5	18

The decreases in the amounts of real estate sales were due primarily to decreases in primary home closings and homesite closings in various communities as a result of adverse market conditions. The average sales price in the first quarter of 2009 was also less than the average sales price in the first quarter of 2008.

The following table sets forth home and homesite sales activity by geographic region and property type.

	March 31, 2009				March 31, 2008
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	6	$2.8	$2.8	$—	3	$3.9	$3.8	$0.1
Home sites	1	0.2	0.1	0.1	2	1.0	0.6	0.4
Primary
Home sites	2	0.4	0.1	0.3	—	—	—	—
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	0.3	(0.3)
Home sites	—	—	—	—	3	0.2	0.1	0.1
Central Florida:
Primary
Single-family homes	2	0.4	0.4	—	5	3.1	3.0	0.1
Multi-family homes	—	—	—	—	4	1.3	1.3	—
Townhomes	1	0.1	0.1	—	1	0.2	0.2	—
Home sites	—	0.1	—	0.1	—	—	—	—

Total	12	$4.0	$3.5	$0.5	18	$9.7	$9.3	$0.4

Also included in real estate sales and gross profit are land sales of $0.1 million during the period ending March 31, 2008.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing and SouthWood. In Northeast Florida the primary community was RiverTown. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, the number of first quarter 2009 home closings increased compared with first quarter 2008. Revenues decreased, however, primarily because the 2008 period included the sale of a single family home in Watercolor for $1.8 million.

In our Central Florida communities, home closings, revenues and gross profit decreased in the first quarter 2009 as compared to the first quarter 2008 primarily due to adverse market conditions. There were no homesite closings in the first quarter of 2009. Homesite revenue in the first quarter of 2009 relates to profit participation from previous sales to a national homebuilder.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf and club operations, management fees and brokerage activities. Other revenues were $6.6 million in the first quarter of 2009 with $8.0 million in related costs, compared to revenues totaling $7.7 million in the first quarter of 2008 with $10.2 million in related costs. Other revenues decreased $1.1 million due to lower volume and the reduction of room and vacation rental rates. Cost of other revenues decreased $2.2 million as a result of reduced staffing levels and more efficient operations of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $8.8 million in the first quarter of 2009 compared to $12.1 million in the first quarter 2008. The decrease of $3.3 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowner association funding costs and certain warranty and other project costs, as compared to 2008. These decreases were partially offset by costs related to our real estate projects that were expensed in 2009 instead of capitalized.

We recorded a restructuring charge in our residential real estate segment of $0.3 million in the first quarter of 2008 in connection with our exit from the Florida homebuilding business and corporate reorganization.

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad range of retail, office and commercial uses. We sell and develop commercial land and provide development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Consistent with residential real estate, the markets for commercial real estate, particularly retail, remain weak.

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Revenues:
Real estate sales	$0.4	$0.2
Rental revenue	0.1	—

Total revenues	0.5	0.2

Expenses:		—
Cost of real estate sales	0.3	0.1
Other operating expenses	1.0	1.1

Total expenses	1.3	1.2
Other income	0.2	0.2

Pre-tax (loss) from continuing operations	$(0.6)	$(0.8)

Rental revenue for the three months ended March 31, 2009 primarily relates to lease income associated with a long term land lease with the Port Authority of Port St. Joe.

We continue to focus our efforts on attracting national and regional retail users and other commercial developers to our properties in Northwest Florida. Going forward, we intend to seek to partner with third parties for the development of new commercial projects, as well as sell entitled land to developers and investors.

Real Estate Sales.

There were no commercial land sales for the three months ended March 31, 2009 or 2008. Sales and cost of sales included previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2009 and included previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2008.

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

The table below sets forth the results of operations of our rural land sales segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Revenues:
Real estate sales	$4.2	$91.1

Expenses:
Cost of real estate sales	0.4	9.5
Other operating expenses	1.0	1.5

Total expenses	1.4	11.0

Other income	0.1	—

Pre-tax income from continuing operations	$2.9	$80.1

Rural land sales for the three months ended March 31 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
Three Months Ended:	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

March 31, 2009	5	1,027	$4,140	$4.2	$3.8
March 31, 2008	6	57,435	$1,586	$91.1	$81.6

Although we continue to rely on large tract rural land sales as a source of revenue during the current economic downturn, our 2009 sales activity is planned to be significantly less than 2008. We consider the land sold to be non-strategic as these parcels would require a significant amount of time to realize a higher and better use than timberland. Although our average price per acre increased during the quarter, we are carefully monitoring the potential impact that the current economic environment may have on pricing or overall demand for rural land.

Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and their highest and best use. As a result, average prices vary from one period to another.

During the three months ended March 31, 2009, we closed the following significant sale:

•	930 acres in Wakulla county for $3.9 million, or $4,234 per acre

During the three months ended March 31, 2008, we closed the following significant sales:

•	23,743 acres in Liberty county for $36.3 million, or $1,530 per acre

•	2,784 acres in Taylor county for $12.5 million, or $4,500 per acre

•	29,742 acres in various counties for $39.5 million, or $1,330 per acre

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. On October 8, 2007 we announced our intent to sell Sunshine State Cypress. On February 27, 2009, we completed the sale of its inventory and equipment assets. The results of operations for Sunshine State Cypress during the three months ended March 31, 2009 and 2008 are set forth below as discontinued operations.

The table below sets forth the results of the continuing operations of our forestry segment for the three months ended March 31.

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Revenues:
Timber sales	$6.2	$7.6
Expenses:
Cost of timber sales	4.4	4.9
Other operating expenses	0.5	0.6
Depreciation and amortization	0.6	0.7
Restructuring charge	—	0.1

Total expenses	5.5	6.3

Other income	0.4	0.6

Pre-tax income from continuing operations	$1.1	$1.9

Total revenues for the forestry segment decreased $1.4 million, or 18%, compared to 2008. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. Although Smurfit-Stone recently filed for bankruptcy protection, the supply agreement remains in effect at this time. Sales under this agreement were $3.3 million (160,000 tons) in 2009 and $3.4 million (185,000 tons) in 2008. Sales to other customers totaled $2.3 million (118,000 tons) in 2009 as compared to $4.2 million (213,000 tons) in 2008. The decrease in revenues was primarily due to higher 2008 sales to our other customers, which was a result of an accelerated harvest plan in connection with a large land sale. Our 2009 revenues also included $0.6 million related to land management services performed in connection with certain conservation properties.

Cost of sales for the forestry segment decreased $0.5 million in 2009 compared to 2008. Gross margins as a percentage of revenue were 29% in 2009 and 36% in 2008. The decrease in margin was primarily due to higher margin product sales to outside customers in 2008, for which we did not incur any cut and haul costs.

On February 27, 2009, we sold our remaining inventory and equipment assets related to our Sunshine State Cypress mill and mulch plant for $1.6 million. We received $1.3 million in cash and a note receivable of $0.3 million. The sale agreement also included a long term lease of a building facility.

Discontinued operations related to the sale of Sunshine State Cypress for the three months ended March 31 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$1.7	$1.8

Pre-tax (loss) income	(0.4)	0.1
Pre-tax gain on sale	0.1	—

Income taxes	0.1	—

Income from discontinued operations	$0.2	$—

Liquidity and Capital Resources

We generated cash in the first quarter of 2009 from sales of land holdings, other assets and operations. We used cash in the first quarter of 2009 for operations, real estate development and construction.

As of March 31, 2009, we had cash and cash equivalents of $109.6 million, compared to $115.5 million as of December 31, 2008. We invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes. We believe that our current cash and cash equivalents, credit facility and cash we expect to generate from operating activities and tax refunds will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures through the next twenty-four months.

Cash Flows from Operating Activities

Net cash used in operations was $3.8 million and $31.4 million in the first three months of 2009 and 2008, respectively. During such periods, expenditures relating to our residential real estate segment were $2.9 million and $16.7 million, respectively. Expenditures for operating properties of commercial land development and residential club and resort property development in the first three months of 2009 and 2008 totaled less than $0.1 million and $0.9 million, respectively.

Our current income tax receivable was $40.5 million at March 31, 2009 and $32.3 million at December 31, 2008. We anticipate we will receive the majority of our 2008 tax receivable during 2009 which will provide us with additional liquidity.

During the first quarter of 2008, we sold a total of 49,688 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $70.0 million, which installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). In April 2008, $30.5 million of the installment notes were monetized for $27.4 million in cash. We did not record any installment note sales during the first quarter of 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.6 million and $0.5 million in the first three months of 2009 and 2008, respectively. We do not anticipate making any significant investments at this time.

Cash Flows from Financing Activities

Net cash (used) provided by financing activities was $(0.3) million and $316.5 million in the first three months of 2009 and 2008, respectively.

In an effort to enhance our financial flexibility, on March 3, 2008, we sold 17,145,000 shares of our common stock, at a price of $35.00 per share. We received net proceeds of $580.1 million in connection with the public offering which were used to prepay in full (i) during the first quarter 2008 a $100 million term loan and the entire outstanding balance (approximately $160 million) of our previous $500 million senior revolving credit facility and (ii) on April 4, 2008 senior notes with an outstanding principal amount of $240.0 million together with a make-whole amount of approximately $29.7 million.

In September 2008, we entered into a new $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. We have the option to request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication on a best efforts basis. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. No funds have been drawn on the Credit Agreement as of March 31, 2009. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. We have pledged 100% of the membership interests in our largest subsidiary, St. Joe Timberland Company of Delaware, LLC, as security for the credit facility. We have also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. We were in compliance with our debt covenants at March 31, 2009.

We have also used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $11.9 million related to CDD bonds as of March 31, 2009 and December 31, 2008. We retired approximately $30.0 million of CDD debt from the proceeds of our common stock offering during the first quarter 2008.

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at March 31, 2009. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. From the inception of the Stock Repurchase Program in 1998 to March 31, 2009, we have repurchased from shareholders 27,945,611 shares. During the three months ended March 31, 2009 and 2008 we did not repurchase any shares and we have no present intention to repurchase any shares.

Executives have surrendered a total of 2,396,062 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. During the three months ended March 31, 2009 and 2008, executives surrendered a total of 7,088 and 3,721 shares, respectively.

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

During 2008 and 2007, the QSPEs monetized $108.4 million and $74.9 million, respectively, of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $96.1 million and $66.9 million in net proceeds were distributed to us during 2008 and 2007, respectively. The debt securities are payable solely out of the assets of the QSPEs and proceeds from the letters of credit. The investors in the QSPEs have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all QSPEs of $9.6 million for all installment notes monetized through March 31, 2009, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates. In accordance with EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets, fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. We did not record any impairment adjustments as a result of changes in previously projected cash flows during the three months ended March 31, 2009. We have deferred approximately $160.5 million of gain for income tax purposes through this QSPE/installment sale structure as of March 31, 2009.

Contractual Obligations and Commercial Commitments

There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2008, during the first three months of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2008, during the first three months of 2009.

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

(b) Changes in Internal Controls. During the quarter ended March 31, 2009, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 12, Contingencies.

Item 1A.  Risk Factors

Due to the ongoing difficulties in the real estate markets and tightened credit conditions, we may be required to write-down the carrying value of certain notes receivable and such notes may not ultimately be collectable, either of which could have an adverse affect on our financial condition and results of operations.

We have approximately $46.9 million of notes receivable, the majority of which are from homebuilders and other companies associated with the real estate industry. As with many companies in the real estate industry, their revenues have contracted and they may be increasingly dependent on their lenders’ continued willingness to provide funding to maintain ongoing liquidity. Due to the ongoing difficulties in the real estate markets and tightened credit conditions, we may be required to write-down the carrying value of our notes receivable and such notes may not ultimately be collectable. Either of these events could have an adverse affect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)		Shares Purchased	Amount that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans	Purchased Under
	Purchased	Price Paid	or Programs	the Plans or
Period	(1)	per Share	(2)	Programs
				(In thousands)

Month Ended January 31, 2009	—	$—	—	$103,793
Month Ended February 28, 2009	5,380	$23.65	—	$103,793
Month Ended March 31, 2009	1,708	$16.40	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

(2)	For a description of our Stock Repurchase Program, see Part I, Item 2, Liquidity and Capital Resources — Cash Flows from Financing Activities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Amendment of a Material Definitive Agreement

We recently entered into an agreement (the “Standstill Agreement”) with Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (collectively, “Fairholme”) permitting Fairholme to acquire beneficial ownership of up to 30% of our outstanding common stock if Fairholme acquires 20% or more within two years. In connection with this Standstill Agreement, on May 1, 2009, we amended our $100 million revolving credit facility with Branch Banking and Trust Company to amend the definition of “change in control” to permit the potentially increased ownership by Fairholme. A copy of the Third Amendment to Credit Agreement is filed as Exhibit 10.3 hereto and is incorporated by reference.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
10.1	2009 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 31, 2009).
10.2	Letter Agreement dated April 6, 2009 among Fairholme Funds, Inc., Fairholme Capital Management, L.L.C. and the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 7, 2009).
10.3	Third Amendment to Credit Agreement dated May 1, 2009 by and between the registrant and Branch Banking and Trust Company, as agent and lender.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: May 5, 2009	/s/ Wm. Britton Greene

Wm. Britton Greene President and Chief Executive Officer

Date: May 5, 2009	/s/ Janna L. Connolly

Janna L. Connolly Chief Accounting Officer