Form 10-Q
period 2009-06-30
ST JOE CO
filed 2009-08-04
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of July 28, 2009, there were 122,767,476 shares of common stock, no par value, issued and 92,519,367 outstanding, with 30,248,109 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in real estate	$869,750	$890,583
Cash and cash equivalents	116,569	115,472
Notes receivable	35,608	50,068
Pledged treasury securities	27,995	28,910
Prepaid pension asset	43,153	41,963
Property, plant and equipment, net	19,126	19,786
Other intangible assets, net	1,590	1,777
Income taxes receivable	46,993	32,308
Other assets	28,684	33,422
Assets held for sale	—	3,989

Total assets	$1,189,468	$1,218,278

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$49,094	$49,560
Accounts payable and other	19,148	22,594
Accrued liabilities and deferred credits	93,916	92,636
Deferred income taxes	59,804	61,501
Liabilities associated with assets held for sale	—	586

Total liabilities	221,962	226,877
EQUITY:
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,765,466 and 122,438,699 issued at June 30, 2009 and December 31, 2008, respectively	920,047	914,456
Retained earnings	989,683	1,046,000
Accumulated other comprehensive (loss)	(14,726)	(42,660)
Treasury stock at cost, 30,242,523 and 30,235,435 shares held at June 30, 2009 and December 31, 2008, respectively	(929,322)	(929,167)

Total stockholders’ equity	965,682	988,629

Noncontrolling interest	1,824	2,772

Total equity	967,506	991,401

Total liabilities and equity	$1,189,468	$1,218,278

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Real estate sales	$20,243	$46,634	$28,737	$147,713
Rental revenues	407	311	772	561
Timber sales	7,167	6,445	13,339	14,069
Other revenues	12,835	14,096	19,409	21,752

Total revenues	40,652	67,486	62,257	184,095

Expenses:
Cost of real estate sales	11,607	20,613	15,716	39,515
Cost of rental revenues	154	103	397	207
Cost of timber sales	5,187	4,948	9,626	9,842
Cost of other revenues	11,682	13,794	19,750	24,018
Other operating expenses	12,180	13,436	23,340	28,767
Corporate expense, net	5,421	9,358	13,220	17,989
Depreciation and amortization	4,307	4,458	8,362	9,147
Pension settlement charge	44,678	—	44,678	—
Impairment losses	19,962	976	21,498	3,233
Restructuring charges	12	2,502	11	3,047

Total expenses	115,190	70,188	156,598	135,765

Operating (loss) profit	(74,538)	(2,702)	(94,341)	48,330

Other income (expense):
Investment income, net	631	1,494	1,396	3,281
Interest expense	(139)	(110)	(267)	(4,329)
Other, net	228	(1,439)	559	(773)
Loss on early extinguishment of debt	—	(29,874)	—	(29,874)
Gain on disposition of assets	182	182	364	364

Total other income (expense)	902	(29,747)	2,052	(31,331)

(Loss) income from continuing operations before equity in loss of unconsolidated affiliates and income taxes	(73,636)	(32,449)	(92,289)	16,999
Equity in loss of unconsolidated affiliates	(45)	(122)	(15)	(213)
Income tax (benefit) expense	(28,406)	(11,781)	(35,384)	5,993

(Loss) income from continuing operations	(45,275)	(20,790)	(56,920)	10,793
(Loss) income from discontinued operations, net of tax	—	(113)	(154)	(56)

Net (loss) income	(45,275)	(20,903)	(57,074)	10,737
Less: Net (loss) attributable to noncontrolling interest	(655)	(85)	(757)	(497)

Net (loss) income attributable to the Company	$(44,620)	$(20,818)	$(56,317)	$11,234

(LOSS) EARNINGS PER SHARE
Basic
(Loss) income from continuing operations	$(0.49)	$(0.23)	$(0.62)	$0.13
(Loss) income from discontinued operations	$—	$—	$—	$—

Net (loss) income	$(0.49)	$(0.23)	$(0.62)	$0.13

Diluted
(Loss) income from continuing operations	$(0.49)	$(0.23)	$(0.62)	$0.13
(Loss) income from discontinued operations	$—	$—	$—	$—

Net (loss) income	$(0.49)	$(0.23)	$(0.62)	$0.13

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total

Balance at December 31, 2008	92,203,264	$914,456	$1,046,000	$(42,660)	$(929,167)	$2,772	$991,401

Comprehensive (loss):
Net (loss)	—	—	(56,317)	—	—	(757)	(57,074)
Amortization of pension and postretirement benefit costs, net of tax	—	—	—	1,049	—	—	1,049
Pension settlement costs, net of tax	—	—	—	27,476	—	—	27,476
Effect of pension remeasurement, net of tax	—	—	—	(591)	—	—	(591)

Total comprehensive (loss)	—	—	—	—	—	—	(29,140)

Distributions	—	—	—	—	—	(191)	(191)
Issuances of restricted stock	328,834	—	—	—	—	—	—
Forfeitures of restricted stock	(7,873)	—	—	—	—	—	—
Issuance of common stock	5,806	108	—	—	—	—	108
Excess tax benefit on options exercised and vested restricted stock	—	(185)	—	—	—	—	(185)
Amortization of stock-based compensation	—	5,668	—	—	—	—	5,668
Purchases of treasury shares	(7,088)	—	—	—	(155)	—	(155)

Balance at June 30, 2009	92,522,943	$920,047	$989,683	$(14,726)	$(929,322)	$1,824	$967,506

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(57,074)	$10,737
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,362	9,165
Stock-based compensation	5,668	6,415
Equity in loss of unconsolidated joint ventures	15	213
Deferred income tax (benefit) expense	(19,183)	33,287
Loss on early extinguishment of debt	—	29,874
Pension settlement	44,678	—
Impairment losses	21,498	3,233
Cost of operating properties sold	15,024	34,432
Expenditures for operating properties	(6,411)	(30,335)
Changes in operating assets and liabilities:
Notes receivable	2,038	(78,065)
Other assets	5,743	6,273
Accounts payable and accrued liabilities	(2,370)	(7,655)
Income taxes receivable	(14,685)	(44,108)

Net cash provided by (used in) operating activities	3,303	(26,534)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,949)	(1,276)
Proceeds from the disposition of assets	631	—
Purchases of short-term investments, net of maturities and redemptions	—	619
Contribution of capital to unconsolidated affiliates	(191)	—
Distributions from unconsolidated affiliates	535	—

Net cash used in investing activities	(1,974)	(657)

Cash flows from financing activities:
Proceeds from revolving credit agreements	—	35,000
Repayment of borrowings under revolving credit agreements	—	(167,000)
Repayments of other long-term debt	—	(370,000)
Make whole payment in connection with prepayment of senior notes	—	(29,690)
Distributions to noncontrolling interest partner	—	(1,959)
Proceeds from exercises of stock options	108	990
Issuance of common stock	—	579,868
Excess tax benefits from stock-based compensation	(185)	74
Taxes paid on behalf of employees related to stock-based compensation	(155)	(143)

Net cash (used in) provided by financing activities	(232)	47,140

Net increase in cash and cash equivalents	1,097	19,949
Cash and cash equivalents at beginning of period	115,472	24,265

Cash and cash equivalents at end of period	$116,569	$44,214

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Adoption of New Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim periods ending after June 15, 2009, and must be applied prospectively. SFAS 165 was adopted by the Company as required on June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 115-2 and SFAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“SFAS 115-2 / 124-2”). SFAS 115-2 / 124-2 changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP also requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses. SFAS 115-2 / 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may adopt early this FSP only if it also elects to adopt early SFAS 157-4. SFAS 115-2 / 124-2 was adopted by the Company as required on June 30, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“SFAS 107-1”). SFAS 107-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity must disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may adopt early these interim fair value disclosure requirements only if it also elects to adopt early SFAS 157-4 and SFAS 115-2 / 124-2. SFAS 107-1 was adopted by the Company as required on June 30, 2009. The adoption of this FSP did not have a material impact on the Company’s results of operations or financial position.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP, authoritative and nonauthoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The Company does not believe the adoption of SFAS 168 will have a material impact on its financial position or results of operations. It will, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in the Company’s filings with the SEC.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — An Amendment of SFAS 140 (“SFAS 166”). SFAS 166 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities (“QSPEs”). SFAS 166 clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in paragraph 9 of SFAS 140, as amended by this SFAS 166. The special provisions in SFAS 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140, as amended by SFAS 166. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendment to Interpretation 46(R) (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. SFAS 167 amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company holds a retained interest in bankruptcy remote QSPEs established in accordance with SFAS 140. The QSPEs financial position and results are currently not consolidated in the Company’s financial statements, but may be required to be consolidated in accordance with the provisions of SFAS 167. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 167 will have on its financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, to require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is in the process of evaluating the effect, if any, the adoption of this FSP will have on its financial statement disclosures.

2.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions of FASB SFAS No. 123 — revised 2004, Share-Based Payment (“SFAS 123R”). Under SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS 123R apply to new grants on or after the effective date and existing grants that are subsequently modified. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date is being recognized over the remaining service period. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or granting of non-vested stock, the Company issues new common stock.

Service-Based Grants

A summary of service-based non-vested restricted share activity as of June 30, 2009 and changes during the six month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2008	405,662	$43.23
Granted	131,865	22.27
Vested	(66,905)	33.03
Forfeited	(2,855)	31.32

Balance at June 30, 2009	467,767	$38.85

As of June 30, 2009, there was $7.6 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $0.5 million related to stock option grants and $7.1 million of non-vested restricted stock which will be recognized over a weighted average period of three years.

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

A summary of the activity for the Company’s market condition grants during the six months ended June 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at December 31, 2008	484,182	$27.31
Granted	196,969	15.69
Vested	—	—
Forfeited	(5,018)	20.17

Balance at June 30, 2009	676,133	$23.98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, there was $7.3 million of unrecognized compensation cost, net of estimated forfeitures, related to market condition based non-vested restricted shares which will be recognized over a weighted average period of three years.

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock option expense	$356	$310	$584	$480
Restricted stock expense	2,882	3,115	5,084	5,935

Total	$3,238	$3,425	$5,668	$6,415

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

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic average shares outstanding	91,364,842	91,236,851	91,288,049	85,172,204
Net effect of stock options assumed to be exercised	—	—	—	129,338
Net effect of non-vested restricted stock assumed to be vested	—	—	—	274,048

Diluted average shares outstanding	91,364,842	91,236,851	91,288,049	85,575,590

Approximately 0.2 million and 0.4 million shares were excluded from the computation of diluted earnings (loss) per share during the three months ended June 30, 2009 and 2008, respectively, and 0.2 million during the six months ended June 30, 2009, as the effect would have been antidilutive.

3.	Notes Receivable

Notes receivable consisted of the following:

	June 30, 2009	December 31, 2008

Saussy Burbank	$15,051	$16,671
Various builders	10,647	16,714
Advantis	—	7,267
Pier Park Community Development District	2,538	2,404
Perry Pines mortgage note	6,263	6,263
Various mortgages and other	1,109	749

Total notes receivable	$35,608	$50,068

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During the second quarter of 2009, the Company determined the Advantis note receivable was uncollectible and accordingly recorded a charge of $7.4 million related to the write-off of the outstanding balance. In addition, the Company received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during the second quarter of 2009 and renegotiated terms related to certain other builder notes receivable during the second quarters of 2009 and 2008. These events resulted in impairment charges of $0.4 million and $1.7 million during the three and six month periods ending June 30, 2009, respectively, and $0.8 million during the second quarter of 2008.

On July 1, 2009, the Company notified Saussy Burbank of its failure to timely make its principal and interest payments and demanded payment within 10 days in accordance with the terms of the notes. The payments were subsequently made within the 10-day period.

4.	Investment in Real Estate

Real estate by segment includes the following:

	June 30, 2009	December 31, 2008

Operating property:
Residential real estate	$193,369	$185,798
Rural land sales	139	139
Forestry	62,287	62,435
Other	510	338

Total operating property	256,305	248,710

Development property:
Residential real estate	571,728	596,011
Commercial real estate	59,316	59,045
Rural land sales	7,721	7,381
Other	305	796

Total development property	639,070	663,233

Investment property:
Commercial real estate	1,753	1,835
Rural land sales	5	5
Forestry	523	522
Other	5,906	5,742

Total investment property	8,187	8,104

Investment in unconsolidated affiliates:
Residential real estate	2,943	3,494

Total real estate investments	906,505	923,541
Less: Accumulated depreciation	36,755	32,958

Investment in real estate	$869,750	$890,583

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair Value Measurements

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Financial assets:
Investments in money market	$109,253	$—	$—	$109,253
Retained interest in QSPEs	—	—	9,686	9,686

Total assets at fair value	$109,253	$—	$9,686	$118,939

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.1 million during the six months ended June 30, 2009. In addition, the Company will receive the payment of the remaining principal on the installment notes at the end of their 15 year maturity period. The Company recorded a loss of $1.9 million during the second quarter of 2008 related to the monetization of $30.5 million of notes receivable through a QSPE.

In accordance with EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities and Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during the second quarter 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the Company’s retained interest in QSPEs:

2009

Balance January 1	$9,518
Additions	—
Accretion of interest income	168

Balance June 30	$9,686

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. The fair value of homes and homesites is determined based upon final sales prices of inventory sold during the period (level 2 inputs). For inventory held for sale, estimates of selling prices based on current market data are utilized (level 3 inputs). For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods (level 3 inputs).

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period. The assets measured at fair value on a nonrecurring basis are as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value
	Identical Assets	Inputs	Inputs	June 30,	Total
	(Level 1)	(Level 2)	(Level 3)	2009	Losses

Non-financial assets:
Investment in real estate	$—	$2,900	$24,000	$26,900	$12,142

In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets sold or held for sale with a carrying amount of $39.0 million were written down to their fair value of $26.9 million, resulting in a loss of $12.1 million, which was included in impairment losses for the three months ending June 30, 2009. The Company recorded impairment charges of $0.2 million during the three months ended June 30, 2008 and $12.4 million and $2.4 million during the six months ended June 30, 2009 and 2008, respectively.

6.	Restructuring

The charges associated with the Company’s 2006-2008 restructuring and reorganization programs by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Three months ended June 30, 2009	$25	$—	$—	$1	$(14)	$12

Six months ended June 30, 2009	51	—	—	1	(41)	11

Three months ended June 30, 2008	531	27	3	47	1,894	2,502

Six months ended June 30, 2008	816	25	3	120	2,083	3,047

Cumulative restructuring charges, September 30, 2006 through June 30, 2009	$17,699	$653	$1,661	$301	$6,246	$26,560

Remaining one-time termination benefits to employees — to be incurred during 2009(a)	$32	$—	$—	$—	$17	$49

(a)	Represents costs to be incurred from July 1, 2009 through December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

At June 30, 2009, the accrued liability associated with the restructuring consisted of the following:

	Balance at			Balance at
	December 31,	Costs		June 30,	Due within
	2008	Accrued	Payments	2009	12 months

One-time termination benefits to employees	$694	$11	$(283)	$422	$422

7.	Discontinued Operations

On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant for a sale price of $1.6 million. The sale agreement also included a long term lease of a building facility. The Company received proceeds of $1.3 million and a note receivable of $0.3 million in connection with the sale. Assets and liabilities classified as “held for sale” at December 31, 2008 which were not subsequently sold have been reclassified as held for use in the consolidated balance sheet at June 30, 2009. In addition, the operating results associated with assets not sold, primarily depreciation on a building, have been recorded within continuing operations during the first quarter of 2009. These reclassifications did not have a material impact on the Company’s financial position or operating results.

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. During 2007, the Company recorded a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. The amortization of gain associated with these three properties has been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next three years.

Discontinued operations presented on the consolidated statements of operations for the three and six months ended June 30 included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Commercial Buildings — Commercial Segment
Aggregate revenues	$—	$—	$—	$17

Pre-tax income	—	—	—	21
Income taxes	—	—	—	8

Income from discontinued operations, net	$—	$—	$—	$13

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$—	$2,257	$1,707	$4,099

Pre-tax (loss)	—	(185)	(377)	(113)
Pre-tax gain on sale	—	—	124	—

Income taxes (benefit)	—	(72)	(99)	(44)

(Loss) from discontinued operations	$—	$(113)	$(154)	$(69)

Total (loss) from discontinued operations, net	$—	$(113)	$(154)	$(56)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

Debt consists of the following:

	June 30, 2009	December 31, 2008

Non-recourse defeased debt	27,995	28,910
Community Development District debt	12,171	11,857
Other	8,928	8,793

Total debt	$49,094	$49,560

The aggregate scheduled maturities of debt subsequent to June 30, 2009 are as follows (a):

2009	$1,503
2010	2,270
2011	6,346
2012	523
2013	558
Thereafter	37,894

Total	$49,094

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $28.0 million.

On September 19, 2008, the Company entered into a $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. The Company may request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication on a best efforts basis. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. The Company has not drawn any funds on the credit facility as of June 30, 2009. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. Certain subsidiaries of the Company have agreed to guarantee any amounts owed under the Credit Agreement.

The interest rate for each borrowing under the Credit Agreement is based on either (1) an adjusted LIBOR rate plus the applicable interest margin (ranging from 0.75% to 1.75%), or (2) the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%. The Credit Agreement also requires the payment of quarterly fees ranging from 0.125% to 0.35% based on the Debt to Total Asset Value ratio during the applicable period. The applicable interest rate and quarterly fee as of June 30, 2009 was 1.06% and 0.125%, respectively.

The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The following includes a summary of the Company’s more significant financial covenants at June 30, 2009:

	Covenant		June 30, 2009

Minimum consolidated tangible net worth	$900,000		$964,092
Ratio of total indebtedness to total asset value	50.0%		4.3%
Unencumbered leverage ratio	2.0	x	42.5	x
Minimum liquidity	$20,000		$213,763

The Company was in compliance with its debt covenants at June 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains customary events of default. If any event of default occurs, lenders holding two-thirds of the commitments may terminate the Company’s right to borrow and accelerate amounts due under the Credit Agreement. In the event of bankruptcy, all amounts outstanding would automatically become due and payable and the commitments would automatically terminate.

9.	Employee Benefit Plans

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees. A summary of the net periodic benefit expense (credit) follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$342	$549	$717	$1,250
Interest cost	2,046	2,089	3,946	4,150
Expected return on assets	(3,490)	(4,417)	(6,815)	(8,850)
Prior service costs	180	165	355	350
Settlement costs	44,678	—	44,678	—
Actuarial loss	482	—	957	—

Net periodic benefit expense (credit)	$44,238	$(1,614)	$43,838	$(3,100)

On June 18, 2009, the Company, as plan sponsor of The St. Joe Company Pension Plan (the “Pension Plan”), signed a commitment for the Pension Plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in the Pension Plan. Current employees and former employees with cash balances in the Pension Plan are not affected by the transaction. The purchase price of the group annuity contract was approximately $101 million, which was funded from the assets of the Pension Plan on June 25, 2009. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million. In addition, the Company recorded a non-cash settlement pre-tax charge to earnings during the second quarter of 2009 of $44.7 million. The Company also recorded a pre-tax credit in the amount of $44.7 million in Accumulated Other Comprehensive Income on its Consolidated Balance Sheet offsetting the non-cash charge to earnings.

A reconciliation of funded status is as follows:

	June 30, 2009	December 31, 2008

Market value of assets	$70,637	$170,468
Projected benefit obligation	27,484	128,505

Funded status	$43,153	$41,963

Funded status ratio	257%	133%

As a result of this transaction, the Company was able to significantly increase the funded status ratio at June 30, 2009 thereby reducing the potential for future funding requirements.

10.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, on January 1, 2007. The Company had approximately $1.4 million of total unrecognized tax benefits as of June 30, 2009 and December 31, 2008, none of which, if recognized, would materially affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $0.4 million and $0.3 million (net of tax benefit) at June 30, 2009 and December 31, 2008, respectively, related to uncertain tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions. There were no significant changes to unrecognized tax benefits including interest and penalties during the second quarter of 2009, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

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

Information by business segment, adjusted as a result of discontinued operations, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating Revenues:
Residential real estate	$24,823	$21,649	$35,612	$39,418
Commercial real estate	212	393	689	544
Rural land sales	8,450	39,010	12,617	130,084
Forestry	7,167	6,434	13,339	14,049

Consolidated operating revenues	$40,652	$67,486	$62,257	$184,095

(Loss) income from continuing operations before equity in loss of unconsolidated affiliates and income taxes :
Residential real estate	$(23,375)	$(13,250)	$(37,597)	$(31,993)
Commercial real estate	(671)	(581)	(1,276)	(1,392)
Rural land sales	6,779	24,140	9,664	104,190
Forestry	1,111	782	2,217	2,741
Other	(57,480)	(43,540)	(65,297)	(56,547)

Consolidated (loss) income from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(73,636)	$(32,449)	$(92,289)	$16,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2009	December 31, 2008

Total Assets:
Residential real estate	$791,589	$817,867
Commercial real estate	63,747	63,109
Rural land sales	16,092	14,590
Forestry	63,454	63,391
Corporate	254,586	255,332
Assets held for sale(1)	—	3,989

Total Assets	$1,189,468	$1,218,278

(1)	Formerly part of the Forestry segment.

12.	Contingencies

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business. When appropriate, the Company establishes estimated accruals for litigation matters which meet the requirements of SFAS No. 5, Accounting for Contingencies. Although in the opinion of management none of our litigation matters is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation, property damage and other types of insurance.

At June 30, 2009 and December 31, 2008, the Company was party to surety bonds of $42.3 million and $51.3 million, respectively, and standby letters of credit in the amount of $2.8 million which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

Pursuant to the terms of various agreements by which the Company disposed of its sugar assets in 1999, the Company is obligated to complete certain defined environmental remediation. Approximately $6.7 million was placed in escrow pending the completion of the remediation. The Company has separately funded the costs of remediation which was substantially completed in 2003. Completion of remediation on one of the subject parcels occurred during the third quarter of 2006, resulting in the release of approximately $2.9 million of the escrowed funds to the Company on August 1, 2006. In the first quarter of 2009, the Company conveyed the remaining deferred parcels to various entities, resulting in the release to the Company of the remaining escrow balance of approximately $5.3 million, which included accumulated interest. The release of escrow funds did not have any effect on the Company’s earnings.

The Company’s former paper mill site in Gulf County and certain adjacent property are subject to various Consent Agreements, Brownfield Site Rehabilitation Agreements and voluntary agreements with the Florida Department of Environmental Protection. The paper mill site has been rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The Company is in the process of assessing and rehabilitating certain adjacent properties. Management is unable to quantify the rehabilitation costs at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Aggregate environmental-related accruals were $1.7 million at June 30, 2009 and $1.8 million at December 31, 2008.

13.	Concentration of Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, notes receivable and retained interests. The Company deposits and invests excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits.

The majority of notes receivable is from homebuilders and other entities associated with the real estate industry. As with many entities in the real estate industry, revenues have contracted for these companies, and they may be increasingly dependent on their lenders’ continued willingness to provide funding to maintain ongoing liquidity. The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date. During the second quarter of 2009, the Company determined that the Advantis note receivable with a balance of $7.4 million was not collectible. In addition, on July 1, 2009, the Company notified Saussy Burbank of its failure to timely make its principal and interest payments and demanded payment within 10 days in accordance with the terms of the notes. The payments were subsequently made within the 10-day period.

There are not any other entity specific facts which currently cause the Company to believe that such notes receivable will be realized at amounts below their carrying values; however, due to the collapse of real estate markets and tightened credit conditions, the collectability of these receivables represents a significant risk to the Company and changes in the likelihood of collectability could adversely impact the accompanying financial statements.

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

14.	Subsequent Events

The Company has evaluated events occurring subsequent to the reporting date June 30, 2009 through the financial statement issue date of August 4, 2009. No events have occurred through the financial statement issue date which would have a material impact on the Company’s financial statements.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	a continued downturn in the real estate markets in Florida and across the nation;

•	a continued crisis in the national financial markets and the financial services and banking industries;

•	a continued decline in national economic conditions;

•	economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	availability of mortgage financing, increases in foreclosures and changes in interest rates;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the carrying value of our real estate assets and notes receivable;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	a failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and homesites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the expected economic impact of the new airport under construction in Bay County;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	changes in homeowner insurance rates and deductibles for property in Florida, particularly in coastal areas, and availability of property insurance in Florida;

•	high property tax rates in Florida, and future changes in such rates;

•	significant tax payments arising from any acceleration of deferred taxes;

•	changes in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.

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

Our business continues to be negatively affected by the continuing economic recession and adverse real estate conditions. We have, however, a large inventory of rural land, virtually no debt and significant cash reserves. We have also greatly reduced our capital expenditures and general and administrative expenses. As a result, we believe that we are well positioned to withstand the current challenging environment. Meanwhile, we continue to develop strategic relationships which we believe will benefit our business when the economy and our markets recover.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. Except for the required adoption of certain accounting pronouncements described elsewhere herein, there have been no significant changes in these policies during the first six months of 2009.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

Net loss increased $(23.8) million to a loss of $(44.6) million, or $(0.49) per share, in the second quarter of 2009, compared to a net loss of $(20.8) million, or $(0.23) per share, for the second quarter of 2008. Included in our results for the three months ended June 30 are the following significant charges:

2009:

•	a non-cash pension settlement charge of $44.7 million related to the purchase of annuities with plan assets for certain participants in our pension plan; and

•	impairment charges of $20.0 million consisting of the $7.4 million write-off of the Advantis note receivable, a $6.7 million write-down related to our SevenShores condominium and marina development project, $5.5 million of impairments associated with homes and homesites in our residential segment and a $0.4 million write-down of a builder note receivable.

2008:

•	loss on early extinguishment of debt of $29.9 million related to the prepayment of our $240 million senior notes;

•	impairment charges of $1.0 million consisting of $0.8 million related to the write-down of a renegotiated builder note receivable and $0.2 million related to the write-down of homes in our residential real estate segment;

•	$2.5 million related to a restructuring program; and

•	$1.9 million related to a loss on the monetization of installment notes.

Net income decreased $(67.5) million to a loss of $(56.3) million, or $(0.62) per share, in the first six months of 2009, compared to $11.2 million, or $0.13 per share, for the first six months of 2008. Included in our results for the six months ended June 30 are the following significant charges:

2009:

•	a non-cash pension settlement charge of $44.7 million related to the purchase of annuities with plan assets for certain participants in our pension plan; and

•	impairment charges of $21.5 million consisting of the $7.4 million write-off of the Advantis note receivable, a $6.7 million write-down related to our SevenShores condominium and marina development project, $5.7 million of impairments associated with homes and homesites in our residential segment and a $1.7 million write-down of builder notes receivable.

2008:

•	loss on early extinguishment of debt of $29.9 million related to the prepayment of our $240 million senior notes;

•	impairment charges of $3.2 million consisting of $0.8 million related to the write-down of a renegotiated builder note receivable and $2.4 million related to the write-down of homes in our residential real estate segment;

•	$3.0 million related to our restructuring program; and

•	$1.9 million related to a loss on the monetization of installment notes.

Results for the three and six months ended June 30, 2009 and 2008 reported in discontinued operations primarily relate to our former Sunshine State Cypress mill and mulch plant operation.

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

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Difference	% Change	2009	2008	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$20.2	$46.7	$(26.5)	(57)%	$28.7	$147.7	$(119.0)	(81)%
Rental revenues	0.4	0.3	0.1	33	0.8	0.6	0.2	33
Timber sales	7.2	6.4	0.8	13	13.3	14.1	(0.8)	(6)
Other revenues	12.8	14.1	(1.3)	(9)	19.4	21.7	(2.3)	(11)

Total	40.6	67.5	(26.9)	(40)	62.2	184.1	(121.9)	(66)

Expenses:
Cost of real estate sales	11.6	20.6	(9.0)	(44)	15.7	39.5	(23.8)	(60)
Cost of rental revenues	0.2	0.1	0.1	100	0.4	0.2	0.2	100
Cost of timber sales	5.2	4.9	0.3	6	9.6	9.8	(0.2)	(2)
Cost of other revenues	11.7	13.8	(2.1)	(15)	19.8	24.0	(4.2)	(18)
Other operating expenses	12.2	13.4	(1.2)	(9)	23.3	28.8	(5.5)	(19)

Total	$40.9	$52.8	$(11.9)	(23)%	$68.8	$102.3	$(33.5)	(33)%

The decrease in real estate sales revenues and cost of real estate sales for the three months and six months ended June 30, 2009 compared to 2008 was primarily due to decreased sales in our rural land sales segment. Although we expect to continue to rely on rural land sales as a source of revenue during the current economic downturn, our 2009 sales activity is planned to be significantly less than 2008. Approximately $8.4 million, or 21%, of our second quarter 2009 revenues were generated by rural land sales compared to $39.0 million, or 58%, in 2008. Additionally, our gross margin percentage on real estate sales decreased to 43% from 56% during the three months ended June 30, 2009 compared to 2008 primarily as a result of the decrease in high margin rural land sales relative to our sales mix. Cost of other revenues decreased due to reduced staffing levels and increased operating efficiencies at our clubs and resorts. Other operating expenses decreased due to lower general and administrative expenses as a result of our restructuring efforts.

Approximately $12.6 million, or 20%, of our year to date 2009 revenues were generated by rural land sales compared to $130.1 million, or 71%, in 2008. Additionally, our gross margin percentage on real estate sales decreased to 45% from 73% during the six months ended June 30, 2009 compared to 2008 primarily as a result of the decrease in high margin rural land sales relative to our sales mix. Cost of other revenues decreased due to reduced staffing levels and increased operating efficiencies at our clubs and resorts. Other operating expenses decreased due to lower general and administrative expenses as a result of our restructuring efforts. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, was $5.4 million and $9.4 million during the three months ended June 30, 2009 and 2008, respectively, and $13.2 million and $18.0 million during the six months ended June 30, 2009 and 2008, respectively. Our overall employee and administrative costs have decreased as a result of reduced headcount, restructuring efforts and employee related costs. Corporate expense also included $(0.8) million and $(3.1) million of recurring pension income during the six months ended June 30, 2009 and 2008, respectively. We expect pension income during the second half of 2009 to approximate pension income during the first half of 2009.

Pension settlement charge.  On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. Current employees and former employees with cash balances in the pension plan are not affected by the transaction. The purchase price of the annuity was approximately $101 million, which was funded from the assets of the pension plan on June 25,

2009. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million. In addition, we recorded a non-cash settlement charge to earnings during the second quarter of 2009 of $44.7 million. We also recorded a $44.7 million pre-tax credit in Accumulated Other Comprehensive Income on our Consolidated Balance Sheet offsetting the non-cash charge to earnings. As a result of this transaction, we were able to significantly increase the funded status ratio of the pension plan at June 30, 2009, thereby reducing the potential for future funding requirements.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. During the second quarter of 2009 we recorded impairment charges of $12.1 million in the residential real estate segment related to completed unsold homes and homesites and a write-down of our SevenShores condominium and marina development project. During the second quarter of 2008 we recorded impairment charges of $0.2 million related to completed unsold homes. In addition, we recorded a $7.4 million write-off of the Advantis note receivable and a $0.4 million write-down of a builder note receivable during the second quarter of 2009 and a $0.8 million write-down of a builder note receivable during the second quarter of 2008.

During the first six months of 2009 we recorded impairment charges of $12.4 million in the residential real estate segment related to completed unsold homes and homesites and a write-down of our SevenShores condominium and marina development project. During the first six months of 2008 we recorded impairment charges of $ 2.4 million related to completed unsold homes. In addition, we recorded a $7.4 million write-off of the Advantis note receivable and a $1.7 million write-down of builder notes receivable during the first six months of 2009 and a $0.8 million write-down of a builder note receivable during 2008.

A continued decline in demand and market prices for our real estate products may require us to record additional impairment charges in the future. In addition, due to the ongoing difficulties in the real estate markets and tightened credit conditions, we may be required to write-down the carrying value of our notes receivable and such notes may not ultimately be collectible.

Restructuring charge.  We recorded a restructuring charge of less than $0.1 million and $2.5 million in the three months ended June 30, 2009 and 2008, respectively, and less than $0.1 million and $3.0 million during the six months ended June 30, 2009 and 2008, respectively, related to one-time termination benefits. Remaining restructuring charges relating to restructuring actions taken in 2008 and prior years to be expensed during the second half of 2009 are less than $0.1 million at June 30, 2009.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, fair value adjustment of our retained interest in monetized installment notes receivable, loss on early extinguishment of debt and other income. Other income (expense) was $0.9 million and $(29.7) million for the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $(31.3) million for the six months ended June 30, 2009 and 2008, respectively.

Investment income, net decreased $0.9 million and $1.9 million during the three and six months ending June 30, 2009 compared to 2008, respectively, primarily as a result of lower investment returns on our cash balances.

Interest expense decreased $4.1 million during the six months ended June 30, 2009 compared to 2008 primarily as a result of our reduced debt levels. We recorded a loss on early extinguishment of debt of $29.9 million during the second quarter 2008 in connection with the prepayment of our senior notes. The costs included a $29.7 million make-whole payment and $0.2 million of unamortized loan costs, net of accrued interest.

Other, net increased $1.7 million during the second quarter of 2009 primarily due to recording a loss of $1.9 million related to the monetization of installment notes receivable during the second quarter of 2008. Other, net increased $1.3 million during the six months ended June 30, 2009 compared to 2008 primarily due to recording a loss of $1.9 million related to the monetization of installment notes receivable, offset by an increase of $0.6 million in lease income.

Gain on disposition of assets was $0.2 million in the second quarter of 2009 and 2008 and $0.4 million during the six months ended June 30, 2009 and 2008, representing the amortization of deferred gain associated with the sale and leaseback of three of the 15 buildings sold as part of our office building portfolio in 2007.

Income tax (benefit) expense.  Income tax (benefit) expense, including income tax on discontinued operations, totaled $(28.4) million and $(11.9) million for the three months ended June 30, 2009 and 2008, respectively, and $(35.4) million and $5.9 million for the six month periods ended June 30, 2009 and 2008, respectively. Our effective tax rate was (39)% and (36)% for the three months ended June 30, 2009 and 2008, respectively, and (39)% and 35% for the six months ended June 30, 2009 and 2008, respectively.

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

The table below sets forth the results of continuing operations of our residential real estate segment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Real estate sales	$11.7	$7.2	$15.7	$17.1
Rental revenue	0.3	0.3	0.5	0.6
Other revenues	12.8	14.1	19.4	21.7

Total revenues	24.8	21.6	35.6	39.4

Expenses:
Cost of real estate sales	10.6	6.2	14.0	15.5
Cost of rental revenue	0.2	0.1	0.4	0.2
Cost of other revenues	11.7	13.8	19.8	24.0
Other operating expenses	9.7	10.9	18.3	23.1
Depreciation and amortization	3.1	2.9	6.2	5.9
Restructuring charge	—	0.5	0.1	0.8
Impairment charge	12.5	1.0	14.1	3.2

Total expenses	47.8	35.4	72.9	72.7

Other income (expense)	(0.4)	0.5	(0.4)	1.3

Pre-tax (loss) from continuing operations	$(23.4)	$(13.3)	$(37.7)	$(32.0)

Real estate sales include sales of homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs). Other revenues consist primarily of resort and club operations and brokerage fees.

Three Months Ended June 30, 2009 and 2008

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$9.9	$1.8	$11.7	$5.7	$1.5	$7.2
Cost of sales:
Direct costs	7.0	1.1	8.1	3.9	0.7	4.6
Selling costs	0.6	0.1	0.7	0.3	—	0.3
Other indirect costs	1.7	0.1	1.8	1.2	0.1	1.3

Total cost of sales	9.3	1.3	10.6	5.4	0.8	6.2

Gross profit	$0.6	$0.5	$1.1	$0.3	$0.7	$1.0

Gross profit margin	6%	28%	9%	5%	47%	14%
Units sold	28	13	41	12	6	18

Real estate sales, home closings and homesite closings increased for the second quarter 2009 as compared to the same period in 2008 as a result of reductions in pricing in an effort to accelerate sales of existing inventory even though adverse market conditions continued. Gross profit margin decreased slightly for the second quarter 2009 compared to the second quarter 2008 primarily due to a decrease in the average sales price in the second quarter of 2009.

The following table sets forth home and homesite sales activity by geographic region and property type.

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	11	$5.0	$4.6	$0.4	4	$2.9	$2.8	$0.1
Homesites	10	1.6	1.2	0.4	5	1.4	0.7	0.7
Primary
Homesites	3	0.2	0.1	0.1	—	—	—	—
Northeast Florida:
Primary
Single-family homes	2	0.6	0.5	0.1	2	0.9	0.8	0.1
Central Florida:
Primary
Single-family homes	6	1.7	1.7	—	2	0.4	0.4	—
Multi-family homes	4	1.0	1.0	—	4	1.5	1.4	0.1
Townhomes	5	1.6	1.5	0.1	—	—	—	—
Homesites	—	—	—	—	1	0.1	0.1	—

Total	41	$11.7	$10.6	$1.1	18	$7.2	$6.2	$1.0

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing and SouthWood. In Northeast Florida primary communities included RiverTown and St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, revenues and the number of home and homesite closings increased in the second quarter 2009 as compared to the second quarter 2008. Overall gross profit was $0.8 million for both the second quarter of 2009 and of 2008. The average sales price of closed homes decreased in the second quarter 2009 to $457,000 from $744,000 in the second quarter 2008. The average sales price of homesites closed decreased in the second quarter 2009 to $156,000 from $266,000 for the same period in 2008 primarily due to location and mix.

In our Northeast Florida communities revenues decreased in the second quarter 2009, but homes closed and gross profit remained the same as the second quarter 2008. We closed the final home in our St. Johns Golf and Country Club community during the second quarter of 2009.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf and club operations, management fees and brokerage activities. Other revenues were $12.8 million in the second quarter of 2009 with $11.7 million in related costs, compared to revenues totaling $14.1 million in the second quarter of 2008 with $13.8 million in related costs. Other revenues decreased $1.3 million due to lower vacation rental occupancy and lower Inn and vacation rental rates. Cost of other revenues decreased $2.1 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $9.7 million in the second quarter of 2009 compared to $10.9 million in the second quarter of 2008. The decrease of $1.2 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowner association funding costs and certain warranty and other project costs. These decreases were partially offset by costs related to overhead costs of our real estate projects that were expensed in 2009 instead of capitalized due to lack of development activity.

We recorded a restructuring charge in our residential real estate segment of $0.5 million in the second quarter of 2008 in connection with our exit from the Florida homebuilding business and a corporate reorganization.

Six Months Ended June 30, 2009 and 2008

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$13.2	$2.5	$15.7	$14.3	$2.7	$17.0
Cost of sales:
Direct costs	9.4	1.2	10.6	10.1	1.3	11.4
Selling costs	0.8	0.1	0.9	0.8	0.1	0.9
Other indirect costs	2.4	0.1	2.5	3.1	0.1	3.2

Total cost of sales	12.6	1.4	14.0	14.0	1.5	15.5

Gross profit	$0.6	$1.1	$1.7	$0.3	$1.2	$1.5

Gross profit margin	5%	44%	11%	2%	44%	9%
Units sold	37	16	53	25	11	36

Home and homesite closings increased while real estate sales decreased as a result of lower priced products being sold. Gross profit and gross profit margins remained consistent with prior year results.

The following table sets forth home and homesite sales activity by geographic region and property type.

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal:
Single-family homes	17	$7.8	$7.4	$0.4	7	$7.0	$6.7	$0.3
Homesites	11	1.8	1.3	0.5	7	2.4	1.3	1.1
Primary:
Single-family homes	—	—	—	—	—	—	—	—
Townhomes	—	—	—	—	—	—	—	—
Homesites	5	0.5	0.1	0.4	—	—	—	—
Northeast Florida:
Primary:
Single-family homes	2	0.6	0.5	0.1	2	0.9	1.1	(0.2)
Homesites	—	—	—	—	3	0.2	0.1	0.1
Central Florida:
Primary:
Single-family homes	8	2.0	2.0	—	7	3.5	3.4	0.1
Multi-family homes	4	1.0	1.0	—	8	2.7	2.6	0.1
Townhomes	6	1.8	1.7	0.1	1	0.2	0.2	—
Homesites	—	0.2	—	0.2	1	0.1	0.1	—

Total	53	$15.7	$14.0	$1.7	36	$17.0	$15.5	$1.5

Also included in real estate sales and gross profit are land sales of $0.1 million during the period ending June 30, 2008.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing and SouthWood. In Northeast Florida primary communities included RiverTown and St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities the average sales price of a home decreased to $460,000 for the six months ended June 30, 2009 from $990,000 during the six months ended June 30, 2008. The average sales price of a homesite closed in the six months ended June 30, 2009 was $160,000 as compared to $327,000 for the same period in 2008 primarily due to location and mix.

In our Central Florida communities, home closings increased, but revenues decreased in the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to lower average sales prices. Homesite revenue in the six months ended June 30, 2009 relates to profit participation from previous sales to a national homebuilder.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf and club operations, management fees and brokerage activities. Other revenues were $19.4 million for the six months ended June 30, 2009 with $19.8 million in related costs, compared to revenues totaling $21.7 million for the six months ended June 30, 2008 with $24.0 million in related costs. Other revenue decreased $2.3 million due to lower vacation rental occupancy and lower Inn and vacation rental rates. Cost of other revenue decreased $4.2 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $18.3 million for the six months ended June 30, 2009 compared to $23.1 million in the same period in 2008. The decrease of $4.8 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowners association funding costs and certain warranty and other project costs. These decreases were partially offset by costs related to overhead costs of our real estate projects that were expensed in 2009 instead of capitalized due to lack of active development activity.

We recorded a restructuring charge in our residential real estate segment of $0.1 million for the six months ended June 30, 2009 in connection with our past headcount reduction compared to $0.8 million in 2008.

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad range of retail, office, industrial and multi-family uses. We sell and develop commercial land and provide development opportunities for national and regional commercial developers and strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Consistent with residential real estate, the markets for commercial real estate, particularly retail, remain weak.

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Real estate sales	$0.1	$0.4	$0.5	$0.5
Rental revenues	0.1	—	0.2	—
Other revenues	—	—	—	—

Total revenues	0.2	0.4	0.7	0.5

Expenses:
Cost of real estate sales	0.1	0.2	0.4	0.2
Cost of rental revenues	—	—	—	—
Other operating expenses	1.0	1.0	2.0	2.1
Depreciation and amortization	—	—	—	—

Total expenses	1.1	1.2	2.4	2.3
Other income	0.3	0.2	0.4	0.4

Pre-tax (loss) from continuing operations	$(0.6)	$(0.6)	$(1.3)	$(1.4)

Much of our commercial real estate activity is focused on the opportunities presented by the new international airport in Bay County, scheduled to open in May 2010. The new airport is located within some of our most valuable land holdings. As part of this effort, we have accelerated preconstruction development activity on approximately 1,000 acres adjacent to the airport site. The land is being planned for office, retail, hotel and industrial users. During the second quarter, we also initiated a significant outreach program to site consultants and multinational corporations, as well as their suppliers, within the aerospace, defense, security and aviation economic clusters. We expect, over time, that this international airport will expand our customer base as it connects Northwest Florida with the global economy and as the area is repositioned from a regional to a national destination.

Real Estate Sales.  There were no commercial land sales for the three months ended June 30, 2009 compared to one during 2008. Sales and cost of sales included previously deferred revenue of $0.1 million, based on percentage-of-completion for the three months ended June 30, 2009 and included previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2008.

There were no commercial land sales for the six months ended June 30, 2009 compared to one during 2008. Sales and cost of sales included previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.5 million and $0.1 million, respectively, for the six months ended June 30, 2009 and $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2008.

Rental revenue for the three and six months ended June 30, 2009 represents lease income associated with a long term land lease with the Port Authority of Port St. Joe.

Other income includes $0.2 million and $0.4 million for the three and six months ended June 30, 2009 and 2008, respectively, of deferred gain associated with three buildings sold in 2007 with which we have continuing involvement due to a sale and leaseback arrangement.

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Real estate sales	$8.4	$39.0	$12.6	$130.1

Expenses:
Cost of real estate sales	0.9	14.2	1.3	23.7
Other operating expenses	0.9	1.0	1.9	2.5
Depreciation and amortization	—	—	—	0.1
Restructuring charge	—	—	—	—

Total expenses	1.8	15.2	3.2	26.3

Other income	0.1	0.4	0.3	0.4

Pre-tax income from continuing operations	$6.7	$24.2	$9.7	$104.2

Rural land sales for the three and six months ended June 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

Three Months Ended:
June 30, 2009	4	5,317	$1,589	$8.4	$7.5
June 30, 2008	4	29,398	$1,327	$39.0	$24.8
Six Months Ended:
June 30, 2009	9	6,345	$1,989	$12.6	$11.3
June 30, 2008	10	86,833	$1,498	$130.1	$106.4

Although we continue to rely on rural land sales as a source of revenue during the current economic downturn, our 2009 sales activity is planned to be significantly less than 2008. We consider the land sold to be non-strategic as these parcels would require a significant amount of time to realize a higher and better use than timberland. Although our average price per acre in 2009 has increased compared to 2008, average sales prices per acre vary according to the characteristics of each particular piece of land being sold and their highest and best use. As a result, average prices will vary from one period to another.

During the six months ended June 30, 2009, we closed the following significant sales:

•	930 acres in Wakulla County for $3.9 million, or $4,234 per acre.

•	4,492 acres in Liberty County for $5.9 million, or $1,305 per acre.

During the six months ended June 30, 2008, we closed the following significant sales:

•	23,743 acres in Liberty County for $36.3 million, or an average of $1,530 per acre.

•	2,784 acres in Taylor County for $12.5 million, or $4,500 per acre.

•	29,742 acres primarily within Liberty and Wakulla counties for $39.5 million, or $1,330 per acre.

•	29,343 acres primarily within Leon County, Florida and Stewart County, Georgia, for $38.4 million, or $1,308 per acre.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. On February 27, 2009, we completed the sale of the inventory and equipment assets of Sunshine State Cypress. The results of operations for Sunshine State Cypress during the three and six months ended June 30, 2009 and 2008 are set forth below as discontinued operations.

The table below sets forth the results of the continuing operations of our forestry segment for the three and six months ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Timber sales	$7.2	$6.4	$13.3	$14.0
Expenses:
Cost of timber sales	5.2	4.9	9.6	9.8
Other operating expenses	0.6	0.5	1.1	1.0
Depreciation and amortization	0.7	0.6	1.2	1.4
Restructuring charge	—	0.1	—	0.1

Total expenses	6.5	6.1	11.9	12.3

Other income	0.4	0.5	0.8	1.0

Pre-tax income from continuing operations	$1.1	$0.8	$2.2	$2.7

Three Months Ended June 30, 2009 and 2008

Total revenues for the forestry segment increased $0.8 million, or 13%, for the three months ended June 30, 2009 as compared to the 2008 period. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. Although Smurfit-Stone recently filed for bankruptcy protection, the supply agreement remains in effect at this time. Sales under this agreement were $4.1 million (188,000 tons) in 2009 and $3.1 million (171,000 tons) in 2008. Sales to other customers totaled $3.1 million (150,000 tons) in 2009 as compared to $3.3 million (179,000 tons) in 2008. Sales under the wood fiber supply agreement increased during the second quarter of 2009 due to the increase in price per ton under the terms of the agreement and tons sold. Sales to other customers decreased $0.2 million from 2008 as a result of an accelerated harvest plan in connection with a large land sale in 2008.

Cost of sales for the forestry segment increased $0.3 million in 2009 compared to 2008. Gross margins as a percentage of revenue were 28% in 2009 and 23% in 2008. The increase in margin was primarily due to the increase in price per ton for wood fiber sales and a fuel cost reduction in logger cut and haul rates.

Six Months Ended June 30, 2009 and 2008

Total revenues for the forestry segment decreased $0.7 million, or 5%, for the six months ended June 30, 2009 compared to the 2008 period. Sales under the wood fiber supply agreement with Smurfit-Stone Container Corporation were $7.3 million (348,000 tons) in 2009 and $6.5 million (355,000 tons) in 2008. Sales to other customers totaled $5.5 million (268,000 tons) in 2009 as compared to $7.5 million (392,000 tons) in 2008. The decrease in revenue was primarily due to increased sales to our outside customers in 2008, which was a result of an accelerated harvest plan in connection with the large tract land sales in the first six months of 2008. Our 2009 revenues also included $0.5 million related to land management services performed in connection with certain conservation properties.

Cost of sales for the forestry segment decreased $0.2 million in 2009 compared to 2008. Gross margins as a percentage of revenue were 28% in 2009 and 30% in 2008. The decrease in margin was primarily due to higher margin product sales to outside customers in 2008 for which we did not incur any cut and haul costs.

Discontinued Operations

On February 27, 2009, we sold our remaining inventory and equipment assets related to our Sunshine State Cypress mill and mulch plant for $1.6 million. We received $1.3 million in cash and a note receivable of $0.3 million. The sale agreement also included a long term lease of a building facility.

Discontinued operations related to the sale of Sunshine State Cypress for the three and six months ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Sunshine State Cypress
Aggregate revenues	$—	$2.2	$1.7	$4.1

Pre-tax (loss)	—	(0.2)	(0.4)	(0.1)
Pre-tax gain on sale	—	—	0.1	—

Income tax (benefit)	—	(0.1)	(0.1)	—

(Loss) from discontinued operations, net	$—	$(0.1)	$(0.2)	$(0.1)

Liquidity and Capital Resources

We generated cash in the second quarter of 2009 from sales of land holdings, sales of other assets and operations. We used cash in the second quarter of 2009 for operations, real estate development and construction.

As of June 30, 2009, we had cash and cash equivalents of $116.6 million, compared to $115.5 million as of December 31, 2008. We invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes. We believe that our current cash and cash equivalents, credit facility and cash we expect to generate from operating activities and tax refunds will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures through the next twenty-four months.

In September 2008, we entered into a new $100 million Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). The Credit Agreement provides for a $100 million revolving credit facility that matures on September 19, 2011. We have the option to request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication on a best efforts basis. The Credit

Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. No funds have been drawn on the Credit Agreement as of June 30, 2009. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. We have pledged 100% of the membership interests in our largest subsidiary, St. Joe Timberland Company of Delaware, LLC, as security for the credit facility. We have also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

As more fully described in Note 8 of our consolidated financial statements, the Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. We were in compliance with our debt covenants at June 30, 2009.

Cash Flows from Operating Activities

Net cash provided by (used in) operations was $3.3 million and $(26.5) million in the first six months of 2009 and 2008, respectively. During such periods, total capital expenditures relating to our residential real estate segment were $8.4 million and $28.5 million, respectively. Total capital expenditures for operating properties of commercial land development and residential club and resort property development in the first six months of 2009 and 2008 were $1.0 million and $3.1 million, respectively. We continue to take a very prudent approach to managing assets and continue to reduce capital expenditures as well as operating and overhead expenses.

Our current income tax receivable was $47.0 million at June 30, 2009 and $32.3 million at December 31, 2008. We anticipate we will receive most of the $32.3 million tax receivable during 2009 which will provide us with additional liquidity.

During the first six months of 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). In April 2008, $30.5 million related to $70.0 million of the installment notes were monetized for $27.4 million in cash. We have not recorded any installment note sales during 2009.

On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. The purchase price of the group annuity contract was approximately $101 million, which was funded from the assets of the pension plan on June 25, 2009. As a result of this transaction, we significantly increased the funding status ratio of our pension plan and reduced the potential for future funding requirements.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.0 million and $0.7 million in the first six months of 2009 and 2008, respectively. We do not anticipate making any significant cash investments at this time.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(0.2) million and $47.1 million in the first six months of 2009 and 2008, respectively.

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

We have also used community development district (“CDD”) bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we have recorded as debt $12.2 million and $11.9 million related to CDD bonds as of June 30, 2009 and December 31, 2008, respectively. We retired approximately $30.0 million of CDD debt from the proceeds of our common stock offering during the first quarter 2008.

Off-Balance Sheet Arrangements

There have been no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2008, during the second quarter of 2009.

Contractual Obligations and Commercial Commitments

There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2008, during the second quarter of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2008, during the second quarter of 2009.

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

(b) Changes in Internal Controls. During the quarter ended June 30, 2009, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 12, Contingencies.

Item 1A.	Risk Factors

There have been no material changes to our risk factors during the second quarter of 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at June 30, 2009. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. We have no present intention to repurchase any shares under the Stock Repurchase Program.

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
				(In thousands)

Month Ended April 30, 2009	—	$—	—	$103,793
Month Ended May 31, 2009	—	$—	—	$103,793
Month Ended June 30, 2009	—	$—	—	$103,793

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 12, 2009. At the Meeting, the shareholders elected eight persons to our Board of Directors; approved The St. Joe Company 2009 Equity Incentive Plan, which includes a reserve of 2,000,000 shares of our common stock for issuance under the Plan; and ratified the Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for the 2009 fiscal year.

The number of votes cast for, against or withheld, as well as the number of abstentions, for each matter is set forth below. Abstentions and broker non-votes are not counted as votes for or against any proposal.

1. Election of Directors:

Name	For	Withheld

Michael L. Ainslie	78,211,718	4,476,923
Hugh M. Durden	81,478,015	1,210,626
Thomas A. Fanning	81,663,674	1,024,967
Wm. Britton Greene	81,920,205	768,436
Adam W. Herbert, Jr.	81,787,236	901,405
Delores M. Kesler	81,816,237	872,404
John S. Lord	81,882,652	805,989
Walter L. Revell	81,741,755	946,886

2. Approval of The St. Joe Company 2009 Equity Incentive Plan:

For	Against	Abstain

65,149,483	5,788,709	87,030

3. Ratification of KPMG LLP to serve as our independent registered public accounting firm for the 2009 fiscal year:

For	Against	Abstain

82,271,108	360,980	56,551

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
10.1	Form of Director Election Form describing director compensation (updated May 2009).
10.2	The St. Joe Company 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed on March 31, 2009).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: August 4, 2009	/s/ Wm. Britton Greene Wm. Britton Greene President and Chief Executive Officer

Date: August 4, 2009	/s/ Janna L. Connolly Janna L. Connolly Chief Accounting Officer