Form 10-Q
period 2009-09-30
ST JOE CO
filed 2009-11-03
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 27, 2009, there were 122,651,725 shares of common stock, no par value, issued and 92,376,009 outstanding, with 30,275,716 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

		Page No.

PART I Financial Information
Item 1.	Financial Statements	2
	Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations — Three months and nine months ended September 30, 2009 and 2008	3
	Consolidated Statement of Changes in Equity — Nine months ended September 30, 2009	4
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II Other Information
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
EX-99.1 Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in real estate	$844,911	$890,583
Cash and cash equivalents	156,554	115,472
Notes receivable	25,268	50,068
Pledged treasury securities	27,547	28,910
Prepaid pension asset	42,193	41,963
Property, plant and equipment, net	16,899	19,786
Income taxes receivable	27,881	32,308
Other assets	28,754	35,199
Assets held for sale	—	3,989

Total assets	$1,170,007	$1,218,278

LIABILITIES AND EQUITY

LIABILITIES:
Debt	$43,292	$49,560
Accounts payable and other	15,578	22,594
Accrued liabilities and deferred credits	98,190	92,636
Deferred income taxes	61,575	61,501
Liabilities associated with assets held for sale	—	586

Total liabilities	218,635	226,877
EQUITY:
STOCKHOLDERS’ EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,685,821 and 122,438,699 issued at September 30, 2009 and December 31, 2008, respectively	920,391	914,456
Retained earnings	975,253	1,046,000
Accumulated other comprehensive (loss)	(14,950)	(42,660)
Treasury stock at cost, 30,260,436 and 30,235,435 shares held at September 30, 2009 and December 31, 2008, respectively	(929,708)	(929,167)

Total stockholders’ equity	950,986	988,629

Noncontrolling interest	386	2,772

Total equity	951,372	991,401

Total liabilities and equity	$1,170,007	$1,218,278

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Real estate sales	$24,271	$13,712	$53,008	$161,425
Rental revenues	592	437	1,364	998
Timber sales	7,053	5,884	20,392	19,953
Other revenues	11,279	13,167	30,688	34,919

Total revenues	43,195	33,200	105,452	217,295

Expenses:
Cost of real estate sales (exclusive of depreciation, depletion and amortization)	22,452	8,685	38,168	48,200
Cost of rental revenues	548	210	945	417
Cost of timber sales	5,139	4,938	14,765	14,780
Cost of other revenues	11,057	13,596	30,807	37,614
Other operating expenses	8,752	14,383	32,092	43,149
Corporate expense, net	5,902	8,008	19,123	25,997
Depreciation and amortization	4,003	4,158	12,365	13,305
Pension settlement charge	—	—	44,678	—
Impairment losses	11,063	1,329	32,561	4,562
Restructuring charges	1,834	1,250	1,845	4,297

Total expenses	70,750	56,557	227,349	192,321

Operating (loss) profit	(27,555)	(23,357)	(121,897)	24,974

Other income (expense):
Investment income, net	764	1,685	2,160	4,966
Interest expense	(65)	(116)	(332)	(4,445)
Other, net	526	(8,163)	1,450	(8,572)
Loss on early extinguishment of debt	—	(680)	—	(30,554)

Total other income (expense)	1,225	(7,274)	3,278	(38,605)

Loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes	(26,330)	(30,631)	(118,619)	(13,631)
Equity in loss of unconsolidated affiliates	(66)	(47)	(81)	(260)
Income tax benefit	(11,906)	(11,545)	(47,290)	(5,553)

Loss from continuing operations	(14,490)	(19,133)	(71,410)	(8,338)
Loss from discontinued operations, net of tax	—	(104)	(154)	(160)

Net loss	(14,490)	(19,237)	(71,564)	(8,498)
Less: Net (loss) attributable to noncontrolling interest	(60)	(39)	(817)	(536)

Net loss attributable to the Company	$(14,430)	$(19,198)	$(70,747)	$(7,962)

(LOSS) EARNINGS PER SHARE
Basic
Loss from continuing operations	$(0.16)	$(0.21)	$(0.77)	$(0.09)
Loss from discontinued operations	$—	$—	$—	$—

Net loss	$(0.16)	$(0.21)	$(0.77)	$(0.09)

Diluted
Loss from continuing operations	$(0.16)	$(0.21)	$(0.77)	$(0.09)
Loss from discontinued operations	$—	$—	$—	$—

Net loss	$(0.16)	$(0.21)	$(0.77)	$(0.09)

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total

Balance at December 31, 2008	92,203,264	$914,456	$1,046,000	$(42,660)	$(929,167)	$2,772	$991,401

Comprehensive (loss):
Net (loss)	—	—	(70,747)	—	—	(817)	(71,564)
Amortization of pension and postretirement benefit costs, net of tax	—	—	—	1,314	—	—	1,314
Pension settlement costs, net of tax	—	—	—	27,856	—	—	27,856
Effect of pension remeasurement, net of tax	—	—	—	(1,460)	—	—	(1,460)

Total comprehensive (loss)	—	—	—	—	—	—	(43,854)

Distributions	—	—	—	—	—	(1,569)	(1,569)
Issuances of restricted stock	330,844	—	—	—	—	—	—
Forfeitures of restricted stock	(102,028)	—	—	—	—	—	—
Issuance of common stock	18,306	467	—	—	—	—	467
Excess tax benefit on options exercised and vested restricted stock	—	(739)	—	—	—	—	(739)
Amortization of stock-based compensation	—	6,207	—	—	—	—	6,207
Purchases of treasury shares	(25,001)	—	—	—	(541)	—	(541)

Balance at September 30, 2009	92,425,385	$920,391	$975,253	$(14,950)	$(929,708)	$386	$951,372

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(71,564)	$(8,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,365	13,321
Stock-based compensation	6,207	8,807
Equity in loss of unconsolidated joint ventures	81	260
Deferred income tax (benefit) expense	(17,272)	27,337
Loss on early extinguishment of debt	—	30,554
Pension settlement	44,678	—
Impairment losses	32,561	4,562
Cost of operating properties sold	32,090	42,543
Expenditures for operating properties	(7,511)	(27,657)
Changes in operating assets and liabilities:
Notes receivable	3,168	3,522
Other assets	7,036	5,401
Accounts payable and accrued liabilities	(1,602)	(12,958)
Income taxes receivable	4,427	(49,445)

Net cash provided by operating activities	44,664	37,749

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,429)	(1,291)
Proceeds from the disposition of assets	1,694	—
Purchases of short-term investments, net of maturities and redemptions	—	619
Distributions from unconsolidated affiliates	535	—

Net cash used in investing activities	(1,200)	(672)

Cash flows from financing activities:
Proceeds from revolving credit agreements	—	35,000
Repayment of borrowings under revolving credit agreements	—	(167,000)
Repayments of other long-term debt	—	(370,000)
Make whole payment in connection with prepayment of senior notes	—	(29,690)
Distributions to noncontrolling interest partner	(1,569)	(2,687)
Proceeds from exercises of stock options	467	1,653
Issuance of common stock	—	579,802
Excess tax benefits from stock-based compensation	(739)	(108)
Taxes paid on behalf of employees related to stock-based compensation	(541)	(2,040)

Net cash (used in) provided by financing activities	(2,382)	44,930

Net increase in cash and cash equivalents	41,082	82,007
Cash and cash equivalents at beginning of period	115,472	24,265

Cash and cash equivalents at end of period	$156,554	$106,272

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

Adoption of New Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles Amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Topic 105”). Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue FASB Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The U.S. GAAP hierarchy will be modified to include only two levels; authoritative and nonauthoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The adoption of Topic 105 did not have a material impact on the Company’s financial position or results of operations. It does, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in the Company’s filings with the SEC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

In August 2009, the FASB issued ASU No. 2009-05 which provides amendments to Topic 820 — Fair Value Measurements and Disclosures (“Topic 820”) for the fair value measurement of liabilities. Topic 820 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. In the absence of a quoted price in an active market for an identical liability at the measurement date, which generally would not be available because liabilities are not exchange-traded as liabilities, companies may apply approaches that use the quoted price of an investment in the identical liability or similar liabilities traded as assets or other valuation techniques consistent with the fair-value measurement principles in Topic 820. Topic 820 permits fair value measurements of liabilities that are based on the price that the Company would pay to transfer the liability to a new obligor at the measurement date, which is consistent with existing guidance. In addition, a company is permitted to measure the fair value of liabilities using an estimate of the price it would receive to enter into the liability at that date. Such measurements could be achieved using a valuation technique that is consistent with an income-approach valuation technique (e.g., a discounted-cash-flow technique) or a market approach (e.g., a recent transaction involving the issuance of a similar liability, adjusted for differences between that transaction and the liability being measured). Topic 820 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by generally accepted accounting principles. The Company is in the process of evaluating the effect, if any, the adoption of ASU No. 2009-05 will have on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — An Amendment of SFAS 140 (“SFAS 166”). SFAS 166 amends FASB Accounting Standards Codification (“ASC”) Topic 860-Transfers and Servicing (“Topic 860”). SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from Topic 860 and removes the exception from applying Topic 810 - Consolidation (“Topic 810”) to QSPEs. SFAS 166 clarifies that the objective of Topic 860 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach used in Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in Topic 860, as amended by this SFAS 166. SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 166 will have on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendment to Interpretation 46(R) (“SFAS 167”). SFAS 167 amends Topic 810 to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 amends Topic 810 to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company holds a retained interest in bankruptcy remote QSPEs established in accordance with Topic 860. The financial position and results of such QSPEs currently are not consolidated in the Company’s financial statements, but may be required to be consolidated in accordance with the provisions of SFAS 167. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 167 will have on its financial position or results of operations. In the event that consolidation is required, the Company’s assets and corresponding liabilities would increase by approximately $174 million and $165 million, respectively, along with an offsetting increase to retained earnings of approximately $9 million, pretax.

SFAS 166 and 167 were issued prior to the adoption of Topic 105 and accordingly are pre-codification references.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. The disclosure requirements of this FSP are included in ASC Topic 715 — Compensation-Retirement Benefits (“Topic 715”) as pending transition guidance that require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by Topic 715 must be provided for fiscal years ending after December 15, 2009. The Company does not believe the adoption of Topic 715 will have a material impact on its financial position or results of operations.

2.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the vesting period.

Service-Based Grants

A summary of service-based non-vested restricted share activity as of September 30, 2009 and changes during the nine month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2008	405,662	$43.23
Granted	133,875	22.33
Vested	(123,545)	43.07
Forfeited	(42,726)	39.57

Balance at September 30, 2009	373,266	$36.21

As of September 30, 2009, there was $5.9 million of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock-based compensation arrangements. This cost includes $0.3 million related to stock option grants and $5.6 million of non-vested restricted stock which will be recognized over a weighted average period of three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market Condition Grants

In February 2009 and 2008, the Company granted to select executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during the performance period.

The Company currently uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. Such determination is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, the relative performance of the Company’s stock price and shareholder returns to those companies in its peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite vesting period is met.

A summary of the activity for the Company’s market condition grants during the nine months ended September 30, 2009 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2008	484,182	$27.31
Granted	196,969	15.69
Vested	—	—
Forfeited	(59,302)	23.43

Balance at September 30, 2009	621,849	$23.99

As of September 30, 2009, there was $5.8 million of unrecognized compensation cost, net of estimated forfeitures, related to market condition based non-vested restricted shares which will be recognized over a weighted average period of three years.

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock option expense	$145	$429	$729	$909
Restricted stock expense(a)	621	1,962	5,705	7,898

Total	$766	$2,391	$6,434	$8,807

(a)	Includes $0.2 million related to accrued cash liability awards during the three and nine months ending September 30, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic average shares outstanding	91,496,677	91,323,588	91,357,912	87,236,860
Net effect of stock options assumed to be exercised	—	—	—	—
Net effect of non-vested restricted stock assumed to be vested	—	—	—	—

Diluted average shares outstanding	91,496,677	91,323,588	91,357,912	87,236,860

Approximately 0.2 million and 0.4 million shares were excluded from the computation of diluted earnings (loss) per share during the three months ended September 30, 2009 and 2008, respectively, and 0.2 million and 0.4 million during the nine months ended September 30, 2009 and 2008, respectively, as the effect would have been antidilutive.

3.	Notes Receivable

Notes receivable consisted of the following:

	September 30, 2009	December 31, 2008

Saussy Burbank	$5,429	$16,671
Various builders	9,898	16,714
Advantis	—	7,267
Pier Park Community Development District	2,584	2,404
Perry Pines mortgage note	6,263	6,263
Various mortgages and other	1,094	749

Total notes receivable	$25,268	$50,068

The Company evaluates the carrying value of notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During October 2009, the Company settled its notes receivable with Saussy Burbank for less than book value and recorded a charge of $9.0 million as of September 30, 2009. As part of the settlement, the Company agreed to take back previously collateralized inventory consisting of lots and homes which were valued at current estimated sales prices, less costs to sell. For the second quarter of 2009, the Company recorded a charge of $7.4 million related to the write-off of the outstanding Advantis note receivable balance. In addition, the Company received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during the second quarter of 2009 and renegotiated terms related to certain other builder notes receivable during the second and third quarters of 2009 and 2008. These events resulted in additional impairment charges of $0.1 million and $1.7 million during the three and nine month periods ending September 30, 2009, respectively, and $0.8 million during the second quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment in Real Estate

Real estate by segment includes the following:

	September 30, 2009	December 31, 2008

Operating property:
Residential real estate	$192,173	$185,798
Rural land sales	139	139
Forestry	62,042	62,435
Other	510	338

Total operating property	254,864	248,710

Development property:
Residential real estate	549,559	596,011
Commercial real estate	59,531	59,045
Rural land sales	7,721	7,381
Other	305	796

Total development property	617,116	663,233

Investment property:
Commercial real estate	1,753	1,835
Rural land sales	5	5
Forestry	523	522
Other	5,906	5,742

Total investment property	8,187	8,104

Investment in unconsolidated affiliates:
Residential real estate	2,877	3,494

Total real estate investments	883,044	923,541
Less: Accumulated depreciation	38,133	32,958

Investment in real estate	$844,911	$890,583

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

5.	Fair Value Measurements

The Company follows the provisions of Topic 820 for its financial and non-financial assets and liabilities. Topic 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3. Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Financial assets:
Investments in money market funds	$142,579	$—	$—	$142,579
Retained interest in QSPEs	—	—	9,783	9,783

Total assets at fair value	$142,579	$—	$9,783	$152,362

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.3 million during the nine months ended September 30, 2009. In addition, the Company will receive the payment of the remaining principal on the installment notes at the end of their 15-year maturity period. The Company recorded losses of $6.6 million and $8.5 million during the three and nine months ended September 30, 2008, respectively, related to the monetization of $108.4 million of notes receivable through a QSPE.

In accordance with ASC Topic 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during the third quarter 2009.

The following is a reconciliation of the Company’s retained interest in QSPEs:

2009

Balance January 1	$9,518
Additions	—
Accretion of interest income	265

Balance September 30	$9,783

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period. The assets measured at fair value on a nonrecurring basis are as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value	Total
	Identical Assets	Inputs	Inputs	September 30,	Impairment
	(Level 1)	(Level 2)	(Level 3)	2009	Charge

Non-financial assets:
Investment in real estate	$—	$620	$3,242	$3,862	$884

In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360, long-lived assets sold or held for sale with a carrying amount of $4.8 million were written down to their fair value of $3.9 million, resulting in a loss of $0.9 million, which was included in impairment losses for the three months ended September 30, 2009, compared to impairment charges of $1.3 million during the three months ended September 30, 2008. Impairment charges on investment in real estate were $13.3 million and $3.8 million during the nine months ended September 30, 2009 and 2008, respectively.

6.	Restructuring

In August 2009, the Company implemented an additional restructuring plan designed to further align employee headcount with the Company’s projected workload. The charges associated with the Company’s 2006-2009 restructuring and reorganization programs by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total

Three months ended September 30, 2009	$820	$648	$124	$—	$242	$1,834

Nine months ended September 30, 2009	871	648	124	1	201	1,845

Three months ended September 30, 2008	373	117	14	30	716	1,250

Nine months ended September 30, 2008	1,189	142	17	150	2,799	4,297

Cumulative restructuring charges, September 30, 2006 through September 30, 2009	$18,519	$1,301	$1,785	$301	$6,487	$28,393

Remaining one-time termination benefits to employees — to be incurred during 2009(a)	$16	$—	$—	$—	$—	$16

(a)	Represents costs to be incurred from October 1, 2009 through December 31, 2009.

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

At September 30, 2009, the accrued liability associated with the restructuring consisted of the following:

	Balance at			Balance at
	December 31,	Costs		September 30,	Due within
	2008	Accrued	Payments	2009	12 months

One-time termination benefits to employees	$694	$1,845	$(1,577)	$962	$962

7.	Discontinued Operations

On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant for a sale price of $1.6 million. The sale agreement also included a long-term lease of a building facility. The Company received proceeds of $1.3 million and a note receivable of $0.3 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the sale. Assets and liabilities classified as “held for sale” at December 31, 2008, which were not subsequently sold have been reclassified as held for use in the consolidated balance sheet at September 30, 2009 (and previously at June 30, 2009). In addition, the operating results associated with assets not sold have been recorded within continuing operations since the first quarter of 2009. These reclassifications did not have a material impact on the Company’s financial position or operating results.

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

Discontinued operations presented on the consolidated statements of operations for the three and nine months ended September 30 included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Commercial Buildings — Commercial Segment
Aggregate revenues	$—	$—	$—	$17

Pre-tax income	—	—	—	21
Income taxes	—	—	—	8

Income from discontinued operations, net	$—	$—	$—	$13

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$—	$1,164	$1,707	$5,263

Pre-tax (loss)	—	(171)	(377)	(284)
Pre-tax gain on sale	—	—	124	—

Income taxes (benefit)	—	(67)	(99)	(111)

(Loss) from discontinued operations	$—	$(104)	$(154)	$(173)

Total (loss) from discontinued operations, net	$—	$(104)	$(154)	$(160)

8.	Debt

Debt consists of the following:

	September 30, 2009	December 31, 2008

Non-recourse defeased debt	$27,547	$28,910
Community Development District debt	12,296	11,857
Various non-interest bearing notes, secured by certain real estate	—	5,344
Other non-interest bearing notes	3,449	3,449

Total debt	$43,292	$49,560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate scheduled maturities of debt subsequent to September 30, 2009 are as follows (a):

2009	$114
2010	470
2011	3,948
2012	523
2013	558
Thereafter	37,679

Total	$43,292

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $27.5 million.

On September 19, 2008, the Company entered into a $100 million revolving Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). On October 15, 2009, the Company amended the Credit Agreement to extend the term by one year to September 19, 2012, and lower its required minimum tangible net worth amount to $800 million. In addition, the amendment modified pricing terms to reflect current market pricing. The interest on borrowings under the Credit Agreement will be based on either LIBOR rates or certain base rates established by the Credit Agreement. The applicable interest rate for LIBOR rate loans will now be based on the higher of (a) an adjusted LIBOR rate plus the applicable interest margin (ranging from 2.00% to 2.75%), determined based on the ratio of the Company’s total indebtedness to total asset value, or (b) 4.00%. The applicable interest rate for base rate loans will now be based on the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus the applicable interest margin (ranging from 1.00% to 1.75%). The amendment also replaces the existing facility fee based on the amount of lender commitments with an unused commitment fee payable quarterly at an annual rate of 0.50%.

The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The following includes a summary of the Company’s more significant financial covenants:

	Covenant		September 30, 2009

Minimum consolidated tangible net worth	$800,000		$950,199
Ratio of total indebtedness to total asset value	50.0%		4.0%
Unencumbered leverage ratio	2.0	x	43.2	x
Minimum liquidity	$20,000		$253,767

The Company was in compliance with its debt covenants at September 30, 2009.

The Credit Agreement contains customary events of default. If any event of default occurs, lenders holding two-thirds of the commitments may terminate the Company’s right to borrow and accelerate amounts due under the Credit Agreement. In the event of bankruptcy, all amounts outstanding would automatically become due and payable and the commitments would automatically terminate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plans

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees. A summary of the net periodic benefit expense (credit) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$362	$341	$1,079	$1,591
Interest cost	447	1,997	4,393	6,147
Expected return on assets	(1,263)	(4,081)	(8,078)	(12,931)
Prior service costs	177	193	532	543
Curtailment charge	—	446	—	446
Settlement costs	617	1,472	45,294	1,472
Actuarial loss	57	—	1,015	—

Net periodic benefit expense (credit)	$397	$368	$44,235	$(2,732)

On June 18, 2009, the Company, as plan sponsor of the pension plan, signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in the pension plan. Current employees and former employees with cash balances in the pension plan are not affected by the transaction. The purchase price of the group annuity contract was approximately $101 million, which was funded from the assets of the pension plan on June 25, 2009. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million. In addition, the Company recorded a non-cash pre-tax settlement charge to earnings during the second quarter of 2009 of $44.7 million. The Company also recorded a pre-tax credit in the amount of $44.7 million in Accumulated Other Comprehensive Income on its Consolidated Balance Sheet offsetting the non-cash charge to earnings. As a result of this transaction, the Company was able to significantly increase the funded status ratio thereby reducing the potential for future funding requirements.

10.	Income Taxes

The Company had approximately $1.4 million of total unrecognized tax benefits as of September 30, 2009 and December 31, 2008, none of which, if recognized, would materially affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $0.4 million and $0.3 million (net of tax benefit) at September 30, 2009 and December 31, 2008, respectively, related to uncertain tax positions. There were no significant changes to unrecognized tax benefits including interest and penalties during the third quarter of 2009, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

The current income tax receivable was $27.9 million at September 30, 2009 and $32.3 million at December 31, 2008. The Company received $32.3 million in federal income tax refunds during the third quarter of 2009 related to the December 31, 2008 tax receivable balance.

11.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment generates revenues from club and resort operations and the development and sale of homesites and, to a lesser extent due to the Company’s exit from homebuilding, homes. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood, timber and other forest products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Information by business segment, adjusted as a result of discontinued operations, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating Revenues:
Residential real estate	$33,664	$22,211	$69,276	$61,629
Commercial real estate	2,188	2,649	2,877	3,193
Rural land sales	290	2,436	12,907	132,520
Forestry	7,053	5,904	20,392	19,953

Consolidated operating revenues	$43,195	$33,200	$105,452	$217,295

Loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes :
Residential real estate	$(20,001)	$(13,025)	$(57,598)	$(45,018)
Commercial real estate	(550)	(563)	(1,826)	(1,955)
Rural land sales	(467)	2,011	9,197	106,201
Forestry	1,234	242	3,451	2,983
Other	(6,546)	(19,296)	(71,843)	(75,842)

Consolidated loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(26,330)	$(30,631)	$(118,619)	$(13,631)

	September 30, 2009	December 31, 2008

Total Assets:
Residential real estate	$752,978	$817,867
Commercial real estate	64,881	63,109
Rural land sales	14,717	14,590
Forestry	62,528	63,391
Corporate	274,903	255,332
Assets held for sale(1)	—	3,989

Total Assets	$1,170,007	$1,218,278

(1)	Formerly part of the Forestry segment at December 31, 2008.

12.	Contingencies

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, including potential claims resulting from construction defects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When appropriate, the Company establishes estimated accruals for litigation matters which meet the provisions of ASC Topic 450 — Contingencies. Although in the opinion of management none of our litigation matters is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation, property damage and other types of insurance.

At September 30, 2009 and December 31, 2008, the Company was party to surety bonds of $41.2 million and $51.3 million, respectively, and standby letters of credit in the amount of $2.8 million which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

Aggregate environmental-related accruals were $1.7 million at September 30, 2009 and $1.8 million at December 31, 2008.

13.	Concentration of Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, notes receivable and retained interests. The Company deposits and invests excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits.

The majority of notes receivable is from homebuilders and other entities associated with the real estate industry. As with many entities in the real estate industry, revenues have contracted for these companies, and they may be increasingly dependent on their lenders’ continued willingness to provide funding to maintain ongoing liquidity. The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date. During October 2009, the Company settled its notes receivable with Saussy Burbank for less than book value. Accordingly, the Company recorded a charge of $9.0 million related to the settlement as of September 30, 2009.

There are not any other entity specific facts which currently cause the Company to believe that the remaining notes receivable will be realized at amounts below their carrying values; however, due to the collapse of real estate markets and tightened credit conditions, the collectability of these receivables represents a significant risk to the Company and changes in the likelihood of collectability could adversely impact the accompanying financial statements.

In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

14.	Subsequent Events

The Company has evaluated events occurring subsequent to the September 30, 2009 reporting date through the financial statement issue date of November 3, 2009. During October 2009, the Company settled its notes receivable with Saussy Burbank for less than book value. Accordingly, the Company recorded a charge of $9.0 million related to the settlement as of September 30, 2009.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new international airport under construction in Northwest Florida. As part of the agreement, the Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. It also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of the Company’s prior break even payments.

The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the new airport. The agreement may be terminated by the Company if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The Company may also terminate the agreement if Southwest has not commenced air service to the new airport within 90 days of its opening. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.The Company is currently evaluating the accounting impact this standby guarantee will have on its fourth quarter financial position and results of operations. At this time the Company believes it may record a liability and associated expense during the fourth quarter related to this standby guarantee, but has not yet quantified this liability or expense.

No other events have occurred through the financial statement issue date which would have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings and cash flows;

•	future residential and commercial demand, opportunities and entitlements;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the number of units or commercial square footage that can be supported upon full build-out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including homebuilders;

•	future amounts of capital expenditures;

•	the projected completion, opening, operating results and economic impact of the new international airport in Northwest Florida as well as the timing and availability of air service at the new airport;

•	the amount of dividends, if any, we pay; and

•	the number or dollar amount of shares of our stock which may be purchased under our existing or future share-repurchase programs.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	a continued downturn in the real estate markets in Florida and across the nation;

•	a continued crisis in the national financial markets and the financial services and banking industries;

•	a continued decline in national economic conditions;

•	economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	availability of mortgage financing, increases in foreclosures and changes in interest rates;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the carrying value of our real estate assets and notes receivable;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	the failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and homesites and residential or resort properties or a change in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial development in Northwest Florida;

•	competition from other real estate developers;

•	changes in pricing of our products and changes in the related profit margins;

•	changes in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the expected economic impact of the new airport under construction in Bay County;

•	the failure of Southwest Airlines to commence service upon the opening of the new airport in Northwest Florida, or the subsequent reduction or termination of such service. Southwest’s service to the new airport is subject to various conditions as described in our Current Report on Form 8-K filed with the SEC on October 21, 2009;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	potential liability relating to construction defects;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	changes in homeowner insurance rates and deductibles for property in Florida, particularly in coastal areas, and availability of property insurance in Florida;

•	high property tax rates in Florida, and future changes in such rates;

•	significant tax payments arising from any acceleration of deferred taxes;

•	changes in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.

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

Meanwhile, we continue to develop strategic relationships which we believe will benefit our business when the economy and our markets recover. On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service to the new international airport in Northwest Florida in May 2010. We believe that the introduction of this air service to Northwest Florida will make the region more accessible to a broader market and significantly enhance the value of our lands surrounding the new airport, as well as our other properties in Northwest Florida. We intend to aggressively leverage Southwest’s service to drive tourism, economic development and job growth in the region and real estate absorption in our projects across Northwest Florida.

Southwest has agreed that service at the new airport will consist of at least two daily nonstop flights from Northwest Florida to each of four destinations for a total of eight daily nonstop flights. We have agreed to reimburse Southwest if it incurs losses at the new airport during the first three years of service. The agreement also provides for any profit from the air service during the term of the agreement to be shared with us up to the amount of our prior payments.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. Except for the required adoption of certain accounting pronouncements described elsewhere herein, there have been no significant changes in these policies during the first nine months of 2009.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this Report for recently adopted and/or issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

Net loss decreased $(4.8) million to a loss of $(14.4) million, or $(0.16) per share, in the third quarter of 2009, compared to a net loss of $(19.2) million, or $(0.21) per share, for the third quarter of 2008. Included in our results for the three months ended September 30 are the following significant charges:

2009:

•	$11.1 million of impairment charges consisting of $0.9 million of impairments associated with homes and homesites in our residential segment, a $9.0 million write-down related to the settlement of our Saussy Burbank notes receivable, a $0.1 million write-down of builder notes receivable and $1.1 million of write-downs related to other long-term assets; and

•	$1.8 million restructuring charge related to one-time termination benefits.

2008:

•	$0.7 million loss on early debt extinguishment;

•	$1.3 million impairment charge related to the write-down of homes in our residential real estate segment;

•	$1.9 million related to the write-off of net book value on abandoned property;

•	$1.3 million restructuring charge and $1.9 million related pension charge; and

•	$6.6 million related to a fair value adjustment on retained interests of monetized installment notes.

Net loss increased $(62.7) million to a loss of $(70.7) million, or $(0.77) per share, in the first nine months of 2009, compared to $(8.0) million, or $(0.09) per share, for the first nine months of 2008. Included in our results for the nine months ended September 30 are the following significant charges:

2009:

•	$32.6 million of impairment charges consisting of a $6.7 million write-down related to our SevenShores condominium and marina development project, $6.5 million of impairments associated with homes and homesites in our residential segment, a $9.0 million write-down related to the settlement of the Saussy Burbank notes receivable, a $7.4 million write-off of the Advantis note receivable, a $1.9 million write-down of builder notes receivable and $1.1 million of write-downs related to other long-term assets;

•	$44.7 million non-cash pension settlement charge related to the purchase of annuities with plan assets for certain participants in our pension plan; and

•	$1.8 million restructuring charge related to one-time termination benefits.

2008:

•	$30.6 million loss on early debt extinguishment;

•	$4.6 million impairment charges consisting of $3.8 million related to the write-down of homes in our residential real estate segment and $0.8 million related to the write-down of a renegotiated builder note receivable;

•	$1.9 million write-off of net book value on abandoned property;

•	$4.3 million restructuring charge and $1.9 million related pension charge; and

•	$8.5 million related to a fair value adjustment on retained interests of monetized installment notes.

Results for the three and nine months ended September 30, 2009 and 2008 reported in discontinued operations primarily relate to our former Sunshine State Cypress mill and mulch plant operation.

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

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Difference	% Change	2009	2008	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$24.2	$13.7	$10.5	77%	$53.0	$161.4	$(108.4)	(67)%
Rental revenues	0.6	0.4	0.2	50	1.4	1.0	0.4	40
Timber sales	7.1	5.9	1.2	20	20.4	20.0	0.4	2
Other revenues	11.3	13.2	(1.9)	(14)	30.6	34.9	(4.3)	(12)

Total	43.2	33.2	10.0	30	105.4	217.3	(111.9)	(51)

Expenses:
Cost of real estate sales	22.5	8.7	13.8	159	38.2	48.2	(10.0)	(21)
Cost of rental revenues	0.5	0.2	0.3	150	0.9	0.4	0.5	125
Cost of timber sales	5.1	4.9	0.2	4	14.8	14.8	—	—
Cost of other revenues	11.1	13.6	(2.5)	(18)	30.8	37.6	(6.8)	(18)
Other operating expenses	8.8	14.4	(5.6)	(39)	32.1	43.1	(11.0)	(26)

Total	$48.0	$41.8	$6.2	15%	$116.8	$144.1	$(27.3)	(19)%

The increases in real estate sales revenues and cost of real estate sales for the three months ended September 30, 2009 compared to 2008 were primarily due to the sale of our SevenShores condominium and marina development project for approximately $12.5 million. We did not record any gain or loss on the sale as the carrying value of assets was adjusted to estimated fair value during the second quarter of 2009.

The decreases in sales and cost of sales during the nine months ended September 30, 2009 compared to 2008 were primarily due to decreased sales in our rural land sales segment. Approximately $12.9 million, or 12%, of our year to date 2009 revenues were generated by rural land sales compared to $132.5 million, or 61%, in 2008.

Our gross margin percentage on real estate sales decreased to 7% from 36% during the three months ended September 30, 2009 compared to 2008 primarily as a result of the SevenShores sale and a decrease in high margin rural land sales relative to our sales mix. Cost of other revenues decreased due to reduced staffing levels and increased operating efficiencies at our clubs and resorts. Other operating expenses decreased due to lower general and administrative expenses as a result of our restructuring efforts.

Our gross margin percentage on real estate sales decreased to 28% from 70% during the nine months ended September 30, 2009 compared to 2008, primarily as a result of the decrease in high margin rural land sales relative to our sales mix. Cost of other revenues decreased due to reduced staffing levels and increased operating efficiencies at our clubs and resorts. Other operating expenses decreased due to lower general and administrative expenses as a result of our restructuring efforts. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, was $5.9 million and $8.0 million during the three months ended September 30, 2009 and 2008, respectively, and $19.1 million and $26.0 million during the nine months ended September 30, 2009 and 2008, respectively. Our overall employee and administrative costs have decreased as a result of reduced headcount.

Pension settlement charge.  On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. Current and former employees with cash balances in the pension plan are not affected by the transaction. The purchase price of the annuity was approximately $101 million, which was funded from the assets of the pension plan on June 25, 2009. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million. In addition, we recorded a non-cash pre-tax settlement charge to earnings during the second quarter of 2009 of $44.7 million and an offsetting $44.7 million pre-tax credit in Accumulated Other Comprehensive Income on our Consolidated Balance Sheet. As a result of this transaction, we were able to significantly increase the funded status ratio of the pension plan, thereby reducing the potential for future funding requirements.

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

During the third quarter of 2009:

•	We recorded a $9.0 million write-down related to the settlement of the Saussy Burbank notes receivable, a $0.1 million write-down of builder notes receivable and a $1.1 million impairment charge related to other long-term assets; and

•	We recorded a $0.9 million write-down related to completed unsold homes and homesites within other communities.

During the third quarter of 2008 we recorded impairment charges of $1.3 million related to completed unsold homes.

During the first nine months of 2009:

•	We recorded a $6.5 million impairment charge related to completed unsold homes and homesites in our communities and a $6.7 million write-down of our SevenShores condominium and marina development project; and

•	We recorded a $9.0 million write-down related to the settlement of the Saussy Burbank notes receivable, a $7.4 million write-off of the Advantis note receivable, a $1.9 million write-down of builder notes receivable and a $1.1 million impairment charge related to other long-term assets.

During the first nine months of 2008 we recorded impairment charges of $3.8 million related to completed unsold homes and a $0.8 million write-down of a builder note receivable.

A continued decline in demand and market prices for our real estate products may require us to record additional impairment charges in the future. In addition, due to the ongoing difficulties in the real estate markets and tightened credit conditions, we may be required to write-down the carrying value of our notes receivable and such notes may not ultimately be collectible.

Restructuring charge.  We recorded restructuring charges of $1.8 million and $1.3 million in the three months ended September 30, 2009 and 2008, respectively, and $1.8 million and $4.3 million during the nine months ended September 30, 2009 and 2008, respectively, related to one-time termination benefits in connection with our 2006-2009 restructuring plans. Remaining charges relating to restructuring actions to be expensed during the fourth quarter of 2009 are less than $0.1 million at September 30, 2009.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, fair value adjustment of our retained interest in monetized installment notes receivable, loss on early extinguishment of debt and other income. Other income (expense) was $1.2 million and $(7.3) million for the three months ended September 30, 2009 and 2008, respectively, and $3.3 million and $(38.6) million for the nine months ended September 30, 2009 and 2008, respectively.

Investment income, net decreased $0.9 million and $2.8 million during the three and nine months ending September 30, 2009, respectively, compared to 2008 primarily as a result of lower investment returns on our cash balances.

Interest expense decreased $4.1 million during the nine months ended September 30, 2009 compared to 2008 primarily as a result of our reduced debt levels. We recorded a loss on early extinguishment of debt of $0.7 million during the third quarter of 2008 related to the write-off of unamortized loan costs on our prior credit facility and $29.9 million during the second quarter 2008 in connection with the prepayment of our senior notes.

Other, net increased $8.7 million during the third quarter of 2009 primarily due to a charge of $6.6 million related to the fair value adjustment of our retained interest in monetized installment notes receivable and $1.9 million related to the write-off of the net book value on certain abandoned property during the third quarter of 2008. Other, net increased $10.0 million during the nine months ended September 30, 2009 compared to 2008 primarily due to recording a loss of $8.5 million related to the fair value adjustment of our retained interest in monetized installment notes receivable and $1.9 million related to the write-off of the net book value on certain abandoned property during the third quarter of 2008.

Income tax benefit.  Our effective tax rate was (45)% and (38)% for the three months ended September 30, 2009 and 2008, respectively, and (40)% and (42)% for the nine months ended September 30, 2009 and 2008, respectively.

Segment Results

Residential Real Estate

Our residential real estate segment develops large-scale, mixed-use resort, primary and seasonal residential communities, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville, in Deland and Tallahassee.

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

Given the downturn in our real estate markets, we have implemented a tax strategy in which current year losses on asset sales can be carried back and applied to our taxable income in 2007, resulting in significant tax refunds for 2009. As part of this strategy, we decided to sell at auction the remaining condominium units in our Artisan Park development in Celebration, Florida. We successfully completed the auction in the third quarter 2009 and received aggregate revenues of $4.8 million from the auction sales. We expect to generate additional revenues related to sales of our remaining Artisan Park inventory during the fourth quarter of 2009. We also sold our SevenShores condominium project and marina development in Bradenton, Florida in exchange for $7.0 million cash and the forgiveness of notes payable in the amount of $5.5 million. These two transactions are expected to produce an aggregate tax refund of approximately $6.9 million.

The table below sets forth the results of continuing operations of our residential real estate segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Real estate sales	$21.9	$8.7	$37.6	$25.8
Rental revenue	0.5	0.4	1.0	0.9
Other revenues	11.3	13.1	30.7	34.9

Total revenues	33.7	22.2	69.3	61.6

Expenses:
Cost of real estate sales	21.1	6.6	35.2	22.1
Cost of rental revenue	0.5	0.2	0.9	0.4
Cost of other revenues	11.1	13.6	30.8	37.6
Other operating expenses	6.4	11.7	24.8	34.7
Depreciation and amortization	2.9	2.9	9.1	8.8
Restructuring charge	0.8	0.4	0.9	1.2
Impairment charge	10.7	1.3	24.7	4.6

Total expenses	53.5	36.7	126.4	109.4

Other income (expense)	(0.1)	1.4	(0.5)	2.8

Pre-tax loss from continuing operations	$(19.9)	$(13.1)	$(57.6)	$(45.0)

Real estate sales include sales of homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs). Other revenues and cost of other revenues consist primarily of resort and club operations and brokerage fees.

During the third quarter 2009, we entered into an agreement with The Premier Property Group for Premier to lease the WaterColor sales office and to assume our existing WaterColor resale listings effective September 1, 2009. Other revenues related to this business included brokerage revenues of approximately $1.2 million and $2.0 million during the nine months ended September 30, 2009 and 2008, respectively.

Three Months Ended September 30, 2009 and 2008

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$7.9	$1.3	$9.2	$2.3	$6.0	$8.3
Cost of sales:
Direct costs	6.2	0.6	6.8	1.9	3.9	5.8
Selling costs	0.6	0.1	0.7	0.1	0.2	0.3
Other indirect costs	0.8	0.1	0.9	0.1	0.4	0.5

Total cost of sales	7.6	0.8	8.4	2.1	4.5	6.6

Gross profit	$0.3	$0.5	$0.8	$0.2	$1.5	$1.7

Gross profit margin	4%	39%	9%	9%	25%	21%

Units sold	35	12	47	3	74	77

Real estate sales and home closings increased for the third quarter 2009 as compared to the same period in 2008 as a result of the successful auction of 22 multi-family homes at our Artisan Park community as well as reductions in pricing in an effort to accelerate sales of existing inventory even though adverse market conditions continued. Homesite closings decreased for the third quarter 2009 compared to the same period in 2008 due to a decrease in bulk sales to national homebuilders. Gross profit margin decreased for the third quarter 2009 compared to the third quarter 2008 primarily due to a decrease in the average sales price and product location and mix.

The following table sets forth home and homesite sales activity by geographic region and property type:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	2	$0.9	$0.8	$0.1	—	$1.2	$1.1	$0.1
Homesites	8	1.0	0.7	0.3	12	3.3	1.7	1.6
Primary
Homesites	2	0.1	—	0.1	21	1.1	0.9	0.2
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	—	—
Central Florida:
Primary
Single-family homes	6	1.3	1.2	0.1	1	0.5	0.4	0.1
Multi-family homes	22	5.0	4.9	0.1	1	0.4	0.4	—
Townhomes	5	0.7	0.7	—	1	0.2	0.2	—
Homesites	2	0.2	0.1	0.1	41	1.6	1.9	(0.3)

Total	47	$9.2	$8.4	$0.8	77	$8.3	$6.6	$1.7

Also included in real estate sales are land sales and cost of sales of $12.7 million for the three months ended September 30, 2009 and $0.4 million of real estate sales and gross profit for the three months ended September 30,

2008. Third quarter 2009 real estate sales and cost of sales included $12.5 million each related to the sale of our SevenShores condominium and marina development project.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and SouthWood. Our Northeast Florida primary communities included RiverTown and St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, there were two home closings for the third quarter of 2009 and home revenues and gross profit were comparable to the same period in 2008. Revenue and gross profit recognized during the third quarter 2008 related to revenue and profit previously deferred on a second quarter 2008 home closing. Homesite closings, revenues and gross profit decreased in the third quarter 2009 as compared to the third quarter 2008. The average sales price of closed homesites decreased in the third quarter 2009 to $126,000 from $281,000 in the third quarter 2008 primarily due to lower pricing as well as location and mix.

In our Northwest Florida primary communities, there were no home closings for the third quarter 2009. Homesite closings, revenues and gross profit decreased for the third quarter of 2009 as compared to the third quarter 2008 due to a decrease in bulk sales to national homebuilders.

In our Central Florida communities, home closings, revenues and gross profit increased for the third quarter 2009 as compared to the third quarter 2008 due primarily to the Artisan Park auction. Homesite closings, revenues and gross profit decreased in the third quarter 2009 as compared to the third quarter 2008 due to a decrease in bulk sales to national homebuilders.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf and club operations, management fees and brokerage activities. Other revenues decreased $1.8 million due to lower vacation rental occupancy and lower Inn and vacation rental rates. Cost of other revenues decreased $2.5 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased by $5.3 million primarily due to reductions in marketing and homeowner association funding costs and real estate taxes. These decreases were partially offset by costs related to overhead costs of our real estate projects that were expensed in 2009 instead of capitalized due to lack of development activity.

Nine Months Ended September 30, 2009 and 2008

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$21.1	$3.8	$24.9	$16.6	$8.7	$25.3
Cost of sales:
Direct costs	15.5	1.8	17.3	13.1	5.1	18.2
Selling costs	3.3	0.2	3.5	2.1	0.4	2.5
Other indirect costs	1.5	0.2	1.7	0.9	0.5	1.4

Total cost of sales	20.3	2.2	22.5	16.1	6.0	22.1

Gross profit	$0.8	$1.6	$2.4	$0.5	$2.7	$3.2

Gross profit margin	4%	42%	10%	3%	31%	13%
Units sold	72	28	100	28	85	113

Home sales and home closings increased for the period ended September 30, 2009 as compared to the same period in 2008 as a result of the Artisan Park auction as well as reductions in pricing in an effort to accelerate sales of existing inventory even though adverse market conditions continued. Homesite sales and closings decreased for the period ended September 30, 2009 compared to the same period in 2008 due to a decrease in bulk sales to national homebuilders. Gross profit margin decreased for the period ended September 30, 2009 compared to the same period in 2008, primarily due to a decrease in the average sales price and product location and mix.

The following table sets forth home and homesite sales activity by geographic region and property type:

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal:
Single-family homes	19	$8.7	$8.3	$0.4	7	$8.2	$7.8	$0.4
Homesites	19	2.8	1.9	0.9	19	5.7	3.0	2.7
Primary:
Single-family homes	—	—	—	—	—	—	—	—
Townhomes	—	—	—	—	—	—	—	—
Homesites	7	0.7	0.2	0.5	21	1.1	0.9	0.2
Northeast Florida:
Primary:
Single-family homes	2	0.6	0.5	0.1	2	0.9	1.1	(0.2)
Homesites	—	—	—	—	3	0.2	0.1	0.1
Central Florida:
Primary:
Single-family homes	14	3.4	3.3	0.1	8	4.0	3.8	0.2
Multi-family homes	26	6.0	5.9	0.1	9	3.1	3.0	0.1
Townhomes	11	2.4	2.3	0.1	2	0.4	0.4	—
Homesites	2	0.3	0.1	0.2	42	1.7	2.0	(0.3)

Total	100	$24.9	$22.5	$2.4	113	$25.3	$22.1	$3.2

Also included in real estate sales are land sales and cost of sales of $12.7 million for the nine month period ended September 30, 2009 and $0.5 million in real estate sales and gross profit during the nine month period ending September 30, 2008. The nine months of 2009 included real estate sales and cost of sales of $12.5 million each from the sale of our SevenShores condominium and marina development project.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and SouthWood. Our Northeast Florida primary communities included RiverTown and St. Johns Golf and Country Club. The Central Florida communities included Artisan Park and Victoria Park, both of which are primary.

In our Northwest Florida resort and seasonal communities, home closings and revenues increased, while gross profit was the same for the nine months ended September 30, 2009 as compared to the same period in 2008. The average sales price of a home decreased to $460,000 for the nine months ended September 30, 2009 from $1,150,000 during the nine months ended September 30, 2008 primarily due to location. Homesite closings were the same, while revenues and gross profit decreased for the nine months ended September 30, 2009 as compared to the same period in 2008. The average sales price of a homesite closed in the nine months ended September 30, 2009 was $145,000 as compared to $300,000 for the same period in 2008 primarily due to lower pricing as well as location and mix.

In our Northwest Florida primary communities, homesite closings and revenues decreased, while gross profit increased for the nine months ended September 30, 2009 as compared to the same period in 2008 due to a decrease in bulk sales to national homebuilders.

In our Northeast Florida communities home closings revenues and gross profit for the nine months ended September 30, 2009 were comparable to the same period in 2008. We closed the final home in our St. Johns Golf and Country Club community during the nine months ended September 30, 2009. There were no homesite closings in 2009.

In our Central Florida communities, home closings and revenues increased in the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to the Artisan Park auction. Homesite closings and revenues decreased in the nine months ended September 30, 2009 as compared to the same period in 2008 due to a decrease in bulk sales to national homebuilders. A portion of homesite revenue in 2009 relates to profit participation from previous sales to a national homebuilder.

Other revenues included revenues from the WaterColor Inn and WaterColor vacation rental program, other resort, golf and club operations, management fees and brokerage activities. Other revenue decreased $4.2 million due to lower vacation rental occupancy and lower Inn and vacation rental rates. Cost of other revenue decreased $6.8 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. The decrease of $9.9 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowners association funding costs, certain warranty and other project costs and real estate taxes. These decreases were partially offset by costs related to overhead costs of our real estate projects that were expensed in 2009 instead of capitalized due to lack of active development activity.

We recorded a restructuring charge in our residential real estate segment of $0.9 million for the nine months ended September 30, 2009 in connection with our headcount reduction compared to $1.2 million in 2008.

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

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Real estate sales	$2.1	$2.6	$2.5	$3.1
Rental revenues	0.1	0.1	0.3	0.1
Other revenues	—	—	—	—

Total revenues	2.2	2.7	2.8	3.2

Expenses:
Cost of real estate sales	1.3	2.0	1.7	2.3
Cost of rental revenues	—	0.1	—	0.1
Other operating expenses	1.0	1.2	2.9	3.3
Depreciation and amortization	—	—	—	—
Restructuring charge	0.6	0.1	0.6	0.1

Total expenses	2.9	3.4	5.2	5.8

Other income	0.2	0.2	0.6	0.7

Pre-tax (loss) from continuing operations	$(0.5)	$(0.5)	$(1.8)	$(1.9)

Much of our commercial real estate activity is focused on the opportunities presented by Northwest Florida’s new international airport, scheduled to open in May 2010. We believe these commercial opportunities will be significantly enhanced by Southwest Airlines’ planned service to the new airport, as described above. We have accelerated preconstruction development activity on approximately 1,000 acres adjacent to the airport site. The land is being planned for office, retail, hotel and industrial users. We expect, over time, that this international airport will expand our customer base as it connects Northwest Florida with the global economy and as the area is repositioned from a regional to a national destination.

Real Estate Sales

	Number of	Acres	Average Price	Gross			Gross Profit
	Sales	Sold	per Acre	Proceeds	Revenue		on Sales
				(In millions)	(In millions)		(In millions)

Three Months Ended:
September 30, 2009	2	6	$350,000	$2.1	$2.1		$0.8
September 30, 2008	3	32	$78,000	$2.5	$2.6	(b)	$0.5	(b)
Nine Months Ended:
September 30, 2009	2	6	$350,000	$2.1	$2.5	(a)	$0.9	(a)
September 30, 2008	4	34	$82,000	$2.8	$3.1	(b)	$0.9	(b)

(a)	The nine months ended September 30, 2009 includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

(b)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.1 million and zero, respectively, for the three months ended September 30, 2008. The nine months ended September 30, 2008 includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.3 million and $0.1 million, respectively.

Rental revenue for the three and nine months ended September 30, 2009 represents lease income associated with a long-term land lease with the Port Authority of Port St. Joe.

Other income for the three and nine months ended September 30, 2009 and 2008 primarily includes $0.2 million and $0.6 million, respectively, of deferred gain associated with three buildings sold in 2007 with which we have continuing involvement due to a sale and leaseback arrangement.

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of operations of our rural land sales segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Real estate sales	$0.3	$2.4	$12.9	$132.5

Expenses:
Cost of real estate sales	—	—	1.3	23.8
Other operating expenses	0.9	1.0	2.7	3.5
Depreciation and amortization	—	—	0.1	0.1
Restructuring charge	0.1	—	0.1	—

Total expenses	1.0	1.0	4.2	27.4

Other income	0.3	0.6	0.5	1.1

Pre-tax (loss) income from continuing operations	$(0.4)	$2.0	$9.2	$106.2

Rural land sales for the three and nine months ended September 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

Three Months Ended:
September 30, 2009	1	140	$2,065	$0.3	$0.2
September 30, 2008	5	346 (a)	$7,045	$2.4	$2.4
Nine Months Ended:
September 30, 2009	10	6,485	$1,990	$12.9	$11.6
September 30, 2008	15	87,179	$1,520	$132.5	$108.7

(a)	Amount includes the exchange of 160 acres with related recognized revenue and gross profit of $0.3 million.

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

During the nine months ended September 30, 2009, we closed the following significant sales:

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

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. On February 27, 2009, we completed the sale of the inventory and equipment assets of Sunshine State Cypress. The results of operations for Sunshine State Cypress during the three and nine months ended September 30, 2009 and 2008 are set forth below as discontinued operations.

The table below sets forth the results of the continuing operations of our forestry segment for the three and nine months ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Timber sales	$7.0	$5.9	$20.4	$19.9
Expenses:
Cost of timber sales	5.1	4.9	14.8	14.8
Other operating expenses	0.5	0.4	1.6	1.5
Depreciation and amortization	0.6	0.6	1.8	1.9
Restructuring charge	—	—	—	0.1

Total expenses	6.2	5.9	18.2	18.3

Other income	0.4	0.3	1.3	1.4

Pre-tax income from continuing operations	$1.2	$0.3	$3.5	$3.0

Three Months Ended September 30, 2009 and 2008

Total revenues for the forestry segment increased $1.1 million, or 19%, for the three months ended September 30, 2009 as compared to the 2008 period. We have a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012. Although Smurfit-Stone recently filed for bankruptcy protection, the supply agreement remains in effect at this time. Sales under this agreement were $3.8 million (181,000 tons) in 2009 and $3.1 million (168,000 tons) in 2008. Sales to other customers totaled $3.1 million (157,000 tons) in 2009 as compared to $2.8 million (159,000 tons) in 2008. Sales under the wood fiber supply agreement increased during the third quarter of 2009 due to the increase in price per ton under the terms of the agreement and tons sold. Sales to other customers increased $0.4 million compared to 2008 due to an increase in price per ton on pine products. Our third quarter 2009 revenues also included $0.1 million related to land management services performed in connection with certain conservation properties.

Cost of sales for the forestry segment increased $0.2 million in 2009 compared to 2008. Gross margins as a percentage of revenue were 27% in 2009 and 17% in 2008. The increase in margin was primarily due to the increase in price per ton for wood fiber sales.

Nine Months Ended September 30, 2009 and 2008

Total revenues for the forestry segment increased $0.5 million, or 3%, for the nine months ended September 30, 2009 compared to the 2008 period. Sales under the wood fiber supply agreement with Smurfit-Stone Container Corporation were $11.2 million (529,000 tons) in 2009 and $9.6 million (523,000 tons) in 2008. Sales to other customers totaled $8.6 million (425,000 tons) in 2009 as compared to $10.3 million (551,000 tons) in 2008. Sales under our Fiber agreement increased during the nine months of 2009 due to the increase in price per ton under the terms of the agreement. Sales to other customers decreased as a result of an accelerated harvest plan in connection with the large tract land sales in the first nine months of 2008. Our 2009 revenues also included $0.6 million related to land management services performed in connection with certain conservation properties.

Cost of sales for the forestry segment remained flat compared to 2008. Gross margins as a percentage of revenue were 27% in 2009 and 26% in 2008.

Discontinued Operations

On February 27, 2009, we sold our remaining inventory and equipment assets related to our Sunshine State Cypress mill and mulch plant for $1.6 million. We received $1.3 million in cash and a note receivable of $0.3 million. The sale agreement also included a long-term lease of a building facility.

Discontinued operations related to the sale of Sunshine State Cypress for the three and nine months ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)

Sunshine State Cypress
Aggregate revenues	$—	$1.2	$1.7	$5.3

Pre-tax (loss)	—	(0.2)	(0.4)	(0.3)
Pre-tax gain on sale	—	—	0.1	—

Income tax (benefit)	—	(0.1)	(0.1)	(0.1)

(Loss) from discontinued operations, net	$—	$(0.1)	$(0.2)	$(0.2)

Liquidity and Capital Resources

We generated cash in the third quarter of 2009 from sales of land holdings, sales of other assets and operations. We used cash in the third quarter of 2009 for operations, real estate development and construction.

As of September 30, 2009, we had cash and cash equivalents of $156.6 million, compared to $115.5 million as of December 31, 2008. We invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes. We believe that our current cash and cash equivalents, credit facility and cash we expect to generate from operating activities and tax refunds will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures through the next twenty-four months.

In September 2008, we entered into a new $100 million revolving Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”). On October 15, 2009, we amended the Credit Agreement to extend the term to September 19, 2012, and lower our required minimum tangible net worth amount to $800 million. In addition, the amendment also modified our pricing terms to reflect current market pricing. We have the option to request an increase in the principal amount available under the Credit Agreement up to $200 million through syndication on a best efforts basis. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. No funds have been drawn on the Credit Agreement as of September 30, 2009. The proceeds of any future borrowings under the Credit Agreement may be used for general corporate purposes. We have pledged 100% of the membership interests in our largest subsidiary, St. Joe

Timberland Company of Delaware, LLC, as security for the credit facility. We have also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

As more fully described in Note 8 of our consolidated financial statements, the Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The recent amendment also limits the amount of our investments not otherwise permitted by the Credit Agreement to $175 million and the amount of our additional debt not otherwise permitted by the Credit Agreement to $175 million. We were in compliance with our debt covenants at September 30, 2009.

On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate commencement of air service to the new international airport in Northwest Florida when it opens in May 2010. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides for any profit from the air service during the term of the agreement to be shared with us up to the amount of our prior payments. We have the right to terminate the agreement if our payments exceed $14 million in the first year of service or $12 million in the second year. These cash payments and reimbursements could have an effect on our cash flow starting in the second half of 2010, depending on the results of operations of the air service.

Cash Flows from Operating Activities

Net cash provided by operations was $44.7 million and $37.7 million in the first nine months of 2009 and 2008, respectively. During such periods, total capital expenditures for operating properties relating to our residential real estate segment were $4.8 million and $24.2 million, respectively. The 2008 expenditures were net of an $11.6 million reimbursement received from a community development district (“CDD”) bond issue at one of our residential communities. Additional capital expenditures for operating properties were $2.7 million and $3.5 million during the first nine months of 2009 and 2008, respectively, which primarily related to commercial real estate development. We continue to take a very prudent approach to managing our assets and continue to reduce capital expenditures as well as operating and overhead expenses.

We have implemented tax planning strategies in order to take advantage of certain tax loss carrybacks which expire in 2009. Our current income tax receivable was $27.9 million at September 30, 2009 and $32.3 million at December 31, 2008. We received $32.3 million in federal income tax refunds during the third quarter of 2009 related to our December 31, 2008 tax receivable balance.

We received approximately $7.0 million in cash proceeds in connection with the sale of our SevenShores condominium and marina development project during the third quarter of 2009.

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

During the first nine months of 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). During the first nine months of 2008, we received $96.1 million in net cash proceeds from the monetization of these installment notes. We have not recorded any installment note sales during 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.2 million and $0.7 million in the first nine months of 2009 and 2008, respectively. We do not anticipate making any significant cash investments at this time.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(2.4) million and $44.9 million in the first nine months of 2009 and 2008, respectively.

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

We have also used CDD bonds to finance the construction of infrastructure improvements at six of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We record a liability for future assessments which are fixed or determinable and will be levied against our properties. Accordingly, we have recorded as debt $12.3 million and $11.9 million related to CDD bonds as of September 30, 2009 and December 31, 2008, respectively. We retired approximately $30.0 million of CDD debt from the proceeds of our common stock offering during the first quarter 2008.

Off-Balance Sheet Arrangements

There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2008, during the third quarter of 2009.

Contractual Obligations and Commercial Commitments

There were no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2008, during the third quarter of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2008, during the third quarter of 2009.

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

(b) Changes in Internal Controls. During the third quarter of 2009, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Note 12, Contingencies.

Item 1A.	Risk Factors

There were no material changes to our risk factors during the third quarter of 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at September 30, 2009. There is no expiration date for the Stock Repurchase Program, and the specific timing and amount of repurchases will vary based on available cash, market conditions, securities law limitations and other factors. We have no present intention to repurchase any shares under the Stock Repurchase Program.

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
	(In thousands)

Month Ended July 31, 2009	5,586	$27.85	—	$103,793
Month Ended August 31, 2009	—	$—	—	$103,793
Month Ended September 30, 2009	12,327	$32.39	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and / or taxes due on vested restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed on December 17, 2004).
10.1	Fourth Amendment to Credit Agreement dated October 15, 2009, by and among the registrant and Branch Banking and Trust Company, as agent and lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 20, 2009).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: November 3, 2009	/s/ Wm. Britton Greene Wm. Britton Greene President and Chief Executive Officer

Date: November 3, 2009	/s/ Janna L. Connolly Janna L. Connolly Chief Accounting Officer