Form 10-K
period 2009-12-31
ST JOE CO
filed 2010-02-23
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
245 Riverside Avenue, Suite 500	32202
Jacksonville, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (904) 301-4200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2009, was approximately $2.4 billion.

As of February 19, 2010, there were 122,868,634 shares of Common Stock, no par value, issued and 92,573,471 shares outstanding, with 30,295,163 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of our Shareholders to be held on May 11, 2010 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our Shareholders to be held on May 11, 2010, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

As used throughout this Annual Report on Form 10-K, the terms “we,” “St. Joe,” and the “Company” mean The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

St. Joe was incorporated in 1936 and is one of the largest real estate development companies in Florida. We own approximately 577,000 acres of land concentrated primarily in Northwest Florida. Most of this land was acquired decades ago and, as a result, has a very low cost basis. Approximately 405,000 acres, or approximately 70 percent of our total land holdings, are within 15 miles of the coast of the Gulf of Mexico.

We are engaged in town and resort development, commercial and industrial development and rural land sales. We also have significant interests in timber. Our four operating segments are:

•	Residential Real Estate,

•	Commercial Real Estate,

•	Rural Land Sales, and

•	Forestry.

We believe we have one of the largest inventories of private land suitable for development in Florida. We seek to create value in our land by securing higher and better land-use entitlements, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways and performing land restoration and enhancement. We believe we are one of the few real estate development companies to have assembled the range of real estate, financial, marketing and regulatory expertise necessary to achieve a large-scale approach to real estate development.

Market Conditions and the Economy

Our business, financial condition and results of operations continued to be materially adversely affected during 2009 by the ongoing real estate downturn and economic recession in the United States. These adverse conditions include among others, high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending.

This challenging environment has exerted negative pressure on the demand for all of our real estate products. Although some analysts and commentators believe the real estate crisis may have reached a “bottom” in 2009, we cannot predict with any certainty when demand for our real estate products will improve.

Progress on the Northwest Florida Beaches International Airport

Significant progress has been made in the construction of the new Northwest Florida Beaches International Airport, and it is currently scheduled to commence commercial flight operations on May 23, 2010. The new airport is located in the West Bay Area Sector Plan (the “West Bay Sector”), one of the largest planned mixed-use developments in the United States. We own all 71,000 acres in the West Bay Sector surrounding the airport, including approximately 41,000 acres dedicated to preservation. Our West Bay Sector land has entitlements for over 4 million square feet of commercial and industrial space and over 16,000 residential units. In 2009 we signed agreements with The Haskell Company, TranSystems Corporation and CB Richard Ellis Group, Inc. to masterplan and market for joint venture, lease or sale certain land adjacent to the new airport.

On October 21, 2009, we entered into a strategic alliance with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport. Southwest Airlines’ initial service at the new airport will consist of two daily non-stop flights between the new airport and each of Houston, Nashville, Orlando and Baltimore - Washington D.C. In addition to the eight daily non-stop flights, Southwest Airlines will offer direct or connecting service to more than 60 destinations from the new airport, including Dallas, San Antonio, Chicago, St. Louis, Ft. Lauderdale, Tampa, New York LaGuardia and Providence. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that

Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. We expect that the connectivity Southwest brings to the region will stimulate tourism, economic development, job growth and real estate absorption in our projects across Northwest Florida.

Sale of Non-Strategic Assets

Given the downturn in our real estate markets, we implemented a tax strategy in 2009 to benefit from the sale of certain non-strategic assets at a loss. Under federal tax rules, losses from asset sales realized in 2009 can be carried back and applied to taxable income from 2007, resulting in a federal income tax refund. These sales also significantly reduced our holding costs going forward. The following are some of the non-strategic assets that we sold:

•	The remaining assets of our Victoria Park community in Deland, Florida, including 28 homes, 350 homesites, 468 acres of undeveloped land, notes receivable and a golf course;

•	St. Johns Golf and Country Club outside of Jacksonville, Florida, including a golf course, clubhouse and maintenance facilities;

•	The remaining condominium units at our Artisan Park community in Celebration, Florida;

•	The SevenShores condominium and marina development project in Bradenton, Florida; and

•	3 homes and 115 homesites that we acquired in North Carolina and South Carolina in connection with the satisfaction of our Saussy Burbank notes receivable.

We anticipate we will receive most of our $62.4 million tax receivable in the second half of 2010 in connection with the execution of our tax strategy.

Other 2009 Highlights

•	We generated $57.5 million of revenue from residential real estate sales.

•	We sold 29 acres of commercial land for $6.6 million, or over $227,000 per acre.

•	We sold 6,967 acres of rural land for $14.3 million, or over $2,050 per acre.

•	We increased our cash position by $48.3 million to $163.8 million and reduced debt by $10.1 million as compared to December 31, 2008.

•	We annuitized approximately $93 million of pension plan liabilities by transferring approximately $101 million of the plan assets to an insurance company.

•	We extended the maturity of our revolving credit facility to September 19, 2012 and increased the commitments to $125 million from $100 million.

Land-Use Entitlements

We have a broad range of land-use entitlements in hand or in various stages of the approval process for residential communities in Northwest Florida and other selected regions of the state, as well as commercial entitlements. As of December 31, 2009, we had approximately 31,600 residential units and 11.6 million commercial square feet in the entitlements pipeline, in addition to 646 acres zoned for commercial uses. The following tables describe our residential and commercial projects with land-use entitlements that are in development, pre-development planning or the entitlements process. These entitlements are on approximately 40,000 acres.

Summary of Land-Use Entitlements(1)
Active St. Joe Residential and Mixed-Use Projects
December 31, 2009

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class.(2)	County	Acres	Units(3)	Inception	12/31/09	Remaining	(Sq. Ft.)(4)

In Development:(5)
Artisan Park(6)	PR	Osceola	175	616	616	—	—	—
Hawks Landing	PR	Bay	88	168	143	—	25	—
Landings at Wetappo	RR	Gulf	113	24	7	—	17	—
RiverCamps on Crooked Creek	RS	Bay	1,491	408	191	—	217	—
RiverSide at Chipola	RR	Calhoun	120	10	2	—	8	—
RiverTown	PR	St. Johns	4,170	4,500	30	—	4,470	500,000
SouthWood	PR	Leon	3,370	4,770	2,535	—	2,235	4,535,588
SummerCamp Beach	RS	Franklin	762	499	82	—	417	25,000
Victoria Park(7)	PR	Volusia	1,859	4,200	1,891	—	—	—
WaterColor	RS	Walton	499	1,140	913	—	227	47,600
WaterSound	RS	Walton	2,425	1,432	28	1	1,403	457,380
WaterSound Beach	RS	Walton	256	511	446	—	65	29,000
WaterSound West Beach	RS	Walton	62	199	40	—	159	—
Wild Heron(8)	RS	Bay	17	28	2	—	26	—
WindMark Beach	RS	Gulf	2,020	1,516	148	—	1,368	76,157

Subtotal			17,427	20,021	7,074	1	10,637	5,670,725

In Pre-Development:(5)
Avenue A	PR	Gulf	6	96	—	—	96	—
Bayview Estates	PR	Gulf	31	45	—	—	45	—
Bayview Multifamily	PR	Gulf	20	300	—	—	300	—
Beacon Hill	RR	Gulf	3	12	—	—	12	—
Beckrich NE	PR	Bay	15	74	—	—	74	—
Boggy Creek	PR	Bay	630	526	—	—	526	—
Bonfire Beach	RS	Bay	550	750	—	—	750	70,000
Breakfast Point, Phase 1	PR/RS	Bay	115	320	—	—	320	—
College Station	PR	Bay	567	800	—	—	800	—
Cutter Ridge	PR	Franklin	10	25	—	—	25	—
DeerPoint Cedar Grove	PR	Bay	686	950	—	—	950	—
East Lake Creek	PR	Bay	81	313	—	—	313	—
East Lake Powell	RS	Bay	181	360	—	—	360	30,000
Howards Creek	RR	Gulf	8	33	—	—	33	—
Laguna Beach West	PR	Bay	36	260	—	—	260	—
Long Avenue	PR	Gulf	10	30	—	—	30	—
Palmetto Bayou	PR	Bay	58	217	—	—	217	90,000
ParkSide	PR	Bay	48	480	—	—	480	—
Pier Park Timeshare	RS	Bay	13	125	—	—	125	—
PineWood	PR	Bay	104	264	—	—	264	—
Port St. Joe Draper, Phase 1	PR	Gulf	610	1,200	—	—	1,200	—
Port St. Joe Draper, Phase 2	PR	Gulf	981	2,125	—	—	2,125	150,000
Port St. Joe Town Center	RS	Gulf	180	624	—	—	624	500,000
Powell Adams	RS	Bay	56	2,520	—	—	2,520	—
Sabal Island	RS	Gulf	45	18	—	—	18	—
South Walton Multifamily	PR	Walton	40	212	—	—	212	—
Star Avenue North	PR	Bay	295	600	—	—	600	350,000

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class.(2)	County	Acres	Units(3)	Inception	12/31/09	Remaining	(Sq. Ft.)(4)

The Cove	RR	Gulf	64	107	—	—	107	—
Timber Island(9)	RS	Franklin	49	407	—	—	407	14,500
Topsail	PR	Walton	115	610	—	—	610	300,000
Wavecrest	RS	Bay	7	95	—	—	95	—
West Bay Corners SE	PR	Bay	100	524	—	—	524	50,000
West Bay Corners SW	PR	Bay	64	160	—	—	160	—
West Bay DSAP I	PR/RS	Bay	15,089	5,628	—	—	5,628	4,430,000
West Bay Landing(10)	RS	Bay	950	214	—	—	214	—

Subtotal			21,817	21,024			21,024	5,984,500

Total			39,244	41,045	7,074	1	31,661	11,655,225

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge.

(2)	Current St. Joe land classifications for its residential developments or the residential portion of its mixed-use projects:

•	PR — Primary residential

•	RS — Resort and seasonal residential

•	RR — Rural residential

(3)	Project units represent the maximum number of units entitled or currently expected at full build-out. The actual number of units or square feet to be constructed at full build-out may be lower than the number entitled or currently expected.

(4)	Represents the remaining square feet with land-use entitlements as designated in a development order or expected given the existing property land use or zoning and present plans. The actual number of square feet to be constructed at full build-out may be lower than the number entitled. Commercial entitlements include retail, office and industrial uses. Industrial uses total 6,128,381 square feet including SouthWood, RiverTown and the West Bay DSAP I.

(5)	A project is “in development” when St. Joe has commenced horizontal construction on the project and commenced sales and/or marketing or will commence sales and/or marketing in the foreseeable future. A project in “pre-development” has land-use entitlements but is still under internal evaluation or requires one or more additional permits prior to the commencement of construction. For certain projects in pre-development, some horizontal construction may have occurred, but no sales or marketing activities are expected in the foreseeable future.

(6)	Artisan Park is 74 percent owned by St. Joe.

(7)	The remaining assets at Victoria Park were sold as a bulk sale on December 17, 2009.

(8)	Homesites acquired by St. Joe within the Wild Heron community.

(9)	Timber Island entitlements include seven residential units and 400 units for hotel or other transient uses (including units held with fractional ownership such as private residence clubs).

(10)	West Bay Landing is a sub-project within West Bay DSAP I.

Summary of Additional Commercial Land-Use Entitlements(1)
(Commercial Projects Not Included in the Tables Above)
December 31, 2009

			Acres Sold
		Project	Since	Acres Under Contract	Total Acres
Project	County	Acres	Inception	As of 12/31/09	Remaining

Airport Commerce	Leon	45	10	—	35
Alf Coleman Retail	Bay	25	23	—	2
Beach Commerce	Bay	157	151	—	6
Beach Commerce II	Bay	112	13	—	99
Beckrich Office Park	Bay	17	15	—	2
Beckrich Retail	Bay	44	41	—	3
Cedar Grove Commerce	Bay	51	5	—	46
Franklin Industrial	Franklin	7	—	—	7

Glades Retail	Bay	14	—	—	14
Gulf Boulevard	Bay	78	27	—	51
Hammock Creek Commerce	Gadsden	165	27	—	138
Mill Creek Commerce	Bay	37	—	—	37
Nautilus Court	Bay	11	7	—	4
Pier Park NE	Bay	57	—	—	57
Port St. Joe Commerce II	Gulf	39	9	—	30
Port St. Joe Commerce III	Gulf	50	—	—	50
Powell Hills Retail	Bay	44	—	—	44
South Walton Commerce	Walton	38	17	—	21

Total		991	345	—	646

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge. Includes significant St. Joe projects that are either operating, under development or in the pre-development stage.

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, seasonal and primary residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including large tracts near Tallahassee and Panama City, and significant Gulf of Mexico beach frontage and other waterfront properties, which we believe are suited for resort, seasonal and primary communities. We believe this large land inventory, with a low cost basis, provides us an advantage over our competitors who must purchase and finance real estate at current market prices before beginning projects.

We are continuing to devote significant resources to the conceptual design, planning, permitting and construction of certain key projects currently under development, and we will maintain this process for certain select communities going forward. We also plan to either partner with third parties for the development of new communities or sell entitled land to third-party developers or investors.

Currently, customers for our developed homesites include both individual purchasers and national, regional and local homebuilders. Going forward, we also expect to sell undeveloped land with significant residential entitlements directly to third-party developers or investors.

The following are descriptions of some of our current residential development projects in Florida:

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

WaterSound Beach is located approximately five miles east of WaterColor and is planned to include approximately 511 units. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. The WaterSound Beach Club, a private, beachfront facility featuring a 7,000 square-foot, free-form pool and a restaurant, is located within the community.

WaterSound West Beach is located approximately one-half mile west of WaterSound Beach on the beach-side of County Road 30A. This community is situated on 62 acres and includes 199 units with amenities that include private beach access through the adjacent Deer Lake State Park and a community pool and clubhouse facility.

WaterSound is situated on approximately 2,425 acres and is planned for 1,432 residential units and approximately 450,000 square feet of commercial space. It is located approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. WaterSound includes Origins, a uniquely designed Davis Love III golf course, as well as a community pool and clubhouse facility.

RiverCamps on Crooked Creek is situated on approximately 1,491 acres in western Bay County bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The community is planned for 408 homes in a low-density, rustic setting with access to various outdoor activities such as fishing, boating and hiking. The community includes the RiverHouse, a waterfront amenity featuring a pool, fitness center, meeting and dining areas and temporary docking facilities.

WindMark Beach is a beachfront resort community situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe. Plans for WindMark Beach include approximately 1,516 residential units and 76,000 square feet of commercial space. The community features a waterfront Village Center that includes a restaurant, a community pool and clubhouse facility, an amphitheater and approximately 42,000 square feet of commercial space. The community is planned to include approximately 14 miles of walkways and boardwalks, including a 3.5-mile beachwalk.

SummerCamp Beach is located on the Gulf of Mexico in Franklin County approximately 46 miles from Tallahassee. The community is situated on approximately 762 acres and includes the SummerCamp Beach Club, a private beachfront facility with a pool, restaurant, boardwalks and canoe and kayak rentals. Plans for SummerCamp Beach include approximately 499 units.

SouthWood is located on approximately 3,370 acres in southeast Tallahassee. Planned to include approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for open space, including a 123-acre central park.

RiverTown, situated on approximately 4,170 acres located in St. Johns County south of Jacksonville, is currently planned for 4,500 housing units and 500,000 square feet of commercial space. The centerpiece of the community will be a 58-acre park along the St. Johns River. RiverTown is planned to include several distinct neighborhoods and amenities.

Commercial Real Estate

Our commercial real estate segment plans, develops and sells real estate for commercial purposes. We focus on commercial development in Northwest Florida because of our large land holdings surrounding the new Northwest Florida Beaches International Airport, along roadways and near or within business districts in the region. We provide development opportunities for national and regional retailers, as well as multi-family rental projects. We also offer land for commercial and light industrial uses within large and small-scale commerce parks. We also develop commercial parcels within or near existing residential development projects.

We have recently entered into an agreement with CB Richard Ellis Group, Inc., the world’s largest commercial real estate services firm, to market for sale, joint venture or lease more than 1,000 acres of our land adjacent to the Northwest Florida Beaches International Airport for commercial development. CB Richard Ellis will solicit global office, retail and industrial users for this prime development location.

Similar to our residential projects, we seek to minimize our capital expenditures for commercial development by either partnering with third parties for the development of certain new commercial projects or selling entitled land to third-party developers or investors.

Rural Land Sales

Our rural land sales segment markets and sells rural land from our holdings in Northwest Florida. Although the majority of the land sold in this segment is undeveloped timberland, some parcels include the benefits of limited development activity including improved roads, ponds and fencing. In 2009, our rural land sales segment also began selling credits to developers from our wetlands mitigation banks.

We sell parcels of varying sizes ranging from a single acre or less to thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors. In 2009, we made a strategic decision to sell fewer large tracts of rural land in order to preserve our timberland resources.

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

On December 31, 2009, our standing pine inventory totaled approximately 22.3 million tons and our hardwood inventory totaled approximately 7.3 million tons. Our timberlands are harvested by local independent contractors under agreements that are generally renewed annually. We have a pulpwood supply agreement with Smurfit-Stone Container Corporation that requires us to deliver 700,000 tons of pulpwood annually through June 30, 2012. Although currently subject to a bankruptcy proceeding, Smurfit-Stone has continued to honor our pulpwood supply agreement.

Our strategy is to actively manage portions of our timberlands to meet our pulpwood supply agreement obligation with Smurfit-Stone. We also harvest and sell additional timber to regional sawmills that produce products other than pulpwood. We are also exploring alternative methods for maximizing the revenues from our timberlands, such as providing feedstock to biomass utility facilities. In addition, our forestry operation performs selective harvesting, thinning and site preparation of timberlands that may later be sold or developed by us.

Competition

The real estate development business is highly competitive and fragmented. With respect to our residential real estate business, our prospective customers generally have a variety of choices of new and existing homes and homesites near our developments when considering a purchase. As a result of the housing crisis over the past several years, the number of resale homes on the market have dramatically increased, which further increases competition for the sale of our residential products.

We compete with numerous developers of varying sizes, ranging from local to national in scope, some of which may have greater financial resources than we have. We attempt to differentiate our products primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

Supplemental Information

Information regarding the revenues, earnings and total assets of each of our operating segments can be found in Note 17 to our Consolidated Financial Statements included in this Report. Substantially all of our revenues are generated from domestic customers. All of our assets are located in the United States.

Employees

As of February 1, 2010, we had 143 employees. Our employees work in the following segments:

Residential real estate	40
Commercial real estate	8
Rural land sales	9
Forestry	20
Corporate and other	66

Total	143

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

A continued downturn in the demand for real estate, combined with the increase in the supply of real estate available for sale and declining prices, will continue to adversely impact our business.

The United States housing market continues to experience a severe downturn. Florida, one of the hardest hit states, has experienced a substantial, continuing decline in demand in most of its residential real estate markets. The collapse of the housing market has contributed to the current recession in the national economy, which exerts further downward pressure on real estate demand. Significantly tighter lending standards for borrowers are also having a significant negative effect on demand. A record number of homes in foreclosure and forced sales by homeowners under distressed economic conditions are significantly contributing to the high levels of inventories of homes and homesites available for sale. The collapse of real estate demand and high levels of inventories are causing land and other real estate prices to significantly decline.

These adverse market conditions have negatively affected our real estate products. Revenues from our residential and commercial real estate segments have drastically declined in the past several years, which has had an adverse affect on our financial condition and results of operations. Our lack of revenues reflects not only fewer sales, but also declining prices for our residential and commercial real estate products. We have also seen lower demand and pricing weakness in our rural land sales segment.

We do not know how long the downturn in the real estate market will last or when real estate markets will return to more normal conditions. Rising unemployment, lack of consumer confidence and other adverse conditions in the current economic recession could significantly delay a recovery in real estate markets. Our business will continue to suffer until market conditions improve. If market conditions were to worsen, the demand for our real estate products could further decline, negatively impacting our earnings, cash flow and liquidity.

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, especially in Florida, could continue to adversely impact our business.

The collapse of the housing market and the crisis in the credit markets have resulted in a recession in the national economy with rising unemployment, shrinking gross domestic product and significantly reduced consumer spending. At such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved. Furthermore, a significant percentage of our planned residential units are resort and seasonal products, purchases of which are even more sensitive to adverse economic conditions. Businesses and developers are also less willing to invest in commercial projects during a recession. Our real estate sales, revenues, financial condition and results of operations have suffered as a result.

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

The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. Two important factors in the economic growth of the region are (1) the completion of significant infrastructure improvements and (2) the creation of new jobs.

Infrastructure improvements, including the completion and opening of the Northwest Florida Beaches International Airport

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

The most significant infrastructure improvement currently underway in Northwest Florida is the construction of the Northwest Florida Beaches International Airport in a green-field site in western Bay County. The airport is nearing completion and the local Airport Authority has scheduled a May 23, 2010 opening date. We cannot guarantee that the construction of the airport will not encounter difficulties, such as construction difficulties, environmental issues, stormwater problems or cost overruns, that may delay or prevent the completion of the new airport. We believe that the relocation of the airport is critically important to the overall economic development of Northwest Florida, and if the airport is not completed, our business prospects would be materially adversely affected.

Attracting significant new employers that can create new, high-quality jobs

Attracting significant new employers that can create new, high-quality jobs is a key factor in the economic growth of Northwest Florida. Northwest Florida has traditionally lagged behind the rest of Florida in economic growth, and as a result its residents have a lower per capita income than residents in other parts of the state. In order to improve the economy of the region, state and local governments, along with the private sector, must seek to attract large employers capable of paying high salaries to large numbers of new employees. State governments, particularly in the Southeast, and local governments within Florida compete intensely for new jobs. There can be no assurance that efforts to attract significant new employers to locate facilities in Northwest Florida will be successful. The future economic growth of Northwest Florida and our financial results may be adversely affected if substantial job growth is not achieved.

If the new Northwest Florida Beaches International Airport is completed and opened for operations but is not successful, or if we cannot access the new airport as anticipated, we may not realize the economic benefits that we are anticipating from the new airport.

We believe that the relocation of the Panama City-Bay County International Airport is critically important to the overall economic development of Northwest Florida. We anticipate that the airport will provide a catalyst for value creation in the property we own surrounding the airport, as well as our other properties throughout Northwest Florida.

Significantly, Southwest Airlines has announced its intention to provide air service to the new airport when it opens. We believe that a low-cost airline is essential to the success of the new airport by providing reasonably priced access to the region for business and vacation travelers. If Southwest Airlines delays the commencement of service or decides not to commence service, the airport may not be successful. Further, once Southwest Airlines’ service has commenced, if the service fails to grow, or if Southwest chooses to terminate its service at the new airport or chooses to commence service at another airport in the region, the new airport may not be successful.

In addition, if Southwest Airlines’ service to the new airport is unsuccessful, we would be required to reimburse Southwest if it incurs losses during the first three years of service. Although we have the right to terminate our agreement with Southwest if payments exceed certain amounts, the required payments under the agreement could have an adverse affect on our financial results.

The airport must successfully compete with the other airports in the region. For example, airports in Pensacola, Destin and Tallahassee, Florida, and Dothan, Alabama aggressively compete for passengers in Northwest Florida. There can be no assurance that the region can support all of the existing airports.

Our land donation agreement with the airport authority and the deed for the airport land provide access rights to the airport runway from our adjacent lands. We have subsequently negotiated a detailed agreement with the airport authority regarding the process for implementing this access and this detailed agreement has been sent to the Federal Aviation Administration (the “FAA”) for review. The FAA has previously approved the land donation agreement granting us these access rights, but there is no assurance that the FAA will approve our proposed agreement with the airport authority dealing with access implementation without requiring additional modifications. Should security measures at airports become more restrictive in the future due to circumstances beyond our control, FAA regulations governing these access rights may impose additional limitations that could significantly impair or restrict access rights.

In addition to the FAA review of the access agreement, we will also be required to obtain environmental permits from the U.S. Army Corps of Engineers and Florida’s Department of Environmental Protection in order to develop the land necessary for access from our planned areas of commercial development to the airport runway. Such permits are often subject to a lengthy approval process, and there can be no assurance that such permits will be issued, or that they will be issued in a timely manner.

We believe that runway access is a valuable attribute of some of our West Bay Sector lands adjacent to the new airport, and the failure to obtain such access, or the imposition of significant restrictions on such access, could adversely affect the demand for such lands and our results of operations.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Florida has experienced strong population growth since World War II, including during the real estate boom in the first half of the last decade. In recent years, however, the rate of net migration into Florida has drastically declined. In fact, one source estimates that Florida’s population actually declined from 2008 to 2009. Florida had not experienced a population decline since World War II. The significant decline in the rate of in-migration could reflect a number of factors affecting Florida including difficult economic conditions, rising foreclosures, restrictive credit, the occurrence of hurricanes and increased costs of living. Also, because of the housing collapse across the nation, people interested in moving to Florida may have delayed or cancelled their plans due to difficulties selling their existing homes.

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

The occurrence of hurricanes, natural disasters and other climate conditions in Florida could adversely affect our business.

Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales in affected communities or could lessen demand for products in those communities. Importantly, regardless of actual damage to a development, the occurrence and frequency of hurricanes in Florida and the southeastern United States could negatively impact demand for our real estate products because of consumer perceptions of hurricane risks. For example, the southeastern United States experienced a record-setting hurricane season in 2005, including Hurricane Katrina, which caused severe devastation to New Orleans and the Mississippi Gulf Coast and received prolonged national media attention. Although our properties were not significantly impacted, we believe that the 2005 hurricane season had an immediate negative impact on sales of our resort residential products. Another severe hurricane or hurricane season in the future could have a similar negative effect on our real estate sales.

In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heatwaves, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. Furthermore, an increase in sea levels due to long-term global warming could have a material adverse affect on our coastal properties. The occurrence of natural disasters and the threat of adverse climate changes could also have a long-term negative effect on the attractiveness of Florida as a location for resort, seasonal and/or primary residences and as a location for new employers that can create high-quality jobs needed to spur growth in Northwest Florida.

Increases in property insurance premiums and the decreasing availability of homeowner property insurance in Florida could reduce customer demand for homes and homesites in our developments.

Homeowner property insurance companies doing business in Florida have reacted to recent hurricanes by significantly increasing premiums, requiring higher deductibles, reducing limits, restricting coverages, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. It is uncertain what effect these actions will have on property insurance availability and rates in the state. This trend of decreasing availability of insurance and rising insurance rates could continue if there are severe hurricanes in the future.

Furthermore, since the 2005 hurricane season, Florida’s state-owned property insurance company, Citizens Property Insurance Corp., has significantly increased the number of its outstanding policies, causing its potential claims exposure to exceed $400 billion. If there were to be a catastrophic hurricane or series of hurricanes to hit Florida, the exposure of the state government to property insurance claims could place extreme stress on state finances and may ultimately cause taxes in Florida to be significantly increased. The state may decide to limit the availability of state-sponsored property insurance in the future.

The high and increasing costs of property insurance premiums in Florida, as well as the decrease in private property insurers, could (1) deter potential customers from purchasing a home or homesite in one of our developments, or (2) make Northwest Florida less attractive to new employers that can create high quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our financial condition and results of operations.

Increases in real estate property taxes could reduce customer demand for homes and homesites in our developments.

Florida experienced significant increases in property values during the record-setting real estate activity in the first half of this decade. As a result, many local governments have been, and may continue aggressively re-assessing the value of homes and real estate for property tax purposes. These larger assessments increase the total real estate property taxes due from property owners annually. Because of decreased revenues from other sources because of the recession, many local governments have also increased their property tax rates. The Florida legislature recently attempted to address rising property taxes, but the legislation enacted brought only minimal relief.

The current high costs of real estate property taxes in Florida, and future increases in property taxes, could (1) deter potential customers from purchasing a lot or home in one of our developments, or (2) make Northwest Florida less attractive to new employers that can create high-quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our financial condition and results of operations.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, could reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans have recently experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. Despite unprecedented efforts by the Federal government to stabilize the nation’s banks, banking operations remain unsettled and the future of certain financial institutions remains uncertain. Because of these problems, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been significantly tightened. These problems in the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand for our products.

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

If we are not able to raise sufficient cash to maintain and enhance our operations and to develop our real estate holdings, our financial condition and results of operations could be negatively impacted.

We operate in a capital intensive industry and require significant cash to maintain our competitive position. Although we have significantly reduced capital expenditures and operating expenses during the current real estate downturn, we will need significant cash in the future to maintain and enhance our operations and to develop our real estate holdings. We obtain funds for our operating expenses and capital expenditures through cash flow from operations, property sales and financings. We continue to explore alternative methods for generating additional cash, such as ways to maximize the use of our timber, but we cannot guarantee that any of these alternative cash sources will be viable, significant or successful. Failure to obtain sufficient cash when needed may limit our development activities, cause us to further reduce our operations or cause us to sell desirable assets on unfavorable terms, any of which could have a material adverse affect on our financial condition, revenues and results of operations.

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

We have a $125 million revolving credit facility with adjustable interest rates that we can draw upon to provide cash for operations and/or capital expenditures. Increases in interest rates can make it more expensive for us to use this credit facility or obtain funds from other sources that we need to operate our business.

If our net worth declines, we could default on our revolving credit facility which could have a material adverse effect on our financial condition and results of operations.

We have a $125 million revolving credit facility available to provide a source of funds for operations, capital expenditures and other general corporate purposes. While we have not yet needed to borrow any funds under this facility, it is important to have in place as a ready source of financing, especially in the current difficult economic conditions. The credit facility contains financial covenants that we must meet on a quarterly basis. These restrictive covenants require, among other things, that our tangible net worth be not less than $800 million. Compliance with this covenant will be challenging if we continue to experience significant operating losses, asset impairments, pension plan losses and other reductions in our net worth.

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

We no longer build homes in our developments, so we are highly dependent upon our relationships with national, regional and local homebuilders to be the primary customers for our homesites and to provide construction services at our residential developments. Because of the collapse of real estate markets across the nation, including our markets, homebuilders are struggling to survive and are significantly less willing to purchase homesites and invest capital in speculative construction. The homebuilder customers that have already committed to purchase homesites from us could decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose, in light of current market conditions, to purchase land from distressed sellers. Any of these events could have an adverse effect on our results of operations.

Our business model is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners, and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We have increased our focus on executing our development and value creation strategies through joint ventures and strategic relationships. We are actively seeking strategic partners for alliances or joint venture relationships as part of our overall strategy for particular developments or regions. These joint venture partners may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in Northwest Florida, our primary area of focus, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

Once a partner has been identified, actually reaching an agreement on a transaction may be difficult to complete and may take a considerable amount of time considering that negotiations require careful balancing of the parties’ various objectives, assets, skills and interests. A formal partnership with a joint venture partner may also involve special risks such as:

•	we may not have voting control over the joint venture;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments;

•	the venture partner could experience financial difficulties, and

•	actions by a venture partner may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreement or have other adverse consequences.

Joint ventures have a high failure rate. A key complicating factor is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We cannot assure that we will have sufficient resources, experience and/or skills to effectively manage our ongoing relationships with our strategic partners. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business could be adversely affected.

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

The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map which sets forth allowable land use development rights. Since most of our land has an “agricultural” land use, we are required to seek an amendment to the future land use map to develop residential, commercial and mixed-use projects. Approval of these comprehensive plan map amendments is highly discretionary.

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

In addition to the existing complex regulatory environment in Florida, anti-growth advocates continue to seek greater constraints on development activity as Florida’s population continues to increase. One example is an effort underway known as “Hometown Democracy,” a petition for approval of a constitutional amendment that would require all land use amendments to be subject to a vote of local citizens after adoption by the local government.

As currently proposed, this law would mean that a land use plan amendment, which a local government would otherwise approve, could be struck down by a vote of local citizens. The proponents of this petition were able to get sufficient signatures for the Hometown Democracy initiative to appear on the ballot for the November 2010 general election. If passed, this law could significantly limit or impede our ability to develop new projects.

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

Environmental laws and regulations frequently change, and such changes could have an adverse affect on our business. For example, the Environmental Protection Agency (“EPA”) released in January 2010 proposed new freshwater quality criteria for Florida. There is a significant amount of uncertainty about how the proposed freshwater criteria would be implemented, including how they would relate to current state regulations. In addition, the EPA proposes to release new coastal water quality criteria for Florida in January 2011. If adopted, and depending on the implementation details, the EPA’s proposed water quality criteria could lead to new restrictions and increased costs for our real estate development activities.

In addition, our current or past ownership, operation and leasing of real property, and our current or past transportation and other operations, are subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in:

•	civil penalties,

•	remediation expenses,

•	natural resource damages,

•	personal injury damages,

•	potential injunctions,

•	cease and desist orders, and

•	criminal penalties.

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

During 2007 and 2008, we sold approximately 132,055 acres of timberland in installment sale transactions for approximately $183.3 million, which was paid in the form of 15-year installment notes receivable. These installment notes are fully backed by letters of credit issued by Wachovia Bank, N.A. (subsequently acquired by Wells Fargo & Company) which are secured by bank deposits in the amount of the purchase price. The approximate aggregate taxable gain from these transactions was $160.5 million, but the installment sale structure allows us to defer paying taxes on these gains for 15 years. Meanwhile, we generated cash from these sales (sometimes referred to as “monetizing” the sales) by contributing the installment notes and bank letters of credit to special purpose entities organized by us, and these special purpose entities in turn issued to various institutional investors notes payable backed by the installment notes and bank letters of credit, and in some cases by a second letter of credit issued for the account of the special purpose entity. The special purpose entities have approximately $163.5 million of these notes payable outstanding. These notes are payable solely out of the assets of the special purpose entities (which consist of the installment notes and the letters of credit). The investors in the special purpose entities have no recourse against us for payment of the notes. The special purpose entities’ financial position and results of operations are not consolidated in our financial statements.

Banks and other financial institutions have experienced a high level of instability in the current economic crisis, resulting in numerous bank and financial institution failures, hastily structured mergers and acquisitions, and an unprecedented direct infusion of billions of dollars of capital by the federal government into banks and financial institutions. In late 2008, Wells Fargo acquired Wachovia Corporation and its subsidiary, Wachovia Bank, N.A., the holder of the deposits and the issuer of the letter of credit obligations in our installment sale transactions. Wells Fargo, as one of the largest banks in the United States, would presumably receive the support of the federal government if needed to prevent a failure of its banking subsidiaries. There can be no assurance, however, that Wells Fargo’s Wachovia Bank subsidiary (or any successor bank) will not fail during this difficult time or that it would receive government assistance sufficient to prevent a bank failure.

If Wells Fargo’s Wachovia Bank subsidiary (or any successor bank) were to fail and be liquidated, the installment notes receivable, the letters of credit and the notes issued by the special purpose entities to the institutional investors could be virtually worthless or satisfied at a significant discount. As a result, the taxes due on the $160.5 million gain would be accelerated. An adverse tax event could result in an immediate need for a significant amount of cash that may not be readily available from our cash reserves, our revolving line of credit or other third-party financing sources. Any such cash outlay, even if available, could divert needed resources away from our business or cause us to liquidate assets on unfavorable terms or prices. Our business and financial condition may be adversely affected if these significant tax events were to occur. In the event of a liquidation of Wells Fargo’s Wachovia Bank subsidiary (or any successor bank), we could also be required to write-off the remaining retained interest recorded on our balance sheet in connection with the installment sale transactions, which would have an adverse effect on our results of operations.

If drilling for oil or natural gas is permitted off the coast of Northwest Florida, our business may be adversely affected.

Since 1982, drilling for oil and natural gas has been banned in federal territorial waters. This federal moratorium, along with action by the state of Florida, has prevented the construction of unsightly drilling platforms off the coast of Florida and has preserved the natural beauty of the state’s coastline and beaches. This natural coastal beauty is an important positive factor in Florida’s tourist-based economy and contributes significantly to the value of our properties in Northwest Florida.

Because of an unprecedented spike in oil prices in 2008, there was political pressure on federal and state leaders to overturn the offshore drilling ban. As a result, the presidential and congressional bans on offshore drilling in most U.S. waters ended in 2008. Because of continued interest in increasing domestic energy production and the desire to create jobs in the current recession, the federal government could decide to allow offshore drilling in federal territorial waters. Meanwhile, Florida’s governor has expressed support for allowing oil and natural gas drilling off the Florida coastline under certain circumstances. If drilling platforms are permitted to be built off the coast of Northwest Florida close enough to be seen from land, potential purchasers may find our coastal properties to be less attractive, which may have an adverse effect on our business.

We are exposed to risks associated with real estate development.

Our real estate development activities entail risks that include:

•	construction delays or cost overruns, which may increase project development costs;

•	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations;

•	an inability to obtain required governmental permits and authorizations;

•	an inability to secure tenants necessary to support commercial projects, and

•	compliance with building codes and other local regulations.

Significant competition could have an adverse effect on our business.

A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to:

•	attract purchasers and sell residential and commercial real estate,

•	sell undeveloped rural land,

•	attract and retain experienced real estate development personnel, and

•	obtain construction materials and labor.

Our real estate operations are cyclical.

The real estate industry is cyclical and can experience downturns based on consumer perceptions of real estate markets and other cyclical factors, which factors may work in conjunction with or be wholly unrelated to general economic conditions. Furthermore, our business is affected by seasonal fluctuations in customers interested in purchasing real estate, with the spring and summer months traditionally being the most active time of year for customer traffic and sales. Also, our supply of homesites available for purchase fluctuates from time to time. As a result, our real estate operations are cyclical, which may cause our quarterly revenues and operating results to fluctuate significantly from quarter to quarter and to differ from the expectations of public market analysts and investors. If this occurs, the trading price of our stock could also fluctuate significantly.

Changes in our income tax estimates could affect our profitability.

In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period, we include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operations.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports.

Item 2.	Properties

We lease our principal executive offices located in Jacksonville, Florida.

We own approximately 577,000 acres, the majority of which are located in Northwest Florida. Our land holdings include approximately 405,000 acres within 15 miles of the coast of the Gulf of Mexico. Most of our raw land assets are managed as timberlands until designated for development. At December 31, 2009, approximately 289,000 acres were encumbered under a wood fiber supply agreement with Smurfit-Stone Container Corporation which expires on June 30, 2012, subject to the outcome of Smurfit-Stone’s bankruptcy proceedings. Also, our lender has the right to record mortgages on approximately 530,000 acres of our land if there is an event of default under our revolving credit facility.

For more information on our real estate assets, see Item 1. Business.

Item 3.	Legal Proceedings

We are involved in routine litigation on a number of matters and are subject to claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

PART II

Item 4.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 19, 2010, we had approximately 1,471 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”

The range of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common
	Stock Price
	High	Low

2009
Fourth Quarter	$30.98	$23.29
Third Quarter	34.28	22.14
Second Quarter	27.45	16.09
First Quarter	27.02	14.53
2008
Fourth Quarter	$39.76	$18.80
Third Quarter	42.49	30.63
Second Quarter	44.79	33.79
First Quarter	46.82	29.50

On February 19, 2010, the closing price of our common stock on the NYSE was $29.43. We paid no dividends during 2009 or 2008, and we currently have no intention to pay any dividends in the foreseeable future. In addition, our $125 million revolving credit facility requires that we not pay dividends or repurchase stock in amounts in excess of any cumulative net income that we have earned since January 1, 2007.

The following table describes our purchases of our common stock during the fourth quarter of 2009.

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased as	Amount that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs
				(In thousands)

Month Ended October 31, 2009	15,280	$27.20	—	$103,793
Month Ended November 30, 2009	—	$—	—	$103,793
Month Ended December 31, 2009	—	$—	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

(2)	For additional information regarding our Stock Repurchase Program, see Note 2 to the consolidated financial statements under the heading, “Earnings (loss) Per Share.”

The following performance graph compares our cumulative shareholder returns for the period December 31, 2004, through December 31, 2009, assuming $100 was invested on December 31, 2004, in our common stock, in the S&P 500 Index, in the S&P SuperComposite Homebuilder Index and in a custom peer group of real estate related companies, including the following:

AMB Property Corporation (AMB),
Developers Diversified Realty Corporation (DDR),
Duke Realty Corporation (DRE),
Highwoods Properties, Inc. (HIW),
Jones Lang LaSalle Incorporated (JLL),
Kimco Realty Corporation (KIM),
The Macerich Company (MAC),
MDC Holdings Inc. (MDC),
NVR, Inc. (NVR),
Plum Creek Timber Company, Inc. (PCL),
Regency Centers Corporation (REG),
Rayonier Inc. (RYN),
Toll Brothers Inc. (TOL), and
WP Carey & Co. LLC (WPC).

In light of our diverse real estate holdings, we believe it appropriate this year to create a peer group that includes companies with more varied real estate interests other than just homebuilding. We continue to include homebuilders in the peer group, however, as homebuilders are among our key customers and our businesses tend to follow similar market trends.

The total returns shown below assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
The St. Joe Company	$100	$106	$85	$57	$39	$46
S&P 500 Index	$100	$105	$121	$128	$81	$102
S&P Super Composite Homebuilder Index	$100	$116	$93	$42	$29	$35
Custom Real Estate Peer Group*	$100	$108	$137	$118	$76	$104

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Item 5.	Selected Consolidated Financial Data

The following table sets forth Selected Consolidated Financial Data for the Company on a historical basis for the five years ended December 31, 2009. This information should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and revised for discontinued operations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Operations Data:
Total revenues(1)	$138,257	$258,158	$371,551	$519,184	$712,791
Total expenses	347,599	282,920	347,422	454,844	544,864

Operating (loss) profit	(209,342)	(24,762)	24,129	64,340	167,927
Other income (expense)	4,215	(36,643)	(4,709)	(9,640)	(3,076)

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	(205,127)	(61,405)	19,420	54,700	164,851
Equity in (loss) income of unconsolidated affiliates	(122)	(330)	(5,331)	8,905	12,541
Income tax (benefit) expense	(81,222)	(26,613)	1,264	22,126	61,060

(Loss) income from continuing operations	(124,027)	(35,122)	12,825	41,479	116,332
(Loss) income from discontinued operations(2)	(6,888)	(1,568)	(1,654)	5,310	4,824
Gain on sale of discontinued operations(2)	75	—	29,128	10,368	13,322

(Loss) income from discontinued operations(2)	(6,813)	(1,568)	27,474	15,680	18,146
Net (loss) income	(130,840)	(36,690)	40,299	57,157	134,478
Less: Net (loss) income attributable to noncontrolling interest	(821)	(807)	1,092	6,137	7,820

Net (loss) income attributable to the Company	$(130,019)	$(35,883)	$39,207	$51,020	$126,658

Per Share Data:
Basic
(Loss) income from continuing operations attributable to the Company	$(1.35)	$(0.38)	$0.16	$0.48	$1.45
(Loss) income from discontinued operations attributable to the Company(2)	(0.07)	(0.02)	0.37	0.21	0.24

Net (loss) income attributable to the Company	(1.42)	(0.40)	0.53	$0.69	$1.69

Diluted
(Loss) income from continuing operations attributable to the Company	$(1.35)	$(0.38)	$0.16	$0.47	$1.42
(Loss) income from discontinued operations attributable to the Company(2)	(0.07)	(0.02)	0.37	0.22	0.24

Net (loss) income attributable to the Company	(1.42)	(0.40)	$0.53	$0.69	$1.66

Dividends declared and paid	$—	$—	$0.48	$0.64	$0.60

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Investment in real estate	$749,500	$890,583	$944,529	$1,214,550	$1,038,810
Cash and cash equivalents	163,807	115,472	24,265	36,725	202,432
Property, plant and equipment, net	15,269	19,786	23,693	44,593	40,176
Total assets	1,098,140	1,218,278	1,263,966	1,560,395	1,591,946
Debt	39,508	49,560	541,181	627,056	554,446
Total equity	895,285	991,401	486,617	471,613	507,192

(1)	Total revenues include real estate revenues from property sales, timber sales, resort and club revenue and other revenues, primarily other rental revenues and brokerage fees.

(2)	Discontinued operations include the Victoria Hills Golf Club and St. Johns Golf and Country Club golf course operations in 2009, Sunshine State Cypress, Inc. in 2008, fourteen commercial office buildings and Saussy Burbank in 2007, four commercial office buildings in 2006 and four commercial office buildings and Advantis Real Estate Services Company in 2005 (See Note 4 of Notes to Consolidated Financial Statements).

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We make forward-looking statements in this Report, particularly in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings and cash flows;

•	future residential and commercial demand, opportunities and entitlements;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including commercial developers and homebuilders;

•	future amounts of capital expenditures;

•	the amount and timing of future tax refunds;

•	timeframes for future construction and development activity;

•	the projected completion, opening, operating results and economic impact of the new Northwest Florida Beaches International Airport, as well as the timing and availability of air service at the new airport;

•	the amount of dividends, if any, we pay; and

•	the number or dollar amount of shares of our stock which may be purchased under our existing or future share-repurchase program.

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

Overview

We own a large inventory of land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low cost basis. In order to optimize the value of these core real estate assets, we seek to reposition portions of our substantial timberland holdings for higher and better uses. We seek to create value in our land by securing entitlements for higher and better land-uses, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways, performing land restoration and enhancement and promoting economic development.

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

Our business, financial condition and results of operations continued to be materially adversely affected during 2009 by the ongoing real estate downturn and economic recession in the United States. These adverse conditions included, among others, high unemployment, lower family income, lower consumer confidence, a large number of foreclosures and homes for sale, increased volatility in the availability and cost of credit, shrinking mortgage markets, unstable financial institutions, lower valuation of retirement savings accounts, lower corporate earnings, lower business investment and lower consumer spending.

This challenging environment has exerted negative pressure on the demand for all of our real estate products and contributed to a net loss of $130.0 million for 2009. Although some analysts and commentators have expressed that the real estate crisis may have reached a “bottom” in 2009, we cannot predict with any certainty when demand for our real estate products will improve.

In 2009, we successfully continued our efforts to reduce cash expenditures, eliminate expenses and increase our financial flexibility. Our liquidity position was enhanced due to the utilization of our tax-loss carryback strategy, the sales of non-strategic assets, the disposition of aging home inventories and the successful renegotiation and extension of our corporate credit facility. Looking forward to 2010 and beyond, we are now well positioned to capitalize on the opportunities that the opening of the new Northwest Florida Beaches International Airport will provide.

We also continue to develop strategic relationships which we believe will benefit our business when the economy and our markets recover. On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport under construction in Northwest Florida. We expect that the connectivity Southwest brings to the region will stimulate tourism, economic development, job growth and real estate absorption in our projects across Northwest Florida.

Southwest has agreed that service at the new airport will consist of at least two daily non-stop flights from Northwest Florida to each of four destinations for a total of eight daily non-stop flights. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments.

We have also recently entered into an agreement with CB Richard Ellis Group, Inc., the world’s largest commercial real estate services firm, to market for joint venture, lease or sale more than 1,000 acres of our land adjacent to the Northwest Florida Beaches International Airport for commercial development. CB Richard Ellis will solicit global office, retail and industrial users for this prime development location.

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

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Investment in Real Estate and Cost of Real Estate Sales.  Costs associated with a specific real estate project are capitalized during the development period. We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as internal costs of a regional project field office, are also capitalized. We capitalize interest (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development. If we determine not to complete a project, any previously capitalized costs are expensed in the period such determination is made.

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

Fair Value Measurements — We follow the fair value provisions of ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) for our financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

The Company’s assets and liabilities utilizing Level 3 inputs in fair value calculations and the associated underlying assumptions include the following:

Investment in real estate — Our investments in real estate are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that an impairment exists due to the inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value less costs to sell.

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

Retained interest — We have recorded a retained interest with respect to the monetization of certain installment notes through the use of qualified special purpose entities, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. We recognize interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected.

Pension asset — Our cash balance defined-benefit pension plan holds a royalty investment for which there is no quoted market price. Fair value of the royalty investment is estimated based on the present value of future cash flows, using management’s best estimate of key assumptions, including discount rates.

Standby guarantee liability — On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport under construction in Northwest Florida. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service.

The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. We measured the standby guarantee liability at fair value based upon a discounted cash flow analysis based on our best estimates of future cash flows to be paid by us pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, seasonality and the timing of the commencement of service. The fair value of the liability could fluctuate up or down significantly as a result of changes in assumptions related to these estimates and could have a material impact on our operating results. For example, a 10% increase in the assumed revenue per available seat (the combination of load factor and air fare) would decrease our standby guarantee liability by $0.4 million and a 10% decrease would increase the liability by $1.3 million. We will reevaluate this estimate quarterly.

Pension Plan.  We sponsor a cash balance defined-benefit pension plan covering a majority of our employees. The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant effect on the pension plan’s impact on the financial statements of the Company. For example, in 2009, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $1.3 million increase in pre-tax income ($0.6 million net of tax). However, a 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in a $0.1 million change in pre-tax income. Our pension plan is currently overfunded and accordingly, generated income of $1.4 million, $2.5 million and $2.0 million in 2009, 2008 and 2007, respectively. We do not expect to make contributions to the pension plan in the future. The ratio of plan assets to projected benefit obligation was 238% at December 31, 2009.

Stock-Based Compensation.  We offer stock incentive plans whereby awards may be granted to certain employees and non-employee directors of the Company in the form of restricted shares of Company common stock or options to purchase Company common stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

In February 2009 and 2008, we granted select executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as our total shareholder return as compared to the total shareholder return of certain peer groups during a three-year performance period.

We currently use a Monte Carlo simulation pricing model to determine the fair value of our market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of our stock price and shareholder returns compared to those companies in our peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

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

Income Taxes.  In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We record a valuation allowance against our deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operation.

At December 31, 2009, we had net operating loss carryforwards for state tax purposes of approximately $423 million which are available to offset future state taxable income through 2029. At December 31, 2009, we recorded a valuation allowance against certain of our deferred tax assets of approximately $0.9 million. The valuation allowance at 2009 was related to state net operating and charitable loss carryforwards that in the judgment of management are not likely to be realized.

Realization of our net deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and our history and future expectations of reporting taxable income, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2009.

Adoption of New Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles Amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Topic 105”). Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue FASB Accounting Standards Updates (“ASU”), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The U.S. GAAP hierarchy has been modified to include only two levels; authoritative and nonauthoritative. In the FASB’s view, the Codification will not change U.S. GAAP. The adoption of Topic 105 did not have a material impact on our financial position or results of operations. It does, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in our filings with the SEC.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. The disclosure requirements of this FSP are included in Accounting Standard Codification (“ASC”) 715 — Compensation-Retirement Benefits (“ASC 715”) and require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by ASC 715 must be provided for fiscal years ending after

December 15, 2009. The adoption of ASC 715 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted SFAS 160 as required on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our net (loss) income per share, financial position or changes in equity.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require that (1) a reporting entity must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not believe the adoption of ASU No. 2010-06 will have a material impact on our financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets, while ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-16 represents a revision to the provisions of former SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures.

ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The updates require a number of new disclosures. ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The updates to the Codification are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. We do not believe Topic 860 will have a material impact on our financial position or results of operations.

We hold a retained interest in bankruptcy remote QSPEs established in accordance with ASC 860. The financial position and results of such QSPEs currently are not consolidated in our financial statements. We have evaluated the accounting requirements of Topic 810 and have determined that we will not be required to consolidate the financial position and results of the QSPEs as we are not the primary decision maker with respect to activities that could significantly impact the economic performance of the QSPEs, nor do we perform any service activity related to the QSPEs.

In August 2009, the FASB issued ASU No. 2009-05 which provides amendments to ASC 820 for the fair value measurement of liabilities. ASC 820 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. In the absence of a quoted price in an active market for an identical liability at the measurement date, which generally would not be available because liabilities are not exchange-traded, companies may apply approaches that use the quoted price of an investment in the identical liability or similar liabilities traded as assets or other valuation techniques consistent with the fair-value measurement principles in ASC 820. ASC 820 permits fair value measurements of liabilities that are based on the price that a company would pay to transfer the liability to a new obligor at the measurement date, which is consistent with existing guidance. In addition, a company is permitted to measure the fair value of liabilities using an estimate of the price it would receive to enter into the liability at that date. Such measurements could be achieved using a valuation technique that is consistent with an income-approach valuation technique (e.g., a discounted-cash-flow technique) or a market approach (e.g., a recent transaction involving the issuance of a similar liability, adjusted for differences between that transaction and the liability being measured). ASC 820 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by generally accepted accounting principles. We do not believe the adoption of ASU No. 2009-05 will have a material impact on our financial position or results of operations.

Results of Operations

Consolidated Results

The following table sets forth a comparison of our revenues and expenses for the three years ended December 31, 2009.

	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Difference	% Change	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$78.8	$194.6	$307.9	$(115.8)	(60)%	$(113.3)	(37)%
Resort and club revenues	29.7	32.8	30.3	(3.1)	(9)	2.5	8
Timber sales	26.6	26.6	25.8	—	—	0.8	3
Other revenues	3.2	4.2	7.6	(1.0)	(24)	(3.4)	(45)

Total	$138.3	$258.2	$371.6	$(119.9)	(46)%	$(113.4)	(31)%

Expenses:
Cost of real estate sales	$60.4	$53.1	$145.8	$7.3	14%	$(92.7)	(64)%
Cost of resort and club revenues	32.3	38.6	33.4	(6.3)	(16)	5.2	16
Cost of timber sales	19.1	19.8	20.8	(0.7)	(4)	(1.0)	(5)
Cost of other revenues	2.2	3.0	5.9	(0.8)	(27)	(2.9)	(49)
Other operating expenses	40.0	53.5	68.4	(13.5)	(25)	(14.9)	(22)

Total	$154.0	$168.0	$274.3	$(14.0)	(8)%	$(106.3)	(39)%

The decrease in real estate sales during 2009 compared to 2008 was primarily due to our decision to decrease sales in our rural land sales segment. Approximately $14.3 million, or 10%, of our 2009 revenues were generated by rural land sales compared to $162.0 million, or 63%, in 2008. Cost of real estate sales increased during 2009 compared to 2008 as a result of the sale of non-strategic assets within our residential real estate segment. Our gross margin on real estate sales decreased to 23% from 73% during 2009 compared to 2008, primarily as a result of the decrease in high margin rural land sales relative to our sales mix.

Resort and club revenues decreased during 2009 compared to 2008 due to lower vacation rental occupancy and lower Inn and vacation rental rates. Cost of resort and club revenues decreased during 2009 compared to 2008 as a result of reduced staffing levels and more efficient operation of our resort and clubs. Our gross margin on resort and club operations improved to (9%) during 2009 compared to (18%) during 2008 as a result of increased operating efficiencies. Other operating expenses decreased due to lower general and administrative expenses as a result of our restructuring efforts.

The overall decrease in real estate sales revenues in 2008 compared to 2007 was primarily due to the continued decrease in sales demand and pricing in our residential and commercial real estate segments. Our gross margin percentage on real estate sales increased to 73% during 2008 compared to 53% in 2007 primarily as a result of a change in mix to higher-margin rural land sales.

Resort and club revenues and costs increased during 2008 compared to 2007 primarily due to the addition of the operating results for our Bay Point Marina, Shark’s Tooth Golf Club and a restaurant at WindMark Beach which were not fully operational in 2007. Our gross margin on resort and club operations decreased to (18%) during 2008 compared to (10%) during 2007 as a result of transitioning these additional operations. Other operating expenses decreased in 2008 compared to 2007 due to lower general and administrative expenses as a result of our restructuring efforts. Included in 2007 other operating expenses is a $5.0 million termination fee paid to a third-party management company in our residential real estate segment. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate Expense.  Corporate expense, representing corporate general and administrative expenses, decreased $5.6 million, or 19%, to $24.3 million in 2009 over 2008. Our overall employee and administrative costs have decreased as a result of reduced headcount. Corporate expense increased $0.9 million, or 3%, to $29.9 million in 2008 over 2007. Lower payroll related costs in 2008 attributable to staffing reductions were offset by additional deferred compensation expense. During early 2008, we granted certain members of management shares of restricted stock with vesting conditions based on our performance over a three-year period. We recognized approximately $3.3 million of additional expense related to these grants during 2008.

Pension settlement charge.  On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. Current and former employees with cash balances in the pension plan are not affected by the transaction. The purchase price of the annuity was approximately $101 million, which was funded from the assets of the pension plan on June 25, 2009. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million. In addition, we recorded a non-cash pre-tax settlement charge to earnings during the second quarter of 2009 of $44.7 million and an offsetting $44.7 million pre-tax credit in Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. As a result of this transaction, we were able to significantly increase the funded ratio of plan assets to projected benefit obligation from 133% to 238%, thereby reducing the potential for future funding requirements. We also recorded additional pension charges of $1.3 million, $4.2 million and $3.8 million during 2009, 2008 and 2007, respectively, as a result of reduced employment levels in connection with our restructuring programs.

Impairment Losses.  During the past three years, we have recorded significant impairment charges as a result of the continued decline in demand and market prices within our real estate markets. The following table summarizes our impairment charges for the three years ended December 31:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Investment in Real Estate:
Homes and homesites — various residential communities	$7.3	$12.0	$7.8
Abandoned development plans	7.2	—	5.2
Victoria Park community	60.9	—	—
SevenShores condominium and marina development project	6.7	28.3	—

Total	82.1	40.3	13.0

Notes Receivable:
Saussy Burbank	10.1	—	—
Advantis	7.4	—	—
Various builder notes	1.9	1.0	0.6

Total	19.4	1.0	0.6

Goodwill and other:
Goodwill — Arvida	—	19.0	—
Other long-term assets	1.1	—	—

Total	1.1	19.0	—

Total impairment charges-continuing operations	102.6	60.3	13.6

Discontinued operations:
Victoria Hills Golf Club	6.9	—	—
St. Johns Golf and Country Club	3.5	—	—
Goodwill — Sunshine State Cypress	—	—	7.4
Saussy Burbank — sale of assets	—	—	2.2

Total impairment charges — discontinued operations	10.4	—	9.6

Total impairment charges	$113.0	$60.3	$23.2

Investment in Real Estate:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. The continued decline in demand and market prices for residential real estate during 2007 through 2009 caused us to reevaluate certain carrying amounts within our residential real estate segment, which resulted in the recording of significant impairment charges.

Given the downturn in our real estate markets, we implemented a tax strategy for 2009 to benefit from the sale of certain non-strategic assets at a loss. Under federal tax rules, losses from asset sales realized in 2009 can be carried back and applied to taxable income from 2007, resulting in a federal income tax refund for 2009.

As part of this strategy, we conducted a nationally marketed sale process for the disposition of the remaining assets of our non-strategic Victoria Park community in Deland, Florida, including homes, homesites, undeveloped land, notes receivable and a golf course. Based on the likelihood of the closing of the sale, we concluded on December 15, 2009 that an impairment charge for $67.8 million was necessary. We completed the sale on December 17, 2009 for $11.0 million.

In addition, we completed the sale of our SevenShores condominium and marina development project for $7.0 million earlier in 2009, which resulted in an impairment charge of $6.7 million due to lower market pricing. We also wrote-off $7.2 million of capitalized costs related to abandoned development plans in certain of our communities. We also sold our St. Johns Golf and Country Club for $3.0 million in December 2009 which resulted in an impairment charge of $3.5 million.

As a result of our property impairment analyses for 2008, we recorded impairment charges related to investment in real estate of $40.3 million consisting of $12.0 million related to completed homes in several communities and $28.3 million related to our SevenShores condominium and marina development project.

The SevenShores condominium project was written down in the fourth quarter of 2008 to approximate the fair market value of land entitled for 278 condominium units. This write-down was necessary because we elected not to exercise our option to acquire additional land under our option agreement. Certain costs had previously been incurred with the expectation that the project would include 686 units.

In 2007 we recorded impairments related to investment in real estate totaling $13.0 million due to the adverse market conditions for residential real estate. Approximately $5.2 million of the impairments related to capitalized costs at certain projects due to changes in development plans and approximately $7.8 million related primarily to the reduction in market value of completed homes in several communities.

We also recorded an impairment charge of $2.2 million to approximate fair value, less costs to sell, related to our investment in Saussy Burbank which was sold in 2007, which is also reported as part of our 2007 discontinued operations.

A continued decline in demand and market prices for our real estate products may require us to record additional impairment charges in the future.

Notes Receivable:

We evaluate the carrying value of notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During 2009, we settled our notes receivable with Saussy Burbank for less than book value and recorded a charge of $9.0 million. As part of the settlement, we agreed to take back previously collateralized inventory consisting of lots and homes which were valued at current estimated sales prices, less costs to sell. Subsequently, all the lots and homes were sold which resulted in an additional impairment charge of $1.1 million. We also recorded a charge of $7.4 million related to the write-off of the outstanding Advantis note receivable balance during 2009 as the amount was determined to be uncollectible.

In addition, we received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during 2009 and renegotiated terms related to certain other builder notes receivable during 2009, 2008 and 2007. These events resulted in additional impairment charges of $1.9 million, $1.0 million and $0.6 million in 2009, 2008 and 2007, respectively. Because of the ongoing difficulties in our real estate markets and tightened credit conditions, we may be required to record additional write-downs of the carrying value of our notes receivable and such notes may not ultimately be collectible.

Goodwill:

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. An impairment is considered to exist if fair value is less than the carrying amount of the assets, including goodwill. The estimated fair value is generally determined on the basis of discounted future cash flows. During our 2008 year-end assessment, we determined that our remaining goodwill which originated from our 1997 acquisition of certain assets of Arvida Company and its affiliates was not recoverable based upon a discounted cash flow analysis. Accordingly, an impairment charge of $19.0 million was recorded in the residential real estate segment.

We announced on October 8, 2007 our plan to dispose of Sunshine State Cypress as part of a restructuring plan. Our estimate of its fair value based upon market analysis indicated that goodwill related to this 2001 acquisition would not be recoverable. Accordingly, we recorded an impairment charge of $7.4 million in the fourth quarter of 2007 in our forestry segment to reduce the goodwill carrying value of Sunshine State Cypress to zero. The impairment charges related to Sunshine State Cypress are reported as part of our discontinued operations.

At December 31, 2009, we have no goodwill recorded on our consolidated balance sheet.

Restructuring Charges.  Restructuring charges include termination benefits in connection with our 2006-2009 restructuring plans. We recorded restructuring charges of $5.4 million, $4.3 million and $8.9 million in 2009, 2008 and 2007, respectively. The charges primarily relate to one-time termination benefits in connection with our employee headcount reductions. See Note 11 in our consolidated financial statements for further detail of our restructuring accrual.

Other Income (Expense).  Other income (expense) consists primarily of investment income, interest expense, gains and losses on sales and dispositions of assets, fair value adjustment related to the retained interest of monetized installment note receivables, loss on early extinguishment of debt, expense related to our standby guarantee liability and other income. Total other income (expense) was $4.2 million, $(36.6) million and $(4.7) million during 2009, 2008 and 2007, respectively.

Investment income, net decreased approximately $2.7 million during 2009 compared to 2008 and 2007 primarily as a result of lower investment returns on our cash balances.

Interest expense decreased $3.3 million during 2009 compared to 2008 and $15.5 million during 2008 compared to 2007, primarily as a result of our reduced debt levels. During 2008 we recorded a $30.6 million loss on early extinguishment of debt which consisted of $0.7 million related to the write-off of unamortized loan costs on our prior credit facility and $29.9 million in connection with the prepayment of our senior notes.

Other, net increased $9.7 million during 2009 compared to 2008. Included in 2009 is a $0.8 million expense related to our Southwest Airlines standby guarantee liability. Included in 2008 is a loss of $8.2 million related to the fair value adjustment of our retained interest in monetized installment notes receivable and $1.9 million related to the write-off of the net book value on certain abandoned property. Included in 2007 other, net was a charge of $2.6 million related to the fair value adjustment of the retained interest in monetized installment note receivables and a $2.6 million contractor settlement within our residential segment. These charges were offset by a $3.5 million insurance settlement receipt related to the defense of an outstanding litigation matter, a $1.6 million reversal of environmental-related accruals and $2.1 million of other income.

Equity in Loss of Unconsolidated Affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. These investments consist primarily of three residential joint ventures, two of which are now substantially sold out. Equity in loss of unconsolidated affiliates totaled $(0.1) million in 2009, $(0.3) million in 2008 and $(5.3) million in 2007. During 2007, we recorded a $4.3 million equity in loss of unconsolidated affiliates related to our investment in ALP Liquidating Trust (f/k/a Arvida/JMB Partners, L.P.). This adjustment was recorded as a result of the trust reserving $25.3 million of its remaining net assets to satisfy all potential claims and obligations.

Income Tax (Benefit) Expense.  Income tax (benefit) expense, including income tax on discontinued operations, totaled $(85.7) million, $(27.6) million and $18.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our effective tax rate was 39.7%, 43.5% and 32% for the years ended December 31, 2009, 2008 and 2007, respectively. Our effective tax rate decreased in 2009 compared to 2008 due to the impact of certain permanent items. Our effective tax rate was lower in 2007 compared to 2008 as a result of our 2007 settlement of contested tax positions related to the years 2000 through 2004.

Discontinued Operations.  Income (loss) from discontinued operations consists of the results associated with our Victoria Hills Golf Club and St. Johns Golf and Country Club golf course operations, our sawmill and mulch plant (Sunshine State Cypress) the sales of our office building portfolio and Saussy Burbank. Income (loss), net of tax, totaled $(6.8) million, $(1.6) million and $27.5 million in 2009, 2008 and 2007, respectively. The operating results associated with these assets have been classified as discontinued operations for all periods presented through the period in which they were sold. See segment results for further discussion regarding our discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

Our residential sales remain weak due to the collapse of the housing markets in Florida. Inventories of resale homes and homesites remain high in our markets and prices continue to decline. With the U.S. and Florida economies battling the adverse effects of home foreclosures, severely restrictive credit, significant inventories of unsold homes and recessionary economic conditions, predicting when real estate markets will return to health remains difficult. Currently, we do not expect any significant favorable changes in these market conditions during 2010.

In 2009, we made the decision to dispose of our non-strategic Central Florida operations by selling the remaining assets of our Victoria Park and Artisan Park communities and by selling the assets of our SevenShores condominium and marina development project. These sales allowed us to take advantage of the tax strategy described below and to focus on the development of our strategic holdings in Northwest Florida. In 2010, we plan to concentrate our development efforts on reprogramming and repositioning certain of our existing Northwest Florida residential projects in preparation for a future market recovery.

Given the downturn in our real estate markets, we implemented a tax strategy in 2009 to sell certain non-strategic assets and to carry back any losses on the sales to our taxable income in 2007, resulting in significant tax refunds for 2009. These sales also significantly reduced our holding costs going forward.

The following are some of the non-strategic assets that we sold:

•	our remaining assets at Victoria Park for approximately $11.0 million. The assets consisted of homes, homesites, undeveloped land, notes receivable and a golf course;

•	St. Johns Golf and Country Club for $3.0 million;

•	the remaining condominium units in our Artisan Park development in Celebration, Florida and generated aggregate revenues of $6.1 million from the auction sales; and

•	the SevenShores condominium and marina development project in Bradenton, Florida in exchange for $7.0 million cash and the forgiveness of notes payable in the amount of $5.5 million.

These four transactions are expected to produce an aggregate tax refund in the second half of 2010 of approximately $35.1 million.

The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues:
Real estate sales	$57.4	$28.6	$119.0
Resort and club revenues	29.7	32.7	30.0
Other revenues	2.7	4.2	6.5

Total revenues	89.8	65.5	155.5

Expenses:
Cost of real estate sales	54.7	24.1	77.2
Cost of resort and club revenues	32.3	38.6	33.3
Cost of other revenues	2.1	3.0	5.1
Other operating expenses	30.8	43.0	55.5
Depreciation and amortization	10.9	10.4	10.5
Impairment loss	94.8	60.3	13.6
Restructuring charge	0.9	1.2	4.1

Total expenses	226.5	180.6	199.3

Other income (expense)	(1.1)	0.1	0.8

Pre-tax (loss) from continuing operations	$(137.8)	$(115.0)	$(43.0)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Real estate sales include sales of homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor and WaterSound vacation rental programs and other resort, golf, club and marina operations. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$24.8	$6.5	$31.3	$17.9	$10.1	$28.0
Cost of sales:
Direct costs	18.8	3.9	22.7	12.9	5.6	18.5
Selling costs	1.7	0.2	1.9	1.0	0.6	1.6
Other indirect costs	3.5	0.5	4.0	3.5	0.4	3.9

Total cost of sales	24.0	4.6	28.6	17.4	6.6	24.0

Gross profit	$0.8	$1.9	$2.7	$0.5	$3.5	$4.0

Gross profit margin	3%	29%	9%	3%	35%	14%
Units sold	84	80	164	33	89	122

Home sales and home closings increased during 2009 compared to 2008 primarily as a result of our exit of the Artisan Park community through the auction of our remaining condominium units. In addition, sales increases were achieved from reductions in pricing in an effort to accelerate sales of existing vertical inventory even though adverse market conditions continued. Homesite sales and closings decreased in 2009 compared to 2008 due to a decrease in bulk sales to national homebuilders and reduced demand. Gross profit margin decreased in 2009 compared to 2008, primarily due to a decrease in the average sales price and product location and mix.

Although not included in the homes and homesites tables, real estate revenues and cost of sales also included land sales of $26.1 million and $0.6 million and land cost of sales of $26.1 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively. The 2009 real estate revenues and cost of sales consisted primarily of $12.5 million at SevenShores, $10.4 million at Victoria Park (excluding $0.6 million of golf course revenues and cost of sales, which are included in discontinued operations) and $2.8 million of Saussy Burbank property.

The following table sets forth homes and homesite sales activity by geographic region and property type.

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	23	$10.8	$10.4	$0.4	8	$8.6	$8.3	$0.3
Homesites	25	3.5	2.6	0.9	21	6.7	3.5	3.2
Primary
Single-family homes	—	—	—	—	1	0.3	0.3	0.0
Homesites	12	1.0	0.3	0.7	23	1.3	1.0	0.3
Northeast Florida:
Single-family homes	2	0.6	0.5	0.1	2	0.9	1.0	(0.1)
Homesites	—	—	—	—	3	0.2	0.1	0.1
Central Florida:
Single-family homes	15	3.5	3.4	0.1	10	4.5	4.4	0.1
Multi-family homes	32	7.3	7.2	0.1	9	3.1	2.9	0.2
Townhomes	12	2.6	2.5	0.1	3	0.5	0.5	0.0
Homesites	43	2.0	1.7	0.3	42	1.9	2.0	(0.1)

Total	164	$31.3	$28.6	$2.7	122	$28.0	$24.0	$4.0

For additional information about our residential projects, see the table “Summary of Land-Use Entitlements — Active St. Joe Residential and Mixed-Use Projects” in the Business section above.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and Southwood. Our Northeast Florida communities included RiverTown and St. Johns Golf and Country Club, and our Central Florida communities included Artisan Park and Victoria Park, all of which are primary.

In addition to adverse market conditions, the following factors also contributed to the results of operations shown above:

•	For our Northwest Florida resort and seasonal communities, home closings and revenues increased in 2009 as compared to 2008 primarily due to the sale of the 17 remaining homes in phase 4 of our WaterColor community. These sales were the result of price reductions on the remaining homes. Included in 2008 was the recognition of $0.9 million of deferred revenue on our SummerCamp Beach community since the required infrastructure was completed.

•	In our Northwest Florida primary communities we closed on our last remaining home in the Palmetto Trace community in 2008. Homesite closings and revenue decreased in 2009 as compared to 2008 due to a decrease in bulk sales to a national homebuilder in our SouthWood community.

•	In our Northeast Florida communities we have no homes available as we sold our last remaining home in the St. Johns Golf and Country Club community in 2009.

•	In our Central Florida communities a successful home auction was completed and the remaining available product was sold at the Artisan Park community.

Resort and club revenues included revenues from the WaterColor Inn, WaterColor and WaterSound vacation rental programs and other resort, golf, club and marina operations. Resort and club revenues were $29.7 million in 2009 with $32.3 million in related costs, compared to $32.7 million in 2008 with $38.6 million in related costs. Resort and club revenues decreased $3.0 million due to lower vacation rental occupancy and lower Inn and vacation rental rates. Cost of resort and club revenues decreased $6.3 million as a result of reduced staffing levels and more efficient operation of our resort and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $30.8 million in 2009 compared to $43.0 million in 2008. The decrease of $12.2 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowners association funding costs, certain warranty and other project costs and real estate taxes. These decreases were partially offset by costs related to overhead costs of our real estate projects that were expensed in 2009 instead of capitalized due to lack of active development activity.

We recorded restructuring charges in our residential real estate segment of $0.9 million during 2009 and $1.2 million in 2008 in connection with our headcount reductions.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth the components of our real estate sales and cost of real estate sales:

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$17.9	$10.1	$28.0	$58.4	$57.6	$116.0
Cost of sales:
Direct costs	12.9	5.6	18.5	36.3	24.5	60.8
Selling costs	1.0	0.6	1.6	2.9	2.0	4.9
Other indirect costs	3.5	0.4	3.9	8.2	3.0	11.2

Total cost of sales	17.4	6.6	24.0	47.4	29.5	76.9

Gross profit	$0.5	$3.5	$4.0	$11.0	$28.1	$39.1

Gross profit margin	3%	35%	14%	19%	49%	34%
Units sold	33	89	122	124	354	478

The decreases in the amounts of real estate sales, gross profit and gross profit margin were due to adverse market conditions causing decreases in home and homesite closings and selling prices in most of our communities. Also included in real estate revenues and cost of sales are land sales of $0.6 million and $3.0 million and land cost of sales of $0.1 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively.

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

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek and SummerCamp Beach, while primary communities included Hawks Landing, Palmetto Trace, The Hammocks and SouthWood. Our Northeast Florida communities included RiverTown and St. Johns Golf and Country Club, and our Central Florida communities included Artisan Park and Victoria Park, all of which are primary.

In addition to adverse market conditions, the following factors also contributed to the results of operations shown above:

•	For our Northwest Florida resort and seasonal communities, included in 2007 was the recognition of $7.0 million of deferred revenue on our SummerCamp Beach community since the required infrastructure was completed.

•	In our Northwest Florida primary communities we sold our last remaining home in the Palmetto Trace community in 2008. The gross profit percentage for homesites decreased to 23% in 2008 as compared to 34% in 2007, due to the sales of lower margin builder lots in our SouthWood community.

•	In our Northeast Florida communities, we had only a limited number of homes available as St. Johns Golf and Country Club was fully built out.

•	In our Central Florida communities, the negative gross profit in homesite sales is due to bulk sales to a national homebuilder.

Resort and club revenues included revenues from the WaterColor Inn and WaterColor and WaterSound vacation rental programs and other resort, golf, club and marina operations. Resort and club revenues were $32.7 million in 2008 with $38.6 million in related costs, compared to $30.0 million in 2007 with $33.3 million in related costs. Resort and club revenues and costs increased $2.7 million and $5.3 million, respectively, primarily due to the addition of the operating results for the Bay Point Marina, Shark’s Tooth Golf Course and a restaurant at Windmark Beach which were not fully operational during 2007. Partially offsetting these increases was a decrease in occupancy and increased costs associated with the transition to third party management at our WaterColor Inn, lower vacation rental occupancy and lower Inn and vacation rental rates.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $43.0 million in 2008 compared to $55.5 million in 2007. Decreases in payroll related costs in 2008 were partially offset by costs related to our real estate projects that were expensed in 2008 instead of capitalized. Other operating expenses for 2007 included a $5.0 million termination fee paid to a third party management company.

We recorded restructuring charges in our residential real estate segment of $1.2 million during 2008 and $4.1 million in 2007 in connection with our headcount reductions and restructuring efforts.

Discontinued Operations

In December 2009, we sold our remaining property at Victoria Park, including the Victoria Hills Golf Club. In addition, we sold St. Johns Golf and Country Club during December 2009. We have classified the operating results associated with these golf courses as discontinued operations as the golf courses had identifiable cash flows and operating results. Included in 2009 discontinued operations are $6.9 million and $3.5 million (pre-tax) of impairment charges to approximate fair value, less costs to sell, related to the sales of the Victoria Hills Golf Club and St. Johns Golf and Country Club, respectively.

On May 3, 2007, we sold our mid-Atlantic homebuilding operations, known as Saussy Burbank. The results of Saussy Burbank have been reported as discontinued operations for the year ended December 31, 2007. Included in 2007 pre-tax income is a $2.2 million impairment charge to approximate fair value, less costs to sell, of the sale of Saussy Burbank.

The table below sets forth the operating results of our discontinued operations for the periods shown.

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Victoria Hills Golf Club — Residential Segment:
Aggregate revenues	$2.5	$2.7	$2.7

Pre-tax (loss)	(7.6)	(0.9)	(0.9)
Income taxes (benefit)	(3.0)	(0.3)	(0.3)

(Loss) from discontinued operations	$(4.6)	$(0.6)	$(0.6)

St. Johns Golf and Country Club — Residential Segment:
Aggregate revenues	$2.9	$3.2	$3.0

Pre-tax income (loss)	(3.4)	(0.1)	(0.1)
Income taxes (benefit)	(1.3)	—	—

Income (loss) from discontinued operations	$(2.1)	$(0.1)	$(0.1)

Saussy Burbank — Residential Segment:
Aggregate revenues	$—	$—	$132.8

Pre-tax income	—	—	1.6
Income taxes	—	—	0.6

Income from discontinued operations	$—	$—	$1.0

Total (loss) income from discontinued operations	$(6.7)	$(0.7)	$0.3

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office, industrial and multi-family uses. We sell and develop commercial land and provide development opportunities for national and regional commercial retailers and strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Consistent with residential real estate, the markets for commercial real estate remain weak.

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three years ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues:
Real estate sales	$7.0	$3.9	$27.6
Other revenues	0.5	0.1	1.4

Total revenues	7.5	4.0	29.0

Expenses:
Cost of real estate sales	4.3	2.8	13.8
Cost of other revenues	—	0.1	0.9
Other operating expenses	3.9	4.2	5.9
Depreciation and amortization	0.1	0.1	0.6
Restructuring charge	0.6	0.1	0.4

Total expenses	8.9	7.3	21.6

Other income	0.9	1.0	8.3

Pre-tax (loss) income from continuing operations	$(0.5)	$(2.3)	$15.7

Similar to the markets for residential real estate, the markets for commercial real estate have experienced a significant downturn, and revenues in the commercial real estate segment have steadily declined as a result. In addition to the negative effects of the prolonged downturn in demand for residential real estate, commercial real estate markets are also being negatively affected by the current economic recession.

Much of our commercial real estate activity is focused on the opportunities presented by the new Northwest Florida Beaches International Airport, scheduled to open in May 2010. We believe these commercial opportunities will be significantly enhanced by Southwest Airlines’ planned service to the new airport, as described above. We continue pre-development activity on approximately 1,000 acres adjacent to the airport site. The land is being planned for office, retail, hotel and industrial users. To support our commercial efforts, we have recently entered into an agreement with CB Richard Ellis Group, Inc., the world’s largest commercial real estate services firm, to master plan and market for joint venture, sale or lease these 1,000 acres. CB Richard Ellis will solicit global office, retail and industrial users for this prime development location. We expect, over time, that the new international airport will expand our customer base as it connects Northwest Florida with the global economy and as the area is repositioned from a regional to a national destination.

Real Estate Sales.  Commercial land sales for the three years ended December 31, 2009 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	Per Acre	Proceeds	Revenue		on Sales
				(In millions)	(In millions)		(In millions)

Year Ended December 31, 2009	8	29	$227,000	$6.6	$7.0	(a)	$2.7	(a)

Year Ended December 31, 2008	8	39	$92,000	$3.6	$3.9	(b)	$1.1	(b)

Year Ended December 31, 2007	33	110	$250,000	$27.6	$27.6	(c)	$13.8	(c)

(a)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

(b)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.3 million and $0.1 million, respectively.

(c)	Includes previously deferred gain on sales, based on percentage-of-completion accounting, of $0.4 million.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses. Included in the 2007 results were sales of four parcels primarily in Texas considered non-core holdings totaling $4.4 million for a gross profit of $1.0 million.

Other income during 2009 and 2008 primarily includes $0.7 million of recognized gain previously deferred associated with three buildings sold in 2007 with which we have continuing involvement due to a sale and leaseback arrangement. Other income during 2007 includes $8.0 million of recognized gain related to these three buildings.

Dispositions of Assets.  During 2007, we closed on the sale of our office building portfolio, containing 17 buildings with approximately 2.25 million net rentable square feet, for an aggregate sales price of $377.5 million. As discussed earlier, three of the 17 buildings have been reported in continuing operations and the remaining 14 have been reported in discontinued operations. Considering the significant increase in office building valuations in the years prior to the sale, we believe that we achieved favorable pricing for our office building portfolio, especially in light of the subsequent decline in the market for commercial office buildings.

The results of the three buildings reported in continuing operations are shown in the following table:

Year Ended
December 31,
2007
(In millions)

Commercial Buildings — Commercial Segment:
Aggregate revenues	$1.5

Pre-tax income (loss)	—
Pre-tax gain on sale	8.0
Income taxes	0.6

Income from discontinued operations	$7.4

Discontinued operations include the sale and results of operations of our 14 buildings sold in 2007. The operations of these buildings are included in discontinued operations through the dates that they were sold:

Year Ended
December 31,
2007
(In millions)

Commercial Buildings — Commercial Segment:
Aggregate revenues	$18.1

Pre-tax income	2.5
Pre-tax gain on sale	47.8
Income taxes	19.6

Income from discontinued operations	$30.7

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development. Like residential and commercial land, prices for rural land have also declined as a result of the current difficult market conditions.

The table below sets forth the results of operations of our rural land sales segment for the three years ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues:
Real estate sales	$14.3	$162.0	$161.2

Expenses:
Cost of real estate sales	1.5	26.2	54.8
Other operating expenses	3.3	4.4	5.3
Depreciation and amortization	0.1	0.1	0.2
Restructuring charge	0.1	—	1.4

Total expenses	5.0	30.7	61.7

Other income	0.7	1.2	0.3

Pre-tax income from continuing operations	$10.0	$132.5	$99.8

Rural land sales for the three years ended December 31, 2009 are as follows:

	Number	Number of	Average Price	Gross Sales	Gross
Period	of Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

2009	13	6,967	$2,054	$14.3	$12.8
2008	26	107,677	$1,505	$162.0	$135.9
2007	44	105,963	$1,522	$161.3	$106.5

During 2008 and 2007, we relied on rural land sales as a significant source of revenues due to the continuing downturn in our residential and commercial real estate markets. We consider the land sold to be non-strategic as these parcels would require a significant amount of time before realizing a higher and better use than timberland. During 2009, we made a strategic decision to sell fewer acres of rural land as we generated cash from other sources. We intend to employ the same strategy in 2010. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.

During 2009, we closed the following significant sales:

•	930 acres in Wakulla County for $3.9 million, or an average of $4,234 per acre.

•	4,492 acres in Liberty County for $5.9 million, or an average of $1,305 per acre.

During 2008, we closed the following significant sales:

•	18,552 acres in Liberty and Gulf Counties for $24.7 million, or an average price of $1,330 per acre.

•	23,743 acres in Liberty County for $36.3 million, or an average price of $1,530 per acre.

•	2,784 acres in Taylor County for $12.5 million, or an average price of $4,500 per acre.

•	29,742 acres primarily within Liberty and Wakulla Counties for $39.5 million, or an average price of $1,330 per acre.

•	29,343 acres primarily within Leon County, Florida and Stewart County, Georgia, for $38.4 million, or an average price of $1,308 per acre.

During 2007, we closed the following significant sales:

•	19,989 acres in Wakulla and Jefferson Counties for $28.5 million, or an average price of $1,425 per acre.

•	33,035 acres in Southwest Georgia for $46.4 million, or an average price of $1,405 per acre.

•	26,943 acres in Liberty and Gadsden Counties for $34.5 million, or an average price of $1,281 per acre.

•	3,024 acres in Wakulla County for $9.1 million, or an average price of $3,000 per acre.

•	15,250 acres in Liberty County for $19.1 million, or an average price of $1,251 per acre.

Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another. Cost of sales decreased during 2008 compared to 2007 primarily due to a higher cost basis associated with the sale of our southwest Georgia property in 2007, which we purchased in 2005.

In 2009, we also began selling credits to developers from our wetlands mitigation banks.

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

The table below sets forth the results of our continuing operations of our forestry segment for the three years ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Revenues:
Timber sales	$26.6	$26.6	$25.8
Expenses:
Cost of timber sales	19.1	19.8	20.8
Other operating expenses	2.0	1.9	1.7
Depreciation and amortization	2.3	2.5	2.6
Restructuring charge	0.1	0.2	0.1

Total expenses	23.5	24.4	25.2

Other income	1.7	1.7	2.3

Pre-tax income from continuing operations	$4.8	$3.9	$2.9

We have a wood fiber supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”) which expires on June 30, 2012. Although Smurfit-Stone filed for bankruptcy protection in 2008, the supply agreement remains in effect at this time, and Smurfit-Stone is current in its payments. Sales under this agreement were $14.9 million (701,000 tons) in 2009, $12.9 million (691,000 tons) in 2008 and $13.3 million (746,000 tons) in 2007.

Sales to customers other than Smurfit-Stone totaled $11.1 million (544,000 tons) in 2009, $13.4 million (687,000 tons) in 2008 and $12.5 million (713,000 tons) in 2007. The decrease in revenues from 2008 to 2009 was primarily due to the decrease in tons sold. The increase in revenues from 2007 to 2008 was primarily due to higher selling prices in 2008.

Our 2009 and 2008 sales revenues also included $0.6 million and $0.3 million, respectively, related to land management services performed in connection with certain conservation properties. We plan to seek other customers for our conservation land management services.

Gross margins as a percentage of revenue were 28% in 2009, 26% in 2008 and 19% in 2007. The increase in margin from 2008 to 2009 was primarily due to a decrease in operating expenses included in cost of sales. The increase in margin from 2007 to 2008 was primarily due to a decrease in cut and haul costs and the mix of products sold.

Other income consists primarily of income from hunting leases. Other income decreased $0.6 million in 2008 compared to 2007 primarily due to a decrease in hunting lease income as a result of our reduced land holdings.

We are continuing to explore alternative sources of revenue from our extensive timberland and rural land holdings. For example, in 2010, we will begin participating in a government sponsored biomass crop assistance program that will provide us additional revenues related to wood products subsequently used in energy production.

On February 27, 2009, we sold our remaining inventory and equipment assets related to our Sunshine State Cypress mill and mulch plant for $1.6 million. We received $1.3 million in cash and a note receivable of $0.3 million. The sale agreement also included a long-term lease of a building facility. Included in 2007 discontinued operations is an impairment charge of $7.4 million pre-tax which includes $7.3 million to reduce the goodwill carrying value of Sunshine State Cypress to zero and $0.1 million of estimated selling costs.

Discontinued operations related to the sale of Sunshine State Cypress for the three years ended December 31 are as follows:

	2009	2008	2007
	(In millions)

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$1.7	$6.7	$7.7

Pre-tax (loss)	(0.4)	(1.6)	(5.7)

Pre-tax gain on sale	0.1	—	—
Income taxes (benefit)	(0.1)	(0.6)	(2.2)

(Loss) from discontinued operations	$(0.2)	$(1.0)	$(3.5)

Liquidity and Capital Resources

We generated cash during 2009 from:

•	Sales of land holdings and other non-strategic assets,

•	Operations, and

•	Tax refunds.

We used cash during 2009 for:

•	Operations,

•	Real estate development and construction, and

•	Payments of property taxes.

As of December 31, 2009, we had cash and cash equivalents of $163.8 million, compared to $115.5 million as of December 31, 2008. Our increase in cash and cash equivalents in 2009 primarily relates to our operating activities as described below.

We invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.

We believe that our current cash position, our undrawn $125 million revolving credit facility and the cash we anticipate to generate from operating activities and tax refunds will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures and provides us with the financial flexibility to withstand the current market downturn.

In September 2008, we entered into a $100 million revolving credit facility with Branch Banking and Trust Company (“BB&T”). On October 15, 2009, we amended the credit facility to extend the term to September 19, 2012, and lower our required minimum tangible net worth amount to $800 million. In addition, the amendment also modified our pricing terms to reflect current market pricing. In addition, on December 23, 2009, we further amended the credit facility to increase its size to $125 million. Deutsche Bank provided the additional $25 million commitment.

We have the option to request an increase in the principal amount available under the credit facility up to $200 million through syndication on a best efforts basis. The Credit Agreement provides for swing advances of up to $5 million and the issuance of letters of credit of up to $30 million. No funds have been drawn on the credit facility as of December 31, 2009. The proceeds of any future borrowings under the credit facility may be used for general corporate purposes. We have pledged 100% of the membership interests in our largest subsidiary, St. Joe Timberland Company of Delaware, LLC, as security for the credit facility. We have also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

As more fully described in Note 13 of our consolidated financial statements, the credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The recent amendment also limits the amount of our investments not otherwise permitted by the credit facility to $175 million and the amount of our additional debt not otherwise permitted by the credit facility to $175 million. We were in compliance with our debt covenants at December 31, 2009.

On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport under construction in Northwest Florida. Southwest has agreed that service at the new airport will consist of at least two daily non-stop flights from Northwest Florida to each of four destinations for a total of eight daily non-stop flights.

We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. These cash payments and reimbursements could have a significant effect on our cash flows and results of operations starting in the second half of 2010, depending on the results of Southwest’s operations of the air service.

The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the new airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by us if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. We may also terminate the agreement if Southwest has not commenced air service to the new airport within 90 days of its opening. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.

Cash Flows from Operating Activities

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land sales segment, our timberland operations and land developed by the commercial real estate segment, are included in operating activities on the statement of cash flows.

Net cash provided by (used in) operations was $50.7 million during 2009 compared to $48.5 million during 2008 and $(209.3) million in 2007. Total capital expenditures for our residential real estate segment in 2009, 2008 and 2007 were $13.4 million, $27.1 million and $214.3 million, respectively. The 2008 expenditures were net of an $11.6 million reimbursement received from a community development district (“CDD”) bond issue at one of our residential communities. Additional capital expenditures in 2009, 2008 and 2007 totaled $2.4 million, $5.3 million and $13.2 million, respectively, and primarily related to commercial real estate development.

The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. Prior to 2009, we devoted significant resources to the development of several new large-scale residential communities, including WindMark Beach, RiverTown and WaterSound. Because of adverse market conditions and the substantial progress on these large-scale developments, we have significantly reduced our capital expenditures over the past three years. We expect our 2010 capital expenditures to be close to 2008 levels as the development of our lands in the West Bay sector commences. We anticipate that future capital commitments will be funded through our cash balances and credit facility.

The 2007 expenditures also included the purchase of the Greg Norman-designed Shark’s Tooth Golf Club, together with 28 fully-developed homesites in the Wild Heron community, additional land parcels and a beach club, all near Panama City Beach, Florida, for approximately $30.0 million.

In 2009 we implemented a tax planning strategy in order to take advantage of certain tax loss carrybacks which expire in 2009. Our current income tax receivable was $62.4 million at December 31, 2009 and $32.3 million at December 31, 2008. We received this $32.3 million in income tax refunds during 2009. We anticipate we will receive most of the $62.4 million tax receivable during the second half of 2010 which will provide us with additional liquidity. In 2007 we made $188.5 million in tax payments, which included $86.0 million related to an IRS settlement for the years 2000 through 2004 in the first quarter of 2007. The disposition of our office building portfolio also required us to make significant estimated tax payments during 2007.

During the fourth quarter of 2009, we received $11.0 million from the sale of our Victoria Park community which consisted of homes, homesites, undeveloped land, notes receivable and a golf course and $3.0 million from the sale of our St. Johns Golf and Country Club golf course. In addition, we received approximately $7.0 million in cash proceeds in connection with the sale of our SevenShores condominium and marina development project during the third quarter of 2009. The discontinued cash flows associated with our golf course operations were not material to our operating cash flows.

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

During 2008 and 2007, we increased our operating cash flows as a result of large tract rural land sales. During 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We received $96.1 million in net cash proceeds from the monetization of these installment notes. During 2007, we sold 53,024 acres of timberland in two separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $74.9 million. These notes were subsequently monetized for $66.9 million in net cash proceeds. We did not enter into any installment note sales during 2009.

Cash Flows from Investing Activities

Cash flows from investing activities include cash flows from the sale of office buildings, the sale of other assets not held for sale, distributions of capital from unconsolidated affiliates, acquisitions of property using tax deferred proceeds and the purchase of fixed assets. Net cash (used in) provided by investing activities was $0.2 million in 2009 compared to $(1.4) million in 2008 and $326.7 million in 2007.

During the second and third quarters of 2007, we closed on the sale of our office building portfolio, containing 17 buildings with approximately 2.3 million net rentable square feet, for an aggregate sales price of $377.5 million. We also defeased approximately $29.3 million of mortgage debt in connection with the sale. Net proceeds from the sale were used to pay taxes and pay down debt.

On May 3, 2007, we sold Saussy Burbank, our mid-Atlantic homebuilding operations, for $76.3 million, consisting of $36.0 million in cash and approximately $40.3 million in seller financing. Net proceeds from this transaction were used to pay taxes and pay down debt.

On April 25, 2007, we purchased the Bay Point Marina in Bay County near Panama City Beach, Florida for approximately $9.8 million.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $(2.6) million in 2009, $44.2 million in 2008 and $(130.0) million in 2007.

In an effort to enhance our financial flexibility, on March 3, 2008, we sold 17,145,000 shares of our common stock, at a price of $35.00 per share. We received net proceeds of $580.1 million in connection with the public offering which were used to prepay in full (i) a $100 million term loan, (ii) the entire outstanding balance (approximately $160 million) of our previous $500 million senior revolving credit facility and (iii) senior notes with an outstanding principal amount of $240.0 million together with a make-whole amount of approximately $29.7 million.

As previously discussed, we monetized notes receivable from rural land installment sales in 2008 and 2007. Proceeds from these transactions were used to reduce debt.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for future assessments which are fixed or determinable and will be levied against our properties. Accordingly, we have recorded debt of $12.4 million and $11.9 million related to CDD bonds as of December 31, 2009 and December 31, 2008, respectively. We retired approximately $30.0 million of CDD debt with the proceeds of our common stock offering during 2008.

Executives have surrendered a total of 2,429,255 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. For 2009, 2008 and 2007, 40,281 shares worth $1.1 million, 77,077 shares worth $2.8 million and 58,338 shares worth $2.1 million, respectively, were surrendered by executives for the cash payment of taxes due on exercised stock options and vested restricted stock.

We eliminated our quarterly dividend during the fourth quarter of 2007. We paid dividends of $35.6 million in 2007.

Cash flows from discontinued operations are reported in the consolidated statement of cash flows as operating, investing and financing along with our continuing operations.

Off-Balance Sheet Arrangements

During 2008 and 2007, we sold 79,031 acres and 53,024 acres, respectively, of timberland in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million and $74.9 million, respectively. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified special purpose entities (“QSPEs”). The QSPEs’ financial position and results are not consolidated in our financial statements.

During 2008 and 2007, the QSPEs monetized $108.4 million and $74.9 million, respectively, of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $96.1 million and $66.9 million in net proceeds were distributed to us during 2008 and 2007, respectively. The debt securities are payable solely out of the assets of the QSPEs and proceeds from the letters of credit. The investors in the QSPEs have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all QSPEs of $9.9 million for all installment notes monetized through December 31, 2009, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates. In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. We did not record any impairment adjustments as a result of changes in previously projected cash flows during 2009, 2008 and 2007. We deferred approximately $97.1 million and $63.4 million of gain for income tax purposes through this QSPE/installment sale structure during 2008 and 2007, respectively.

Contractual Obligations and Commercial Commitments at December 31, 2009

	Payments Due by Period
		Less Than			More Than
Contractual Cash Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Debt(2)	$39.5	$1.8	$4.0	$3.1	$30.6
Interest related to community development district debt	14.3	0.9	1.7	1.7	10.0
Purchase obligations(3)	4.5	4.5	—	—	—
Operating leases	4.6	2.3	2.3	—	—

Total Contractual Cash Obligations	$62.9	$9.5	$8.0	$4.8	$40.6

(1)	Excludes standby guarantee liability of $0.8 million and FIN 48 tax liability of $1.4 million due to uncertainty of payment periods.

(2)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $27.1 million, which will be paid by pledged treasury securities.

(3)	These aggregate amounts include individual contracts in excess of $0.1 million.

	Amount of Commitment Expirations per Period
	Total Amounts	Less Than			More Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Surety bonds	$28.1	$25.7	$2.4	$—	$—
Standby letters of credit	2.5	2.5	—	—	—

Total Commercial Commitments	$30.6	$28.2	$2.4	$—	$—

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk related to our $125 million credit facility. As of December 31, 2009, we had no amounts drawn under our credit facility. The interest on borrowings under the credit facility is based on either LIBOR rates or certain base rates established by the credit facility. The applicable interest rate for LIBOR rate loans is based on the higher of (a) an adjusted LIBOR rate plus the applicable interest margin (ranging from 2.00% to 2.75%), determined based on the ratio of our total indebtedness to total asset value, or (b) 4.00%. The applicable interest rate for base rate loans is based on the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus the applicable interest margin (ranging from 1.00% to 1.75%). The credit facility also has an unused commitment fee payable quarterly at an annual rate of 0.50%.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2009.

Expected Contractual Maturities

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
	($ in millions)

Long-term Debt
Fixed Rate	$1.8	$2.0	$2.0	$1.6	$1.5	$30.6	$39.5	$39.5
Wtd. Avg. Interest Rate	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%

We estimate the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2009, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rates and market values.

Item 7.	Financial Statements and Supplementary Data

The Financial Statements and related notes on pages F-2 to F-42 and the Report of Independent Registered Public Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting.  During the quarter ended December 31, 2009 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders
The St. Joe Company:

We have audited The St. Joe Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flow for each of the years in the three-year period ended December 31, 2009 and the related financial statement schedule, and our report dated February 23, 2010, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 23, 2010

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, nominees for director, executive officers and certain corporate governance matters is described in our proxy statement relating to our 2010 annual meeting of shareholders to be held on May 11, 2010 (the “proxy statement”). This information is set forth in the proxy statement under the captions “Proposal No. 2 — Election of Directors”, “Executive Officers”, and “Corporate Governance and Related Matters.” This information is incorporated by reference.

Item 10.	Executive Compensation

Information concerning compensation of our executive officers for the year ended December 31, 2009, is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management is set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement and is incorporated by reference.

Equity Compensation Plan Information

Our shareholders have approved all of our equity compensation plans. These plans are designed to further align our directors’ and management’s interests with our long-term performance and the long-term interests of our shareholders.

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2009:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	531,856	$35.37	1,994,249
Equity compensation plans not approved by security holders	—	—	—

Total	531,856	$35.37	1,994,249

For additional information regarding our equity compensation plans, see Note 2 to the consolidated financial statements under the heading, “Stock-Based Compensation”.

Item 12.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2009 and director independence is set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our proxy statement. This information is incorporated by reference.

Item 13.	Principal Accountant Fees and Services

Information concerning our independent registered public accounting firm is presented under the caption “Audit Committee Information” in our proxy statement and is incorporated by reference.

PART IV

Item 14.	Exhibits and Financial Statement Schedule

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

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form S-3 (File 333-116017)).
3.2		Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed on December 17, 2004).
10.1		Credit Agreement dated September 19, 2008 by and among the registrant and Branch Banking and Trust Company, as agent and lender, and BB&T Capital Markets, as lead arranger ($100 million credit facility) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 24, 2008).
10.2		First Amendment to Credit Agreement dated October 30, 2008 by and between the registrant and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).
10.3		Second Amendment to Credit Agreement dated February 20, 2009 by and between the registrant and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.4		Third Amendment to Credit Agreement dated May 1, 2009 by and between the registrant and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.5		Fourth Amendment to Credit Agreement dated October 15, 2009 by and between the registrant and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 20, 2009).
10.6		Fifth Amendment to Credit Agreement dated December 23, 2009 by and among the registrant, Branch Banking and Trust Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 23, 2009).
10	.7*	Strategic Alliance Agreement for Air Service dated October 21, 2009 by and between the registrant and Southwest Airlines Co.
10.8		Letter Agreement dated April 6, 2009 by and among the registrant, Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 7, 2009).
10.9		Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.10		Form of First Amendment to Executive Employment Agreement (regarding Section 409A compliance)(incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.11		Second Amendment to Employment Agreement of Wm. Britton Greene dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.12		Form of Amendment to Executive Employment Agreement (regarding additional Section 409A compliance matters).
10.13		Employment Agreement of Stephen W. Solomon dated April 1, 1999 (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.14		First Amendment to Employment Agreement of Stephen W. Solomon (incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.15		Severance Agreement of Stephen W. Solomon dated April 1, 1999 (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.16		First Amendment to Severance Agreement of Stephen W. Solomon (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
Number	Description

10.17	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.18	Deferred Capital Accumulation Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.19	Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.20	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File 333-160916)).
10.21	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.22	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.23	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.24	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.25	2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement on Schedule 14A filed on March 31, 2009).
10.26	Form of Stock Option Agreement (for awards prior to July 27, 2006) (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.27	Form of Restricted Stock Agreement (for awards prior to July 27, 2006) (incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K filed on September 23, 2004).
10.28	Form of Amendment to Restricted Stock Agreements and Stock Option Agreements (for awards outstanding on July 27, 2006)(incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006).
10.29	Form of Stock Option Agreement (for awards from July 27, 2006 through May 12, 2009)(incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.30	Form of Restricted Stock Agreement (for awards with time-based vesting conditions from July 27, 2006 through May 12, 2009)(incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.31	Form of Restricted Stock Agreement under 2001 Stock Incentive Plan (with performance-based vesting conditions)(incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.32	Form of First Amendment to Restricted Stock Agreement under 2001 Stock Incentive Plan (with performance-based vesting conditions)(incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.33	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with performance-based vesting conditions)(incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).
10.34	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with time-based vesting conditions)(incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).
10.35	Form of Director Election Form describing director compensation (updated May 2009)(incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.36	2009 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 31, 2009).

Exhibit
Number	Description

10.37	2010 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).
10.38	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).
14.1	Code of Conduct (revised December 4, 2006)(incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 7, 2006).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer
99.1	Supplemental information regarding sales activity and other quarterly and year end information.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of the agreement. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized representative.

The St. Joe Company

By:	/s/ Wm. Britton Greene
Wm. Britton Greene
President and Chief Executive Officer

Dated: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of February 23, 2010.

Signature	Title

/s/ Wm. Britton Greene Wm. Britton Greene	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William S. McCalmont William S. McCalmont	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Janna L. Connolly Janna L. Connolly	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael L. Ainslie Michael L. Ainslie	Director

/s/ Hugh M. Durden Hugh M. Durden	Director and Chairman of the Board

/s/ Thomas A. Fanning Thomas A. Fanning	Director

/s/ Dr. Adam W. Herbert, Jr. Dr. Adam W. Herbert, Jr.	Director

/s/ Delores M. Kesler Delores M. Kesler	Director

/s/ John S. Lord John S. Lord	Director

/s/ Walter L. Revell Walter L. Revell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The St. Joe Company:

We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flow for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
February 23, 2010

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Investment in real estate	$749,500	$890,583
Cash and cash equivalents	163,807	115,472
Notes receivable	11,503	50,068
Pledged treasury securities	27,105	28,910
Prepaid pension asset	42,274	41,963
Property, plant and equipment, net	15,269	19,786
Income taxes receivable	62,392	32,308
Other assets	26,290	35,199
Assets held for sale	—	3,989

	$1,098,140	$1,218,278

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$39,508	$49,560
Accounts payable and other	13,781	22,594
Accrued liabilities and deferred credits	91,250	92,636
Deferred income taxes	58,316	61,501
Liabilities associated with assets held for sale	—	586

Total liabilities	202,855	226,877
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,557,167 and 122,438,699 issued at December 31, 2009 and 2008, respectively	921,613	914,456
Retained earnings	915,981	1,046,000
Accumulated other comprehensive (loss)	(12,558)	(42,660)
Treasury stock at cost, 30,275,716 and 30,235,435 shares held at December 31, 2009 and 2008, respectively	(930,124)	(929,167)

Total stockholders’ equity	894,912	988,629

Noncontrolling interest	373	2,772

Total equity	895,285	991,401

Total liabilities and equity	$1,098,140	$1,218,278

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands except per share amounts)

Revenues:
Real estate sales	$78,758	$194,545	$307,896
Resort and club revenues	29,730	32,745	30,250
Timber sales	26,584	26,638	25,821
Other revenues	3,185	4,230	7,584

Total revenues	138,257	258,158	371,551

Expenses:
Cost of real estate sales	60,439	53,129	145,801
Cost of resort and club revenues	32,308	38,638	33,380
Cost of timber sales	19,113	19,842	20,780
Cost of other revenues	2,247	3,030	5,917
Other operating expenses	39,984	53,516	68,413
Corporate expense, net	24,300	29,941	29,003
Depreciation and amortization	15,115	16,040	17,855
Pension charges	46,042	4,177	3,783
Impairment losses	102,683	60,354	13,609
Restructuring charges	5,368	4,253	8,881

Total expenses	347,599	282,920	347,422

Operating (loss) profit	(209,342)	(24,762)	24,129

Other income (expense):
Investment income, net	3,388	6,061	5,307
Interest expense	(1,157)	(4,483)	(20,043)
Other, net	1,984	(7,667)	2,030
Loss on early extinguishment of debt	—	(30,554)	—
Gain on disposition of assets	—	—	7,997

Total other income (expense)	4,215	(36,643)	(4,709)

(Loss) income from continuing operations before equity in loss of unconsolidated affiliates and income taxes	(205,127)	(61,405)	19,420
Equity in loss of unconsolidated affiliates	(122)	(330)	(5,331)
Income tax (benefit) expense	(81,222)	(26,613)	1,264

(Loss) income from continuing operations	(124,027)	(35,122)	12,825

Discontinued operations:
(Loss) from discontinued operations, net of tax	(6,888)	(1,568)	(1,654)
Gain on sales of discontinued operations, net of tax	75	—	29,128

(Loss) income from discontinued operations, net of tax	(6,813)	(1,568)	27,474

Net (loss) income	$(130,840)	$(36,690)	$40,299
Less: Net (loss) income attributable to noncontrolling interest	(821)	(807)	1,092

Net (loss) income attributable to the Company	$(130,019)	$(35,883)	$39,207

(LOSS) EARNINGS PER SHARE
Basic
(Loss) income from continuing operations attributable to the Company	$(1.35)	$(0.38)	$0.16
(Loss) income from discontinued operations attributable to the Company	$(0.07)	$(0.02)	$0.37

Net (loss) income attributable to the Company	$(1.42)	$(0.40)	$0.53

Diluted
(Loss) income from continuing operations attributable to the Company	$(1.35)	$(0.38)	$0.16
(Loss) income from discontinued operations attributable to the Company	$(0.07)	$(0.02)	$0.37

Net (loss) income attributable to the Company	$(1.42)	$(0.40)	$0.53

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
	(Dollars in thousands, except per share amounts)

Balance at January 1, 2007	74,272,665	$308,060	$1,078,312	$(1,033)	$(924,259)	$10,533	$471,613

Comprehensive income:
Net income	—	—	39,207	—	—	1,092	40,299
Amortization of pension and postretirement benefit costs, net	—	—	—	692	—	—	692
Actuarial change in pension and postretirement benefits, net	—	—	—	3,616	—	—	3,616

Total comprehensive income	—	—	—	—	—	—	44,607

Distributions	—	—	—	—	—	(5,349)	(5,349)
Issuances of restricted stock	376,913	—	—	—	—	—	—
Forfeitures of restricted stock	(147,767)	—	—	—	—	—	—
Dividends ($0.48 per share)	—	—	(35,636)	—	—	—	(35,636)
Issuances of common stock	153,983	4,338	—	—	—	—	4,338
Excess tax benefit on options exercised and vested restricted stock	—	270	—	—	—	—	270
Amortization of stock- based compensation	—	8,837	—	—	—	—	8,837
Purchases of treasury shares	(58,338)	—	—	—	(2,063)	—	(2,063)

Balance at December 31, 2007	74,597,456	$321,505	$1,081,883	$3,275	$(926,322)	$6,276	$486,617

Comprehensive (loss):
Net (loss)	—	—	(35,883)	—	—	(807)	(36,690)
Amortization of pension and postretirement benefit costs, net	—	—	—	757	—	—	757
Pension settlement and curtailment costs, net	—	—	—	2,568	—	—	2,568
Actuarial change in pension and postretirement benefits, net	—	—	—	(49,260)	—	—	(49,260)

Total comprehensive (loss )	—	—	—	—	—	—	(82,625)

Distributions	—	—	—	—	—	(2,697)	(2,697)
Issuances of restricted stock	734,828	—	—	—	—	—	—
Forfeitures of restricted stock	(253,037)	—	—	—	—	—	—
Issuances of common stock, net of offering costs	17,201,082	581,455	—	—	—	—	581,455
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(56)	—	—	—	—	(56)
Amortization of stock- based compensation	—	11,552	—	—	—	—	11,552
Purchases of treasury shares	(77,065)	—	—	—	(2,845)	—	(2,845)

Balance at December 31, 2008	92,203,264	$914,456	$1,046,000	$(42,660)	$(929,167)	$2,772	$991,401

Comprehensive (loss):
Net (loss)	—	—	(130,019)	—	—	(821)	(130,840)
Amortization of pension and postretirement benefit costs, net	—	—	—	1,544	—	—	1,544
Pension settlement and curtailment costs, net	—	—	—	28,316	—	—	28,316
Actuarial change in pension and postretirement benefits, net	—	—	—	242	—	—	242

Total comprehensive (loss )	—	—	—	—	—	—	(100,738)

Distributions	—	—	—	—	—	(1,578)	(1,578)
Issuances of restricted stock	332,741	—	—	—	—	—	—
Forfeitures of restricted stock	(246,430)	—	—	—	—	—	—
Issuances of common stock	32,157	718	—	—	—	—	718
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(801)	—	—	—	—	(801)
Amortization of stock- based compensation	—	7,240	—	—	—	—	7,240
Purchases of treasury shares	(40,281)	—	—	—	(957)	—	(957)

Balance at December 31, 2009	92,281,451	$921,613	$915,981	$(12,558)	$(930,124)	$373	$895,285

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(130,840)	$(36,690)	$40,299
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,112	17,362	23,927
Stock-based compensation	7,240	11,552	8,837
Equity in loss of unconsolidated joint ventures	122	330	5,129
Distributions of income from unconsolidated affiliates	—	—	710
Deferred income tax expense (benefit)	(20,667)	3,973	(128,994)
Loss on early extinguishment of debt	—	30,554	—
Impairment losses	113,039	60,545	23,201
Pension settlement	46,042	—	—
Cost of operating properties sold	58,695	47,025	199,858
Expenditures for operating properties	(15,841)	(32,379)	(227,540)
Write-off of previously capitalized home building costs	—	—	705
Gains on dispositions of assets	—	—	(55,384)
Changes in operating assets and liabilities:
Notes receivable	6,625	5,280	9,289
Other assets	8,399	10,569	(18,192)
Accounts payable and accrued liabilities	(8,107)	(29,296)	(89,262)
Income taxes receivable / payable	(30,084)	(40,366)	(1,927)

Net cash provided by (used in) operating activities	50,735	48,459	(209,344)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,538)	(2,278)	(5,583)
Purchases of investments in real estate	—	—	(14,163)
Maturities and redemptions of investments, held to maturity	—	619	(488)
Contribution of capital to unconsolidated affiliate	—	—	(496)
Proceeds from the disposition of assets	2,221	—	36,000
Proceeds from sale of discontinued operations	—	—	311,425
Distributions from unconsolidated affiliates	535	—	—
Investments in unconsolidated affiliates	—	240	—

Net cash (used in) provided by investing activities	218	(1,419)	326,695

Cash flows from financing activities:
Net borrowings from revolving credit agreements	—	35,000	592,000
Repayment of borrowings under revolving credit agreements	—	(167,000)	(520,000)
Repayments of other long-term debt	—	(370,000)	(163,581)
Make whole payment in connection with prepayment of senior notes	—	(29,690)	—
Distributions to minority interest partner	(1,578)	(2,697)	(5,349)
Proceeds from exercises of stock options	718	1,653	4,338
Issuance of common stock	—	579,802	—
Dividends paid to stockholders	—	—	(35,636)
Excess (reduction in) tax benefits from stock-based compensation	(801)	(56)	270
Taxes paid on behalf of employees related to stock-based compensation	(957)	(2,845)	(2,063)

Net cash provided by (used in) financing activities	(2,618)	44,167	(130,021)

Net increase (decrease) in cash and cash equivalents	48,335	91,207	(12,670)
Cash and cash equivalents at beginning of year	115,472	24,265	36,935

Cash and cash equivalents at end of year	$163,807	$115,472	$24,265

See notes to consolidated financial statements.

	2009	2008	2007

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$284	$11,969	$34,730
Income taxes (received) paid, net	(34,160)	8,833	188,457
Capitalized interest	44	1,582	8,778
Non-cash financing and investment activities:
Issuance of restricted stock, net of forfeitures	$(713)	$12,255	$7,336
Assumption of mortgage by purchaser of commercial building	—	—	(28,551)
Forgiveness of debt in connection with sale of marina/condominium project	(5,478)	—	—
Decrease in notes receivable related to take back of real estate inventory	(399)	—	—
Notes receivable written-off in connection with sales transactions	(13,347)	—	—
Decrease in note payable satisfied by deed of land and land improvements	(3,450)	—	—
Net increase in Community Development District Debt	546	6,251	31,807
(Decrease) increase in pledged treasury securities related to defeased debt	(1,805)	(1,761)	30,671

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

During 2009, the Company sold non-strategic assets including its Victoria Park community, which consisted of homesites, homes, undeveloped land, notes receivable and a golf course, St. Johns Golf and Country Club golf course and its SevenShores condominium and marina development project. The Company also sold its remaining inventory and equipment assets related to its cypress sawmill and mulch plant, Sunshine State Cypress, Inc. during 2009, which assets and liabilities were classified as held for sale at December 31, 2008. During the year ended December 31, 2007, the Company sold its office building portfolio, consisting of 17 buildings, and Saussy Burbank, its mid-Atlantic homebuilding operations. Certain operating results associated with these entities have been classified as discontinued operations for all periods presented through the period in which they were sold (see Note 4).

The Company currently conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry.

Real Estate

The residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes primarily on its existing land. The Company owns large tracts of land in Northwest Florida, including large tracts near Tallahassee and Panama City, and significant Gulf of Mexico beach frontage and waterfront properties.

The commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, office, industrial and multi-family uses. The Company sells and develops commercial land and provides development opportunities for national and regional commercial retailers and strategic partners in Northwest Florida. The Company also offers for sale land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family residential rental projects.

The rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses located primarily in Northwest Florida. The rural land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited development activity including improved roads, ponds and fencing.

Forestry

The forestry segment focuses on the management and harvesting of the Company’s extensive timber holdings, as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is one of the largest private owners of land in Florida, most of which is currently managed as timberland. The principal products of the Company’s forestry operations are pine pulpwood and timber and forest products.

Approximately one-half of the wood harvested by the Company is sold under a long-term wood fiber supply agreement with the Smurfit-Stone Container Corporation. The 12-year agreement, which ends on June 30, 2012, requires an annual pulpwood volume of 700,000 tons per year that must come from company-owned fee simple lands. Although Smurfit-Stone filed for bankruptcy protection in 2008, the supply agreement remains in effect at this time, and Smurfit-Stone is current in its payments. At December 31, 2009,

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 289,000 acres were encumbered, subject to certain restrictions, by this agreement, although the obligation may be transferred to a third party if a parcel is sold.

2.	Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The operations of dispositions and assets classified as held for sale in which the Company has no significant continuing involvement are included in discontinued operations through the dates that they were sold. Investments in joint ventures and limited partnerships in which the Company does not have majority voting control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current period classifications. In January 2009, the Company adopted the required accounting and reporting standards related to a noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The new standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. Accordingly, prior period amounts have been reclassified to reflect this requirement.

The Company has also separately disclosed the results from its resort and club operations in the consolidated statements of operations effective in 2009. These amounts were previously reported in other revenues and other cost of revenues. Prior period amounts have been reclassified to conform to the current year presentation. Resort and club operations are included within the residential real estate segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investments in real estate, impairment assessments, prepaid pension asset, accruals, valuation of standby guarantee liability and deferred taxes. Actual results could differ from those estimates.

Because of the recession and the adverse market conditions that currently exist in the Florida and national real estate markets and financial and credit markets, it is possible that the estimates and assumptions, most notably those involving the Company’s investment in real estate, could change materially during the time span associated with the continued weakened state of these real estate markets and financial markets, respectively.

Revenue Recognition

Revenues consist primarily of real estate sales, timber sales, resort and club operations and other revenues.

Revenues from real estate sales, including sales of rural land, residential homes (including detached single-family and attached townhomes) and homesites, and commercial buildings, are recognized upon closing

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of sales contracts. A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project.

Revenues for multi-family residences under construction are recognized using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. The Company reviews the collectibility of contract receivables and, in the event of cancellation or default, adjusts the percentage-of-completion calculation accordingly. There were no contract receivables at December 31, 2009 and 2008, respectively. Revenue for multi-family residences is recognized at closing using the full accrual method of accounting if the criteria for using the percentage-of-completion method are not met before construction is substantially completed.

Percentage-of-completion accounting is also used for our homesite sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Resort and club revenues include service and rental fees associated with the WaterColor Inn, WaterColor and WaterSound vacation rental programs and other resort, golf club and marina operations. These revenues are generally recognized as services are provided. Golf membership revenues are deferred and recognized ratably over the membership period.

Other revenues consist of rental revenues and brokerage fees. Rental revenues are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Tenant reimbursements are included in rental revenues. Brokerage fees are recorded as the services are provided.

Revenues from sales of forestry products are recognized generally on delivery of the product to the customer.

Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenues and costs and expenses.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) differs from net income (loss) due to changes in the funded status of certain Company benefit plans (see Note 16). The Company has elected to disclose comprehensive income (loss) in its Consolidated Statements of Changes in Equity.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities at acquisition date of 90 days or less.

Accounts and Notes Receivable

Substantially all of the Company’s trade accounts receivable and notes receivable are due from customers located within the United States. The Company evaluates the carrying value of trade accounts receivable and notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon a review of entity specific facts or when terms are modified. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. In addition, the Company utilized a discounted cash flow method to record its investment in retained beneficial interests at fair value (see Note 3).

Investment in Real Estate

Costs associated with a specific real estate project are capitalized during the development period. The Company capitalizes costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as internal costs of a regional project field office, are also capitalized. Interest is capitalized (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development. If the Company determines not to complete a project, any previously capitalized costs are expensed in the period such determination is made.

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

Investment in real estate is carried at cost, net of depreciation and timber depletion. Depreciation is computed on straight-line method over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method, whereby capitalized timber costs are accumulated and expensed as units are sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the useful lives of various assets, generally 3-10 years.

Long-Lived Assets and Discontinued Operations

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair market value less costs to sell. The operations and gains on sales reported in discontinued operations include operating properties sold during the year and assets classified as held-for-sale for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement or significant cash flows after disposition. The operations from these assets have been eliminated from ongoing operations. Prior periods have been reclassified to reflect the operations of these assets as discontinued operations. The operations and gains on sales of operating assets for which the Company has continuing involvement or significant cash flows are reported as income from continuing operations.

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

The majority of notes receivable are from homebuilders and other entities associated with the real estate industry. As with many entities in the real estate industry, revenues have contracted for these companies, and they may be increasingly dependent on their lenders’ continued willingness to provide funding to maintain ongoing liquidity. The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date.

There are not any other entity specific facts which currently cause the Company to believe that the remaining notes receivable will be realized at amounts below their carrying values; however, due to the collapse of real estate markets and tightened credit conditions, the collectability of these receivables represents a risk to the Company and changes in the likelihood of collectability could adversely impact the accompanying financial statements.

In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and balance sheet.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport under construction in Northwest Florida. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of the Company’s break-even payments.

The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the new airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The Company may also terminate the agreement if Southwest has not commenced air service to the new airport within 90 days of its opening. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement. See Note 3 for further discussion of this standby guarantee.

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on our real estate values.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the vesting period. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or vesting of restricted stock, the Company will issue new common stock.

Stock Options and Non-vested Restricted Stock

The Company offers a stock incentive plan whereby awards may be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the award agreements). Non-vested restricted shares generally vest over requisite service periods of three or four years and are considered to be outstanding shares, beginning on the date of each grant. Stock option awards are granted with an exercise price equal to market price of the Company’s stock on the date of grant. The options vest over requisite service periods and are exercisable in equal installments on the third, fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 10 years after the date of grant. The Company has allocated 2 million shares for future issuance under its 2009 stock incentive plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Total stock-based compensation recognized on the Consolidated Statements of Operations for the three years ended December 31, 2009 as corporate expense is as follows:

	2009	2008	2007

Stock option expense	$850	$1,220	$1,678
Restricted stock expense(a)	7,849	10,332	7,159

Total charged against income before tax benefit	$8,699	$11,552	$8,837

Amount of related income tax benefit recognized in income	$3,456	$5,025	$2,868

(a) Includes $1.5 million related to accrued cash liability awards at December 31, 2009.

No stock options were granted in 2009 or 2008. Presented below are the per share weighted-average fair value of stock options granted during 2007 using the Black Scholes option-pricing model, along with the assumptions used.

Weighted Average	2007

Per share weighted average fair value	$17.35
Expected dividend yield	1.15%
Risk free interest rate	4.74%
Expected volatility	22.78%
Expected life (in years)	7

The following table sets forth the summary of option activity outstanding under the stock option program for 2009:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value ($000)

Balance at December 31, 2008	611,868	$35.91	—	—
Granted	—	—	—	—
Forfeited or expired	(15,121)	41.08	—	—
Exercised	(32,157)	22.32	—	—

Balance at December 31, 2009	564,590	$36.55	3.0	181

Vested or expected to vest at December 31, 2009	561,317	$36.29	3.0	181

Exercisable at December 31, 2009	531,856	$35.37	2.8	104

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.3 million, $0.6 million and $3.4 million, respectively. The intrinsic value is calculated as the difference between the market value as of the exercise date and the exercise price of the shares. The closing price as of December 31, 2009 was $28.89 per share as reported by the New York Stock Exchange. Shares of Company stock issued upon the exercise of stock options in 2009, 2008 and 2007 were 32,157, 56,082 and 153,983 shares, respectively.

Cash received for strike prices from options exercised under stock-based payment arrangements for 2009, 2008 and 2007 was $0.7 million, $1.6 million and $4.3 million, respectively. The actual tax benefit realized

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the tax deductions from options exercised under stock-based arrangements totaled $0.1 million, $0.2 million and $1.3 million, respectively, for 2009, 2008 and 2007.

		Weighted Average
	Number of	Grant Date
Non-Vested Restricted Shares	Shares	Fair Value

Balance at December 31, 2008	405,662	$43.23
Granted	135,772	22.41
Vested	(173,093)	40.45
Forfeited	(68,526)	37.73

Balance at December 31, 2009	299,815	$36.66

The weighted average grant date fair value of restricted shares granted during 2009, 2008 and 2007 was $22.41, $38.43 and $40.43, respectively.

As of December 31, 2009, there was $5.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock and stock option compensation arrangements which will be recognized over a weighted average period of three years. The total fair values of restricted stock and stock options which vested during the years ended December 31, 2009, 2008 and 2007 were $5.6 million, $10.4 million and $8.2 million, respectively.

Market Condition Grants

In February 2009 and 2008, the Company granted to executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions defined as the Company’s total shareholder return as compared to the total shareholder returns of certain peer groups during a three year performance period.

The Company currently uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and shareholder returns compared to those companies in its peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

A summary of the activity during 2009 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at December 31, 2008	484,182	$27.31
Granted	196,969	15.69
Forfeited	(177,904)	23.95
Vested	—	—

Balance at December 31, 2009	503,247	$23.95

As of December 31, 2009, there was $4.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of two years. At December 31, 2009, the Company accrued $1.5 million related to cash liability awards payable to terminated employees who had been granted market condition restricted shares.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents a reconciliation of average shares outstanding:

	2009	2008	2007

Basic average shares outstanding	91,412,398	89,550,637	73,836,071
Incremental weighted average effect of stock options	—	—	171,530
Incremental weighted average effect of non-vested restricted stock	—	—	293,000

Diluted average shares outstanding	91,412,398	89,550,637	74,300,601

Approximately 0.2 million, 0.4 million and 0.2 million shares were excluded from the computation of diluted earnings (loss) per share during the years ended December 31, 2009, 2008 and 2007, respectively, as the effect would have been anti-dilutive.

Through December 31, 2009, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2009. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to December 31, 2009, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,429,255 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock, for a total of 30,374,866 acquired shares. The Company did not repurchase shares from shareholders during 2009, 2008 and 2007. During 2009, 2008 and 2007, executives surrendered 40,281, 77,077 and 58,338 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

In addition, the Company’s $125 million revolving credit facility requires that the Company not pay dividends or repurchase stock in amounts in excess of any cumulative net income that the Company has earned since January 1, 2007.

Adoption of New Accounting Standards

In September 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles Amendments based on Statement of Financial Accounting Standards (“SFAS”) No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Topic 105”). Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. The disclosure requirements of this FSP are included in Accounting Standard Codification (“ASC”) 715 — Compensation-Retirement Benefits (“ASC 715”) and require the disclosure of more information about investment allocation decisions, major categories of plan assets, including concentrations of risk and fair value measurements, and the fair value techniques and inputs used to measure plan assets. The disclosures about plan assets required by ASC 715 must be provided for fiscal years ending after December 15, 2009. The adoption of ASC 715 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, not as a liability, in the consolidated financial statements. It also requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net income attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 was adopted by the Company as required on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s net (loss) income per share, financial position or changes in equity.

New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe the adoption of ASU No. 2010-06 will have a material impact on its financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU 2009-17, Consolidations (Topic 810) —

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets, while ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-16 represents a revision to the provisions of former SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures. ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The updates require a number of new disclosures. ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The updates to the Codification are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company does not believe Topic 860 will have a material impact on its financial position or results of operations. In addition, the Company holds a retained interest in bankruptcy remote QSPEs established in accordance with ASC 860. The financial position and results of such QSPEs currently are not consolidated in the Company’s financial statements. The Company has evaluated the accounting requirements of Topic 810 and has determined that it will not be required to consolidate the financial position and results of the QSPEs as the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the QSPEs, nor does the Company perform any service activity related to the QSPEs.

In August 2009, the FASB issued ASU No. 2009-05 which provides amendments to ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) for the fair value measurement of liabilities. ASC 820 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. In the absence of a quoted price in an active market for an identical liability at the measurement date, which generally would not be available because liabilities are not exchange-traded, companies may apply approaches that use the quoted price of an investment in the identical liability or similar liabilities traded as assets or other valuation techniques consistent with the fair-value measurement principles in ASC 820. ASC 820 permits fair value measurements of liabilities that are based on the price that the Company would pay to transfer the liability to a new obligor at the measurement date, which is consistent with existing guidance. In addition, a company is permitted to measure the fair value of liabilities using an estimate of the price it would receive to enter into the liability at that date. Such measurements could be achieved using a valuation technique that is consistent with an income-approach valuation technique (e.g., a discounted cash flow technique) or a market approach (e.g., a recent transaction involving the issuance of a similar liability, adjusted for differences between that transaction and the liability being measured). ASC 820 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by generally accepted accounting principles. The Company does not believe the adoption of ASU No. 2009-05 will have a material impact on its financial position or results of operations.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fair Value Measurements

The Company follows the provisions of ASC 820 for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

Fair Value as of December 31, 2009

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market and short term treasury instruments	$143,985	$143,985	$—	$—
Retained interest in QSPEs	9,881	—	—	9,881
Standby guarantee liability	791	—	—	791

Total	$154,657	$143,985	$—	$10,672

Fair Value as of December 31, 2008

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market and short term treasury instruments	$113,667	$113,667	$—	$—
Retained interest in QSPEs	9,518	—	—	9,518

Total	$123,185	$113,667	$—	$9,518

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.3 million in 2009 and 2008. In addition, the Company will receive the payment of the remaining principal on the installment notes at the end of their 15-year maturity period. The Company recorded losses, which were included in other income (expense), of $8.2 million and $2.6 million

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2008 and 2007, respectively, related to the monetization of $183.3 million in notes receivable through QSPEs.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during 2009, 2008 or 2007.

The following is a reconciliation of the Company’s retained interest in QSPEs:

	2009	2008

Balance January 1	$9,518	$5,459
Additions	—	3,795
Accretion of interest income	363	264

Balance December 31	$9,881	$9,518

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport under construction in Northwest Florida. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments.

The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the new airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The Company may also terminate the agreement if Southwest has not commenced air service to the new airport within 90 days of its opening. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.

The Company measured the standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, seasonality and the timing of the commencement of service. The fair value of the liability could fluctuate up or down significantly as a result of changes in assumptions related to these estimates and could have a material impact on the Company’s operating results. For example, a 10% increase in the assumed revenue per available seat (the combination of load factor and air fare) would decrease the Company’s standby guarantee liability by $0.4 million and a 10% decrease would increase the liability by $1.3 million.

The Company carries a standby guarantee liability of $0.8 million at December 31, 2009 related to this strategic alliance agreement. The Company will reevaluate this estimate quarterly.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the year. The assets measured at fair value on a nonrecurring basis were as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value	Total
	Identical Assets	Inputs	Inputs	December 31,	Impairment
	(Level 1)	(Level 2)	(Level 3)	2009	Charge

Non-recurring:
Non-financial assets:
Investment in real estate	$—	$44,140	$13,577	$57,717	$93,565
Other long term assets	—	—	587	587	1,119

Total	$—	$44,140	$14,164	$58,304	$94,684

In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, long-lived assets sold or held for sale with a carrying amount of $151.3 million were written down to their fair value of $57.7 million, resulting in a loss of $93.6 million, which was included in impairment losses for 2009.

Given the downturn in its real estate markets, the Company implemented a tax strategy for 2009 to benefit from the sale of certain non-strategic assets at a loss. Under federal tax rules, losses from asset sales realized in 2009 can be carried back and applied to taxable income from 2007, resulting in a federal income tax refund for 2009. As part of this strategy, the Company conducted a nationally marketed sale process for the disposition of the remaining assets of its non-strategic Victoria Park community in Deland, Florida, including homes, homesites, undeveloped land, notes receivable and a golf course. Based on the likelihood of the closing of the sale, management concluded on December 15, 2009 that an impairment charge for $67.8 million was necessary. The Company completed the sale on December 17, 2009 for $11.0 million.

The Company completed the sale of its SevenShores condominium and marina development project for $7.0 million and the forgiveness of notes payable in the amount of $5.5 million earlier in 2009. The Company recorded an impairment charge of $6.7 million as a result of lower market pricing. The Company also sold St. Johns Golf and Country Club for $3.0 million in December 2009 which resulted in an impairment charge of $3.5 million. In addition, the Company wrote-off $7.2 million of capitalized costs related to abandoned development plans in certain of its communities.

As a result of the Company’s property impairment analyses for 2008, it recorded impairment charges related to investment in real estate of $40.3 million consisting of $12.0 million related to completed homes in several communities and $28.3 million related to the Company’s SevenShores condominium and marina development project. In addition, the Company recorded an impairment charge of $19.0 million during 2008 related to the remaining goodwill associated with the 1997 acquisition of certain assets of the Arvida Company.

The SevenShores condominium project was written down in the fourth quarter of 2008 to approximate the fair market value of land entitled for 278 condominium units. This write-down was necessary because in the fourth quarter of 2008 the Company elected not to exercise its option to acquire additional land under its option agreement. Certain costs had previously been incurred with the expectation that the project would include 686 units.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007 the Company recorded impairments related to investment in real estate totaling $13.0 million due to the adverse market conditions for residential real estate. Approximately $5.2 million of the impairments related to capitalized costs at certain projects due to changes in development plans and approximately $7.8 million related primarily to the reduction in market value of completed homes in several communities.

4.	Discontinued Operations

In December 2009, the Company sold Victoria Hills Golf Club as part of the bulk sale of Victoria Park. In addition, the Company sold its St. Johns Golf and Country Club. The Company has classified the operating results associated with these golf courses as discontinued operations as these operations had identifiable cash flows and operating results. Included in 2009 discontinued operations are $6.9 million and $3.5 million (pre-tax) impairment charges to approximate fair value, less costs to sell, related to the sales of the Victoria Hills Golf Club and St. Johns Golf and Country Club, respectively.

On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant for a sale price of $1.6 million. The sale agreement also included a long-term lease of a building facility. The Company received proceeds of $1.3 million and a note receivable of $0.3 million in connection with the sale. Assets and liabilities classified as “held for sale” at December 31, 2008, which were not subsequently sold have been reclassified as held for use in the consolidated balance sheets at December 31, 2009. In addition, the operating results associated with assets not sold have been recorded within continuing operations since the first quarter of 2009. These reclassifications did not have a material impact on the Company’s financial position or operating results. Included in 2007 discontinued operations is an impairment charge of $7.4 million pre-tax which includes $7.3 million to reduce the goodwill carrying value of Sunshine State Cypress to zero and $0.1 million of estimated selling costs.

On April 30, 2007, the Company entered into a Purchase and Sale Agreement for the sale of the Company’s office building portfolio, consisting of 17 buildings. During 2007, the Company recorded a deferred gain of $3.3 million on a sale-leaseback arrangement with three of the properties. The amortization of gain associated with these three properties has been included in continuing operations due to the Company’s continuing involvement as a lessee. The Company expects to incur continuing cash outflows related to these three properties over the next two years.

On May 3, 2007, the Company sold its mid-Atlantic homebuilding operations, known as Saussy Burbank. Included in 2007 discontinued operations is a $2.2 million pre-tax impairment charge to approximate fair value, less costs to sell, related to the sale.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued operations presented on the Consolidated Statements of Operations for the years ended December 31 included the following:

	2009	2008	2007

Commercial Buildings — Commercial Segment:
Aggregate revenues	$—	$17	$18,111

Pre-tax income (loss)		21	2,467
Pre-tax gain on sale	—	—	47,750
Income taxes	—	8	19,585

Income from discontinued operations	$—	$13	$30,632

Victoria Hills Golf Club — Residential Segment:
Aggregate revenues	$2,462	$2,664	$2,652

Pre-tax (loss)	(7,607)	(861)	(895)
Income taxes (benefit)	(3,022)	(336)	(349)

(Loss) from discontinued operations	$(4,585)	$(525)	$(546)

St. Johns Golf and Country Club — Residential Segment:
Aggregate revenues	$2,937	$3,168	$3,042

Pre-tax (loss)	(3,405)	(91)	(120)
Income taxes (benefit)	(1,353)	(36)	(47)

(Loss) from discontinued operations	$(2,052)	$(55)	$(73)

Saussy Burbank — Residential Segment:
Aggregate revenues	$—	$—	$132,783

Pre-tax income	—	—	1,550
Income taxes	—	—	605

Income from discontinued operations	$—	$—	$945

Sunshine State Cypress — Forestry Segment:
Aggregate revenues	$1,707	$6,767	$7,671

Pre-tax (loss)	(416)	(1,640)	(5,711)
Pre-tax gain on sale	124	—	—
Income taxes (benefit)	(116)	(639)	(2,227)

(Loss) from discontinued operations	$(176)	$(1,001)	$(3,484)

Total (loss) income from discontinued operations	$(6,813)	$(1,568)	$27,474

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Real Estate

Investment in real estate as of December 31 consisted of:

	2009	2008

Operating property:
Residential real estate	$173,190	$185,798
Rural land sales	139	139
Forestry	61,890	62,435
Other	510	338

Total operating property	235,729	248,710

Development property:
Residential real estate	470,364	596,011
Commercial real estate	59,385	59,045
Rural land sales	7,699	7,381
Other	305	796

Total development property	537,753	663,233

Investment property:
Commercial real estate	1,753	1,835
Rural land sales	5	5
Forestry	522	522
Other	5,902	5,742

Total investment property	8,182	8,104

Investment in unconsolidated affiliates:
Residential real estate	2,836	3,494

Total real estate investments	784,500	923,541

Less: Accumulated depreciation	35,000	32,958

Investment in real estate	$749,500	$890,583

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate land and inventory currently under development to be sold. Investment property includes the Company’s land held for future use. The Company recorded significant impairment charges in its residential real estate segment during 2009, as discussed in Note 3.

Depreciation expense from continuing operations reported on real estate was $9.9 million in 2009, $9.1 million in 2008, and $9.4 million in 2007.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31 consist of:

	Ownership	2009	2008

East San Marco L.L.C.	50%	1,738	1,866
Rivercrest, L.L.C.	50%	334	398
Paseos, L.L.C.	50%	764	1,230

Total		$2,836	$3,494

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	2009	2008

BALANCE SHEETS:
Investment in real estate, net	$12,378	$12,349
Other assets	25,382	30,566

Total assets	37,760	42,915

Notes payable and other debt	$8,519	$8,159
Other liabilities	1,771	3,741
Equity	27,470	31,015

Total liabilities and equity	$37,760	$42,915

	2009	2008	2007

STATEMENTS OF OPERATIONS:
Total revenues	$514	$1,552	$7,779
Total expenses(a)	2,122	3,283	31,915

Net (loss)	$(1,608)	$(1,731)	$(24,136)

(a)	During 2007, the Company recorded an other than temporary loss of $4.3 million related to its investment in ALP Liquidating Trust. This adjustment was recorded as a result of the trust reserving in its publicly-filed financial statements during the fourth quarter 2007, $25.3 million of its remaining net assets to satisfy all potential claims and obligations. During 2008, the trust changed its method of accounting from the liquidation basis to the going concern basis of accounting. The principal difference from the adoption of this change in accounting was the removal of the liability for estimated costs to be incurred during the liquidation and the reporting of certain expenses on as as-incurred basis, rather than as an adjustment to the liability for estimated costs to be incurred during liquidation. The Company has not recorded any additional equity income related to this adjustment.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Receivable

Notes receivable at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Saussy Burbank notes, interest receivable at LIBOR + 1% — 2.5% (1.9% LIBOR at December 31, 2008) , settled in 2009	$—	$16,671
Various builder notes, interest receivable at non-interest bearing — 8.0% and 8.5% at December 31, 2009 and 2008, respectively, due June 2011 — December 2012	1,795	16,714
Advantis notes, interest receivable at 6.0%, settled in 2009	—	7,267
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,641	2,404
Perry Pines mortgage note, secured by certain real estate bearing interest at 10% and 8% at December 31, 2009 and 2008, respectively, due September 2010	6,263	6,263
Various mortgage notes, secured by certain real estate bearing interest at various rates	804	749

Total notes receivable	$11,503	$50,068

The Company evaluates the carrying value of notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During the fourth quarter of 2009, the Company sold its Victoria Park community. Builder notes with a carrying value of approximately $7.3 million were purchased by the buyer in connection with the sale. Also during 2009, the Company settled its notes receivable with Saussy Burbank for less than book value and recorded a charge of $9.0 million. As part of the settlement, the Company agreed to take back previously collateralized inventory consisting of lots and homes which were valued at current estimated sales prices, less costs to sell. Subsequently, all the lots and homes were sold which resulted in an additional impairment charge of $1.1 million. The Company also recorded a charge of $7.4 million related to the write-off of the outstanding Advantis note receivable balance during 2009 as the amount was determined to be uncollectible. In addition, the Company received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during 2009 and renegotiated terms related to certain other builder notes receivable during 2009, 2008 and 2007. These events resulted in additional impairment charges of $1.9 million, $1.0 million and $0.6 million in 2009, 2008 and 2007, respectively.

During 2008 and 2007, the Company sold a total of 132,055 acres of timberland in exchange for 15-year installment notes receivable in the aggregate amount of approximately $183.3 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). The Company contributed these installment notes to four bankruptcy-remote, qualified special purpose entities (“QSPEs”). During 2008 and 2007, the QSPEs monetized these installment notes by issuing debt securities to third-party investors equal to approximately 90% of the value of the installment notes and distributed approximately $163.0 million in net proceeds to the Company.

The Company recorded a charge of $8.2 million and $2.6 million during the years ended December 31, 2008 and 2007, respectively, on the fair value adjustment related to the monetization of notes receivable through the QSPEs. The fair value adjustment is determined based on the original carrying value of the notes, allocated between the assets monetized and the retained interest based on their relative fair value at the date of monetization. The Company’s retained interests consist principally of net excess cash flows (the difference between the interest received on the notes receivable and the interest paid on the debt issued to third parties and the collection of notes receivable principal net of the repayment of debt) and a cash reserve account. Fair

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of the retained interests are estimated based on the present value of future excess cash flows to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates (see Note 3).

The debt securities are payable solely out of the assets of the QSPEs (which consist of the installment notes and the irrevocable letters of credit). The investors in the QSPEs have no recourse to the Company for payment of the debt securities. The QSPEs’ financial position and results of operations are not consolidated in the Company’s financial statements. In addition, the Company has evaluated the recently issued accounting requirements of Topic 810 and has determined that it will not be required to consolidate the financial position and results of the QSPEs as the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the QSPEs, nor does the Company perform any service activity related to the QSPEs.

8.	Pledged Treasury Securities

On August 7, 2007, the Company sold an office building. Approximately $29.3 million of mortgage debt was defeased in connection with the sale. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt (see Note 13). The proceeds were invested in government backed securities which were pledged to provide principal and interest payments for the mortgage debt previously collateralized by the commercial building. The investments have been included, and the related debt continues to be included, in the Company’s consolidated balance sheets at December 31, 2009 and 2008. The Company has classified the defeasance trust investment as held-to-maturity because the Company has both the intent and the ability to hold the securities to maturity. Accordingly, the Company has recorded the investment at cost, adjusted for the amortization of a premium which approximates market value of $27.1 million at December 31, 2009.

9.	Property, Plant and Equipment

Property, plant and equipment, at cost, as of December 31 consisted of:

			Estimated
	2009	2008	Useful Life

Transportation property and equipment	$33,827	$34,057	3
Machinery and equipment	23,222	27,565	3-10
Office equipment	15,989	18,610	5-10
Autos, trucks, and airplanes	1,990	3,646	5-10

	75,028	83,878
Less: Accumulated depreciation	60,127	65,490

	14,901	18,388

Construction in progress	368	1,398

Total	$15,269	$19,786

Depreciation expense from continuing operations on property, plant and equipment was $4.5 million in 2009, $5.6 million in 2008 and $6.6 million in 2007. During 2009, the Company sold / disposed of certain assets in connection with its sales of non-strategic assets. The cost and accumulated depreciation associated with these assets was $10.5 million and $8.5 million, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method of accounting.

During its annual assessment of goodwill for 2008 due to the significant changes in the real estate market and the related credit crisis culminating in the fourth quarter of 2008, the Company determined that its remaining goodwill related to the 1997 acquisition of certain assets of Arvida Company and its affiliates was not recoverable based upon a discounted cash flow analysis. Accordingly, an impairment charge of $19.0 million was recorded in the residential real estate segment to reduce the carrying value of goodwill to zero. The Company has no goodwill recorded on its consolidated balance sheet at December 31, 2009.

Intangible assets are included in Other assets at December 31, 2009 and 2008 and consisted of the following:

					Weighted
					Average
	2009		2008		Amortization
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Period
	Amount	Amortization	Amount	Amortization	(In years)

Management contract	$6,983	$(6,396)	$6,983	$(5,431)	12
Other	573	(392)	565	(340)	10

Total	$7,556	$(6,788)	$7,548	$(5,771)	11

The aggregate amortization of intangible assets included in continuing operations for 2009, 2008, and 2007 was $0.3 million, $0.5 million and $0.6 million, respectively. In addition, the Company recorded an impairment charge of $0.7 million in 2009 related to its management contract intangible as a result of the sale of its Victoria Park assets, which was part of the residential real estate segment.

The estimated aggregate amortization from intangible assets for each of the next five years is as follows:

Amortization
Expense

Year Ending December 31
2010	$211
2011	212
2012	184
2013	98
2014 and thereafter	63

11.	Restructuring

During late 2006 and early 2007, the Company implemented certain corporate organizational changes, including its exit from the Florida homebuilding business, to focus on maximizing the value of its landholdings through place-making. The Company also eliminated certain redundancies among its field and corporate operations. Additionally, in late 2007, the Company announced a restructuring of its business to enhance and accelerate its value creation process. The plan included the divestiture of non-core assets, a significant reduction in capital expenditures, a smaller operating structure requiring fewer employees and an increased focus on the use of strategic business partners. During 2008 and 2009, the Company implemented additional restructuring plans designed to further align employee headcount with the Company’s projected workload. The

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 restructuring expense includes severance benefits related to the departure of three senior executives. The charges associated with the restructuring and reorganization programs by segment are as follows:

	Residential	Commercial	Rural Land
	Real Estate	Real Estate	Sales	Forestry	Other	Total

2009:
One-time termination benefits to employees	$871	$648	$124	$1	$3,724	$5,368

2008:
One-time termination benefits to employees	$1,190	$142	$17	$150	$2,754	$4,253

2007:
Write-off of capitalized homebuilding costs	$676	$—	$—	$—	$—	$676
One-time termination benefits to employees	3,469	368	1,404	150	2,814	8,205

Total	$4,145	$368	$1,404	$150	$2,814	$8,881

Cumulative restructuring charges, September 30, 2006 through December 31, 2009	$18,519	$1,301	$1,785	$301	$10,011	$31,917

Remaining one-time termination benefits to employees — to be incurred during 2010	$—	$—	$—	$—	$—	$—

Capitalized homebuilding costs are comprised of architectural fees and overhead costs. Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

At December 31, 2009, the accrued liability associated with the restructuring consisted of the following:

	Balance at			Balance at
	December 31,	Costs		December 31,	Due within
	2008	Accrued	Payments	2009	12 months

One-time termination benefits to employees	$694	$5,368	$(1,602)	$4,460	$4,460

At December 31, 2008, the accrued liability associated with the restructuring consisted of the following:

	Balance at			Balance at
	December 31,	Costs		December 31,
	2007	Accrued	Payments	2008

One-time termination benefits to employees	$2,258	$4,253	$(5,817)	$694

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits as of December 31 consist of:

	2009	2008

Accrued compensation	$12,011	$12,915
Restructuring liability	4,460	694
Environmental and insurance liabilities	2,874	3,491
Deferred revenue	49,663	51,481
Retiree medical and other benefit reserves	12,099	14,529
Other accrued liabilities	10,143	9,526

Total accrued liabilities and deferred credits	$91,250	$92,636

Deferred revenue at December 31, 2009 and 2008 includes $44.2 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

13.	Debt

Debt at December 31 consisted of the following:

	2009	2008

Revolving credit facility, $125 million and $100 million at December 31, 2009 and 2008, respectively, due September 19, 2012	—	—
Non-recourse defeased debt, interest payable monthly at 5.62% at December 31, 2009 and 2008, secured and paid by pledged treasury securities, due October 1, 2015 (includes unamortized premium of $1.9 million at December 31, 2009)	27,105	28,910
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.70% to 7.15% at December 31, 2009 and 2008	12,403	11,857
Various notes, secured by certain real estate, non-interest bearing(a)	—	8,793

Total debt	$39,508	$49,560

(a)	During 2009, the Company sold its SevenShores condominium and marina development project in exchange for $7.0 million cash and the forgiveness of notes payable in the amount of $5.5 million. In addition, the Company satisfied a note payable in the amount of $3.5 million in exchange for a land deed.

Deferred loan costs reported as Other assets in the consolidated balance sheets at December 31, 2009 and 2008 were $1.1 million and $1.0 million, respectively.

The aggregate maturities of debt subsequent to December 31, 2009 are as follows (a):

2010	$1,823
2011	1,982
2012	2,018
2013	1,586
2014	1,507
Thereafter	30,592

Total	$39,508

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $27.1 million.

On September 19, 2008, the Company entered into a $100 million revolving credit facility with Branch Banking and Trust Company (“BB&T”). On October 15, 2009, the Company amended the credit facility to extend the term by one year to September 19, 2012, and lower its required minimum tangible net worth amount to $800 million. In addition, the amendment modified pricing terms to reflect current market pricing. The interest on borrowings under the credit facility will be based on either LIBOR rates or certain base rates established by the credit facility. The applicable interest rate for LIBOR rate loans will now be based on the higher of (a) an adjusted LIBOR rate plus the applicable interest margin (ranging from 2.00% to 2.75%), determined based on the ratio of the Company’s total indebtedness to total asset value, or (b) 4.00%. The applicable interest rate for base rate loans will now be based on the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus the applicable interest margin (ranging from 1.00% to 1.75%). The amendment also replaces the existing facility fee based on the amount of lender commitments with an unused commitment fee payable quarterly at an annual rate of 0.50%.

On December 23, 2009, the Company entered into an amendment in order to increase the size of the credit facility by $25 million to $125 million. Deutsche Bank provided the additional $25 million commitment. The Company did not borrow against the credit facility in 2009.

The credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The following includes a summary of the Company’s more significant financial covenants:

			December 31,
	Covenant		2009

Minimum consolidated tangible net worth	$800,000		$894,144
Ratio of total indebtedness to total asset value	50.0%		3.4%
Unencumbered leverage ratio	2.0	x	61.9	x
Minimum liquidity	$20,000		$286,306

The Company was in compliance with its debt covenants at December 31, 2009.

The Credit Agreement contains customary events of default. If any event of default occurs, lenders holding two-thirds of the commitments may terminate the Company’s right to borrow and accelerate amounts due under the Credit Agreement. In the event of bankruptcy, all amounts outstanding would automatically become due and payable and the commitments would automatically terminate.

In connection with the sale of the Company’s office building portfolio in 2007, the Company retained approximately $29.3 million of defeased debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s consolidated balance sheets at December 31, 2009 and 2008 since the transaction was not considered to be an extinguishment of debt.

14.	Common Stock Offering

On March 3, 2008, the Company sold 17,145,000 shares of its common stock at a price of $35.00 per share. The Company received net proceeds of $580 million in connection with the sale, which were primarily used to pay down the Company’s debt.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The provision for income taxes (benefit) for the years ended December 31 is comprised of:

	2009	2008	2007

Current:
Federal	$(64,697)	$(31,602)	$131,194
State	(349)	14	16,630

Total	(65,046)	(31,588)	147,824

Deferred:
Federal	(4,155)	8,629	(117,568)
State	(16,512)	(4,656)	(11,426)

Total	(20,667)	3,973	(128,994)

Total provision for income taxes	$(85,713)	$(27,615)	$18,830

Total income tax expense (benefit) for the years ended December 31 was allocated in the consolidated financial statements as follows:

Tax (benefit) expense recorded on Consolidated Statements of Operations:

	2009	2008	2007

(Loss) income from continuing operations	$(81,222)	$(26,613)	$1,264
Gain on sales of discontinued operations	49	—	18,623
(Loss) from discontinued operations	(4,540)	(1,002)	(1,057)

Total	(85,713)	(27,615)	18,830

Tax benefits recorded on Consolidated Statement of Changes in Equity:
Excess tax expense (benefit) on stock compensation	801	56	(270)
Deferred tax expense (benefit) on accumulated other comprehensive income	17,482	(26,008)	2,008

Total	18,283	(25,952)	1,738

Total income tax (benefit) expense	$(67,430)	$(53,567)	$20,568

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2009	2008	2007

Tax at the statutory federal rate	$(71,550)	$(21,325)	$4,549
State income taxes (net of federal benefit)	(7,154)	(2,128)	437
Tax benefit from effective settlement	—	(1,031)	(3,134)
(Decrease) increase in valuation allowance	(1,657)	648	842
Immaterial corrections of prior year tax items	—	—	(377)
Real estate investment trust income exclusion	(1,752)	(1,430)	(1,446)
Other permanent differences	891	(1,347)	393

Total income tax (benefit) expense from continuing operations	$(81,222)	$(26,613)	$1,264

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

	2009	2008

Deferred tax assets:
State net operating loss carryforward	$14,817	$6,865
Impairment losses	5,224	21,597
Deferred compensation	7,976	8,747
Accrued casualty and other reserves	2,082	2,130
Intangible asset amortization	2,463	2,091
Goodwill	1,610	4,188
Capitalized real estate taxes	6,412	5,853
Restructuring reserve	1,356	267
Liability for retiree medical plan	5,599	4,729
Other	969	2,192

Total gross deferred tax assets	48,508	58,659
Valuation allowance	(937)	(2,594)

Total net deferred tax assets	47,571	56,065

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	18,945	26,585
Prepaid pension asset	16,274	16,165
Installment sale	57,744	57,655
Depreciation	7,867	9,083
Marketing costs	1,527	2,055
Other	3,530	6,023

Total gross deferred tax liabilities	105,887	117,566

Net deferred tax liability	$58,316	$61,501

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company had net operating loss carryforwards for state tax purposes of approximately $423.0 million which are available to offset future state taxable income through 2029. The valuation allowance at December 31, 2009 and 2008 was related to state net operating and charitable loss carryforwards that in the judgment of management are not likely to be realized.

Realization of the Company’s remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s history and future expectations of reporting taxable income, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2009.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Balance at beginning of year	$1,449	$1,031
Increases related to prior year tax positions	—	1,449
Decreases related to effective settlement	—	(1,031)
Increases related to current year tax positions	—	—
Settlements	—	—
Lapse of statute	—	—

Balance at December 31	$1,449	$1,449

The Company had approximately $1.4 million of total unrecognized tax benefits as of December 31, 2009 and 2008, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no penalties required to be accrued at December 31, 2009 or 2008. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company’s tax expense included $0.4 million and $(0.6) million of interest (benefit) expense (net of tax benefit) in 2009 and 2008, respectively. In addition, the Company had accrued interest of $0.3 million (net of tax benefit) at December 31, 2009 and 2008.

In March 2007, the Company effectively settled its contested tax positions with the IRS. This settlement resulted in an additional amount owed for 2000 through 2004 tax years of approximately $83.0 million, which had previously been accrued for. This amount included estimated interest of approximately $16.6 million (before tax benefit). This settlement with the IRS resulted in an income tax benefit during the year ended December 31, 2007, of approximately $3.1 million to adjust amounts previously accrued to the agreed upon amounts. The IRS also completed the examination of the Company’s tax returns for 2005 and 2006 during 2008 without adjustment. Tax year 2008 is currently under examination with the IRS and tax year 2007 remains subject to examination. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

16.	Employee Benefits Plans

Pension Plan

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). Amounts credited to employee accounts in the Pension Plan are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

Change in projected benefit obligation:

	2009	2008

Projected benefit obligation, beginning of year	$128,505	$143,776
Service cost	1,446	1,561
Interest cost	4,824	8,261
Actuarial loss	7,884	359
Benefits paid	(4,513)	(9,140)
Curtailment loss	—	168
Settlements	(107,451)	(16,480)

Projected benefit obligation, end of year	$30,695	$128,505

Change in plan assets:

	2009	2008

Fair value of assets, beginning of year	$170,468	$253,046
Actual return on assets	15,300	(55,965)
Settlements	(107,451)	(16,480)
Benefits and expenses paid	(5,348)	(10,133)

Fair value of assets, end of year	$72,969	$170,468

Funded status at end of year	$42,274	$41,963

Ratio of plan assets to projected benefit obligation	238%	133%

The Company recognized a pension asset of $42.3 million and $42.0 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation of the Pension Plan was $30.2 million and $128.2 million at December 31, 2009 and 2008, respectively

Amounts not yet reflected in net periodic pension cost (credit) and included in accumulated other comprehensive loss (income) at December 31 are:

	2009	2008	2007

Prior service cost	$3,553	$4,263	$5,320
Loss (gain)	12,278	56,480	(14,403)

Accumulated other comprehensive loss (income)	$15,831	$60,743	$(9,083)

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the net periodic pension cost (credit) and other amounts recognized in other comprehensive loss (income) are as follows:

	2009	2008	2007

Service cost	$1,445	$1,561	$3,940
Interest cost	4,823	8,261	8,253
Expected return on assets	(9,434)	(17,241)	(18,687)
Prior service costs	709	724	688
Amortization of loss	1,015	—	—
Settlement loss	46,042	3,676	—
Special termination benefit charge	—	—	2,868
Curtailment charge	—	501	915

Net periodic pension cost (credit)	$44,600	$(2,518)	$(2,023)

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income:
Prior service (cost) credit	(710)	(1,057)	732
Loss (gain)	(44,202)	70,882	(7,113)

Total recognized in other comprehensive loss (income)	(44,912)	69,825	(6,381)

Total recognized in net periodic pension cost and other comprehensive loss (income)	$(312)	$67,307	$(8,404)

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost (credit) over the next fiscal year is $0 and $0.7 million, respectively.

On June 18, 2009, the Company, as plan sponsor of the pension plan, signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in the pension plan. Current employees and former employees with cash balances in the pension plan are not affected by the transaction. The purchase price of the group annuity contract was approximately $101 million, which was funded from the assets of the pension plan on June 25, 2009. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million. In addition, the Company recorded a non-cash pre-tax settlement charge to earnings during the second quarter of 2009 of $44.7 million. The Company also recorded a pre-tax credit in the amount of $44.7 million in Accumulated Other Comprehensive Income on its Consolidated Balance Sheets offsetting the non-cash charge to earnings. As a result of this transaction, the Company was able to significantly increase the funded ratio thereby reducing the potential for future funding requirements.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Assumptions used to develop end-of period benefit obligations:

	2009	2008

Discount rate	5.63%	6.35%
Rate of compensation increase	4.00%	4.00%

Assumptions used to develop net periodic pension cost (credit):

	2009	2008	2007

Average discount rate	6.05%	6.94%	5.76%
Expected long term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 8.0% assumption in 2009, 2008 and 2007.

Plan Assets

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

The Company’s overall investment strategy is to achieve a range of 65-95% fixed income investments and 5% -35% equity type investments.

Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2009.

Common/collective trust:  Valued based on information reported by the investment advisor using the financial statements of the collective trust at year end.

Mutual funds and money market funds: Valued at the net asset value (NAV) of shares held by the Plan at year end.

Other:  The other investment consists of a royalty investment for which there is no quoted market price. Fair value of the royalty investment is estimated based on the present value of future cash flows, using management’s best estimate of key assumptions, including discount rates.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

Assets at Fair Value as of December 31, 2009

Asset Category:	Level 1	Level 2	Level 3	Total

Common/collective Funds(a)	$—	$48,805	$—	$48,805
Mutual Funds(b)	—	22,953	—	22,953
Money market Funds	304	—	—	304
Other	—	—	907	907

Total	$304	$71,758	$907	$72,969

(a)	Common/collective funds invest in 70% U.S. short maturity fixed income investments, 22% U. S. Large Cap equities and 8% international equities.

(b)	One hundred percent of mutual funds invest in a short term fixed income fund.

The following table sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2009.

2009

Balance, beginning of year	$907
Realized gains (losses)	—
Unrealized gains (losses) relating to instruments	—
still held at the reporting date	—
Purchases, sales, issuances, and settlements (net)	—

Balance, end of year	$907

The Company does not anticipate making any contributions to the plan during 2010. Expected benefit payments for the next ten years are as follows:

Expected Benefit
Year Ended	Payments

2010	$9,332
2011	1,004
2012	1,411
2013	1,491
2014	1,409
2015-2019	12,116

Postretirement Benefits

In 2009, 2008 and 2007, the Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. A

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability of $11.4 million and $13.4 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2009 and 2008, respectively. The liability at December 31, 2009 and 2008 represents an unfunded obligation.

At December 31, 2009, the accrued liability included an assumption that the retiree prescription drug plan component of the postretirement medical plan was actuarially equivalent to the Standard Medicare Part D benefit, and therefore was eligible for a federal retiree drug subsidy. This assumption had been removed from the calculation of the liability at December 31, 2008. The decrease in the liability resulting from the change in federal subsidy assumption was approximately $2.2 million. This change in assumption was reflected as a component of other comprehensive income in the consolidated statement of equity.

Expected benefit payments and subsidy receipts for the next ten years are as follows:

	Expected Benefit	Expected Subsidy
Year Ended	Payments	Receipts

2010	$1,262	$205
2011	1,300	208
2012	1,314	209
2013	1,299	210
2014	1,279	208
2015-2019	5,852	931

Deferred Compensation Plans and ESPP

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal 100% of the first 1% of eligible compensation and 50% on the next 5% of eligible compensation, up to 3.5% of eligible compensation, is fully vested and funded as of December 31, 2009. The Company contributions to the plan were approximately $0.6 million, $0.8 million and $1.1 million in 2009, 2008 and 2007, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2009, 2008 and 2007 related to the SERP of $0.4 million, $0.7 million and $0.7 million, respectively, and related to the DCAP of $0.2 million, $0.2 million and $0.4 million, respectively.

Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee. The Company records the 15% discount amount as compensation expense. The Company recognized less than $0.1 million, $0.1 million and $0.1 million of expense in 2009, 2008 and 2007, respectively. As of December 31, 2009, 283,656 shares of the Company’s stock had been sold to employees under the ESPP. The Company can purchase shares on the open market to fund its employer obligation.

17.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment generates

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated statements of operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

Information by business segment follows:

	2009	2008	2007

OPERATING REVENUES:
Residential real estate	$89,850	$65,498	$155,550
Commercial real estate	7,514	4,011	29,074
Rural land sales	14,309	162,043	161,141
Forestry	26,584	26,606	25,786

Consolidated operating revenues	$138,257	$258,158	$371,551

(Loss) income from continuing operations before equity in loss of unconsolidated affiliates and income taxes:
Residential real estate(a)	$(137,855)	$(115,062)	$(43,071)
Commercial real estate	(512)	(2,312)	15,701
Rural land sales	10,111	132,536	99,803
Forestry	4,771	3,825	2,915
Other(b)	(81,642)	(80,392)	(55,928)

Consolidated (loss) income from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(205,127)	$(61,405)	$19,420

(a)	Includes impairment charges of $94.8 million, $60.3 million and $13.6 million in 2009, 2008 and 2007, respectively.

(b)	Includes pension charges of $46.0 million in 2009 and loss on early extinguishment of debt of $30.6 million in 2008.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CAPITAL EXPENDITURES:
Residential real estate	$13,687	$28,515	$227,675
Commercial real estate	984	5,024	15,833
Rural land sales	328	66	276
Forestry	719	126	663
Other	679	871	1,044
Discontinued operations	1,982	55	1,795

Total capital expenditures	$18,379	$34,657	$247,286

	December 31, 2009	December 31, 2008

TOTAL ASSETS:
Residential real estate(c)	$641,953	$817,867
Commercial real estate	63,830	63,109
Rural land sales	14,617	14,590
Forestry	62,082	63,391
Other	315,658	255,332
Assets held for sale(d)	—	3,989

Total assets	$1,098,140	$1,218,278

(c)	Includes $2.8 million and $3.5 million of investment in equity method investees at December 31, 2009 and 2008, respectively.

(d)	Formerly part of the Forestry segment.

The major classes of assets and liabilities held for sale at December 31 included in the Company’s consolidated balance sheets and previously reported in the forestry segment were as follows:

December 31, 2008

Assets held for sale:
Inventory	$1,611
Investment in real estate	1,109
Other assets	1,269

Total assets held for sale	$3,989

Liabilities associated with assets held for sale:
Account payable and accrued liabilities	$586

Total liabilities associated with assets held for sale	$586

18.	Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Total rent expense was $2.3 million, $2.7 million and $2.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, the Company entered into a sale-leaseback transaction involving three office buildings included in the sale of the office building portfolio. The Company’s continuing involvement with these properties is in the form of annual rent payments of approximately $2.2 million per year through 2011.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years, including buildings leased through a sale-leaseback transaction are as follows:

2010	$2,275
2011	2,219
2012	74
2013	32
2014 and thereafter	—

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation and property damage.

At December 31, 2009 and 2008, the Company was party to surety bonds of $28.1 million and $51.3 million, respectively, and standby letters of credit in the amounts of $2.5 million and $2.8 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, including claims resulting from construction defects and contract disputes. When appropriate, the Company establishes estimated accruals for litigation matters which meet the requirements of ASC 450 — Contingencies.

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

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.7 million and $1.8 million at December 31, 2009 and 2008, respectively. Although in the opinion of management none of our litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport under construction in Northwest Florida. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of its break-even payments. The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the new

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The Company may also terminate the agreement if Southwest has not commenced air service to the new airport within 90 days of its opening. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement. The Company carries a standby guarantee liability of $0.8 million at December 31, 2009 related to this strategic alliance agreement.

19.	Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31

2009
Operating revenues	$37,108	$41,923	$39,104	$20,122
Operating profit (loss)	(87,855)	(27,256)	(74,458)	(19,773)
Net income (loss) attributable to the Company	(59,272)	(14,430)	(44,620)	(11,697)
Basic (loss) income per share attributable to the Company	(0.65)	(0.16)	(0.49)	(0.13)
Diluted (loss) income per share attributable to the Company	(0.65)	(0.16)	(0.49)	(0.13)
2008
Operating revenues	$45,338	$31,944	$65,794	$115,082
Operating profit (loss)	(50,368)	(22,960)	(2,604)	51,170
Net income (loss) attributable to the Company	(27,921)	(19,198)	(20,818)	32,052
Basic (loss) income per share attributable to the Company	(0.31)	(0.21)	(0.23)	0.40
Diluted (loss) income per share attributable to the Company	(0.31)	(0.21)	(0.23)	0.40

Quarterly results included the following significant pre-tax charges:
2009

Impairment charges	$73,325	$11,063	$19,962	$1,536
Write-off of abandoned development costs	7,153	—	—	—
Pension charge	—	—	44,678	—
Restructuring charge	3,523	1,834	—	—
2008
Impairment charges	55,982	1,329	976	2,257
Restructuring charge	—	1,250	2,502	545
Loss on early extinguishment of debt	—	—	29,874	—

Operating revenues and profit (loss) reported in the table above differ from the quarterly results previously reported on Form 10-Q as a result of our discontinued operations. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these charges and results.

20.	Subsequent Events

The Company has evaluated events occurring subsequent to the December 31, 2009 reporting date through the financial statement issue date of February 23, 2010. No events have occurred through the financial statement issue date which would have a material impact on the Company’s financial statements.

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(in thousands)

	Initial Cost to Company
				Costs Capitalized	Carried at Close of Period
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Bay County, Florida
Land with infrastructure	$3,358	$636	$—	$31,955	$32,591	$—	$32,591	$69
Buildings	—	13,639	11,436	470	14,054	11,494	25,548	1,855
Residential	—	22,762	1,300	44,843	67,524	1,381	68,905	173
Timberlands	7,976	3,896	—	11,271	15,167	—	15,167	99
Unimproved land	—	1,504	—	18	1,522	—	1,522	—
Broward County, Florida	—	—	—	—	—	—	—	—
Building	—	—	—	—	—	—	—	—
Calhoun County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	180	180	—	180	117
Timberlands	5,123	1,774	—	4,623	6,397	—	6,397	42
Unimproved land	—	979	—	693	1,672	—	1,672	—
Duval County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	250	—	5	255	—	255	—
Buildings	—	—	—	2,752	—	2,752	2,752	2,152
Residential	—	—	—	—	—	—	—	—
Timberlands	—	—	—	—	—	—	—	—
Franklin County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	44	—	10	54	—	54	6
Residential	—	8,778	—	32,990	41,768	—	41,768	407
Timberlands	28	1,241	—	1,234	2,475	—	2,475	16
Unimproved Land	—	210	—	5	215	—	215	—
Buildings	—	—	731	1,830	—	2,561	2,561	526
Gadsden County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	3,292	3,292	—	3,292	—
Timberlands	923	1,302	—	446	1,748	—	1,748	11
Unimproved land	—	1,784	—	2	1,786	—	1,786	—
Gulf County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,586	—	3,876	5,462	—	5,462	—
Buildings	—	2,548	3,392	36,389	2,983	39,346	42,329	3,403
Residential	—	26,678	526	137,307	163,637	874	164,511	532
Timberlands	12,006	5,238	—	14,916	20,154	—	20,154	132

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(in thousands)

	Initial Cost to Company
				Costs Capitalized	Carried at Close of Period
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Unimproved land	—	506	—	970	1,476	—	1,476	—
Jefferson County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
Timberlands	—	721	—	—	721	—	721	5
Unimproved land	—	193	—	39	232	—	232	—
Leon County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	718	573	—	3,324	3,897	—	3,897	16
Buildings	—	—	—	21,054	8,614	12,440	21,054	5,050
Residential	652	—	58	33,063	28,794	4,327	33,121	1,180
Timberlands	—	923	—	1,004	1,927	—	1,927	13
Unimproved land	—	11	—	561	572	—	572	—
Liberty County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	611	215	—	826	826	269
Timberlands	2,332	2,587	—	233	3,025	—	3,025	152
Unimproved land	—	21	—	—	21	—	21	—
St. Johns County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,016	—	—	1,016	—	1,016	—
Buildings	—	—	255	644	45	854	899	288
Residential	7,385	8,932	—	65,559	74,491	—	74,491	—

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(in thousands)

	Initial Cost to Company
				Costs Capitalized	Carried at Close of Period
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Wakulla County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	339	339	—	339	—
Buildings	—	—	—	46	—	46	46	46
Timberlands	—	457	—	—	457	—	457	3
Unimproved Land	—	16	—	18	34	—	34	—
Walton County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	56	—	3,575	3,631	—	3,631	—
Buildings	—	—	3,754	71,057	22,472	52,339	74,811	11,426
Residential	—	6,298	—	87,467	93,765	—	93,765	6,923
Timberlands	511	354	—	982	1,336	—	1,336	9
Unimproved land	—	—	—	—	—	—	—	—
Other Florida Counties	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Timberlands	—	201	—	—	201	—	201	1
Unimproved land	—	79	—	68	147	—	147	—
Georgia	—	—	—	—	—	—	—	—
Land with infrastructure	—	12,093	—	1,229	13,322	—	13,322	50
Buildings	—	—	36	1,831	—	1,867	1,867	26
Timberlands	—	6,895	—	23	6,920	—	6,920	3
Unimproved land	—	76	—	90	166	—	166	—

TOTALS	$41,012	$136,857	$22,099	$622,498	$650,557	$131,107	$781,664	$35,000

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(in thousands)

Notes:

(A) The aggregate cost of real estate owned at December 31, 2009 for federal income tax purposes is approximately $700 million.

(B) Reconciliation of real estate owned (in thousands of dollars):

	2009	2008	2007

Balance at Beginning of Year	$921,433	$968,469	$1,259,130
Amounts Capitalized	15,841	1,668	259,319
Amounts Retired or Adjusted	(155,610)	(48,704)	(549,980)

Balance at Close of Period	$781,664	$921,433	$968,469

(C) Reconciliation of accumulated depreciation (in thousands of dollars):
Balance at Beginning of Year	$33,235	$27,691	$54,974
Depreciation Expense	10,474	9,838	12,776
Amounts Retired or Adjusted	(8,709)	(4,294)	(40,059)

Balance at Close of Period	$35,000	$33,235	$27,691

S-4