Form 10-Q
period 2010-03-31
ST JOE CO
filed 2010-05-04
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of April 28, 2010, there were 122,981,541 shares of common stock, no par value, issued and 92,686,378 outstanding, with 30,295,163 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Investment in real estate	$747,341	$749,500
Cash and cash equivalents	152,637	163,807
Notes receivable	10,978	11,503
Pledged treasury securities	26,656	27,105
Prepaid pension asset	43,000	42,274
Property, plant and equipment, net	14,414	15,269
Income taxes receivable	64,860	62,392
Other assets	26,696	26,290

	$1,086,582	$1,098,140

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$39,177	$39,508
Accounts payable	15,355	13,781
Accrued liabilities and deferred credits	91,549	91,250
Deferred income taxes, net	50,874	57,281

Total liabilities	196,955	201,820
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,990,360 and 122,557,167 issued at March 31, 2010 and December 31, 2009, respectively	929,381	924,267
Retained earnings	902,950	914,362
Accumulated other comprehensive (loss)	(12,388)	(12,558)
Treasury stock at cost, 30,295,163 and 30,275,716 shares held at March 31, 2010 and December 31, 2009, respectively	(930,677)	(930,124)

Total stockholders’ equity	889,266	895,947

Noncontrolling interest	361	373

Total equity	889,627	896,320

Total liabilities and equity	$1,086,582	$1,098,140

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Real estate sales	$1,834	$8,494
Resort and club revenues	4,592	4,569
Timber sales	6,415	6,172
Other revenues	459	887

Total revenues	13,300	20,122

Expenses:
Cost of real estate sales	591	4,109
Cost of resort and club revenues	6,503	6,545
Cost of timber sales	4,430	4,439
Cost of other revenues	461	524
Other operating expenses	7,973	11,160
Corporate expense, net	5,357	8,349
Depreciation and amortization	3,482	3,784
Impairment losses	53	1,536
Restructuring charges	1,540	—

Total expenses	30,390	40,446

Operating loss	(17,090)	(20,324)

Other income (expense):
Investment income, net	383	765
Interest expense	(1,094)	(128)
Other, net	165	513

Total other income (expense)	(546)	1,150

Loss from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	(17,636)	(19,174)
Equity in (loss) income of unconsolidated affiliates	(378)	30
Income tax (benefit) expense	(6,590)	(7,176)

Loss from continuing operations	(11,424)	(11,968)
Loss from discontinued operations, net of tax	—	(173)

Net loss	(11,424)	(12,141)
Less: Net (loss) attributable to noncontrolling interest	(12)	(102)

Net loss attributable to the Company	$(11,412)	$(12,039)

(LOSS) EARNINGS PER SHARE
Basic
Loss from continuing operations attributable to the Company	$(0.13)	$(0.13)
Loss from discontinued operations attributable to the Company	$—	$—

Net loss attributable to the Company	$(0.13)	$(0.13)

Diluted
Loss from continuing operations attributable to the Company	$(0.13)	$(0.13)
Loss from discontinued operations attributable to the Company	$—	$—

Net loss attributable to the Company	$(0.13)	$(0.13)

See notes to consolidated financial statements

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total

Balance at December 31, 2009	92,281,451	$924,267(1)	$914,362(1)	$(12,558)	$(930,124)	$373	$896,320

Comprehensive (loss):
Net (loss)	—	—	(11,412)	—	—	(12)	(11,424)
Amortization of pension and postretirement benefit costs, net	—	—	—	170	—	—	170

Total comprehensive (loss)	—	—	—	—	—	—	(11,254)

Issuances of restricted stock	311,467	—	—	—	—	—	—
Forfeitures of restricted stock	(3,274)	—	—	—	—	—	—
Issuance of common stock	125,000	3,625	—	—	—	—	3,625
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(42)	—	—	—	—	(42)
Amortization of stock-based compensation	—	1,531	—	—	—	—	1,531
Purchases of treasury shares	(19,447)	—	—	—	(553)		(553)

Balance at March 31, 2010	92,695,197	$929,381	$902,950	$(12,388)	$(930,677)	$361	$889,627

(1)	The opening balance of common stock and retained earnings was adjusted by $2.6 million and ($1.6) million, respectively, for an immaterial correction. Refer to Note 1, “Correction of Prior Period Error”.

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(11,424)	$(12,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,482	4,055
Stock-based compensation	1,531	2,982
Equity in (income) loss of unconsolidated joint ventures	378	(30)
Deferred income tax (benefit) expense	(6,546)	1,236
Impairment losses	53	1,536
Cost of operating properties sold	566	3,488
Expenditures for operating properties	(1,447)	(2,926)
Changes in operating assets and liabilities:
Notes receivable	524	1,846
Other assets	(1,153)	7,260
Accounts payable and accrued liabilities	2,008	(2,965)
Income taxes payable	(2,468)	(8,182)

Net cash used in operating activities	(14,496)	(3,841)

Cash flows from investing activities:
Purchases of property, plant and equipment	(117)	(2,571)
Proceeds from the disposition of assets	13	536
Distributions from unconsolidated affiliates	400	—
Investments in unconsolidated affiliates	—	410

Net cash provided by (used) in investing activities	296	(1,625)

Cash flows from financing activities:
Proceeds from exercises of stock options	3,625	—
Excess (reduction in) tax benefits from stock-based compensation	(42)	(200)
Taxes paid on behalf of employees related to stock-based compensation	(553)	(155)

Net cash provided by (used) in financing activities	3,030	(355)

Net decrease in cash and cash equivalents	(11,170)	(5,821)
Cash and cash equivalents at beginning of period	163,807	115,472

Cash and cash equivalents at end of period	$152,637	$109,651

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2009 balance sheet amounts have been derived from the Company’s December 31, 2009 audited financial statements.

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Correction of Prior Period Error

In the first quarter of 2010, the Company determined that approximately $2.6 million ($1.6 million net of tax) of stock compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce deferred income taxes, net, by $1.0 million and increase common stock by $2.6 million to reflect the correction of this error, with a corresponding $1.6 million reduction recorded to retained earnings. This correction is similarly reflected as an adjustment to common stock and retained earnings as of December 31, 2009 in the consolidated statement of changes in equity. The correction of this error also impacted the consolidated statements of operations and cash flows for the three months ending March 31, 2009. These corrections were not considered material to prior period financial statements.

New Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update (“ASU”) ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends subsequent event disclosure requirements for Securities Exchange Commission (“SEC”) filers. ASU 2010-09 no longer requires that an SEC filer disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers continue to be required to evaluate subsequent events through the date the financial statements are issued. The disclosure requirements were effective February 24, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements; and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.

Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s financial position or results of operations.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets, while ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-16 represents a revision to the provisions of former SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures. ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The updates require a number of new disclosures. ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The updates to the Codification are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. ASU 2009-16 and ASU 2009-17 were adopted by the Company as required on January 1, 2010. The adoption of ASU 2009-16 and ASU 2009-17 did not have a material impact on the Company’s financial position or results of operations. Although the Company holds a retained interest in bankruptcy remote QSPEs established in accordance with ASU 2009-16, the financial position and results of such QSPEs are not consolidated in the Company’s financial statements. The Company evaluated the accounting requirements of ASU 2009-17 and determined that it would not be required to consolidate the financial position and results of the QSPEs as the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the QSPEs, nor does the Company perform any service activity related to the QSPEs.

2.	Stock-Based Compensation and Earnings Per Share

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation cost may be recognized over a shorter requisite service period if an employee meets retirement eligibility requirements. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or vesting of restricted stock, the Company will issue new common stock.

Service-Based Grants

A summary of service-based non-vested restricted share activity as of March 31, 2010 and changes during the three month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2009	299,815	$36.66
Granted	134,423	27.60
Vested	(61,149)	37.24
Forfeited	(778)	29.56

Balance at March 31, 2010	372,311	$33.31

As of March 31, 2010, there was $3.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock and stock option compensation arrangements which will be recognized over a weighted average period of four years.

Market Condition Grants

The Company grants to select executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a three year performance period.

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

A summary of the activity during the three months ended March 31, 2010 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2009	503,247	$23.95
Granted	177,044	21.23
Vested	—	—
Forfeited	(2,496)	23.80

Balance at March 31, 2010	677,795	$23.24

As of March 31, 2010, there was $6.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of three years. At March 31, 2010, the Company has accrued $1.5 million related to cash liability awards payable to terminated employees who had been granted market condition restricted shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation recognized in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 was $1.5 million and $3.0 million, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and service-based non-vested restricted stock. Stock options and non-vested restricted stock are not considered in any diluted earnings per share calculations when the Company has a loss from continuing operations. Non-vested restricted shares subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and are considered outstanding only upon the satisfaction of the market conditions.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended
	March 31,
	2010	2009

Basic average shares outstanding	91,402,401	91,210,654
Net effect of stock options assumed to be exercised	—	—
Net effect of non-vested restricted stock assumed to be vested	—	—

Diluted average shares outstanding	91,402,401	91,210,654

Approximately 0.2 million and 0.1 million shares were excluded from the computation of diluted earnings (loss) per share during the three months ended March 31, 2010 and 2009, respectively, as the effect would have been anti- dilutive.

3.	Fair value measurements

The Company follows the provisions of ASC 820 for its financial and non-financial assets and liabilities. ASC 820 among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Fair value as of March 31, 2010

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market	$133,089	$133,089	$—	$—
Retained interest in QSPEs	9,978	—	—	9,978
Standby guarantee liability	(791)	—	—	(791)

Total, net	$142,276	$133,089	$—	$9,187

Fair value as of December 31, 2009

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market	$143,985	$143,985	$—	$—
Retained interest in QSPEs	9,881	—	—	9,881
Standby guarantee liability	(791)	—	—	(791)

Total, net	$153,075	$143,985	$—	$9,090

During 2008 and 2007, the Company sold 79,031 acres and 53,024 acres, respectively, of timberland in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million and $74.9 million, respectively. The installment notes are fully backed by irrevocable letters of credit issued by Wells Fargo Bank, N.A. The Company contributed the installment notes to bankruptcy remote QSPEs.

During 2008 and 2007, the QSPEs monetized $108.4 million and $74.9 million, respectively, of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $96.1 million and $66.9 million in net proceeds were distributed to the Company during 2008 and 2007, respectively. The debt securities are payable solely out of the assets of the QSPEs and proceeds from the letters of credit. The investors in the QSPEs have no recourse against the Company for payment of the debt securities or related interest expense.

The QSPE’s financial position and results are not consolidated in the Company’s financial statements as the Company is not the primary decision maker with respect to the activities that could significantly impact the economic performance of the QSPEs, nor does the Company perform any service activity related to the QSPEs.

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.2 million and $0.1 million during the three months ended March 31, 2010 and 2009, respectively. In addition, the Company will receive the payment of the remaining principal on the installment notes during 2022 and 2023.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during the first quarter 2010 or 2009.

The following is a reconciliation of the Company’s retained interest in QSPEs:

2010

Balance January 1	$9,881
Additions	—
Accretion of interest income	97

Balance March 31	$9,978

In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and balance sheet.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making specified break-even payments. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments.

The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the new airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the break-even payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The Company may also terminate the agreement if Southwest has not commenced air service to the new airport within 90 days of its opening. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.

The Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows are estimated using numerous estimates including future fuel costs, passenger load factors, air fares, seasonality and the timing of the commencement of service. The fair value of the liability could fluctuate up or down significantly as a result of changes in assumptions related to these estimates and could have a material impact on the Company’s operating results.

The Company carried a standby guarantee liability of $0.8 million at March 31, 2010 and December 31, 2009 related to this strategic alliance agreement. The Company reevaluates this estimate quarterly.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. The fair value of homes and homesites is determined based upon final sales prices of inventory sold during the period (level 2 inputs). For inventory held for sale, estimates of selling prices based on current market data are utilized (level 3 inputs). For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods (level 3 inputs). In the first quarter of 2010 and 2009, the Company recorded impairment charges in the residential real estate segment of $0.1 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operations

In December 2009, the Company sold Victoria Hills Golf Club as part of the bulk sale of Victoria Park and sold its St. Johns Golf and Country Club. The Company has classified the operating results associated with these golf courses as discontinued operations as these operations had identifiable cash flows and operating results, and the Company has no continuing involvement in their operations.

On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant.

Discontinued operations presented on the consolidated statements of operations for the three months ended March 31 included the following:

Three Months Ended
March 31, 2009

Victoria Hills Golf Club — Residential Segment
Aggregate revenues	$718

Pre-tax (loss) income	(96)
Income taxes (benefit)	(37)

(Loss) from discontinued operations, net	$(59)

St. Johns Golf and Club — Residential Segment
Aggregate revenues	$765

Pre-tax income	66
Income taxes	26

Income from discontinued operations, net	$40

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$1,707

Pre-tax (loss) income	(377)
Pre-tax gain on sale	124
Income taxes (benefit)	(99)

(Loss) income from discontinued operations	$(154)

Total (loss) income from discontinued operations, net	$(173)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Real Estate

Real estate by segment includes the following:

	March 31, 2010	December 31, 2009

Operating property:
Residential real estate	$176,504	$173,190
Rural land sales	139	139
Forestry	61,114	61,890
Other	510	510

Total operating property	238,267	235,729

Development property:
Residential real estate	467,744	470,364
Commercial real estate	59,593	59,385
Rural land sales	7,652	7,699
Other	305	305

Total development property	535,294	537,753

Investment property:
Commercial real estate	1,753	1,753
Rural land sales	5	5
Forestry	952	522
Other	5,901	5,902

Total investment property	8,611	8,182

Investment in unconsolidated affiliates:
Residential real estate	2,058	2,836

Total real estate investments	784,230	784,500
Less: Accumulated depreciation	36,889	35,000

Investment in real estate	$747,341	$749,500

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

6.	Notes Receivable

Notes receivable consisted of the following:

	March 31, 2010	December 31, 2009

Various builders	$1,313	$1,795
Pier Park Community Development District	2,640	2,641
Perry Pines mortgage note	6,263	6,263
Various mortgages and other	762	804

Total notes receivable	$10,978	$11,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2009, the Company renegotiated the terms of a builder note receivable, resulting in an impairment charge of $1.3 million.

7.	Restructuring

The Company announced on March 17, 2010 that it is relocating its corporate headquarters from Jacksonville, Florida to its VentureCrossings Enterprise Centre to be developed adjacent to the new Northwest Florida Beaches International Airport in Bay County, Florida. The Company will also be consolidating existing offices from Tallahassee, Port St. Joe and South Walton County into the new location. The relocation is expected to be completed by the summer of 2011.

The Company expects to incur charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges are expected to be cash expenditures. The Company recorded a charge of $1.5 million during the first quarter of 2010. The total amount of termination and relocation benefits will be a greater amount, however, it is not quantifiable at this time as the employees who are asked to relocate will be given a choice between relocation and termination benefits.

The charges associated with the Company’s 2010 restructuring and reorganization program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry		Other	Total

Three months ended March 31, 2010:
One-time termination and relocation benefits to employees	$691	9	673		$—	$169	$1,542

Cumulative restructuring charges, January 1, 2010 through March 31, 2010	$691	$9	$673	$		$169	$1,542

Remaining one-time termination and relocation benefits to employees — to be incurred during 2010(a)	$	$25	$—		$—	$186	$211

(a)	Represents costs to be incurred from April 1, 2010 through December 31, 2010.

The charges associated with the Company’s 2006-2009 restructurings and reorganization programs by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other		Total

Three months ended March 31, 2010:
One-time termination benefits to employees	$—	—	—	$—		$(2)	$(2)

Three months ended March 31, 2009:
One-time termination benefits to employees	$27	—	—	$—		$(27)	$—

Cumulative restructuring charges, September 30, 2006 through March 31, 2010	$18,519	$1,301	$1,785	$301		$10,009	$31,915

Remaining one-time termination benefits to employees — to be incurred during 2010	$—	$—	$—	$—	$		$—

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2010, the remaining accrued liability associated with restructurings and reorganization programs consisted of the following:

	Balance at			Balance at
	December 31,	Costs		March 31,	Due within
	2009	Accrued	Payments	2010	12 months

One-time termination and relocation benefits to employees — 2010 relocation	$—	$1,542	$—	$1,542	$1,542

One-time termination benefits to employees — 2009 and prior	$4,460	$(2)	$(763)	$3,695	$3,695

Total	$4,460	$1,540	$(763)	$5,237	$5,237

8.	Debt

Debt consists of the following:

	March 31, 2010	December 31, 2009

Non-recourse defeased debt	26,655	27,105
Community Development District debt	12,522	12,403

Total debt	$39,177	$39,508

The aggregate scheduled maturities of debt subsequent to March 31, 2010 are as follows (a):

2010	$1,374
2011	1,982
2012	2,018
2013	1,586
2014	1,507
Thereafter	30,710

Total	$39,177

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $26.7 million.

The Company has a $125 million revolving Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company. The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The following includes a summary of the Company’s more significant financial covenants:

	Covenant		March 31, 2010

Minimum consolidated tangible net worth	$800,000		$888,553
Ratio of total indebtedness to total asset value	50.0%		2.9%
Unencumbered leverage ratio	2.0	x	84.9	x
Minimum liquidity	$20,000		$275,135

The Company was in compliance with its debt covenants at March 31, 2010.

The Credit Agreement contains customary events of default. If any event of default occurs, lenders holding two-thirds of the commitments may terminate the Company’s right to borrow and accelerate amounts due under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement. In the event of bankruptcy, all amounts outstanding would automatically become due and payable and the commitments would automatically terminate.

9.	Employee Benefit Plans

A summary of the net periodic benefit (credit) follows:

	Three Months Ended
	March 31,
	2010	2009

Service cost	$325	$375
Interest cost	375	1,900
Expected return on assets	(1,425)	(3,325)
Prior service costs	175	175
Actuarial loss	—	475

Net periodic benefit (credit)	$(550)	$(400)

The Company remeasures its plan assets and benefit obligation at each December 31. No events occurred during the three months ended March 31, 2010 which would require the Company to remeasure its plan assets or benefit obligation.

10.	Income Taxes

The Company had approximately $1.4 million of total unrecognized tax benefits as of March 31, 2010 and December 31, 2009, none of which, if recognized, would materially affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $0.2 million and $0.3 million (net of tax benefit) at March 31, 2010 and December 31, 2009, respectively, related to uncertain tax positions. There were no significant changes to unrecognized tax benefits including interest and penalties during the first quarter of 2010, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D.

The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MPDIMA”). The Company has been receiving the federal subsidy since the 2006 tax year related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the MPDIMA, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.

Under the Acts, beginning in 2013 an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under U.S. GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. As a result, the Company recognized a noncash charge of approximately $0.6 million during the quarter ended March 31, 2010 to reduce deferred tax assets to reflect the change in the tax treatment of the federal subsidy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the tax treatment of the federal subsidy only affects the application of tax law to the Company’s prescription drug plans that are actuarially equivalent to Medicare Part D and is not expected to result in an increase in the pre-tax cost of providing such plans to its retirees and employees.

The current income tax receivable was $64.9 million at March 31, 2010 and $62.4 million at December 31, 2009.

11.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells homesites and now, to a lesser extent, homes, due to the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s timberland holdings. The forestry segment produces and sells pine pulpwood, timber and other forest products.

The Company uses income (loss) from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

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

Information by business segment is as follows:

	Three Months Ended
	March 31,
	2010	2009

Operating Revenues:
Residential real estate	$5,511	$9,306
Commercial real estate	388	477
Rural land sales	986	4,167
Forestry	6,415	6,172

Consolidated operating revenues	$13,300	$20,122

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes:
Residential real estate	$(11,244)	$(14,192)
Commercial real estate	(434)	(605)
Rural land sales	(309)	2,885
Forestry	1,470	1,106
Other	(7,119)	(8,368)

Consolidated (loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	$(17,636)	$(19,174)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2010	December 31, 2009

Total Assets:
Residential real estate	$639,449	$641,953
Commercial real estate	64,137	63,830
Rural land sales	14,543	14,617
Forestry	62,239	62,082
Other	306,214	315,658

Total Assets	$1,086,582	$1,098,140

12.	Contingencies

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

At March 31, 2010 and December 31, 2009, the Company was party to surety bonds of $18.5 million and $28.1 million, respectively, and standby letters of credit in the amount of $2.5 million which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

Other proceedings involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million at March 31, 2010 and $1.7 million at December 31, 2009, respectively. Although in the opinion of management none of our litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of its break-even payments. The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the new airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The Company may also terminate the agreement if Southwest has not commenced air service to the new airport within 90 days of its opening. Southwest may terminate the agreement if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement. The Company carries a standby guarantee liability of $0.8 million at March 31, 2010 and December 31, 2009 related to this strategic alliance agreement.

13.	Concentration of Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, notes receivable and retained interests. The Company deposits and invests excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits.

Some of the Company’s notes receivable are from homebuilders and other entities associated with the real estate industry. As with many entities in the real estate industry, revenues have contracted for these companies, and they may be increasingly dependent on their lenders’ continued willingness to provide funding to maintain ongoing liquidity. The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	a continued downturn in the real estate markets in Florida and across the nation;

•	a continued crisis in the national financial markets and the financial services and banking industries;

•	a continued decline in national economic conditions;

•	economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	availability of mortgage financing, increases in foreclosures and increases in interest rates;

•	changes in the demographics affecting projected population growth in Florida, including the demographic migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the book value of our real estate assets and notes receivable;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	the failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and homesites and residential or resort properties or a decrease in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial and economic development in Northwest Florida;

•	competition from other real estate developers;

•	decreases in pricing of our products and the related profit margins;

•	increases in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the expected economic impact of the new Northwest Florida Beaches International Airport;

•	the failure of Southwest Airlines to commence service upon the opening of the new airport, or the subsequent reduction or termination of such service;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	increases in homeowner insurance rates and deductibles for property in Florida, particularly in coastal areas, and decreases in the availability of property insurance in Florida;

•	high property tax rates in Florida, and future increases in such rates;

•	significant tax payments arising from any acceleration of deferred taxes;

•	possible negative effects from oil or natural gas drilling in the Gulf of Mexico (especially if permitted off the coast of Northwest Florida), including the adverse impact of the sizable oil spill off the coast of Louisiana;

•	increases in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.

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

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office, hotel and industrial uses. Our rural land sales segment generates revenues from the sale of parcels of undeveloped land and rural land with limited development and mitigation bank credits. Our forestry segment generates revenues from the sale of pulpwood, timber and forest products and conservation land management services.

Our business, financial condition and results of operations continued to be materially adversely affected during the first quarter of 2010 by the real estate downturn and economic recession in the United States. This challenging environment has exerted negative pressure on the demand for all of our real estate products and contributed to our net loss for the first quarter. Although some analysts and commentators have expressed that the real estate crisis may have reached a “bottom” in 2009 and that the economy is showing early signs of a recovery, we cannot predict with any certainty when demand for our real estate products will improve.

The new Northwest Florida Beaches International Airport is scheduled to open May 23, 2010. The new airport is located within our 75,000 - acre West Bay Sector Plan. We believe that the new airport and service from Southwest Airlines will significantly improve the accessibility to Northwest Florida and will serve as a catalyst for regional growth and increased demand for our real estate products.

We announced on March 17, 2010 that we are relocating our corporate headquarters from Jacksonville, Florida to our VentureCrossings Enterprise Centre to be developed adjacent to the new Northwest Florida Beaches International Airport in Bay County, Florida. We will also be consolidating our existing offices from Tallahassee, Port St. Joe and South Walton County into the new location. The relocation is expected to be completed by the summer of 2011.

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana causing a sizable oil spill. We are uncertain at this time of the future impact of the oil spill, if any, on our properties or business, but we will continue to monitor and take appropriate steps to respond to the situation.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in these policies during the first three months of 2010.

Correction of Prior Period Error

In the first quarter of 2010, we determined that approximately $2.6 million ($1.6 million net of tax) of stock compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce deferred income taxes, net, by $1.0 million and increase common stock by $2.6 million to reflect the correction of this error, with a corresponding $1.6 million reduction recorded to retained earnings. The correction is similarly reflected as an adjustment to common stock and retained earnings as of December 31, 2009 in the consolidated statement of changes in equity. The correction of this error also impacted the consolidated statements of operations and cash flows for the three months ending March 31, 2009. These corrections were not considered material to prior period financial statements.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Results of Operations

Net (loss) decreased $0.6 million to a loss of $(11.4) million, or $(0.13) per share, in the first quarter of 2010, compared to a net loss of $(12.0) million, or $(0.13) per share, for the first quarter of 2009. Results for the three months ended March 31, 2010 include a restructuring charge of $1.5 million related to the consolidation of our offices. Results for the three months ended March 31, 2009 include impairment charges of $1.5 million primarily related to the write down of a renegotiated builder note receivable. Results for the three months ended March 31, 2009 reported in discontinued operations primarily included the operations of Victoria Hills Golf Club, St. Johns Golf and Country Club and Sunshine State Cypress.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$1.8	$8.5	$(6.7)	(79)%
Resort and club revenues	4.6	4.6	—	—
Timber sales	6.4	6.2	0.2	3
Other	0.5	0.8	(0.3)	(38)

Total	13.3	20.1	(6.8)	(34)

Expenses:
Cost of real estate sales	0.6	4.1	(3.5)	(85)
Cost of resort and club revenues	6.5	6.5	—	—
Cost of timber sales	4.4	4.4	—	—
Cost of other revenues	0.5	0.5	—	—
Other operating expenses	8.0	11.2	(3.2)	(29)

Total	$20.0	$26.7	$(6.7)	(25)%

The decrease in real estate sales revenues and cost of real estate sales for the three months ended March 31, 2010 compared to 2009 was primarily due to decreased sales in our residential real estate and rural land sales segment. Residential real estate sales continue to remain weak as a result of oversupply and depressed prices within the Florida real estate markets. In addition, our rural land sales decreased during 2010 compared to 2009 as a result of our planned reduction in large tract rural land sales. During 2010, approximately $0.1 million, or 7%, of our first quarter revenues were generated by rural land sales compared to $4.2 million, or 21%, in 2009.

Resort and club revenues and cost of revenues remained constant during 2010 and 2009. Our resort and club operations generally operate at a loss during the first quarter of the year as a result of lower seasonal volume.

Other operating expenses decreased by $3.2 million, or 29%, due to lower general and administrative expenses as a result of our restructuring efforts. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, representing corporate general and administrative expenses, was $5.4 million and $8.3 million during the three months ended March 31, 2010 and 2009, respectively. Our overall employee and administrative costs have decreased as a result of reduced head count and cost savings initiatives.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. During the first quarter 2010 and 2009 we recorded impairment charges of $0.1 million and $0.2 million, respectively in the residential real estate segment. In addition, we recorded a $1.3 million write down of a renegotiated builder note receivable in our residential real estate segment during the first quarter of 2009.

Restructuring charge.  We announced on March 17, 2010 that we are relocating our corporate headquarters from Jacksonville, Florida to our VentureCrossings Enterprise Centre to be developed adjacent to the new Northwest Florida Beaches International Airport in Bay County, Florida. We will also be consolidating existing offices from Tallahassee, Port St. Joe and South Walton County into the new location. The relocation is expected to be completed by the summer of 2011.

We expect to incur charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges are expected to be cash expenditures. We recorded a charge of $1.5 million during the first quarter of 2010. The total amount of termination and relocation benefits will be a greater amount, however, it is not quantifiable at this time as the employees who are asked to relocate will be given a choice between relocation and termination benefits.

We recorded no restructuring charge in the three months ended March 31, 2009. See Note 7 to our consolidated financial statements for further information regarding our restructuring charges.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, fair value adjustment of our retained interest in monetized installment note receivables and other income. Other income (expense) was $(0.5) million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. The $1.7 million decrease was primarily a result of a $1.3 million charge related to a litigation settlement and an increase in interest expense of $1.0 million associated with our community development district debt obligations which was not capitalized during 2010 due to reduced spending levels.

Equity in (loss) income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates was $(0.4) million and less than $0.1 million in the three months ended March 31, 2010 and 2009. Equity in (loss) income primarily related to joint ventures within our residential real estate segment which are now substantially sold out.

Income tax (benefit) expense.  Income tax (benefit) expense, including income tax on discontinued operations, totaled $(6.6) million and $(7.2) million for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate was 37% and 38% for the three months ended March 31, 2010 and 2009, respectively.

Discontinued Operations.  (Loss) income from discontinued operations, net of tax, totaled $(0.2) million in the three months ended March 31, 2009. See our Residential and Forestry sections below for further detail on discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

Our residential sales remain weak due to the real estate downturn and economic recession in Florida. Inventories of resale homes and homesites remain high in our markets and prices remain depressed, and, predicting when real estate markets will return to health remains difficult. Although we have noticed some renewed interest in residential real estate activity, we do not expect any significant favorable changes in market conditions during 2010.

Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed. The overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment may not be recoverable. In the first quarter of 2010 and 2009, we recorded impairment charges of $0.1 million and $0.2 million, respectively. In addition, we recorded a $1.3 million impairment charge in the first quarter of 2009 related to a renegotiated builder note receivable.

The table below sets forth the results of continuing operations of our residential real estate segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(In millions)

Revenues:
Real estate sales	$0.5	$4.0
Resort and club revenues	4.6	4.6
Other revenues	0.4	0.7

Total revenues	5.5	9.3

Expenses:
Cost of real estate sales	0.4	3.5
Cost of resort and club revenues	6.5	6.5
Cost of other revenues	0.5	0.5
Other operating expenses	5.3	8.7
Depreciation and amortization	2.5	2.8
Restructuring charge	0.7	—
Impairment charge	0.1	1.5

Total expenses	16.0	23.5

Other income (expense)	(0.8)	—

Pre-tax (loss) from continuing operations	$(11.3)	$(14.2)

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

Three Months Ended March 31, 2010 and 2009

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$—	$0.5	$0.5	$3.3	$0.7	$4.0
Cost of sales:
Direct costs	—	0.4	0.4	1.8	0.1	1.9
Selling costs	—	—	—	0.2	0.1	0.3
Other indirect costs	—	—	—	1.3	—	1.3

Total cost of sales	—	0.4	0.4	3.3	0.2	3.5

Gross profit	$—	$0.1	$0.1	$—	$0.5	$0.5

Gross profit margin	—%	20%	20%	—%	71%	13%
Units sold	0	6	6	9	3	12

The decreases in the amounts of real estate sales were due primarily to decreases in primary home closings and homesite closings in various communities as a result of adverse market conditions. The average sales price in the first quarter of 2010 was also less than the average sales price in the first quarter of 2009.

The following table sets forth home and homesite sales activity by geographic region and property type.

	March 31, 2010				March 31, 2009
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes		$—	$—	$—	6	$2.8	$2.8	$—
Home sites	5	0.5	0.4	0.1	1	0.2	0.1	0.1
Primary
Home sites	1	—	—	—	2	0.4	0.1	0.3
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	—	—
Home sites	—	—	—	—	—	—	—	—
Central Florida:
Primary
Single-family homes					2	0.4	0.4	—
Multi-family homes	—	—	—	—	—	—	—	—
Townhomes					1	0.1	0.1	—
Home sites	—	—	—	—	—	0.1	—	0.1

Total	6	$0.5	$0.4	$0.1	12	$4.0	$3.5	$0.5

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

Resort and club revenues included revenues from the WaterColor Inn, WaterColor and WaterSound vacation rental programs and other resort, golf, club and marina operations. Resort and club revenues in total remained constant for both periods and were $4.6 million in the first quarter of 2010 and 2009. Cost of resort and club revenues were $6.5 million in the first quarter of 2010 and 2009. Our resort and club operations generally operate at a loss during the first quarter of the year as a result of lower seasonal volume.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $5.3 million in the first quarter of 2010 compared to $8.7 million in the first quarter of 2009. The decrease of $3.4 million in operating expenses was primarily due to reductions in employee costs along with reductions in marketing and homeowners association funding costs, certain warranty and other project costs and real estate taxes, which savings were created by the sale of certain projects during 2009.

We recorded restructuring charges in our residential real estate segment of $0.7 million during the first quarter of 2010 in connection with our corporate headquarters relocation.

Other expense was $(0.8) million during the first quarter of 2010 which primarily consisted of interest expense associated with our community development district obligations which was not capitalized in 2010 due to reduced spending levels.

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad range of retail, office, hotel, industrial and multi-family uses. We sell and develop commercial land and provide development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Consistent with residential real estate, the markets for commercial real estate, particularly retail, remain weak.

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)

Revenues:
Real estate sales	$0.3	$0.4
Other revenue	0.1	0.1

Total revenues	0.4	0.5

Expenses:
Cost of real estate sales	—	0.3
Other operating expenses	1.6	1.0

Total expenses	1.6	1.3
Other income	0.7	0.2

Pre-tax (loss) from continuing operations	$(0.5)	$(0.6)

Other revenue primarily relates to lease income associated with a long term land lease with the Port Authority of Port St. Joe.

Much of our commercial real estate activity is focused on the opportunities presented by the new Northwest Florida Beaches International Airport, scheduled to open in May 2010. We believe these commercial opportunities will be significantly enhanced by Southwest Airlines’ planned service to the new airport, as described above. We continue pre-development activity at our VentureCrossings Enterprise Centre, an approximately 1,000 acre project adjacent to the airport site. The land is being planned for office, retail, hotel and industrial users. To support our commercial efforts, we have recently entered into an agreement with CB Richard Ellis Group, Inc., the world’s largest commercial real estate services firm, to master plan and market for joint venture, sale or lease these 1,000 acres. CB Richard Ellis will solicit global office, retail and industrial users for this prime development location. We expect, over time, that the new international airport will expand our customer base as it connects Northwest Florida with the global economy and as the area is repositioned from a regional to a national destination.

There was one commercial land sale in Bay county during the three months ended March 31, 2010 of 2.8 acres at an average price of $110,000 per acre and none during the three months ended March 31, 2009. Sales and cost of sales included previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2009.

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

The table below sets forth the results of operations of our rural land sales segment for the three months ended March 31, 2010 and 2009:

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)

Revenues:
Real estate sales	$1.0	$4.2

Expenses:
Cost of real estate sales	0.1	0.4
Other operating expenses	0.6	1.0
Restructuring expenses	0.7	—

Total expenses	1.4	1.4

Other income	0.1	0.1

Pre-tax (loss) income from continuing operations	$(0.3)	$2.9

Rural land sales for the three months ended March 31 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

Three Months Ended:
March 31, 2010	2	72	$5,541	$0.4	$0.3
March 31, 2009	5	1,027	$4,140	$4.2	$3.8

During 2009, we made a strategic decision to sell fewer acres of rural land as we generated cash from other sources. We intend to employ the same strategy in 2010. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.

During the three months ended March 31, 2009, we closed one significant sale of 930 acres in Wakulla county for $3.9 million, or $4,234 per acre. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another.

During the fourth quarter 2009, we also began selling credits to developers, utility companies and other users from our wetland mitigation banks. Included in real estate sales was $0.6 million related to the sale of nine mitigation bank credits at an average sales price of $65,201 per credit during the first quarter of 2010.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. On February 27, 2009, we completed the sale of the inventory and equipment assets of Sunshine State Cypress. The results of operations for Sunshine State Cypress during the three months ended March 31, 2009 are set forth below as discontinued operations.

The table below sets forth the results of the continuing operations of our forestry segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(In millions)

Revenues:
Timber sales	$6.4	$6.2
Expenses:
Cost of timber sales	4.4	4.4
Other operating expenses	0.5	0.5
Depreciation and amortization	0.5	0.6

Total expenses	5.4	5.5

Other income	0.5	0.4

Pre-tax income from continuing operations	$1.5	$1.1

We have a wood fiber supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”) which expires on June 30, 2012. Although Smurfit-Stone filed for bankruptcy protection in 2008, the supply agreement remains in effect at this time, and Smurfit-Stone is current in its payments. Sales under this agreement were $3.7 million (175,000 tons) in 2010 and $3.3 million (160,000 tons) in 2009.

Sales to customers other than Smurfit-Stone totaled $2.3 million (110,000 tons) in 2010 and $2.3 million (118,000 tons) in 2009. The increase in revenue per ton from 2009 to 2010 was primarily due to an increase in market prices related to our wood products as a result of increased demand.

Our 2009 sales revenues also included $0.6 million related to land management services performed in connection with certain conservation properties. We plan to seek other customers for our conservation land management services.

We are continuing to explore alternative sources of revenue from our extensive timberland and rural land holdings. For example, in 2010, we began participating in a government sponsored biomass crop assistance program that will provide us additional revenues related to wood products subsequently used in energy production. Our first quarter 2010 sales included $0.4 million related to alternative use sales.

Other income which consists primarily of income from hunting leases was $0.5 million and $0.4 million during 2010 and 2009, respectively.

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

Discontinued operations related to the sale of Sunshine State Cypress for the three months ended March 31 are as follows:

Three Months Ended
March 31, 2009
(In millions)

Sunshine State Cypress — Forestry Segment Aggregate revenues	$1.7

Pre-tax (loss) income	(0.4)
Pre-tax gain on sale	0.1

Income taxes	(0.1)

Loss from discontinued operations	$(0.2)

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $152.6 million, compared to $163.8 million as of December 31, 2009.

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

As more fully described in Note 8 of our consolidated financial statements, the credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The recent amendment also limits the amount of our investments not otherwise permitted by the credit facility to $175 million and the amount of our additional debt not otherwise permitted by the credit facility to $175 million. We were in compliance with our debt covenants at March 31, 2010. No funds have been drawn on the credit facility as of March 31, 2010.

We have entered into a strategic alliance agreement with Southwest Airlines to facilitate low-fare air service to the new Northwest Florida Beaches International Airport. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making break-even payments. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. These cash payments and reimbursements could have a significant effect on our cash flows and results of operations starting in the second half of 2010, depending on the results of Southwest’s operations of the air service.

Cash Flows from Operating Activities

Net cash used in operations was $14.5 million and $3.8 million in the first three months of 2010 and 2009, respectively. During such periods, expenditures relating to our residential real estate segment were $1.1 million and $2.9 million, respectively. Additional capital expenditures were $0.3 million and less than $0.1 million, respectively, and primarily related to commercial real estate development.

Our current income tax receivable was $64.9 million at March 31, 2010 and $62.4 million at December 31, 2009. We anticipate we will receive the majority of our 2009 tax receivable during 2010 which will provide us with additional liquidity.

Cash Flows from Investing Activities

Net cash provided by (used) in investing activities was $0.3 million and $(1.6) million in the first three months of 2010 and 2009, respectively. We do not anticipate making any significant investments at this time.

Cash Flows from Financing Activities

Net cash provided by (used) in financing activities was $3.0 million and $(0.4) million in the first three months of 2010 and 2009, respectively.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for future assessments which are fixed or determinable and will be levied against our properties. Accordingly, we have recorded debt of $12.5 million and $12.4 million related to CDD bonds as of March 31, 2010 and December 31, 2009, respectively.

Off-Balance Sheet Arrangements

There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2009, during the first quarter of 2010.

Contractual Obligations and Commercial Commitments

There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2009, during the first quarter of 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2009, during the first quarter of 2010.

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

(b) Changes in Internal Controls. During the quarter ended March 31, 2010, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation on a number of matters and are subject to claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

The following disclosure supplements the risk factor related to offshore drilling described in our Form 10-K:

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizable oil spill has now developed in the Gulf of Mexico and additional oil continues to leak daily from the well. Containment efforts are underway, but the oil spill may impact the coast of Northwest Florida. The oil spill could have a direct negative impact on our beachfront and coastal properties and could have a material adverse effect on our financial condition, results of operations and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at March 31, 2010. There is no expiration date for the Stock Repurchase Program, however, we have no present intention to repurchase any shares under the Stock Repurchase Program. In addition, our $125 million revolving credit facility requires that we not repurchase stock in amounts in excess of any cumulative net income that we have earned since January 1, 2007.

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
				(In thousands)

Month Ended January 31, 2010	—	$—	—	$103,793
Month Ended February 28, 2010	19,447	$28.48	—	$103,793
Month Ended March 31, 2010		$	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s registration statement on Form S-3 (File 333-116017)).
3.2	Amended and Restated By-laws of the registrant (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 14, 2004).
10.1	Letter Agreement regarding relocation benefits dated March 16, 2010, by and between the Company and Wm. Britton Greene (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2010).
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: May 4, 2010	/s/ Wm. Britton Greene Wm. Britton Greene President, Chief Executive Officer and Director

Date: May 4, 2010	/s/ Janna L. Connolly Janna L. Connolly Senior Vice President and Chief Accounting Officer