Form 10-Q
period 2010-06-30
ST JOE CO
filed 2010-08-05
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
133 South WaterSound Parkway WaterSound, Florida	32413 (Zip Code)
(Address of principal executive offices)

(850) 231-6482
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

As of July 28, 2010, there were 123,004,851 shares of common stock, no par value, issued and 92,701,304 outstanding, with 30,303,547 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

		Page No.

PART I Financial Information
Item 1.	Financial Statements	2
	Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	2
	Consolidated Statements of Operations — Three months and six months ended June 30, 2010 and 2009	3
	Consolidated Statement of Changes in Equity — Six months ended June 30, 2010	4
	Consolidated Statements of Cash Flows — Six months ended June 30, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Removed and Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39
EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Investment in real estate	$748,195	$749,500
Cash and cash equivalents	138,862	163,807
Notes receivable	10,373	11,503
Pledged treasury securities	26,209	27,105
Prepaid pension asset	39,024	42,274
Property, plant and equipment, net	13,682	15,269
Income taxes receivable	67,791	63,690
Other assets	29,531	26,290

	$1,073,667	$1,099,438

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$38,898	$39,508
Accounts payable	16,309	13,781
Accrued liabilities and deferred credits	88,988	92,548
Deferred income taxes, net	45,673	57,281

Total liabilities	189,868	203,118
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 123,013,808 and 122,557,167 issued at June 30, 2010 and December 31, 2009, respectively	933,254	924,267
Retained earnings	894,327	914,362
Accumulated other comprehensive (loss)	(13,207)	(12,558)
Treasury stock at cost, 30,297,961 and 30,275,716 shares held at June 30, 2010 and December 31, 2009, respectively	(930,919)	(930,124)

Total stockholders’ equity	883,455	895,947

Noncontrolling interest	344	373

Total equity	883,799	896,320

Total liabilities and equity	$1,073,667	$1,099,438

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Real estate sales	$2,836	$20,243	$4,670	$28,737
Resort and club revenues	10,797	10,542	15,389	15,111
Timber sales	7,804	7,167	14,219	13,339
Other revenues	598	1,153	1,057	2,039

Total revenues	22,035	39,105	35,335	59,226

Expenses:
Cost of real estate sales	1,140	11,607	1,731	15,716
Cost of resort and club revenues	9,631	9,859	16,134	16,404
Cost of timber sales	5,091	5,187	9,521	9,626
Cost of other revenues	621	624	1,082	1,148
Other operating expenses	7,565	12,180	15,538	23,340
Corporate expense, net	8,109	5,786	13,466	14,136
Depreciation and amortization	3,457	4,032	6,939	7,816
Pension settlement charge	—	44,678	—	44,678
Impairment losses	502	19,962	555	21,498
Restructuring charges	1,158	12	2,698	11

Total expenses	37,274	113,927	67,664	154,373

Operating loss	(15,239)	(74,822)	(32,329)	(95,147)

Other income (expense):
Investment income, net	452	632	835	1,398
Interest expense	(1,136)	(139)	(2,230)	(267)
Other, net	1,204	410	1,369	922

Total other income (expense)	520	903	(26)	2,053

Loss from continuing operations before equity in (loss) of unconsolidated affiliates and income taxes	(14,719)	(73,919)	(32,355)	(93,094)
Equity in (loss) of unconsolidated affiliates	(51)	(45)	(429)	(15)
Income tax (benefit)	(6,140)	(28,515)	(12,729)	(35,698)

Loss from continuing operations	(8,630)	(45,449)	(20,055)	(57,411)
Loss from discontinued operations, net of tax	—	(49)	—	(222)

Net loss	(8,630)	(45,498)	(20,055)	(57,633)
Less: Net loss attributable to noncontrolling interest	(8)	(655)	(20)	(757)

Net loss attributable to the Company	$(8,622)	$(44,843)	$(20,035)	$(56,876)

(LOSS) PER SHARE
Basic
Loss from continuing operations attributable to the Company	$(0.09)	$(0.49)	$(0.22)	$(0.62)
Loss from discontinued operations attributable to the Company	$—	$—	$—	$—

Net loss attributable to the Company	$(0.09)	$(0.49)	$(0.22)	$(0.62)

Diluted
Loss from continuing operations attributable to the Company	$(0.09)	$(0.49)	$(0.22)	$(0.62)
Loss from discontinued operations attributable to the Company	$—	$—	$—	$—

Net loss attributable to the Company	$(0.09)	$(0.49)	$(0.22)	$(0.62)

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock					Other
	Outstanding			Retained		Comprehensive	Treasury	Noncontrolling
	Shares	Amount		Earnings		Income (Loss)	Stock	Interest	Total

Balance at December 31, 2009	92,281,451	$924,267	(1)	$914,362	(1)	$(12,558)	$(930,124)	$373	$896,320

Comprehensive (loss):
Net (loss)	—	—		(20,035)		—	—	(20)	(20,055)
Amortization of pension and postretirement benefit costs, net	—	—		—		(649)	—	—	(649)

Total comprehensive (loss)	—	—		—		—	—	—	(20,704)

Distributions	—	—		—		—	—	(9)	(9)
Issuances of restricted stock	333,670	—		—		—	—	—	—
Forfeitures of restricted stock	(55,915)	—		—		—	—	—	—
Issuance of common stock	178,886	5,083		—		—	—	—	5,083
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	59		—		—	—	—	59
Amortization of stock-based compensation	—	3,845		—		—	—	—	3,845
Purchases of treasury shares	(22,245)	—		—		—	(795)		(795)

Balance at June 30, 2010	92,715,847	$933,254		$894,327		$(13,207)	$(930,919)	$344	$883,799

(1)	The opening balance of common stock and retained earnings was adjusted by $2.6 million and ($1.6) million, respectively, for an immaterial correction. Refer to Note 1, “Correction of Prior Period Error”.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(20,055)	$(57,633)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,939	8,362
Stock-based compensation	3,845	6,583
Equity in loss of unconsolidated joint ventures	429	15
Deferred income tax (benefit)	(11,265)	(19,539)
Pension settlement	—	44,678
Impairment losses	555	21,498
Cost of operating properties sold	1,693	15,024
Expenditures for operating properties	(5,698)	(6,411)
Changes in operating assets and liabilities:
Notes receivable	628	2,038
Other assets	(1,642)	5,743
Accounts payable and accrued liabilities	531	(2,370)
Income taxes payable	(5,399)	(14,685)

Net cash (used in) provided by operating activities	(29,439)	3,303

Cash flows from investing activities:
Purchases of property, plant and equipment	(287)	(2,949)
Proceeds from the disposition of assets	42	631
Contribution of capital to unconsolidated affiliates	—	(191)
Distributions from unconsolidated affiliates	391	535

Net cash provided by (used in) investing activities	146	(1,974)

Cash flows from financing activities:
Proceeds from exercises of stock options	5,083	108
Excess (reduction in) tax benefits from stock-based compensation	60	(185)
Taxes paid on behalf of employees related to stock-based compensation	(795)	(155)

Net cash provided by (used in) financing activities	4,348	(232)

Net (decrease) increase in cash and cash equivalents	(24,945)	1,097
Cash and cash equivalents at beginning of period	163,807	115,472

Cash and cash equivalents at end of period	$138,862	$116,569

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

Correction of Prior Period Error

In the first quarter of 2010, the Company determined that approximately $2.6 million ($1.6 million net of tax) of stock compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce deferred income taxes, net, by $1.0 million and increase common stock by $2.6 million to reflect the correction of this error, with a corresponding $1.6 million reduction recorded to retained earnings. This correction is similarly reflected as an adjustment to common stock and retained earnings as of December 31, 2009 in the consolidated statement of changes in equity. The correction of this error also impacted the consolidated statements of operations for the three months and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009. These corrections were not considered material to prior period financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-16 formally codifies SFAS 166, Accounting for Transfers of Financial Assets, while ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-16 represents a revision to the provisions of former SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures. ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The updates require a number of new disclosures. ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The updates to the Codification are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. ASU 2009-16 and ASU 2009-17 were adopted by the Company as required on January 1, 2010. The adoption of ASU 2009-16 and ASU 2009-17 did not have a material impact on the Company’s financial position or results of operations. Although the Company holds a retained interest in bankruptcy remote QSPEs established in accordance with ASU 2009-16, the financial position and results of such QSPEs are not consolidated in the Company’s financial statements. The Company evaluated the accounting requirements of ASU 2009-17 and determined that it would not be required to consolidate the financial position and results of the QSPEs as the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the QSPEs, nor does the Company perform any service activity related to the QSPEs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service-Based Grants

A summary of service-based non-vested restricted share activity as of June 30, 2010 and changes during the six month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2009	299,815	$36.66
Granted	156,626	28.00
Vested	(89,102)	37.24
Forfeited	(8,833)	29.26

Balance at June 30, 2010	358,506	$32.92

As of June 30, 2010, there was $2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock and stock option compensation arrangements which will be recognized over a weighted average period of four years.

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

A summary of the activity during the six months ended June 30, 2010 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-Vested Restricted Shares	Shares	Value

Balance at December 31, 2009	503,247	$23.95
Granted	177,044	21.23
Vested	—	—
Forfeited	(47,082)	23.39

Balance at June 30, 2010	633,209	$23.23

As of June 30, 2010, there was $5.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of three years. At June 30, 2010, the Company has accrued $0.4 million related to cash liability awards that may be payable to terminated employees who had been granted market condition restricted shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation recognized in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock-based compensation expense	$2,314	$3,602	$3,845	$6,583

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

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic average shares outstanding	91,727,508	91,364,842	91,594,812	91,288,049
Net effect of stock options assumed to be exercised	—	—	—	—
Net effect of non-vested restricted stock assumed to be vested	—	—	—	—

Diluted average shares outstanding	91,727,508	91,364,842	91,594,812	91,288,049

Approximately 0.1 million and 0.2 million shares were excluded from the computation of diluted earnings (loss) per share during the three months ended June 30, 2010 and 2009, respectively, and 0.1 million and 0.2 million during the six months ended June 30, 2010 and 2009, respectively, as the effect would have been anti- dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis are as follows:

Fair value as of June 30, 2010

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market	$125,196	$125,196	$—	$—
Retained interest in QSPEs	10,077	—	—	10,077
Standby guarantee liability	(791)	—	—	(791)

Total, net	$134,482	$125,196	$—	$9,286

Fair value as of December 31, 2009

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Recurring:
Investments in money market	$143,985	$143,985	$—	$—
Retained interest in QSPEs	9,881	—	—	9,881
Standby guarantee liability	(791)	—	—	(791)

Total, net	$153,075	$143,985	$—	$9,090

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

The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.3 million and $0.1 million during the six months ended June 30, 2010 and 2009, respectively. In addition, the Company will receive the payment of the remaining principal on the installment notes during 2022 and 2023.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during the first six months of 2010 or 2009.

The following is a reconciliation of the Company’s retained interest in QSPEs:

2010

Balance January 1	$9,881
Additions	—
Accretion of interest income	196

Balance June 30	$10,077

In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and balance sheet.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service to the new Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making specified break-even payments. There was no reimbursement required during the second quarter of 2010. The agreement also provides that Southwest Airlines’ profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments.

The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the break-even payments to Southwest Airlines exceed $14 million in the first year of air service or $12 million in the second year. Southwest Airlines may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.

The Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows are based on numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality. The fair value of the liability could fluctuate up or down significantly as a result of changes in assumptions related to these estimates and could have a material impact on the Company’s operating results.

The Company carried a standby guarantee liability of $0.8 million at June 30, 2010 and December 31, 2009 related to this strategic alliance agreement. The Company reevaluates this estimate quarterly.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. The fair value of homes and homesites is determined based upon final sales prices of inventory sold during the period (level 2 inputs). For inventory held for sale, estimates of selling prices based on current market data are utilized (level 3 inputs). For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods (level 3 inputs). The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period. For the six months ending June 30, 2010, the valuation adjustments and write-offs were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million. The assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2009 were as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value
	Identical Assets	Inputs	Inputs	June 30,	Total
	(Level 1)	(Level 2)	(Level 3)	2009	Losses

Non-financial assets:
Investment in real estate	$—	$3,789	$25,371	$29,160	$12,366

Long-lived assets sold or held for sale with a carrying amount of $41.5 million were written down to their fair value of $29.2 million, resulting in a loss of $12.4 million, which was included in impairment losses for the six months ending June 30, 2009.

4.	Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815 — Derivatives and Hedging (“ASC 815”). ASC 815 requires that an entity recognize all derivatives, as defined, as either assets or liabilities at fair value. The Company uses derivative instruments to manage its exposure to cash flow risks inherent in its standby guarantee agreement with Southwest Airlines and does not hold or issue derivative instruments for speculative or trading purposes.

As discussed in Note 3, the Company’s agreement with Southwest Airlines includes variable cost components which could have a significant impact on the Company’s cash flows. Airline operators are inherently dependent upon fuel to operate, and therefore, are impacted by changes in jet fuel prices. During the second quarter of 2010, the Company entered into a short-term financial derivative instrument to mitigate any potential adverse impact which may result from an increase in jet fuel costs. Specifically, the Company entered into a collar transaction in which the Company purchased a call option and sold a put option against the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes. This derivative instrument is not designated as a hedge and changes in the fair value of this derivative instrument are recognized in other, net as gain (loss) on derivative contracts on a monthly basis. There was no initial net cost of the derivative contracts, and there was no gain or (loss) recognized during the three months ended June 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Discontinued Operations

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

Discontinued operations presented on the consolidated statements of operations for the three and six months ended June 30, 2009 included the following:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Victoria Hills Golf Club — Residential Segment
Aggregate revenues	$707	$1,425

Pre-tax (loss) income	(140)	(236)
Income taxes (benefit)	(55)	(92)

(Loss) from discontinued operations, net	$(85)	$(144)

St. Johns Golf and Club — Residential Segment
Aggregate revenues	$841	$1,606

Pre-tax income	59	125
Income taxes	23	49

Income from discontinued operations, net	$36	$76

Sunshine State Cypress — Forestry Segment
Aggregate revenues	—	$1,707

Pre-tax (loss) income	—	(377)
Pre-tax gain on sale	—	124
Income taxes (benefit)	—	(99)

(Loss) income from discontinued operations	—	$(154)

Total (loss) income from discontinued operations, net	$(49)	$(222)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment in Real Estate

Real estate by segment includes the following:

	June 30, 2010	December 31, 2009

Operating property:
Residential real estate	$177,794	$173,190
Rural land sales	139	139
Forestry	60,951	61,890
Other	510	510

Total operating property	239,394	235,729

Development property:
Residential real estate	467,724	470,364
Commercial real estate	61,114	59,385
Rural land sales	7,649	7,699
Other	305	305

Total development property	536,792	537,753

Investment property:
Commercial real estate	1,753	1,753
Rural land sales	5	5
Forestry	952	522
Other	5,901	5,902

Total investment property	8,611	8,182

Investment in unconsolidated affiliates:
Residential real estate	2,008	2,836

Total real estate investments	786,805	784,500
Less: Accumulated depreciation	(38,610)	(35,000)

Investment in real estate	$748,195	$749,500

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands, and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate land and inventory currently under development to be sold. Investment property primarily includes the Company’s land held for future use.

7.	Notes Receivable

Notes receivable consisted of the following:

	June 30, 2010	December 31, 2009

Various builders	$634	$1,795
Pier Park Community Development District	2,760	2,641
Perry Pines mortgage note	6,263	6,263
Various mortgages and other	716	804

Total notes receivable	$10,373	$11,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During the second quarter of 2010, the Company recorded a $0.5 million write-down resulting from a renegotiated builder note receivable. During the second quarter of 2009, the Company determined the Advantis note receivable was uncollectible and accordingly recorded a charge of $7.4 million related to the write-off of the outstanding balance. In addition, the Company received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during the second quarter of 2009 and renegotiated terms related to certain other builder notes receivable during the second quarter of 2009. These events resulted in impairment charges of $0.4 million and $1.7 million during the three and six month periods ended June 30, 2009, respectively.

8.	Restructuring

The Company announced on March 17, 2010 that it is relocating its corporate headquarters from Jacksonville, Florida to its VentureCrossings Enterprise Centre to be developed adjacent to the new Northwest Florida Beaches International Airport in Bay County, Florida. The Company will also be consolidating existing offices from Tallahassee, Port St. Joe and South Walton County into the new location. The relocation is expected to be completed during 2011.

The Company expects to incur charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges are expected to be cash expenditures. Based on employee responses to the announced relocation, the Company estimates that total relocation costs should be approximately $5 million (pre-tax) of which $0.6 million was recorded in the second quarter of 2010. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. These estimates are based on significant assumptions, such as home values, and actual results could differ materially from these estimates. In addition the Company estimates total cash termination benefits of approximately $2.2 million (pre-tax) of which $1.6 million was recorded in the first six months of 2010.

The charges associated with the Company’s 2010 restructuring and reorganization program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry		Other	Total

Three months ended June 30, 2010:
One-time termination and relocation benefits to employees	$3	$—	$19		$—	$686	$708

Cumulative restructuring charges, January 1, 2010 through June 30, 2010	$694	$9	$700	$		$754	$2,157

Remaining estimated one-time termination and relocation benefits to employees	$482	$—	$—		$1,002	$4,075	$5,559

The company also incurred an additional $0.5 million related to prior restructurings during the second quarter of 2010. At June 30, 2010, the remaining accrued liability associated with restructurings and reorganization programs consisted of the following:

	Balance at			Balance at
	December 31,	Costs		June 30,	Due within
	2009	Accrued	Payments	2010	12 months

One-time termination and relocation benefits to employees — 2010 relocation	$—	$2,159	$(913)	$1,246	$1,246
One-time termination benefits to employees — 2009 and prior	$4,460	$538	$(4,886)	$112	$112

Total	$4,460	$2,697	$(5,799)	$1,358	$1,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Debt consists of the following:

	June 30, 2010	December 31, 2009

Non-recourse defeased debt	26,209	27,105
Community Development District debt	12,689	12,403

Total debt	$38,898	$39,508

The aggregate scheduled maturities of debt subsequent to June 30, 2010 are as follows (a):

2010	$927
2011	1,982
2012	2,019
2013	1,586
2014	1,507
Thereafter	30,877

Total	$38,898

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $26.2 million.

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

	Covenant		June 30, 2010

Minimum consolidated tangible net worth	$800,000		$882,732
Ratio of total indebtedness to total asset value	50.0%		3.0%
Unencumbered leverage ratio	2.0	x	78.6	x
Minimum liquidity	$20,000		$261,360

The Company was in compliance with its debt covenants at June 30, 2010.

The Credit Agreement contains customary events of default. If any event of default occurs, lenders holding two-thirds of the commitments may terminate the Company’s right to borrow and accelerate amounts due under the Credit Agreement. In the event of bankruptcy, all amounts outstanding would automatically become due and payable and the commitments would automatically terminate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Benefit Plans

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees. A summary of the net periodic benefit expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$486	$342	$811	$717
Interest cost	436	2,046	811	3,946
Expected return on assets	(1,518)	(3,490)	(2,943)	(6,815)
Prior service costs	200	180	375	355
Settlement loss	1,592	44,678	1,592	44,678
Curtailment charges	1,347	482	1,347	957

Net periodic benefit expense	$2,543	$44,238	$1,993	$43,838

On June 18, 2009, the Company, as plan sponsor of The St. Joe Company Pension Plan (the “Pension Plan”), signed a commitment for the Pension Plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in the Pension Plan. Current employees and former employees with cash balances in the Pension Plan are not affected by the transaction. The purchase price of the group annuity contract was approximately $101 million, which was funded from the assets of the Pension Plan on June 25, 2009 and included a premium to assume these obligations. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million, which represented the obligation prior to the annuity purchase for the affected retirees and vested terminated employees. In addition, the Company recorded a non-cash settlement pre-tax charge to earnings during the second quarter of 2009 of $44.7 million. The Company also recorded a pre-tax credit in the amount of $44.7 million in Accumulated Other Comprehensive Income on its Consolidated Balance Sheet offsetting the non-cash charge to earnings.

The Company remeasures its plan assets and benefit obligation at each December 31. As a result of settlements and curtailments which occurred during the six months ended June 30, 2010, the Company was required to remeasure its plan assets and benefit obligation as of June 30, 2010.

11.	Income Taxes

The Company had approximately $1.4 million of total unrecognized tax benefits as of June 30, 2010 and December 31, 2009, none of which, if recognized, would materially affect its effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $0.2 million and $0.3 million (net of tax benefit) at June 30, 2010 and December 31, 2009, respectively, related to uncertain tax positions. There were no significant changes to unrecognized tax benefits including interest and penalties during the second quarter of 2010, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.

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

The current income tax receivable was $67.8 million at June 30, 2010, of which $67.7 million was received in July, 2010.

12.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells homesites and now, to a lesser extent, homes, following the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land. The rural land sales segment primarily sells parcels of land included in the Company’s timberland holdings. The forestry segment produces and sells pine pulpwood, sawtimber and other forest products.

The Company uses income (loss) from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies herein and in our Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated statements of operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of corporate general and administrative expenses, net of investment income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating Revenues:
Residential real estate	$12,986	$23,275	$18,497	$32,581
Commercial real estate	59	213	447	689
Rural land sales	1,186	8,450	2,172	12,617
Forestry	7,804	7,167	14,219	13,339

Consolidated operating revenues	$22,035	$39,105	$35,335	$59,226

Loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes :
Residential real estate	$(7,156)	$(23,295)	$(18,400)	$(37,487)
Commercial real estate	(1,320)	(670)	(1,754)	(1,276)
Rural land sales	710	6,779	401	9,664
Forestry	2,162	1,111	3,632	2,217
Other	(9,115)	(57,844)	(16,234)	(66,212)

Consolidated loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(14,719)	$(73,919)	$(32,355)	$(93,094)

	June 30, 2010	December 31, 2009

Total Assets:
Residential real estate	$637,714	$641,953
Commercial real estate	65,658	63,830
Rural land sales	14,466	14,617
Forestry	62,043	62,082
Other	293,786	316,956

Total Assets	$1,073,667	$1,099,438

13.	Contingencies

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

At June 30, 2010 and December 31, 2009, the Company was party to surety bonds of $20.3 million and $28.1 million, respectively, and standby letters of credit in the amount of $2.5 million which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

Other proceedings involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million at June 30, 2010 and $1.7 million at December 31, 2009, respectively. Although in the opinion of management none of our litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service to the new Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. See Note 3 for further discussion of this standby guarantee.

14.	Concentration of Risks and Uncertainties

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

There are not any other entity specific facts which currently cause the Company to believe that the remaining notes receivable will be realized at amounts below their carrying values; however, due to the slump in real estate markets and tightened credit conditions, the collectability of these receivables represents a significant risk to the Company and changes in the likelihood of collectability could adversely impact the accompanying financial statements.

The Company’s real estate investments are concentrated in the State of Florida. A prolonged slump in the Florida real estate market and the economy could have an adverse impact on the Company’s real estate values.

The Company believes the large oil spill in the Gulf of Mexico from the Deepwater Horizon incident had and will continue to have a negative impact on our properties, results of operations and stock price and has created uncertainty about the future of the Gulf Coast region. The Company has filed a lawsuit against one of the parties responsible for the oil spill seeking the recovery of damages. The Company intends to pursue legal options against other responsible parties as well. The Company cannot be certain, however, of the amount of any recovery or the ultimate success of its claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings and cash flows;

•	future residential and commercial demand, opportunities and entitlements;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including commercial developers and homebuilders;

•	future amounts of capital expenditures;

•	the amount and timing of future tax refunds;

•	timeframes for future construction and development activity; and

•	the projected economic impact of the new Northwest Florida Beaches International Airport.

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

Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q, as well as, among others, the following:

•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	any renewed crisis in the national financial markets and the financial services and banking industries;

•	a delay in the recovery of national economic conditions, or any further economic downturn;

•	economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	the adverse impact to Northwest Florida, the Gulf of Mexico and other coastal states resulting from the large oil spill from the Deepwater Horizon incident;

•	the possible negative effects from any future oil spill incidents or perceived risk regarding the possibility of future oil spill incidents;

•	possible negative effects from oil or natural gas drilling if permitted off the coast of Northwest Florida;

•	availability of mortgage financing, increases in foreclosures and increases in interest rates;

•	changes in the demographics affecting projected population growth in Florida, including the migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the book value of our real estate assets and notes receivable;

•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;

•	the failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and their impact on current and future demand for our products in Florida;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;

•	local conditions such as the supply of homes and homesites and residential or resort properties or a decrease in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial and economic development in Northwest Florida;

•	competition from other real estate developers;

•	decreases in pricing of our products and the related profit margins;

•	increases in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the expected economic impact of the new Northwest Florida Beaches International Airport;

•	a reduction or termination of air service at Northwest Florida Beaches International Airport, especially any reduction or termination of Southwest Airlines’ service;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	potential liability relating to construction defects;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	increases in homeowner insurance rates and deductibles for property in Florida, particularly in coastal areas, and decreases in the availability of property insurance in Florida;

•	high property tax rates in Florida, and future increases in such rates;

•	significant tax payments arising from any acceleration of deferred taxes;

•	increases in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.

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

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office, hotel and industrial uses. Our rural land sales segment generates revenues from the sale of parcels of undeveloped land and rural land with limited development, easements, and mitigation bank credits. Our forestry segment generates revenues from the sale of pulpwood, sawtimber and forest products and conservation land management services.

Our business, financial condition and results of operations continued to be materially adversely affected during the second quarter of 2010 by the real estate downturn and economic recession in the United States. This challenging environment has exerted negative pressure on the demand for all of our real estate products and contributed to our net loss for the first six months of 2010.

In late April 2010, the Deepwater Horizon oil drilling platform located off the coast of Louisiana in the Gulf of Mexico exploded and sank causing the largest oil spill in United States history. Although a temporary stoppage of the oil leak was achieved in mid-July, the well has not yet been permanently capped. We have experienced physical impacts from the oil spill on our beachfront properties in Walton County, Florida, and we continue to monitor and take appropriate steps to respond to the situation. Although the full economic and environmental effects of the oil spill are uncertain at this time, we believe that during the second quarter of 2010, it had and will continue to have a negative impact on our properties, results of operations and stock price. We have engaged legal counsel to assist us with our efforts to recover damages from the parties responsible for this unprecedented environmental catastrophe. We cannot be certain, however, of the amount of any recovery or the ultimate success of our claims.

The new Northwest Florida Beaches International Airport opened May 23, 2010. The new airport is located within the 75,000 acre West Bay Sector Plan. We believe that the new airport and service from Southwest Airlines will significantly improve the accessibility to Northwest Florida and will serve as a catalyst for regional growth and increased demand for our real estate products.

We announced on March 17, 2010 that we are relocating our corporate headquarters from Jacksonville, Florida to our VentureCrossings Enterprise Centre to be developed adjacent to the new Northwest Florida Beaches International Airport in Bay County, Florida. We will also be consolidating our existing offices from Tallahassee, Port St. Joe and South Walton County into the new location. The relocation is expected to be completed in 2011.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in these policies during the first six months of 2010.

Correction of Prior Period Error

In the first quarter of 2010, we determined that approximately $2.6 million ($1.6 million net of tax) of stock compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce deferred income taxes, net, by $1.0 million and increase common stock by $2.6 million to reflect the correction of this error, with a corresponding $1.6 million reduction recorded to retained earnings. The correction is similarly reflected as an adjustment to common stock and retained earnings as of December 31, 2009 in the consolidated statement of changes in equity. The correction of this error also impacted the consolidated statements of operations for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009. These corrections were not considered material to prior period financial statements.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards.

Results of Operations

Net loss decreased $36.2 million to a loss of $(8.6) million, or $(0.09) per share, in the second quarter of 2010, compared to a net loss of $(44.8) million, or $(0.49) per share, for the second quarter of 2009. Included in our results for the three months ended June 30 are the following notable charges:

2010:

•	a restructuring charge of $1.2 million related to the consolidation of our offices.

2009:

•	a non-cash pension settlement charge of $44.7 million related to the purchase of annuities with plan assets for certain participants in our pension plan; and

•	impairment charges of $20.0 million consisting of a $7.4 million write-off of the Advantis note receivable, a $6.7 million write-down related to a condominium and marina development project, which was sold in the third quarter of 2009, $5.5 million of impairments associated with homes and homesites in our residential segment and a $0.4 million write-down of a builder note receivable.

Net loss decreased $36.9 million to a loss of $(20.0) million, or $(0.22) per share, in the first six months of 2010, compared to $(56.9) million, or $(0.62) per share, for the first six months of 2009. Included in our results for the six months ended June 30 are the following notable charges:

2010:

•	a restructuring charge of $2.7 million related to the consolidation of our offices.

2009:

•	a non-cash pension settlement charge of $44.7 million related to the purchase of annuities with plan assets for certain participants in our pension plan; and

•	impairment charges of $21.5 million consisting of a $7.4 million write-off of the Advantis note receivable, a $6.7 million write-down related to a condominium and marina development project, $5.7 million of impairments associated with homes and homesites in our residential segment and a $1.7 million write-down of builder notes receivable.

Results for the three and six months ended June 30, 2009 reported in discontinued operations primarily included the operations of Victoria Hills Golf Club, St. Johns Golf and Country Club and Sunshine State Cypress.

Consolidated Results

Revenues and expenses.  The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Difference	% Change	2010	2009	Difference	% Change
				(Dollars in millions)

Revenues:
Real estate sales	$2.8	$20.2	$(17.4)	(86)%	$4.6	$28.8	$(24.2)	(84)%
Resort and club revenues	10.8	10.5	0.3	3	15.4	15.1	0.3	2
Timber sales	7.8	7.2	0.6	9	14.2	13.3	0.9	7
Other revenues	0.6	1.2	(0.6)	(50)	1.1	2.0	(0.9)	(45)

Total	22.0	39.1	(17.1)	(44)	35.3	59.2	(23.9)	(40)

Expenses:
Cost of real estate sales	1.1	11.6	(10.5)	(91)	1.7	15.7	(14.0)	(89)
Cost of resort and club revenues	9.6	9.9	(0.3)	(3)	16.1	16.4	(0.3)	(2)
Cost of timber sales	5.1	5.2	(0.1)	(2)	9.5	9.6	(0.1)	(1)
Cost of other revenues	0.6	0.6	—	—	1.1	1.1	—	—
Other operating expenses	7.6	12.2	(4.6)	(38)	15.5	23.3	(7.8)	(34)

Total	$24.0	$39.5	$(15.5)	(39)%	$43.9	$66.1	$(22.2)	(34)%

The decrease in real estate sales revenues and cost of real estate sales for the three months and six months ended June 30, 2010 compared to 2009 was primarily due to decreased sales in our residential real estate and rural land sales segment. Residential real estate sales continue to remain weak as a result of oversupply, depressed prices within the Florida real estate markets, poor economic conditions and the oil spill from the Deepwater Horizon incident in the Gulf of Mexico. In addition, our rural land sales decreased during 2010 compared to 2009 as a result of our planned reduction in large tract rural land sales as well as weakened demand. During 2010, approximately $1.2 million, or 6%, of our second quarter revenues were generated by rural land sales compared to $8.4 million, or 22%, in the second quarter of 2009.

Other operating expenses decreased by $4.6 million, or 38% for the second quarter of 2010 compared to 2009 and $7.8 million, or 34% for the six months ended June 30, 2010 compared to 2009, both due to lower general and administrative expenses as a result of our restructuring efforts and the sale of certain properties in 2009, which reduced 2010 carrying costs. For further detailed discussion of revenues and expenses, see Segment Results below.

Corporate expense.  Corporate expense, consisting of corporate general and administrative expenses, was $8.1 million and $5.8 million, during the three months ended June 30, 2010 and 2009, respectively, an increase of 40% and $13.5 million and $14.1 million, during the six months ended June 30, 2010 and 2009, respectively, a decrease of 4%. Our overall employee and administrative costs have decreased as a result of reduced headcount and cost savings initiatives. These cost savings were offset in the second quarter of 2010 by non-cash pension charges related to our reduced headcount. Corporate expense for the second quarter of 2010 included pension expense of $2.5 million related to settlements and curtailments resulting from the reductions in plan participants. Corporate expense for the second quarter of 2009 included pension income of $0.4 million. Corporate expense for the six months ended June 30, 2010 included pension expense of $2.0 million compared to pension income of $0.8 million for the six months ended June 30, 2009.

Pension settlement charge.  On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. Current employees and former employees with cash balances in the pension plan are not affected by the transaction. The purchase price of the annuity was approximately $101 million, which was funded from the assets of the pension plan on June 25, 2009 and included a premium to assume these obligations. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93 million, which represented the obligation prior to the annuity purchase for the affected retirees and vested terminated employees. In addition, we recorded a non-cash settlement charge to earnings during the second quarter of 2009 of $44.7 million. We also recorded a $44.7 million pre-tax credit in Accumulated Other Comprehensive Income on our Consolidated Balance Sheet offsetting the non-cash charge to earnings. As a result of this transaction, we were able to significantly increase the funded status ratio of the pension plan, thereby reducing the potential for future funding requirements.

Impairment Losses.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. During the second quarter of 2010 and the first six months of 2010, we recorded impairment charges on homes and homesites of zero and $0.1 million, respectively, in the residential real estate segment. During the second quarter of 2010 we also recorded a $0.5 million write-down resulting from a renegotiated builder note receivable in the residential segment.

During the second quarter of 2009 we recorded impairment charges of $12.2 million in the residential real estate segment related to completed unsold homes and homesites and a write-down of a condominium and marina development project which was sold in the third quarter of 2009. In addition, we recorded a $7.4 million write-off of the Advantis note receivable and a $0.4 million write-down of a builder note receivable.

During the first six months of 2009 we recorded impairment charges of $12.4 million in the residential real estate segment related to completed unsold homes and homesites and a write-down of a condominium and marina development project. In addition, we recorded a $7.4 million write-off of the Advantis note receivable and a $1.7 million write-down of builder notes receivable.

A continued decline in demand and market prices for our real estate products may require us to record additional impairment charges in the future. In addition, due to the ongoing difficulties in the real estate markets and tightened credit conditions, we may be required to write-down the carrying value of our notes receivable when such notes are determined to not be collectible.

Restructuring charge.  We announced on March 17, 2010 that we are relocating our corporate headquarters from Jacksonville, Florida to our VentureCrossings Enterprise Centre to be developed adjacent to the new Northwest Florida Beaches International Airport in Bay County, Florida. We will also be consolidating existing offices from Tallahassee, Port St. Joe and South Walton County into the new location. The relocation is expected to be completed during 2011.

We expect to incur charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges are expected to be cash expenditures. Based on employee responses to the announced relocation, we estimate that total relocation costs should be approximately $5 million (pre-tax), of which $0.6 million was recorded in the second quarter of 2010. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. These estimates are based on significant assumptions, such as home values, and actual results could differ materially from these estimates. In addition we estimate total cash termination benefits of approximately $2.2 million (pre-tax) of which $1.6 million was recorded in the first six months of 2010. Most of the termination and relocation benefits described above are expected to be incurred through the second quarter of 2011. See Note 8 to our consolidated financial statements for further information regarding our restructuring charges.

Other income (expense).  Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, litigation expense, fair value adjustment of our retained interest in monetized installment note receivables and other income. Other income (expense) was $0.5 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively, and less than $0.1 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.

Investment income, net decreased $0.2 million and $0.6 million during the three and six months ending June 30, 2010 compared to 2009, respectively, primarily as a result of lower investment returns on our cash balances.

Interest expense increased $1.0 million and $2.0 million during the three and six months ended June 30, 2010 compared to 2009 primarily as a result of our community development district debt obligations which was not capitalized in 2010 due to reduced spending levels.

Other, net increased $0.8 million and $0.4 million during the three and six months ended June 30, 2010 compared to 2009 primarily as a result of income received from a $0.7 million litigation settlement.

Equity in (loss) income of unconsolidated affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income primarily related to joint ventures within our residential real estate segment which are now substantially sold out.

Income tax (benefit) expense.  Income tax (benefit) expense, including income tax on discontinued operations, totaled $(6.1) million and $(28.5) million for the three months ended June 30, 2010 and 2009, respectively and $(12.7) million and $(35.8) million for the six months ended June 30, 2010 and 2009, respectively. Our effective tax rate was 42% and 39% for the three months ended June 30, 2010 and 2009, respectively, and 39% for the six months ended June 30, 2010 and 2009, respectively.

Discontinued Operations.  (Loss) from discontinued operations, net of tax, totaled less than $(0.1) million and $(0.2) million in the three months and six months ended June 30, 2009, respectively. See our Residential and Forestry sections below for further detail on discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, located primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

Our residential sales remain weak. The real estate downturn, economic recession and the oil spill from the Deepwater Horizon incident in the Gulf of Mexico are all exerting negative pressure on the demand for real estate products in our markets. Inventories of resale homes and homesites remain high in our markets and prices remain depressed. We also believe that the oil spill is negatively impacting our resort and club operating results. We do not expect any significant favorable changes in market conditions during 2010.

Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed. In 2009, the overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment were not recoverable. In the second quarter of 2009, we recorded impairment charges of $6.7 million related to a condominium and marina development project which was sold in 2009, $5.5 million of impairments associated with homes and homesites, and a $0.4 million write-down of a builder note receivable. In addition, we recorded an impairment charge of $0.5 million in the second quarter of 2010 related to a renegotiated builder note receivable.

The table below sets forth the results of continuing operations of our residential real estate segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Revenues:
Real estate sales	$1.6	$11.7	$2.2	$15.7
Resort and club revenues	10.8	10.5	15.4	15.1
Other revenues	0.5	1.1	0.9	1.8

Total revenues	12.9	23.3	18.5	32.6

Expenses:
Cost of real estate sales	1.1	10.6	1.5	14.0
Cost of resort and club revenues	9.6	9.9	16.1	16.4
Cost of other revenues	0.6	0.6	1.1	1.2
Other operating expenses	4.8	9.7	10.1	18.3
Depreciation and amortization	2.5	2.9	5.1	5.6
Restructuring charges	—	—	0.7	0.1
Impairment losses	0.5	12.5	0.6	14.1

Total expenses	19.1	46.2	35.2	69.7

Other income (expense)	(0.9)	(0.4)	(1.7)	(0.4)

Pre-tax (loss) from continuing operations	$(7.1)	$(23.3)	$(18.4)	$(37.5)

Real estate sales include sales of homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf, club and marina operations. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.

Three Months Ended June 30, 2010 and 2009

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$—	$1.4	$1.4	$9.9	$1.8	$11.7
Cost of sales:
Direct costs	—	0.8	0.8	7.0	1.1	8.1
Selling costs	—	0.1	0.1	0.6	0.1	0.7
Other indirect costs	—	—	—	1.7	0.1	1.8

Total cost of sales	—	0.9	0.9	9.3	1.3	10.6

Gross profit	$—	$0.5	$0.5	$0.6	$0.5	$1.1

Gross profit margin	—%	36%	36%	6%	28%	9%
Units sold	—	16	16	28	13	41

The following table sets forth home and homesite sales activity by geographic region and property type.

	Three Month Ended June 30, 2010				Three Month Ended June 30, 2009
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	—	$—	$—	$—	11	$5.0	$4.6	$0.4
Homesites	11	1.1	0.8	0.3	10	1.6	1.2	0.4
Primary
Homesites	5	0.3	0.1	0.2	3	0.2	0.1	0.1
Northeast Florida:
Primary
Single-family homes	—	—	—	—	2	0.6	0.5	0.1
Homesites	—	—	—	—	—	—	—	—
Central Florida:
Primary
Single-family homes	—	—	—	—	6	1.7	1.7	—
Multi-family homes	—	—	—	—	4	1.0	1.0	—
Townhomes	—	—	—	—	5	1.6	1.5	0.1
Homesites	—	—	—	—	—	—	—	—

Total	16	$1.4	$0.9	$0.5	41	$11.7	$10.6	$1.1

Also included in real estate sales are land sales of $0.2 million with related cost of sales of $0.2 million for the second quarter of 2010.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and Southwood. Our Northeast Florida communities included RiverTown and St. Johns Golf and Country Club, and our Central Florida communities included Artisan Park and Victoria Park, all of which are primary. St. Johns Golf and Country Club, Artisan Park and Victoria Park were all sold in the last half of 2009.

Resort and club revenues included revenues from the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf, club and marina operations. Resort and club revenues were $10.8 million in the second quarter of 2010, with $9.6 million in related costs, compared to revenues totaling $10.5 million with $9.9 million in related costs in the second quarter of 2009, due to increased play at one of our golf courses and greater activity at our marinas. However, we have experienced a decline in resort and club revenues since the oil spill from the Deepwater Horizon incident in the Gulf of Mexico. Cost of resort and club revenues decreased $0.3 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $4.8 million in the second quarter of 2010 compared to $9.7 million in the second quarter of 2009. The decrease of $4.9 million in operating expenses was primarily due to reductions in employee costs along with reductions in marketing and homeowners association funding costs, certain warranty and other project costs and real estate taxes, which savings were created by the sale of certain projects during 2009.

Other expense increased $0.5 million during the second quarter of 2010 which primarily consisted of interest expense associated with our community development district obligations which was not capitalized in 2010 due to reduced spending levels.

Six Months Ended June 30, 2010 and 2009

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$—	$2.0	$2.0	$13.2	$2.5	$15.7
Cost of sales:
Direct costs	—	1.2	1.2	9.4	1.2	10.6
Selling costs	—	0.1	0.1	0.8	0.1	0.9
Other indirect costs	—	0.1	0.1	2.4	0.1	2.5

Total cost of sales	—	1.4	1.4	12.6	1.4	14.0

Gross profit	$—	$0.6	$0.6	$0.6	$1.1	$1.7

Gross profit margin	—%	30%	30%	5%	44%	11%
Units sold	—	22	22	37	16	53

The following table sets forth home and homesite sales activity by geographic region and property type.

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort and Seasonal
Single-family homes	—	$—	$—	$—	17	$7.8	$7.4	$0.4
Homesites	16	1.6	1.2	0.4	11	1.8	1.3	0.5
Primary
Homesites	6	0.4	0.2	0.2	5	0.5	0.1	0.4
Northeast Florida:
Primary
Single-family homes	—	—	—	—	2	0.6	0.5	0.1
Homesites	—	—	—	—	—	—	—	—
Central Florida:
Primary
Single-family homes	—	—	—	—	8	2.0	2.0	—
Multi-family homes	—	—	—	—	4	1.0	1.0	—
Townhomes	—	—	—	—	6	1.8	1.7	0.1
Homesites	—	—	—	—	—	0.2	—	0.2

Total	22	$2.0	$1.4	$0.6	53	$15.7	$14.0	$1.7

Also included in real estate sales are land sales of $0.2 million with related cost of sales of $0.2 million for the six months ended June 30, 2010.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and Southwood. Our Northeast Florida communities included RiverTown and St. Johns Golf and Country Club, and our Central Florida communities included Artisan Park and Victoria Park, all of which are primary. St. Johns Golf and Country Club, Artisan Park and Victoria Park were all sold in the last half of 2009.

Resort and club revenues were $15.4 million for the six months ended June 30, 2010, with $16.1 million in related costs compared to revenue totaling $15.1 million for the six months ended June 30, 2009, with $16.4 million in related costs. Revenues increased $0.3 million due to increased play at one of our golf courses, and greater activity at our marinas. However, we have experienced a decline in resort and club revenues since the oil spill. Cost of resort and club revenues decreased $0.3 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.

Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $10.1 million for the six months ended June 30, 2010 compared to $18.3 million for the six months ended June 30, 2009. The decrease of $8.2 million in operating expenses was primarily due to reductions in employee costs along with reductions in marketing and homeowners association funding costs, certain warranty and other project costs and real estate taxes, which savings were created by the sale of certain projects during 2009.

We recorded restructuring charges in our residential real estate segment of $0.7 million during the first six months of 2010 in connection with our corporate headquarters relocation.

Other expense increased $1.3 million during the first six months of 2010 which primarily consisted of interest expense associated with our community development district obligations which was not capitalized in 2010 due to reduced spending levels.

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

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)

Revenues:
Real estate sales	$—	$0.1	$0.3	$0.5
Other revenues	0.1	0.1	0.1	0.2

Total revenues	0.1	0.2	0.4	0.7

Expenses:
Cost of real estate sales	—	0.1	—	0.4
Other operating expenses	1.5	1.0	3.1	2.0

Total expenses	1.5	1.1	3.1	2.4
Other income	0.1	0.3	0.9	0.4

Pre-tax (loss) from continuing operations	$(1.3)	$(0.6)	$(1.8)	$(1.3)

There was one commercial land sale in Bay county during the six months ended June 30, 2010 of 2.8 acres at an average price of $110,000 per acre and none during the six months ended June 30, 2009. Sales and cost of sales also included previously deferred revenue and gain on sales, based on percentage-of-completion accounting.

Other revenues primarily relates to lease income associated with a long-term land lease with the Port Authority of Port St. Joe.

Much of our commercial real estate activity is focused on the opportunities presented by the new Northwest Florida Beaches International Airport, which opened in May 2010. We believe these commercial opportunities will be significantly enhanced by Southwest Airlines’ service to the new airport. We continue pre-development activity at our VentureCrossings Enterprise Centre, an approximately 1,000 acre project adjacent to the airport site. The land is being planned for office, retail, hotel and industrial users. We expect, over time, that the new international airport will expand our customer base as it connects Northwest Florida with the global economy and as the area is repositioned from a regional to a national destination. We are uncertain at this time, however, of what impact the oil spill from the Deepwater Horizon incident in the Gulf of Mexico will have on our commercial operations in Northwest Florida.

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development. While we have reduced our offerings of rural land, like residential and commercial land, demand for rural land has also declined as a result of the current difficult market conditions.

The table below sets forth the results of operations of our rural land sales segment for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Revenues:
Real estate sales	$1.2	$8.4	$2.2	$12.6

Expenses:
Cost of real estate sales	0.1	0.9	0.2	1.3
Other operating expenses	0.7	0.9	1.4	1.9
Restructuring charge	—	—	0.7	—

Total expenses	0.8	1.8	2.3	3.2

Other income	0.3	0.1	0.5	0.3

Pre-tax income from continuing operations	$0.7	$6.7	$0.4	$9.7

Rural land sales for the three and six months ended June 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

Three Months Ended:
June 30, 2010	3	42	$9,482	$0.4	$0.4
June 30, 2009	4	5,317	$1,589	$8.4	$7.5
Six Months Ended:
June 30, 2010	5	114	$6,770	$0.8	$0.7
June 30, 2009	9	6,345	$1,989	$12.6	$11.3

During 2009, we made a strategic decision to sell fewer acres of rural land as we generated cash from other sources. We are employing the same strategy in 2010. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.

During the six months ended June 30, 2009, we closed the following significant sales: 930 acres in Wakulla county for $3.9 million, or $4,234 per acre and 4,492 acres in Liberty County for $5.9 million, or $1,305 pre acre. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another.

During the fourth quarter 2009, we also began selling credits to developers, utility companies and other users from our wetland mitigation banks. Included in real estate sales was $0.6 million related to the sale of nine mitigation bank credits at an average sales price of $65,201 per credit during the first six months of 2010.

Sales and cost of sales for the second quarter and six months ended June 30, 2010 also included previously deferred revenue and gain on sales of $0.4 million and revenue and gain on sales of $0.4 million from an easement transaction.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell sawtimber, pulpwood and forest products and provide land management services for conservation properties. On February 27, 2009, we completed the sale of the inventory and equipment assets of Sunshine State Cypress.

The table below sets forth the results of the continuing operations of our forestry segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)

Revenues:
Timber sales	$7.8	$7.2	$14.2	$13.3
Expenses:
Cost of timber sales	5.1	5.2	9.5	9.6
Other operating expenses	0.5	0.6	1.0	1.1
Depreciation and amortization	0.5	0.7	1.1	1.3

Total expenses	6.1	6.5	11.6	12.0

Other income	0.5	0.4	1.0	0.8

Pre-tax income from continuing operations	$2.2	$1.1	$3.6	$2.1

Three Months Ended June 30, 2010 and 2009

We have a wood fiber supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”) which expires on June 30, 2012. Sales under this agreement were $3.5 million (167,000 tons) in the second quarter of 2010 and $4.0 million (188,000 tons) during the second quarter of 2009.

Sales to other customers in the second quarter totaled $4.0 million (146,000 tons) in 2010 as compared to $3.1 million (150,000 tons) in 2009. This increase in sales was due to higher sawtimber prices and pulpwood prices to parties outside the fiber supply agreement with Smurfit-Stone.

Cost of sales for the forestry segment decreased $0.1 million in 2010 compared to 2009 primarily due to an overall decrease in cut and haul expenses. While cut and haul costs were $0.4 million less in 2010 when compared to 2009 under the fiber agreement due to a decrease in delivered tons during 2010, cut and haul costs to outside customers increased $0.2 million when compared to 2009 due to the increase in volume of other sales during 2010.

Six Months Ended June 30, 2010 and 2009

Sales under the wood fiber supply agreement with Smurfit-Stone were $7.1 million (342,000 tons) in 2010 and $7.3 million (348,000 tons) in 2009. During the first six months of 2010, we delivered fewer tons to Smurfit-Stone under the fiber agreement.

Sales to other customers totaled $6.3 million (256,000 tons) in 2010 as compared to $5.5 million (269,000 tons) in 2009. This increase in revenues was due to a higher price for sawtimber and higher prices for pulpwood sold to parties outside the supply agreement with Smurfit-Stone.

Our 2010 and 2009 revenues included $0.2 million and $0.5 million, respectively, related to revenue we received for land management services. The 2010 revenue also included $0.6 million related to the Biomass Crop Assistance Program sponsored by the federal government during the first four months of 2010.

Discontinued operations related to the sale of Sunshine State Cypress for the six months ended June 30, 2009 are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009
	(In millions)
	2009	2009

Sunshine State Cypress
Aggregate revenues	$—	$1.7

Pre-tax (loss)	—	(0.4)
Pre-tax gain on sale	—	0.1

Income tax (benefit)	—	(0.1)

(Loss) from discontinued operations, net	$—	$(0.2)

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $138.9 million, compared to $163.8 million as of December 31, 2009.

We invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.

We believe that our current cash position, our undrawn $125 million revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures and provides us with the financial flexibility to withstand the current market downturn.

As more fully described in Note 9 of our consolidated financial statements, our $125 million revolving credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens.

We have entered into a strategic alliance agreement with Southwest Airlines to facilitate low-fare air service to the new Northwest Florida Beaches International Airport. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making break-even payments. There was no reimbursement required during the second quarter of 2010. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. These cash payments and reimbursements could have a significant effect on our cash flows and results of operations starting in the second half of 2010, depending on the results of Southwest’s operations of the air service. In order to mitigate potential losses that may arise from changes in Southwest Airlines’ jet fuel costs, during the second quarter of 2010, we entered into a short term premium neutral collar arrangement with respect to the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes.

Cash Flows from Operating Activities

Net cash (used in) provided by operations was ($29.4) million, due primarily to fewer residential and rural land sales and $3.3 million in the first six months of 2010 and 2009, respectively. During such periods, capital expenditures relating to our residential real estate segment were $3.5 million and $5.3 million, respectively. Additional capital expenditures were $2.2 million and $1.1 million, respectively, and primarily related to commercial real estate development.

Our current income tax receivable was $67.8 million at June 30, 2010 of which $67.7 million was received in July, 2010.

Cash Flows from Investing Activities

Net cash provided by (used) in investing activities was $0.1 million and $(2.0) million in the first six months of 2010 and 2009, respectively. We are not considering any significant investments at this time.

Cash Flows from Financing Activities

Net cash provided by (used) in financing activities was $4.3 million and $(0.2) million in the first six months of 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2009, during the second quarter of 2010.

Contractual Obligations and Commercial Commitments

There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2009, during the second quarter of 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2009, during the second quarter of 2010.

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

(b) Changes in Internal Controls. During the quarter ended June 30, 2010, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We were involved during the second quarter of 2010 in routine litigation on a number of matters and were subject to claims which arose in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana releasing millions of barrels of oil into the Gulf. The oil spill is the largest environmental disaster in United States history, and large-scale cleanup operations are ongoing. The oil spill and its devastating environmental impacts have received intense, widespread media attention.

Although the ruptured oil well was temporarily capped in mid-July, permanent containment of the well has not yet been achieved, and there can be no assurance that the attempt to permanently cap the well will be successful. Even if successful, there is much uncertainty about the extent of the environmental damage from the oil and other pollutants that have been discharged into the Gulf and the duration of the negative effects from the spill.

We have experienced physical impacts from the oil spill on our beachfront properties in Walton County, Florida, and we continue to monitor and take appropriate steps to respond to the situation. Although the full economic and environmental effects of the oil spill are uncertain at this time, we believe that it has had, and will continue to have, a negative impact on our properties, results of operations and stock price. Future oil spill incidents, or the prospect of future oil spill incidents, could also negatively effect us.

We have engaged legal counsel to assist us with our effort to recover damages from the parties responsible for the oil spill. We cannot be certain, however, of the amount of any recovery or the ultimate success of our claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at June 30, 2010. There is no expiration date for the Stock Repurchase Program, however, we have no present intention to repurchase any shares under the Stock Repurchase Program. In addition, our $125 million revolving credit facility requires that we not repurchase stock in amounts in excess of any cumulative net income that we have earned since January 1, 2007.

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
				(In thousands)

Month Ended April 30, 2010	—	$—	—	$103,793
Month Ended May 31, 2010	2,798	$30.61	—	$103,793
Month Ended June 30, 2010		$	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended.
3.2	Amended and Restated Bylaws of the Company, as amended.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.
101 *	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity (iv) the Consolidated Statements of Cash Flow and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company

Date: August 5, 2010	/s/ Wm. Britton Greene Wm. Britton Greene President and Chief Executive Officer

Date: August 5, 2010	/s/ Janna L. Connolly Janna L. Connolly Senior Vice President and Chief Accounting Officer