Form 10-Q
period 2010-09-30
ST JOE CO
filed 2010-11-02
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to          .
Commission file number 1-10466
The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-0432511 (I.R.S. Employer Identification No.)

133 South WaterSound Parkway WaterSound, Florida (Address of principal executive offices)	32413 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     As of October 28, 2010, there were 122,943,048 shares of common stock, no par value, issued and 92,624,703 outstanding, with 30,318,345 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

Page No.
PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations — Three months and nine months ended September 30, 2010 and 2009	4

Consolidated Statement of Changes in Equity — Nine months ended September 30, 2010	5

Consolidated Statements of Cash Flows — Nine months ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II Other Information

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Removed and Reserved	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signatures	38
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investment in real estate	$746,791	$749,500
Cash and cash equivalents	196,402	163,807
Notes receivable	11,365	11,503
Pledged treasury securities	25,757	27,105
Prepaid pension asset	39,756	42,274
Property, plant and equipment, net	13,695	15,269
Income taxes receivable	—	63,690
Other assets	25,138	26,290

	$1,058,904	$1,099,438

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$38,323	$39,508
Accounts payable	12,377	13,781
Accrued liabilities and deferred credits	96,719	92,548
Deferred income taxes, net	38,232	57,281

Total liabilities	185,651	203,118
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,947,940 and 122,557,167 issued at September 30, 2010 and December 31, 2009, respectively	934,553	924,267
Retained earnings	881,211	914,362
Accumulated other comprehensive (loss)	(11,678)	(12,558)
Treasury stock at cost, 30,307,714 and 30,275,716 shares held at September 30, 2010 and December 31, 2009, respectively	(931,166)	(930,124)

Total stockholders’ equity	872,920	895,947

Noncontrolling interest	333	373

Total equity	873,253	896,320

Total liabilities and equity	$1,058,904	$1,099,438

The accompanying notes are an integral part of these consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Real estate sales	$10,866	$24,271	$15,536	$53,008
Resort and club revenues	8,755	9,685	24,144	24,796
Timber sales	6,817	7,053	21,036	20,392
Other revenues	667	913	1,724	2,952

Total revenues	27,105	41,922	62,440	101,148

Expenses:
Cost of real estate sales	3,335	22,452	5,066	38,168
Cost of resort and club revenues	8,786	9,605	24,920	26,009
Cost of timber sales	5,289	5,139	14,810	14,765
Cost of other revenues	515	701	1,597	1,849
Other operating expenses	12,300	8,751	27,838	32,091
Corporate expense, net	9,821	6,008	23,287	20,144
Depreciation and amortization	3,356	3,730	10,295	11,546
Pension settlement charge	—	—	—	44,678
Impairment losses	—	11,063	555	32,561
Restructuring charges	1,654	1,834	4,352	1,845

Total expenses	45,056	69,283	112,720	223,656

Operating loss	(17,951)	(27,361)	(50,280)	(122,508)

Other (expense) income:
Investment income, net	392	764	1,227	2,160
Interest expense	(5,171)	(65)	(7,401)	(332)
Other, net	1,081	533	2,450	1,457

Total other (expense) income	(3,698)	1,232	(3,724)	3,285

Loss from continuing operations before equity in (loss) of unconsolidated affiliates and income taxes	(21,649)	(26,129)	(54,004)	(119,223)
Equity in (loss) of unconsolidated affiliates	(50)	(66)	(479)	(81)
Income tax (benefit)	(8,573)	(11,827)	(21,302)	(47,525)

Loss from continuing operations	(13,126)	(14,368)	(33,181)	(71,779)
Loss from discontinued operations, net of tax	—	(187)	—	(409)

Net loss	(13,126)	(14,555)	(33,181)	(72,188)
Less: Net loss attributable to noncontrolling interest	(10)	(60)	(30)	(817)

Net loss attributable to the Company	$(13,116)	$(14,495)	$(33,151)	$(71,371)

LOSS PER SHARE
Basic
Loss from continuing operations attributable to the Company	$(0.14)	$(0.16)	$(0.36)	$(0.78)
Loss from discontinued operations attributable to the Company	$—	$—	$—	$—

Net loss attributable to the Company	$(0.14)	$(0.16)	$(0.36)	$(0.78)

Diluted
Loss from continuing operations attributable to the Company	$(0.14)	$(0.16)	$(0.36)	$(0.78)
Loss from discontinued operations attributable to the Company	$—	$—	$—	$—

Net loss attributable to the Company	$(0.14)	$(0.16)	$(0.36)	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

						Accumulated
	Common Stock					Other
	Outstanding			Retained		Comprehensive	Treasury	Noncontrolling
	Shares	Amount		Earnings		Income (Loss)	Stock	Interest	Total
Balance at December 31, 2009	92,281,451	$924,267	(1)	$914,362	(1)	$(12,558)	$(930,124)	$373	$896,320

Comprehensive (loss):

Net (loss)	—	—		(33,151)		—	—	(30)	(33,181)
Amortization of pension and postretirement benefit costs, net	—	—		—		880	—	—	880

Total comprehensive (loss)	—	—		—		—	—	—	(32,301)

Distributions	—	—		—		—	—	(10)	(10)

Issuances of restricted stock	337,967			—		—	—	—	—

Forfeitures of restricted stock	(126,080)	—		—		—	—	—	—

Issuance of common stock	178,886	5,083		—		—	—	—	5,083

Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(227)		—		—	—	—	(227)

Amortization of stock-based compensation	—	5,430		—		—	—	—	5,430

Purchases of treasury shares	(31,998)	—		—		—	(1,042)		(1,042)

Balance at September 30, 2010	92,640,226	$934,553		$881,211		$(11,678)	$(931,166)	$333	$873,253

(1)	The opening balance of common stock and retained earnings was adjusted by $2.6 million and ($1.6) million, respectively, for an immaterial correction. Refer to Note 1, “Correction of Prior Period Error”.
The accompanying notes are an integral part of these consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(33,181)	$(72,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,295	12,365
Stock-based compensation	4,730	7,455
Equity in loss of unconsolidated joint ventures	479	81
Deferred income tax (benefit)	(19,692)	(17,670)
Pension settlement	—	44,678
Impairment losses	555	32,561
Cost of operating properties sold	3,260	32,090
Expenditures for operating properties	(9,487)	(7,511)
Changes in operating assets and liabilities:
Notes receivable	739	3,168
Other assets	4,206	7,037
Accounts payable and accrued liabilities	3,683	(1,829)
Income taxes receivable	63,870	4,427

Net cash provided by operating activities	29,457	44,664

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,117)	(3,429)
Proceeds from the disposition of assets	50	1,694
Distributions from unconsolidated affiliates	401	535

Net cash (used in) investing activities	(666)	(1,200)

Cash flows from financing activities:
Distribution to noncontrolling interest	(10)	(1,569)
Proceeds from exercises of stock options	5,083	467
Excess tax (benefits) from stock-based compensation	(227)	(739)
Taxes paid on behalf of employees related to stock-based compensation	(1,042)	(541)

Net cash provided by (used in) financing activities	3,804	(2,382)

Net increase in cash and cash equivalents	32,595	41,082
Cash and cash equivalents at beginning of period	163,807	115,472

Cash and cash equivalents at end of period	$196,402	$156,554

The accompanying notes are an integral part of these consolidated financial statements.

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
  Basis of Presentation
     The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2009 balance sheet amounts have been derived from the Company’s December 31, 2009 audited financial statements.
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
  Correction of Prior Period Error
     In the first quarter of 2010, the Company determined that approximately $2.6 million ($1.6 million net of tax) of stock compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce deferred income taxes, net, by $1.0 million and increase common stock by $2.6 million to reflect the correction of this error, with a corresponding $1.6 million reduction recorded to retained earnings. This correction is similarly reflected as an adjustment to common stock and retained earnings as of December 31, 2009 in the consolidated statement of changes in equity. The correction of this error also affected the consolidated statements of operations for the three months and nine months ended September 30, 2009 and consolidated statement of cash flows for the nine months ended September 30, 2009. These corrections were not considered material to prior period financial statements.
  New Accounting Standards
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 to now require (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements, and (3) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s financial position or results of operations.
     In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets (“ASU 2009-16”) and ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-16 formally codifies Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, while ASU 2009-17 codifies SFAS 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-16 represents a revision to the provisions of former SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” (“QSPE”), changes the requirements for derecognizing financial assets and requires additional disclosures. ASU 2009-17 represents a revision to former Financial Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.
     The updates require a number of new disclosures. ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-17 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The updates to the Codification are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. ASU 2009-16 and ASU 2009-17 were adopted by the Company as required on January 1, 2010. The adoption of ASU 2009-16 and ASU 2009-17 did not have a material impact on the Company’s financial position or results of operations. Although the Company holds a retained interest in bankruptcy remote entities that were previously considered QSPEs, the financial position and results of such QSPEs are not consolidated in the Company’s financial statements. The Company evaluated the accounting requirements of ASU 2009-17 and determined that it would not be required to consolidate the financial position and results of the QSPEs as the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the QSPEs, nor does the Company perform any service activity related to the QSPEs.
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
  Service-Based Grants
     A summary of service-based non-vested restricted share activity as of September 30, 2010 and changes during the nine month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Shares	Shares	Value
Balance at December 31, 2009	299,815	$36.66
Granted	160,923	27.58
Vested	(121,616)	40.12
Forfeited	(28,070)	30.76

Balance at September 30, 2010	311,052	$31.15

     As of September 30, 2010, there was $2.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock and stock option compensation arrangements which will be recognized over a weighted average period of four years.
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
     A summary of the activity during the nine months ended September 30, 2010 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-Vested Restricted Shares	Shares	Value
Balance at December 31, 2009	503,247	$23.95
Granted	177,044	21.23
Vested	—	—
Forfeited	(98,010)	23.56

Balance at September 30, 2010	582,281	$23.19

     As of September 30, 2010, there was $4.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of three years. At September 30, 2010, the Company has accrued $0.8 million related to cash liability awards that may be payable to terminated employees who had been granted market condition restricted shares.
     Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation expense	$1,911	$872	$4,730	$7,455
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
     The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic average shares outstanding	91,773,482	91,496,677	91,635,193	91,357,912
Net effect of stock options assumed to be exercised	—	—	—	—
Net effect of non-vested restricted stock assumed to be vested	—	—	—	—

Diluted average shares outstanding	91,773,482	91,496,677	91,635,193	91,357,912

     Approximately 0.1 million and 0.2 million shares were excluded from the computation of diluted earnings (loss) per share during the three months ended September 30, 2010 and 2009, respectively, and 0.1 million and 0.2 million during the nine months ended September 30, 2010 and 2009, respectively, as the effect would have been anti- dilutive.
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
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value on a recurring basis are as follows:
  Fair value as of September 30, 2010

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investments in money market	$188,308	$188,308	$—	$—
Retained interest in QSPEs	10,179	—	—	10,179
Standby guarantee liability	(791)	—	—	(791)

Total, net	$197,696	$188,308	$—	$9,388

  Fair value as of December 31, 2009

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investments in money market	$143,985	$143,985	$—	$—
Retained interest in QSPEs	9,881	—	—	9,881
Standby guarantee liability	(791)	—	—	(791)

Total, net	$153,075	$143,985	$—	$9,090

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
     The Company has recorded a retained interest with respect to the monetization of certain installment notes through the use of QSPEs, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the QSPEs is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.3 million for each of the nine months ended September 30, 2010 and 2009, respectively. In addition, the Company will receive the payment of the remaining principal on the installment notes during 2022 and 2023.
     In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during the first nine months of 2010 or 2009.
     The following is a reconciliation of the Company’s retained interest in QSPEs:

2010
Balance January 1	$9,881
Additions	—
Accretion of interest income	298

Balance September 30	$10,179

     In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and balance sheet.
     On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service to the new Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making specified break-even payments. There was no reimbursement required during the third quarter of 2010 and a carryover profit will be applied to the reimbursement calculation for the fourth quarter of 2010. The agreement also provides that Southwest Airlines’ profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments.
     The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the break-even payments to Southwest Airlines exceed $14.0 million in the first year of air service or $12.0 million in the second year. Southwest Airlines may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.
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
     The Company carried a standby guarantee liability of $0.8 million at September 30, 2010 and December 31, 2009 related to this strategic alliance agreement. The Company reevaluates this estimate quarterly.
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at lower of carrying value or fair value less costs to sell. The fair value of homes and homesites is determined based upon final sales prices of inventory sold during the period (level 2 inputs). For inventory held for sale, estimates of selling prices based on current market data are utilized (level 3 inputs). For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices, sales volume, sales velocity and holding periods (level 3 inputs). In addition, the estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects, such as the impact of change in development plans and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the current period. The assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009 were as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value
	Identical Assets	Inputs	Inputs	September 30,	Total
	(Level 1)	(Level 2)	(Level 3)	2009	Losses
Non-financial assets:
Investment in real estate	—	$25,613	$6,952	$32,565	$13,250
     Long-lived assets sold or held for sale with a carrying amount of $45.8 million were written down to their fair value of $32.6 million, resulting in a loss of $13.3 million, which was included in impairment losses for the nine months ending September 30, 2009.
     For the nine months ended September 30, 2010, impairment charges related to the investment in real estate were $0.1 million.
4. Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with ASC 815 -Derivatives and Hedging (“ASC 815”). ASC 815 requires that an entity recognize all derivatives, as defined, as either assets or liabilities at fair value. The Company uses derivative instruments to manage its exposure to cash flow risks inherent in its standby guarantee agreement with Southwest Airlines and does not hold or issue derivative instruments for speculative or trading purposes.
     As discussed in Note 3, the Company’s agreement with Southwest Airlines includes variable cost components which could have a significant impact on the Company’s cash flows. Airline operators are inherently dependent upon fuel to operate, and therefore, are effected by changes in jet fuel prices. During the second quarter of 2010, the Company entered into a short-term financial derivative instrument to mitigate any potential adverse impact which may result from an increase in jet fuel costs. Specifically, the Company entered into a collar transaction in which the Company purchased a call option and sold a put option against the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes. This derivative instrument is not designated as a hedge and changes in the fair value of this derivative instrument are recognized in other, net on a monthly basis. There was no initial net cost of the derivative contracts, and there was no gain or (loss) recognized during the three months ended September 30, 2010.
5. Discontinued Operations
     In December 2009, the Company sold Victoria Hills Golf Club as part of the bulk sale of Victoria Park and sold the St. Johns Golf and Country Club. The Company has classified the operating results associated with these golf courses as discontinued operations as these operations had identifiable cash flows and operating results, and the Company has no continuing involvement in their operations.
     On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant.

     Discontinued operations presented on the consolidated statements of operations for the three and nine months ended September 30, 2009 included the following:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Victoria Hills Golf Club — Residential Segment
Aggregate revenues	$557	$1,982
Pre-tax loss	(274)	(510)
Income taxes (benefit)	(107)	(199)

Loss from discontinued operations, net	$(167)	$(311)

St. Johns Golf and Club — Residential Segment
Aggregate revenues	$715	$2,321

Pre-tax (loss) income	(32)	93
Income taxes	(12)	36

(Loss) income from discontinued operations, net	$(20)	$57

Sunshine State Cypress — Forestry Segment
Aggregate revenues	—	$1,707

Pre-tax loss	—	(377)
Pre-tax gain on sale	—	124
Income taxes (benefit)	—	(99)

Loss from discontinued operations	—	$(154)

Total loss from discontinued operations, net	$(187)	$(408)

6. Investment in Real Estate
     Real estate by segment includes the following:

	September 30, 2010	December 31, 2009
Operating property:
Residential real estate	$178,338	$173,190
Rural land sales	139	139
Forestry	60,569	61,890
Other	510	510

Total operating property	239,556	235,729

Development property:
Residential real estate	466,712	470,364
Commercial real estate	62,173	59,385
Rural land sales	7,522	7,699
Other	305	305

Total development property	536,712	537,753

Investment property:
Commercial real estate	1,753	1,753
Rural land sales	—	5
Forestry	952	522
Other	5,901	5,902

Total investment property	8,606	8,182

Investment in unconsolidated affiliates:
Residential real estate	1,958	2,836

Total real estate investments	786,832	784,500
Less: Accumulated depreciation	(40,041)	(35,000)

Investment in real estate	$746,791	$749,500

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
7. Notes Receivable
     Notes receivable consisted of the following:

	September 30, 2010	December 31, 2009
Various builders	$1,727	$1,795
Pier Park Community Development District	2,761	2,641
Perry Pines mortgage note	6,263	6,263
Various mortgages and other	614	804

Total notes receivable	$11,365	$11,503

     The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During the second quarter of 2010, the Company recorded a $0.5 million write-down resulting from a renegotiated builder note receivable. During the second quarter of 2009, the Company determined the Advantis note receivable was uncollectible and accordingly recorded a charge of $7.4 million related to the write-off of the outstanding balance. In addition, the Company received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during the second quarter of 2009 and renegotiated terms related to certain other builder notes receivable during the third quarter of 2009. These events resulted in impairment charges of $0.1 million and $1.7 million during the three and nine month periods ended September 30, 2009, respectively.
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
     The Company has incurred and expects to incur additional charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges have been and are expected to be cash expenditures. Based on employee responses to the announced relocation, the Company estimates that total relocation costs should be approximately $5.5 million (pre-tax) of which $2.0 million was recorded in first nine months of 2010. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. These estimates are based on significant assumptions, such as home values and actual results could differ materially from these estimates. In addition the Company estimates total cash termination benefits of approximately $2.2 million (pre-tax) of which $1.8 million was recorded in the first nine months of 2010. Also, during the third quarter of 2010, the Company purchased the home of an executive for $1.9 million.
     The charges associated with the Company’s 2010 restructuring and reorganization program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total
Three months ended September 30, 2010:
One-time termination and relocation benefits to employees	$211	$29	$70	$187	$1,137	$1,634

Cumulative restructuring charges, January 1, 2010 through September 30, 2010	$905	$38	$763	$187	$1,898	$3,791

Remaining estimated one-time termination and relocation benefits to employees	$290	$8	$221	$395	$2,927	$3,841

The company also incurred an additional $0.5 million related to prior restructurings during the first nine months of 2010. At September 30, 2010, the remaining accrued liability associated with restructurings and reorganization programs consisted of the following:

	Balance at			Balance at
	December 31,	Costs		September 30,	Due within
	2009	Accrued	Payments	2010	12 months
One-time termination and relocation benefits to employees — 2010 relocation	$—	$3,791	$(2,734)	$1,057	$1,057

One-time termination benefits to employees — 2009 and prior	$4,460	$538	$(4,890)	$108	$108

Total	$4,460	$4,329	$(7,624)	$1,165	$1,165

9. Debt
     Debt consists of the following:

	September 30, 2010	December 31, 2009
Non-recourse defeased debt	25,757	27,105
Community Development District debt	12,566	12,403

Total debt	$38,323	$39,508

     The aggregate scheduled maturities of debt subsequent to September 30, 2010 are as follows (a):

2010	$476
2011	1,982
2012	2,018
2013	1,586
2014	1,507
Thereafter	30,754

Total	$38,323

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $25.8 million.
     The Company has a $125 million revolving Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company and Deutsche Bank. The Credit Agreement expires on September 19, 2012. The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The following includes a summary of the Company’s more significant financial covenants:

			September 30,
	Covenant		2010
Minimum consolidated tangible net worth	$800,000		$872,009
Ratio of total indebtedness to total asset value	50.0%		2.8%
Unencumbered leverage ratio	2.0	x	98.5	x
Minimum liquidity	$20,000		$320,002
     The Company was in compliance with its debt covenants at September 30, 2010.
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
10. Employee Benefit Plans
     The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees. A summary of the net periodic benefit expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$511	$362	$1,322	$1,079
Interest cost	337	447	1,148	4,393
Expected return on assets	(248)	(1,263)	(3,191)	(8,078)
Prior service costs	160	177	535	532
Settlement loss	894	617	2,486	45,294
Curtailment charges	—	—	1,347	—
Actuarial loss	—	57	—	1,015

Net periodic benefit expense	$1,654	$397	$3,647	$44,235

     On June 18, 2009, the Company, as plan sponsor of The St. Joe Company Pension Plan (the “Pension Plan”), signed a commitment for the Pension Plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in the Pension Plan. Current employees and former employees with cash balances in the Pension Plan are not affected by the transaction. The purchase price of the group annuity contract was approximately $101.0 million, which was funded from the assets of the Pension Plan on June 25, 2009 and included a premium to assume these obligations. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93.0 million, which represented the obligation prior to the annuity purchase for the affected retirees and vested terminated employees. In addition, the Company recorded a non-cash settlement pre-tax charge to earnings during the third quarter of 2009 of $44.7 million. The Company also recorded a pre-tax credit in the amount of $44.7 million in Accumulated Other Comprehensive Income on its Consolidated Balance Sheet offsetting the non-cash charge to earnings.
     The Company remeasures its plan assets and benefit obligation at each December 31. As a result of settlements and curtailments which occurred during the nine months ended September 30, 2010, the Company was required to remeasure its plan assets and benefit obligation as of September 30, 2010.
11. Income Taxes
     The Company had approximately $1.4 million of total unrecognized tax benefits as of September 30, 2010 and December 31, 2009, none of which, if recognized, would materially affect its effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of $0.2 million and $0.3 million (net of tax benefit) at September 30, 2010 and December 31, 2009, respectively, related to uncertain tax positions. There were no significant changes to unrecognized tax benefits including interest and penalties during the third quarter of 2010, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.
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
12. Segment Information
     The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment develops and sells homesites and now, to a lesser extent, homes, following the Company’s exit from homebuilding. The commercial real estate segment sells developed and undeveloped land as well as leases land. The rural land sales segment primarily sells parcels of land included in the Company’s timberland holdings. The forestry segment produces and sells pine pulpwood, sawtimber and other forest products.
     The Company uses loss from continuing operations before equity in income (loss) of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.
     The accounting policies of the segments are the same as those described above in the summary of significant accounting policies and in our Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated statements of operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of corporate general and administrative expenses, net of investment income.

     Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Revenues:
Residential real estate	$12,316	$32,391	$30,813	$64,972
Commercial real estate	3,690	2,188	4,137	2,877
Rural land sales	4,282	290	6,454	12,907
Forestry	6,817	7,053	21,036	20,392

Consolidated operating revenues	$27,105	$41,922	$62,440	$101,148

Loss from continuing operations before equity in (loss) of unconsolidated affiliates and income taxes :
Residential real estate	$(16,575)	$(19,694)	$(34,975)	$(57,181)
Commercial real estate	1,539	(550)	(215)	(1,826)
Rural land sales	3,548	(467)	3,949	9,197
Forestry	767	1,234	4,399	3,451
Other	(10,928)	(6,652)	(27,162)	(72,864)

Consolidated loss from continuing operations before equity in (loss) of unconsolidated affiliates and income taxes	$(21,649)	$(26,129)	$(54,004)	$(119,223)

	September 30, 2010	December 31, 2009
Total Assets:
Residential real estate	$634,273	$641,953
Commercial real estate	67,141	63,830
Rural land sales	14,393	14,617
Forestry	61,694	62,082
Other	281,403	316,956

Total Assets	$1,058,904	$1,099,438

13. Contingencies
     The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.
     At September 30, 2010 and December 31, 2009, the Company was party to surety bonds of $15.7 million and $28.1 million, respectively, and standby letters of credit in the amount of $1.4 million which may potentially result in liability to the Company if certain obligations of the Company are not met.
     The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, including claims resulting from construction defects and contract disputes. When appropriate, the Company establishes estimated accruals for litigation matters which meet the requirements of ASC 450 — Contingencies. The Company has recorded an $8.8 million reserve in connection with a contract dispute involving the 1997 purchase of land for its former Victoria Park community. The Company has appealed an adverse trial court decision in this matter to a Florida court of appeals.
     The Company is also subject to claims arising out of environmental laws and regulations. These claims may include the obligation to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Pending claims include the Company’s former paper mill site in Gulf County, certain adjacent properties and other properties. These claims may be subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The Company is in the process of assessing and rehabilitating certain of its properties.
     It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available. Aggregate environmental-related accruals were $1.6 million at September 30, 2010 and $1.7 million at December 31, 2009 respectively.
     Although in the opinion of management none of our litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that actual amounts of liabilities resulting from such matters could be material.

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
     Some of the Company’s notes receivable are from homebuilders and other entities associated with the real estate industry. As with many entities in the real estate industry, revenues have contracted for a number of these companies, and they may be increasingly dependent on their lenders’ continued willingness to provide funding to maintain ongoing liquidity. The Company evaluates the need for an allowance for doubtful notes receivable at each reporting date.
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
     The Company believes the large oil spill in the Gulf of Mexico from the Deepwater Horizon incident had and will continue to have a negative impact on our properties, results of operations and stock price and has created uncertainty about the future of the Gulf Coast region. The Company has filed several lawsuits against the parties responsible for the oil spill seeking the recovery of damages. The Company cannot be certain, however, of the amount of any recovery or the ultimate success of its claims.

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
     Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q, as well as, among others, the following:
•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;
•	any renewed crisis in the national financial markets and the financial services and banking industries;
•	a delay in the recovery of national economic conditions, or any further economic downturn;
•	economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;
•	the adverse impact to Northwest Florida, the Gulf of Mexico and other coastal states resulting from the Deepwater Horizon oil spill in the Gulf of Mexico;
•	the possible negative effects from any future oil spill incidents in the Gulf of Mexico or perceived risk regarding the possibility of future oil spill incidents;
•	possible negative effects from oil or natural gas drilling if permitted off the coast of Northwest Florida;
•	availability of mortgage financing, increases in foreclosures and increases in interest rates;
•	changes in the demographics affecting projected population growth in Florida, including the migration of Baby Boomers;
•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;
•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;
•	possible future write-downs of the book value of our real estate assets and notes receivable;
•	the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes;
•	the failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;
•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;
•	natural disasters, including hurricanes and other severe weather conditions, and their impact on current and future demand for our products in Florida;
•	the expense and management distraction associated with possible securities class action litigation;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge;
•	local conditions such as the supply of homes and homesites and residential or resort properties or a decrease in the demand for real estate in our area;
•	timing and costs associated with property developments;
•	the pace of commercial and economic development in Northwest Florida;
•	competition from other real estate developers;
•	decreases in pricing of our products and the related profit margins;
•	increases in operating costs, including real estate taxes and the cost of construction materials;
•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;
•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the expected economic impact of the new Northwest Florida Beaches International Airport;
•	a reduction or termination of air service at Northwest Florida Beaches International Airport, especially any reduction or termination of Southwest Airlines’ service;
•	potential liability under environmental laws or other laws or regulations;
•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;
•	potential liability relating to construction defects;
•	fluctuations in the size and number of transactions from period to period;
•	the prices and availability of labor and building materials;
•	increases in homeowner insurance rates and deductibles for property in Florida, particularly in coastal areas, and decreases in the availability of property insurance in Florida;
•	high property tax rates in Florida, future increases in such rates and changes in property tax classifications;
•	significant tax payments arising from any acceleration of deferred taxes;
•	increases in gasoline prices; and
•	acts of war, terrorism or other geopolitical events.
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
     Our commercial real estate segment generates revenues from the sale or lease of developed and undeveloped land for retail, multi-family, office, hotel, industrial uses and rental income. Our rural land sales segment generates revenues from the sale of parcels of undeveloped land and rural land with limited development, easements, and mitigation bank credits. Our forestry segment generates revenues from the sale of pulpwood, sawtimber and forest products and conservation land management services.
     Our business, financial condition and results of operations continued to be adversely effected during the third quarter of 2010 by the real estate downturn and economic recession in the United States. This challenging environment has exerted negative pressure on the demand for all of our real estate products and contributed to our net loss for the first nine months of 2010.
     We believe the large oil spill in the Gulf of Mexico from the Deepwater Horizon incident had and will continue to have a negative impact on our properties, results of operations and stock price and has created uncertainty about the future of the Gulf Coast region. The Company has filed several lawsuits against parties responsible for the oil spill seeking the recovery of damages. The Company cannot be certain, however, of the amount of any recovery or the ultimate success of its claims.
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
     The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in these policies during the first nine months of 2010.
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
     Our investment in real estate utilizes Level 2 and Level 3 inputs in fair value calculations and the associated underlying assumptions as follows:
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
     Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. The fair value of homes and homesites is determined based upon final sales prices of inventory sold during the period (level 2 inputs). For inventory held for sale, estimates of selling prices based on current market data are utilized (level 3 inputs). For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices, sales volume, sales velocity and holding periods (level 3 inputs). In addition, the estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects, such as the impact of changes in development plans and our intent and ability to hold the projects through the development period, could result in changes to these estimates.
Correction of Prior Period Error
     In the first quarter of 2010, we determined that approximately $2.6 million ($1.6 million net of tax) of stock compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce deferred income taxes, net, by $1.0 million and increase common stock by $2.6 million to reflect the correction of this error, with a corresponding $1.6 million reduction recorded to retained earnings. The correction is similarly reflected as an adjustment to common stock and retained earnings as of December 31, 2009 in the consolidated statement of changes in equity. The correction of this error also impacted the consolidated statements of operations for the three and nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009. These corrections were not considered material to prior period financial statements.

Recently Issued Accounting Standards
     See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards.
Results of Operations
     Net loss decreased by $1.4 million to a loss of $(13.1), or $(0.14) per share, in the third quarter of 2010, compared to a net loss of $(14.5) million, or $(0.16) per share, for the third quarter of 2009. Included in our results for the three months ended September 30 are the following notable charges:
     2010:
•	a non-cash charge of $8.8 million for a reserve for an adverse trial court verdict in a lawsuit involving a contract dispute; the matter is being appealed to the Florida Court of Civil Appeals.

•	legal and clean-up costs resulting from the Deepwater Horizon incident of $2.6 million.

•	a restructuring charge of $1.7 million related to the consolidation of our offices.
     2009:
•	$11.1 million of non-cash impairment charges consisting of $0.9 million of impairments associated with homes and homesites in our residential segment, a $9.0 million write-down related to the settlement of our Saussy Burbank notes receivable, a $0.1 million write-down of builder notes receivable and $1.1 million of write-downs related to other long-term assets; and
•	$1.8 million restructuring charge related to one-time termination benefits.
     Net loss decreased by $38.2 million to a loss of $(33.2) million, or $(0.36) per share, in the first nine months of 2010, compared to $(71.4) million, or $(0.78) per share, for the first nine months of 2009. Included in our results for the nine months ended September 30 are the following notable charges:
     2010:
•	a non-cash charge of $8.8 million for a reserve for an adverse trial court verdict in a lawsuit involving a contract dispute; the matter is being appealed to the Florida Court of Civil Appeals.

•	a restructuring charge of $4.4 million related to the consolidation of our offices.

•	legal and clean-up costs resulting from the Deepwater Horizon incident of $2.6 million.
     2009:
•	$32.6 million of impairment charges consisting of a $6.7 million write-down related to our SevenShores condominium and marina development project, $6.5 million of impairments associated with homes and homsites in our residential segment, a $9.0 million write-down related to the settlement of our Saussy Burbank notes receivable, a $7.4 million write-off of the Advantis note receivable, a $1.9 million write-down of builder notes receivable and $1.1 million of write-downs related to other long-term assets;
•	$44.7 million non-cash pension settlement charge related to the purchase of annuities with plan assets for certain participants in our pension plan; and
•	$1.8 million restructuring charge related to one-time termination benefits.
     Results for the three and nine months ended September 30, 2009 reported in discontinued operations primarily include the operations of Victoria Hills Golf Club, St. Johns Golf and Country Club and Sunshine State Cypress.

Consolidated Results
     Revenues and expenses. The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Difference	% Change	2010	2009	Difference	% Change
	(Dollars in millions)
Revenues:
Real estate sales	$10.9	$24.3	$(13.4)	(55.1)%	$15.5	$53.0	$(37.5)	(70.8)%
Resort and club revenues	8.8	9.7	(0.9)	(9.3)%	24.2	24.8	(0.6)	(2.4)%
Timber sales	6.8	7.0	(0.2)	(2.9)%	21.0	20.4	0.6	2.9%
Other revenues	0.6	0.9	(0.3)	(33.3)%	1.7	2.9	(1.2)	(41.4)%

Total	27.1	41.9	(14.8)	(35.3)%	62.4	101.1	(38.7)	(38.3)%

Expenses:
Cost of real estate sales	3.3	22.5	(19.2)	(85.3)%	5.1	38.2	(33.1)	(86.6)%
Cost of resort and club revenues	8.8	9.6	(0.8)	(8.3)%	24.9	26.0	(1.1)	(4.2)%
Cost of timber sales	5.3	5.1	0.2	3.9%	14.8	14.8	—	—
Cost of other revenues	0.5	0.7	(0.2)	(28.6)%	1.6	1.8	(0.2)	(11.1)%
Other operating expenses	12.3	8.8	(3.5)	(39.8)%	27.8	32.1	(4.3)	(13.4)%

Total	$30.2	$46.7	$(16.5)	(35.3)%	$74.2	$112.9	$(38.7)	(34.3)%

     The decrease in real estate sales revenues and cost of real estate sales for the three months and nine months ended September 30, 2010 compared to 2009 was primarily due to decreased sales in our residential real estate segment. Residential real estate sales continue to remain weak as a result of various factors, including oversupply, depressed prices within the Florida real estate markets, poor economic conditions and the oil spill from the Deepwater Horizon incident in the Gulf of Mexico. In addition, our rural land sales decreased during the nine months of 2010 compared to 2009 as a result of our planned reduction in large tract rural land sales as well as weakened demand.
     Other operating expenses increased by $3.5 million, or 39.8% for the third quarter of 2010 compared to 2009. The increases for the quarter ended September 30, 2010 were due to a $4.9 million reserve for litigation. For the nine months ended September 30, 2010 as compared to 2009 other operating expenses decreased by $4.3 million or 13.4%, which was due to lower general and administrative expenses as a result of our restructuring efforts and the sale of certain properties in 2009, which reduced 2010 carrying costs. For further detailed discussion of revenues and expenses, see Segment Results below.
     Corporate expense. Corporate expense, consisting of corporate general and administrative expenses, was $9.8 million and $6.0 million, during the three months ended September 30, 2010 and 2009, respectively, an increase of 63.3% or $3.8 million. For the nine months ended September 30, 2010 and 2009, corporate expense was $23.3 million and $20.1 million respectively, an increase of 15.9% or $3.2 million. Included in the three months ended September 30, 2010 were legal and clean-up costs resulting from the Deepwater Horizon incident of $2.6 million. Our overall employee and administrative costs have decreased as a result of reduced headcount and cost savings initiatives. Corporate expense for the third quarter of 2010 and 2009 included pension expense of $1.7 million and $0.4 million, respectively. Corporate expense for the nine months ended September 30, 2010 included pension expense of $3.6 million compared to pension income of $0.4 million for the nine months ended September 30, 2009.
     Pension settlement charge. On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. Current employees and former employees with cash balances in the pension plan were not affected by the transaction. The purchase price of the annuity was approximately $101.0 million, which was funded from the assets of the pension plan on June 25, 2009 and included a premium to assume these obligations. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93.0 million, which represented the obligation prior to the annuity purchase for the affected retirees and vested terminated employees. In addition, we recorded a non-cash settlement charge to earnings during the third quarter of 2009 of $44.7 million. We also recorded a $44.7 million pre-tax credit in Accumulated Other Comprehensive Income on our Consolidated Balance Sheet offsetting the non-cash charge to earnings. As a result of this transaction, we were able to significantly increase the funded status ratio of the pension plan, thereby reducing the potential for future funding requirements.
     Impairment Losses. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices, sales volume, sales velocity and holding periods. In addition, the estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects, such as the impact of change in development plans and our intent and ability to hold the projects through the development period, could result in changes to these estimates. During the nine months ended September 30, 2010, we recorded impairment charges on homes and homesites of $0.1 million, in the residential real estate segment. During the first nine months of 2010 we also recorded a $0.5 million write-down resulting from a renegotiated builder note receivable in the residential segment.
     During the third quarter of 2009 we recorded impairment charges of $11.1 million as follows: $9.0 million write-down related to the settlement of the Saussy Burbank notes receivable, a $0.1 million write-down of builder notes receivable and a $1.1 million impairment charge related to other long-term assets; and 0.9 million write-down related to completed unsold homes and homesites.
     During the first nine months of 2009 we recorded impairment charges of $32.6 million as follows: $6.5 million impairment charge related to completed unsold homes and homesites; $6.7 million write-down of the SevenShores condominium and marina development project; $9.0 million write-down related to the settlement of the Saussy Burbank notes receivable; a $7.4 million write-off of the Advantis note receivable; $1.9 million write-down of builder notes receivable; and $1.1 million impairment charge related to other long-term assets.
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
     We have incurred and expect to incur additional charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges are expected to be cash expenditures. Based on employee responses to the announced relocation, we estimate that total relocation costs should be approximately $5.5 million (pre-tax), of which $2.0 million was recorded in the first nine months of 2010. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. These estimates are based on significant assumptions, such as current home values however actual results could differ materially from these estimates.
     In addition, we estimate total cash termination benefits to be approximately $2.2 million (pre-tax) of which $1.8 million was recorded in the first nine months of 2010. Most of the termination and relocation benefits described above are expected to be incurred through the third quarter of 2011. Also, during the third quarter, we purchased the home of an executive for $1.9 million. See Note 8 to our consolidated financial statements for further information regarding our restructuring charges.
     Other (expense) income. Other (expense) income consists of investment income, interest expense, gains on sales and dispositions of assets, fair value adjustment of our retained interest in monetized installment notes receivable and other income. Other (expense) income was $(3.7) million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $(3.7) million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.
     Investment income, net decreased by $0.4 million and $0.9 million during the three and nine months ending September 30, 2010 compared to 2009, respectively, primarily as a result of lower investment returns on our cash balances.
     Interest expense increased by $5.1 million and $7.1 million during the three and nine months ended September 30, 2010 compared to 2009 primarily due to interest recorded on a reserve for litigation of $4.1 million and interest on our community development district debt obligations not being capitalized in 2010 due to reduced spending levels.
     Equity in (loss) income of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income primarily related to joint ventures within our residential real estate segment which are now substantially sold out.

     Income tax (benefit) expense. Income tax (benefit) expense, including income tax on discontinued operations, totaled $(8.6) million and $(11.9) million for the three months ended September 30, 2010 and 2009, respectively and $(21.3) million and $(47.8) million for the nine months ended September 30, 2010 and 2009, respectively. Our effective tax rate was 39.5% and 45.0% for the three months ended September 30, 2010 and 2009, respectively, 39.1% and 40.0% for the nine months ended September 30, 2010 and 2009, respectively.
     Discontinued Operations. (Loss) from discontinued operations, net of tax, totaled $(0.2) million and $(0.4) million in the three months and nine months ended September 30, 2009, respectively. See our Residential Real Estate and Forestry sections below for further detail on discontinued operations.
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
     Our residential sales remain weak. The real estate downturn, economic recession and the oil spill from the Deepwater Horizon incident in the Gulf of Mexico have all exerted negative pressure on the demand for real estate products in our markets. Inventories of resale homes and homesites remain high in our markets and prices remain depressed. We also believe that the oil spill has negatively impacted our resort and club operating results. We do not expect any significant favorable changes in market conditions in the near term.
     Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed. In 2009, the overall decrease in demand and market prices for residential real estate indicated that certain carrying amounts within our residential real estate segment were not recoverable. In the third quarter of 2009, we recorded impairment charges of $0.9 million related to completed and unsold homes and homesites, and a $0.1 million write-down of builder notes receivable. In addition, we recorded an impairment charge of $9.0 million in the third quarter of 2009 related to the settlement of our Saussy Burbank notes receivable and $0.6 million related to a residential segment intangible asset.
     For the first nine months of 2009, we recorded impairment charges of $24.7 million in the residential segment consisting of the following: $6.7 million write-down related to the SevenShores condominium project, $6.5 million of impairments associated with homes and homesites, a $9.0 million write-down related to the settlement of the Saussy Burbank note receivable, a $1.9 million write-down of builder notes receivable and a $0.6 million write-down of a residential segment intangible asset.
     For the nine months ended September 30, 2010 we recorded impairment charges of $0.6 million.

     The table below sets forth the results of continuing operations of our residential real estate segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Real estate sales	$3.0	$21.9	$5.1	$37.6
Resort and club revenues	8.7	9.7	24.2	24.8
Other revenues	0.6	0.8	1.5	2.6

Total revenues	12.3	32.4	30.8	65.0

Expenses:
Cost of real estate sales	2.3	21.1	3.8	35.2
Cost of resort and club revenues	8.8	9.6	24.9	26.0
Cost of other revenues	0.5	0.7	1.6	1.8
Other operating expenses	9.6	6.4	19.7	24.8
Depreciation and amortization	2.5	2.7	7.6	8.3
Restructuring charges	0.2	0.8	0.9	0.9
Impairment losses	—	10.7	0.6	24.7

Total expenses	23.9	52.0	59.1	121.7

Other (expense)	(5.0)	(0.1)	(6.7)	(0.5)

Pre-tax (loss) from continuing operations	$(16.6)	$(19.7)	$(35.0)	$(57.2)

     Real estate sales include sales of land, homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf, club and marina operations. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.
  Three Months Ended September 30, 2010 and 2009
     The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Homes	Homesites	Total	Homes	Homesites	Total
			(Dollars in millions)
Sales	$0.5	$2.5	$3.0	$7.9	$1.3	$9.2
Cost of sales:
Direct costs	0.3	1.0	1.3	6.2	0.6	6.8
Selling costs	0.1	0.2	0.3	0.6	0.1	0.7
Other indirect costs	0.0	0.7	0.7	0.8	0.1	0.9

Total cost of sales	0.4	1.9	2.3	7.6	0.8	8.4

Gross profit	$0.1	$0.6	$0.7	$0.3	$0.5	$0.8

Gross profit margin	20%	24%	23%	4%	39%	9%
Units sold	1	21	22	35	12	47

     The following table sets forth home and homesite sales activity by geographic region and property type.

	Three Month Ended September 30, 2010				Three Month Ended September 30, 2009
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)
Northwest Florida:
Resort and Seasonal
Single-family homes	1	$0.5	$0.4	$0.1	2	$0.9	$0.8	$0.1
Homesites	12	2.0	1.5	0.5	8	1.0	0.7	0.3
Primary
Homesites	7	0.4	0.3	0.1	2	0.1	—	0.1
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	2	0.1	0.1	—	—	—	—	—
Central Florida:
Primary
Single-family homes	—	—	—	—	6	1.3	1.2	0.1
Multi-family homes	—	—	—	—	22	5.0	4.9	0.1
Townhomes	—	—	—	—	5	0.7	0.7	—
Homesites	—	—	—	—	2	0.2	0.1	0.1

Total	22	$3.0	$2.3	$0.7	47	$9.2	$8.4	$0.8

     Also included in real estate sales are land sales of $12.7 million with related cost of sales of $12.7 million for the third quarter of 2009, primarily related to the sale of SevenShores condominium and marina development project.
     Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and Southwood. Our Northeast Florida communities include RiverTown, and in 2009 our Central Florida communities included Artisan Park and Victoria Park, all of which are primary. Artisan Park and Victoria Park were sold in the last half of 2009.
     Homesite closings, revenues and gross profit increased for the three months ended September 30, 2010 primarily due to sales to homebuilders some of which may generate additional revenues and gross profit in future periods upon sale to the end-user.
     The Northwest Florida resort and seasonal homesites include four homesites closed during the three months ended September 30, 2010 with an additional $1.2 million of revenues and $0.8 million of costs deferred due to less than sufficient down payments to qualify for full revenue recognition on sales financed directly by us. In the Central Florida region, the three months ended September 30, 2009 included the auction of 22 multi-family homes.
     Resort and club revenues included revenues from the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf, club and marina operations. Resort and club revenues were $8.7 million in the third quarter of 2010, with $8.8 million in related costs, compared to revenues totaling $9.7 million with $9.6 million in related costs in the third quarter of 2009. Resort and club revenues decreased $1.0 million related to the oil spill from the Deepwater Horizon incident in the Gulf of Mexico. Cost of resort and club revenues decreased $0.8 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.
     Other operating expenses included salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $9.6 million in the third quarter of 2010 compared to $6.4 million in the third quarter of 2009. Reductions in employee and other costs were offset by a $4.9 million reserve for litigation involving a contract dispute related to a 1997 purchase of land for our former Victoria Park community.
     Other expense increased $4.9 million during the third quarter of 2010 which was primarily due to interest expense of $4.1 million related to the litigation reserve as discussed above.

  Nine Months Ended September 30, 2010 and 2009
     The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$0.5	$4.5	$5.0	$21.1	$3.8	$24.9
Cost of sales:
Direct costs	0.3	2.2	2.5	15.5	1.8	17.3
Selling costs	0.1	0.3	0.4	3.3	0.2	3.5
Other indirect costs	0.0	0.8	0.8	1.5	0.2	1.7

Total cost of sales	0.4	3.3	3.7	20.3	2.2	22.5

Gross profit	$0.1	$1.2	$1.3	$0.8	$1.6	$2.4

Gross profit margin	20%	27%	26%	4%	42%	10%
Units sold	1	43	44	72	28	100

     The following table sets forth home and homesite sales activity by geographic region and property type.

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)
Northwest Florida:
Resort and Seasonal
Single-family homes	1	$0.5	$0.4	$0.1	19	$8.7	$8.3	$0.4
Homesites	28	3.6	2.7	0.9	19	2.8	1.9	0.9
Primary
Homesites	13	0.8	0.5	0.3	7	0.7	0.2	0.5
Northeast Florida:
Primary
Single-family homes	—	—	—	—	2	0.6	0.5	0.1
Homesites	2	0.1	0.1	—	—	—	—	—
Central Florida:
Primary
Single-family homes	—	—	—	—	14	3.4	3.3	0.1
Multi-family homes	—	—	—	—	26	6.0	5.9	0.1
Townhomes	—	—	—	—	11	2.4	2.3	0.1
Homesites	—	—	—	—	2	0.3	0.1	0.2

Total	44	$5.0	$3.7	$1.3	100	$24.9	$22.5	$2.4

     Also included in real estate sales are land sales of $0.1 million with related cost of sales of $0.1 million for the nine months ended September 30, 2010 and $12.7 million of sales and related costs of $12.7 million for the first nine months of 2009, primarily related to the sale of SevenShores condominium and marina development project.
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

     Homesite closings and revenues increased for the nine months ended September 30, 2010 primarily due to sales to homebuilders some of which may generate additional revenues and gross profit in future periods upon sale to the end-user.
     Resort and club revenues were $24.2 million for the nine months ended September 30, 2010, with $24.9 million in related costs compared to revenue totaling $24.8 million for the nine months ended September 30, 2009, with $26.0 million in related costs. Revenues decreased $0.6 million as a result of the decline in resort and club revenues since the oil spill. Cost of resort and club revenues decreased $1.1 million as a result of reduced staffing levels and more efficient operation of our resorts and clubs.
     Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $19.7 million for the nine months ended September 30, 2010 compared to $24.8 million for the nine months ended September 30, 2009. The decrease of $5.1 million in operating expenses was primarily due to reductions in employee costs along with reductions in marketing and homeowners association funding costs, certain warranty and other project costs and real estate taxes, which savings were created by the sale of certain projects during 2009, These savings were partially offset by a $4.9 million reserve for litigation in the third quarter ended September 30, 2010.
     We recorded restructuring charges in our residential real estate segment of $0.9 million during the first nine months of 2010 and 2009, respectively, in connection with our corporate headquarters relocation.
     Other expense increased $6.2 million during the first nine months of 2010 as compared to the first nine months of 2009 which was primarily due to interest expense of $4.1 million related to the litigation reserve as discussed above.
  Commercial Real Estate
     Our commercial real estate segment plans, develops and entitles our land holdings for a broad range of retail, office, hotel, industrial and multi-family uses. We sell or lease and develop commercial land and provide development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Consistent with residential real estate, the markets for commercial real estate, particularly retail, remain weak.
     The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Real estate sales	$3.6	$2.1	$3.9	$2.5
Other revenues	—	0.1	0.2	0.3

Total revenues	3.6	2.2	4.1	2.8

Expenses:
Cost of real estate sales	0.8	1.3	0.8	1.7
Restructuring charge	—	0.6	—	0.6
Other operating expenses	1.5	1.0	4.6	2.9

Total expenses	2.3	2.9	5.4	5.2
Other income	0.2	0.2	1.1	0.6

Pre-tax income (loss) from continuing operations	$1.5	$(0.5)	$(0.2)	$(1.8)

     There were three commercial land sales in Northwest Florida during the nine months ended September 30, 2010 for a total of 16.7 acres at an average price of $236,000 per acre including a 10 acre sale in Walton County to Wal-Mart for $2.5 million. There were two commercial land sales during the nine months ended September 30, 2009 for a total of 5.61 acres at an average price of $369,000. Sales and cost of sales also included previously deferred revenue and gain on sales, based on percentage-of-completion accounting.
     We also entered into a build-to-suit lease with CVS Pharmacy for a 1.7 acre site that we own in Port St. Joe. Upon completion of the construction, we will own the facility and collect ground and building rent under a long-term lease.

     Other revenues primarily relate to lease income associated with a long-term land lease with the Port Authority of Port St. Joe.
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
     The table below sets forth the results of operations of our rural land sales segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Real estate sales	$4.3	$0.3	$6.5	$12.9

Expenses:
Cost of real estate sales	0.3	—	0.4	1.3
Other operating expenses	0.6	0.9	2.0	2.8
Restructuring charge	0.1	0.1	0.8	0.1

Total expenses	1.0	1.0	3.2	4.2

Other income	0.2	0.3	0.7	0.5

Pre-tax income from continuing operations	$3.5	$(0.4)	$4.0	$9.2

     Rural land sales for the three and nine months ended September 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)
Three Months Ended:
September 30, 2010	2	226	$3,212	$0.7	$0.5
September 30, 2009	1	140	$2,065	$0.3	$0.2

Nine Months Ended:
September 30, 2010	7	340	$4,409	$1.5	$1.2
September 30, 2009	10	6,485	$1,990	$12.9	$11.6
     During September 2010, we also conveyed 322 acres to the Florida Department of Transportation (“FDOT”) as part of our 4,000 acre sale to FDOT in 2006. As a result, we recognized $3.5 million of previously deferred revenue and gain this quarter. There was an additional $0.4 million of sales and gain recognized during the third quarter and nine months ended September 30, 2010 from other previously deferred sales, as well as $0.4 million from an easement transaction.
     During the fourth quarter 2009, we also began selling credits to developers, utility companies and other users from our wetland mitigation banks. Included in real estate sales was $0.6 million related to the sale of nine mitigation bank credits at an average sales price of $66,000 per credit during the first nine months of 2010.

     During 2009, we made a strategic decision to sell fewer acres of rural land as we generated cash from other sources. We are employing the same strategy in 2010. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.
     During the nine months ended September 30, 2009, we closed the following significant sales: 930 acres in Wakulla County for $3.9 million or $4,234 per acre and 4,492 acres in Liberty County for $5.9 million, or $1,305 per acre. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another.
  Forestry
     Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell sawtimber, pulpwood and forest products and provide land management services for conservation properties. On February 27, 2009, we completed the sale of the inventory and equipment assets of Sunshine State Cypress.
     The table below sets forth the results of the continuing operations of our forestry segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Revenues:
Timber sales	$6.8	$7.0	$21.0	$20.4
Expenses:
Cost of timber sales	5.3	5.1	14.8	14.8
Other operating expenses	0.5	0.5	1.5	1.6
Depreciation and amortization	0.5	0.6	1.6	1.8
Restructuring charge	0.2	—	0.2	—

Total expenses	6.5	6.2	18.1	18.2

Other income	0.5	0.4	1.5	1.3

Pre-tax income from continuing operations	$0.8	$1.2	$4.4	$3.5

Three Months Ended September 30, 2010 and 2009
     We have a wood fiber supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”) which expires on June 30, 2012. During the third quarter of 2010, Smurfit-Stone emerged from bankruptcy protection which was filed in 2008. Sales under this agreement were $3.6 million (167,000 tons) in the third quarter of 2010 and $3.8 million (181,000 tons) during the third quarter of 2009. Open market sales in the third quarter totaled $3.2 million (106,000 tons) in 2010 as compared to $3.2 million (157,000 tons) in 2009. Although sales were constant year-over-year, fewer tons of pulpwood were sold in the third quarter of 2010 as compared to the third quarter of 2009. Net stumpage prices for both sawtimber and pulpwood increased year-over-year, due to improvement in the end-user markets and a decrease in the availability of raw materials.
     Cost of sales for the forestry segment increased $0.2 million in 2010 compared to 2009. The increase in cost of goods sold was to due to our efforts to improve timber inventory information over our large timberland holdings, partially offset by reduced harvesting and delivery expenses.
Nine Months Ended September 30, 2010 and 2009
     Sales under the wood fiber supply agreement with Smurfit-Stone were $10.8 million (509,000 tons) in 2010 and $11.2 million (529,000 tons) in 2009. During the first nine months of 2010, we delivered fewer tons to Smurfit-Stone under the fiber agreement. Open market sales totaled $9.4 million (362,000 tons) in 2010 as compared to $8.6 million (425,000 tons) in 2009. This increase in revenues was a result of improved log pricing partially offset by a reduction in log sales volume. Net stumpage prices for sawtimber and pulpwood increased year-over-year due to improved end-user markets and reduced availability of raw materials.

     Our 2010 and 2009 revenues included $0.3 million and $0.6 million, respectively, related to revenue we received for land management services. The 2010 revenue total also included $0.6 million related to the Biomass Crop Assistance Program sponsored by the federal government during the first four months of 2010. Cost of sales year-over-year was constant at $14.8 million.
     Discontinued operations related to the sale of Sunshine State Cypress for the three and nine months ended September 30, 2009 are as follows:

	Three months Ended	Nine months Ended
	September 30, 2009	September 30, 2009
	(In millions)
	2009	2009
Sunshine State Cypress
Aggregate revenues	$—	$1.7

Pre-tax (loss)	—	(0.4)
Pre-tax gain on sale	—	0.1

Income tax (benefit)	—	(0.1)

(Loss) from discontinued operations, net	$—	$(0.2)

Liquidity and Capital Resources
     As of September 30, 2010, we had cash and cash equivalents of $196.4 million, compared to $163.8 million as of December 31, 2009. We invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.
     We believe that our current cash position, our undrawn $125.0 million revolving credit facility and the cash we expect to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures and provides us with the financial flexibility to withstand the current market downturn.
     As more fully described in Note 9 of our consolidated financial statements, our $125.0 million revolving credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens.
     We have entered into a strategic alliance agreement with Southwest Airlines to facilitate low-fare air service to the new Northwest Florida Beaches International Airport. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making break-even payments. There was no reimbursement required during the third quarter of 2010 and a carryover profit will be applied to the reimbursement calculation for the fourth quarter of 2010. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. These cash payments and reimbursements could have a significant effect on our cash flows and results of operations going forward, depending on the results of Southwest’s operations of the air service. In order to mitigate potential losses that may arise from changes in Southwest Airlines’ jet fuel costs, we have entered into a short term premium neutral collar arrangement with respect to the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes.
  Cash Flows from Operating Activities
     Net cash provided by operations was $29.5 million and $44.7 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, capital expenditures relating to our residential real estate segment were $5.5 million and $4.8 million, respectively. Additional capital expenditures for our operating properties were $4.1 million and $2.7 million, respectively, which primarily related to commercial real estate development.
     We received tax refunds of $67.7 million and $32.3 million in the third quarter of 2010 and 2009, respectively which related to certain loss carrybacks which expired in 2010.

  Cash Flows from Investing Activities
     Net cash used in investing activities was $0.7 million and $1.2 million in the first nine months of 2010 and 2009, respectively. We are not considering any significant investments at this time.
  Cash Flows from Financing Activities
     Net cash provided by (used) in financing activities was $3.8 million and $(2.4) million in the first nine months of 2010 and 2009, respectively.
  Off-Balance Sheet Arrangements
     There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2009, during the third quarter of 2010.
  Contractual Obligations and Commercial Commitments
     There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2009, during the third quarter of 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2009, during the third quarter of 2010.
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
     (b) Changes in Internal Controls. During the quarter ended September 30, 2010, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We have filed three lawsuits against the parties responsible for the Deepwater Horizon oil spill in the Gulf of Mexico. The oil spill has had a negative impact on our properties, results of operations and stock price. The three lawsuits are described as follows:
     On August 4, 2010, we filed a lawsuit in the Superior Court of the State of Delaware in New Castle County against Halliburton Energy Services, Inc. (“Halliburton”). The lawsuit alleges that Halliburton, the cementing contractor for the oil well, was grossly negligent in its management of the well cementing process leading to the blowout of the well. We are seeking compensatory and punitive damages.
     On August 26, 2010, we filed a lawsuit in the Superior Court of the State of Delaware in New Castle County against M-I, L.L.C. (a/k/a “M-I SWACO”). The lawsuit alleges that M-I SWACO, the drilling fluid contractor for the drilling rig, was grossly negligent in the way that it managed and conducted the use of drilling fluids to maintain well control leading to the blowout of the well. We are seeking compensatory and punitive damages.
     On October 12, 2010, we filed a lawsuit in the Superior Court of the State of Delaware in New Castle County against Transocean Holdings, LLC, Transocean Offshore Deepwater Drilling, Inc., Transocean Deepwater, Inc. and Triton Asset Leasing GmbH (collectively, “Transocean”). The lawsuit alleges that Transocean, the owner of the drilling rig, was grossly negligent in the operation and maintenance of the drilling rig and its equipment and in overseeing drilling activities on the rig leading to the blowout of the well. We are seeking compensatory and punitive damages.
     All three of these cases have been removed by the defendants to the U.S. District Court for the District of Delaware, and we have filed motions to remand each case back to Delaware state court.
     We were also involved during the third quarter of 2010 in routine litigation on a number of matters and were subject to claims which arose in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
The Deepwater Horizon oil spill has had an adverse impact on us.
     The ruptured oil well from the Deepwater Horizon incident in the Gulf of Mexico was permanently contained in September 2010. Much uncertainty remains, however, about the extent of the environmental damage from the oil and other pollutants that have been discharged into the Gulf and the duration of the negative effects from the spill. Although the full economic and environmental effects of the oil spill are uncertain at this time, we believe that it has had, and will continue to have, a negative impact on our properties, results of operations and stock price. Future oil spill incidents, or the prospect of future oil spill incidents, could also negatively affect us. We have commenced legal proceedings to recover damages from the parties responsible for the oil spill. We cannot be certain, however, of the amount of any recovery or the ultimate success of our claims.
Our stock price may decline or fluctuate significantly due to market factors outside of our control.
     The market price of our common stock has been volatile and has recently experienced a significant decline. Our stock price may decline or fluctuate further in response to many external factors outside our control. Such factors may cause the market price of our common stock to decline regardless of our financial condition, results of operation, business or prospects and could result in substantial losses for our shareholders.
Possible securities class action litigation could have an adverse effect on our business and stock price.
     The market price of our common stock has been volatile and has recently experienced a significant decline. In the past, securities class action litigation and/or inquiries or investigations have often been instituted against companies following a substantial decline in its stock price. In fact, several law firms have recently issued press releases soliciting plaintiffs for a possible securities class action suit against us. This type of litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at September 30, 2010. There is no expiration date for the Stock Repurchase Program; however, we have no present intention to repurchase any shares under the Stock Repurchase Program. In addition, our $125.0 million revolving credit facility requires that we not repurchase stock in amounts in excess of any cumulative net income that we have earned since January 1, 2007.

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
				(In thousands)
Month Ended July 31, 2010	—	$—	—	$103,793
Month Ended August 31, 2010	—	$—	—	$103,793
Month Ended September 30, 2010	—	$—	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.1 +
Credit Agreement dated September 19, 2008 by and among the Company and Branch Banking and Trust Company, as agent and lender; Deutsche Bank Trust Company Americas, as lender; and BB&T Capital Markets, as lead arranger ($125 million credit facility), as amended by the First, Second, Third, Fourth and Fifth Amendments thereto.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.

101 *
The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity (iv) the Consolidated Statements of Cash Flow and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

+	The Credit Agreement, as amended, is being re-filed at the request of the Securities and Exchange Commission in order to include the disclosure schedules to the Credit Agreement from September 2008.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company
Date: November 2, 2010	/s/ Wm. Britton Greene
Wm. Britton Greene
President and Chief Executive Officer

Date: November 2, 2010	/s/ Janna L. Connolly
Janna L. Connolly
Senior Vice President and Chief Accounting Officer