Form 10-K
period 2010-12-31
ST JOE CO
filed 2011-03-03
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Registrant’s telephone number, including area code: (850) 588-2300
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2010, was approximately $2.1 billion.

As of February 18, 2011, there were 122,934,261 shares of Common Stock, no par value, issued and 92,568,657 shares outstanding, with 30,365,604 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of our Shareholders to be held on May 17, 2011 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our Shareholders to be held on May 17, 2011 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

St. Joe was incorporated in 1936 and is one of the largest real estate development companies in Florida. We own approximately 574,000 acres of land concentrated primarily in Northwest Florida. Most of this land was acquired decades ago and, as a result, has a very low cost basis. Approximately 403,000 acres, or approximately 70 percent of our total land holdings, are within 15 miles of the coast of the Gulf of Mexico.

We are engaged in town and resort development, commercial development and rural land sales. We also have significant interests in timber. Our four operating segments are:

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

Market Conditions and the Economy

Our business, financial condition and results of operations continued to be adversely affected during 2010 by the ongoing real estate downturn and stagnant economy in the United States in general, and Florida in particular. These adverse conditions include among others, minimal gains in employment and consumer confidence from recessionary levels, a large number of homes for sale or in various stages of foreclosure, increased regulation and decreased availability of mortgage loans, historically low housing starts, stagnant household income levels, and a slow recovery in business investments. This challenging environment has exerted negative pressure on the demand for all of our real estate products.

Deepwater Horizon Oil Spill

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana releasing millions of barrels of oil into the Gulf. Northwest Florida beaches, including our beachfront properties in Walton County, experienced physical impacts from the oil spill. The ruptured oil well was permanently contained in September 2010.

The oil spill has had a negative impact on our properties, results of operations and stock price. Uncertainty remains regarding the extent of the environmental damage from the oil and other pollutants that have been discharged into the Gulf and the duration of the negative effects from the spill. We have engaged legal counsel to assist us with our effort to recover damages from the parties responsible for the oil spill. We cannot be certain, however, of the amount of any recovery or the ultimate success of our claims.

Northwest Florida Beaches International Airport

The new Northwest Florida Beaches International Airport commenced commercial flight operations on May 23, 2010. The new airport is located on approximately 4,000 acres of land we donated within the West Bay Area Sector Plan (the “West Bay Sector”), one of the largest planned mixed-use developments in the United States. We own substantially all of the 71,000 acres in the West Bay Sector surrounding the airport, including approximately 41,000 acres dedicated to preservation. Our West Bay Sector land has initial entitlements for over 4 million square feet of commercial space and approximately 6,000 residential units.

On April 12, 2010, we launched VentureCrossings Enterprise Centre, a 1,000 acre commercial development adjacent to the new airport. CB Richard Ellis Group, Inc. has been engaged to market the land in this project for lease, sale or joint venture.

On November 29, 2010, we executed a Master Airport Access Agreement with the Panama City-Bay County Airport and Industrial District regarding through-the-fence access at the new Northwest Florida Beaches International Airport. The Master Airport Access Agreement outlines the process for implementing the through-the-fence rights originally established when we donated the land for the airport. Through-the-fence access will allow companies in our VentureCrossings Enterprise Centre direct access to airport taxiways and runways. The Master Airport Access Agreement identifies three initial through-the-fence access points in VentureCrossings Enterprise Centre and provides for flexibility as to the number and location of additional access points. In addition, we entered into a ground lease for a strategic parcel with immediate runway access at the new airport.

Other 2010 Highlights

•	We relocated our corporate headquarters to Northwest Florida.

•	We generated $8.7 million from the sale of 41 resort homesites at an average price of $159,000 and 42 primary homesites at an average price of $52,000.

•	We sold 18 acres of commercial land for $4.4 million, or over $237,000 per acre.

•	We sold 606 acres of rural land for $3.0 million, or $4,900 per acre.

•	We recognized $20.6 million in previously deferred revenue and conveyed 2,148 acres to the Florida Department of Transportation (“FDOT”) as part of FDOT’s purchase of land from us in 2006.

•	We increased our cash position by $20.0 million to $183.8 million.

•	We renegotiated and extended our pulpwood supply agreement with Smurfit-Stone Container Corporation.

Land-Use Entitlements

We have a broad range of land-use entitlements in hand or in various stages of the approval process for residential communities in Northwest Florida and other selected regions of the state, as well as commercial entitlements. As of December 31, 2010, we had approximately 31,602 residential units and 11.6 million commercial square feet in the entitlements pipeline, in addition to 642 acres zoned for commercial uses. The following tables describe our residential and mixed-use projects with land-use entitlements that are in development or pre-development and additional commercial entitlements. These entitlements are on approximately 38,218 acres.

Summary of Land-Use Entitlements (1)
Active St. Joe Residential and Mixed-Use Projects
December 31, 2010

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class(2)	County	Acres	Units(3)	Inception	12/31/10	Remaining	(Sq. Ft.)(4)

In Development:(5)
Hawks Landing	PR	Bay	88	168	166	—	2	—
Landings at Wetappo	RR	Gulf	113	24	7	—	17	—
RiverCamps on Crooked Creek	RS	Bay	1,491	408	191	—	217	—
RiverSide at Chipola	RR	Calhoun	120	10	2	—	8	—
RiverTown	PR	St. Johns	4,170	4,500	32	—	4,468	500,000

						Residential
					Residential	Units
					Units	Under	Total	Remaining
					Closed	Contract	Residential	Commercial
			Project	Project	Since	as of	Units	Entitlements
Project	Class(2)	County	Acres	Units(3)	Inception	12/31/10	Remaining	(Sq. Ft.)(4)

SouthWood	PR	Leon	3,370	4,770	2,552	—	2,218	4,535,588
SummerCamp Beach	RS	Franklin	762	499	88	—	411	25,000
Topsail	PR	Walton	115	610	—	—	610	220,000
WaterColor	RS	Walton	499	1,140	932	1	207	47,600
WaterSound	RS	Walton	2,425	1,432	31	—	1,401	457,380
WaterSound Beach	RS	Walton	256	511	447	—	64	29,000
WaterSound West Beach	RS	Walton	62	199	52	2	145	—
West Bay DSAP I	PR/RS	Bay	15,089	5,628	—	—	5,628	4,430,000
Wild Heron(6)	RS	Bay	17	28	2	—	26	—
WindMark Beach	RS	Gulf	2,020	1,516	150	—	1,366	76,157

Subtotal			30,597	21,443	4,652	3	16,788	10,320,725

In Pre-Development:(5)
Avenue A	PR	Gulf	6	96	—	—	96	—
Bayview Estates	PR	Gulf	31	45	—	—	45	—
Bayview Multifamily	PR	Gulf	20	300	—	—	300	—
Beacon Hill	RR	Gulf	3	12	—	—	12	—
Beckrich NE	PR	Bay	15	74	—	—	74	—
Boggy Creek	PR	Bay	630	526	—	—	526	—
Bonfire Beach	RS	Bay	550	750	—	—	750	70,000
Breakfast Point, Phase 1	PR/RS	Bay	132	348	—	—	348	—
College Station	PR	Bay	567	800	—	—	800	—
Cutter Ridge	PR	Franklin	10	25	—	—	25	—
DeerPoint Cedar Grove	PR	Bay	686	950	—	—	950	—
East Lake Creek	PR	Bay	81	313	—	—	313	—
East Lake Powell	RS	Bay	181	360	—	—	360	30,000
Howards Creek	RR	Gulf	8	33	—	—	33	—
Laguna Beach West	PR	Bay	36	260	—	—	260	—
Long Avenue	PR	Gulf	10	30	—	—	30	—
Palmetto Bayou	PR	Bay	58	217	—	—	217	90,000
ParkSide	PR	Bay	48	480	—	—	480	—
Pier Park Timeshare	RS	Bay	13	125	—	—	125	—
PineWood	PR	Bay	104	264	—	—	264	—
Port St. Joe Draper, Phase 1	PR	Gulf	610	1,200	—	—	1,200	—
Port St. Joe Draper, Phase 2	PR	Gulf	981	2,125	—	—	2,125	150,000
Port St. Joe Town Center	RS	Gulf	180	624	—	—	624	500,000
Powell Adams	RS	Bay	56	2,520	—	—	2,520	—
Sabal Island	RS	Gulf	45	18	—	—	18	—
South Walton Multifamily	PR	Walton	40	212	—	—	212	—
Star Avenue North	PR	Bay	295	600	—	—	600	350,000
The Cove	RR	Gulf	64	107	—	—	107	—
Timber Island(7)	RS	Franklin	49	407	—	—	407	14,500
Wavecrest	RS	Bay	7	95	—	—	95	—
West Bay Corners SE	PR	Bay	100	524	—	—	524	50,000
West Bay Corners SW	PR	Bay	64	160	—	—	160	—
West Bay Landing(8)	RS	Bay	950	214	—	—	214	—

Subtotal			6,630	14,814			14,814	1,254,500

Total			37,227	36,257	4,652	3	31,602	11,575,225

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge.

(2)	Current St. Joe land classifications for its residential developments or the residential portion of its mixed-use projects:

•	PR — Primary residential

•	RS — Resort and seasonal residential

•	RR — Rural residential

(3)	Project units represent the maximum number of units entitled or currently expected at full build-out. The actual number of units or square feet to be constructed at full build-out may be lower than the number entitled or currently expected.

(4)	Represents the remaining square feet with land-use entitlements as designated in a development order or expected given the existing property land use or zoning and present plans. The actual number of square feet to be constructed at full build-out may be lower than the number entitled. Commercial entitlements include retail, office and industrial uses. Industrial uses total 6,128,381 square feet including SouthWood, RiverTown and the West Bay DSAP I.

(5)	A project is “in development” when St. Joe has commenced horizontal construction on the project and commenced sales and/or marketing or will commence sales and/or marketing in the foreseeable future. A project in “pre-development” has land-use entitlements but is still under internal evaluation or requires one or more additional permits prior to the commencement of construction. For certain projects in pre-development, some horizontal construction may have occurred, but no sales or marketing activities are expected in the foreseeable future.

(6)	Homesites acquired by St. Joe within the Wild Heron community.

(7)	Timber Island entitlements include seven residential units and 400 units for hotel or other transient uses (including units held with fractional ownership such as private residence clubs).

(8)	West Bay Landing is a sub-project within West Bay DSAP I.

Summary of Additional Commercial Land-Use Entitlements (1)
(Commercial Projects Not Included in the Tables Above)
December 31, 2010

			Acres Sold
		Project	Since	Acres Under Contract	Total Acres
Project	County	Acres	Inception	As of 12/31/10	Remaining

Airport Commerce	Leon	45	10	—	35
Alf Coleman Retail	Bay	25	23	—	2
Beach Commerce	Bay	157	151	—	6
Beach Commerce II	Bay	112	13	—	99
Beckrich Office Park	Bay	17	15	—	2
Beckrich Retail	Bay	44	41	—	3
Cedar Grove Commerce	Bay	51	5	—	46
Franklin Industrial	Franklin	7	—	—	7
Glades Retail	Bay	14	—	—	14
Gulf Boulevard	Bay	78	27	—	51
Hammock Creek Commerce	Gadsden	165	27	—	138
Mill Creek Commerce	Bay	37	—	—	37
Nautilus Court	Bay	11	11	—	—
Pier Park NE	Bay	57	—	—	57
Port St. Joe Commerce II	Gulf	39	9	—	30
Port St. Joe Commerce III	Gulf	50	—	—	50
Powell Hills Retail	Bay	44	—	—	44
South Walton Commerce	Walton	38	17	—	21

Total		991	349	—	642

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge. Includes significant St. Joe projects that are either operating, under development or in the pre-development stage.

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

We are continuing to devote resources to the conceptual design, planning, permitting and construction of certain key projects currently under development, and we will maintain this process for certain select communities going forward. The success of this strategy is dependent on our intent and ability to hold and sell these key projects in most cases, over a long-term horizon. We also plan to either partner with third parties for the development of new communities or sell entitled land to third-party developers or investors.

Currently, customers for our developed homesites include both individual purchasers and national, regional and local homebuilders. Going forward, we may also sell undeveloped land with significant residential entitlements directly to third-party developers or investors.

The following are descriptions of some of our current residential development projects in Florida:

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community includes approximately 1,140 residential units, as well as the WaterColor Inn and Resort, the recipient of many notable awards. The WaterColor Inn and Resort is operated on our behalf by Noble House Hotels & Resorts, a boutique hotel ownership and management company with 13 properties throughout the United States. Other WaterColor amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

WaterSound West Beach is located approximately four miles east of WaterColor on the beach-side of County Road 30A. This community is situated on 62 acres and includes 199 units with amenities that include private beach access through the adjacent Deer Lake State Park and a community pool and clubhouse facility.

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

Breakfast Point is a new primary home community situated on approximately 132 acres located in Panama City Beach in Bay County. It is located approximately sixteen miles south of the new Northwest Florida Beaches International Airport. We plan to initially develop 348 homesites and sell them to local and national home builders.

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

SummerCamp Beach is located on the Gulf of Mexico in Franklin County approximately 46 miles south of Tallahassee. The community is situated on approximately 762 acres and includes the SummerCamp Beach Club, a beachfront facility with a pool, restaurant, boardwalks and canoe and kayak rentals. Plans for SummerCamp Beach include approximately 499 units.

SouthWood is located on approximately 3,370 acres in southeast Tallahassee. Planned to include approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for open space, including a 123-acre central park.

RiverTown, situated on approximately 4,170 acres located in St. Johns County south of Jacksonville, is currently planned for 4,500 housing units and 500,000 square feet of commercial space. Phase I of RiverTown was re-launched in 2010, focusing on the first 800 units, and will feature an amenity center with pool, tennis courts and playing fields. The centerpiece of the community will be Riverfront Park, a 58-acre nature park along the St. Johns River.

Commercial Real Estate

Our commercial real estate segment plans, develops and sells or leases real estate for commercial purposes. We focus on commercial development in Northwest Florida because of our large land holdings surrounding the new Northwest Florida Beaches International Airport, along roadways and near or within business districts in the region. We provide development opportunities for national and regional retailers and our strategic partners in Northwest Florida. As part of our strategy to generate recurring revenues, we provide build-to-suit and ground leases to commercial users. We also offer land for commercial and light industrial uses within large and small-scale commerce parks as well as a wide range of multi-family rental projects. We also develop commercial parcels within or near existing residential development projects.

In 2010, we launched VentureCrossings Enterprise Centre, a 1,000 acre commercial development adjacent to the Northwest Florida Beaches International Airport. CB Richard Ellis Group, Inc., the world’s largest commercial real estate services firm is soliciting global office, retail and industrial users for this prime development location.

Similar to our residential projects, we seek to minimize our capital expenditures for commercial development by either partnering with third parties for the development of certain new commercial projects or selling entitled land to third-party developers or investors.

Rural Land Sales

Our rural land sales segment markets and sells rural land from our holdings primarily in Northwest Florida. Although the majority of the land sold in this segment is undeveloped timberland, some parcels include the benefits of limited development activity including improved roads, ponds and fencing. Our rural land sales segment also sells credits to developers from our wetlands mitigation banks.

We sell parcels of varying sizes ranging from less than one acre to thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors. We made a strategic decision in 2009 to sell fewer large tracts of rural land in order to preserve our timberland resources. We used this strategy during 2010 and expect to continue this strategy in 2011.

The vast majority of the holdings marketed by our rural land sales segment will continue to be managed as timberland until sold. The revenues and income from our timberland operations are reflected in the results of our forestry segment.

Forestry

Our forestry segment focuses on the harvesting of our timber and management of our extensive timber holdings. Revenues are generated primarily through the sale of sawtimber and pulpwood, and land management services for conservation properties. Our principal forestry products are pine pulpwood and sawtimber logs.

On December 31, 2010, the estimate of our standing inventory was approximately 16.8 million tons of pine and 5.4 million tons of hardwood. Our forestry staff plans and oversees our silvicultural activities, thinning and final harvest operations, and the reforestation of our timberlands. Silviculture, harvesting, road maintenance and reforestation activities are conducted by local independent contractors under agreements that are generally renewed annually.

In November 2010, we entered into a new supply agreement with Smurfit-Stone Container Corporation that requires us to deliver and sell a total of 3.9 million tons of pulpwood through 2017. In addition, we sell stumpage and delivered logs to other regional mills that produce products other than pulp, including lumber, wood pellet, and oriented strand board manufacturers. During the first four months of 2010, we also sold energy feedstock to customers under the Biomass Crop Assistance Program sponsored by the federal government.

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

Employees

As of February 1, 2011, we had 118 employees.  Our employees work in the following segments:

Residential real estate	35
Commercial real estate	7
Rural land sales	7
Forestry	19
Corporate and other	50

Total	118

Available Information

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: http://www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, you may read and copy any materials we file with SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at

http://www.joe.com. We will also provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website at http://sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

The following are what we believe to be the principal risks that could cause a material adverse effect on our business, financial condition, results of operations, cash flows, strategies and prospects.

A continued downturn in the demand for real estate, combined with the increase in the supply of real estate available for sale and declining prices, will continue to adversely impact our business.

The United States housing market continues to experience a significant downturn. Florida, one of the hardest hit states, has experienced a substantial, continuing decline in demand in most of its residential real estate markets. The collapse of the housing market contributed to the recent recession in the national economy, which exerted further downward pressure on real estate demand. Significantly tighter lending standards for borrowers are also having a significant negative effect on demand. A record number of homes in foreclosure and forced sales by homeowners under distressed economic conditions are significantly contributing to the high levels of inventories of homes and homesites available for sale. The collapse of real estate demand and high levels of inventories have caused land and other real estate prices to significantly decline.

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

We do not know how long the downturn in the real estate market will last, whether it will worsen or when real estate markets will return to more normal conditions. Unemployment, lack of consumer confidence and other adverse consequences of the recent economic recession could significantly delay a recovery in real estate markets. Our business will continue to suffer until market conditions improve. If market conditions were to worsen, the demand for our real estate products could further decline, negatively impacting our earnings, cash flow, liquidity and financial condition.

A further downturn in national or regional economic conditions, especially in Florida, could adversely impact our business.

The recent collapse of the housing market and crisis in the credit markets resulted in a recession in the national economy, after which high unemployment, decreased levels of gross domestic product and significantly reduced consumer spending have persisted. During such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved. Furthermore, a significant percentage of our planned residential units are resort and seasonal products, purchases of which are even more sensitive to adverse economic conditions. Businesses and developers are also less willing to invest in commercial projects during a recession. Our real estate sales, revenues, financial condition and results of operations have suffered as a result.

Florida, as one of the states hardest hit by the recent recession and lingering economic downturn, could take longer to recover than the rest of the nation. Our business is especially sensitive to economic conditions in Florida, where all of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal products in our Northwest Florida communities.

We expect the prolonged effects of the recent recession to continue to have a material adverse effect on our business, results of operations and financial condition.

Our business is concentrated in Northwest Florida. As a result, our long-term financial results are largely dependent on the economic growth of Northwest Florida.

The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. Two important factors in the economic growth of the region are the completion of significant infrastructure improvements and the creation of new jobs.

The economic growth of Northwest Florida depends upon state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new roads, medical facilities and schools. The future economic growth of Northwest Florida and our financial results may be adversely affected if its infrastructure is not improved. There can be no assurance that new improvements will occur or that existing projects will be completed.

Attracting significant new employers that can create new, high-quality jobs is also a key factor in the economic growth of Northwest Florida. Northwest Florida has traditionally lagged behind the rest of Florida in economic growth, and as a result its residents have a lower per capita income than residents in other parts of the state. In order to improve the economy of the region, state and local governments, along with the private sector, must seek to attract large employers capable of paying high salaries to large numbers of new employees. State governments, particularly in the Southeast, and local governments within Florida compete intensely for new jobs. There can be no assurance that efforts to attract significant new employers to locate facilities in Northwest Florida will be successful or that new employers will want to locate their businesses in Northwest Florida. The future economic growth of Northwest Florida and our financial results may be adversely affected if substantial job growth is not achieved.

If we are not able to generate sufficient cash to maintain and enhance our operations and to develop our real estate holdings, our financial condition and results of operations could be negatively impacted.

We operate in a capital intensive industry and require significant cash to maintain our competitive position. Although we have significantly reduced capital expenditures and operating expenses during the current real estate downturn, we will need significant cash in the future to maintain and enhance our operations and to develop our real estate holdings. We obtain funds for our operating expenses and capital expenditures through cash flow from operations, property sales and financings. Due to the operating losses and low levels of cash currently generated by our operations, we are continuing to explore alternative methods and strategies for generating additional cash, such as ways to maximize the use of our timber and exploring other strategic alternatives. We cannot guarantee, however, that any of these alternative cash sources or strategies will be viable, significant or successful. Failure to obtain sufficient cash when needed may limit our development activities, cause us to further reduce our operations or cause us to sell desirable assets on unfavorable terms, any of which could have a material adverse affect on our financial condition and results of operations.

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

The Deepwater Horizon oil spill has had, and future oil spill incidents in the Gulf of Mexico could have, an adverse impact on our properties, results of operations and stock price. Furthermore, if drilling for oil or natural gas is permitted off the coast of Northwest Florida, our business may be adversely affected.

In April 2010, the Deepwater Horizon drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana causing a massive oil spill. Millions of barrels of oil were released into the Gulf over a period of months causing widespread environmental damage. The ruptured oil well was permanently contained in September 2010. Much uncertainty remains, however, about the extent of the environmental damage from the oil and other pollutants that have been discharged into the Gulf and the duration of the negative effects from the spill, including negative consumer perception regarding the Gulf region including Northwest Florida. Although the full economic and environmental effects of the oil spill are uncertain at this time, we believe that it has had a negative impact on our properties, results of operations and stock price. Future oil spill incidents, or the prospect of future oil spill incidents, could also negatively affect our properties, results of operations and stock price.

To date, federal and state laws have prevented the construction of unsightly drilling platforms off the coast of Florida and have preserved the natural beauty of the state’s coastline and beaches. This natural coastal beauty is an important positive factor in Florida’s tourist-based economy and contributes significantly to the value of our properties in Northwest Florida.

If drilling platforms are permitted to be built off the coast of Northwest Florida, potential purchasers may find our coastal properties to be less attractive, or may perceive greater risks from possible future oil spills, which may have an adverse effect on our business.

We have significant operations and properties in Florida that could be materially and adversely affected in the event of a hurricane, natural disaster or other significant disruption. The prospect of hurricanes could also negatively impact demand for our real estate products.

Our corporate headquarters and our properties are located in Florida, where major hurricanes have occurred. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties and corporate headquarters facility in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales in affected communities or could lessen demand for products in those communities. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.

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

In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our ability to develop and sell properties or realize income from a number of our projects. Furthermore, an increase in sea levels due to long-term global warming could have a material adverse affect on our coastal properties. The occurrence of natural disasters and the threat of adverse climate changes could also have a long-term negative effect on the attractiveness of Florida as a location for resort, seasonal and/or primary residences and as a location for new employers that can create high-quality jobs needed to spur growth in Northwest Florida.

Additionally, we are susceptible to manmade disasters or disruptions, such as oil spills, acts of terrorism, power outages and communications failures. If a hurricane, natural disaster or other significant disruption occurs, we may experience disruptions to our operations and properties, which could have a material adverse effect on our business and our results of operations.

If the new Northwest Florida Beaches International Airport is not successful, we may not realize the economic benefits that we are anticipating from the new airport.

We believe that the recent relocation of the Panama City-Bay County International Airport is critically important to the overall economic development of Northwest Florida. We anticipate that the airport will provide a catalyst for value creation in the property we own surrounding the airport, as well as our other properties throughout Northwest Florida.

Southwest Airlines provides air service to the new airport. If Southwest Airlines’ service fails to grow, or if Southwest Airlines chooses to terminate its service at the new airport or chooses to commence service at another airport in the region, the new airport may not be successful, and we may not realize the economic benefits that we are anticipating from the new airport.

In addition, if Southwest Airlines’ service to the new airport is unsuccessful, we would be required pursuant to our agreement with Southwest Airlines to reimburse Southwest Airlines if it incurs losses during the first three years of service. Although we have the right to terminate our agreement with Southwest Airlines if payments exceed certain amounts, the required payments under the agreement could have an adverse affect on our financial results.

The airport must successfully compete with the other airports in the region. For example, airports in Pensacola, Destin and Tallahassee, Florida, and Dothan, Alabama aggressively compete for passengers in Northwest Florida. There can be no assurance that the region can support all of the existing airports. If the airport fails to successfully compete with the other airports in the region, we may not realize the economic benefits that we are anticipating from the new airport.

Limitations on the access to the airport runway at the new Northwest Florida Beaches International Airport may have an adverse effect on the demand for our West Bay Sector lands adjacent to the new airport and our results of operations.

Our land donation agreement with the airport authority and the deed for the airport land provide access rights to the airport runway from our adjacent lands. We subsequently entered into an access agreement with the airport authority that outlines the process for implementing access to the airport runway. Under the terms of the access agreement, we are subject to the requirements of the airport authority, including but not limited to the laws administered by the Federal Aviation Administration (the “FAA”), the Florida Department of Environmental Protection, the U.S. Army Corps of Engineers, Bay County and Panama City. Should security measures at airports become more restrictive in the future due to circumstances beyond our control, FAA regulations governing these access rights may impose additional limitations that could significantly impair or restrict access rights.

In addition, we are required to obtain environmental permits from the U.S. Army Corps of Engineers and Florida’s Department of Environmental Protection in order to develop the land necessary for access from our planned areas of commercial development to the airport runway. Such permits are often subject to a lengthy approval process, and there can be no assurance that such permits will be issued, or that they will be issued in a timely manner.

We believe that runway access is a valuable attribute of some of our West Bay Sector lands adjacent to the new airport, and the failure to maintain such access, or the imposition of significant restrictions on such access, could adversely affect the demand for such lands and our results of operations.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Florida has experienced strong population growth since World War II, including during the real estate boom in the first half of the last decade. In recent years, however, the rate of net migration into Florida has drastically declined. The significant decline in the rate of in-migration could reflect a number of factors affecting Florida, including difficult economic conditions, rising foreclosures, restrictive credit, the occurrence of hurricanes and increased costs of living. Also, because of the housing collapse across the nation, people interested in moving to Florida may have delayed or cancelled their plans due to difficulties selling their existing homes.

The success of our primary communities will be dependent on strong in-migration population expansion in our regions of development, primarily Northwest Florida. We also believe that Baby Boomers seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of hurricanes or oil spills and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region of the state. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations and financial condition would suffer.

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

We have increased our focus on executing our development and value creation strategies through joint ventures and strategic relationships. We are actively seeking strategic partners for alliances or joint venture relationships as part of our overall strategy for particular developments. These joint venture partners may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in Northwest Florida, our primary area of focus, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

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

If the fair values of our homes and homesites substantially completed and ready for sale which management intends to sell in the near term, or the undiscounted cash flows of certain other real estate assets were to drop below the book value of those properties, we would be required to write down the book value of those properties, which would have an adverse affect on our balance sheet and our earnings.

Unlike most other real estate developers, we have owned the majority of our land for many years, having acquired most of our land in the 1930’s and 1940’s. Consequently, we have a very low initial cost basis in the majority of our lands. In certain instances, however, we have acquired properties at market values for project development. Also, many of our projects have expensive amenities, such as pools, golf courses and clubs, or feature elaborate commercial areas requiring significant capital expenditures. Many of these costs are capitalized as part of the book value of the project land. Adverse market conditions, in certain circumstances, may require the book value of real estate assets to be decreased, often referred to as a “write-down” or “impairment.” A write-down of an asset would decrease the book value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

If market conditions were to continue to deteriorate, and the fair values of our homes and homesites substantially completed and ready for sale that management intends to sell, or the undiscounted cash flows of other properties, were to fall below the book value of these assets, we could be required to take additional write downs of the book value of those assets.

A securities class action lawsuit is pending against us involving our past public disclosures, and the outcome of this lawsuit and any related derivative lawsuits that may be filed in the future could have an adverse effect on our business and stock price.

Two securities class action lawsuits have been filed against us and certain of our officers and directors, relating to our past disclosures and alleging, among other things, violations of the securities laws. These two lawsuits have been consolidated into one case. There may also be additional derivative lawsuits filed by shareholders relating to the same matters described in the securities class action suit. We cannot predict the outcome of the pending lawsuit or any future lawsuits. Substantial damages or other monetary remedies assessed against us could have an adverse effect on our business and stock price.

An adverse outcome of the informal inquiry being conducted by the SEC, or an initiation by the SEC of a formal inquiry or investigation, could have an adverse effect on our business and stock price.

In January 2011, the SEC commenced an informal inquiry into our accounting practices for impairment of investment in real estate assets. We intend to fully cooperate with the SEC in connection with the informal inquiry. We are unable to predict the outcome of the informal inquiry or whether a formal inquiry or investigation will be initiated. An adverse outcome of the informal inquiry or an initiation of a formal inquiry or investigation by the SEC could have an adverse effect on our business and stock price.

We are exposed to risks associated with real estate development that could adversely impact our results of operations, cash flows and financial condition.

Our real estate development activities entail risks that could adversely impact our results of operations, cash flows and financial condition, including:

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

We also face competition in our forestry business which could have a negative impact on the prices paid for our timber products.

The cyclical nature of our real estate operations could adversely affect our results of operations.

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

Our business is subject to extensive regulation that may restrict, make more costly or otherwise adversely impact our ability to conduct our operations.

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

The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map which sets forth allowable land use development rights. Since most of our land has an “agricultural” or similar land use, we are required to seek an amendment to the future land use map to develop residential, commercial and mixed-use projects. Approval of these comprehensive plan map amendments is highly discretionary.

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

Environmental laws and regulations frequently change, and such changes could have an adverse effect on our business. For example, the Environmental Protection Agency (“EPA”) released in January 2010 proposed new freshwater quality criteria for Florida. There is a significant amount of uncertainty about how the proposed freshwater criteria would be implemented, including how they would relate to current state regulations. In addition, the EPA proposes to release new coastal water quality criteria for Florida in 2011. If adopted, and depending on the implementation details, the EPA’s proposed water quality criteria could lead to new restrictions and increased costs for our real estate development activities.

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

Homeowner property insurance companies doing business in Florida have reacted to recent hurricanes by significantly increasing premiums, requiring higher deductibles, reducing limits, restricting coverage imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. It is uncertain what effect these actions will have on property insurance availability and rates in the state. This trend of decreasing availability of insurance and rising insurance rates could continue if there are severe hurricanes in the future.

Furthermore, since the 2005 hurricane season, Florida’s state-owned property insurance company, Citizens Property Insurance Corp., has significantly increased the number of its outstanding policies, causing its potential claims exposure to exceed $2 trillion. If there were to be a catastrophic hurricane or series of hurricanes to hit Florida, the exposure of the state government to property insurance claims could place extreme stress on state finances and may ultimately cause taxes in Florida to be significantly increased. The state may decide to limit the availability of state-sponsored property insurance in the future.

The high and increasing costs of property insurance premiums in Florida, as well as the decrease in private property insurers, could deter potential customers from purchasing a home or homesite in one of our developments or make Northwest Florida less attractive to new employers that can create high quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our financial condition and results of operations.

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

The market price of our common stock has been volatile and may decline or fluctuate significantly in response to many factors, many of which are outside our control, including but not limited to:

•	actions by institutional shareholders or hedge funds;

•	speculation in the press or investment community;

•	the extent of short selling, hedging and other derivative transactions involving shares of our common stock;

•	publication of research reports and opinions about us or the real estate industry in general;

•	rumors or dissemination of false or misleading information about us by other parties;

•	adverse market reaction to our strategic initiatives and their implementation;

•	additions or departures of key management personnel;

•	changes in our management structure and board composition;

•	informal or formal inquiries or investigations by the SEC; and

•	general economic and market conditions.

These factors may cause the market price of our common stock to decline regardless of our financial condition, results of operation, business or prospects and could result in substantial losses for our shareholders.

If Fairholme Funds, Inc. controls us within the meaning of the Investment Company Act of 1940, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.

Fairholme Funds, Inc. (“Fairholme”) is an investment company registered under the Investment Company Act of 1940 (the “Investment Company Act”) that currently beneficially owns approximately 24.98% of our outstanding common stock. Fairholme Capital Management, L.L.C., which controls Fairholme, is the investment advisor of accounts that in the aggregate own an additional 5% of our common stock. Bruce R. Berkowitz and Charles M. Fernandez, the Managing Member and President, respectively, of Fairholme Capital Management, L.L.C., and the President and Vice President, respectively, of Fairholme, will become members of our Board of Directors upon filing of this Form 10-K. Under the Investment Company Act, “control” means the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. The SEC, however, has considered factors other than ownership of voting securities in determining control, including an official position with the company when such was obtained as a result of the influence over the company. Accordingly, even if Fairholme’s beneficial ownership in us remains below 25%, Fairholme may nevertheless be deemed to control us. The Investment Company Act generally prohibits a company controlled by an investment company from engaging in certain transactions with any affiliate of the investment company or affiliates of the affiliate, subject to limited exceptions. An affiliate of an investment company is defined in the Investment Company Act as, among other things, any company 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by the investment company, a company directly or indirectly controlling, controlled by, or under common control with, the investment company or a company directly or indirectly owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of the investment company.

We believe that Fairholme is currently affiliated with a number of entities, including RSC Holdings, Inc., WellCare Health Plans, Inc., Winthrop Realty Trust, Regions Financial Corp., CIT Group, Sears Holdings Corp. and MBIA, Inc. Due to this affiliation, should Fairholme be deemed to control us, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless one of the limited exceptions applies. This could adversely affect our ability to enter into transactions freely and compete in the marketplace.

In addition, significant penalties apply for companies found to be in violation of the Investment Company Act.

If the Smurfit-Stone mill in Panama City were to permanently cease operations, the price we receive for our pine pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

In November 2010, we entered into a new supply agreement with Smurfit-Stone Container Corporation that requires us to deliver and sell a total of 3.9 million tons of pulpwood through 2017. Smurfit-Stone’s Panama City mill is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. In July 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, it announced its acquisition by another company. Under the terms of the supply agreement, Smurfit-Stone and its successor will be liable for monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the Smurfit-Stone mill in Panama City were to permanently cease operations, the price for our pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

Changes in our income tax estimates could affect our profitability.

In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period; we include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operations.

Increases in real estate property taxes could reduce customer demand for homes and homesites in our developments.

Florida experienced significant increases in property values during the record-setting real estate activity in the first half of the previous decade. As a result, many local governments have been, and may continue aggressively re-assessing the value of homes and real estate for property tax purposes. These larger assessments increase the total real estate property taxes due from property owners annually. Because of decreased revenues from other sources because of the recession, many local governments have also increased their property tax rates.

The current high costs of real estate property taxes in Florida, and future increases in property taxes, could deter potential customers from purchasing a lot or home in one of our developments, or make Northwest Florida less attractive to new employers that can create high-quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our financial condition and results of operations.

If Wells Fargo & Company’s Wachovia Bank subsidiary (or any successor bank) were to fail and be liquidated, we could be required to accelerate the payment of the deferred taxes on our installment sale transactions. Our business, cash flows and financial condition may be adversely affected if this significant tax event were to occur.

During 2007 and 2008, we sold approximately 132,055 acres of timberland in installment sale transactions for approximately $183.3 million, which was paid in the form of 15-year installment notes receivable. These installment notes are fully backed by letters of credit issued by Wachovia Bank, N.A. (subsequently acquired by Wells Fargo & Company) which are secured by bank deposits in the amount of the purchase price. The approximate aggregate taxable gain from these transactions was $160.5 million, but the installment sale structure allows us to defer paying taxes on these gains for 15 years. Meanwhile, we generated cash from these sales (sometimes referred to as “monetizing” the notes) by contributing the installment notes and bank letters of credit to special purpose entities organized by us, and these special purpose entities in turn issued to various institutional investors notes payable backed by the installment notes and bank letters of credit, and in some cases by a second letter of credit issued for the account of the special purpose entity. The special purpose entities have approximately $163.5 million of these notes payable outstanding. These notes are payable solely out of the assets of the special purpose entities (which consist of the installment notes and the letters of credit). The investors in the special purpose entities have no recourse against us for payment of the notes. The special purpose entities’ financial position and results of operations are not consolidated in our financial statements.

Banks and other financial institutions experienced a high level of instability in the recent economic crisis, resulting in numerous bank and financial institution failures, hastily structured mergers and acquisitions, and an unprecedented direct infusion of billions of dollars of capital by the federal government into banks and financial institutions. In late 2008, Wells Fargo acquired Wachovia Corporation and its subsidiary, Wachovia Bank, N.A., the holder of the deposits and the issuer of the letter of credit obligations in our installment sale transactions. Wells Fargo, as one of the largest banks in the United States, would presumably receive the support of the federal government if needed to prevent a failure of its banking subsidiaries. There can be no assurance, however, that Wells Fargo’s Wachovia Bank subsidiary (or any successor bank) will not fail or that it would receive government assistance sufficient to prevent a bank failure.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal executive offices located in WaterSound, Florida.

We own approximately 574,000 acres, the majority of which are located in Northwest Florida. Our land holdings include approximately 403,000 acres within 15 miles of the coast of the Gulf of Mexico. Most of our raw land assets are managed as timberlands until designated for development. Also, our lender has the right to record mortgages on approximately 530,000 acres of our land if there is an event of default under our revolving credit facility.

For more information on our real estate assets, see Item 1. Business above.

Item 3.	Legal Proceedings

Oil Spill Lawsuits

We have filed three lawsuits against the parties we believe are responsible for the Deepwater Horizon oil spill in the Gulf of Mexico. The oil spill has had a negative impact on our properties, results of operations and stock price. The three lawsuits are described as follows:

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

All three of these cases were removed by the defendants to the U.S. District Court for the District of Delaware, and we filed motions to remand each case back to Delaware state court. The Halliburton and M-I SWACO cases have since been transferred to the Deepwater Horizon Multi-District Litigation in the U.S. District Court for the Eastern District of Louisiana. A hearing on the motion for removal in the Transocean case was held in the U.S. District Court for the District of Delaware on February 10, 2011, and a decision on the motion is pending.

Shareholder Lawsuits

On November 3, 2010 and December 7, 2010, two securities class action complaints were filed against us and certain of our officers and directors in the Northern District of Florida. These cases have been consolidated in the U.S. District Court for the Northern District of Florida and are captioned as Meyer v. The St. Joe Company et al. (No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011.

The complaint was filed on behalf of persons who purchased our securities between February 19, 2008 and October 12, 2010 and alleges that we and certain of our officers and directors, among others, violated the Securities Act of 1933 and Securities Exchange Act of 1934 by making false and/or misleading statements and/or by failing to disclose that, as the Florida real estate market was in decline, we were failing to take adequate and required impairments and accounting write-downs on many of our Florida-based properties and as a result, our financial statements materially overvalued our property developments. The plaintiffs also allege that our financial statements were not prepared in accordance with Generally Accepted Accounting Principles, and that we lacked adequate internal and financial controls, and as a result of the foregoing, our financial statements were materially false and misleading. The complaint seeks an unspecified amount in damages.

We believe that we have meritorious defenses to the plaintiffs’ claims and intend to defend the action vigorously.

Additionally, we have received four demand letters asking the Board of Directors to initiate derivative litigation. To our knowledge, no derivative lawsuits have yet been filed.

SEC Inquiry

The SEC has notified us that it is conducting an informal inquiry into our policies and practices concerning impairment of investment in real estate assets. We intend to cooperate fully with the SEC in connection with the informal inquiry. The notification from the SEC does not indicate any allegations of wrongdoing, and an inquiry is not an indication of any violations of federal securities laws.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 25, 2011, we had approximately 1,412 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”

The range of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common
	Stock Price
	High	Low

2010
Fourth Quarter	$25.39	$17.04
Third Quarter	27.71	22.80
Second Quarter	37.44	21.25
First Quarter	34.15	25.98
2009
Fourth Quarter	$30.98	$23.29
Third Quarter	34.28	22.14
Second Quarter	27.45	16.09
First Quarter	27.02	14.53

On February 18, 2011, the closing price of our common stock on the NYSE was $28.10. We paid no dividends during 2010 or 2009, and we currently have no intention to pay any dividends in the foreseeable future. In addition, our $125 million revolving credit facility requires that we not pay dividends or repurchase stock in amounts in excess of any cumulative net income that we have earned since January 1, 2007.

The following table describes our purchases of our common stock during the fourth quarter of 2010.

			(c)	(d)
			Total Number of	Maximum Dollar
	(a)	(b)	Shares Purchased as	Amount that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	per Share	Programs(2)	Programs
				(In thousands)

Month Ended October 31, 2010	10,631	$24.64	—	$103,793
Month Ended November 30, 2010	—	—	—	$103,793
Month Ended December 31, 2010	133	$21.85	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

(2)	For additional information regarding our Stock Repurchase Program, see Note 2 to the consolidated financial statements under the heading, “Earnings (loss) Per Share.”

The following performance graph compares our cumulative shareholder returns for the period December 31, 2005, through December 31, 2010, assuming $100 was invested on December 31, 2005, in our common stock, in the S&P 500 Index and in a custom peer group of real estate related companies, including the following:

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

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
The St. Joe Company	$100	$80.68	$54.08	$37.04	$44.00	$33.28
S&P 500 Index	$100	$115.79	$112.15	$76.95	$97.32	$119.98
Custom Real Estate Peer Group*	$100	$126.59	$109.31	$70.25	$96.46	$116.06

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Item 6.	Selected Consolidated Financial Data

The following table sets forth Selected Consolidated Financial Data for the Company on a historical basis for the five years ended December 31, 2010. This information should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and revised for discontinued operations where applicable.

	Year Ended December 31,
	2010	2009	2008		2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Total revenues(1)	$99,540	$138,257		$258,158	$371,551	$519,184
Total expenses	151,094	347,612		283,711	348,975	455,143

Operating (loss) profit	(51,554)	(209,355)		(25,553)	22,576	64,041
Other (expense) income	(3,892)	4,215		(36,643)	(4,709)	(9,640)

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	(55,446)	(205,140)		(62,196)	17,867	54,401
Equity in (loss) income of unconsolidated affiliates	(4,308)	(122)		(330)	(5,331)	8,905
Income tax (benefit) expense	(23,849)	(81,227)		(26,921)	659	22,010

(Loss) income from continuing operations	(35,905)	(124,035)		(35,605)	11,878	41,296
(Loss) income from discontinued operations(2)	—	(6,888)		(1,568)	(1,654)	5,313
Gain on sale of discontinued operations(2)	—	75		—	29,128	10,368

(Loss) income from discontinued operations(2)	—	(6,813)		(1,568)	27,474	15,681
Net (loss) income	(35,905)	(130,848)		(37,173)	39,352	56,977
Less: Net (loss) income attributable to noncontrolling interest	(41)	(821)		(807)	1,092	6,137

Net (loss) income attributable to the Company	$(35,864)	$(130,027)		$(36,366)	$38,260	$50,840

Per Share Data:
Basic
(Loss) income from continuing operations attributable to the Company	$(0.39)	$(1.35)		$(0.38)	$0.15	$0.48
(Loss) income from discontinued operations attributable to the Company(2)	—	(0.07)		(0.02)	0.37	0.21

Net (loss) income attributable to the Company	(0.39)	(1.42)		(0.40)	$0.52	$0.69

Diluted
(Loss) income from continuing operations attributable to the Company	$(0.39)	$(1.35)		$(0.38)	$0.15	$0.47
(Loss) income from discontinued operations attributable to the Company(2)	—	(0.07)		(0.02)	0.36	0.21

Net (loss) income attributable to the Company	(0.39)	(1.42)		$(0.40)	$0.51	$0.68

Dividends declared and paid	$—	$—	$		$0.48	$0.64

	December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Investment in real estate	$755,392	$767,006	$909,658	$944,529	$1,213,562
Cash and cash equivalents	183,827	163,807	115,472	24,265	36,935
Property, plant and equipment, net	13,014	15,269	19,786	23,693	44,593
Total assets	1,051,695	1,116,944	1,237,353	1,263,965	1,560,396
Debt	54,651	57,014	68,635	541,181	627,056
Total equity	872,437	896,320	992,431	487,340	471,729

(1)	Total revenues include real estate revenues from property sales, timber sales, resort and club revenue and other revenues, primarily other rental revenues and brokerage fees.

(2)	Discontinued operations include the Victoria Hills Golf Club and St. Johns Golf and Country Club golf course operations in 2009, Sunshine State Cypress, Inc. in 2008, fourteen commercial office buildings and Saussy Burbank in 2007, and four commercial office buildings in 2006. (See Note 4 of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We make forward-looking statements in this Report, particularly in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings and cash flows;

•	future residential and commercial demand, opportunities and entitlements;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including commercial developers and homebuilders;

•	future amounts of capital expenditures;

•	the amount and timing of future tax refunds;

•	timeframes for future construction and development activity; and

•	the projected operating results and economic impact of the new Northwest Florida Beaches International Airport.

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

Overview

We own a large inventory of land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low initial cost basis before considering development costs. In order to increase the value of these core real estate assets, we seek to reposition portions of our substantial timberland holdings for higher and better uses. We seek to create value in our land by securing entitlements for higher and better land-uses, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways, performing land restoration and enhancement and promoting economic development.

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

Our commercial real estate segment generates revenues from the sale or lease of developed and undeveloped land for retail, multi-family, office, hotel and industrial uses and rental income. Our rural land sales segment generates revenues from the sale of parcels of undeveloped land and rural land with limited development, easements and mitigation bank credits. Our forestry segment generates revenues from the sale of pulpwood, sawtimber and forest products and conservation land management services.

Our business, financial condition and results of operations continued to be adversely effected during 2010 by the real estate downturn and economic recession in the United States. This challenging environment has exerted negative pressure on the demand for all of our real estate products and contributed to our net loss.

The large oil spill in the Gulf of Mexico from the Deepwater Horizon incident has had a negative impact on our properties, results of operations and stock price and has created uncertainty about the future of the Gulf Coast region. The Company filed three lawsuits in 2010 seeking the recovery of damages against parties we believe are responsible for the oil spill. The Company cannot be certain, however, of the amount of any recovery or the ultimate success of its claims.

In 2010, we successfully continued our efforts to reduce cash expenditures, eliminate expenses and increase our financial flexibility. Our liquidity position improved due to the utilization of our tax-loss carryback strategy, which resulted in the receipt of a federal tax refund of $67.7 million in 2010. At December 31, 2010, we had $183.3 million of cash and an undrawn $125 million revolving credit facility.

The grand opening of the new Northwest Florida Beaches International Airport was held on May 23, 2010. In six months of operation, passenger traffic at the new airport exceeded that experienced at the old airport in all of 2009. With the addition of Southwest Airlines and expanded service from Delta Air Lines, passenger traffic at the new airport has been consistently running at more than twice the level experienced at the old airport. This is particularly noteworthy considering the negative effects of the oil spill which occurred just before the airport opened.

Our business continues to generate operating losses and low levels of cash. On February 8, 2011, we announced that our Board of Directors will explore financial and strategic alternatives to enhance shareholder value. The Board intends to consider the full range of available options including a revised business plan, operating partnerships, joint ventures, strategic alliances, asset sales, strategic acquisitions and a merger or sale of the Company. The Board of Directors has retained Morgan Stanley & Company Inc. to assist it in the evaluation of these alternatives. There can be no assurance that the exploration of strategic alternatives will result in any transaction, or that any such transaction or alternative would significantly improve our operating results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on our historical and current experience and on various other assumptions that management believes are reasonable under the circumstances. We evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. It is reasonably possible that these estimates may change in the near term. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Investment in Real Estate and Cost of Real Estate Sales.  Costs associated with a specific real estate project are capitalized during the development period. We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as internal costs of a regional project field office, are also capitalized. We capitalize interest (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made.

Real estate inventory costs include land and common development costs (such as roads, sewers and amenities), multi-family construction costs, capitalized property taxes, capitalized interest and certain indirect costs. Construction costs for single-family homes are determined based upon actual costs incurred. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.

We devote resources to the conceptual design, planning, permitting and construction of certain key projects currently under development, and we will maintain this process for certain select communities going forward. This strategy is dependent on our Board of Directors maintaining this strategy and our intent and ability to hold and sell these key projects in most cases, over a long-term horizon.

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	projected price appreciation over time, which can generally range from 0% to 7% annually;

•	the amount and trajectory of price appreciation over the estimated selling period;

•	the length of the estimated development and selling periods, which can range from 5 years to 17 years depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs and holding costs to be incurred over the selling period;

•	in situations where development plans are subject to change, the amount of entitled land subject to bulk land sales or alternative use and the estimated selling prices of such property;

•	for commercial development property, future pricing which is based on sales of comparable property in similar markets; and

•	assumptions regarding the intent and ability to hold individual investments in real estate over projected periods and related assumptions regarding available liquidity to fund continued development.

For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

•	for investments in hotel and rental condominium units, average occupancy and room rates, revenues from food and beverage and other amenity operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties as condo-hotels or condominiums, based on current prices for similar units appreciated to the expected sale date;

•	for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and

•	for investments in golf courses, future rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

Other properties that management does not intend to sell in the near term or under current market conditions are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property.

The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group, which can be up to 35 years for certain properties with long range development plans. The estimated holding period is based on management’s current intent for the use and disposition of each property, which could be subject to change in future periods if the strategic direction of the Company as set by management and approved by the Board of Directors were to change. If the excess of undiscounted cash flows over the carrying value of a property is small, there is a greater risk of future impairment in the event of such changes. Excluding any properties that have been written down to fair value, at December 31, 2010 the Company has one development property with a carrying value of approximately $23 million whose current undiscounted cash flows is approximately 110% of its carrying value.

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

Our assets and liabilities utilizing Level 2 and 3 inputs in fair value calculations and the associated underlying assumptions include the following:

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

Depending on the asset, we use varying methods to determine fair value, such as (i) analyzing expected discounted future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale, which management intends to sell in the near term under current market conditions, are measured at the lower of carrying value or fair value less costs to sell. The fair value of these properties is determined based upon final sales prices of inventory sold during the period or estimates of selling prices based on current market data. Other properties that management does not intend to sell in the near term or under current market conditions including development and operating properties, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods. The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans and our intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties.

In the event that projected future undiscounted cash flows are not adequate to recover the carrying value of a property, impairment is indicated and we would be required under generally accepted accounting principles to write down the asset to its fair value. Fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals of the underlying property, or a combination thereof.

Generally accepted accounting principles only allow an impairment to be recorded when the undiscounted cash flows for these properties are less than the carrying value. We do not calculate projected cash flows on a discounted basis, or obtain appraisals, to determine the fair values of such properties unless an impairment is indicated. The fair value of a property at a point in time may be less than its carrying value due to current market conditions.

In the event that our estimates of undiscounted cash flows are decreased in future periods due to changes in assumptions arising from economic or other factors, we could be required to recognize impairment losses. In addition, if our intentions to hold our real estate investments were to change, we could be required to recognize impairment losses.

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

Standby guarantee liability — On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport in Northwest Florida. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. We measured the standby guarantee liability at fair value based upon a discounted cash flow analysis based on our best estimates of future cash flows to be paid by us pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, seasonality and the timing of the commencement of service. The fair value of the liability could fluctuate up or down significantly as a result of changes in assumptions related to these estimates and could have a material impact on our operating results.

Pension Plan.  We sponsor a cash balance defined-benefit pension plan covering a majority of our employees. The accounting for pension benefits is determined by specialized accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant effect on the pension plan’s impact on the financial statements of the Company. For example, in 2010, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $0.8 million increase in pre-tax income ($0.5 million net of tax). However, a 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in a less than $0.1 million change in pre-tax income. Our pension plan was overfunded and we do not expect to make contributions to the pension plan in the future. The ratio of plan assets to projected benefit obligation was 240% at December 31, 2010.

Stock-Based Compensation.  We offer stock incentive plans whereby awards may be granted to certain of our employees and non-employee directors in the form of restricted shares of our common stock or options to purchase our common stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

In February 2010, 2009 and 2008, we granted certain of our executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as our total shareholder return as compared to the total shareholder return of certain peer groups during a three-year performance period.

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

At December 31, 2010, we had a federal net operating loss carryforward of approximately $62.1 million and a state net operating loss carryforward of approximately $538.4 million. These net operating losses are available to offset future federal and state taxable income through 2030. At December 31, 2010, we recorded a valuation allowance against certain of our deferred tax assets of approximately $0.1 million. The valuation allowance at 2010 was related to state net operating and charitable loss carryforwards that in the judgment of management are not likely to be realized.

Realization of our net deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and our history and future expectations of reporting taxable income, we believe that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2010.

Correction of Prior Period Errors

In the first quarter of 2010, the Company determined that approximately $2.6 million ($1.6 million net of tax) of stock compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to reduce deferred income taxes, net, by $1.0 million and increase common stock by $2.6 million to reflect the correction of this error, with a corresponding $1.6 million reduction recorded to retained earnings. This correction is similarly reflected as an adjustment to common stock and retained earnings as of December 31, 2009 and 2008 in the consolidated statement of changes in equity. The correction of this error also affected the consolidated statements of operations for the years ended December 31, 2009 and 2008 and consolidated statement of cash flows for the years ended December 31, 2009 and 2008. These corrections were not considered material to prior period financial statements.

During 2010, the Company determined that an additional liability for certain of its Community Development District (“CDD”) debt that is probable and reasonably estimable of repayment by the Company in the future should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to increase debt and investment in real estate by $17.5 million. There was no impact on the consolidated statement of operations, cash flows or equity. This correction was not considered material to prior period financial statements.

Results of Operations

Consolidated Results

The following table sets forth a comparison of our revenues and expenses for the three years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Difference	% Change	Difference	% Change
	(Dollars in millions)

Revenues:
Real estate sales	$38.9	$78.8	$194.6	$(39.9)	(51)%	$(115.8)	(60)%
Resort and club revenues	29.4	29.7	32.8	(0.3)	(1)	(3.1)	(9)
Timber sales	28.8	26.6	26.6	2.2	8	—	—
Other revenues	2.4	3.2	4.2	(0.8)	(25)	(1.0)	(24)%

Total	$99.5	$138.3	$258.2	$(38.8)	(28)%	$(119.9)	(46)%

Expenses:
Cost of real estate sales	$8.5	$60.4	$53.1	$(51.9)	(86)%	$7.3	14%
Cost of resort and club revenues	31.5	32.3	38.6	(0.8)	(2)	(6.3)	(16)
Cost of timber sales	20.2	19.1	19.8	1.1	6	(0.7)	(4)
Cost of other revenues	2.1	2.2	3.0	(0.1)	(5)	(0.8)	(27)
Other operating expenses	34.8	40.0	53.5	(5.2)	(13)	(13.5)	(25)

Total	$97.1	$154.0	$168.0	$(56.9)	(37)%	$(14.0)	(8)%

The decrease in real estate sales revenues and cost of real estate sales for 2010 as compared with 2009 is primarily due to a decrease of $48.7 million in sales in our residential real estate segment, partially offset by an increase of $11.6 million in revenue in our rural land segment. Revenues in 2009 included $32.2 million from the sale of non-strategic assets. Gross margin on real estate sales increased to 78% from 23% during 2010 compared to 2009 due to the relative mix of rural land sales. Residential real estate sales continued to remain weak in 2010 as a result of many factors, including oversupply, depressed prices in the Florida real estate markets, poor economic conditions and the oil spill from the Deepwater Horizon incident in the Gulf of Mexico.

The decrease in real estate sales revenues during 2009 compared to 2008 was primarily due to our decision to decrease sales in our rural land sales segment. Approximately $14.3 million, or 10%, of our 2009 revenues were generated by rural land sales compared to $162.0 million, or 63%, in 2008. Cost of real estate sales increased during 2009 compared to 2008 as a result of the sale of non-strategic assets within our residential real estate segment. Our gross margin on real estate sales decreased to 23% from 73% during 2009 compared to 2008, primarily as a result of the decrease in high margin rural land sales relative to our sales mix.

Resort and club revenues decreased by $0.3 million, or 1%, in 2010 as compared with 2009 due to lower vacation rental occupancy due to the Deepwater Horizon incident. Cost of resort and club revenues decreased by $0.8 million, or 2%, due to more efficient operations of our resort and clubs and reduced staffing levels. Resort and club revenues decreased during 2009 compared to 2008 due to lower vacation rental occupancy and lower hotel and vacation rental rates. Cost of resort and club revenues decreased during 2009 compared to 2008 as a result of reduced staffing levels and more efficient operation of our resort and clubs. Our gross margin on resort and club operations improved to (9) % during 2009 compared to (18) % during 2008 as a result of increased operating efficiencies. For further detailed discussion of revenues and expenses, see Segment Results below.

Timber revenues increased $2.2 million, or 8%, in 2010 as compared to 2009 primarily due to improved prices for pine pulpwood and sawtimber and payments received from the federal government under the Biomass Crop Assistance Program. Timber sales in 2009 approximated revenues achieved in 2008. Cost of timber sales increased $1.1 million, or 6%, in 2010 as compared to 2009 due primarily to expenditures made to collect timber inventory data on the Company’s timberlands. Cost of timber sales declined $0.6 million, or 4%, in 2009 as compared to 2008 due to a decrease in certain maintenance expenses.

Other operating expenses decreased by $5.2 million, or 13%, in 2010 compared to 2009 due to lower general and administrative expenses as a result of our restructuring efforts and the sale of certain properties in 2009, which reduced 2010 carrying costs, partially offset by a $4.9 million reserve for litigation. Other operating expenses decreased by $13.5 million, or 25%, in 2009 over 2008. The decrease was due to lower general and administrative expenses primarily as a result of our restructuring efforts and reduction of certain carrying costs of properties.

Corporate Expense.  Corporate expense, consisting of corporate general and administrative expenses, increased $2.7 million, or 11%, in 2010 over 2009. The increase in corporate expense is primarily due to legal fees and clean up costs totaling $4.2 million associated with costs resulting from the Deepwater Horizon incident. These costs were partially offset by a reduction in employee and administrative costs as a result of reduced headcount and cost savings initiatives. We may incur significant additional legal costs in the near term in connection with the Deepwater Horizon incident, the securities class action lawsuit, the SEC informal inquiry and other legal matters.

Corporate expense decreased $6.4 million, or 21%, to $24.3 million in 2009 over 2008. Our overall employee and administrative costs decreased as a result of a reduction in headcount. Lower payroll related costs in 2008 attributable to staffing reductions were offset by additional deferred compensation expense. During early 2008, we granted certain members of management shares of restricted stock with vesting conditions based on our performance over a three-year period. We recognized approximately $3.3 million of additional expense related to these grants during 2008.

Pension settlement charge.  On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. Current and former employees with cash balances in the pension plan were not affected by the transaction. The purchase price of the annuity was approximately $101.0 million, which was funded from the assets of the pension plan on June 25, 2009 and included a premium to assume these obligations. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93.0 million which represented the obligation prior to the annuity purchase of the affected retirees and vested terminated employees. In addition, we recorded a non-cash pre-tax settlement charge to earnings during 2009 of $44.7 million and an offsetting $44.7 million pre-tax credit in Accumulated Other Comprehensive Income on our Consolidated Balance Sheet. As a result of this transaction, we were able to significantly increase the funded status ratio thereby reducing the potential for future funding requirements. We also recorded additional pension charges of $4.1 million, $1.3 million and $4.2 million during 2010, 2009 and 2008, respectively, as a result of reduced employment levels in connection with our restructuring programs.

Impairment Losses.  During the past three years, we have recorded significant impairment charges as a result of the decline in demand and market prices in our real estate markets. The following table summarizes our impairment charges for the three years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Investment in Real Estate:
Homes and homesites — various residential communities	$4.3	$7.3	$12.0
Investment in unconsolidated affiliates	3.8	—	—
Abandoned development plans	—	7.2	—
Victoria Park community	—	60.9	—
SevenShores condominium and marina development project	—	6.7	28.3

Total	8.1	82.1	40.3

Notes Receivable:
Saussy Burbank	—	10.1	—
Advantis	—	7.4	—
Various builder notes	0.5	1.9	1.0

Total	0.5	19.4	1.0

Goodwill and other:
Goodwill — Arvida	—	—	19.0
Other long-term assets	—	1.1	—

Total	—	1.1	19.0

Total impairment charges-continuing operations	8.6	102.6	60.3

Discontinued operations:
Victoria Hills Golf Club		6.9	—
St. Johns Golf and Country Club	—	3.5	—

Total impairment charges — discontinued operations	—	10.4	—

Total impairment charges	$8.6	$113.0	$60.3

Investment in Real Estate:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale and which management intends to sell in the near-term under current market conditions, are measured at the lower of carrying value or fair value less costs to sell. Other properties that management does not intend to sell in the near term or under current market conditions are evaluated for impairment based upon management’s best estimate of the long-term use and the eventual disposition of the property. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. The continued decline in demand and market prices for residential real estate during 2008 through 2010 caused us to reevaluate certain carrying amounts within our residential real estate segment. During 2010, we recorded a $3.8 million impairment on our investment in East San Marco L.L.C., a joint venture located in Jacksonville, Florida and approximately $4.3 million in impairment charges on homes and homesites.

Given the downturn in our real estate markets, we implemented a tax strategy in 2009 to benefit from the sale of certain non-strategic assets at a loss. Under federal tax rules, losses from asset sales realized in 2009 can be carried back and applied to taxable income from 2007, resulting in a federal income tax refund for 2009.

As part of this strategy, during 2009, we conducted a nationally marketed sale process for the disposition of the remaining assets of our non-strategic Victoria Park community in Deland, Florida, including homes, homesites, undeveloped land, notes receivable and a golf course. Based on the likelihood of the closing of the sale, we determined on December 15, 2009 that an impairment charge for $67.8 million was necessary. We completed the sale on December 17, 2009 for $11.0 million.

In addition, we completed the sale of our SevenShores condominium and marina development project for $7.0 million earlier in 2009, which resulted in an impairment charge of $6.7 million due to lower market pricing. We also wrote-off $7.2 million of capitalized costs related to abandoned development plans in certain of our communities in 2009. We also sold our St. Johns Golf and Country Club for $3.0 million in December 2009 which resulted in an impairment charge of $3.5 million.

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

In addition, we received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during 2009 and renegotiated terms related to certain other builder notes receivable during 2010, 2009 and 2008. These events resulted in additional impairment charges of $0.5 million, $1.9 million and $1.0 million in 2010, 2009 and 2008, respectively. Because of the ongoing challenges in our real estate markets and tightened credit conditions, we may be required to record additional write-downs of the carrying value of our notes receivable and ultimately such notes may not be collectible.

Goodwill:

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. An impairment is considered to exist if fair value is less than the carrying amount of the assets, including goodwill. The estimated fair value is generally determined on the basis of discounted future cash flows. As of December 31, 2010, no goodwill is recorded on our Consolidated Balance Sheet. During our 2008 year-end assessment, we determined that our remaining goodwill which originated from our 1997 acquisition of certain assets of Arvida Company and its affiliates was not recoverable based upon a discounted cash flow analysis. Accordingly, an impairment charge of $19.0 million was recorded in the residential real estate segment.

Restructuring Charges.  We announced on March 17, 2010 that we are relocating our corporate headquarters from Jacksonville, Florida to VentureCrossings Enterprise Centre our development adjacent to the new Northwest Florida Beaches International Airport in Bay County, Florida. We are also consolidating existing offices from Tallahassee, Port St. Joe and Walton County into the new location. The relocation to our temporary headquarters facility in Walton County is expected to be completed during 2011.

We have incurred and expect to incur additional charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges are expected to be cash expenditures. Based on employee responses to the announced relocation, we estimate that total relocation costs should be approximately $4.8 million (pre-tax), of which $2.5 million was recorded during 2010. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. These estimates are based on significant assumptions, such as current home values, however actual results could differ materially from these estimates.

Restructuring charges also include termination benefits in connection with our 2006-2009 restructuring plans. We recorded restructuring charges of $5.3 million, $5.4 million and $4.3 million in 2010, 2009 and 2008, respectively. The charges primarily relate to one-time termination benefits in connection with our employee headcount reductions. For further discussion, see Note 11, Restructuring, in the Notes to the Consolidated Financial Statements.

Other Income (Expense).  Other income (expense) consists primarily of investment income, interest expense, gains and losses on sales and dispositions of assets, fair value adjustment related to the retained interest of monetized installment note receivables, loss on early extinguishment of debt, expense related to our standby guarantee liability and other income. Total other (expense) income was $(3.9) million, $4.2 million and $(36.6) million during 2010, 2009 and 2008, respectively.

Investment income, net decreased approximately $1.2 million, or 45%, during 2010 as compared with 2009 and $3.4 million, or 56.1%, during 2009 as compared with 2008 both year-over-year decreases were attributable to lower investment returns on our cash balances.

Interest expense increased by $7.5 million during 2010 as compared with 2009 primarily due to interest recorded on a reserve for litigation of $4.2 million and, to a lesser extent, interest on our community development district debt obligations not being capitalized in 2010 due to reduced spending levels. Interest expense decreased by approximately $3.3 million during 2009 as compared with 2008, primarily as a result of our reduced debt levels. During 2008 we recorded a $30.6 million loss on the early extinguishment of debt which consisted of $0.7 million related to the write-off of unamortized loan costs on our prior credit facility and $29.9 million in connection with the prepayment of our senior notes.

Other, net increased $0.5 million during 2010 as compared with 2009 and $10.4 million during 2009 compared with 2008. Included in 2009 is a $0.8 million expense related to our Southwest Airlines standby guarantee liability. Included in 2008 was a loss of $8.2 million related to the fair value adjustment of our retained interest in monetized installment notes receivable and $1.9 million related to the write-off of the net book value on certain abandoned property.

Equity in Loss of Unconsolidated Affiliates.  We have investments in affiliates that are accounted for by the equity method of accounting. These investments consist primarily of three residential joint ventures, two of which are now substantially sold out. Equity in loss of unconsolidated affiliates totaled $(4.3) million in 2010, $(0.1) million in 2009, $(0.3) million in 2008. During 2010, we determined that our investment in East San Marco, L.L.C. had experienced an other than temporary decline in value and we recorded a $3.8 million impairment charge to write our investment down to its current fair value.

Income Tax Benefit.  Income tax benefit, including income tax on discontinued operations, totaled $(23.8) million, $(85.7) million and $(27.9) million for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rate was 39.9%, 39.7% and 43.5% for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rate decreased in 2009 compared to 2008 due to the impact of certain permanent items.

Discontinued Operations.  Loss from discontinued operations consists of the results associated with our Victoria Hills Golf Club and St. Johns Golf and Country Club golf course operations, our sawmill and mulch plant (Sunshine State Cypress) the sales of our office building portfolio and Saussy Burbank. Loss, net of tax, totaled zero, $(6.8) million and $(1.6) million in 2010, 2009 and 2008, respectively. The operating results associated with these assets have been classified as discontinued operations for all periods presented through the period in which they were sold. See Segment Results below for further discussion regarding our discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

Our residential sales remain weak. The real estate downturn, weak economic recovery and the oil spill from the Deepwater Horizon incident in the Gulf of Mexico have all exerted negative pressure on the demand for real estate products in our markets. Inventories of resale homes and homesites remain high in our markets and prices remain depressed. We also believe that the oil spill negatively impacted our resort and club operating results during the summer of 2010. With the U.S. and Florida economies battling the adverse effects of home foreclosures, severely restrictive credit, significant inventories of unsold homes and recessionary economic conditions, the timing of a sustainable recovery remains uncertain.

We implemented a tax strategy in 2009, due to the ongoing downturn in our real estate markets, to sell certain non-strategic assets and to carry-back any losses on the sales to our taxable income in 2007. We disposed of the remaining assets of Victoria Park, Artisan Park and the SevenShores condominium and marina development project, all located in Central Florida, and St. Johns Golf and Country Club in Northeast Florida. These four sales generated cash of $27.1 million and produced an aggregate tax benefit of approximately $35.1 million, which we received in 2010 as part of our federal tax refund. These sales also significantly reduced our holding costs going forward.

We devote resources to the conceptual design, planning and construction of certain key projects currently under development, and we will maintain this process for select communities going forward. The success of this strategy is dependent on our Board of Directors maintaining this strategy and our intent and ability to hold and sell these key projects, in most cases, over a long-term horizon.

We continue to plan our development efforts on reprogramming and repositioning certain of our existing residential projects in preparation for a future market recovery. For example, at our RiverTown community, we amended our Development Order to strategically reprioritize product delivery in response to market demand while at the same time deferring the need to incur certain costs. In another instance, we launched development efforts at our new Breakfast Point community responding to demand for primary housing in Bay County.

The table below sets forth the results of continuing operations of our residential real estate segment for the three years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Revenues:
Real estate sales	$8.7	$57.4	$28.6
Resort and club revenues	29.4	29.7	32.7
Other revenues	2.2	2.7	4.2

Total revenues	40.3	89.8	65.5

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Expenses:
Cost of real estate sales	6.4	54.7	24.1
Cost of resort and club revenues	31.5	32.3	38.6
Cost of other revenues	2.1	2.1	3.0
Other operating expenses	23.9	30.8	43.0
Depreciation and amortization	10.0	10.9	10.4
Impairment loss	4.8	94.8	60.3
Restructuring charge	1.0	0.9	1.2

Total expenses	79.7	226.5	180.6

Other (expense) income	(7.8)	(1.1)	0.1

Pre-tax (loss) from continuing operations	$(47.2)	$(137.8)	$(115.0)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Real estate sales include sales of homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., construction overhead, capitalized interest, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor, WaterSound and WindMark Beach vacation rental programs and other resort, golf, club and marina operations. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)

Sales	$1.0	$7.5	$8.5	$24.8	$6.5	$31.3
Cost of sales:
Direct costs	0.7	4.0	4.7	18.8	3.9	22.7
Selling costs	0.1	1.0	1.1	1.7	0.2	1.9
Other indirect costs	0.1	0.4	0.5	3.5	0.5	4.0

Total cost of sales	0.9	5.4	6.3	24.0	4.6	28.6

Gross profit	$0.1	$2.1	$2.2	$0.8	$1.9	$2.7

Gross profit margin	10%	28%	26%	3%	29%	9%
Units sold	2	83	85	84	80	164

Home sales and home closings decreased during 2010 compared to 2009 primarily as a result of a decrease in the inventory of finished homes. The company has exited the homebuilding business to retail customers. As a result of this strategy, homesite closings and revenues increased for the year ended December 31, 2010 due to sales of homesites to national and local homebuilders. The sales to the homebuilders may generate additional revenues and gross profit in future periods upon the sale to the end-user. The gross profit margin on sales of homesites remained constant year-over-year.

Although not included in the homes and homesites table, real estate sales include land sales of $0.2 million with related cost of sales of $0.1 million for the year ended December 31, 2010. In 2009, land sales and land costs of sales of $26.1 million were included in real estate sales. The 2009 real estate revenues and cost of sales consisted primarily of $12.5 million at SevenShores, $10.4 million at Victoria Park

(excluding $0.6 million of golf course revenues and cost of sales, which are included in discontinued operations) and $2.8 million of Saussy Burbank property.

The following table sets forth homes and homesite sales activity by geographic region and property type:

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	2	$1.0	$0.9	$0.1	23	$10.8	$10.4	$0.4
Homesites	41	5.3	3.9	1.4	25	3.5	2.6	0.9
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	40	2.1	1.4	0.7	12	1.0	0.3	0.7
Northeast Florida:
Single-family homes	—	—	—	—	2	0.6	0.5	0.1
Homesites	2	0.1	0.1	—	—	—	—	—
Central Florida:
Single-family homes	—	—	—	—	15	3.5	3.4	0.1
Multi-family homes	—	—	—	—	32	7.3	7.2	0.1
Townhomes	—	—	—	—	12	2.6	2.5	0.1
Homesites	—	—	—	—	43	2.0	1.7	0.3

Total	85	$8.5	$6.3	$2.2	164	$31.3	$28.6	$2.7

For additional information about our residential projects, see the table entitled “Summary of Land-Use Entitlements — Active St. Joe Residential and Mixed-Use Projects” in Item 1. Business above.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and Southwood. Our Northeast Florida communities included RiverTown and St. Johns Golf and Country Club, and our Central Florida communities included Artisan Park and Victoria Park, all of which were primary.

In addition to adverse market conditions, the following factors also contributed to the results of operations shown above:

•	For our Northwest Florida resort and seasonal communities, home closings and revenues decreased in 2010 as compared with 2009 primarily due to the reduction in inventory of homes as a result of our exit from the homebuilding business. WaterSound West Beach and SummerCamp Beach communities each had one home sale during 2010.

•	In our Northwest Florida primary communities, homesite closings and revenues increased in 2010 as compared to 2009 due to sales to homebuilders some of which may generate additional revenues and gross profits in future periods upon the sale to the end-users.

•	In our Northeast Florida communities, no homes were available for sale as we sold our last remaining home in St. Johns Golf and Country Club in 2009.

•	In our Central Florida communities, the remaining available product was sold at Artisan Park during 2009.

Resort and club revenues include revenue from the WaterColor Inn, WaterColor, WaterSound Beach and WindMark Beach vacation rental programs and other resort and golf, club and marina operations. Resort and club revenues were $29.4 million for the year ended December 31, 2010, with $31.5 million in related costs as compared to revenue totaling $29.7 million for the year ended December 31, 2009, with $32.3 million in related costs. Revenues decreased by $0.3 million as a result of the oil spill from the Deep Horizon incident in the Gulf of Mexico partially offset by increased golf club revenues generated by opening certain courses to public play. Cost of resort and club revenues decreased $0.8 million as a result of more efficient operation of our resorts and clubs.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $23.9 million for the year ended December 31, 2010 as compared with $30.8 million for the year ended December 31, 2009. The decrease of $6.9 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowners association funding costs, certain warranty and other costs and real estate taxes. The decrease was partially offset by a $4.9 million reserve for litigation involving a contract dispute related to a 1997 purchase of land for our former Victoria Park Community.

We recorded restructuring charges in our residential real estate segment of $1.0 million and $0.9 million during 2010 and 2009, respectively, in connection with our corporate headquarters relocation.

Other expense increased $6.7 million during 2010 as compared to 2009 which was primarily due to interest expense of $4.1 million related to the litigation reserve as discussed above and to a lesser extent, interest expense related to Community Development District notes (“CDD”) in our Southwood and Rivertown communities which was capitalized in 2009, but not in 2010.

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

The following table sets forth homes and homesite sales activity by geographic region and property type:

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)

Northwest Florida:
Resort
Single-family homes	23	$10.8	$10.4	$0.4	8	$8.6	$8.3	$0.3
Homesites	25	3.5	2.6	0.9	21	6.7	3.5	3.2
Primary
Single-family homes	—	—	—	—	1	0.3	0.3	—
Homesites	12	1.0	0.3	0.7	23	1.3	1.0	0.3
Northeast Florida:
Single-family homes	2	0.6	0.5	0.1	2	0.9	1.0	(0.1)
Homesites	—	—	—	—	3	0.2	0.1	0.1
Central Florida:
Single-family homes	15	3.5	3.4	0.1	10	4.5	4.4	0.1
Multi-family homes	32	7.3	7.2	0.1	9	3.1	2.9	0.2
Townhomes	12	2.6	2.5	0.1	3	0.5	0.5	—
Homesites	43	2.0	1.7	0.3	42	1.9	2.0	(0.1)

Total	164	$31.3	$28.6	$2.7	122	$28.0	$24.0	$4.0

For additional information about our residential projects, see the table entitled “Summary of Land-Use Entitlements — Active St. Joe Residential and Mixed-Use Projects” in Item 1. Business above.

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

In addition to adverse market conditions, the following factors also contributed to the results of operations shown above:

•	For our Northwest Florida resort and seasonal communities, home closings and revenues increased in 2009 as compared to 2008 primarily due to the sale of the 17 remaining homes in phase 4 of our WaterColor community. These sales were the result of price reductions on the remaining homes. Included in 2008 was the recognition of $0.9 million of deferred revenue on our SummerCamp Beach community since the required infrastructure was completed.

•	In our Northwest Florida primary communities, we closed on our last remaining home in Palmetto Trace in 2008. Homesite closings and revenues decreased in 2009 as compared to 2008 due to a decrease in bulk sales to a national homebuilder in our SouthWood community.

•	In our Northeast Florida communities, we sold our last remaining home in St. Johns Golf and Country Club in 2009.

•	In our Central Florida communities, a successful home auction was completed and the remaining available product was sold at Artisan Park during 2009.

Resort and club revenues included revenues from the WaterColor Inn, WaterColor, WaterSound Beach and WindMark Beach vacation rental programs and other resort, golf, club and marina operations. Resort and club revenues were $29.7 million in 2009 with $32.3 million in related costs, compared to $32.7 million in 2008 with $38.6 million in related costs. Resort and club revenues decreased $3.0 million due to lower vacation rental occupancy and lower hotel and vacation rental rates. Cost of resort and club revenues decreased $6.3 million as a result of reduced staffing levels and more efficient operation of our resort and clubs.

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

Discontinued Operations

In December 2009, we sold our remaining property at Victoria Park, including the Victoria Hills Golf Club, and St. Johns Golf and Country Club. We have classified the operating results associated with these golf courses as discontinued operations as the golf courses had identifiable cash flows and operating results. Included in 2009 discontinued operations are $6.9 million and $3.5 million (pre-tax) of impairment charges to approximate fair value, less costs to sell, related to the sales of the Victoria Hills Golf Club and St. Johns Golf and Country Club, respectively.

The table below sets forth the operating results of our discontinued operations for the periods shown.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Victoria Hills Golf Club — Residential Segment:
Aggregate revenues	$—	$2.5	$2.7

Pre-tax (loss)	—	(7.6)	(0.9)
Income tax (benefit)	—	(3.0)	(0.3)

(Loss) from discontinued operations	$—	$(4.6)	$(0.6)

St. Johns Golf and Country Club — Residential Segment:
Aggregate revenues	$—	$2.9	$3.2

Pre-tax (loss)	—	(3.4)	(0.1)
Income tax (benefit)	—	(1.3)	—

(Loss) from discontinued operations	$—	$(2.1)	$(0.1)

Total (loss) from discontinued operations	$—	$(6.7)	$(0.7)

Commercial Real Estate

Our commercial real estate segment plans, develops and entitles our land holdings for a broad range of retail, office, hotel, industrial and multi-family uses. We sell or lease and develop commercial land and provide development opportunities for national and regional retailers and strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for multi-family rental projects. Consistent with residential real estate, the markets for commercial real estate, particularly retail, remain weak.

The table below sets forth the results of the continuing operations of our commercial real estate segment for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Revenues:
Real estate sales	$4.4	$7.0	$3.9
Other revenues	0.2	0.5	0.1

Total revenues	4.6	7.5	4.0

Expenses:
Cost of real estate sales	1.0	4.3	2.8
Cost of other revenues	—	—	0.1
Other operating expenses	6.0	3.9	4.2
Depreciation and amortization	—	0.1	0.1
Restructuring charge	0.1	0.6	0.1

Total expenses	7.1	8.9	7.3

Other income	1.2	0.9	1.0

Pre-tax loss from continuing operations	$(1.3)	$(0.5)	$(2.3)

Similar to the markets for residential real estate, the markets for commercial real estate have experienced a significant downturn. In addition to the negative effects of the prolonged downturn in demand for residential real estate, commercial real estate markets have also been negatively affected by the prolonged weakness of the general economy.

Much of our commercial real estate activity is focused on the opportunities presented by the new Northwest Florida Beaches International Airport, which opened in May 2010 and is surrounded by our properties in the West Bay Sector. We believe these commercial opportunities will be significantly enhanced by Southwest Airlines’ service to the new airport. We expect, over time, that the new international airport will expand our customer base as it connects Northwest Florida with the global economy and helps reposition the area from a regional to a national destination.

We initiated development activity in 2010 at our VentureCrossings Enterprise Centre, an approximately 1,000 acre project adjacent to the new airport. The project is being developed for office, retail, hotel and industrial users. Site development has begun in anticipation of a new office building and a 300-space long-term covered parking facility at the entrance to the airport.

In December of 2010, we entered into a ground lease with Express Lane, Inc. for approximately 2.1 acres of our land near the new airport. Express Lane will construct a gas station, convenience store and restaurant operation on the land and pay rent to us for the land pursuant to the lease.

Real Estate Sales.  Commercial land sales for the years ended December 31, 2010, 2009 and 2008 included the following:

	Number of	Acres	Average Price	Gross			Gross Profit
Land	Sales	Sold	Per Acre	Proceeds	Revenue		on Sales
				(In millions)	(In millions)		(In millions)

Year Ended December 31, 2010	4	18	$237,000	$4.4	$4.4		$3.4

Year Ended December 31, 2009	8	29	$227,000	$6.6	$7.0	(a)	$2.7	(a)

Year Ended December 31, 2008	8	39	$92,000	$3.6	$3.9	(b)	$1.1	(b)

(a)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

(b)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.3 million and $0.1 million, respectively.

The change in average per-acre prices reflected a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.

Included in 2010 real estate sales is a 10 acre sale in Walton County to Wal-Mart for $2.5 million. There were three additional commercial sales in Northwest Florida for a total of eight acres at an average price of $158,000 per acre. We also entered into build-to-suit leases with CVS Pharmacy on a 1.7 acre site that we own in Port St. Joe and with a Hardee’s franchisee on a 0.8 acre site in Panama City Beach. Upon completion of construction, we will own both facilities and collect rents in accordance with long-term leases.

Other revenues primarily relate to lease income associated with a long-term lease with the Port Authority of Port St. Joe.

Other income during 2010, 2009 and 2008 includes approximately $0.7 million of recognized gain previously deferred associated with three buildings sold in 2007 which we have a sale and leaseback arrangement with the buyer.

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

The table below sets forth the results of operations of our rural land sales segment for the three years ended December 31, 2010.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Revenues:
Real estate sales	$25.9	$14.3	$162.0

Expenses:
Cost of real estate sales	1.0	1.5	26.2
Other operating expenses	2.7	3.3	4.4
Depreciation and amortization	—	0.1	0.1
Restructuring charge	0.8	0.1	—

Total expenses	4.5	5.0	30.7

Other income	0.8	0.7	1.2

Pre-tax income from continuing operations	$22.2	$10.0	$132.5

Rural land sales for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Number	Number of	Average Price	Gross Sales	Gross
Period	of Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)

2010	13	606	$4,897	$3.0	$2.6
2009	13	6,967	$2,054	$14.3	$12.8
2008	26	107,677	$1,505	$162.0	$135.9

During 2010, we also conveyed 2,148 acres to the Florida Department of Transportation (“FDOT”) as part of our approximate 3,900 acre sale to FDOT in 2006. As a result, we recognized $20.6 million of previously deferred revenue and gain of $20.2 million on this transaction. There was an additional $0.4 million of sales and gain recognized during 2010 from other deferred sales, as well as $0.4 million from the granting of an easement. Also included in real estate sales for 2010 was $1.4 million related to the sale of 21 mitigation bank credits at an average sales price of $68,333 per credit. We own and manage two wetlands areas from which we sell mitigation credits to developers, utility companies, and other users when they need to impact other wetlands areas in the course of their businesses. We began selling credits from our wetlands mitigation banks in late 2009.

During 2009, we made a strategic decision to sell fewer acres of rural land as we generated cash from other sources. We continued this strategy during 2010 and expect to continue this strategy in 2011. During 2008 we relied on rural land sales as a significant source of revenues due to the continuing downturn in our residential and commercial real estate markets. We consider the land sold to be non-strategic as these parcels would require a significant amount of time before realizing a higher and better use than timberland. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.

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

The table below sets forth the results of our continuing operations of our forestry segment for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Revenues:
Timber sales	$28.8	$26.6	$26.6
Expenses:
Cost of timber sales	20.2	19.1	19.8
Other operating expenses	2.0	2.0	1.9
Depreciation and amortization	2.1	2.3	2.5
Restructuring charge	0.2	0.1	0.2

Total expenses	24.5	23.5	24.4

Other income	2.0	1.7	1.7

Pre-tax income from continuing operations	$6.3	$4.8	$3.9

Smurfit-Stone Container Corporation (“Smurfit-Stone”) has a Panama City mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. On November 18, 2010, we entered into a new wood fiber supply agreement with Smurfit-Stone which expires on December 31, 2017. The new agreement replaces the existing wood fiber supply agreement that was scheduled to expire on June 30, 2012. Sales under the wood fiber supply agreements with Smurfit-Stone were $15.0 million (683,000 tons) in 2010 and $14.9 million (701,000 tons) in 2009. During 2010, we delivered fewer tons to Smurfit-Stone under the fiber agreements while the sales price per ton increased.

Open market sales totaled $12.8 million (500,000 tons) in 2010 as compared to $11.1 million (544,000 tons) in 2009. The increase in revenue for open market sales of $1.7 million or 15% was a result of improved log pricing partially offset by a reduction in log sales volume. Net stumpage prices for sawtimber and pulpwood increased year-over-year due to improved end-user markets and reduced availability of raw materials.

Our 2010, 2009 and 2008 sales revenues included $0.5 million, $0.6 million and $0.3 million, respectively, related to land management services performed in connection with certain conservation properties. We plan to seek other customers for our conservation land management services. Also, included in revenue for 2010 is $0.6 million related to the Biomass Crop Assistance Program sponsored by the federal government during the first four months of 2010. We are continuing to explore alternative sources of revenue from our extensive timberland and rural land holdings.

Gross margins as a percentage of revenue were 30% in 2010, 28% in 2009 and 26% in 2008. The increase in margin from 2010 to 2009 was a result of an increase in sales price per ton partially offset by an increase in cost of sales of $1.1 million due primarily to expenditures made to collect timber inventory data on our timberlands. The increase in margin from 2008 to 2009 was primarily due to a decrease in certain maintenance expenses included in cost of sales.

Other income consists primarily of income from hunting leases.

On February 27, 2009, we sold our remaining inventory and equipment assets related to our Sunshine State Cypress mill and mulch plant for $1.6 million. We received $1.3 million in cash and a note receivable of $0.3 million, the balance of which is $0.2 million as of December 31, 2010. The sale agreement also included a long-term lease of a building facility.

Discontinued operations related to the sale of Sunshine State Cypress for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
	(In millions)

Sunshine State Cypress — Forestry Segment
Aggregate revenues	$—	$1.7	$6.7

Pre-tax (loss)	—	(0.4)	(1.6)

Pre-tax gain on sale	—	0.1	—
Income tax (benefit)	—	(0.1)	(0.6)

(Loss) from discontinued operations	$—	$(0.2)	$(1.0)

Liquidity and Capital Resources

We generated cash during 2010 from operations, tax refunds and proceeds from the exercise of stock options. We used cash during 2010 for operations, real estate development and construction, and payments of property taxes.

As of December 31, 2010, we had cash and cash equivalents of $183.8 million, compared to $163.8 million as of December 31, 2009. Our increase in cash and cash equivalents in 2010 primarily relates to our operating activities as described below.

We invest our excess cash primarily in government-only money market mutual funds, short-term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.

We have a $125 million revolving credit facility with Branch Banking and Trust Company (“BB&T”) and Deutsche Bank that expires on September 19, 2012. We have the option to request an increase in the principal amount available under the credit facility up to $200 million through syndication on a best efforts basis.

The Credit Agreement provides for swing advances of up to $5.0 million and the issuance of letters of credit of up to $30.0 million. No funds have been drawn on the credit facility as of December 31, 2010. The proceeds of any future borrowings under the credit facility may be used for general corporate purposes. We have pledged 100% of the membership interests in our largest subsidiary, St. Joe Timberland Company of Delaware, LLC, as security for the credit facility. We have also agreed that upon the occurrence of an event of default, St. Joe Timberland Company of Delaware, LLC will grant to the lenders a first priority pledge of and/or a lien on substantially all of its assets.

As more fully described in Note 13, Debt in our Consolidated Financial Statements, the credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The amendment also limits the amount of our investments not otherwise permitted by the credit facility to $175.0 million and the amount of our additional debt not otherwise permitted by the credit facility to $175.0 million. We were in compliance with our debt covenants at December 31, 2010.

On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service to the new Northwest Florida Beaches International Airport. Service at the new airport consists of two daily non-stop flights from Northwest Florida to each of four destinations for a total of eight daily non-stop flights.

We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. These cash payments and reimbursements could have a significant effect on our cash flows and results of operations depending on the results of Southwest’s operations of the air service. There were no reimbursements to Southwest Airlines during 2010; no losses were incurred per the agreed upon services.

The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by us if the payments to Southwest exceed $14 million in the first year of air service and $12 million in the second year of air service. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement. In order to mitigate potential losses that may arise from changes in Southwest Airlines’ jet fuel costs, we have entered into a short-term premium neutral collar arrangement with respect to the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes.

In November 2010, we entered into a new fiber supply agreement with Smurfit-Stone Container Corporation that requires us to deliver and sell a total of 3.9 million tons of pine pulpwood through December, 2017. Pricing under the agreement approximates market, using a formula based on published regional prices for pine pulpwood. The agreement is assignable by us, in whole or in part, to purchasers of our properties, or any interest therein, and does not contain a lien, encumbrance, or use restriction on any of our properties.

We believe that our current cash position, our undrawn $125.0 million revolving credit facility and the cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our near-term working capital needs and capital expenditures and provide us with the financial flexibility to withstand the current market downturn.

Cash Flows from Operating Activities

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land sales segment, our timberland operations and land developed by the commercial real estate segment, are included in operating activities on the statement of cash flows.

Net cash provided by operations was $16.3 million during 2010 as compared with $50.7 million during 2009, and $48.5 million during 2008. Total capital expenditures for our residential real estate segment in 2010,

2009 and 2008 were $7.0 million, $13.4 million and $27.1 million, respectively. The 2008 expenditures were net of an $11.6 million reimbursement received from a community development district (“CDD”) bond issue at one of our residential communities. Additional capital expenditures in 2010, 2009 and 2008 totaled $7.8 million, $2.4 million and $5.3 million, respectively, and primarily related to commercial real estate development.

The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, construction of single-family homes, construction of multi-family buildings and commercial land development. Prior to 2009, we devoted significant resources to the development of several new large-scale residential communities, including WindMark Beach, RiverTown and WaterSound. Because of adverse market conditions and the substantial progress on these large-scale developments, we have significantly reduced our capital expenditures over the past three years. We expect our 2011 capital expenditures to increase compared with 2010 levels as the development of our land progresses, including construction of our corporate headquarters in VentureCrossings Enterprise Centre. We anticipate that future capital commitments will be funded through our cash balances, operations and credit facility.

During 2010, we received $67.7 million in tax refunds due to the tax planning strategy we implemented in 2009 in order to take advantage of certain tax loss carrybacks which expired in 2009. In 2009, we received $32.3 in tax refunds for loss carryforwards associated with our 2006 through 2008 tax years. We had no income tax receivable at December 31, 2010.

During 2009, we received $11.0 million from the sale of our Victoria Park community which consisted of homes, homesites, undeveloped land, notes receivable and a golf course and $3.0 million from the sale of our St. Johns Golf and Country Club golf course. In addition, we received approximately $7.0 million in cash proceeds in connection with the sale of our SevenShores condominium and marina development project during 2009. The cash flows associated with our discontinued golf course operations were not material to our operating cash flows.

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

During 2008, we increased our operating cash flows as a result of large tract rural land sales. During 2008, we sold a total of 79,031 acres of timberland in three separate transactions in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million, which installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We received $96.1 million in net cash proceeds from the monetization of these installment notes. We did not enter into any installment note sales during 2009 or 2010.

Cash Flows from Investing Activities

Net cash (used in) provided by investing activities was $(0.5) million in 2010, as compared with $0.2 million in 2009 and $(1.4) million in 2008. Cash flows from investing activities include the purchase of property, plant and equipment, sale of other assets not held for sale, distributions of capital and investment in unconsolidated affiliates.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $4.2 million in 2010, $(2.6) million in 2009 and $44.2 million in 2008. Cash provided by financing activities in 2010 resulted primarily from proceeds from the exercise of stock options.

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

As previously discussed, we monetized notes receivable from rural land installment sales in 2008. Proceeds from these transactions were used to reduce debt.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying either as the property is sold by us or when assessed to us by the CDD. Accordingly, we have recorded debt of $29.4 million and $29.9 million related to CDD debt as of December 31, 2010 and December 31, 2009, respectively. Total outstanding CDD debt was $57.7 million and $58.5 million at December 31, 2010 and 2009, respectively. We retired approximately $30.0 million of CDD debt with the proceeds of our common stock offering during 2008.

Executives have surrendered a total of 2,472,017 shares of our stock since 1998 in payment of strike prices and taxes due on exercised stock options and vested restricted stock. For 2010, 2009 and 2008, 42,762, shares worth $1.3 million, 40,281 shares worth $1.1 million and 70,077 shares worth $2.8 million, respectively, were surrendered by executives for the cash payment of taxes due on exercised stock options and vested restricted stock.

Cash flows from discontinued operations are reported in the consolidated statement of cash flows as operating, investing and financing along with our continuing operations for 2009 and 2008.

Off-Balance Sheet Arrangements

During 2008 and 2007, we sold 79,031 acres and 53,024 acres, respectively, of timberland in exchange for 15-year installment notes receivable in the aggregate amount of $108.4 million and $74.9 million, respectively. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified special purpose entities. The entities’ financial position and results are not consolidated in our financial statements.

During 2008 and 2007, the entities monetized $108.4 million and $74.9 million, respectively, of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $96.1 million and $66.9 million in net proceeds were distributed to us during 2008 and 2007, respectively. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $10.3 million for all installment notes monetized through December 31, 2010, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates. In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. We did not record any impairment adjustments as a result of changes in previously projected cash flows during 2010, 2009 and 2008. We deferred approximately $97.1 million and $63.4 million of gain for income tax purposes through this installment sale structure during 2008 and 2007, respectively.

Contractual Obligations and Commercial Commitments at December 31, 2010

	Payments Due by Period
		Less Than			More Than
Contractual Cash Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Debt(2)(3)	$54.7	$2.0	$3.6	$19.7	$29.4
Interest related to community development district debt	14.3	0.9	1.8	1.8	9.8
Purchase obligations(4)	9.2	8.2	1.0	—	—
Operating leases	2.3	2.1	0.2	—	—

Total Contractual Cash Obligations	$80.5	$13.2	$6.6	$21.5	$39.2

(1)	Excludes standby guarantee liability of $0.8 million and FIN 48 tax liability of $1.4 million due to uncertainty of payment periods.

(2)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $25.3 million, which will be paid by pledged treasury securities.

(3)	Community Development District (“CDD”) debt maturities are presented in the year of contractual maturity; however, earlier payments may be required when the properties benefited by the CDD are sold. This includes amounts that may be transferred to the buyer when projects are sold.

(4)	These aggregate amounts include individual contracts in excess of $0.1 million.

	Amount of Commitment Expirations per Period
	Total Amounts	Less Than			More Than
Other Commercial Commitments	Committed	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Surety bonds	$27.9	$24.4	$3.5	$—	$—
Standby letters of credit	0.8	0.8	—	—	—

Total Commercial Commitments	$28.7	$25.2	$3.5	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk related to our $125 million credit facility. As of December 31, 2010, we had no amounts drawn under our credit facility. The interest on borrowings under the credit facility is based on either LIBOR rates or certain base rates established by the credit facility. The applicable interest rate for LIBOR rate loans is based on the higher of (a) an adjusted LIBOR rate plus the applicable interest margin (ranging from 2.00% to 2.75%), determined based on the ratio of our total indebtedness to total asset value, or (b) 4.00%. The applicable interest rate for base rate loans is based on the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus the applicable interest margin (ranging from 1.00% to 1.75%). The credit facility also has an unused commitment fee payable quarterly at an annual rate of 0.50%.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2010.

Expected Contractual Maturities

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
	($ in millions)

Long-term Debt
Fixed Rate(1)	$—	$—	$—	$—	$—	$29.4	$29.4	$29.4
Wtd. Avg. Interest Rate	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%

We estimate the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2010, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rates and market values.

(1)	Excludes $25.3 million of defeased debt as the Company bears no market risk.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and related notes on pages F-2 to F-45 and the Report of Independent Registered Public Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting.  During the quarter ended December 31, 2010 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

(d) Attestation Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders
The St. Joe Company:

We have audited The St. Joe Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flow for each of the years in the three-year period ended December 31, 2010 and the related financial statement schedule, and our report dated March 2, 2011, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
March 2, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, nominees for director, executive officers and certain corporate governance matters is described in our proxy statement relating to our 2011 annual meeting of shareholders to be held on May 17, 2011 (the “proxy statement”). This information is set forth in the proxy statement under the captions “Proposal No. 1 — Election of Directors”, “Executive Officers”, and “Corporate Governance and Related Matters.” This information is incorporated by reference in this Part III.

Item 11.	Executive Compensation

Information concerning compensation of our executive officers and directors for the year ended December 31, 2010 is presented under the caption “Executive Compensation and Other Information” in our proxy statement. This information is incorporated by reference in this Part III.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management is set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in our proxy statement and is incorporated by reference in this Part III.

Equity Compensation Plan Information

Our shareholders have approved all of our equity compensation plans. These plans are designed to further align our directors’ and management’s interests with our long-term performance and the long-term interests of our shareholders.

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2010:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by security holders	364,281	$39.62	1,693,972
Equity compensation plans not approved by security holders	—	—	—

Total	364,281	$39.62	1,693,972

For additional information regarding our equity compensation plans, see Note 2, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements under the heading, “Stock-Based Compensation.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2010, if any, and director independence is set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our proxy statement. This information is incorporated by reference in this Part III.

Item 14.	Principal Accountant Fees and Services

Information concerning our independent registered public accounting firm is presented under the caption “Audit and Finance Committee Information” in our proxy statement and is incorporated by reference in this Part III.

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

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant effective February 8, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2011).
4.1	Shareholder Protection Rights Agreement dated February 15, 2011 by and between the registrant and American Stock Transfer & Trust Company, LLC, including the Form of Right Certificate attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on February 17, 2011).
10.1	Credit Agreement dated September 19, 2008 by and among the registrant, Branch Banking and Trust Company, as agent and lender, Deutsche Bank Trust Company Americas, as lender and BB&T Capital Markets, as lead arranger ($125 million credit facility), including all exhibits and schedules thereto, as amended by the First Amendment dated October 30, 2008, Second Amendment dated February 20, 2009, Third Amendment dated May 1, 2009, Fourth Amendment dated October 15, 2009 and Fifth Amendment dated December 23, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.2	Sixth Amendment to Credit Agreement dated January 12, 2011 by and among the registrant, Branch Banking and Trust Company, as agent and lender, and Deutsche Bank Trust Company Americas, as lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 12, 2011).
10.3	Strategic Alliance Agreement for Air Service dated October 21, 2009 by and between the registrant and Southwest Airlines Co. (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).
10.4	Master Airport Access Agreement dated November 22, 2010 by and between the registrant and the Panama City-Bay County Airport and Industrial District (the “Airport District”) (including as attachments the Land Donation Agreement dated August 22, 2006, by and between the registrant and the Airport District, and the Special Warranty Deed dated November 29, 2007, granted by St. Joe Timberland Company of Delaware, LLC to the Airport District) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2010).
10.5*	Pulpwood Supply Agreement dated November 1, 2010 by and between St. Joe Timberland Company of Delaware, L.L.C. and Smurfit-Stone Container Corporation.
10.6	Letter Agreement dated April 6, 2009 by and among the registrant, Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 7, 2009).
10.7	Termination Letter dated January 12, 2011 by and among the registrant, Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 12, 2011).
10.8	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.9	Form of First Amendment to Executive Employment Agreement (regarding Section 409A compliance incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.10	Second Amendment to Employment Agreement of Wm. Britton Greene dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.11	Form of Amendment to Executive Employment Agreement (regarding additional Section 409A compliance matters) (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit
Number	Description

10.12	Letter Agreement regarding relocation benefits dated March 16, 2010 by and between the registrant and Wm. Britton Greene (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2010).
10.13	Letter Agreement regarding relocation benefits dated June 14, 2010 by and between the registrant and Rusty Bozman.
10.14	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.15	Deferred Capital Accumulation Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.16	Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.17	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File 333-160916)).
10.18	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.19	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.20	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.21	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).
10.22	2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement on Schedule 14A filed on March 31, 2009).
10.23	Form of Stock Option Agreement (for awards prior to July 27, 2006) (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.24	Form of Stock Option Agreement (for awards from July 27, 2006 through May 12, 2009 incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.25	Form of Restricted Stock Agreement (for awards with time-based vesting conditions from July 27, 2006 through May 12, 2009 incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).
10.26	Form of Restricted Stock Agreement under 2001 Stock Incentive Plan (for awards with performance-based vesting conditions incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).
10.27	Form of First Amendment to Restricted Stock Agreement under 2001 Stock Incentive Plan (for awards with performance-based vesting conditions incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.28	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with performance-based vesting conditions prior to February 7, 2011 incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).
10.29	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with time-based vesting conditions incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).
10.30	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with performance-based vesting conditions from February 7, 2011).
10.31	Form of Director Election Form describing director compensation (updated May 2009 incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.32	2010 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).

Exhibit
Number	Description

10.33	2011 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2011).
10.34	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).
10.35	Form of Amendment to Indemnification Agreement for Certain Directors and Officers. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).
10.36	Separation Agreement dated February 25, 2011 by and between the registrant and Wm. Britton Greene (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).
10.37	The St. Joe Company Trust Under Separation Agreement F.B.O. Wm. Britton Greene, dated February 25, 2011, by and between the registrant and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).
10.38	Letter Agreement dated February 25, 2011 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).
14.1	Code of Business Conduct and Ethics (revised February 7, 2011).
21.1	Subsidiaries of The St. Joe Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.
31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Supplemental information regarding sales activity and other quarterly and year end information.
100**	The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31,2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flow and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of the agreement. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 100 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned representative thereunto duly authorized.

The St. Joe Company

By:	/s/ Wm. Britton Greene
Wm. Britton Greene
President and Chief Executive Officer

Dated: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2011.

Signature	Title

/s/ Wm. Britton Greene Wm. Britton Greene	President and Chief Executive Officer (Principal Executive Officer)

/s/ William S. McCalmont William S. McCalmont	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Janna L. Connolly Janna L. Connolly	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Michael L. Ainslie Michael L. Ainslie	Director

/s/ Hugh M. Durden Hugh M. Durden	Director and Chairman of the Board

/s/ Thomas A. Fanning Thomas A. Fanning	Director

/s/ Delores M. Kesler Delores M. Kesler	Director

/s/ John S. Lord John S. Lord	Director

/s/ Walter L. Revell Walter L. Revell	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The St. Joe Company:

We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flow for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Certified Public Accountants
Jacksonville, Florida
March 2, 2011

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Investment in real estate	$755,392	$767,006
Cash and cash equivalents	183,827	163,807
Notes receivable	5,731	11,503
Pledged treasury securities	25,281	27,105
Prepaid pension asset	40,992	42,274
Property, plant and equipment, net	13,014	15,269
Income taxes receivable	—	63,690
Other assets	27,458	26,290

Total assets	$1,051,695	$1,116,944

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$54,651	$57,014
Accounts payable and other	14,977	13,781
Accrued liabilities and deferred credits	73,233	92,548
Income tax payable	1,772	—
Deferred income taxes	34,625	57,281

Total liabilities	179,258	220,624
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,923,913 and 122,557,167 issued at December 31, 2010 and 2009, respectively	935,603	924,267
Retained earnings	878,498	914,362
Accumulated other comprehensive (loss)	(10,546)	(12,558)
Treasury stock at cost, 30,318,478 and 30,275,716 shares held at December 31, 2010 and 2009, respectively	(931,431)	(930,124)

Total stockholders’ equity	872,124	895,947

Noncontrolling interest	313	373

Total equity	872,437	896,320

Total liabilities and equity	$1,051,695	$1,116,944

The accompanying notes are an integral part of these consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands except per share amounts)

Revenues:
Real estate sales	$38,923	$78,758	$194,545
Resort and club revenues	29,429	29,402	32,745
Timber sales	28,841	26,584	26,638
Other revenues	2,347	3,513	4,230

Total revenues	99,540	138,257	258,158

Expenses:
Cost of real estate sales	8,470	60,439	53,129
Cost of resort and club revenues	31,486	32,308	38,638
Cost of timber sales	20,199	19,113	19,842
Cost of other revenues	2,133	2,247	3,030
Other operating expenses	34,783	39,984	53,516
Corporate expense, net	26,178	24,313	30,732
Depreciation and amortization	13,657	15,115	16,040
Pension charges	4,138	46,042	4,177
Impairment losses	4,799	102,683	60,354
Restructuring charges	5,251	5,368	4,253

Total expenses	151,094	347,612	283,711

Operating loss	(51,554)	(209,355)	(25,553)

Other income (expense):
Investment income, net	1,470	2,660	6,061
Interest expense	(8,612)	(1,157)	(4,483)
Other, net	3,250	2,712	(7,667)
Loss on early extinguishment of debt	—	—	(30,554)

Total other (expense) income	(3,892)	4,215	(36,643)

Loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes	(55,446)	(205,140)	(62,196)
Equity in loss of unconsolidated affiliates	(4,308)	(122)	(330)
Income tax benefit	(23,849)	(81,227)	(26,921)

Loss from continuing operations	(35,905)	(124,035)	(35,605)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(6,888)	(1,568)
Gain on sales of discontinued operations, net of tax	—	75	—

Loss from discontinued operations, net of tax	—	(6,813)	(1,568)

Net loss	$(35,905)	$(130,848)	$(37,173)
Less: Net loss attributable to noncontrolling interest	(41)	(821)	(807)

Net loss attributable to the Company	$(35,864)	$(130,027)	$(36,366)

(LOSS) PER SHARE
Basic
Loss from continuing operations attributable to the Company	$(0.39)	$(1.35)	$(0.38)
Loss from discontinued operations attributable to the Company	$—	$(0.07)	$(0.02)

Net loss attributable to the Company	$(0.39)	$(1.42)	$(0.40)

Diluted
Loss from continuing operations attributable to the Company	$(0.39)	$(1.35)	$(0.38)
Loss from discontinued operations attributable to the Company	$—	$(0.07)	$(0.02)

Net loss attributable to the Company	$(0.39)	$(1.42)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
	(Dollars in thousands, except per share amounts)

Balance at December 31, 2007(1)	74,597,456	$323,355 (1)	$1,080,755 (1)	$3,275	$(926,322)	$6,276	$487,339

Comprehensive (loss):
Net (loss)	—	—	(36,366)	—	—	(807)	(37,173)
Amortization of pension and postretirement benefit costs, net	—	—	—	757	—	—	757
Pension settlement and curtailment costs, net	—	—	—	2,568	—	—	2,568
Actuarial change in pension and postretirement benefits, net	—	—	—	(49,260)	—	—	(49,260)

Total comprehensive (loss)	—	—	—	—	—	—	(83,108)

Distributions	—	—	—	—	—	(2,697)	(2,697)
Issuances of restricted stock	734,828	—	—	—	—	—	—
Forfeitures of restricted stock	(253,037)	—	—	—	—	—	—
Issuances of common stock, net of offering costs	17,201,082	581,455	—	—	—	—	581,455
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(56)	—	—	—	—	(56)
Amortization of stock-based compensation	—	12,343	—	—	—	—	12,343
Purchases of treasury shares	(77,065)	—	—	—	(2,845)	—	(2,845)

Balance at December 31, 2008	92,203,264	$917,097	$1,044,389	$(42,660)	$(929,167)	$2,772	$992,431

Comprehensive (loss):
Net (loss)	—	—	(130,027)	—	—	(821)	(130,848)
Amortization of pension and postretirement benefit costs, net	—	—	—	1,544	—	—	1,544
Pension settlement and curtailment costs, net	—	—	—	28,316	—	—	28,316
Actuarial change in pension and postretirement benefits, net	—	—	—	242	—	—	242

Total comprehensive (loss)	—	—	—	—	—	—	(100,746)

Distributions	—	—	—	—	—	(1,578)	(1,578)
Issuances of restricted stock	332,741	—	—	—	—	—	—
Forfeitures of restricted stock	(246,430)	—	—	—	—	—	—
Issuances of common stock	32,157	718	—	—	—	—	718
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(801)	—	—	—	—	(801)
Amortization of stock-based compensation	—	7,253	—	—	—	—	7,253
Purchases of treasury shares	(40,281)	—	—	—	(957)	—	(957)

Balance at December 31, 2009	92,281,451	$924,267	$914,362	$(12,558)	$(930,124)	$373	$896,320

Comprehensive (loss):
Net (loss)	—	—	(35,864)	—	—	(41)	(35,905)
Amortization of pension and postretirement benefit costs, net	—	—	—	2,012	—	—	2,012

Total comprehensive (loss)	—	—	—	—	—	—	(33,893)

Distributions	—	—	—	—	—	(19)	(19)
Issuances of restricted stock	340,053	—	—	—	—	—	—
Forfeitures of restricted stock	(152,193)	—	—	—	—	—	—
Issuances of common stock	178,886	5,082	—	—	—	—	5,082
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(362)	—	—	—	—	(362)
Amortization of stock-based compensation	—	6,616	—	—	—	—	6,616
Purchases of treasury shares	(42,762)	—	—	—	(1,307)	—	(1,307)

Balance at December 31, 2010	92,605,435	$935,603	$878,498	$(10,546)	$(931,431)	$313	$872,437

(1)	The opening balance of common stock and retained earnings was adjusted by $1.9 million and $1.1 million, respectively, for an immaterial correction. Refer to Note 1, “Correction of Prior Period Error”.

The accompanying notes are an integral part of these consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(35,905)	$(130,848)	$(37,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,657	16,112	17,362
Stock-based compensation	5,159	8,712	12,343
Equity in loss of unconsolidated joint ventures	4,308	122	330
Deferred income tax (benefit) expense	(23,990)	(20,672)	3,665
Loss on early extinguishment of debt	—	—	30,554
Impairment losses	4,799	113,039	60,545
Pension charges	4,138	46,042	4,177
Cost of operating properties sold	6,321	58,695	47,025
Expenditures for operating properties	(14,782)	(15,841)	(32,379)
Changes in operating assets and liabilities:
Notes receivable	7,513	6,625	5,280
Other assets	(3,575)	8,399	6,392
Accounts payable and accrued liabilities	(15,968)	(9,566)	(29,296)
Income taxes payable/ (receivable)	64,637	(30,084)	(40,366)

Net cash provided by operating activities	16,312	50,735	48,459

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,282)	(2,538)	(2,278)
Maturities and redemptions of investments, held to maturity	—	—	619
Proceeds from the disposition of assets	120	2,221	—
Distributions from unconsolidated affiliates	650	535	—
Investments in unconsolidated affiliates	—	—	240

Net cash (used in) provided by investing activities	(512)	218	(1,419)

Cash flows from financing activities:
Net borrowings from revolving credit agreements	—	—	35,000
Repayment of borrowings under revolving credit agreements	—	—	(167,000)
Repayments of other long-term debt	—	—	(370,000)
Make whole payment in connection with prepayment of senior notes	—	—	(29,690)
Distributions to minority interest partner	(19)	(1,578)	(2,697)
Proceeds from exercises of stock options	5,083	718	1,653
Issuance of common stock	—	—	579,802
Excess (reduction in) tax benefits from stock-based compensation	463	(801)	(56)
Taxes paid on behalf of employees related to stock-based compensation	(1,307)	(957)	(2,845)

Net cash provided by (used in) financing activities	4,220	(2,618)	44,167

Net increase in cash and cash equivalents	20,020	48,335	91,207
Cash and cash equivalents at beginning of year	163,807	115,472	24,265

Cash and cash equivalents at end of year	$183,827	$163,807	$115,472

The accompanying notes are an integral part of these consolidated financial statements.

	2010	2009	2008

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,505	$284	$11,969
Income taxes (received) paid, net	(65,061)	(34,160)	8,833
Capitalized interest	245	44	1,582
Non-cash financing and investment activities:
Issuance of restricted stock, net of forfeitures	$4,459	$(713)	$12,255
Forgiveness of debt in connection with sale of marina/condominium project	—	(5,478)	—
Decrease in notes receivable related to take back of real estate inventory	—	(399)	—
Notes receivable written-off in connection with sales transactions	—	(13,347)	—
Decrease in note payable satisfied by deed of land and land improvements	—	(3,450)	—
Net (decrease) increase in Community Development District Debt	(539)	(1,023)	6,251
(Decrease) in pledged treasury securities related to defeased debt	(1,824)	(1,805)	(1,761)

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

During 2009, the Company sold non-strategic assets including its Victoria Park community, which consisted of homesites, homes, undeveloped land, notes receivable and a golf course, St. Johns Golf and Country Club golf course and its SevenShores condominium and marina development project. The Company also sold its remaining inventory and equipment assets related to its cypress sawmill and mulch plant, Sunshine State Cypress, Inc. during 2009, which assets and liabilities were classified as held for sale at December 31, 2008. Certain operating results associated with these entities have been classified as discontinued operations for all periods presented through the period in which they were sold. See Note 4, Discontinued Operations.

The Company currently conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry.

Real Estate

The residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes primarily on its existing land. The Company owns large tracts of land in Northwest Florida, including large tracts near Tallahassee and Panama City, and significant Gulf of Mexico beach frontage and waterfront properties. The Company devotes resources to the conceptual design, planning, permitting and construction of certain key projects currently under development, and the Company will maintain this process for certain select communities going forward. The success of this strategy is dependent on the Company’s intent and ability to hold and sell these key projects, in most cases, over a long-term horizon.

The commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, multi-family, office, hotel, industrial uses and rental income. The Company sells or leases and develops commercial land and provides development opportunities for national and regional commercial retailers and strategic partners in Northwest Florida. The Company also offers for sale land for commercial and light industrial uses within large and small-scale commerce parks, as well as for multi-family residential rental projects.

The rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses located primarily in Northwest Florida. The rural land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited development activity including improved roads, ponds and fencing. We also sell credits to developers from our wetland mitigation banks, and sell easements for utility and road rights of way.

Forestry

The forestry segment focuses on the management and harvesting of the Company’s extensive timber holdings, as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is one of the largest private owners of land in Florida, most of which is currently managed as timberland. The principal products of the Company’s forestry operations are pine pulpwood, sawtimber, forest products and conservation land management services.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately one-half of the wood harvested by the Company is sold under a long-term pulpwood supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”). The agreement, which expires on December 31, 2017, provides for the sale of approximately 3.9 million tons of pulpwood over the term of the contract, with specified yearly obligated volumes. The supply agreement is assignable by St Joe in whole or in part, to purchasers of its properties or any interest therein. The supply agreement does not contain a lien, encumbrance or use restriction on any of the Company’s properties.

2.	Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The operations of dispositions and assets classified as held for sale in which the Company has no significant continuing involvement are included in discontinued operations through the dates that they were sold. Investments in joint ventures and limited partnerships in which the Company does not have control are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

Correction of Prior Period Errors

In the first quarter of 2010, the Company determined that approximately $2.6 million ($1.6 million net of tax) of stock-based compensation expense related to the acceleration of the service period for retirement eligible employees should have been recognized in periods prior to 2010. Accordingly, the opening balance of common stock, retained earnings and deferred income taxes at December 31, 2007 were adjusted by $1.9 million, $1.1 million and $0.8 million, respectively. The Consolidated Balance Sheet for December 31, 2008 has been adjusted to reflect a $0.8 million increase in common stock, a $0.5 million reduction in retained earnings and a corresponding $0.3 million increase in deferred taxes. This correction is similarly reflected as an adjustment to Common Stock and retained earnings as of December 31, 2009 in the Consolidated Statement of Changes in Equity. The correction of this error also affected the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and the Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008. These corrections were not considered to be material to prior period financial statements.

During 2010, the Company determined that an additional liability for certain of its Community Development District (“CDD”) debt that is probable and reasonably estimable of repayment by the Company in the future should have been recognized in periods prior to 2010. Accordingly, the consolidated balance sheet for December 31, 2009 has been adjusted to increase debt and investment in real estate by $17.5 million. There was no impact on the consolidated statement of operations, cash flows or equity. This correction was not considered material to prior period financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, impairment assessments, prepaid pension asset, accruals, valuation of standby guarantee liability and deferred taxes. Actual results could differ from those estimates. Real estate impairment analyses are particularly dependent on the estimated holding and

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selling period, which are based on management’s current intent for the use and disposition of each property, which could be subject to change in future periods.

Because of the recession and the adverse market conditions that currently exist in Florida and national real estate markets and financial and credit markets, it is possible that the estimates and assumptions, most notably those involving the Company’s investment in real estate, could change materially during the time span associated with the continued weakened state of these real estate markets and financial markets, respectively.

Revenue Recognition

Revenues consist primarily of real estate sales, timber sales, resort and club operations and other revenues.

Revenues from real estate sales, including sales of rural land, residential homes (including detached single-family and attached townhomes) and homesites, and commercial buildings, are recognized upon closing of sales contracts and conveyance of title. A portion of real estate inventory and estimates for costs to complete are allocated to each housing unit based on the relative sales value of each unit as compared to the sales value of the total project.

Revenues for multi-family residences under construction are recognized using the percentage-of-completion method of accounting when (1) construction is beyond a preliminary stage, (2) the buyer has made sufficient deposit and is committed to the extent of being unable to require a refund except for nondelivery of the unit, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, (4) the sales price is collectible, and (5) aggregate sales proceeds and costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. Any amounts due under sales contracts, to the extent recognized as revenue are recorded as contracts receivable. The Company reviews the collectability of contract receivables and, in the event of cancellation or default, adjusts the percentage-of-completion calculation accordingly. There were no contract receivables at December 31, 2010 and 2009, respectively. Revenue for multi-family residences is recognized at closing using the full accrual method of accounting if the criteria for using the percentage-of-completion method are not met before construction is substantially completed.

Percentage-of-completion accounting is also used for our homesite sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Resort and club revenues include service and rental fees associated with the WaterColor Inn, WaterColor, WaterSound Beach and WindMark Beach vacation rental programs and other resort, golf club and marina operations. These revenues are generally recognized as services are provided. Golf membership revenues are deferred and recognized ratably over the membership period.

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

Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenues and costs and expenses.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) differs from net income (loss) due to changes in the funded status of certain Company benefit plans. See Note 16, Employee Benefits Plans. The Company has elected to disclose comprehensive income (loss) in its Consolidated Statements of Changes in Equity.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts and money market instruments having original maturities at acquisition date of 90 days or less.

Accounts and Notes Receivable

Substantially all of the Company’s trade accounts receivable and notes receivable are due from customers located within the United States. The Company evaluates the carrying value of trade accounts receivable and notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. In addition, the Company utilized a discounted cash flow method to record its investment in retained beneficial interests at fair value. See Note 3, Fair Value Measurements.

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

Real estate inventory costs include land and common development costs (such as roads, sewers and amenities), multi-family construction costs, capitalized property taxes, capitalized interest and certain indirect costs. Construction costs for single-family homes are determined based upon actual costs incurred. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.

Investment in real estate is carried at cost, net of depreciation and timber depletion. Depreciation is computed on straight-line method over the useful lives of the assets ranging from 15 to 40 years. Depletion of timber is determined by the units of production method, whereby capitalized timber costs are accumulated and expensed as units are sold.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation or amortization. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the useful lives of various assets, generally three to 10 years.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets and Discontinued Operations

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating, development and investment property. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the market price or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a current period operating or cash flow loss for an operating property; and

•	an accumulation of costs in a development property that significantly exceeds its historically low basis in property held long-term.

Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. Homes and homesites ready for sale include properties that are actively marketed with an intent to sell such properties in the near term. Management identifies properties as being ready for sale when the intent is to sell such assets in the near term and under current market conditions. Other properties that management does not intend to sell in the near term under current market conditions are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.

For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	projected price appreciation over time, which can generally range from 0% to 7% annually;

•	the amount and trajectory of price appreciation over the estimated selling period;

•	the length of the estimated development and selling periods, which ranges from 5 years to 17 years depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs and holding costs to be incurred over the selling period;

•	in situations where development plans are subject to change, the amount of entitled land subject to bulk land sales or alternative use and the estimated selling prices of such property;

•	for commercial development property, future pricing which is based on sales of comparable property in similar markets; and

•	assumptions regarding the intent and ability to hold individual investments in real estate over projected periods and related assumptions regarding available liquidity to fund continued development.

For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

•	for investments in hotel and rental condominium units, average occupancy and room rates, revenues from food and beverage and other amenity operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties as condo-hotels or condominiums, based on current prices for similar units appreciated to the expected sale date;

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and

•	for investments in golf courses, future rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group, which can be up to 35 years for certain properties with long range development plans. The estimated holding period is based on management’s current intent for the use and disposition of each property, which could be subject to change in future periods if the strategic direction of the Company as set by management and approved by the Board of Directors were to change. If the excess of undiscounted cash flows over the carrying value of a property is small, there is a greater risk of future impairment in the event of such changes and any resulting impairment charges could be material.

Excluding any properties that have been written down to fair value, at December 31, 2010 the Company has one development property with a carrying value of approximately $23 million whose current undiscounted cash flows is approximately 110% of its carrying value.

In the event that projected future undiscounted cash flows are not adequate to recover the carrying value of a property, impairment is indicated and the Company would be required under generally accepted accounting principles to write down the asset to its fair value. Fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals of the underlying property, or a combination thereof.

The Company classifies assets as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair market value less costs to sell. The operations and gains on sales reported in discontinued operations include operating properties sold during the year and assets classified as held-for-sale for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement or significant cash flows after disposition. The operations from these assets have been eliminated from ongoing operations. Prior periods have been reclassified to reflect the operations of these assets as discontinued operations. The operations and gains on sales of operating assets for which the Company has continuing involvement or significant cash flows are reported as income from continuing operations.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in the State of Florida in a number of specific development projects. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on our real estate values.

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

In the event of a failure and liquidation of the financial institution involved in our land installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and balance sheet.

On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service to the new Northwest Florida Beaches International Airport. Service at the new airport consists of two daily non-stop flights from Northwest Florida to each of four destinations for a total of eight daily non-stop flights.

The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making specified break-even payments. There was no reimbursement required for the period ended December 31, 2010. These cash payments and reimbursements could have a significant effect on our cash flows and results of operations depending on the results of Southwest Airlines’ operation of the air service. The agreement also provides that Southwest Airlines’ profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments.

The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by us if the payments to Southwest Airlines exceed $14 million in the first year of air service and $12 million in the second year of air service. Southwest Airlines may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement. As of December 31, 2010 actual revenues have exceeded these minimum amounts. In order to mitigate potential losses that may arise from changes in Southwest Airlines’ jet fuel costs, we have entered into a short term premium neutral collar arrangement expiring in May 2011 with respect to the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes. The notional quantity hedged is 200,000 gallons per month, with the call price at $2.55 per gallon and the put price at $1.93 per gallon.

Smurfit-Stone’s Panama City mill is the largest consumer of pine pulpwood logs within the immediate area in which most of the Company’s timberlands are located. In July of 2010, Smurfit-Stone emerged from

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by St. Joe during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. Under the terms of the supply agreement, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the Smurfit-Stone mill in Panama City were to permanently cease operations, the price for the Company’s pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

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

Stock Options and Non-vested Restricted Stock

The Company offers a stock incentive plan whereby awards may be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the award agreements). Non-vested restricted shares generally vest over requisite service periods of three or four years and are considered to be outstanding shares, beginning on the date of each grant. Stock option awards are granted with an exercise price equal to market price of the Company’s stock on the date of grant. The options vest over requisite service periods and are exercisable in equal installments on the third, fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 10 years after the date of grant. The Company has allocated 2 million shares for future issuance under its 2009 Equity Incentive Plan.

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Total stock-based compensation recognized on the Consolidated Statements of Operations for the three years ended December 31, 2010 as corporate expense is as follows:

	2010	2009	2008

Stock option (income) expense(a)	$(468)	$850	$1,220
Restricted stock expense(b)	5,627	7,862	11,123

Total charged against income before tax benefit	$5,159	$8,712	$12,343

Amount of related income tax benefit recognized in income	$2,060	$3,459	$5,369

(a) Includes an adjustment made in 2010 for actual forfeitures resulting in a credit of approximately $0.6 million.

(b) Includes a reduction of $1.5 million and an addition of $1.5 million related to accrued cash liability awards at December 31, 2010 and 2009, respectively.

No stock options were granted in 2010, 2009 or 2008. Presented below are the per share weighted-average fair value of stock options granted during 2007 using the Black Scholes option-pricing model, along with the assumptions used.

The following table sets forth the summary of option activity outstanding under the stock option program for 2010:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value ($000)

Balance at December 31, 2009	564,590	$36.55	—	—
Granted	—	—	—	—
Forfeited or expired	(13,923)	49.51	—	—
Exercised	(178,886)	28.41	—	—

Balance at December 31, 2010	371,781	$39.98	2.8	—

Vested or expected to vest at December 31, 2010	364,281	$39.62	2.7	—

Exercisable at December 31, 2010	364,281	$39.62	2.7	—

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $1.0 million, $0.3 million and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value as of the exercise date and the exercise price of the shares. The closing price as of December 31, 2010 was $21.85 per share as reported by the New York Stock Exchange. Shares of Company stock issued upon the exercise of stock options in 2010, 2009 and 2008 were 178,886, 32,157 and 56,082 shares, respectively.

Cash received for strike prices from options exercised under stock-based payment arrangements for 2010, 2009 and 2008 was $5.1 million, $0.7 million and $1.6 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled $0.4 million, $0.8 million and $0.2 million, respectively, for 2010, 2009 and 2008.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of restricted stock activity outstanding under the restricted stock program for 2010:

		Weighted Average
	Number of	Grant Date
Non-Vested Restricted Shares	Shares	Fair Value

Balance at December 31, 2009	299,815	$36.66
Granted	163,009	27.86
Vested	(161,732)	38.49
Forfeited	(34,433)	30.99

Balance at December 31, 2010	266,659	$30.91

The weighted average grant date fair value of restricted shares granted during 2010, 2009 and 2008 was $27.86, $22.41 and $38.43, respectively.

As of December 31, 2010, there was $1.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock and stock option compensation arrangements which will be recognized over a weighted average period of three years. The total fair values of restricted stock and stock options which vested during the years ended December 31, 2010, 2009 and 2008 were $4.8 million, $5.6 million and $10.4 million, respectively.

Market Condition Grants

In February 2010, 2009 and 2008, the Company granted to its executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions defined as the Company’s total shareholder return as compared to the total shareholder returns of certain peer groups during a three year performance period.

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

A summary of the activity during 2010 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-vested Restricted Shares	Shares	Value

Balance at December 31, 2009	503,247	$23.95
Granted	177,044	21.23
Forfeited	(117,760)	23.56
Vested	—	—

Balance at December 31, 2010	562,531	$23.17

As of December 31, 2010, there was $2.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of two years. At December 31, 2010, the balance of the cash liability awards payable to terminated employees who had been granted market condition restricted shares was zero. On February 7, 2011, the measurement date, the cash liability amount was $0.8 million.

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

The following table presents a reconciliation of average shares outstanding:

	2010	2009	2008

Basic average shares outstanding	91,674,346	91,412,398	89,550,637
Incremental weighted average effect of stock options	—	—	—
Incremental weighted average effect of non-vested restricted stock	—	—	—

Diluted average shares outstanding	91,674,346	91,412,398	89,550,637

Approximately 0.1 million, 0.2 million and 0.4 million shares were excluded from the computation of diluted (loss) per share during the years ended December 31, 2010, 2009 and 2008, respectively, as the effect would have been anti-dilutive.

Through December 31, 2010, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2010. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to December 31, 2010, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,472,017 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock, for a total of 30,417,628 acquired shares. The Company did not repurchase shares from shareholders during 2010, 2009 and 2008. During 2010, 2009 and 2008, executives surrendered 42,762, 40,281 and 77,077 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

In addition, the Company’s $125.0 million revolving credit facility requires that the Company not pay dividends or repurchase stock in amounts in excess of any cumulative net income that the Company has earned since January 1, 2007.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Investments in money market and short term treasury instruments	$177,816	$177,816	$—	$—
Retained interest in entities	10,283	—	—	10,283

Total	$188,099	$177,816	$—	$10,283

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Investments in money market and short term treasury instruments	$143,985	$143,985	$—	$—
Retained interest in entities	9,881	—	—	9,881

Total	$153,866	$143,985	$—	$9,881

The Company has recorded a retained interest with respect to the monetization of certain installment notes, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.4 and $0.3 million in 2010 and 2009, respectively. In addition, the Company will receive the payment of the remaining principal on the installment notes at the end of their 15-year maturity period. The Company recorded losses, which were included in other income (expense), of $8.2 million during 2008, related to the monetization of $108.4 million in notes receivable through entities.

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

The debt securities are payable solely out of the assets of the entities (which consist of the installment notes and the irrevocable letters of credit). The debt investors in the entities have no recourse to the Company for payment of the debt securities. The entities financial position and results of operations are not consolidated in the Company’s financial statements. In addition, the Company has evaluated the recently issued accounting requirements of Topic 810 and has determined that it will not be required to consolidate the financial position and results of the entities as the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the entities, nor does the Company perform any service activity related to the entities.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any impairment adjustments as a result of changes in previously projected cash flows during 2010, 2009 or 2008.

The following is a reconciliation of the Company’s retained interest in various entities:

	2010	2009

Balance January 1	$9,881	$9,518
Additions	—	—
Accretion of interest income	402	363

Balance December 31	$10,283	$9,881

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making specified break-even payments. There was no reimbursement required for the period ended December 31, 2010. The agreement also provides that Southwest Airlines’ profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments.

The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest Airlines exceed $14.0 million in the first year of air service and $12.0 million in the second year of air service. Southwest Airlines may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.

At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows were estimated using numerous assumptions including future fuel costs, passenger load factors, air fares, and seasonality. Subsequently, the guarantee is measured at the greater of the fair value of the guarantee liability at inception or the payment amount that is probable and reasonably estimable of occurring, if any.

The Company carries a standby guarantee liability of $0.8 million at December 31, 2010 and December 31, 2009 related to this strategic alliance agreement.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale, and which management intends to sell in the near term under current market conditions, are measured at lower of carrying value or fair value less costs to sell. The fair value of these properties is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term under current market conditions, including development and operating properties, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. If determined to be impaired, the fair value of these properties is determined based on the net present value of discounted cash flows using estimated future expenditures necessary to maintain and complete the existing project and management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs). The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the impact of changes in development plans and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. The assets measured at fair value on a nonrecurring basis were as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value	Total
	Identical Assets	Inputs	Inputs	December 31,	Impairment
	(Level 1)	(Level 2)	(Level 3)	2010	Charge

Non-financial assets:
Investment in real estate	$—	$1,729	$7,134	$8,863	$4,297
Investment in unconsolidated affiliates	—	(2,220)	—	(2,220)	3,823
Notes receivable	—	677	—	677	502

Total assets	$—	$186	$7,134	$7,320	$8,622

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value
	Identical Assets	Inputs	Inputs	December 31,	Total
	(Level 1)	(Level 2)	(Level 3)	2009	Charge

Non-financial assets:
Investment in real estate	$—	$44,140	$13,577	$57,717	$93,565
Other long term assets	—	—	587	587	1,119

Total assets	$—	$44,140	$14,164	$58,304	$94,684

Standby guarantee liability	—	—	(791)	(791)	791

As a result of the Company’s impairment analyses in 2010, investment in real estate with a carrying amount of $13.2 million was written down to fair value of $8.9 million resulting in an impairment charge of $4.3 million and in 2009 investment in real estate with a carrying amount of $151.3 million was written down to fair value of $57.7 million, resulting in a charge of $93.6 million.

The continued decline in demand and market prices for real estate caused us to reevaluate our carrying amounts for investments in real estate. During 2010, we recorded approximately $4.3 million in impairment charges on homes and homesites and a $3.8 million impairment on our investment in East San Marco L.L.C., a joint venture located in Jacksonville, Florida.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed the sale of its SevenShores condominium and marina development project for $7.0 million and the forgiveness of notes payable in the amount of $5.5 million earlier in 2009. The Company recorded an impairment charge for SevenShores of $6.7 million as a result of lower market pricing. The Company also sold St. Johns Golf and Country Club for $3.0 million in December 2009 which resulted in an impairment charge of $3.5 million. In addition, the Company wrote-off $7.2 million of capitalized costs related to abandoned development plans in certain of its communities.

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

In December 2009, the Company sold Victoria Hills Golf Club as part of the bulk sale of Victoria Park. In addition, the Company sold its St. Johns Golf and Country Club. The Company has classified the operating results associated with these golf courses as discontinued operations as these operations had identifiable cash flows and operating results. Included in the 2009 discontinued operations are $6.9 million and $3.5 million (pre-tax) impairment charges to approximate fair value, less costs to sell, related to the sales of the Victoria Hills Golf Club and St. Johns Golf and Country Club, respectively.

On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant for a sale price of $1.6 million. The sale agreement also included a long-term lease of a building facility. The Company received proceeds of $1.3 million and a note receivable of $0.3 million in connection with the sale. Assets and liabilities previously classified as “held for sale” which were not subsequently sold were reclassified as held for use in the consolidated balance sheets at December 31, 2009 and 2010. In addition, the operating results associated with assets not sold have been recorded in continuing operations since the first quarter of 2009. These reclassifications did not have a material impact on the Company’s financial position or operating results.

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

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no discontinued operations in 2010. Discontinued operations presented on the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008

Commercial Buildings — Commercial Segment:
Aggregate revenues	$—	$17

Pre-tax income		21
Income taxes	—	8

Income from discontinued operations	$—	$13

Victoria Hills Golf Club — Residential Segment:
Aggregate revenues	$2,462	$2,664

Pre-tax (loss)	(7,607)	(861)
Income taxes (benefit)	(3,022)	(336)

(Loss) from discontinued operations	$(4,585)	$(525)

St. Johns Golf and Country Club — Residential Segment:
Aggregate revenues	$2,937	$3,168

Pre-tax (loss)	(3,405)	(91)
Income taxes (benefit)	(1,353)	(36)

(Loss) from discontinued operations	$(2,052)	$(55)

Sunshine State Cypress — Forestry Segment:
Aggregate revenues	$1,707	$6,767

Pre-tax (loss)	(416)	(1,640)
Pre-tax gain on sale	124	—
Income taxes (benefit)	(116)	(639)

(Loss) from discontinued operations	$(176)	$(1,001)

Total (loss) from discontinued operations	$(6,813)	$(1,568)

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Real Estate

Investment in real estate as of December 31, 2010 and 2009 consisted of the following:

	2010	2009

Operating property:
Residential real estate	$178,417	$173,190
Rural land sales	139	139
Forestry	60,339	61,890
Other	510	510

Total operating property	239,405	235,729

Development property:
Residential real estate	478,278	487,870
Commercial real estate	65,465	59,385
Rural land sales	7,446	7,699
Other	306	305

Total development property	551,495	555,259

Investment property:
Commercial real estate	1,753	1,753
Rural land sales	—	5
Forestry	952	522
Other	5,901	5,902

Total investment property	8,606	8,182

Investment in unconsolidated affiliates:
Residential real estate	(2,122)	2,836

Total real estate investments	797,384	802,006

Less: Accumulated depreciation	41,992	35,000

Investment in real estate	$755,392	$767,006

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate land and inventory currently under development to be sold. Investment property includes the Company’s land held for future use. See Note 3, Fair Value Measurements for further discussion regarding impairment charges the Company recorded in its residential real estate segment during 2010 and 2009.

Depreciation expense from continuing operations reported on real estate was $9.5 million in 2010, $9.9 million in 2009 and $9.1 million in 2008.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31, 2010 and 2009 consisted of the following:

	Ownership	2010	2009

East San Marco L.L.C.(1)	50%	(2,220)	1,738
Rivercrest, L.L.C.	50%	—	334
Paseos, L.L.C.	50%	98	764
ALP Liquidating Trust	26%	—	—

Total		$(2,122)	$2,836

(1)	During 2010, the Company determined that its investment in East San Marco L.L.C. had experienced an other than temporary decline in value and wrote its investment down to current fair value. Based on the Company’s guaranteed obligation on its share of the partnership’s debt, the Company carried a negative investment balance at December 31, 2010.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	2010	2009

BALANCE SHEETS:
Investment in real estate, net	$12,338	$12,378
Other assets	21,272	25,382

Total assets	33,610	37,760

Notes payable and other debt	$8,767	$8,519
Other liabilities	1,468	1,771
Equity	23,375	27,470

Total liabilities and equity	$33,610	$37,760

	2010	2009	2008

STATEMENTS OF OPERATIONS:
Total revenues	$14	$514	$1,552
Total expenses	2,847	2,122	3,283

Net (loss)	$(2,833)	$(1,608)	$(1,731)

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Receivable

Notes receivable at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Various builder notes, non-interest bearing — 8.0% and 8.5% at December 31, 2010 and 2009, respectively, due June 2011 — December 2012	$2,358	$1,795
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,762	2,641
Perry Pines mortgage note, secured by certain real estate bearing interest at 10% at December 31, 2009, paid in November 2010	—	6,263
Various mortgage notes, secured by certain real estate bearing interest at various rates	611	804

Total notes receivable	$5,731	$11,503

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During 2009, the Company settled its notes receivable with Saussy Burbank for less than book value and recorded a charge of $9.0 million. As part of the settlement, the Company agreed to take back previously collateralized inventory consisting of lots and homes which were valued at current estimated sales prices, less costs to sell. Subsequently, all the lots and homes were sold which resulted in an additional impairment charge of $1.1 million. The Company also recorded a charge of $7.4 million related to the write-off of the outstanding Advantis note receivable balance during 2009 as the amount was determined to be uncollectible. In addition, the Company received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during 2009 and renegotiated terms related to certain other builder notes receivable during 2010, 2009 and 2008. These events resulted in additional impairment charges of $0.5 million, $1.9 million and $1.0 million in 2010, 2009 and 2008, respectively.

8.	Pledged Treasury Securities

On August 7, 2007, the Company sold an office building. Approximately $29.3 million of mortgage debt was defeased in connection with the sale. The defeasance transaction resulted in the establishment of a defeasance trust and the deposit of proceeds of $31.1 million which is being used to pay down the related mortgage debt (see Note 13, Debt). The proceeds were invested in government backed securities which were pledged to provide principal and interest payments for the mortgage debt previously collateralized by the commercial building. The investments and the related debt have been included in the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009. The Company has classified the defeasance trust investment as held-to-maturity because the Company has both the intent and the ability to hold the securities to maturity. Accordingly, the Company has recorded the investment at approximate market value of $25.3 million at December 31, 2010.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property, Plant and Equipment

Property, plant and equipment, at depreciated cost, as of December 31, 2010 and 2009 consisted of the following:

			Estimated
	2010	2009	Useful Life

Transportation property and equipment	$10,140	$10,152	3
Machinery and equipment	21,541	23,222	3-10
Office equipment	15,391	15,989	5-10
Autos, trucks, and airplanes	1,895	1,990	5-10

	48,967	51,353
Less: Accumulated depreciation	36,846	36,452

	12,121	14,901

Construction in progress	893	368

Total	$13,014	$15,269

Depreciation expense from continuing operations on property, plant and equipment was $3.4 million in 2010, $4.5 million in 2009 and $5.6 million in 2008. During 2010 and 2009, the Company sold and/or disposed of certain assets in connection with its sales of non-strategic assets. The cost and accumulated depreciation associated with these assets for 2010 was $3.1 million and $3.0 million, respectively, and $10.5 million and $8.5 million for 2009, respectively.

10.	Intangible Assets

Intangible assets are included in Other assets at December 31, 2010 and 2009 and consisted of the following:

					Remaining
					Weighted
					Average
	2010		2009		Amortization
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Period
	Amount	Amortization	Amount	Amortization	(In years)

Management contract	$6,983	$(6,568)	$6,983	$(6,396)	3
Other	575	(430)	573	(392)	—

Total	$7,558	$(6,998)	$7,556	$(6,788)	3

The aggregate amortization of intangible assets included in continuing operations for 2010, 2009, and 2008 was $0.2 million, $0.3 million and $0.5 million, respectively. In addition, the Company recorded an impairment charge of $0.7 million in 2009 related to its management contract intangible as a result of the sale of its Victoria Park assets, which was part of the residential real estate segment.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate amortization from intangible assets for each of the next five years is as follows:

Amortization
Expense

Year Ending December 31,
2011	$212
2012	184
2013	98
2014	7
2015 and thereafter	59

11.	Restructuring

On March 17, 2010, the Company announced that it was relocating its corporate headquarters from Jacksonville, Florida to its VentureCrossings Enterprise Centre to be developed adjacent to the Northwest Florida Beaches International Airport in Bay County, Florida. The Company will also consolidate existing offices from Tallahassee, Port St. Joe and South Walton County in the new location. The relocation to our temporary headquarters facility in Walton County is expected to be completed during 2011.

The Company has incurred and expects to incur additional charges to earnings in connection with the relocation related primarily to termination and relocation benefits for employees, as well as certain ancillary facility-related costs. Such charges have been and are expected to be cash expenditures. Based on employee responses to the announced relocation, the Company estimates that total relocation costs should be approximately $4.8 million (pre-tax) of which $2.5 million was recorded for the year ended December 31, 2010. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. These estimates are based on significant assumptions, such as home values and actual results could differ materially from these estimates. In addition, the Company estimates total cash termination benefits of approximately $2.2 million (pre-tax) which was accrued in 2010. Also, during 2010, pursuant to a relocation agreement approved by the Company’s Board of Directors, the Company purchased the home of an executive for $1.9 million. Subsequently, an impairment charge of $0.2 million was taken on the home to record it at current fair value less costs to sell.

During 2009, the Company implemented additional restructuring plans designed to further align employee headcount with the Company’s projected workload. The 2009 restructuring expense included severance benefits related to the departure of three senior executives. The Company incurred an additional $0.6 million related to the 2009 restructuring during the year ended December 31, 2010.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The charges associated with the relocation and restructuring programs by segment are as follows:

	Residential	Commercial	Rural Land
	Real Estate	Real Estate	Sales	Forestry	Other	Total

2010:
One-time termination and relocation benefits to employees	$961	$46	$781	$193	$3,270	$5,251

2009:
One-time termination benefits to employees	$871	$648	$124	$1	$3,724	$5,368

2008:
One-time termination benefits to employees	$1,190	$142	$17	$150	$2,754	$4,253

Cumulative restructuring charges, September 30, 2006 through December 31, 2010	$19,480	$1,347	$2,566	$494	$13,281	$37,168

Remaining one-time termination benefits to employees — to be incurred during 2011	$253	$39	$31	$465	$1,510	$2,298

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring.

At December 31, 2010, the accrued liability associated with the relocation and restructuring programs consisted of the following:

	Balance at			Balance at
	December 31,	Costs		December 31,	Due within
	2009	Accrued	Payments	2010	12 months

One-time termination and relocation benefits to employees — 2010 relocation	$—	$4,683	$(3,813)	$870	$870

One-time termination benefits to employees — 2009 and prior	$4,460	$568	$(4,938)	$90	$90

Total	$4,460	$5,251	$(8,751)	$960	$960

12.	Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Accrued compensation	$7,059	$12,011
Restructuring liability	960	4,460
Environmental and insurance liabilities	2,080	2,014
Deferred revenue	29,854	49,663
Retiree medical and other benefit reserves	11,282	12,099
Legal	10,021	11
Other accrued liabilities	11,977	12,290

Total accrued liabilities and deferred credits	$73,233	$92,548

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue at December 31, 2010 and 2009 includes $23.5 million and $44.2 million, respectively, related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation (“FDOT”). Revenue is recognized when title to a specific parcel is legally transferred. In 2010, 2148 acres were conveyed to the FDOT.

13.	Debt

Debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Revolving credit facility, $125.0 million and $100.0 million at December 31, 2010 and 2009, respectively, due September 19, 2012	—	—
Non-recourse defeased debt, interest payable monthly at 5.62% at December 31, 2010 and 2009, secured and paid by pledged treasury securities, due October 1, 2015 (includes unamortized premium of $1.8 million at December 31, 2010)	25,281	27,105
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.70% to 7.15% at December 31, 2010 and 2009	29,370	29,909

Total debt	$54,651	$57,014

Deferred loan costs reported as Other assets in the Consolidated Balance Sheets at December 31, 2010 and 2009 were $0.6 million and $1.1 million, respectively.

The aggregate maturities of debt subsequent to December 31, 2010 are as follows (a)(b):

2011	$1,982
2012	2,018
2013	1,586
2014	1,507
2015	18,188
Thereafter	29,370

Total	$54,651

(a) Includes debt defeased in connection with the sale of the Company’s office building portfolio in the amount of $25.3 million.

(b) Community Development District debt maturities are presented in the year of contractual maturity; however, earlier payments may be required when the properties benefited by the CDD are sold.

On September 19, 2008, the Company entered into a $100.0 million revolving credit facility with Branch Banking and Trust Company. On October 15, 2009, the Company amended the credit facility to extend the term to September 19, 2012, and lower its required minimum tangible net worth amount to $800.0 million. In addition, the amendment modified pricing terms to reflect market pricing. The interest on borrowings under the credit facility will be based on either LIBOR rates or certain base rates established by the credit facility. The applicable interest rate for LIBOR rate loans will now be based on the higher of (a) an adjusted LIBOR rate plus the applicable interest margin (ranging from 2.00% to 2.75%), determined based on the ratio of the Company’s total indebtedness to total asset value, or (b) 4.00%. The applicable interest rate for base rate loans will now be based on the higher of (a) the prime rate or (b) the federal funds rate plus 0.5%, plus the applicable interest margin (ranging from 1.00% to 1.75%). The amendment also replaces the existing facility fee based on the amount of lender commitments with an unused commitment fee payable quarterly at an annual rate of 0.50%.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 23, 2009, the Company entered into an amendment in order to increase the size of the credit facility by $25.0 million to $125.0 million. Deutsche Bank provided the additional $25.0 million commitment. The Company did not borrow against the credit facility in 2009 or 2010.

The credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens.

The following includes a summary of the Company’s more significant financial covenants:

			December 31,
	Covenant		2010

Minimum consolidated tangible net worth	$800,000		$871,566
Ratio of total indebtedness to total asset value	50.0%		4.1%
Unencumbered leverage ratio	2.0	x	61.1	x
Minimum liquidity	$20,000		$308,052

The Company was in compliance with its debt covenants at December 31, 2010.

The Credit Agreement contains customary events of default. If any event of default occurs, lenders holding two-thirds of the commitments may terminate the Company’s right to borrow and accelerate amounts due under the Credit Agreement. In the event of bankruptcy, all amounts outstanding would automatically become due and payable and the commitments would automatically terminate.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying either as the property is sold by the Company or when assessed to the Company by the CDD. Accordingly, we have recorded debt of $29.4 million and $29.9 million related to CDD debt as of December 31, 2010 and December 31, 2009, respectively. Total outstanding CDD debt was $57.7 million at December 31, 2010 and $58.5 at December 31, 2009.

In connection with the sale of the Company’s office building portfolio in 2007, the Company retained approximately $29.3 million of defeased debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009 since the transaction was not considered to be an extinguishment of debt.

14.	Common Stock Offering

On March 3, 2008, the Company sold 17,145,000 shares of its common stock at a price of $35.00 per share. The Company received net proceeds of $580 million in connection with the sale, which were primarily used to pay down the Company’s debt.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The provision for income taxes (benefit) for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Current:
Federal	$(134)	$(64,697)	$(31,602)
State	275	(349)	14

Total	141	(65,046)	(31,588)

Deferred:
Federal	(18,084)	(4,160)	8,352
State	(5,906)	(16,512)	(4,687)

Total	(23,990)	(20,672)	3,665

Total provision for income taxes	$(23,849)	$(85,718)	$(27,923)

Total income tax (benefit) for the years ended December 31, 2010, 2009 and 2008 was allocated in the consolidated financial statements as follows:

Tax (benefit) recorded in the Consolidated Statements of Operations:

	2010	2009	2008

Loss from continuing operations	$(23,849)	$(81,227)	$(26,921)
Gain on sales of discontinued operations	—	49	—
Loss from discontinued operations	—	(4,540)	(1,002)

Total	(23,849)	(85,718)	(27,923)

Tax benefits recorded on Consolidated Statement of Changes in Equity:
Excess tax expense on stock compensation	362	801	56
Deferred tax expense (benefit) on accumulated other comprehensive income	1,335	17,482	(26,008)

Total	1,697	18,283	(25,952)

Total income tax benefit	$(22,152)	$(67,435)	$(53,875)

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2010	2009	2008

Tax at the statutory federal rate	$(20,899)	$(71,555)	$(21,602)
State income taxes (net of federal benefit)	(2,090)	(7,154)	(2,159)
Tax benefit from effective settlement	—	—	(1,031)
Increase (decrease) in valuation allowance	28	(1,657)	648
FAS 106 Medicare Subsidy	623	—	—
Real estate investment trust income exclusion	(1,357)	(1,752)	(1,430)
Other permanent differences	(154)	891	(1,347)

Total income tax benefit from continuing operations	$(23,849)	$(81,227)	$(26,921)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below:

	2010	2009

Deferred tax assets:
Federal net operating loss carryforward	$21,751	—
State net operating loss carryforward	18,837	$14,817
Impairment losses	7,949	5,224
Deferred compensation	7,235	9,011
Accrued casualty and other reserves	5,521	2,082
Capitalized real estate taxes	7,175	6,412
Liability for retiree medical plan	4,917	5,599
Other	4,646	6,398

Total gross deferred tax assets	78,031	49,543
Valuation allowance	(964)	(937)

Total net deferred tax assets	77,067	48,606

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	25,231	18,945
Prepaid pension asset	15,782	16,274
Installment sale	57,899	57,744
Depreciation	6,830	7,867
Other	5,950	5,057

Total gross deferred tax liabilities	111,692	105,887

Net deferred tax liability	$34,625	$57,281

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $62.1 million which are available to offset future federal taxable income through 2030. In addition, the Company had state net operating loss carryforwards of approximately $538.4 million, as of December 31, 2010, which are available to offset future state taxable income through 2030. The valuation allowance at December 31, 2010 and 2009 was related to state net operating and charitable loss carryforwards that in the judgment of management are not likely to be realized.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of the Company’s remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s history and future expectations of reporting taxable income, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2010. There can be no certainty however, that these tax benefits will ultimately be realized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

Balance at beginning of year	$1,449	$1,449
Decreases related to prior year tax positions	(48)	—
Decreases related to effective settlement	—	—

Balance at December 31,	$1,401	$1,449

The Company had approximately $1.4 million of total unrecognized tax benefits as of December 31, 2010 and 2009, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no penalties required to be accrued at December 31, 2010 or 2009. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company’s tax (benefit) expense included $(0.2) million and $0.4 million of interest (benefit) expense (net of tax benefit) in 2010 and 2009, respectively. In addition, the Company had accrued interest of $0.2 million and $0.3 million (net of tax benefit) at December 31, 2010 and 2009, respectively.

The IRS completed the examination of the Company’s tax returns for 2008 without adjustment. Tax year 2009 is currently under examination with the IRS and tax year 2007 remains subject to examination. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

16.	Employee Benefits Plans

Pension Plan

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). Amounts credited to employee accounts in the Pension Plan are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

Change in projected benefit obligation:

	2010	2009

Projected benefit obligation, beginning of year	$30,695	$128,505
Service cost	1,864	1,446
Interest cost	1,479	4,824
Actuarial loss	484	7,884
Benefits paid	(11)	(4,513)
Amendments	1,480	—
Curtailment loss	279	—
Settlements	(7,073)	(107,451)

Projected benefit obligation, end of year	$29,197	$30,695

Change in plan assets:

	2010	2009

Fair value of assets, beginning of year	$72,969	$170,468
Actual return on assets	4,518	15,300
Settlements	(7,073)	(107,451)
Benefits and expenses paid	(225)	(5,348)

Fair value of assets, end of year	$70,189	$72,969

Funded status at end of year	$40,992	$42,274

Ratio of plan assets to projected benefit obligation	240%	238%

The Company recognized a prepaid pension asset of $41.0 million and $42.3 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation of the Pension Plan was $28.8 million and $30.2 million at December 31, 2010 and 2009, respectively.

Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss at December 31 are as follows:

	2010	2009	2008

Prior service cost	$3,272	$3,553	$4,263
Loss	9,910	12,278	56,480

Accumulated other comprehensive loss	$13,182	$15,831	$60,743

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the net periodic pension cost (credit) and other amounts recognized in other comprehensive loss (income) are as follows:

	2010	2009	2008

Service cost	$1,864	$1,445	$1,561
Interest cost	1,479	4,823	8,261
Expected return on assets	(4,243)	(9,434)	(17,241)
Prior service costs	695	709	724
Amortization of loss	—	1,015	—
Settlement loss	2,791	46,042	3,676
Curtailment charge	1,346	—	501

Net periodic pension cost (credit)	$3,932	$44,600	$(2,518)

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income:
Prior service (cost) credit	(282)	(710)	(1,057)
Loss (gain)	(2,368)	(44,202)	70,882

Total recognized in other comprehensive loss (income)	(2,650)	(44,912)	69,825

Total recognized in net periodic pension cost and other comprehensive loss (income)	$1,282	$(312)	$67,307

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost (credit) over the next fiscal year is zero and $0.6 million, respectively.

The Company incurred settlement losses and curtailment charges totaling $4.1 million in 2010 related to its reduced employment levels in connection with its restructurings.

On June 18, 2009, the Company, as plan sponsor of the Pension Plan, signed a commitment for the Pension Plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in the Pension Plan. Current employees and former employees with cash balances in the Pension Plan are not affected by the transaction. The purchase price of the group annuity contract was approximately $101.0 million, which was funded from the assets of the Pension Plan on June 25, 2009. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93.0 million. In addition, the Company recorded a non-cash pre-tax settlement charge to earnings during the second quarter of 2009 of $44.7 million. The Company also recorded a pre-tax credit in the amount of $44.7 million in Accumulated Other Comprehensive Income on its Consolidated Balance Sheets offsetting the non-cash charge to earnings. As a result of this transaction, the Company was able to significantly increase the funded ratio thereby reducing the potential for future funding requirements.

The Company recorded a settlement and curtailment charge during 2008 in connection with its restructuring. The Company remeasured the Pension Plan’s projected benefit obligation and asset values at December 31, 2008, which resulted in a $67.3 million reduction in the funded status of the Pension Plan. The change in funded status was primarily a result of a decrease in the market value of plan assets.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Assumptions used to develop end of period benefit obligations:

	2010	2009

Discount rate	5.04%	5.63%
Rate of compensation increase	3.75%	4.00%

Assumptions used to develop net periodic pension cost (credit):

	2010	2009	2008

Average discount rate	5.06%	6.05%	6.94%
Expected long term rate of return on plan assets	6.00%	8.00%	8.00%
Rate of compensation increase	3.75%	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 6.0%, 8.0% and 8.0% assumption in 2010, 2009 and 2008, respectively.

Pension Plan Assets

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

Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2010.

Common/collective trusts:  Valued based on information reported by the investment advisor using the financial statements of the collective trusts at year end.

Mutual funds and money market funds:  Valued at the net asset value (NAV) of shares held by the Pension Plan at year end.

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

The following table sets forth by level, within the fair value hierarchy, the Pension Plan’s assets at fair value:

Assets at Fair Value as of December 31, 2010

Asset Category:	Level 1	Level 2	Level 3	Total

Common/collective Trusts(a)	$—	$41,626	$—	$41,626
Mutual Funds(b)	—	27,546	—	27,546
Money market Funds	435	—	—	435
Other	—	—	582	582

Total	$435	$69,172	$582	$70,189

(a)	Common/collective trusts invest in 66% U.S. core fixed income investments, 25% U. S. Large Cap equities and 9% international equities.

(b)	One hundred percent of mutual funds invest in a short term fixed income fund.

Assets at Fair Value as of December 31, 2009

Asset Category:	Level 1	Level 2	Level 3	Total

Common/collective Trusts(a)	$—	$48,805	$—	$48,805
Mutual Funds(b)	—	22,953	—	22,953
Money market Funds	304	—	—	304
Other	—	—	907	907

Total	$304	$71,758	$907	$72,969

(a)	Common/collective trusts invest in 70% U.S. short maturity fixed income investments, 22% U. S. Large Cap equities and 8% international equities.

(b)	One hundred percent of mutual funds invest in a short term fixed income fund.

The following table sets forth a summary of changes in the fair value of the Pension Plan’s level 3 assets for the year ended December 31, 2010.

2010

Balance, beginning of year	$907
Realized gains (losses)	—
Unrealized gains (losses) relating to instruments
still held at the reporting date	(325)
Purchases, sales, issuances, and settlements (net)	—

Balance, end of year	$582

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not anticipate making any contributions to the Pension Plan during 2011. Expected benefit payments for the next ten years are as follows:

Expected Benefit
Year Ended	Payments

2011	$15,349
2012	1,255
2013	1,143
2014	813
2015	934
2016-2020	9,484

Postretirement Benefits

In 2010, 2009 and 2008, the Company’s Board of Directors approved a partial subsidy to fund certain postretirement medical benefits of currently retired participants and their beneficiaries, in connection with the previous disposition of several subsidiaries. No such benefits are to be provided to active employees. The Board reviews the subsidy annually and may further modify or eliminate such subsidy at their discretion. A liability of $11.3 million and $11.4 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2010 and 2009, respectively. The liability at December 31, 2010 and 2009 represents an unfunded obligation.

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

Expected benefit payments and subsidy receipts for the next ten years are as follows:

	Expected Benefit	Expected Subsidy
Year Ended	Payments	Receipts

2011	$1,259	$208
2012	1,275	209
2013	1,271	210
2014	1,257	208
2015	1,243	203
2016-2020	5,484	884

Deferred Compensation Plans and ESPP

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal 100% of the first 1% of eligible compensation and 50% on the next 5% of eligible compensation, up to 3.5% of eligible compensation, is fully vested and funded as of December 31, 2010. The Company contributions to the plan were approximately $0.4 million, $0.6 million and $0.8 million in 2010, 2009 and 2008, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) and a Deferred Capital Accumulation Plan (“DCAP”). The SERP is a non-qualified retirement plan to provide supplemental retirement

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits to certain selected management and highly compensated employees. The DCAP is a non-qualified defined contribution plan to permit certain selected management and highly compensated employees to defer receipt of current compensation. The Company has recorded expense in 2010, 2009 and 2008 related to the SERP of $0.5 million, $0.4 million and $0.7 million, respectively, and related to the DCAP of $0.1 million, $0.2 million and $0.2 million, respectively.

Beginning in November 1999, the Company also implemented an employee stock purchase plan (“ESPP”), whereby all employees may purchase the Company’s common stock through payroll deductions at a 15% discount from the fair market value, with an annual limit of $25,000 in purchases per employee. The Company records the 15% discount amount as compensation expense. The Company recognized less than $0.1 million of expense in each 2010, 2009 and 2008, respectively. As of December 31, 2010, 283,656 shares of the Company’s common stock had been sold to employees under the ESPP. The Company can purchase shares on the open market to fund its employer obligation.

17.	Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment generates revenues from club and resort operations and the development and sale of homesites, and to a lesser extent, home sales due to the Company’s exit from homebuilding. The commercial real estate segment sells or leases developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells pine pulpwood, sawtimber and other forest products.

The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described above in Note 2, Basis of Presentation and Significant Accounting Policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Consolidated Statements of Operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information by business segment is as follows:

	2010	2009	2008

OPERATING REVENUES:
Residential real estate	$40,252	$89,850	$65,498
Commercial real estate	4,572	7,514	4,011
Rural land sales	25,875	14,309	162,043
Forestry	28,841	26,584	26,606

Consolidated operating revenues	$99,540	$138,257	$258,158

(Loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes:
Residential real estate(a)	$(47,370)	$(137,855)	$(115,062)
Commercial real estate	(1,394)	(513)	(2,312)
Rural land sales	22,192	10,111	132,536
Forestry	6,281	4,771	3,825
Other(b)	(35,155)	(81,654)	(81,184)

Consolidated (loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(55,446)	$(205,140)	$(62,196)

(a)	Includes impairment charges of $4.8 million, $94.8 million and $60.3 million in 2010, 2009 and 2008, respectively.

(b)	Includes pension charges of $46.0 million in 2009 and loss on early extinguishment of debt of $30.6 million in 2008.

	2010	2009	2008

CAPITAL EXPENDITURES:
Residential real estate	$7,557	$13,687	$28,515
Commercial real estate	7,415	984	5,024
Rural land sales	195	328	66
Forestry	785	719	126
Other	112	679	871
Discontinued operations	—	1,982	55

Total capital expenditures	$16,064	$18,379	$34,657

	December 31, 2010	December 31, 2009

TOTAL ASSETS:
Residential real estate(c)	$639,460	$659,459
Commercial real estate	72,581	63,830
Rural land sales	7,964	14,617
Forestry	61,756	62,082
Other	269,934	316,956

Total assets	$1,051,695	$1,116,944

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Includes ($2.2) million and $2.8 million of investment in equity method investees at December 31, 2010 and 2009, respectively.

18.	Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year.

Total rent expense was $2.0 million, $2.3 million and $2.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

During 2007, the Company entered into a sale-leaseback transaction involving three office buildings included in the sale of the office building portfolio. The Company’s continuing involvement with these properties is in the form of annual rent payments of approximately $1.9 million per year through 2011.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years, including buildings leased through a sale-leaseback transaction are as follows:

2011	$2,123
2012	126
2013	82
2014	—
2015 and thereafter	—

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation and property damage.

At December 31, 2010 and 2009, the Company was party to surety bonds of $27.9 million and $28.1 million, respectively, and standby letters of credit in the amounts of $0.8 million and $2.5 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

The Company and its affiliates are involved in litigation on a number of matters and are subject to various claims which arise in the normal course of business, including claims resulting from construction defects and contract disputes. When appropriate, the Company establishes estimated accruals for litigation matters which meet the requirements of ASC 450 — Contingencies. The Company has recorded a $9.0 million accrued liability in connection with a contract dispute involving the 1997 purchase of land for its former Victoria Park community. The Company has appealed an adverse trial court decision in this matter to a Florida court of appeals.

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

The Company’s former paper mill site in Gulf County and certain adjacent property are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been rehabilitated by Smurfit-Stone in accordance with these

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. The Company is in the process of assessing and rehabilitating certain adjacent properties. Management is unable to quantify the rehabilitation costs at this time.

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively. Although in the opinion of management none of our environmental litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.

On November 3, 2010 and December 7, 2010, two securities class action complaints were filed against the Company and certain of its officers and directors in the Northern District of Florida. These cases have been consolidated in the U.S. District Court for the Northern District of Florida and are captioned as Meyer v. The St. Joe. Company et al. (No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011.

The complaint was filed on behalf of persons who purchased the Company’s securities between February 19, 2008 and October 12, 2010 and allege that the Company and certain of its officers and directors, among others, violated the Securities Act of 1933 and Securities Exchange Act of 1934 by making false and/or misleading statements and/or by failing to disclose that, as the Florida real estate market was in decline, the Company was failing to take adequate and required impairments and accounting write-downs on many of the Company’s Florida-based properties and as a result, the Company’s financial statements materially overvalued the Company’s property developments. The plaintiffs also allege that the Company’s financial statements were not prepared in accordance with Generally Accepted Accounting Principles, and that the Company lacked adequate internal and financial controls, and as a result of the foregoing, the Company’s financial statements were materially false and misleading. The complaint seeks an unspecified amount in damages.

The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to defend the action vigorously.

Additionally, the Company has received four demand letters asking the Board of Directors to initiate derivative litigation. To our knowledge, no derivative lawsuits have yet been filed.

The SEC has notified the Company that it is conducting an informal inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. The Company intends to cooperate fully with the SEC in connection with the informal inquiry. The notification from the SEC does not indicate any allegations of wrongdoing, and an inquiry is not an indication of any violations of federal securities laws.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest Airlines’ profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of its break-even payments. The term of the agreement extends for a period of three years after the commencement of Southwest Airlines’ air service at the new airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest Airlines exceed $14.0 million in the first year of air service and $12.0 million in the second year of air service. Southwest Airlines may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement. The Company carried a standby guarantee liability of $0.8 million at December 31, 2010 and December 31, 2009 related to this strategic alliance agreement.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November, 2010, the Company entered into a new supply agreement with Smurfit-Stone that requires the Company to deliver and sell a total of 3.9 million tons of pine pulpwood through December 2017. Pricing under the agreement approximates market, using a formula based on published regional prices for pine pulpwood. The agreement is assignable by the Company, in whole or in part, to purchasers of its properties, or any interest therein, and does not contain a lien, encumbrance, or use restriction on any of St. Joe’s properties.

19.	Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31

2010
Operating revenues	$37,100	$27,105	$22,035	$13,300
Operating (loss)	(1,274)	(17,951)	(15,239)	(17,090)
Net income (loss) attributable to the Company	(2,713)	(13,116)	(8,622)	(11,413)
Basic income (loss) per share attributable to the Company	(0.03)	(0.14)	(0.09)	(0.13)
Diluted (loss) per share attributable to the Company	(0.03)	(0.14)	(0.09)	(0.13)
2009
Operating revenues	$37,108	$41,922	$39,105	$20,122
Operating (loss)	(86,847)	(27,361)	(74,822)	(20,325)
Net income (loss) attributable to the Company	(58,656)	(14,495)	(44,843)	(12,033)
Basic (loss) per share attributable to the Company	(0.64)	(0.16)	(0.49)	(0.13)
Diluted (loss) per share attributable to the Company	(0.64)	(0.16)	(0.49)	(0.13)

Quarterly results included the following significant pre-tax charges:
2010

Impairment charges	$8,067	$—	$502	$53
Restructuring charge	899	1,654	1,158	1,540
2009
Impairment charges	73,325	11,063	19,962	1,536
Write-off of abandoned development costs	7,153	—	—	—
Pension charge	—	—	44,678	—
Restructuring charge	3,523	1,834	—	—

Operating revenues and income/(loss) reported in the table above for 2009 differ from the quarterly results previously reported on Form 10-Q as a result of our discontinued operations and prior period correction. See Note 1, Nature of Operations. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these charges and results.

20.	Subsequent Events

On February 15, 2011, the Board of Directors of the Company adopted a Common Stock Purchase Rights Plan (the “Rights Plan”). The Rights Plan was designed to include certain provisions that are important to shareholders. For example, the Rights Plan will not apply to any fully-financed tender offer that is made to all

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders and that meets certain other criteria. The Rights granted to shareholders under the Rights Plan will expire unless the Rights Plan is approved by the Company’s shareholders on or before December 31, 2011.

The Rights are designed to assure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without paying all shareholders a control premium. The Rights will cause substantial dilution to a person or group that becomes an Acquiring Person (as defined in the Rights Plan) on terms not approved by the Company’s Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors at any time prior to the first date that a person or group has become an Acquiring Person.

In connection with the Rights Plan, the Board of Directors of the Company declared a dividend of one common stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of the Company’s common stock outstanding at the close of business on February 28, 2011. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until February 15, 2014 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one-half of one share of common stock, at a price of $50.00, subject to certain anti-dilution adjustments.

On February 25, 2011, the Company entered into a Separation Agreement (the “Separation Agreement”) with Wm. Britton Greene in connection with his resignation as President and Chief Executive Officer of the Company and as a director of the Company. Subject to Mr. Greene’s execution and non-revocation of the two general releases of claims as described below, the Company agreed to provide the following payments and benefits to Mr. Greene:

(i) a cash lump sum of $2,920,000 six months after the effective date of his resignation as President and Chief Executive Officer of the Company (the “Termination Date”);

(ii) a pro rata annual bonus of $118,000, as a cash lump sum at the same time the Company pays other executive bonuses for calendar year 2011, but no later than March 15, 2012;

(iii) $1,053,225, which the parties agree represents additional benefits payable under the Company’s Supplemental Executive Retirement Plan had he continued to be employed with the Company during the 36 months following the Termination Date, payable six months after the Termination Date;

(iv) (A) the COBRA premium for medical and dental insurance for him and his family under COBRA for the lesser of 18 months after the Termination Date or the date on which he becomes ineligible for COBRA continuation coverage (the “COBRA Coverage Period”), provided that he will reimburse the Company each month in the amount that an employee participating in the medical and dental insurance plan would be required to contribute (the “Employee Contribution”), and (B) if Mr. Greene has not become eligible for coverage under the healthcare insurance plan of another employer, a lump sum payment at the end of the COBRA Coverage Period equal to six times the monthly premium to provide substantially the same benefits minus six months of the Employee Contribution;

(v) the premiums for basic life and disability insurance policies for a period of 24 months after the Termination Date;

(vi) up to $20,000 as reimbursement for outplacement services during the 18-month period following the Termination Date;

(vii) up to $75,000 as reimbursement to defray the cost of relocation expenses actually incurred if Mr. Greene relocates from his present residence in WaterColor, Florida to a location more than 50 miles from WaterColor, Florida within 24 months following the Termination Date;

(viii) as of February 25, 2011, all of Mr. Greene’s outstanding restricted stock awards under the 2009 Equity Incentive Plan (excluding his February 7, 2011 performance-vesting restricted stock award),

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

constituting 106,068 of Mr. Greene’s unvested shares, became fully vested and non-forfeitable, provided that, with his February 7, 2011 performance-vesting restricted stock award, 50% of the initial grant of 45,226 restricted shares (or 22,613 restricted shares) became fully vested and non-forfeitable;

(ix) with respect to any restricted stock that does not become fully vested and exercisable on or before the Termination Date, Mr. Greene is entitled to vesting, payment and exercisability in accordance with the terms of the governing equity plan and award agreement;

(x) establish a “rabbi trust” with an independent financial institution as trustee and fully fund the payments described in clauses (i), (ii), (iii) and (vii);

(xi) up to $150,000 for any and all legal fees and disbursements incurred by Mr. Greene in connection with negotiating, entering into, or implementing, the arrangements set forth in the Separation Agreement; and

(xii) a gross-up payment for any excise taxes imposed by Section 4999 of the Code.

Under the Separation Agreement, Mr. Greene is entitled to continue to receive his annual salary until the Termination Date. Mr. Greene agreed to execute a general release of claims against the Company as of February 25, 2011 and a second release on the Termination Date, and to refrain from competing with the business of St. Joe for a period of one year following his resignation. The Separation Agreement also provides for indemnification and D&O insurance coverage for a period of six years after the Termination Date.

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(in thousands)

	Initial Cost to Company
				Costs Capitalized	Carried at Close of Period
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Bay County, Florida
Land with infrastructure	$3,618	$635	$—	$38,122	$38,757	$—	$38,757	$71
Buildings	—	13,639	11,911	569	14,069	12,051	26,119	2,641
Residential	—	22,731	1,300	37,607	61,639	—	61,639	—
Timberlands	—	3,896	—	11,215	15,111	—	15,111	119
Unimproved land	—	1,475	—	—	1,475	—	1,475	—
Broward County, Florida	—	—	—	—	—	—	—	—
Building	—	—	—	—	—	—	—	—
Calhoun County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	180	—	180	180	148
Timberlands	—	1,774	—	4,608	6,382	—	6,382	50
Unimproved land	—	979	—	698	1,677	—	1,677	—
Duval County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	250	—	5	255	—	255	—
Buildings	—	—	—	3,155	626	2,529	3,155	2,307
Residential	—	—	—	—	—	—	—	—
Timberlands	—	—	—	—	—	—	—	—
Franklin County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	44	—	—	44	—	44	6
Residential	—	8,778	—	30,589	39,367	—	39,367	516
Timberlands	—	1,241	—	1,195	2,436	—	2,436	19
Unimproved Land	—	210	—	10	220	—	220	—
Buildings	—	—	731	2,638	77	3,292	3,369	668
Gadsden County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	3,294	3,294	—	3,294	—
Timberlands	—	1,302	—	415	1,717	—	1,717	13
Unimproved land	—	1,722	—	—	1,722	—	1,722	—
Gulf County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,585	—	3,935	5,520	—	5,520	—
Buildings	—	2,548	7,115	36,161	2,826	42,998	45,824	4,309
Residential	—	26,678	526	133,738	160,942	—	160,942	731
Timberlands	—	5,238	—	14,835	20,073	—	20,073	158

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(in thousands)

	Initial Cost to Company
				Costs Capitalized	Carried at Close of Period
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Unimproved land	—	506	—	969	1,475	—	1,475	—
Jefferson County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
Timberlands	—	709	—	—	709	—	709	6
Unimproved land	—	193	—	30	223	—	223	—
Leon County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	573	—	3,418	3,991	—	3,991	87
Buildings	—	—	—	25,363	8,651	16,713	25,363	5,967
Residential	3,031	—	—	29,279	29,279	—	29,279	1,355
Timberlands	—	923	—	980	1,903	—	1,903	15
Unimproved land	—	11	—	462	473	—	473	—
Liberty County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	585	215	—	800	800	288
Timberlands	—	2,536	205	233	2,974	—	2,974	175
Unimproved land	—	—	—	—	—	—	—	—
St. Johns County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,016	—	—	1,016	—	1,016	—
Buildings	—	—	255	644	300	600	899	386
Residential	22,721	10,855	—	82,885	93,740	—	93,740	—

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(in thousands)

	Initial Cost to Company
				Costs Capitalized	Carried at Close of Period
			Buildings &	Subsequent to	Land & Land	Buildings and		Accumulated
Description	Encumbrances	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation

Wakulla County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	339	339	—	339	—
Buildings	—	—	5	41	41	5	46	46
Timberlands	—	422	—	—	422	—	422	3
Unimproved Land	—	16	—	47	63	—	63	—
Walton County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	56	—	3,326	3,382	—	3,382	—
Buildings	—	—	5,372	72,420	22,506	55,284	77,793	13,937
Residential	—	6,298	—	85,559	91,858	—	91,858	7,876
Timberlands	—	354	—	980	1,334	—	1,334	10
Unimproved land	—	—	—	—	—	—	—	—
Other Florida Counties	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Timberlands	—	201	—	—	201	—	201	2
Unimproved land	—	79	—	75	154	—	154	—
Georgia	—	—	—	—	—	—	—	—
Land with infrastructure	—	12,093	—	1,229	13,322	—	13,322	49
Buildings	—	—	36	1,827	1,753	110	1,863	32
Timberlands	—	6,482	—	—	6,482	—	6,482	2
Unimproved land	—	76	—	48	124	—	124	—

TOTALS	$29,370	$138,124	$28,041	$633,338	$664,944	$134,562	$799,506	$41,992

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(in thousands)

Notes:

(A) The aggregate cost of real estate owned at December 31, 2010 for federal income tax purposes is approximately $709.0 million.

(B) Reconciliation of real estate owned (in thousands of dollars):

	2010	2009	2008

Balance at Beginning of Year	$781,664	$921,433	$968,469
Amounts Capitalized	32,215	15,841	1,668
Amounts Retired or Adjusted	(14,373)	(155,610)	(48,704)

Balance at Close of Period	$799,506	$781,664	$921,433

(C) Reconciliation of accumulated depreciation (in thousands of dollars):
Balance at Beginning of Year	$35,000	$33,235	$27,691
Depreciation Expense	9,453	10,474	9,838
Amounts Retired or Adjusted	(2,461)	(8,709)	(4,294)

Balance at Close of Period	$41,992	$35,000	$33,235

S-4