Form 10-Q
period 2011-03-31
ST JOE CO
filed 2011-05-05
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
(850) 588-2300
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of April 29, 2011, there were 122,795,253 shares of common stock, no par value, issued and 92,306,899 outstanding, with 30,488,354 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

		Page No.
PART I Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	2
	Consolidated Statements of Operations — Three months ended March 31, 2011 and 2010	3
	Consolidated Statement of Changes in Equity — Three months ended March 31, 2011	4
	Consolidated Statements of Cash Flows — Three months ended March 31, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Removed and Reserved	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
Signatures		35
EX-10.1
EX-10.2
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investment in real estate	$750,473	$755,392
Cash and cash equivalents	216,226	183,827
Notes receivable	5,574	5,731
Pledged treasury securities	24,794	25,281
Prepaid pension asset	39,475	40,992
Property, plant and equipment, net	17,148	13,014
Other assets	28,559	27,458

	$1,082,249	$1,051,695

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$53,938	$54,651
Accounts payable	18,308	14,977
Accrued liabilities and deferred credits	74,827	73,233
Income tax payable	1,736	1,772
Deferred income taxes, net	44,355	34,625

Total liabilities	193,164	179,258
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,813,673 and 122,923,913 issued at March 31, 2011 and December 31, 2010, respectively	942,638	935,603
Retained earnings	892,597	878,498
Accumulated other comprehensive (loss)	(10,377)	(10,546)
Treasury stock at cost, 30,488,354 and 30,318,478 shares held at March 31, 2011 and December 31, 2010, respectively	(936,077)	(931,431)

Total stockholders’ equity	888,781	872,124

Noncontrolling interest	304	313

Total equity	889,085	872,437

Total liabilities and equity	$1,082,249	$1,051,695

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Real estate sales	$5,212	$1,834
Resort and club revenues	5,112	4,592
Timber sales	62,624	6,415
Other revenues	488	459

Total revenues	73,436	13,300

Expenses:
Cost of real estate sales	1,780	591
Cost of resort and club revenues	6,574	6,503
Cost of timber sales	6,240	4,430
Cost of other revenues	493	461
Other operating expenses	7,010	7,973
Corporate expense, net	18,247	5,357
Depreciation and amortization	6,504	3,482
Impairment losses	782	53
Restructuring charges	4,476	1,540

Total expenses	52,106	30,390

Operating income (loss)	21,330	(17,090)

Other income (expense):
Investment income, net	207	383
Interest expense	(997)	(1,094)
Other, net	1,127	165

Total other income (expense)	337	(546)

Income (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	21,667	(17,636)
Equity in (loss) income of unconsolidated affiliates	(24)	(378)
Income tax expense (benefit)	7,553	(6,590)

Net income (loss)	14,090	(11,424)
Less: Net (loss) attributable to noncontrolling interest	(9)	(12)

Net income (loss) attributable to the Company	$14,099	$(11,412)

INCOME (LOSS) EARNINGS PER SHARE
Basic
Income (loss) from continuing operations attributable to the Company	$0.15	$(0.13)
Income (loss) from discontinued operations attributable to the Company	$—	$—

Net income (loss) attributable to the Company	$0.15	$(0.13)

Diluted
Income (loss) from continuing operations attributable to the Company	$0.15	$(0.13)
Income (loss) from discontinued operations attributable to the Company	$—	$—

Net income (loss) attributable to the Company	$0.15	$(0.13)

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2010	92,605,435	$935,603	$878,498	$(10,546)	$(931,431)	$313	$872,437

Comprehensive income:
Net income	—	—	14,099	—	—	(9)	14,090
Amortization of pension and postretirement benefit costs, net	—	—	—	169	—	—	169

Total comprehensive income	—	—	—	—	—	—	14,259

Issuances of restricted stock	239,659	—	—	—	—	—	—
Forfeitures of restricted stock	(349,899)	—	—	—	—	—	—
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(611)	—	—	—	—	(611)
Amortization of stock-based compensation	—	7,646	—	—	—	—	7,646
Purchases of treasury shares	(169,876)	—	—	—	(4,646)		(4,646)

Balance at March 31, 2011	92,325,319	$942,638	$892,597	$(10,377)	$(936,077)	$304	$889,085

See notes to consolidated financial statements.

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$14,090	$(11,424)
Adjustments to reconcile net income (loss) to net cash provided by ( used in) operating activities:
Depreciation and amortization	6,504	3,482
Stock-based compensation	8,472	1,531
Equity in (income) loss of unconsolidated joint ventures	24	378
Deferred income tax (benefit) expense	9,589	(6,546)
Impairment losses	782	53
Cost of operating properties sold	1,167	566
Expenditures for operating properties	(4,234)	(1,447)
Changes in operating assets and liabilities:
Notes receivable	524	524
Other assets	(185)	(1,153)
Accounts payable and accrued liabilities	1,445	2,008
Income taxes payable	(732)	(2,468)

Net cash provided by (used in) operating activities	37,446	(14,496)

Cash flows from investing activities:
Purchases of property, plant and equipment	(288)	(117)
Proceeds from the disposition of assets	—	13
Distribution from unconsolidated affiliates	—	400

Net cash (used in) provided by investing activities	(288)	296

Cash flows from financing activities:
Proceeds from exercises of stock options	—	3,625
Repayments of other long-term debt	(166)	—
Excess (reduction in) tax benefits from stock-based compensation	53	(42)
Taxes paid on behalf of employees related to stock-based compensation	(4,646)	(553)

Net cash (used in) provided by financing activities	(4,759)	3,030

Net increase (decrease) in cash and cash equivalents	32,399	(11,170)
Cash and cash equivalents at beginning of period	183,827	163,807

Cash and cash equivalents at end of period	$216,226	$152,637

See notes to consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)
1. Description of Business and Basis of Presentation
Description of Business
     The St. Joe Company (the “Company”) is a Florida-based real estate developer and manager. The Company owns approximately 574,000 acres of land concentrated primarily in Northwest Florida and has significant residential and commercial land-use entitlements in hand or in process. The majority of land not under development is used for the growing and selling of timber or is available for sale. The Company also owns various resort and club properties.
Basis of Presentation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2010 balance sheet amounts have been derived from the Company’s December 31, 2010 audited financial statements.
     The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
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
Long-Lived Assets and Discontinued Operations
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating, development and investment property. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:
•	a prolonged decrease in the market price or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a current period operating or cash flow loss for an operating property; and,

•	an accumulation of costs in a development property that significantly exceeds its historically low basis in property held long-term.
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
     For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:
•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	projected price appreciation over time, which can range from 0% to 7% annually;

•	the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can range from 5 years to 17 depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs and holding costs to be incurred over the selling period;

•	in situations where development plans are subject to change, the amount of entitled land subject to bulk land sales or alternative use and the estimated selling prices of such property;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	assumptions regarding the intent and ability to hold individual investments in real estate over projected periods and related assumptions regarding available liquidity to fund continued development.
     For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:
•	for investments in hotel and rental condominium units, average occupancy and room rates, revenues from food and beverage and other amenity operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties as condo-hotels or condominiums, based on current prices for similar units appreciated to the expected sale date;

•	for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,

•	for investments in golf courses, future rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.
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

     Excluding any properties that have been written down to fair value, at December 31, 2010 the Company has one development property with a carrying value of approximately $23 million whose current undiscounted cash flows is approximately 110% or less of its carrying value.
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
Timber Deed
     Timber deed sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e. mature pulpwood and/or sawlogs) on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations. Under a timber deed, the buyer or some other third party is responsible for all logging and hauling costs, if any, and the timing of such activity. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete.
     On March 31, 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of a timber deed which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, the Company also entered into a Thinnings Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. During 2011, the Company recognized revenue of $54.5 million related to the timber deed with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deed.
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
2. Stock-Based Compensation and Earnings Per Share
Stock-Based Compensation
     Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation cost may be recognized over a shorter requisite service period if an employee meets retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eligibility requirements or if a change of control event occurs. Additionally, the 15% discount at which employees may purchase the Company’s common stock through payroll deductions is being recognized as compensation expense. Upon exercise of stock options or vesting of restricted stock, the Company will issue new common stock.
     A significant number of outstanding unvested restricted shares vested during the quarter in connection with recent changes in the Company’s Board of Directors which qualified as a change in control event under the Company’s 2009 Equity Incentive Plan. During March 2011, the Company accelerated the vesting of approximately 300,000 restricted shares resulting in $6.2 million in accelerated amortization expense.
Service-Based Grants
     A summary of service-based non-vested restricted share activity as of March 31, 2011 and changes during the three month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Shares	Shares	Value
Balance at December 31, 2010	266,659	$30.91
Granted	85,235	29.11
Vested	(260,058)	30.72
Forfeited	(1,159)	25.16

Balance at March 31, 2011	90,677	$31.49

     As of March 31, 2011, there was $0.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock and stock option compensation arrangements which will be recognized over a weighted average period of two years.
Market Condition Grants
     The Company has granted select executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a three year performance period.
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
     A summary of the activity during the three months ended March 31, 2011 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-Vested Restricted Shares	Shares	Value
Balance at December 31, 2010	562,531	$23.17
Granted	154,424	21.10
Vested	(291,304)	19.12
Forfeited	(348,740)	24.42

Balance at March 31, 2011	76,911	$15.69

     As of March 31, 2011, there was $0.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total stock-based compensation recognized in the consolidated statements of operations in corporate expenses for the three months ended March 31, 2011 and 2010 was $8.5 million and $1.5 million, respectively.
     The Company is evaluating alternatives to its existing stock-based programs.
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
     The following table presents a reconciliation of average shares outstanding:

	Three Months Ended
	March 31,
	2011	2010
Basic average shares outstanding	92,335,090	91,402,401
Net effect of stock options assumed to be exercised	13,071	—
Net effect of non-vested restricted stock assumed to be vested	30,577	—

Diluted average shares outstanding	92,378,738	91,402,401

     Approximately 0.2 million shares were excluded from the computation of diluted earnings (loss) per share during the three months ended 2010 as the effect would have been anti- dilutive.
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
Assets and liabilities measured at fair value on a recurring basis are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Fair value as of March 31, 2011:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investments in money market and short term treasury instruments	$208,819	$208,819	$—	$—
Retained interest in entities	10,385	—	—	10,385

Total, net	$219,204	$208,819	$—	$10,385

     Fair value as of December 31, 2010:

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investments in money market and short terms treasury instruments	$177,816	$177,816	$—	$—
Retained interest in entities	10,283	—	—	10,283

Total, net	$188,099	$177,816	$—	$10,283

     The Company has recorded a retained interest with respect to the monetization of certain installment notes, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.2 million during the three months ended March 31, 2011 and 2010. The Company will receive the payment of the remaining principal on the installment notes during 2022 and 2023.
     In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not make any changes in previously projected cash flows during the first quarter of 2011 or 2010.
     The following is a reconciliation of the Company’s retained interest:

2011
Balance January 1	$10,283
Additions	—
Accretion of interest income	102

Balance March 31	$10,385

     In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and financial position.
     On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the airport during the first three years of service by making specified break-even payments. There was no reimbursement required in 2010 and for the quarter ended March 31, 2011. The agreement also provides that Southwest’s profits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments. Profits from any calendar year, however, do not carryover from year to year.
     The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the break-even payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the airport are less than certain minimum annual amounts established in the agreement. As of March 31, 2011 actual revenues have exceeded these minimum amounts.
     At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows are estimated using numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality. Subsequently, the guarantee is measured at the greater of the fair value of the guarantee liability at inception or the payment amount that is probable and reasonably estimable of occurring, if any.
     The Company carried a standby guarantee liability of $0.8 million at March 31, 2011 and December 31, 2010 related to this strategic alliance agreement. The Company has made no payments under the standby guarantee.
     In order to mitigate potential losses that may arise from changes in Southwest Airlines’ jet fuel costs, we entered into a short term premium neutral collar arrangement in May 2010 which expires in May 2011 with respect to the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes. The notional quantity hedged is 200,000 gallons per month, with the call price at $2.55 per gallon and the put price at $1.93 per gallon.
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale, and which management intends to sell in the near term under current market conditions, are measured at lower of carrying value or fair value less costs to sell. The fair value of these properties is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term under current market conditions, including development and operating properties, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. If determined to be impaired, the fair value of these properties is determined based on the net present value of discounted cash flows using estimated future expenditures necessary to maintain and complete the existing project and management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs). The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties.
     In the first quarter of 2011 and 2010, the Company recorded impairment charges in the commercial real estate segment of $0.8 million and in the residential real estate segment of $0.1 million, respectively. As a result of the decision to indefinitely delay the development of the new corporate headquarters building in VentureCrossings Enterprise Centre, the Company impaired $0.8 million of predevelopment costs during the first quarter of 2011.
4. Investment in Real Estate
     Real estate by segment includes the following:

	March 31, 2011	December 31, 2010
Operating property:
Residential real estate	$179,730	$178,417
Rural land sales	139	139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2011	December 31, 2010
Forestry	57,124	60,339
Other	510	510

Total operating property	237,503	239,405

Development property:
Residential real estate	473,747	478,278
Commercial real estate	69,005	65,465
Rural land sales	7,446	7,446
Other	305	306

Total development property	550,503	551,495

Investment property:
Residential real estate	—	—
Commercial real estate	1,753	1,753
Rural land sales	—	—
Forestry	952	952
Other	5,901	5,901

Total investment property	8,606	8,606

Investment in unconsolidated affiliates:
Residential real estate	(2,146)	(2,122)

Total real estate investments	794,466	797,384
Less: Accumulated depreciation	43,993	41,992

Investment in real estate	$750,473	$755,392

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
5. Notes Receivable
     Notes receivable consisted of the following:

	March 31, 2011	December 31, 2010
Various builders	$2,363	$2,358
Pier Park Community Development District	2,764	2,762
Various mortgages and other	447	611

Total notes receivable	$5,574	$5,731

6. Restructuring
During 2010 the Company relocated its corporate headquarters from Jacksonville, Florida to WaterSound, Florida. The Company also consolidated certain other existing offices from Tallahassee and Port St. Joe into the WaterSound location. During the first quarter of 2011, the Company decided to indefinitely delay the development of the new corporate headquarters building in VentureCrossings Enterprise Centre.
     The Company recorded a charge of $0.3 million in connection with the relocation during the first quarter of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The charges associated with the Company’s 2010 restructuring and reorganization program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total
Three months ended March 31, 2011:
One-time termination and relocation benefits to employees	$43	$(3)	$12	$—	$217	$269

Remaining one-time termination and relocation benefits to employees — to be incurred during 2011(a)	$244	$—	$173	$292	$1,101	$1,810

(a)	Represents costs to be incurred from April 1, 2011 through December 31, 2011.
     Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructurings. At March 31, 2011, the remaining accrued liability associated with restructurings and reorganization programs consisted of the following:

	Balance at			Balance at
	December 31,	Costs		March 31,	Due within
	2010	Accrued	Payments	2011	12 months
One-time termination and relocation benefits to employees — 2010 relocation	$870	$259	$907	$222	$222

     On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. In the first quarter of 2011, the Company expensed $4.2 million under the terms of this agreement.
     On April  11, 2011, the Company entered into separation agreements with four additional members of senior management, including William S. McCalmont, Executive Vice President and Chief Financial Officer, Roderick T. Wilson, President-West Bay Sector, Rusty Bozman, Senior Vice President-Corporate Development and Reece B. Alford, Senior Vice President, General Counsel and Secretary. Mr. McCalmont and Mr.  Alford will remain with the Company through May 20, 2011 with a six-month consulting period after separation, and the separation of Messrs. Wilson and Bozman was effective immediately. The Company will incur charges of approximately $4.3 million in the second quarter of 2011 as a result of these separation agreements.
7. Debt
     Debt consists of the following:

	March 31, 2011	December 31, 2010
Non-recourse defeased debt	24,795	25,281
Community Development District debt	29,143	29,370

Total debt	$53,938	$54,651

     The aggregate scheduled maturities of debt subsequent to March 31, 2011 are as follows (a)(b):

2011	$1,495
2012	2,018
2013	1,586
2014	1,507
2015	18,188
Thereafter	29,144

Total	$53,938

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $24.8 million.

(b)	Community Development District debt maturities are presented in the year of contractual maturity; however, earlier payments may be required when the properties benefited by the CDD are sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company has a $125 million revolving Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company and Deutsche Bank that expires on September 19, 2012. The Credit Agreement contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement does not contain a fixed charge coverage covenant. The Credit Agreement also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The following includes a summary of the Company’s more significant financial covenants:

	Covenant		March 31, 2011
Minimum consolidated tangible net worth	$800,000		$888,272
Ratio of total indebtedness to total asset value	50.0%		3.97%
Unencumbered leverage ratio	2.0	x	65.03	x
Minimum liquidity	$20,000		$340,451
     The Company was in compliance with its debt covenants at March 31, 2011.
     The Credit Agreement contains customary events of default. If any event of default occurs, lenders holding two-thirds of the commitments may terminate the Company’s right to borrow and accelerate amounts due under the Credit Agreement. In the event of bankruptcy, all amounts outstanding would automatically become due and payable and the commitments would automatically terminate.
8. Employee Benefit Plans
     A summary of the net periodic benefit (credit) follows:

	Three Months Ended
	March 31,
	2011	2010
Service cost	$2,014	$325
Interest cost	344	375
Expected return on assets	(841)	(1,425)
Prior service costs	178	175
Actuarial loss	—	—

Net periodic pension cost (credit)	$1,695	$(550)

     The Company remeasures its plan assets and benefit obligation at each December 31. No events occurred during the three months ended March 31, 2011 which would require the Company to remeasure its plan assets or benefit obligation.
9. Income Taxes
     The Company had approximately $1.7 million and $1.4 million of total unrecognized tax benefits as of March 31, 2011 and December 31, 2010, none of which, if recognized, would materially affect the effective income tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of zero and $(0.2) million (net of tax benefit) at March 31, 2011 and December 31, 2010, respectively, related to uncertain tax positions. There were no significant changes to unrecognized tax benefits including interest and penalties during the first quarter of 2011, and the Company does not expect any significant changes to its unrecognized tax benefits during the next twelve months.
10. Segment Information
     The Company’s reportable operating segments are residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment primarily develops and sells homesites to builders. This segment also includes the Company’s resort and club operations, the purpose of which is to enhance the desirability of the Company’s residential real estate. The commercial real estate segment sells and leases developed and undeveloped

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lands. The rural land sales segment primarily sells parcels of land included in the Company’s timberland holdings. The forestry segment produces and sells pine pulpwood, sawtimber and other forest products.
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
     Information by business segment is as follows:

	Three Months Ended
	March 31,
	2011	2010
Operating Revenues:
Residential real estate	$7,765	$5,511
Commercial real estate	297	388
Rural land sales	2,750	986
Forestry	62,624	6,415

Consolidated operating revenues	$73,436	$13,300

Income (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes:
Residential real estate	$(8,845)	$(11,244)
Commercial real estate	(1,866)	(434)
Rural land sales	2,285	(309)
Forestry	52,744	1,470
Other	(22,651)	(7,119)

Consolidated income (loss) from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	$21,667	$(17,636)

	March 31, 2011	December 31, 2010
Total Assets:
Residential real estate	$636,685	$639,460
Commercial real estate	76,199	72,581
Rural land sales	7,963	7,964
Forestry	58,268	61,756
Other	303,134	269,934

Total Assets	$1,082,249	$1,051,695

11. Contingencies
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sites, including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.
     The Company’s former paper mill site in Gulf County and certain adjacent properties are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The Company is in the process of assessing and rehabilitating certain adjacent properties. Management is unable to quantify the rehabilitation costs at this time.
     Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million at March 31, 2011 and December 31, 2010. Although in the opinion of management none of our environmental litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.
     On November 3, 2010 and December 7, 2010, two securities class action complaints were filed against the Company and certain of its current and former officers and directors in the Northern District of Florida. These cases have been consolidated in the U.S. District Court for the Northern District of Florida and are captioned as Meyer v. The St. Joe Company et al. (No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011.
     The complaint was filed on behalf of persons who purchased the Company’s securities between February 19, 2008 and October 12, 2010 and alleges that the Company and certain of its current and former officers and directors, among others, violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by making false and/or misleading statements and/or by failing to disclose that, as the Florida real estate market was in decline, the Company failed to take adequate and required impairments and accounting write-downs on many of the Company’s Florida-based properties and as a result, the Company’s financial statements materially overvalued the Company’s property developments. The plaintiff also alleges that the Company’s financial statements were not prepared in accordance with Generally Accepted Accounting Principles, and that the Company lacked adequate internal and financial controls, and as a result of the foregoing, the Company’s financial statements were materially false and misleading. The complaint seeks an unspecified amount in damages. On April 5, 2011, at the request of the plaintiff, the court dismissed the claims under the Securities Act of 1933 and dismissed the current and former director defendants from the case.
     The Company believes that it has meritorious defenses to the plaintiff’s remaining claims and intends to defend the action vigorously. The Company filed a motion to dismiss the case on April 6, 2011.
     Additionally, on March 29, 2011, a derivative lawsuit was filed by a shareholder on behalf of the Company against certain of its current and former officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090). The complaint alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The Company has received three other demand letters asking the Board of Directors to initiate derivative litigation in this matter.
     On January 4, 2011 the SEC notified the Company it is conducting an informal inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. The Company is fully cooperating with the SEC in connection with the informal inquiry. The notification from the SEC does not indicate any allegations of wrongdoing, and an inquiry is not an indication of any violations of federal securities laws.
     On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of its break-even payments.
     The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the airport. Although the agreement does not provide for maximum payments, the agreement may be terminated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the Company if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments. Profits from any calendar year, however, do not carryover from year to year. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the airport are less than certain minimum annual amounts established in the agreement. The Company carries a standby guarantee liability of $0.8 million at March 31, 2011 and December 31, 2010 related to this strategic alliance agreement.
     The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.
     At March 31, 2011 and December 31, 2010, the Company was party to surety bonds of $27.6 million and $27.9 million, respectively, and standby letters of credit in the amount of $0.8 million at March 31, 2011 and December 31, 2010 which may potentially result in liability to the Company if certain obligations of the Company are not met.
12. Concentration of Risks and Uncertainties
     The Company’s real estate investments are concentrated in the State of Florida in a number of specific development projects. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.
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
     On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the airport during the first three years of service. See Note 3 for further discussion of this standby guarantee.
     Smurfit-Stone’s Panama City mill is the largest consumer of pine pulpwood logs within the immediate area in which most of the Company’s timberlands are located. In July of 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by St. Joe during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. Under the terms of the supply agreement, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless if the Smurfit-Stone mill in Panama City were to permanently cease operations, the price for our pulpwood may decline, and the cost of delivering logs to alternative customers would increase.
13. Common Stock Purchase Rights Plan
     On February 15, 2011, the Board of Directors adopted a Common Stock Purchase Rights Plan. On March 4, 2011 the Board of Directors amended the plan such that the rights which were previously dividended to holders of record of common stock as of the close of business on February 28, 2011, expired on March 4, 2011.

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
     We make forward-looking statements in this Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast”, or similar expressions. In particular, forward-looking statements include, among others, statements about the following:
•	changes in the strategic direction of the Company;

•	future operating performance, revenues, earnings and cash flows;

•	future residential and commercial demand, opportunities and entitlements;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including commercial developers and homebuilders;

•	future amounts of capital expenditures;

•	the amount and timing of future tax refunds;

•	timeframes for future construction and development activity; and

•	the projected operating results and economic impact of the Northwest Florida Beaches International Airport.
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
     Forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q, as well as, among others, the following:
•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	a delay in the recovery of national economic conditions, or any further economic downturn;

•	economic conditions in Northwest Florida, Florida as a whole and key areas of the southeastern United States that serve as feeder markets to our Northwest Florida operations;

•	the adverse impact to Northwest Florida, the Gulf of Mexico and other coastal states resulting from the Deepwater Horizon oil spill in the Gulf of Mexico;

•	the possible negative effects from any future oil spill incidents in the Gulf of Mexico or perceived risk regarding the possibility of future oil spill incidents;

•	possible negative effects from oil or natural gas drilling if permitted off the coast of Northwest Florida;

•	availability of mortgage financing, increases in foreclosures and increases in interest rates;

•	changes in the demographics affecting projected population growth in Florida, including the migration of Baby Boomers;

•	the inability to raise sufficient cash to enhance and maintain our operations and to develop our real estate holdings;

•	an event of default under our credit facility, or the restructuring of such debt on terms less favorable to us;

•	possible future write-downs of the book value of our real estate assets and notes receivable;

•	the failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments;

•	the failure to attract desirable strategic partners, complete agreements with strategic partners and/or manage relationships with strategic partners going forward;

•	natural disasters, including hurricanes and other severe weather conditions, and the impact on current and future demand for our products in Florida, as well as the condition of our timber;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC informal inquiry;

•	whether our developments receive all land-use entitlements or other permits necessary for development and/or full build-out or are subject to legal challenge

•	if the Smurfit-Stone mill in Panama City were to permanently cease operations;

•	if we are considered to be controlled by an investment company under the Investment Company Act of 1940, which may limit possible transactions with strategic partners;

•	local conditions such as the supply of homes and homesites and residential or resort properties or a decrease in the demand for real estate in an area;

•	timing and costs associated with property developments;

•	the pace of commercial and economic development in Northwest Florida;

•	competition from other real estate developers;

•	decreases in pricing of our products and the related profit margins;

•	increases in operating costs, including real estate taxes and the cost of construction materials;

•	changes in the amount or timing of federal and state income tax liabilities resulting from either a change in our application of tax laws, an adverse determination by a taxing authority or court, or legislative changes to existing laws;

•	the failure to realize significant improvements in job creation and public infrastructure in Northwest Florida, including the expected economic impact of the Northwest Florida Beaches International Airport;

•	a reduction or termination of air service at Northwest Florida Beaches International Airport, especially any reduction or termination of Southwest Airlines’ service;

•	potential liability under environmental laws or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	potential liability relating to construction defects;

•	fluctuations in the size and number of transactions from period to period;

•	the prices and availability of labor and building materials;

•	increases in homeowner insurance rates and deductibles for property in Florida, particularly in coastal areas, and decreases in the availability of property insurance in Florida;

•	high property tax rates in Florida, future increases in such rates and changes in property tax classifications;

•	significant tax payments arising from any acceleration of deferred taxes;

•	increases in gasoline prices; and

•	acts of war, terrorism or other geopolitical events.
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
     Our commercial real estate segment generates revenues from the sale or lease of developed and undeveloped land for retail, multi-family, office, hotel and industrial uses and rental income. Our rural land sales segment generates revenues from the sale of undeveloped land, land with limited development, easements and mitigation bank credits. Our forestry segment generates revenues from the sale of pulpwood, sawtimber, standing timber and forest products and conservation land management services.

     Our business, financial condition and results of operations continued to be adversely affected during the first quarter of 2011 by the real estate downturn, slow economic recovery and other adverse market conditions. This challenging environment has exerted negative pressure on the demand for all of our real estate products.
     The large oil spill in the Gulf of Mexico from the Deepwater Horizon incident has had a negative impact on our properties, results of operations and stock price and has created uncertainty about the future of the Gulf Coast region. We have filed lawsuits seeking the recovery of damages against parties we believe are responsible for the oil spill. We cannot be certain, however, of the amount of any recovery or the ultimate success of our claims.
     We relocated our corporate headquarters from Jacksonville, Florida to WaterSound, Florida in 2010. We are also consolidating other existing offices into the WaterSound location. Although we previously announced that we would build a new headquarters facility at our VentureCrossings Enterprise Centre, we have now decided to indefinitely delay the development of the new corporate headquarters building. We are reallocating this capital to advance infrastructure construction supporting revenue generating industrial, warehouse and office developments. We impaired $0.8 million of predevelopment costs related to the new building in the first quarter of 2011.
     We had significant management changes in the first quarter of 2011. On January 1, 2011, Bruce R. Berkowitz and Charles M. Fernandez joined our Board of Directors. Mr. Berkowitz and Mr. Fernandez are the Managing Member and President, respectively, of Fairholme Capital Management, L.L.C., which is the largest beneficial owner of our common stock. Once having become involved with the Board, Messrs. Berkowitz and Fernandez raised a number of matters regarding our business strategy, management, corporate governance and compensation practices.
     Messrs. Berkowitz and Fernandez resigned from the Board on February 14, 2011 and announced that they would begin a process to replace the existing Board. As a result of discussions with the Board, on February 25, 2011, Wm. Britton Greene resigned from the Board and on March 3, 2011, Mr. Greene resigned as President and Chief Executive Officer, and three other directors resigned from the Board. Messrs. Berkowitz and Fernandez were reappointed to the Board along with Howard S. Frank and Governor Charles J. Crist.
     On March 4, 2011, one of our directors, Hugh M. Durden, was empowered with the duties of an interim Chief Executive Officer while serving in his capacity as a director, Mr. Berkowitz was elected Chairman of the Board and Mr. Fernandez was elected Vice-Chairman of the Board. Effective as of March 21, 2011, the Board appointed Park Brady as our Chief Operating Officer.
     On April 11, 2011, we entered into separation agreements with four additional members of senior management, including William S. McCalmont, Executive Vice President and Chief Financial Officer, Roderick T. Wilson, President-West Bay Sector, Rusty Bozman, Senior Vice President-Corporate Development and Reece B. Alford, Senior Vice President, General Counsel and Secretary. Mr. McCalmont and Mr. Alford will remain with the Company through May 20, 2011 with a six-month consulting period after separation, and the separation of Messrs. Wilson and Bozman was effective immediately. The Company will incur charges of approximately $4.3 million in the second quarter of 2011 as a result of these separation agreements.
     We also announced that Janna L. Connolly, currently our Senior Vice President and Chief Accounting Officer, will assume the position of Chief Financial Officer on May 21, 2011. The other senior executive positions will be filled internally.
     Our new management and Board of Directors are currently reviewing a number of strategic alternatives in order to maximize the long-term intrinsic value of the Company. The alternatives being reviewed include a revised business plan, asset management opportunities, strategic alliances, joint ventures, strategic acquisitions, raising additional capital, asset sales and possible business combinations. Our management under the direction of the Board of Directors will internally perform this review of strategic alternatives, and we have terminated our previously announced engagement of an investment banking firm to assist us in this effort.
     On March 31, 2011, we entered into a $55.9 million agreement with an investment fund for the sale of a timber deed which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, we also entered into a Thinnings Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. During the quarter ended March 31, 2011, we recognized revenue of $54.5 million related to the timber deed with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deed. The resulting pre-tax gain on this timber deed transaction was $50.3 million during the quarter ended March 31, 2011. More information can be found in the Form 8-K filed on March 31, 2011 and in Exhibit 10.1 hereto.
Critical Accounting Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and our accounting estimates are subject to change.
     The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in these policies during the first three months of 2011, however there is no assurance that these policies will not change in the future.
Recently Issued Accounting Standards
     See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
Results of Operations
     The Company generated net income of $14.1 million, or $.15 per share in the first quarter of 2011, compared to a net loss of $(11.4) million, or $(0.13) per share, for the first quarter of 2010. Results for the three months ended March 31, 2011 include a pre-tax gain of $50.3 million from the sale of the timber deed to an investment fund. Excluding the gain resulting from the timber deed, the Company reported losses in the first quarter of 2011 due to ongoing depressed revenues and significant expenses.
     During the first quarter of 2011, our results of operations included $16.8 million of the following significant pre-tax charges:
•	Acceleration of $6.2 million of restricted stock amortization expense due to the change in control of the Board of Directors and the vesting of most of our former President and Chief Executive Officer’s restricted stock;

•	Legal fees totaling $5.3 million due to defending the securities class action lawsuit, responding to the SEC informal inquiry, engaging a new law firm related to the foregoing, pursuing the three lawsuits we filed against the parties we believe are responsible for the Deepwater Horizon oil spill, and legal costs incurred in connection with the change of control of the Board and other corporate governance matters,

•	Restructuring charges of $4.5 million including payments to our former President and Chief Executive Officer under the terms of his Separation Agreement,

•	Impairment charges of $0.8 million in connection with the decision to indefinitely delay the development of our new corporate headquarters.
Consolidated Results
     Revenues and expenses. The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Difference	% Change
	(Dollars in millions)
Revenues:
Real estate sales	$5.2	$1.8	$3.4	184.2%
Resort and club revenues	5.1	4.6	0.5	10.8
Timber sales	62.6	6.4	56.2	878.1
Other	0.5	0.5	—	—

Total	73.4	13.3	60.1	451.8

Expenses:
Cost of real estate sales	1.8	0.6	1.2	200.0
Cost of resort and club revenues	6.6	6.5	0.1	1.5
Cost of timber sales	6.2	4.4	1.8	40.9
Cost of other revenues	0.5	0.5	—	—
Other operating expenses	7.0	8.0	(1.0)	(12.5)

Total	$22.1	$20.0	$2.1	10.5%

     The increase in real estate sales revenues and cost of real estate sales for the three months ended March 31, 2011 compared to 2010 was primarily due to increased sales in our residential real estate and rural land sales segment. Residential real estate sales, however; continue to remain weak as a result of oversupply and depressed prices within the Florida real estate markets.
     Resort and club revenues and cost of revenues increased for the three months ended March 31, 2011 compared to 2010. The increase was primarily due to rate and occupancy increases.
     Timber revenues increased $56.2 million due to the sale of the timber deed to an investment fund, as well as improved revenues from other timber operations. Cost of timber sales and depreciation also increased, to a lesser extent, as a result of the sale of the timber deed.
     Corporate expense. Corporate expense, representing corporate general and administrative expenses, was $18.2 million and $5.4 million during the three months ended March 31, 2011 and 2010, respectively. As a result of the change in control of the Board of Directors in the first quarter of 2011, the majority of our unvested restricted stock became fully-vested causing an acceleration of amortization expense resulting in a charge of $4.7 million. We also accelerated the vesting of most of our former President and CEO’s restricted stock pursuant to his Separation Agreement which resulted in a charge of $1.5 million.
     Legal fees increased $5.1 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to defending the securities class action lawsuit, responding to the SEC informal inquiry, engaging a new law firm to defend the securities class action lawsuit and the SEC informal inquiry, pursuing the three lawsuits we filed against the parties we believe are responsible for the Deepwater Horizon oil spill, and legal costs incurred in connection with the change in control of the Board of Directors and other corporate matters.
     Impairment Losses. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale and which management intends to sell in the near term under current market conditions, are measured at the lower of carrying value or fair value less costs to sell. Other properties for which management does not intend to sell in the near term under current market conditions, including development and operating properties are evaluated for impairment based on management’s best estimate of the long term use and eventual disposition of the property. During the first quarter of 2011 we recorded impairment charges of $0.8 million related to predevelopment costs written off in connection with the decision to indefinitely delay the development of our new corporate headquarters, and in 2010 we recorded impairment charges of $0.1 million in the residential real estate segment.
     Restructuring charge. On February 25, 2011, we entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President and Chief Executive Officer of the Company and as director of the Company. In the first quarter of 2011, the Company expensed $4.2 million under the terms of this agreement.
     We relocated our corporate headquarters during 2010. We recorded a charge of $0.3 million during the first quarter of 2011 related to termination and relocation benefits to employees as well as certain ancillary facility related costs. The total amount of termination and relocation benefits expected to be paid in 2011 is $1.8 million. See Note 7 to our consolidated financial statements for further information regarding our restructuring charges.
     Other income (expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, fair value adjustment of our retained interest in monetized installment note receivables and other income. Other income (expense) was $0.3 million and $(0.5) million for the three months ended March 31, 2011 and 2010, respectively. The $0.8 million increase in other income was primarily the result of a $1.3 million charge for litigation settlement that occurred in the first quarter of 2010.
     Equity in (loss) income of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income of unconsolidated affiliates was less than $0.1 million and $(0.4) million in the three months ended March 31, 2011 and 2010. Equity in (loss) income primarily related to joint ventures within our residential real estate segment which are now substantially sold out.
     Income tax expense (benefit). Income tax expense (benefit) totaled $7.6 million and $(6.6) million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate was 35% and 37% for the three months ended March 31, 2011 and 2010, respectively.
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
     Our residential sales improved from the previous year, although due to the real estate downturn, the slow economic recovery, the Deepwater Horizon oil spill and other adverse market conditions, sales remain weak. Inventories of resale homes and homesites remain high in our markets and prices remain depressed, and predicting when real estate markets will return to health remains difficult. Although we have noticed some renewed interest in residential real estate activity, we do not expect any significant favorable changes in market conditions during 2011.
     We review our long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale which management intends to sell in the near term under current market conditions are measured at lower of carrying value or fair value less costs to sell. Other properties that management does not intend to sell in the near term or under current market conditions, including development and operating properties, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. For projects under development, an estimate of future cash flows on an undiscounted basis is performed. These estimates did not indicate any need for impairment charges in the first quarter 2011. In the first quarter of 2010, we recorded impairment charges of $0.1 million..
     The table below sets forth the results of continuing operations of our residential real estate segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Revenues:
Real estate sales	$2.2	$0.5
Resort and club revenues	5.1	4.6
Other revenues	0.4	0.4

Total revenues	7.7	5.5

Expenses:
Cost of real estate sales	1.7	0.4
Cost of resort and club revenues	6.6	6.5
Cost of other revenues	0.4	0.5
Other operating expenses	4.5	5.3
Depreciation and amortization	2.5	2.5
Restructuring charge	—	0.7
Impairment charge	—	0.1

Total expenses	15.7	16.0

Other income (expense)	(0.8)	(0.8)

Pre-tax (loss) from continuing operations	$(8.8)	$(11.3)

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
Three Months Ended March 31, 2011 and 2010
     The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$—	$2.2	$2.2	$—	$0.5	$0.5
Cost of sales:
Direct costs	—	1.4	1.4	—	0.4	0.4
Selling costs	—	0.1	0.2	—	—	—
Other indirect costs	—	0.2	0.1	—	—	—

Total cost of sales	—	1.7	1.7	—	0.4	0.4

Gross profit	$—	$0.5	$0.5	$—	$0.1	$0.1

Gross profit margin	—%	23%	23%	—%	20%	20%
Units sold	0	22	22	—	6	6

     The increases in the amounts of real estate sales were due primarily to increases in resort as well as primary homesite closings to builders in our Northwest Florida communities. The average sales price in the first quarter of 2011 was also slightly better than the average sales price in the first quarter of 2010.
     The following table sets forth home and homesite sales activity by geographic region and property type.

	March 31, 2011				March 31, 2010
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)
Northwest Florida:
Resort and Seasonal Homesites	14	$1.9	$1.4	$0.5	5	$0.5	$0.4	$0.1
Primary Homesites	8	0.3	0.3	—	1	—	—	—
Northeast Florida:
Primary Single-family homes	—	—	—	—	—	—	—	—
Homesites	—	—	—	—	—	—	—	—

Total	22	$2.2	$1.7	$0.5	6	$0.5	$0.4	$0.1

     Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Hawks Landing and Southwood. RiverTown is our only remaining community in Northeast Florida.
     We sold 14 homesites in the first quarter of 2011 in WaterColor, WaterSound and WaterSound West Beach compared to 5 homesite closings in the first quarter of 2010. We also sold seven homesites in Southwood and one homesite in Gulf County.
     Resort and club revenues included revenues from the WaterColor Inn, WaterColor and WaterSound vacation rental programs and other resort, golf, club and marina operations. Resort and club revenues in total increased and were $5.1 million and $4.6 million in the first quarter of 2011 and 2010. The increase was primarily due to rate and occupancy increases at the WaterColor Inn and vacation rental programs. Cost of resort and club revenues were $6.6 million and $6.5 million in the first quarter of 2011 and 2010, respectively.
     Other operating expenses included salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $4.5 million in the first quarter of 2011 compared to $5.3 million in the first quarter of 2010. The decrease of $0.8 million in operating expenses was primarily due to reductions in employee costs along with reductions in insurance costs, other project costs, and real estate taxes.
     Other expense was ($0.8) million during the first quarter of 2011 which primarily consisted of interest expense associated with our community development district obligations.
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

     The table below sets forth the results of the continuing operations of our commercial real estate segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Revenues:
Real estate sales	$0.2	$0.3
Other revenue	0.1	0.1

Total revenues	0.3	0.4

Expenses:
Cost of real estate sales	—	—
Other operating expenses	1.6	1.6
Impairments	0.8	—

Total expenses	2.4	1.6
Other income	0.2	0.7

Pre-tax (loss) from continuing operations	$(1.9)	$(0.5)

     Other revenue primarily relates to lease income associated with a long term land lease with the Port Authority of Port St. Joe.
     We had one commercial land sale in Bay County during the three months ended March 31, 2011 of 1.2 acres at an average price of $192,000 per acre and one in Bay County during the three months ended March 31, 2010 of 2.8 acres at an average price of $110,000 per acre.
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
     The table below sets forth the results of operations of our rural land sales segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Revenues:
Real estate sales	$2.8	$1.0

Expenses:
Cost of real estate sales	0.1	0.1
Other operating expenses	0.5	0.6
Restructuring expenses	—	0.7

Total expenses	0.6	1.4

Other income	0.1	0.1

Pre-tax income (loss) from continuing operations	$2.3	$(0.3)

     Rural land sales for the three months ended March 31 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)
Three Months Ended:
March 31, 2011	1	98	$28,000	$2.8	$2.7
March 31, 2010	2	72	$5,541	$0.4	$0.3
     We have made a strategic decision to sell fewer acres of rural land as we have generated cash from other sources. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.
     During the three months ended March 31, 2011, we closed one sale of 98 acres in Leon county for $2.8 million, or $28,004 per acre. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another.
     We also sell credits to developers, utility companies and other users from our wetland mitigation banks. Included in real estate sales was $0.6 million related to the sale of nine mitigation bank credits at an average sales price of $65,201 per credit during the first quarter of 2010.
Forestry
     Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties.
     The table below sets forth the results of the continuing operations of our forestry segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Revenues:
Timber sales	$62.6	$6.4
Expenses:
Cost of timber sales	6.2	4.4
Other operating expenses	0.4	0.5
Depreciation and amortization	3.7	0.5

Total expenses	10.3	5.4

Other income	0.5	0.5

Pre-tax income from continuing operations	$52.8	$1.5

     On March 31, 2011, we entered into a $55.9 million agreement with an investment fund for the sale of a timber deed which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, we also entered into a Thinnings Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. During 2011, we recognized revenue of $54.5 million related to the timber deed with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deed. The resulting pre-tax gain on this timber deed transaction, net of cost of sales and depletion of $4.2 million was $50.3 million during the period ended March 31, 2011.
     We have a wood fiber supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”). Sales under this agreement were $4.0 million (155,000 tons) in the first quarter of 2011 and $3.7 million (175,000 tons) during the first quarter of 2010. Open market sales in the first quarter totaled $4.1 million (140,000 tons) in 2011 as compared to $2.3 million (110,000 tons) in 2010.

     Cost of sales for the forestry segment increased $1.8 million in the first quarter of 2011 compared to 2010. The increase in cost of goods sold was due primarily to professional fees associated with the timber deed, along with higher log delivery expenses resulting from increased log sales and a higher proportion of delivered volume in the current period quarter.
     Other income which consists primarily of income from hunting leases was $0.5 million during the first quarters of 2011 and 2010.
Liquidity and Capital Resources
     As of March 31, 2011, we had cash and cash equivalents of $216.2 million, compared to $183.8 million as of December 31, 2010.
     We currently invest our excess cash primarily in government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes. The Company is evaluating this practice and may make changes to this practice in order to achieve higher levels of interest income in the future.
     We believe that our current cash position, our undrawn $125 million revolving credit facility and the cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our near term working capital needs and capital expenditures.
     As more fully described in Note 7 of our consolidated financial statements, the credit facility contains covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The credit facility does not contain a fixed charge coverage covenant. The credit facility also contains various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. We were in compliance with our debt covenants at March 31, 2011. No funds have been drawn on the credit facility as of March 31, 2011.
     We have entered into a strategic alliance agreement with Southwest Airlines to facilitate low-fare air service to the Northwest Florida Beaches International Airport. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the airport during the first three years of service by making break-even payments. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. These cash payments and reimbursements could have a significant effect on our cash flows and results of operations depending on the results of Southwest’s operations of the air service.
Cash Flows from Operating Activities
     Net cash provided by (used in) operations was $37.4 million and ($14.5) million in the first three months of 2011 and 2010, respectively. During such periods, expenditures of $4.2 million in 2011 were primarily related to the commercial segment and expenditures of $1.4 million in 2010 were primarily related to our residential real estate segment..
Cash Flows from Investing Activities
     Net cash (used in) provided by investing activities was ($0.3) million and $0.3 million in the first three months of 2011 and 2010, respectively.
Cash Flows from Financing Activities
     Net cash (used in) provided by in financing activities was ($4.8) million and $3.0 million in the first three months of 2011 and 2010, respectively.
     CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying the CDD debt either as the property is sold by us or when assessed to us by the CDD. Accordingly, we have recorded debt of $29.1 million and $29.4 million related to CDD bonds as of March 31, 2011 and December 31, 2010, respectively.
Off-Balance Sheet Arrangements
     There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2010, during the first quarter of 2011.
Contractual Obligations and Commercial Commitments
     There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2010, during the first quarter of 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2010, during the first quarter of 2011.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
     (b) Changes in Internal Controls. During the quarter ended March 31, 2011, there were no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Oil Spill Lawsuits
     We have several ongoing lawsuits against certain parties we believe are responsible for the Deepwater Horizon oil spill in the Gulf of Mexico. The oil spill has negatively impacted our properties, results of operations and stock price. Each action alleges that the defendants were negligent, grossly negligent, and strictly liable for the damage caused to St. Joe, and we seek compensatory and punitive damages.
     On March 15, 2011, Judge Leonard Stark of the United States District Court for the District of Delaware issued an order in our action against Transocean Holdings, LLC and its related entities agreeing with us that the case must proceed in Delaware state court, not in federal court. Transocean appealed that ruling to the Third Circuit Court of Appeals, which promptly dismissed the appeal. On March 25, 2011, Judge Carl Barbier of the United States District Court for the Eastern District of Louisiana, who is overseeing the federal multidistrict litigation against a number of the Deepwater Horizon defendants, temporarily stayed our case against Transocean until he determines certain related legal issues, which are scheduled for oral argument on May 26, 2011. We have filed a notice of appeal from Judge Barbier’s order staying the Transocean action.
     On March 29, 2011, we voluntarily dismissed our separate actions against Halliburton Energy Services, Inc. and M-I, L.L.C., and filed a new consolidated complaint against both entities in Delaware Superior Court. Halliburton and M-I removed the consolidated action to Delaware federal court, and we are now litigating whether this case, like the Transocean case, must proceed in state court. On April 15, 2011, Judge Barbier in the Eastern District of Louisiana ruled that our prior dismissal of the separate Halliburton and M-I actions was ineffective, and has restored those cases to that court’s docket. We have filed a petition for writ of mandamus with the Fifth Circuit Court of Appeals seeking to overturn that order.
Shareholder Lawsuits
     We have an ongoing securities class action lawsuit against St. Joe and certain of our current and former officers pending before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. On April 5, 2011, at the request of the lead plaintiff, Judge Smoak issued an order dismissing the claims under the Securities Act of 1933 and dismissing Deutsche Bank and the current and former director defendants from the case. We filed a motion to dismiss the case on April 6, 2011.
     On March 29, 2011, a derivative lawsuit was filed by a shareholder on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090). The complaint alleges breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     Our Board of Directors has authorized a total of $950.0 million for the repurchase of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at March 31, 2011. There is no expiration date for the Stock Repurchase Program, however, we have no present intention to repurchase any shares under the Stock Repurchase Program. In addition, our $125 million revolving credit facility requires that we not repurchase stock in amounts in excess of any cumulative net income that we have earned since January 1, 2007.

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
				(In thousands)
Month Ended January 31, 2011	—	$—	—	$103,793
Month Ended February 28, 2011	169,876	$27.35	—	$103,793
Month Ended March 31, 2011		$	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved.
Item 5. Other Information
     On March 4, 2011, the Company entered into a letter agreement (the “Letter Agreement”) with Hugh M. Durden regarding his service as the Interim Chief Executive Officer of the Company for a 60 day period. The Letter Agreement was previously disclosed in a Current Report on Form 8-K filed on March 8, 2011.
     Effective as of May 3, 2011, the Company entered into a second letter agreement with Mr. Durden (the “Extension Letter”) extending his authority to act as the Interim Chief Executive Officer of the Company for an additional period of 30 days from the date of the Extension Letter, or such earlier date as the Board may determine in its sole discretion. Pursuant to the Extension Letter, the Company will pay Mr. Durden an additional $50,000 for his service, but he will not be eligible for, or entitled to receive, any employee benefits, severance benefits or other compensation. The Company will reimburse Mr. Durden for all reasonable business expenses incurred in accordance with its customary policies.
     The above summary is not intended to be complete and is qualified in its entirety by reference to the complete text of (1) the Letter Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2011, and is incorporated by reference herein, and (2) the Extension Letter, a copy of which is filed as Exhibit 10.4 hereto and is incorporated by reference herein.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
4.1	Amendment No. 1 to Shareholder Protection Rights Agreement dated March 4, 2011 by and between the registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
10.1	Purchase and Sale Agreement dated March 31, 2011 by and between St. Joe Timberland Company of Delaware, L.L.C. and Vulcan Timberlands, LLC (timber deed transaction).
10.2	Seventh Amendment to Credit Agreement dated March 31, 2011 by and among the registrant, Branch Banking and Trust Company, as agent and lender, and Deutsche Bank Trust Company Americas, as lender.
10.3	Letter Agreement regarding compensation dated March 4, 2011 by and between the registrant and Hugh M. Durden (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).
10.4	Letter Agreement regarding compensation dated May 3, 2011 by and between the registrant and Hugh M. Durden.
10.5	Employment Agreement dated March 7, 2011 by and between the registrant and Park Brady (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).
10.6	Separation Agreement between the registrant and William S. McCalmont dated April 11, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).
10.7	Separation Agreement between the registrant and Roderick T. Wilson dated April 11, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).
10.8	Separation Agreement between the registrant and Rusty Bozman dated April 11, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).
31.1	Certification by Interim Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification by Interim Chief Executive Officer.
32.2	Certification by Chief Financial Officer.
99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.
101*	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity (iv) the Consolidated Statements of Cash Flow and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company
Date: May 5, 2011	/s/ Park Brady
Park Brady
Chief Operating Officer

Date: May 5, 2011	/s/ Janna L. Connolly
Janna L. Connolly
Senior Vice President and Chief Accounting Officer