Form 10-Q
period 2011-06-30
ST JOE CO
filed 2011-08-04
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 27, 2011, there were 122,773,187 shares of common stock, no par value, issued and 92,282,372 outstanding, with 30,490,815 shares of treasury stock.

THE ST. JOE COMPANY
INDEX

Page No.
PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	2
Consolidated Statements of Operations — Three months and six months ended June 30, 2011 and 2010	3
Consolidated Statement of Changes in Equity — Six months ended June 30, 2011	4
Consolidated Statements of Cash Flows — Six months ended June 30, 2011 and 2010	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	35
PART II Other Information
Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6. Exhibits	38
Signatures	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investment in real estate	$754,805	$755,392
Cash and cash equivalents	199,829	183,827
Notes receivable	4,922	5,731
Pledged treasury securities	24,300	25,281
Prepaid pension asset	37,243	40,992
Property, plant and equipment, net	16,097	13,014
Other assets	29,349	27,458

	$1,066,545	$1,051,695

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$53,146	$54,651
Accounts payable	19,634	14,977
Accrued liabilities and deferred credits	73,285	73,233
Income taxes payable	67	1,772
Deferred income taxes, net	40,289	34,625

Total liabilities	186,421	179,258
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,772,281 and 122,923,913 issued at June 30, 2011 and December 31, 2010, respectively	942,568	935,603
Retained earnings	879,261	878,498
Accumulated other comprehensive (loss)	(5,854)	(10,546)
Treasury stock at cost, 30,490,815 and 30,318,478 shares held at June 30, 2011 and December 31, 2010, respectively	(936,139)	(931,431)

Total stockholders’ equity	879,836	872,124

Noncontrolling interest	288	313

Total equity	880,124	872,437

Total liabilities and equity	$1,066,545	$1,051,695

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Real estate sales	$3,482	$2,836	$8,694	$4,670
Resort and club revenues	12,974	10,797	18,086	15,389
Timber sales	8,166	7,804	70,790	14,219
Other revenues	662	598	1,150	1,057

Total revenues	25,284	22,035	98,720	35,335

Expenses:
Cost of real estate sales	2,765	1,140	4,545	1,731
Cost of resort and club revenues	10,996	9,631	17,570	16,134
Cost of timber sales	5,956	5,091	12,196	9,521
Cost of other revenues	537	621	1,030	1,082
Other operating expenses	6,259	7,565	13,269	15,538
Corporate expense, net	8,278	8,109	26,525	13,466
Depreciation and amortization	3,446	3,457	9,950	6,939
Impairment losses	1,697	502	2,479	555
Restructuring charges	5,926	1,158	10,402	2,698

Total expenses	45,860	37,274	97,966	67,664

Operating (loss) income	(20,576)	(15,239)	754	(32,329)

Other income (expense):
Investment income, net	165	452	372	835
Interest expense	(985)	(1,136)	(1,982)	(2,230)
Other, net	1,123	1,204	2,250	1,369

Total other income (expense)	303	520	640	(26)

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	(20,273)	(14,719)	1,394	(32,355)
Equity in (loss) income of unconsolidated affiliates	(16)	(51)	(40)	(429)
Income tax (benefit) expense	(6,946)	(6,140)	607	(12,729)

Net (loss) income	(13,343)	(8,630)	747	(20,055)
Less: Net loss attributable to noncontrolling interest	(7)	(8)	(16)	(20)

Net (loss) income attributable to the Company	$(13,336)	$(8,622)	$763	$(20,035)

(LOSS) INCOME PER SHARE
Basic
Net (loss) income attributable to the Company	$(0.14)	$(0.09)	$0.01	$(0.22)

Diluted
Net (loss) income attributable to the Company	$(0.14)	$(0.09)	$0.01	$(0.22)

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2010	92,605,435	$935,603	$878,498	$(10,546)	$(931,431)	$313	$872,437

Comprehensive income (loss):
Net income (loss)	—	—	763	—	—	(16)	747
Amortization of pension and reduction in accumulated postretirement benefit obligation, net	—	—	—	4,692	—	—	4,692

Total comprehensive income (loss)	—	—	—	—	—	—	5,439

Distributions	—	—	—	—	—	(9)	(9)

Issuances of restricted stock	261,214	—	—	—	—	—	—
Forfeitures of restricted stock	(416,846)	—	—	—	—	—	—
Issuance of common stock	4,000	100	—	—	—	—	100
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(725)	—	—	—	—	(725)
Amortization of stock-based compensation	—	7,590	—	—	—	—	7,590
Purchases of treasury shares	(172,337)	—	—	—	(4,708)		(4,708)

Balance at June 30, 2011	92,281,466	$942,568	$879,261	$(5,854)	$(936,139)	$288	$880,124

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$747	$(20,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,950	6,939
Stock-based compensation	8,383	3,845
Equity in loss of unconsolidated joint ventures	40	429
Deferred income tax (benefit)	2,658	(11,265)
Impairment losses	2,479	555
Pension charges	1,713	—
Cost of operating properties sold	4,287	1,693
Expenditures for operating properties	(9,906)	(5,698)
Changes in operating assets and liabilities:
Notes receivable	1,174	628
Other assets	(767)	(1,642)
Accounts payable and accrued liabilities	8,448	531
Income taxes payable	(2,484)	(5,399)

Net cash provided by (used in) operating activities	26,722	(29,439)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,556)	(287)
Proceeds from the disposition of assets	—	42
Contribution of capital to unconsolidated affiliates	(4,434)	—
Distributions from unconsolidated affiliates	—	391

Net cash (used in) provided by investing activities	(5,990)	146

Cash flows from financing activities:
Proceeds from exercises of stock options	100	5,083
Repayments of other long term debt	(166)	—
Distributions to minority interest partner	(9)	—
Excess tax benefits from stock-based compensation	53	60
Taxes paid on behalf of employees related to stock-based compensation	(4,708)	(795)

Net cash (used in) provided by financing activities	(4,730)	4,348

Net increase (decrease) in cash and cash equivalents	16,002	(24,945)
Cash and cash equivalents at beginning of period	183,827	163,807

Cash and cash equivalents at end of period	$199,829	$138,862

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

     Excluding any properties that have been written down to fair value, at December 31, 2010 the Company had one development property with a carrying value of approximately $23 million whose current undiscounted cash flow is approximately 110% of its carrying value.
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
     On March 31, 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of a timber deed which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, the Company also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct “First Thinnings” to purchase 85% of such first thinnings at fair market value. During the second quarter of 2011, we purchased approximately $0.6 million of first thinnings. During the first six months of 2011, the Company recognized revenue of $54.5 million related to the timber deed and an additional $1.4 million was recorded as an imputed land lease to be recognized over the life of the timber deed.
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
          2. Stock-Based Compensation and Earnings Per Share
     On May 12, 2009, the Company adopted The St. Joe Company 2009 Equity Incentive Plan whereby options, stock appreciation rights, restricted stock, restricted stock units and performance awards may be granted to directors and employees. The 2009 Equity Incentive Plan provides for the issuance of a maximum of 2.0 million shares of the Company’s common stock.
Stock-Based Compensation
     Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation cost may be recognized over a shorter requisite service period if an employee meets retirement eligibility requirements. Upon exercise of stock options, the Company will issue new common stock. Additionally, the 15% discount at which employees purchased the Company’s common stock through payroll deductions was being recognized as compensation expense. The Company discontinued the employee stock purchase plan as of July 1, 2011.
     The changes to the composition of the Company’s board of directors which occurred during the first quarter of 2011 constituted a “change in control event” under the terms of certain of our incentive plans. As a result, during March 2011, the Company accelerated the vesting of approximately 300,000 shares of restricted stock resulting in $6.2 million in accelerated stock compensation expense.
Service-Based Grants
     A summary of service-based non-vested restricted stock activity as of June 30, 2011 and changes during the six month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Non-Vested Restricted Stock	Shares	Value
Balance at December 31, 2010	266,659	$30.91
Granted	106,790	28.09
Vested	(288,363)	30.33
Forfeited	(20,900)	28.55

Balance at June 30, 2011	64,186	$29.59

     As of June 30, 2011 there was $0.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock and stock option compensation arrangements which will be recognized over a weighted average period of four years.
Market Condition Grants
     The Company has granted to select executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a three year performance period.
     The Company used a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables included expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and shareholder returns to those companies in its peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

     A summary of the activity for market condition non-vested restricted stock during the six months ended June 30, 2011 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Non-Vested Restricted Stock	Shares	Value
Balance at December 31, 2010	562,531	$23.17
Granted	154,424	21.10
Vested	(291,304)	19.12
Forfeited	(395,946)	23.38

Balance at June 30, 2011	29,705	$15.69

     As of June 30, 2011, there was $0.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of three years.
     Total stock-based compensation recognized in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation expense	$(87)	$2,314	$8,383	$3,845
     The Company is evaluating alternatives to its existing stock-based compensation programs.
Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and service-based non-vested restricted stock. Stock options and non-vested restricted stock are not considered in any diluted earnings per share calculations when the Company has a loss from continuing operations. Non-vested restricted stock subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and are considered outstanding only upon the satisfaction of the market conditions.
     The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic average shares outstanding	92,207,304	91,727,508	92,401,380	91,594,812
Net effect of stock options assumed to be exercised	—	—	7,004	—

Diluted average shares outstanding	92,207,304	91,727,508	92,408,384	91,594,812

     Less than 0.1 million shares were excluded from the computation of diluted earnings (loss) per share during the three months and six months ended June 30, 2011 and 2010, respectively, as the effect would have been anti-dilutive.
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
Assets and liabilities measured at fair value on a recurring basis are as follows:
     Fair value as of June 30, 2011

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investments in money market and short term treasury instruments	$186,873	$186,873	$—	$—
Retained interest in entities	10,490	—	—	10,490

Total, net	$197,363	$186,873	$—	$10,490

     Fair value as of December 31, 2010

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investments in money market	$177,816	$177,816	$—	$—
Retained interest in entities	10,283	—	—	10,283

Total, net	$188,099	$177,816	$—	$10,283

     The Company has recorded a retained interest with respect to the monetization of certain installment notes which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.3 million for each of the six months ended June 30, 2011 and 2010, respectively. In addition, the Company will receive the payment of the remaining principal on the installment notes during 2022 and 2023.
     In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not make adjustments as a result of changes in previously projected cash flows during the first six months of 2011 or 2010.

     The following is a reconciliation of the Company’s retained interest:

2011
Balance January 1	$10,283
Additions	—
Accretion of interest income	207

Balance June 30	$10,490

     In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and financial position.
     On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the airport during the first three years of service by making specified break-even payments. There was no reimbursement required in 2010 or the first six months of 2011. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments. Profits from any calendar year, however, do not carryover from year to year.
     The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the break-even payments to Southwest exceed $12 million in the second year of air service. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the airport are less than certain minimum annual amounts established in the agreement. As of June 30, 2011 actual revenues have exceeded these minimum amounts.
     At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows are estimated using numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality. Subsequently, the guarantee is measured at the greater of the fair value of the guarantee liability at inception or the payment amount that is probable and reasonably estimable of occurring, if any. The Company carried a standby guarantee liability of $0.8 million at June 30, 2011 and December 31, 2010 related to this strategic alliance agreement. The Company has made no payments under the standby guarantee.
     In order to mitigate potential losses that may arise from changes in Southwest Airlines jet fuel costs, we entered into a premium neutral collar arrangement with respect to the underlying cost of jet fuel for a portion of Southwest Airlines’ estimated fuel volumes. The collar arrangement expired in May 2011 and the Company received payments of $0.4 million during the term of the arrangement.
     The Company did not extend the term of, or enter into a new arrangement because the Company concluded that (i) the cost of jet fuel is a small proportion of the total costs the Company may be obligated to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service and (ii) the Company believes that the greatest likelihood of payments to Southwest Airlines pursuant to the strategic alliance agreement occurred during the first year of operations.
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale, and which management intends to sell in the near term under current market conditions, are measured at lower of carrying value or fair value less costs to sell. The fair value of these properties is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term under current market conditions, including development and operating properties, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. If determined to be impaired, the fair value of these properties is determined based on the net present value of discounted cash flows using estimated future expenditures necessary to maintain and complete the existing project and management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs). The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. For the six months ended June 30, 2011, the total impairment losses were $2.5 million. The assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2011 were as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value
	Identical Assets	Inputs	Inputs	June 30,	Total Impairment
	(Level 1)	(Level 2)	(Level 3)	2011	Losses
Non-financial assets:
Investment in real estate	$—	$1,224	$1,701	$2,925	$1,697
     During the second quarter of 2011, management made the decision to dispose of four homes to avoid the ongoing maintenance and other holding costs. One of these homes included a 53 acre parcel which the Company had initially developed as a rural retreat community. The remainder of the homes and condos owned by the Company are currently being used as rental property. As a result, long-lived assets sold or held for sale with a carrying amount of $4.6 million were written down to their fair value of $2.9 million, resulting in a loss of $1.7 million, which was included in impairment losses for the six months ending June 30, 2011. In addition, the Company impaired $0.8 million of predevelopment costs related to the construction of the Company’s proposed new headquarters in Northwest Florida, which has been indefinitely delayed.
4. Investment in Real Estate
     Real estate by segment includes the following:

	June 30, 2011	December 31, 2010
Operating property:
Residential real estate	$179,337	$178,417
Commercial real estate	1,982	—
Rural land sales	139	139
Forestry	57,479	60,339
Other	510	510

Total operating property	239,447	239,405

Development property:
Residential real estate	473,170	478,278
Commercial real estate	67,896	65,465
Rural land sales	7,396	7,446
Other	306	306

Total development property	548,768	551,495

Investment property:
Commercial real estate	1,753	1,753
Rural land sales	—	—
Forestry	952	952
Other	5,901	5,901

Total investment property	8,606	8,606

Investment in unconsolidated affiliates:
Residential real estate	2,272	(2,122)

Total real estate investments	799,093	797,384
Less: Accumulated depreciation	44,288	41,992

Investment in real estate	$754,805	$755,392

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
5. Notes Receivable
     Notes receivable consisted of the following:

	June 30, 2011	December 31, 2010
Various builders	$1,724	$2,358
Pier Park Community Development District	2,765	2,762
Various mortgages and other	433	611

Total notes receivable	$4,922	$5,731

6. Restructuring
     On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. In the first quarter of 2011, the Company expensed $4.2 million under the terms of this agreement. On April 11, 2011, the Company entered into separation agreements with four additional members of senior management, including William S. McCalmont, Executive Vice President and Chief Financial Officer, Roderick T. Wilson, President-West Bay Sector, Rusty Bozman, Senior Vice President-Corporate Development and Reece B. Alford, Senior Vice President, General Counsel and Secretary. Additionally, certain other employees were terminated pursuant to the Company’s 2011 restructuring program. In connection with these terminations, the Company expensed $5.9 million during the second quarter of 2011.
     The charges associated with the Company’s 2011 restructuring program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total
Three months ended June 30, 2011:
One-time termination benefits to employees	$164	$1,657	$199	$—	$3,853	$5,873

Cumulative restructuring charges, January 1, 2011 through June 30, 2011	$164	$1,657	$199	$—	$8,060	$10,080

Remaining one-time termination benefits to employees — to be incurred during 2011	$—	$—	$—	$—	$—	$—

     During 2010 the Company relocated its corporate headquarters from Jacksonville, Florida to WaterSound, Florida. The Company also consolidated other existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location.
     The charges associated with the Company’s 2010 restructuring and relocation program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total
Three months ended June 30, 2011:
One-time termination and relocation benefits to employees	$9	$—	$—	$—	$34	$43

Cumulative restructuring charges, January 1, 2010 through June 30, 2011	$1,013	$43	$793	$193	$3,521	$5,563

Remaining one-time termination and relocation benefits to employees — to be incurred during 2011(a)	$235	$—	$173	$292	$991	$1,691

(a)	Represents costs to be incurred from July 1, 2011 through December 31, 2011.
     Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructurings. At June 30, 2011, the remaining accrued liability associated with restructurings and reorganization programs consisted of the following:

	Balance at			Balance at
	December 31,	Costs		June 30,	Due within
	2010	Accrued	Payments	2011	12 months
One-time termination benefits to employees — 2010 restructuring and relocation program	$870	$312	$972	$210	$210

One-time termination benefits to employees — 2011 restructuring program	$—	$10,080	$4,831	$5,249	$5,249

7. Debt
     Debt consists of the following:

	June 30, 2011	December 31, 2010
Non-recourse defeased debt	24,300	25,281
Community Development District debt	28,846	29,370

Total debt	$53,146	$54,651

     The aggregate scheduled maturities of debt subsequent to June 30, 2011 are as follows (a)(b):

2011	$1,001
2012	2,018
2013	1,586
2014	1,507
2015	18,188
Thereafter	28,846

Total	$53,146

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $24.3 million which matures in years 2011-2015.

(b)	Community Development District debt maturities are presented in the year of contractual maturity; however, earlier payments may be required when the properties benefited by the CDD are sold.
     The Company had a $125 million revolving Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company. The Credit Agreement contained covenants relating to leverage, unencumbered asset value, net worth, liquidity and additional debt. The Credit Agreement also contained various restrictive covenants pertaining to acquisitions, investments, capital expenditures, dividends, share repurchases, asset dispositions and liens. The following includes a summary of the Company’s more significant financial covenants:

	Covenant		June 30, 2011
Minimum consolidated tangible net worth	$800,000		$879,382
Ratio of total indebtedness to total asset value	50.0%		3.83%
Unencumbered leverage ratio	2.0	x	71.38	x
Minimum liquidity	$20,000		$324,054
     The Company was in compliance with its debt covenants at June 30, 2011.
     On June 28, 2011, the Company notified Branch Banking and Trust Company that it was exercising its right to early terminate the Credit Agreement which was scheduled to mature on September 19, 2012. The termination was effective on July 1, 2011. The description of the material terms of the Credit Agreement is set forth in the Company’s Form 10-K for the year ended December 31, 2010. The Company did not incur any prepayment penalties in connection with the early termination of the Credit Agreement.
8. Employee Benefit Plans
     A summary of the net periodic benefit expense follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$999	$486	$3,013	$811
Interest cost	307	436	651	811
Expected return on assets	(787)	(1,518)	(1,628)	(2,943)
Prior service costs	173	200	351	375
Settlement loss	—	1,592	—	1,592
Curtailment charges	1,713	1,347	1,713	1,347

Net periodic benefit expense	$2,405	$2,543	$4,100	$1,993

     The Company remeasures its plan assets and benefit obligation at each December 31. The Company remeasured the plan assets and benefit obligations as of June 30, 2011 due to curtailment accounting.
     During the second quarter of 2011, the Company implemented a Health Reimbursement Arrangement whereby the Company will make a discretionary contribution every year on behalf of each retiree, beneficiary and surviving spouse. As a result the retiree medical liability has been reduced by $7.0 million with a corresponding reduction in accumulated other comprehensive income (loss). This change in accumulated other comprehensive income will be amortized into income over the future life expectancy of the participants (approximately 9 years).
9. Income Taxes
     The Company had approximately $1.7 million and $1.4 million of total unrecognized tax benefits as of June 30, 2011 and December 31, 2010, respectively. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of zero and $(0.2) million (net of tax benefit) at June 30, 2011 and December 31, 2010, respectively, related to uncertain tax positions.
10. Segment Information
     The Company’s reportable operating segments are residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment primarily develops and sells homesites to builders. This segment also includes the Company’s resort and club operations, the purpose of which is to enhance the desirability of the Company’s residential real estate. The commercial real estate segment sells and leases developed and undeveloped lands. The rural land sales segment primarily sells parcels of land included in the Company’s timberland holdings. The forestry segment produces and sells pine wood fiber, sawtimber and other forest products.

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
     Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues:
Residential real estate	$16,445	$12,986	$24,210	$18,497
Commercial real estate	598	59	895	447
Rural land sales	75	1,186	2,825	2,172
Forestry	8,166	7,804	70,790	14,219

Consolidated operating revenues	$25,284	$22,035	$98,720	$35,335

Income (loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes :
Residential real estate	$(6,308)	$(7,156)	$(15,154)	$(18,400)
Commercial real estate	(2,906)	(1,320)	(4,772)	(1,754)
Rural land sales	(388)	710	1,897	401
Forestry	1,753	2,162	54,497	3,632
Other	(12,424)	(9,115)	(35,074)	(16,234)

Consolidated income (loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(20,273)	$(14,719)	$1,394	$(32,355)

	June 30, 2011	December 31, 2010
Total Assets:
Residential real estate	$638,467	$639,460
Commercial real estate	78,387	72,581
Rural land sales	7,894	7,964
Forestry	58,468	61,756
Other	283,329	269,934

Total Assets	$1,066,545	$1,051,695

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
     Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million at June 30, 2011 and December 31, 2010. Although in the opinion of management none of our environmental litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.
     On November 3, 2010 and December 7, 2010, two securities class action complaints were filed against the Company and certain of its officers and directors in the Northern District of Florida. These cases have been consolidated in the U.S. District Court for the Northern District of Florida and are captioned as Meyer v. The St. Joe Company et al. (No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011. The complaint was filed on behalf of persons who purchased the Company’s securities between February 19, 2008 and October 12, 2010 and alleges that the Company and certain of its officers and directors, among others, violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by making false and/or misleading statements and/or by failing to disclose that, as the Florida real estate market was in decline, the Company was failing to take adequate and required impairments and accounting write-downs on many of the Company’s Florida-based properties and as a result, the Company’s financial statements materially overvalued the Company’s property developments. The plaintiffs also allege that the Company’s financial statements were not prepared in accordance with Generally Accepted Accounting Principles, and that the Company lacked adequate internal and financial controls, and as a result of the foregoing, the Company’s financial statements were materially false and misleading. The complaint seeks an unspecified amount in damages. The Company believes that it has meritorious defenses to the plaintiffs’ claims and intends to defend the action vigorously. The Company filed a motion to dismiss the case on April 6, 2011.
     Additionally, on March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of the Company against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The Company has received two other demand letters asking the Board of Directors to initiate derivative litigation in this matter.
     On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc, Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters, and the Company is cooperating with the SEC.
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
     The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest exceed $12 million in the second year of air service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments. Profits from any calendar year, however, do not carryover from year to year. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the airport are less than certain minimum annual amounts established in the agreement. The Company carries a standby guarantee liability of $0.8 million at June 30, 2011 and December 31, 2010 related to this strategic alliance agreement.
     The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.
     At June 30, 2011 and December 31, 2010, the Company was party to surety bonds of $28.7 million and $27.9 million, respectively, and standby letters of credit in the amount of $0.8 million at June 30, 2011 and December 31, 2010 which may potentially result in liability to the Company if the underlying obligations, primarily development and litigation related obligations, of the Company are not met.
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
     Smurfit-Stone’s Panama City mill is the largest consumer of pine pulpwood logs within the immediate area in which most of the Company’s timberlands are located. In July of 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by St. Joe during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. Under the terms of the Wood Fiber Supply Agreement entered into in November 2010, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless if the Smurfit-Stone mill in Panama City were to permanently cease operations, the price for our pulpwood may decline, and the cost of delivering logs to alternative customers would increase.

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

     We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment Operating Revenue
Residential real estate	65.0%	58.9%	24.5%	52.4%
Commercial real estate	2.4%	0.3%	0.9%	1.3%
Rural land sales	0.3%	5.4%	2.9%	6.1%
Forestry	32.3%	35.4%	71.7%	40.2%

Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

     Our business, financial condition and results of operations continued to be adversely affected during the second quarter of 2011 by the real estate downturn, slow economic recovery and other adverse market conditions. This challenging environment has exerted negative pressure on the demand for all of our real estate products. Even though we have seen slightly improved residential sales activity, as well as renewed interest in commercial sales activity, we do not expect any significant improvement in market conditions during the remainder of 2011.
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
     Our residential real estate segment generates revenues from:
•	the sale of developed homesites to retail customers and builders;

•	the sale of parcels of entitled, undeveloped land;

•	the sale of housing units built by us;

•	resort and club operations;

•	rental income; and

•	brokerage fees on certain transactions.
     Our residential real estate segment incurs cost of revenues from:
•	costs directly associated with the land, development and construction of real estate sold, indirect costs such as development overhead, project administration, warranty, capitalized interest and selling costs;

•	resort and club personnel costs, cost of goods sold, and management fees paid to third party managers;

•	operating expenses of rental properties; and

•	brokerage fees.
Commercial Real Estate
     Our commercial real estate segment plans, develops and entitles our land holdings for a broad range of retail, office, hotel, industrial and multi-family uses. We sell and develop commercial land and provide development opportunities for national and regional retailers as well as strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family rental projects. Our commercial real estate segment generates revenues from the sale or lease of developed and undeveloped land for retail, multi-family, office, hotel and industrial uses and rental income. Our commercial real estate segment incurs costs of revenues from costs directly associated with the land, development costs and selling costs and operating costs of rental properties.
Rural Land Sales
     Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development. Our rural land sales segment generates revenues from the sale of undeveloped land, land with limited development, easements and mitigation bank credits. Our rural land segment incurs costs of revenues from the cost of land sold, minimal development costs and selling costs.
     In recent years, our revenue from rural land sales have significantly decreased as a result of our decision to sell only non-strategic rural land and to principally use our rural land resources to create sources of recurring revenue as well as from declines in demand for rural land due to difficult current market conditions. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.
Forestry
     Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties. Our forestry segment generates revenues from the sale of wood fiber, sawtimber, standing timber and forest products and conservation land management services. Our forestry segment incurs costs of revenues from internal costs of forestry management, external logging costs, and property taxes.
     In November 2010, we entered into a new wood fiber supply agreement with Smurfit-Stone (which was recently acquired by RockTenn) (the “Smurfit-Stone Wood Fiber Agreement”). The new agreement replaces an agreement that we had entered into in July 2000 and that was scheduled to expire in June 2012. Under the agreement, we agreed to sell 4.0 million tons of pulpwood to Smurfit-Stone’s pulp and paper mill in Panama City, Florida over the next seven years. The new agreement also included more favorable pricing terms for us and guaranteed a steady demand for much of our wood fiber harvest and removed certain restrictions on St. Joe’s timberlands contained in the previous agreement. As a result of this new agreement, revenues from timber sales increased during the first half of 2011 and are expected to slightly increase, period over period, during the remainder of the year.
     On March 31, 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and we do not have any additional performance obligations. Under a timber deed, the buyer or some other third party is responsible for all logging and hauling costs, if any, and the timing of such activity. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete. As part of the agreement, we also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct a “First Thinning” to purchase 85% of such first thinnings at fair market value. During the second quarter of 2011, we purchased approximately $0.6 million of first thinnings.
2010 Restructuring and Relocation Program
     In 2010, we announced that we were relocating our corporate headquarters from Jacksonville, Florida to WaterSound, Florida and consolidating existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location. These relocations were completed in the second quarter of 2011. As a result of this restructuring and relocation program we incurred approximately $5.3 million of one-time charges during 2010 and $0.3 million during the first six months of 2011 primarily relating to one-time termination benefits in connection with the termination of employees that would not be relocating and relocation benefits for those employees that would be relocating, as well as certain ancillary facility-related costs. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. Although we previously announced that we would build a new headquarters facility, we have now decided to indefinitely delay the development of the new corporate headquarters building and impaired $0.8 million of predevelopment costs related to the new building in the first quarter of 2011.
2011 Restructuring Program
     In the first quarter of 2011, as a result of discussions between our Board of Directors and Fairholme Capital Management, L.L.C., the largest beneficial owner of our common stock, Mr. Greene entered into a Separation Agreement with us and resigned as our President and Chief Executive Officer. On April 11, 2011, we entered into separation agreements with four additional members of senior management, including William S. McCalmont, Executive Vice President and Chief Financial Officer, Roderick T. Wilson, President-West Bay Sector, Rusty Bozman, Senior Vice President-Corporate Development and Reece B. Alford, Senior Vice President, General Counsel and Secretary. As a result of these five separations, we incurred approximately $8.5 million in charges during the six months ended June 30, 2011 pursuant to the separation agreements of these individuals. These amounts do not include the additional $1.5 million non-cash compensation expense arising from the accelerated vesting of Mr. Greene’s restricted stock grants.
     Our new management team has adopted a restructuring plan which is aimed at significantly reducing operating costs. As part of this plan, we incurred approximately $1.6 million of charges during the six months ended June 30, 2011 related to severance payments to employees. We expect that our costs savings efforts will generate a decrease of approximately $15 million to $18 million in operating and corporate expenses on an annualized basis.
Recent Developments
     On June 28, 2011, the Company notified Branch Banking and Trust Company that it was exercising its right to early terminate the Credit Agreement which was scheduled to mature on September 19, 2012. The termination was effective on July 1, 2011. The Company did not incur any prepayment penalties in connection with the early termination of the Credit Agreement.
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
     The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in these policies during the first six months of 2011.
Recently Issued Accounting Standards
     See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Seasonality
     Our real estate business and our Northwest Florida residential resort and seasonal and resort and club communities are affected by seasonal fluctuations, with the spring and summer months traditionally being the most active time of year for customer traffic and sales.
Results of Operations
     Net loss increased $4.7 million to a loss of $(13.3) million, or $(0.14) per share, in the second quarter of 2011, compared to a net loss of $(8.6) million, or $(0.09) per share, for the second quarter of 2010. Net loss decreased $20.8 million to income of $0.8 million, or $.01 per share, in the first six months of 2011, compared to a loss of $(20.0) million, or $(0.22) per share, for the first six months of 2010. Included in our results for the three months and six months ended June 30 are the following notable charges:
     2011:
•	Acceleration of $6.2 million of stock compensation expense due to the change in control of the Board of Directors and accelerating the vesting of most of our former President and Chief Executive Officer’s restricted stock.

•	Restructuring charges of $5.9 million and $10.4 million for the three months and six months ended June 30, 2011, respectively, including payments to five members of our senior management under the terms of their Separation Agreements.

•	Impairment charges of $1.7 million and $2.5 million for the three months and six months ended June 30, 2011, respectively, relating to homes sold or which management intends to sell in the near future in our residential segment and the decision to indefinitely delay the development of our new corporate headquarters.

•	Legal fees totaling $3.5 million and $8.8 million for the three months and six months ended June 30, 2011 due to defending the securities class action lawsuit, responding to the SEC inquiry, pursuing the claims against the parties we believe are responsible for the Deepwater Horizon oil spill, and legal costs incurred in connection with the change of control of the Board and other corporate governance matters.
     2010:
•	Restructuring charges of $1.2 million and $2.7 million for the three months and six months ended June, 2010 related to the consolidation of our offices.

•	Impairment charges of $0.5 million and $0.6 million in the three months and six months ended June 30, 2010, respectively.
Consolidated Results
     Operating revenues and expenses. The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Difference	% Change	2011	2010	Difference	% Change
	(Dollars in millions)
Revenues:
Real estate sales	$3.5	$2.8	$0.7	25%	$8.7	$4.6	$4.1	89%
Resort and club revenues	13.0	10.8	2.2	20	18.1	15.4	2.7	18
Timber sales	8.2	7.8	0.4	5	70.8	14.2	56.6	399
Other revenues	0.6	0.6	—	—	1.1	1.1	—	—

Total	25.3	22.0	3.3	15	98.7	35.3	63.4	180

Expenses:
Cost of real estate sales	2.8	1.1	1.7	155	4.5	1.7	2.8	165
Cost of resort and club revenues	11.0	9.6	1.4	15	17.6	16.1	1.5	9
Cost of timber sales	6.0	5.1	0.9	18	12.2	9.5	2.7	28
Cost of other revenues	0.5	0.6	(0.1)	(17)	1.0	1.1	(0.1)	(9)
Other operating expenses	6.3	7.6	(1.3)	(17)	13.3	15.5	(2.2)	(14)

Total	$26.6	$24.0	$2.6	11%	$48.6	$43.9	$4.7	11%

     The increase in real estate sales revenues and cost of real estate sales for the three months and six months ended June 30, 2011 compared to 2010 was primarily due to increased sales in our residential real estate segment. Residential real estate sales continue to remain weak however as a result of oversupply, depressed prices within the Florida real estate markets, poor economic conditions and the oil spill from the Deepwater Horizon incident in the Gulf of Mexico. In addition, our rural land sales decreased for the three months ended June 30, 2011 compared to 2010 as a result of our planned reduction in large tract rural land sales as well as weakened demand and increased for the six months ended June 30, 2011 compared to 2010 due to higher average sales price of acres sold. Gross margin on real estates sales decreased for the three months and six months ended June 30, 2011 compared to 2010 primarily as a result of the higher proportion of residential sales compared to rural land sales.
     Resort and club revenues increased for the three months and six months ended June 30, 2011 compared to 2010. The increase in revenue was primarily due to rate and occupancy increases. Cost of revenues increases were related to occupancy increases. Margins were enhanced through reduced operating costs achieved primarily through adjustments in staffing models resulting in reduced labor expenses.
     Timber revenues and the cost of timber revenues for the quarter increased due to increased sales under the fiber agreement. Timber revenues for the six months ended June 30, 2011 compared to June 30, 2010 increased due to the sale of the timber deed to an investment fund, as well as improved revenues from other timber operations. Cost of timber sales and depreciation also increased, to a lesser extent, as a result of the sale of the timber deed. Gross margin on timber sales decreased for the three months ended June 30, 2011 compared to 2010 due primarily to additional purchases required subsequent to the timber deed (see Thinnings Supply Agreement discussed in the forestry segment below). Gross margin on timber sales increased for the six months ended June 30, 2011 compared to 2010 due to higher margin generated on the timber deed transaction.
     Other operating expenses relating to the residential real estate, commercial real estate, rural land and forestry segments include salaries and benefits, marketing, homeowners association assessments, property taxes and other administrative expenses. Other operating expenses decreased by $1.3 million, or 17% for the second quarter of 2011 compared to 2010 and $2.2 million, or 14% for the six months ended June 30, 2011 compared to 2010, both due to lower expenses as a result of our restructuring and cost savings efforts. For further detailed discussion of revenues and expenses, see Segment Results below.
     Corporate expense. Corporate expense, consisting of corporate general and administrative expenses, was $8.3 million and $8.1 million, during the three months ended June 30, 2011 and 2010, respectively, an increase of 2% due to higher legal fees. Corporate expense was $26.5 million and $13.5 million, during the six months ended June 30, 2011 and 2010, respectively, an increase of 96%. As a result of the change in control of the Board of Directors in the first quarter of 2011, the majority of our unvested restricted stock became fully-vested causing an acceleration of stock compensation expense resulting in a non-cash charge of $4.7 million. We also accelerated the vesting of most of our former President and CEO’s restricted stock pursuant to his Separation Agreement which resulted in a non-cash charge of $1.5 million to stock compensation expense.

     Legal fees increased $3.3 million during the three months ended June 30, 2011 compared to June 30, 2010 and $8.7 million during the six months ended June 30, 2011 compared to six months ended June 30, 2010, primarily due to defending the securities class action lawsuit, responding to the SEC inquiry, pursuing the claims against the parties we believe are responsible for the Deepwater Horizon oil spill, and legal costs incurred in connection with the change in control of the Board of Directors and other corporate matters.
     Impairment Losses. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. During the second quarter of 2011 and the first six months of 2011, we recorded impairment charges of $1.7 million relating to homes sold or which management intends to sell in the near term. Additionally during the six months ended June 30, 2011, we recorded an impairment charge of $0.8 million related to predevelopment costs written off in connection with the decision to indefinitely delay the development of our new corporate headquarters.
     During the second quarter of 2010 and the first six months of 2010, we recorded impairment charges on homes and homesites of zero and $0.1 million, respectively, in the residential real estate segments. During the second quarter of 2010 we also recorded a $0.5 million write-down resulting from a renegotiated builder note receivable in the residential segment.
     Restructuring charge. On February 25, 2011, we entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. In the first quarter of 2011, we expensed $4.2 million of restructuring charges under the terms of this agreement (not including the additional $1.5 million of non-cash compensation expense arising from the accelerated vesting of Mr. Green’s restricted stock grants).
     On April 11, 2011, we entered into separation agreements with four members of senior management, including William S. McCalmont, Executive Vice President and Chief Financial Officer, Roderick T. Wilson, President-West Bay Sector, Rusty Bozman, Senior Vice President-Corporate Development and Reece B. Alford, Senior Vice President, General Counsel and Secretary. Additionally, certain other employees were terminated pursuant to our present restructuring plan. In the second quarter of 2011, we expensed $5.9 million related to these terminations including amounts under the terms of the separation agreements.
     We recorded restructuring charges of $1.2 million and $2.7 million for the three months and six months ended June 30, 2010 respectively, under our 2010 restructuring and relocation program related to termination and relocation benefits to employees as well as certain ancillary facility related costs. See Note 6 to our consolidated financial statements for further information regarding our restructuring charges.
     Other income (expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, fair value adjustment of our retained interest in monetized installment note receivables and other income. Other income (expense) was $0.3 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $0.6 million and less than $(0.1) million for the six months ended June 30, 2011 and 2010, respectively.
     Investment income, net decreased $0.3 million and $0.5 million during the three and six months ended June 30, 2011 compared to 2010, respectively, primarily as a result of lower investment returns on our cash balances. Interest expense decreased $0.2 million during the three and six months ended June 30, 2011 compared to 2010. Other, net decreased less than $0.1 million during the three months ended and increased $0.8 million during the six months ended June 30, 2011 compared to 2010. The $0.8 million increase in other income was primarily the result of a $1.3 million charge for litigation settlement that occurred in 2010.
     Equity in (loss) income of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income primarily related to joint venture projects within our residential real estate segment which projects are now substantially sold out.

     Income tax (benefit) expense. Income tax (benefit) expense totaled $(6.9) million and $(6.1) million for the three months ended June 30, 2011 and 2010, respectively and $0.6 million and $(12.7) million for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate was 34% and 42% for the three months ended June 30, 2011 and 2010, respectively, and 44% and 39% for the six months ended June 30, 2011 and 2010, respectively.
Segment Results
Residential Real Estate
     Our residential sales improved from the previous year, although due to the continuing real estate downturn, the slow economic recovery, the continuing impact from the Deepwater Horizon oil spill and other adverse market conditions sales remain weak. Inventories of resale homes and homesites remain high in our markets and prices remain depressed, and predicting when real estate markets will return to health remains difficult. Although we have noticed some renewed interest in residential real estate activity, we do not expect any significant improvement in market conditions during the remainder of 2011.
     We recorded impairment charges of $1.7 million in the three months and the six months ended June 30, 2011 related to homes sold or which management intends to sell in the near term. We recorded impairment charges of $0.5 million and $0.6 million in the three months and six months ended June 30, 2010, respectively primarily related to a renegotiated builder note receivable.
     The table below sets forth the results of continuing operations of our residential real estate segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Real estate sales	$2.8	$1.6	$5.1	$2.2
Resort and club revenues	13.0	10.8	18.1	15.4
Other revenues	0.6	0.5	1.0	0.9

Total revenues	16.4	12.9	24.2	18.5

Expenses:
Cost of real estate sales	2.2	1.1	3.9	1.5
Cost of resort and club revenues	11.0	9.6	17.5	16.1
Cost of other revenues	0.4	0.6	0.9	1.1
Other operating expenses	4.1	4.8	8.7	10.1
Depreciation and amortization	2.4	2.5	4.9	5.1
Restructuring charges	0.2	—	0.2	0.7
Impairment losses	1.7	0.5	1.7	0.6

Total expenses	22.0	19.1	37.8	35.2

Other income (expense)	(0.7)	(0.9)	(1.5)	(1.7)

Pre-tax (loss) from continuing operations	$(6.3)	$(7.1)	$(15.1)	$(18.4)

     Real estate sales include sales of homes and homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor and WaterSound vacation rental programs, four golf courses, marina operations and other related resort activities. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.
Three Months Ended June 30, 2011 and 2010
     The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$0.5	$2.3	$2.8	$—	$1.4	$1.4
Cost of sales:
Direct costs	0.5	1.6	2.1	—	0.8	0.8
Selling costs	—	—	—	—	0.1	0.1
Other indirect costs	—	0.1	0.1	—	—	—

Total cost of sales	0.5	1.7	2.2	—	0.9	0.9

Gross profit	$—	$0.6	$0.6	$—	$0.5	$0.5

Gross profit margin	—%	26%	21%	—%	36%	36%
Units sold	1	24	25	—	16	16

     The following table sets forth home and homesite sales activity by geographic region and property type.

	Three Month Ended June 30, 2011				Three Month Ended June 30, 2010
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)
Northwest Florida:
Resort and Seasonal
Single-family homes	1	$0.5	$0.5	$—	—	$—	$—	$—
Homesites	12	1.8	1.3	0.5	11	1.1	0.8	0.3
Primary
Homesites	12	0.5	0.4	0.1	5	0.3	0.1	0.2
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	—	—	—	—	—	—	—	—

Total	25	$2.8	$2.2	$0.6	16	$1.4	$0.9	$0.5

     Also included in real estate sales are land sales of $0.2 million with related costs of $0.2 million for the second quarter of 2010.
     Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Breakfast Point, Hawks Landing and SouthWood. Our Northeast Florida community consisted of RiverTown.
     Northwest Florida resort and seasonal homesite closings in the second quarter of 2011 included ten homesites at WaterColor, and two at WaterSound West Beach, compared to seven at WaterColor and four at WaterSound West Beach in the second quarter of 2010. Primary homesite closings included three at Hawks Landing, one at Breakfast Point, six at Southwood and two in Port St. Joe during the second quarter of 2011 compared to five at Hawks Landing in second quarter of 2010.
     Resort and club revenues included revenues from the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf club and marina operations. Resort and club revenues were $13.0 million in the second quarter of 2011, with $11.0 million in related costs, compared to revenues totaling $10.8 million with $9.6 million in related costs in the second quarter of 2010. The increase in revenues was primarily due to rate increases at the WaterColor Inn and rate increases and higher occupancy in the vacation rental programs. The increase in costs was related to the increased occupancy.
     Other operating expenses included salaries and benefits, marketing, homeowners association assessments, project administration, property taxes and other administrative expenses. Other operating expenses were $4.1 million in the second quarter of 2011 compared to $4.8 million in the second quarter of 2010. The decrease of $0.7 million in operating expenses was primarily due to reductions in employee costs along with reductions in homeowners association assessments, other project costs and property taxes.
     Other expense was $0.7 million during the second quarter of 2011 which primarily consisted of interest expense associated with our community development district obligations which was not capitalized in 2011 due to reduced spending levels.
     Six Months Ended June 30, 2011 and 2010
     The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$0.5	$4.6	$5.1	$—	$2.0	$2.0
Cost of sales:
Direct costs	0.5	3.1	3.6	—	1.2	1.2
Selling costs	—	0.1	0.1	—	0.1	0.1
Other indirect costs	—	0.3	0.3	—	0.1	0.1

Total cost of sales	0.5	3.5	4.0	—	1.4	1.4

Gross profit	$—	$1.1	$1.1	$—	$0.6	$0.6

Gross profit margin	—%	24%	22%	—%	30%	30%
Units sold	1	46	47	—	22	22

     The following table sets forth home and homesite sales activity by geographic region and property type.

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
	(Dollars in millions)
Northwest Florida:
Resort and Seasonal
Single-family homes	1	$0.5	$0.5	$—	—	$—	$—	$—
Homesites	26	3.7	2.8	0.9	16	1.6	1.2	0.4
Primary
Homesites	20	0.9	0.7	0.2	6	0.4	0.2	0.2
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	—	—	—	—	—	—	—	—

Total	47	$5.1	$4.0	$1.1	22	$2.0	$1.4	$0.6

     Also included in real estate sales are land sales of $0.2 million with related cost of sales of $0.2 million for the six months ended June 30, 2010.
     Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Breakfast Point, Hawks Landing and Southwood. Our Northeast Florida community consisted of RiverTown.
     Northwest Florida resort and seasonal homesite closings for the six months ended June 30, 2011 included fifteen at WaterColor, one at WaterSound,and ten at WaterSound West Beach compared to eleven at WaterColor and four at WaterSound West Beach and one at WaterSound in 2010. Primary homesites closings in 2011 included three at Hawks Landing, one at Breakfast Point, thirteen at Southwood and three in Port St. Joe compared to six at Hawks Landing in 2010.
     Resort and club revenues were $18.1 million for the six months ended June 30, 2011, with $17.5 million in related costs compared to revenue totaling $15.4 million for the six months ended June 30, 2010, with $16.1 million in related costs. Revenues increased $2.7 million, primarily due to rate increases at the Watercolor Inn and vacation rental programs. The increase in costs was related to increased occupancy.
     Other operating expenses were $8.7 million for the six months ended June 30, 2011 compared to $10.1 million for the six months ended June 30, 2010. The decrease of $1.4 million in operating expenses was primarily due to reductions in employee costs along with reductions in homeowners association assessments and property taxes.
     We recorded restructuring charges in our residential real estate segment of $0.2 million during the first six months of 2011 and $0.7 million in the first six months of 2010.
     Other expense was $1.5 million during the first six months of 2011 which primarily consisted of interest expense associated with our community development district obligations which was not capitalized in 2011 due to reduced development spending levels.
   Commercial Real Estate
     The market for commercial real estate, particularly retail, remained weak during the first half of 2011.
     The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Real estate sales	$0.6	$—	$0.8	$0.3
Other revenues	—	0.1	0.1	0.1

Total revenues	0.6	0.1	0.9	0.4

Expenses:
Cost of real estate sales	0.5	—	0.5	—
Cost of other revenues	0.1	—	0.2	—
Other operating expenses	1.3	1.5	2.8	3.1
Restructuring charges	1.7	—	1.7	—
Impairment losses	—	—	0.8	—

Total expenses	3.6	1.5	6.0	3.1
Other income	0.1	0.1	0.3	0.9

Pre-tax (loss) from continuing operations	$(2.9)	$(1.3)	$(4.8)	$(1.8)

     Late in the second quarter of 2011, we began collecting rent from the build-to-suit lease with CVS Pharmacy in Port St. Joe and revenue from the three hundred space covered parking facility at the entrance to the Northwest Florida Beaches International Airport. The projects will contribute to our recurring revenue going forward.
     We had one commercial land sale in Bay County during the three months ended June 30, 2011 of 1 acre at a price of $550,000 and no sales during the three months ended June 30, 2010. Additionally, we had one commercial land sale in Bay County included in the six months ended June 30, 2011 of 1.2 acres at an average price of $192,000 per acre and one in Bay County during the six months ended June 30, 2010 of 2.8 acres at an average price of $110,000 per acre.
     Other operating expenses included costs associated with operating our parking facility at the Northwest Florida Beaches International Airport as well as personnel and administrative expenses related to our commercial real estate operations.
     We recorded an impairment charge in the commercial real estate segment of $0.8 million for the six months ended June 30, 2011 as a result of the write-off of predevelopment costs arising from the decision to indefinitely delay the development of the new corporate headquarters building in VentureCrossings Enterprise Centre during the first quarter of 2011.
     We recorded restructuring charges in our commercial real estate segment of $1.7 million during the three months and six months ended June, 2011 pursuant to our 2011 restructuring program.
Rural Land Sales
     During the first half of 2011, demand for rural land sales continued to remain weak as a result of difficult market conditions. In addition, in 2011 we continued to sell only non-strategic rural land and to principally use our rural land resources to create sources of recurring revenue. The table below sets forth the results of operations of our rural land sales segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Real estate sales	$—	$1.2	$2.8	$2.2

Expenses:
Cost of real estate sales	—	0.1	0.1	0.2
Other operating expenses	0.3	0.7	0.8	1.4
Restructuring charge	0.2	—	0.2	0.7

Total expenses	0.5	0.8	1.1	2.3

Other income	0.1	0.3	0.2	0.5

Pre-tax (loss) income from continuing operations	$(0.4)	$0.7	$1.9	$0.4

     Rural land sales for the three and six months ended June 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)
Three Months Ended:
June 30, 2011	1	5	$15,152	$0.08	$0.07
June 30, 2010	3	42	$9,482	$0.4	$0.4

Six Months Ended:
June 30, 2011	2	103	$27,387	$2.8	$2.7
June 30, 2010	5	114	$6,770	$0.8	$0.7

     We made a decision to sell only non-strategic rural land and to create sources of recurring revenue. We continued with that same strategy in 2011. We may, however, rely on rural land sales as a significant source of revenues and cash in the future.
     During the three months ended June 30, 2011, we closed one land sale of 5 acres in Franklin County for $75,760, or $15,152 per acre. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another.
     We also sell credits to developers, utility companies and other users from our wetland mitigation banks. Included in real estate sales was $0.6 million related to the sale of nine mitigation bank credits at an average sales price of $65,201 per credit during the first six months of 2010.
     Sales and costs of sales for the second quarter and six months ended June 30, 2010 also included previously deferred revenue and gain on sales of $0.4 million resulting from an easement sale transaction.
Forestry
     Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties.
     The table below sets forth the results of the continuing operations of our forestry segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Timber sales	$8.2	$7.8	$70.8	$14.2
Expenses:
Cost of timber sales	6.0	5.1	12.2	9.5
Other operating expenses	0.5	0.5	1.0	1.0
Depreciation and amortization	0.4	0.5	4.1	1.1

Total expenses	6.9	6.1	17.3	11.6

Other income	0.5	0.5	1.0	1.0

Pre-tax income from continuing operations	$1.8	$2.2	$54.5	$3.6

Three Months Ended June 30, 2011 and 2010
     Timber sales during the three months ended June 30, 2011 and June 30, 2010 arose from sales of wood fiber to RockTenn, formerly known as Smurfit-Stone Container Company, pursuant to our Wood Fiber Agreement and sales in the open market. In November 2010, we entered into a new Wood Fiber Agreement, which increased our pricing terms by approximately 25%, to more closely mirror current market rates. Sales under the wood fiber agreement increased to $4.4 million, for 170,000 tons, in the second quarter of 2011 from $3.5 million, for 167,000 tons, during the second quarter of 2010 principally as a result of the increased pricing. Open market sales in the second quarter totaled $3.7 million (133,000 tons) in 2011 as compared to $4.0 million (146,000 tons) in 2010, with fairly consistent pricing. Revenues for 2011 and 2010 included $0.1 million related to land management services. Our 2010 revenues also included $0.2 million related to the Biomass Crop assistance program sponsored by the federal government.
     Cost of sales for the forestry segment increased $0.9 million in the second quarter of 2011 compared to 2010 due primarily to the purchases made pursuant to the Thinnings Supply Agreement discussed below and increased logging and hauling expense related to diesel fuel prices.
Six Months Ended June 30, 2011 and 2010
     Timber sales during the six months ended June 30, 2011 arose from the sale of a timber deed during the first quarter of 2011 and from our ongoing sales of wood fiber. On March 31, 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, we also entered into a Thinnings Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. During the first six months of 2011, we recognized revenue of $54.5 million related to the timber deed with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deed. The resulting pre-tax gain on this timber deed transaction, net of cost of sales and depletion of $4.2 million was $50.3 million during the first quarter.
     During the first six months of 2011, we also had sales of pulpwood (1) under the wood fiber agreement of $8.4 million (325,000 tons) in the first six months of 2011, up from $7.1 million (342,000 tons) for the same period of 2010 and (2) in open market sales of $7.7 million (273,000 tons) up from $6.3 million (256,000 tons) for the same period in 2010. Increased sales under the wood fiber agreement were due to the increased pricing, slightly offset by lower volume. Revenues from open market sales increased due to more sales of delivered wood in 2011 which sell at a higher price than non-delivered wood. Our 2011 and 2010 revenues included $0.2 million related to the revenue received for land management services. Our 2010 revenues included $0.6 million related to the Biomass Crop assistance program sponsored by the federal government.
     Cost of sales for the forestry segment increased $2.7 million in the first six months of 2011 compared to 2010 due primarily to professional fees associated with the timber deed and purchases made pursuant to the Thinnings Supply Agreement.
Liquidity and Capital Resources
     As of June 30, 2011, we had cash and cash equivalents of $199.8 million, compared to $183.8 million as of December 31, 2010.
     We invest our excess cash primarily in bank deposit accounts, government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.
     On June 28, 2011, we notified Branch Banking and Trust Company that we were exercising our right to early terminate the Credit Agreement which was scheduled to mature on September 19, 2012. The termination was effective on July 1, 2011. The description of the material terms of the Credit Agreement is set forth in the Company’s Form 10-K for the year ended December 31, 2010. We did not incur any prepayment penalties in connection with the early termination of the Credit Agreement.
     We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our currently anticipated working capital needs and capital expenditures. The early termination of the Credit Agreement will allow us to avoid unused fees payable pursuant to the agreement and eliminate contractual restrictions and covenants set forth in the Credit Agreement, including, without limitation, restrictions relating to acquisitions or dispositions, investments, capital expenditures, dividends and stock repurchases. We believe that this additional flexibility will permit us to explore additional opportunities that may be accretive to shareholders.
     We have entered into a strategic alliance agreement with Southwest Airlines to facilitate low-fare air service to the new Northwest Florida Beaches International Airport. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making break-even payments. There has been no reimbursement required since the effective date of the agreement in May 2010.
Cash Flows from Operating Activities
     Net cash provided by (used in) operations was $26.7 million, due primarily to the sale of the timber deed and ($29.4) million in the first six months of 2011 and 2010, respectively. During such periods, capital expenditures relating to our residential real estate segment were $3.5 million and $3.5 million, respectively. Additional capital expenditures were $6.4 million and $2.2 million, respectively, and primarily related to commercial real estate development in Venture Crossings.

Cash Flows from Investing Activities
     Net cash (used in) provided by investing activities was $(6.0) million and $0.1 million in the first six months of 2011 and 2010, respectively. During the six months ended June 30, 2011 $4.4 million was contributed to the East San Marco joint venture for the purpose of paying off the joint venture’s debt.
Cash Flows from Financing Activities
     Net cash used in (provided by) financing activities was $(4.7) million and $4.3 million in the first six months of 2011 and 2010, respectively.
Off-Balance Sheet Arrangements
     There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2010, during the first six months of 2011.
Contractual Obligations and Commercial Commitments
     There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2010 during the first six months of 2011 except for obligations under the Thinnings Supply Agreement and the termination of the credit agreement with Branch Banking and Trust Company as previously discussed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2010, during the first six months of 2011.
   Forward-Looking Statements
     This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:
•	our expectations on the potential economic recovery and future growth of (i) the residential and commercial real estate industry and (ii) resort activity in Northwest Florida, in 2011 and beyond, and the drivers of such growth;

•	our expectations regarding the impact of our recent restructuring initiatives on our future operating expenses and results of operations;

•	our expectations regarding our currently anticipated working capital needs and capital expenditures;

•	our expectations regarding the amount of cash we expect to generate from operating activities and that such amounts will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures and provides us with the financial flexibility to withstand the current market downturn;

•	our expectations regarding the projected operating results and economic impact of the Northwest Florida Beaches International Airport and anticipated impact of our reimbursement obligation to Southwest Airlines on our future operating results;

•	expectations regarding the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our beliefs regarding the impact of the Deepwater Horizon oil spill on real estate development in Northwest Florida, the value of claims that we may have in connection with the settlement of litigation arising as a result of such oil spill and our expectations regarding the amounts and timing of any recoveries; and

•	our belief that by removing the contractual restrictions imposed by our prior revolving credit facility, we will have flexibility that will permit us to explore additional opportunities that may be accretive to shareholders.
     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as reductions in the availability of mortgage financing or property insurance, increases in foreclosures, interest rates, the cost of property insurance, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to effect our growth strategies in our commercial and residential real estate operations and our rural land and forestry business;

•	an increase in the prices, or shortages in the availability, of labor and building materials;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	the impact of natural or man-made disasters or weather conditions, including hurricanes and other severe weather conditions, on our business, including the economic health of the Northwest Florida region, the willingness of businesses and home buyers to invest in the region and of tourists to visit, and on the condition of our timber;

•	the adverse impact of Deepwater Horizon oil spill to the economy and future growth of Northwest Florida and other coastal states;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC inquiry;

•	the financial impact to our results of operations if the Smurfit-Stone mill in Panama City were to permanently cease operations;

•	a reduction or termination of air service at Northwest Florida Beaches International Airport, especially any reduction or termination of Southwest Airlines’ service;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	expectations regarding the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the amounts and timing of any recoveries arising from the Horizon Deepwater Oil Spill litigation;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	significant tax payments arising from any acceleration of deferred taxes;

•	our ability to realize the anticipated benefits of our recent restructuring, including the expected reductions in operating and corporate expenses on an on-going basis; and

•	our estimates of upfront costs associated with our restructuring initiatives; consulting or other professional fees that we may incur as a result of our reduced headcount and the impact of our restructuring initiatives on our operations
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.
     (b) Changes in Internal Controls. During the period ended June 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Oil Spill Lawsuits
     We have several ongoing lawsuits against certain parties we believe are responsible for Deepwater Horizon oil spill in the Gulf of Mexico. The oil spill has negatively impacted our properties, results of operations and stock price.
     On October 12, 2010, we filed a lawsuit in the Superior Court of the State of Delaware in New Castle County against Transocean Holdings, LLC, Transocean Offshore Deepwater Drilling, Inc., Transocean Deepwater, Inc. and Triton Asset Leasing GmbH (collectively, “Transocean”). The lawsuit alleges that Transocean, the owner of the drilling rig, was grossly negligent in the operation and maintenance of the drilling rig and its equipment and in overseeing drilling activities on the rig leading to the blowout of the well. We are seeking compensatory and punitive damages. On March 15, 2011, Judge Leonard Stark of the United States District Court for the District of Delaware issued an order in our action against Transocean Holdings, LLC and its related entities agreeing with us that the case must proceed in Delaware state court, not in federal court. Transocean appealed that ruling to the Third Circuit Court of Appeals, which promptly dismissed the appeal. On March 25, 2011, Judge Carl Barbier of the United States District Court for the Eastern District of Louisiana, who is overseeing the federal multidistrict litigation against a number of the Deepwater Horizon defendants, temporarily stayed our case against Transocean until he determines certain related legal issues, which were scheduled for oral argument on May 26, 2011. On June 8, 2011, we filed a notice of appeal from Judge Barbier’s order staying the Transocean action.

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
Shareholder Lawsuits
     We have an ongoing securities class action lawsuit against St. Joe and certain of our current and former officers pending before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. On April 5, 2011, at the request of the lead plaintiff, Judge Smoak issued an order dismissing the claims under the Securities Act of 1933 and dismissing Deutsche Bank and the current and former director defendants from the case. We filed a motion to dismiss the remaining claims under the case on April 6, 2011.
     On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case.
Other
     Additional information on certain judicial, regulatory and legal proceedings is incorporated herein by reference to the information set forth in Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     Our Board of Directors, in a series of board actions, has approved the repurchase of up to an aggregate of $950.0 million of our outstanding common stock from shareholders from time to time (the “Stock Repurchase Program”), of which $103.8 million remained available at June 30, 2011. Shares may be repurchased through open market repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations. The timing and amount of any shares repurchased will depend upon a variety of factors, including market and business conditions, applicable legal requirements and other factors. The stock repurchase program will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

				(d)
			(c)	Maximum Dollar
			Total Number of	Amount that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
				(In thousands)
Month Ended April 30, 2011	—	$—	—	$103,793
Month Ended May 31, 2011	2,461	$25.22	—	$103,793
Month Ended June 30, 2011			$—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification by Principal Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Principal Executive Officer.

32.2	Certification by Chief Financial Officer.

99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.

101 *	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
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

The St. Joe Company
Date: August 4, 2011	/s/ Park Brady
Park Brady
Principal Executive Officer

Date: August 4, 2011	/s/ Janna L. Connolly
Janna L. Connolly
Senior Vice President and Chief Financial Officer