Form 10-Q
period 2011-09-30
ST JOE CO
filed 2011-11-03
CIK 745308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 26, 2011, there were 122,770,434 shares of common stock, no par value, issued, of which 92,272,735 were outstanding and 30,497,699 shares were in treasury.

THE ST. JOE COMPANY
INDEX

Page No.
PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets —September 30, 2011 and December 31, 2010	2
Consolidated Statements of Operations — Three months and nine months ended September 30, 2011 and 2010	3
Consolidated Statement of Changes in Equity — Nine months ended September 30, 2011	4
Consolidated Statements of Cash Flow — Nine months ended September 30, 2011 and 2010	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	35
PART II Other Information
Item 1. Legal Proceedings	36
Item 6. Exhibits	38
Signatures	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investment in real estate	$759,603	$755,392
Cash and cash equivalents	188,242	183,827
Notes receivable	4,883	5,731
Pledged treasury securities	23,800	25,281
Prepaid pension asset	33,743	40,992
Property, plant and equipment, net	15,291	13,014
Other assets	23,101	27,458

	$1,048,663	$1,051,695

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$52,427	$54,651
Accounts payable	14,871	14,977
Accrued liabilities and deferred credits	66,752	73,233
Income taxes payable	—	1,772
Deferred income taxes, net	38,753	34,625

Total liabilities	172,803	179,258
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 122,771,547 and 122,923,913 issued at September 30, 2011 and December 31, 2010, respectively	942,681	935,603
Retained earnings	876,830	878,498
Accumulated other comprehensive (loss)	(7,793)	(10,546)
Treasury stock at cost, 30,490,815 and 30,318,478 shares held at September 30, 2011 and December 31, 2010, respectively	(936,139)	(931,431)

Total stockholders’ equity	875,579	872,124

Noncontrolling interest	281	313

Total equity	875,860	872,437

Total liabilities and equity	$1,048,663	$1,051,695

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Real estate sales	$5,677	$10,866	$14,371	$15,536
Resort and club revenues	12,023	8,755	30,109	24,144
Timber sales	8,186	6,817	78,976	21,036
Other revenues	859	667	2,009	1,724

Total revenues	26,745	27,105	125,465	62,440

Expenses:
Cost of real estate sales	3,624	3,335	8,169	5,066
Cost of resort and club revenues	10,576	8,786	28,146	24,920
Cost of timber sales	5,123	5,289	17,319	14,810
Cost of other revenues	728	515	1,759	1,597
Other operating expenses	4,692	12,300	17,961	27,838
Corporate expense, net	2,832	9,821	29,357	23,287
Depreciation and amortization	3,020	3,356	12,970	10,295
Impairment losses	—	—	2,479	555
Restructuring charges	348	1,654	10,750	4,352

Total expenses	30,943	45,056	128,910	112,720

Operating loss	(4,198)	(17,951)	(3,445)	(50,280)

Other income (expense):
Investment income, net	436	392	808	1,227
Interest expense	(1,077)	(5,171)	(3,059)	(7,401)
Other, net	940	1,081	3,190	2,450

Total other income (expense)	299	(3,698)	939	(3,724)

Loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes	(3,899)	(21,649)	(2,506)	(54,004)
Equity in loss of unconsolidated affiliates	(11)	(50)	(51)	(479)
Income tax (benefit) expense	(1,473)	(8,573)	(867)	(21,302)

Net loss	(2,437)	(13,126)	(1,690)	(33,181)
Less: Net loss attributable to noncontrolling interest	(6)	(10)	(22)	(30)

Net loss attributable to the Company	$(2,431)	$(13,116)	$(1,668)	$(33,151)

LOSS PER SHARE
Basic
Net loss attributable to the Company	$(0.03)	$(0.14)	$(0.02)	$(0.36)

Diluted
Net loss attributable to the Company	$(0.03)	$(0.14)	$(0.02)	$(0.36)

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2010	92,605,435	$935,603	$878,498	$(10,546)	$(931,431)	$313	$872,437

Comprehensive (loss):
Net (loss)	—	—	(1,668)	—	—	(22)	(1,690)
Amortization of pension and reduction in accumulated postretirement benefit obligation, net	—	—	—	2,753	—	—	2,753

Total comprehensive income (loss)	—	—	—	—	—	—	1,063

Distributions	—	—	—	—	—	(10)	(10)
Issuances of restricted stock	262,120	—	—	—	—	—	—
Forfeitures of restricted stock	(418,486)	—	—	—	—	—	—
Issuance of common stock	4,000	100	—	—	—	—	100
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(724)	—	—	—	—	(724)
Amortization of stock-based compensation	—	7,702	—	—	—	—	7,702
Purchases of treasury shares	(172,337)	—	—	—	(4,708)		(4,708)

Balance at September 30, 2011	92,280,732	$942.681	$876,830	$(7,793)	$(936,139)	$281	$875,860

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,690)	$(33,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,970	10,295
Stock-based compensation	8,609	4,730
Equity in loss of unconsolidated joint ventures	51	479
Deferred income tax (benefit)	1,118	(19,692)
Impairment losses	2,479	555
Pension charges	4,926	3,833
Cost of operating properties sold	7,626	3,260
Expenditures for operating properties	(21,438)	(9,487)
Changes in operating assets and liabilities:
Notes receivable	1,102	739
Other assets	3,083	373
Accounts payable and accrued liabilities	(1,085)	3,683
Income taxes payable	(2,625)	63,870

Net cash provided by operating activities	15,126	29,457

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,586)	(1,117)
Proceeds from the disposition of assets	100	50
Contribution of capital to unconsolidated affiliates	(4,434)	—
Distributions from unconsolidated affiliates	—	401

Net cash used in investing activities	(5,920)	(666)

Cash flows from financing activities:
Proceeds from exercises of stock options	100	5,083
Repayments of other long term debt	(227)	—
Distributions to minority interest partner	(10)	(10)
Excess tax benefits from stock-based compensation	54	(227)
Taxes paid on behalf of employees related to stock-based compensation	(4,708)	(1,042)

Net cash (used in) provided by financing activities	(4,791)	3,804

Net increase in cash and cash equivalents	4,415	32,595
Cash and cash equivalents at beginning of period	183,827	163,807

Cash and cash equivalents at end of period	$188,242	$196,402

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)
1. Description of Business and Basis of Presentation
   Description of Business
     The St. Joe Company (the “Company”) is a Florida-based real estate developer and manager. The Company owns approximately 573,000 acres of land concentrated primarily in Northwest Florida and has significant residential and commercial land-use entitlements in hand or in process. The majority of land not under development is used for the growing and selling of timber or is available for sale. The Company also owns various commercial, resort and club properties.
   Basis of Presentation
     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2010 balance sheet amounts have been derived from the Company’s December 31, 2010 audited financial statements.
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
     Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. Homes and homesites ready for sale include properties that are actively marketed with an intent to sell such properties in the near term. Management identifies properties as being ready for sale when the intent is to sell such assets in the near term under current market conditions. Other properties for which management does not intend to sell in the near term under current market conditions are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.
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
     The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group, which can be up to 35 years for certain properties with long range development plans. The estimated holding period is based on management’s current intent for the use and disposition of each property, which could be subject to change in future periods if the strategic direction of the Company were to change. The Company’s new management is in the process of evaluating the strategic direction of certain of its existing properties. If the excess of undiscounted cash flows over the carrying value of a property is small, there is a greater risk of future impairment in the event of such changes and any resulting impairment charges could be material.

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
     On March 31, 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of a timber deed which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, the Company also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct “First Thinnings”, to purchase 85% of such first thinnings at fair market value. During the three months and nine months ended September 30, 2011, we purchased approximately $0.1 million and $0.7 million, respectively, of first thinnings. During the first nine months of 2011, the Company recognized revenue of $54.5 million related to the timber deed and an additional $1.4 million was recorded as an imputed land lease to be recognized over the life of the timber deed.
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
     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires comprehensive income to be reported in either a single statement that presents the components of net income, the components of other comprehensive income, and total comprehensive income or in two consecutive statements. The first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.
     2. Stock-Based Compensation and Earnings Per Share
     On May 12, 2009, the Company adopted The St. Joe Company 2009 Equity Incentive Plan whereby options, stock appreciation rights, restricted stock, restricted stock units and performance awards may be granted to directors and employees. The 2009 Equity Incentive Plan provides for the issuance of a maximum of 2.0 million shares of the Company’s common stock. As of September 30, 2011, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.
   Stock-Based Compensation
     Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation cost may be recognized over a shorter requisite service period if an employee meets retirement eligibility requirements. Upon exercise of stock options, the Company will issue new common stock. Additionally, the 15% discount at which employees purchased the Company’s common stock through payroll deductions was recognized as compensation expense. The Company discontinued the employee stock purchase plan as of July 1, 2011.
     The changes to the composition of the Company’s board of directors which occurred during the first quarter of 2011 constituted a “change in control event” under the terms of certain of our incentive plans. As a result, during March 2011, the Company accelerated the vesting of approximately 300,000 restricted stock units resulting in $6.2 million in accelerated stock compensation expense.
   Service-Based Grants
     A summary of service-based restricted stock unit activity as of September 30, 2011 and changes during the six month period are presented below:

		Weighted Average
	Number of	Grant Date Fair
Service-Based Restricted Stock Units	Units	Value
Balance at December 31, 2010	266,659	$30.91
Granted	107,696	28.01
Vested	(289,269)	30.30
Forfeited	(20,900)	28.55

Balance at September 30, 2011	64,186	$29.59

     As of September 30, 2011, there was $0.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock unit and stock option compensation arrangements which will be recognized over a weighted average period of four years.

   Market Condition Grants
     The Company has granted to select executives and other key employees restricted stock units whose vesting is based upon the achievement of certain market conditions which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a three year performance period.
     The Company used a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition awards is affected by the stock price as well as by assumptions regarding a number of other variables. These variables included expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and shareholder returns to those companies in its peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.
     A summary of the activity for market condition restricted stock units during the nine months ended September 30, 2011 is presented below:

		Weighted Average
	Number of	Grant Date Fair
Market Condition Restricted Stock Units	Units	Value
Balance at December 31, 2010	562,531	$23.17
Granted	154,424	21.10
Vested	(291,304)	19.12
Forfeited	(397,586)	23.35

Balance at September 30, 2011	28,065	$15.69

     As of September 30, 2011, there was $0.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition restricted stock units which will be recognized over a weighted average period of three years.
     Total stock-based compensation recognized in the consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation expense	$225	$1,911	$8,609	$4,730
     The Company is evaluating alternatives to its existing stock-based compensation programs.
   Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and service-based restricted stock units. Stock options and restricted stock units are not considered in any diluted earnings per share calculations when the Company has a loss from continuing operations. Restricted stock units subject to vesting based on the achievement of market conditions are treated as contingently issuable shares and are issued and outstanding only upon the satisfaction of the market conditions.
     The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic average shares outstanding	92,190,064	91,773,482	92,243,345	91,635,193
Net effect of stock options assumed to be exercised	—	—	—	—

Diluted average shares outstanding	92,190,064	91,773,482	92,243,345	91,635,193

     Zero and less than 0.1 million shares were excluded from the computation of diluted earnings (loss) per share during the three months ended September 30, 2011 and 2010, respectively, and less than 0.1 million shares during the nine months ended September 30, 2011 and 2010, respectively, as the effect would have been anti-dilutive.
3. Fair value measurements
     The Company follows the provisions of ASC 820 for its financial and non-financial assets and liabilities. ASC 820 among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis are as follows:
     Fair value as of September 30, 2011

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Recurring:

Investments in money market and short term treasury instruments	$178,413	$178,413	$—	$—
Retained interest in entities	10,598	—	—	10,598

Total, net	$189,011	$178,413	$—	$10,598

     Fair value as of December 31, 2010

		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Recurring:

Investments in money market	$177,816	$177,816	$—	$—
Retained interest in entities	10,283	—	—	10,283

Total, net	$188,099	$177,816	$—	$10,283

     The Company has recorded a retained interest with respect to the monetization of certain installment notes which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.5 million for each of the nine months ended September 30, 2011 and 2010, respectively. In addition, the Company will receive the payment of the remaining principal on the installment notes during 2022 and 2023.

     In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not make adjustments as a result of changes in previously projected cash flows during the first nine months of 2011 or 2010.
     The following is a reconciliation of the Company’s retained interest:

2011
Balance January 1	$10,283
Additions	—
Accretion of interest income	315

Balance September 30	$10,598

     In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and financial position.
     On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the airport during the first three years of service by making specified break-even payments. There was no reimbursement required in 2010 or the first nine months of 2011. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of our break-even payments. Profits from any calendar year, however, do not carryover from year to year.
     The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the break-even payments to Southwest exceed $12 million in the second year of air service. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the airport are less than certain minimum annual amounts established in the agreement. As of September 30, 2011, actual revenues have exceeded these minimum amounts.
     At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows are estimated using numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality. Subsequently, the guarantee is measured at the greater of the fair value of the guarantee liability at inception or the payment amount that is probable and reasonably estimable of occurring, if any. The Company carried a standby guarantee liability of $0.8 million at September 30, 2011 and December 31, 2010 related to this strategic alliance agreement. The Company has made no payments under the standby guarantee.
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale, and which management intends to sell in the near term under current market conditions, are measured at lower of carrying value or fair value less costs to sell. The fair value of these properties is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term under current market conditions, including development and operating properties, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. If determined to be impaired, the fair value of these properties is determined based on the net present value of discounted cash flows using estimated future expenditures necessary to maintain and complete the existing project and management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs).The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. For the nine months ended September 30, 2011, the total impairment losses were $2.5 million. The assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 were as follows:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable	Fair Value	Total
	Identical Assets	Inputs	Inputs	September 30,	Impairment
	(Level 1)	(Level 2)	(Level 3)	2011	Losses
Non-financial assets:
Investment in real estate	$—	$1,224	$1,701	$2,925	$2,479
     During the second quarter of 2011, management made the decision to dispose of four homes to avoid the ongoing maintenance and other holding costs. One of these homes included a 53 acre parcel which the Company had initially developed as a rural retreat community. The remaining homes and condos owned by the Company are currently being used as rental property. As a result, long-lived assets sold or held for sale with a carrying amount of $4.6 million were written down to their fair value of $2.9 million, resulting in a loss of $1.7 million, which was included in impairment losses for the nine months ending September 30, 2011. In addition, the Company impaired $0.8 million of predevelopment costs related to the construction of the Company’s proposed new headquarters in Northwest Florida, which has been indefinitely delayed.
4. Investment in Real Estate
     Real estate by segment includes the following:

	September 30, 2011	December 31, 2010
Operating property:
Residential real estate	$179,523	$178,417
Commercial real estate	4,689	—
Rural land sales	139	139
Forestry	57,580	60,339
Other	510	510

Total operating property	242,441	239,405

Development property:
Residential real estate	473,183	478,278
Commercial real estate	71,288	65,465
Rural land sales	7,393	7,446
Other	306	306

Total development property	552,170	551,495

Investment property:
Commercial real estate	1,753	1,753
Rural land sales	—	—
Forestry	952	952
Other	5,901	5,901

Total investment property	8,606	8,606

Investment in unconsolidated affiliates:

	September 30, 2011	December 31, 2010
Residential real estate	2,261	(2,122)

Total real estate investments	805,478	797,384
Less: Accumulated depreciation	45,875	41,992

Investment in real estate	$759,603	$755,392

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
5. Notes Receivable
     Notes receivable consisted of the following:

	September 30, 2011	December 31, 2010
Various builders	$1,698	$2,358
Pier Park Community Development District	2,767	2,762
Various mortgages and other	418	611

Total notes receivable	$4,883	$5,731

6. Restructuring
     On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. On April 11, 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to the Company’s 2011 restructuring program. In connection with these terminations, the Company expensed $10.3 million during the nine months ended September 30, 2011.
     The charges associated with the Company’s 2011 restructuring program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total
Three months ended September 30, 2011:
One-time termination benefits to employees	$80	$—	$—	$77	$108	$265

Cumulative restructuring charges, January 1, 2011 through September 30, 2011	$244	$1,657	$199	$77	$8,168	$10,345

Remaining one-time termination benefits to employees — to be incurred during 2011	$—	$—	$—	$—	$—	$—

     During 2010 the Company relocated its corporate headquarters from Jacksonville, Florida to WaterSound, Florida. The Company also consolidated other existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location.
     The charges associated with the Company’s 2010 restructuring and relocation program by segment are as follows:

	Residential Real	Commercial Real	Rural Land
	Estate	Estate	Sales	Forestry	Other	Total
Three months ended September 30, 2011:
One-time termination and relocation benefits to employees	$—	$—	$—	$—	$84	$84

Cumulative restructuring charges, January 1, 2010 through September 30, 2011	$1,013	$43	$793	$193	$3,605	$5,647

Remaining one-time termination and relocation benefits to employees — to be incurred during 2011(a)	$186	$—	$173	$292	$733	$1,384

(a)	Represents costs to be incurred from October 1, 2011 through December 31, 2012.
     Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructurings. At September 30, 2011, the remaining accrued liability associated with restructurings and reorganization programs consisted of the following:

	Balance at			Balance at
	December 31,	Costs		September 30,	Due within
	2010	Accrued	Payments	2011	12 months
One-time termination benefits to employees — 2010 restructuring and relocation program	$870	$389	$1,192	$67	$67

One-time termination benefits to employees — 2011 restructuring program	$—	$10,344	$5,273	$5,071	$5,071

7. Debt
     Debt consists of the following:

	September 30, 2011	December 31, 2010
Non-recourse defeased debt	$23,800	$25,281
Community Development District debt	28,627	29,370

Total debt	$52,427	$54,651

     The aggregate scheduled maturities of debt subsequent to September 30, 2011 are as follows (a)(b):

2011	$501
2012	2,018
2013	1,586
2014	1,507
2015	18,188
Thereafter	28,627

Total	$52,427

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $23.8 million which matures in years 2011-2015.

(b)	Community Development District debt maturities are presented in the year of contractual maturity; however, earlier payments may be required when the properties benefited by the CDD are sold.
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
8. Employee Benefit Plans
     A summary of the net periodic expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$729	$511	$3,742	$1,322
Interest cost	301	337	952	1,148
Expected return on assets	(742)	(248)	(2,370)	(3,191)
Prior service costs	158	160	509	535
Settlement loss	2,887	894	2,887	2,486
Curtailment charges	326	—	2,039	1,347

Net periodic expense	$3,659	$1,654	$7,759	$3,647

     The Company remeasures its plan assets and benefit obligations at each December 31. The Company remeasured the plan assets and benefit obligations as of September 30, 2011 due to settlement and curtailment accounting.
     During the second quarter of 2011, the Company implemented a Health Reimbursement Arrangement whereby the Company would make a discretionary contribution every year on behalf of certain retirees, beneficiaries and surviving spouses. As a result, the retiree medical liability has been reduced by $7.0 million pre-tax with a corresponding reduction in accumulated other comprehensive income (loss).
     During the third quarter of 2011, the Company discontinued the Health Reimbursement Arrangement. As a result, the retiree medical liability has been reduced by an additional $3.5 million, accumulated other comprehensive income (loss) was reduced by $2.0 million and employee insurance expense was reduced by $5.5 million.
9. Income Taxes
     The Company had approximately $1.7 million and $1.4 million of total unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest of zero and $(0.2) million (net of tax benefit) at September 30, 2011 and December 31, 2010, respectively, related to uncertain tax positions.
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
     The accounting policies of the segments are the same as those described above in the summary of significant accounting policies herein and in our Form 10-K for the year ended December 31, 2010. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated statements of operations. All significant intercompany transactions have been eliminated. The caption entitled “Other” consists of corporate general and administrative expenses, net of investment income.

     Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Revenues:
Residential real estate	$16,592	$12,316	$40,802	$30,813
Commercial real estate	1,450	3,690	2,345	4,137
Rural land sales	517	4,282	3,342	6,454
Forestry	8,186	6,817	78,976	21,036

Consolidated operating revenues	$26,745	$27,105	$125,465	$62,440

Income (loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes :
Residential real estate	$(3,663)	$(16,575)	$(18,817)	$(34,975)
Commercial real estate	(523)	1,539	(5,295)	(215)
Rural land sales	307	3,548	2,204	3,949
Forestry	2,593	767	57,090	4,399
Other	(2,613)	(10,928)	(37,688)	(27,162)

Consolidated income (loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(3,899)	$(21,649)	$(2,506)	$(54,004)

	September 30, 2011	December 31, 2010
Total Assets:
Residential real estate	$633,227	$639,460
Commercial real estate	82,006	72,581
Rural land sales	7,881	7,964
Forestry	58,185	61,756
Other	267,364	269,934

Total Assets	$1,048,663	$1,051,695

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

     Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.5 million and $1.6 million at September 30, 2011 and December 31, 2010, respectively. Although in the opinion of management none of our environmental litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.
     There is an ongoing securities class action lawsuit against the Company and certain of its current and former officers pending before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to the Company’s accounting for its real estate assets. The complaint seeks an unspecified amount in damages. The Company filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011.
     Additionally, on March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of the Company against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The Company has received two other demand letters asking the Board of Directors to initiate derivative litigation in this matter. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer actions.
     The Company believes that it has meritorious defenses to the above referenced claims and intends to defend the actions vigorously.
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
     The Company carries a standby guarantee liability of $0.8 million at September 30, 2011 and December 31, 2010 related to the strategic alliance agreement with SouthWest Airlines.
     The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.
     At September 30, 2011 and December 31, 2010, the Company was party to surety bonds of $28.8 million and $27.9 million, respectively, and standby letters of credit in the amount of $0.8 million at September 30, 2011 and

December 31, 2010 which may potentially result in liability to the Company if the underlying obligations, primarily development and litigation related obligations, of the Company are not met.
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
     Smurfit-Stone’s Panama City mill is the largest consumer of pine pulpwood logs within the immediate area in which most of the Company’s timberlands are located. In July of 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by St. Joe during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. Under the terms of the Wood Fiber Supply Agreement entered into in November 2010, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless if the RockTenn mill in Panama City were to permanently cease operations, the price for our pulpwood may decline, and the cost of delivering logs to alternative customers would increase.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We own a large inventory of land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low initial cost basis before considering development costs. In order to increase the value of these core real estate assets, we seek to reposition portions of our substantial timberland holdings for higher and better uses. We seek to create value in and/or increase demand for our land by securing entitlements for higher and better land-uses, facilitating infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways, performing land restoration and enhancement and promoting economic development.
     We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Segment Operating Revenue
Residential real estate	62.1%	45.4%	32.5%	49.4%
Commercial real estate	5.4%	13.6%	1.9%	6.6%
Rural land sales	1.9%	15.8%	2.7%	10.3%
Forestry	30.6%	25.2%	62.9%	33.7%

Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

     Our business, financial condition and results of operations continued to be adversely affected during the third quarter of 2011 by the real estate downturn, slow economic recovery and other adverse market conditions. This challenging environment has exerted negative pressure on the demand for all of our real estate products. Even though we have seen slightly improved residential sales activity, as well as renewed interest in commercial sales activity, we do not expect any significant improvement in market conditions in the near term.
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
Residential Real Estate
     Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land in and around Jacksonville and Tallahassee.
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
Rural Land Sales
     Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development. Our rural land sales segment generates revenues from the sale of undeveloped land, land with limited development, easements and mitigation bank credits. Our rural land segment incurs costs of revenue from the cost of land sold, minimal development costs and selling costs.
     In recent years, our revenue from rural land sales have significantly decreased as a result of our decision to sell only non-strategic rural land and to principally use our rural land resources to create sources of recurring revenue as well as from declines in demand for rural land due to difficult current market conditions. We may, however, rely on rural land sales as a source of revenues and cash in the future.
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
     In November 2010, we entered into a new wood fiber supply agreement with Smurfit-Stone (the “Wood Fiber Supply Agreement”). The new agreement replaces an agreement that we had entered into in July 2000 and that was scheduled to expire in June 2012. Under the agreement, we agreed to sell 4.0 million tons of pulpwood to Smurfit-Stone’s pulp and paper mill in Panama City, Florida over the next seven years. The new agreement also included more favorable pricing terms for us, provided for a steady demand for much of our wood fiber harvest and removed certain restrictions on St. Joe’s timberlands contained in the previous agreement. As a result of this new agreement, revenues from timber sales increased during the first nine months of 2011 and are expected to slightly increase, period over period, during the remainder of the year.
     On March 31, 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and we do not have any additional performance obligations. Under a timber deed, the buyer or some other third party is responsible for all logging and hauling costs, if any, and the timing of such activity. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete. As part of the agreement, we also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct a “First Thinning”, to purchase 85% of such first thinnings at fair market value. During the three months and nine months ended September 30, 2011, we purchased approximately $0.1 million and $0.7 million, respectively, of first thinnings.
2010 Restructuring and Relocation Program
     In 2010, we announced that we were relocating our corporate headquarters from Jacksonville, Florida to WaterSound, Florida and consolidating existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location. These relocations were completed in the second quarter of 2011. As a result of this restructuring and relocation program we incurred approximately $5.3 million of one-time charges during 2010 and $0.3 million during the first nine months of 2011 primarily relating to one-time termination benefits in connection with the termination of employees that would not be relocating and relocation benefits for those employees that would be relocating, as well as certain ancillary facility-related costs. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. Although we previously announced that we would build a new headquarters facility, we have now decided to indefinitely delay the development of the new corporate headquarters building and impaired $0.8 million of predevelopment costs related to the new building in the first quarter of 2011.
2011 Restructuring Program
     In the first quarter of 2011, as a result of discussions between our Board of Directors and Fairholme Capital Management, L.L.C., the largest beneficial owner of our common stock, Wm. Britton Greene entered into a Separation Agreement with us and resigned as our President and Chief Executive Officer. On April 11, 2011, we

entered into separation agreements with four additional members of senior management. As a result of these five separations, we incurred approximately $8.5 million in charges during the nine months ended September 30, 2011 pursuant to the separation agreements of these individuals. These amounts do not include the additional $1.5 million non-cash compensation expense arising from the accelerated vesting of Mr. Greene’s restricted stock unit grants.
     Our new management team has adopted a restructuring plan which is aimed at significantly reducing operating costs. As part of this plan, we incurred approximately $1.9 million of charges during the nine months ended September 30, 2011 related to severance payments to employees. We expect that our cost savings efforts will generate a decrease of approximately $15 million to $18 million in operating and corporate expenses on an annualized basis.
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
     The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in these policies during the first nine months of 2011.
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
Results of Operations
     Net loss decreased $10.7 million to a loss of $(2.4) million, or $(0.03) per share, in the third quarter of 2011, compared to a net loss of $(13.1) million, or $(0.14) per share, for the third quarter of 2010. Net loss decreased $31.5 million to a loss of $(1.7) million, or $(0.02) per share, in the first nine months of 2011, compared to a loss of $(33.2) million, or $(0.36) per share, for the first nine months of 2010. Included in our results for the three months and nine months ended September 30 are the following notable charges:
     2011:
•	Acceleration of $6.2 million of stock compensation expense for the nine months ended September 30, 2011 due to the change in control of the Board of Directors and acceleration of the vesting of most of our former President and Chief Executive Officer’s restricted stock.

•	Restructuring charges of $0.3 million and $10.8 million for the three months and nine months ended September 30, 2011, respectively, including payments to five members of our senior management under the terms of their Separation Agreements.

•	Impairment charges of $2.5 million for the nine months ended September 30, 2011, relating to homes sold in our residential segment and the decision to indefinitely delay the development of our new corporate headquarters.

•	Legal fees totaling $1.5 million and $10.3 million for the three months and nine months ended September 30, 2011 due to defending the securities class action lawsuit, responding to the SEC inquiry, pursuing the claims against the parties we believe are responsible for the Deepwater Horizon oil spill, and legal costs incurred in connection with the change of control of the Board and other corporate governance matters.

•	Pension charges totaling $3.2 million and $4.9 million for the three months and nine months ended September 30, 2011 due to settlement and curtailment charges.
     2010:
•	Restructuring charges of $1.7 million and $4.4 million for the three months and nine months ended September 30, 2010, respectively, related to the consolidation of our offices.

•	Impairment charges of zero and $0.6 million in the three months and nine months ended September 30, 2010, respectively.

•	A non-cash charge of $8.8 million ($4.7 million of litigation settlement and $4.1 million of interest on the settlement) for the three months and nine months ended September 30, 2010 for a reserve for an adverse trial court verdict in a lawsuit involving a contract dispute.

•	Legal and clean-up costs of $2.6 million for the three months and nine months ended September 30, 2010 resulting from the DeepWater Horizon incident.

•	Pension charges totaling $0.9 million and $3.8 million for the three months and nine months ended September 30, 2010 due to settlement and curtailment charges.
Consolidated Results
     Operating revenues and expenses. The following table sets forth a comparison of revenues and certain expenses of continuing operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Difference	% Change	2011	2010	Difference	% Change
				(Dollars in millions)
Revenues:
Real estate sales	$5.7	$10.9	$(5.2)	(48)%	$14.4	$15.5	$(1.1)	(7)%
Resort and club revenues	12.0	8.8	3.2	36	30.1	24.2	5.9	24
Timber sales	8.2	6.8	1.4	21	79.0	21.0	58.0	276
Other revenues	0.8	0.6	0.2	33	2.0	1.7	0.3	18

Total	26.7	27.1	(0.4)	(1)	125.5	62.4	63.1	101

Expenses:
Cost of real estate sales	3.6	3.3	0.3	9	8.2	5.1	3.1	61
Cost of resort and club revenues	10.6	8.8	1.8	20	28.1	24.9	3.2	13
Cost of timber sales	5.1	5.3	(0.2)	(4)	17.3	14.8	2.5	17
Cost of other revenues	0.7	0.5	0.2	40	1.8	1.6	0.2	13
Other operating expenses	4.7	12.3	(7.6)	(62)	18.0	27.8	(9.8)	(35)

Total	$24.7	$30.2	$(5.5)	(18)%	$73.4	$74.2	$(0.8)	(1)%

     The decrease in real estate sales revenues for the three months and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily due to decreased sales in our rural land sale segment as a result of our planned reduction in large tract rural land sales as well as weakened demand. Cost of real estate sales increased and gross margin on real estate sales decreased for the three months and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of the higher proportion of residential sales compared to rural land sales.
     Resort and club revenues increased for the three months and nine months ended September 30, 2011 compared to the same periods in 2010. The increase in revenue was primarily due to rate and occupancy increases. Cost of revenues increases were related to occupancy increases. Margins were enhanced through reductions in operating costs. These were achieved primarily through adjustments in staffing models resulting in reduced labor expenses and reductions in third party management fees.
     Timber revenues for the quarter increased due to increased sales under the fiber agreement. Timber revenues for the nine months ended September 30, 2011 compared to the same period in 2010 increased due to the sale of the timber deed to an investment fund, as well as improved revenues from ongoing timber operations. Cost of timber sales and depreciation also increased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of the sale of the timber deed. Gross margin on timber sales increased for the nine months ended September 30, 2011 compared to the same period in 2010 due to higher margins generated on the timber deed transaction.
     Other operating expenses relating to the residential real estate, commercial real estate, rural land and forestry segments include salaries and benefits, marketing, homeowners association assessments, property taxes and other administrative expenses. Other operating expenses decreased by $7.6 million, or 62% for the third quarter of 2011 compared to 2010 and $9.8 million, or 35% for the nine months ended September 30, 2011 compared to the same period in 2010, both due to a $4.7 million reserve for litigation recorded in the third quarter of 2010 as well as lower expenses in 2011 as a result of our restructuring and cost savings efforts. For further detailed discussion of revenues and expenses, see Segment Results below.
     Corporate expense. Corporate expense, consisting of corporate general and administrative expenses, was $2.8 million and $9.8 million, during the three months ended September 30, 2011 and 2010, respectively, a decrease of 71% primarily due to income of $5.5 million recognized as a result of the termination of retiree medical benefits thereby reducing the retiree medical liability to $0.1 million. Our restructuring and cost savings efforts were partially offset by higher pension plan expense resulting from settlements and curtailments. Corporate expense was $29.4 million and $23.3 million, during the nine months ended September 30, 2011 and 2010, respectively, an increase of 26%. As a result of the change in control of the Board of Directors in the first quarter of 2011, the majority of our unvested restricted stock became fully-vested causing an acceleration of stock compensation expense resulting in a non-cash charge of $4.7 million. We also accelerated the vesting of most of our former President and CEO’s restricted stock pursuant to his Separation Agreement which resulted in a non-cash charge of $1.5 million to stock compensation expense.
     Legal fees decreased $0.9 million during the three months ended September 30, 2011 compared to September 30, 2010 and increased $7.8 million during the nine months ended September 30, 2011 compared to nine months ended September 30, 2010. The increase in the nine months ended September 30, 2011 was primarily due to defending the securities class action lawsuit, responding to the SEC inquiry, pursuing the claims against the parties we believe are responsible for the Deepwater Horizon oil spill, and legal costs incurred in connection with the change in control of the Board of Directors and other corporate matters.
     Impairment Losses. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project and using management’s best estimates about future sales prices and holding periods. During the first nine months of 2011, we recorded impairment charges of $1.7 million relating to homes sold. Additionally during the nine months ended September 30, 2011, we recorded an impairment charge of $0.8 million related to predevelopment costs written off in connection with the decision to indefinitely delay the development of our new corporate headquarters.
     During the first nine months of 2010, we recorded impairment charges on homes and homesites of zero and $0.1 million, respectively, in the residential real estate segments. During the first nine months of 2010 we also recorded a $0.5 million write-down resulting from a renegotiated builder note receivable in the residential segment.
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
     On April 11, 2011, we entered into separation agreements with four members of senior management. Additionally, certain other employees were terminated pursuant to our present restructuring plan. In the first nine months of 2011, we expensed $6.2 million related to these terminations including amounts under the terms of the separation agreements.
     We recorded restructuring charges of $1.7 million and $4.4 million for the three months and nine months ended September 30, 2010, respectively, under our 2010 restructuring and relocation program related to termination and relocation benefits to employees as well as certain ancillary facility related costs. See Note 6 to our consolidated financial statements for further information regarding our restructuring charges.
     Other income (expense). Other income (expense) consists of investment income, interest expense, gains on sales and dispositions of assets, fair value adjustment of our retained interest in monetized installment note receivables and other income. Other income (expense) was $0.3 million and $(3.7) million for the three months ended September 30, 2011 and 2010, respectively, and $0.9 million and $(3.7) million for the nine months ended September 30, 2011 and 2010, respectively.
     Investment income, net decreased zero and $0.4 million during the three and nine months ended September 30, 2011 compared to 2010, respectively, primarily as a result of lower investment returns on our cash balances. Interest expense decreased $4.1 million and $4.3 million during the three and nine months ended September 30, 2011 compared to 2010. The decrease was the result of $4.1 million interest expense recorded in the third quarter of 2010 on a reserve for litigation. Other, net decreased $0.1 million and increased $0.7 million during the three months ended and nine months ended September 30, 2011 compared to 2010, respectively. The $0.7 million increase in other income was primarily the result of a $1.3 million charge for litigation settlement that occurred in 2010.
     Equity in (loss) income of unconsolidated affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. Equity in (loss) income is primarily related to joint venture projects within our residential real estate segment.
     Income tax (benefit) expense. Income tax (benefit) expense totaled $(1.5) million and $(8.6) million for the three months ended September 30, 2011 and 2010, respectively and $(0.8) million and $(21.3) million for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate was 38% and 39% for the three months ended September 30, 2011 and 2010, respectively, and 34% and 39% for the nine months ended September 30, 2011 and 2010, respectively.
Segment Results
     Residential Real Estate
     Our residential sales improved from the previous year, although due to the continuing real estate downturn, the slow economic recovery, the continuing impact from the Deepwater Horizon oil spill and other adverse market conditions, sales remain weak. Inventories of resale homes and homesites remain high in our markets and prices remain depressed, and predicting when real estate markets will return to health remains difficult. Although we have noticed some renewed interest in residential real estate activity, we do not expect any significant improvement in market conditions in the near term.
     We recorded impairment charges of $1.7 million during the nine months ended September 30, 2011 related to homes sold. We recorded impairment charges of zero and $0.6 million in the three months and nine months ended September 30, 2010, respectively primarily related to a renegotiated builder note receivable.
     The table below sets forth the results of continuing operations of our residential real estate segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Revenues:
Real estate sales	$3.9	$3.0	$9.0	$5.1
Resort and club revenues	12.0	8.7	30.1	24.2
Other revenues	0.7	0.6	1.7	1.5

Total revenues	16.6	12.3	40.8	30.8

Expenses:
Cost of real estate sales	2.9	2.3	6.9	3.8
Cost of resort and club revenues	10.6	8.8	28.1	24.9
Cost of other revenues	0.5	0.5	1.4	1.6
Other operating expenses	2.9	9.6	11.6	19.7
Depreciation and amortization	2.2	2.5	7.1	7.6
Restructuring charges	0.1	0.2	0.3	0.9
Impairment losses	—	—	1.7	0.6

Total expenses	19.2	23.9	57.1	59.1

Other income (expense)	(1.0)	(5.0)	(2.5)	(6.7)

Pre-tax (loss) from continuing operations	$(3.6)	$(16.6)	$(18.8)	$(35.0)

     Real estate sales include sales of homes and homesites and other residential land. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs, four golf courses, marina operations and other related resort activities. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.
     Three Months Ended September 30, 2011 and 2010
     The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Homes	Homesites	Total	Homes	Homesites	Total
			(Dollars in millions)
Sales	$0.8	$2.8	$3.6	$0.5	$2.5	$3.0
Cost of sales:
Direct costs	0.7	1.8	2.5	0.3	1.0	1.3
Selling costs	0.1	0.1	0.2	0.1	0.2	0.3
Other indirect costs	—	0.2	0.2	—	0.7	0.7

Total cost of sales	0.8	2.1	2.9	0.4	1.9	2.3

Gross profit	$—	$0.7	$0.7	$0.1	$0.6	$0.7

Gross profit margin	—%	25%	19%	20%	24%	23%
Units sold	1	39	40	1	21	22

     The following table sets forth home and homesite sales activity by geographic region and property type.

	Three Month Ended September 30, 2011				Three Month Ended September 30, 2010
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
				(Dollars in millions)
Northwest Florida:
Resort and Seasonal
Single-family homes	1	$0.8	$0.8	$—	1	$0.5	$0.4	$0.1
Homesites	12	1.4	1.1	0.3	12	2.0	1.5	0.5
Primary
Homesites	19	1.1	0.8	0.3	7	0.4	0.3	0.1
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	8	0.3	0.2	0.1	2	0.1	0.1	—

Total	40	$3.6	$2.9	$0.7	22	$3.0	$2.3	$0.7

     Also included in real estate sales in the three months ended September 30, 2011 are deposits retained on two cancelled contracts of $0.3 million.
     Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Breakfast Point, Hawks Landing and SouthWood. RiverTown is our only Northeast Florida community.
     Northwest Florida resort and seasonal homesite closings in the third quarter of 2011 included four homesites at WaterColor, six at WaterSound West Beach, one at WaterSound and one at SummerCamp, compared to three at WaterColor, two at WaterSound West Beach, one at WaterSound Beach, two at WindMark Beach and four at SummerCamp in the third quarter of 2010. Primary homesite closings included nine at Breakfast Point, ten at Southwood and eight at RiverTown during the third quarter of 2011 compared to two at Hawks Landing, five at Southwood and two at RiverTown in third quarter of 2010.
     Resort and club revenues were $12.0 million in the third quarter of 2011, with $10.6 million in related costs, compared to revenues totaling $8.7 million with $8.8 million in related costs in the third quarter of 2010. The increase in revenues was primarily due to rate and occupancy increases at the WaterColor Inn and in the vacation rental programs. The increase in costs was related to the increased occupancy. Margins were enhanced through reductions in operating costs. These were achieved primarily through adjustments in staffing models resulting in reduced labor expenses and reductions in third party management fees.
     Other operating expenses included salaries and benefits, marketing, homeowners association assessments, project administration, property taxes and other administrative expenses. Other operating expenses were $2.9 million in the third quarter of 2011 compared to $9.6 million in the third quarter of 2010. The decrease of $6.7 million in operating expenses was primarily due to a $4.7 million reserve for litigation recorded in the third quarter of 2010 as well as reductions in employee costs, homeowners association assessments and other project costs.
     Other expense was $1.0 million during the third quarter of 2011 which primarily consisted of interest expense associated with our community development district obligations which was not capitalized in 2011 due to reduced spending levels.
     Nine Months Ended September 30, 2011 and 2010
     The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Homes	Homesites	Total	Homes	Homesites	Total
			(Dollars in millions)
Sales	$1.3	$7.4	$8.7	$0.5	$4.5	$5.0
Cost of sales:
Direct costs	1.2	4.9	6.1	0.3	2.2	2.5
Selling costs	0.1	0.2	0.3	0.1	0.3	0.4
Other indirect costs	—	0.5	0.5	—	0.8	0.8

Total cost of sales	1.3	5.6	6.9	0.4	3.3	3.7

Gross profit	$—	$1.8	$1.8	$0.1	$1.2	$1.3

Gross profit margin	—%	24%	21%	20%	27%	26%
Units sold	2	85	87	1	43	44

     The following table sets forth home and homesite sales activity by geographic region and property type.

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Closed		Cost of	Gross	Closed		Cost of	Gross
	Units	Revenues	Sales	Profit	Units	Revenues	Sales	Profit
				(Dollars in millions)
Northwest Florida:
Resort and Seasonal
Single-family homes	2	$1.3	$1.3	$—	1	$0.5	$0.4	$0.1
Homesites	38	5.0	3.8	1.2	28	3.6	2.7	0.9
Primary
Homesites	39	2.1	1.6	0.5	13	0.8	0.5	0.3
Northeast Florida:
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	8	0.3	0.2	0.1	2	0.1	0.1	—

Total	87	$8.7	$6.9	$1.8	44	$5.0	$3.7	$1.3

     Also included in real estate sales in the nine months ended September 30, 2011 are deposits retained on two cancelled contracts of $0.3 million and land sales of $0.1 million with related cost of sales of $0.1 million for the nine months ended September 30, 2010.
     Northwest Florida resort and seasonal homesites closings for the nine months ended September 30, 2011 included nineteen at WaterColor, two at WaterSound, sixteen at WaterSound West Beach and one at SummerCamp compared to fourteen at WaterColor, six at WaterSound West Beach, one at WaterSound, one at WaterSound Beach, four at SummerCamp and two at WindMark Beach in the same period in 2010. Primary homesites closings for the nine months ended September 30, 2011 included three at Hawks Landing, ten at Breakfast Point, twenty three at Southwood, three in Port St. Joe and eight at RiverTown compared to eight at Hawks Landing, five at Southwood and two at RiverTown in the same period in 2010.
     Resort and club revenues were $30.1 million for the nine months ended September 30, 2011, with $28.1 million in related costs compared to revenue totaling $24.2 million for the nine months ended September 30, 2010, with $24.9 million in related costs. Revenues increased $5.9 million, primarily due to rate and occupancy increases at the Watercolor Inn and in the vacation rental programs. The increase in costs was related to increased occupancy.

Margins were enhanced through reductions in operating costs. These were achieved primarily through adjustments in staffing models resulting in reduced labor expenses and reductions in third party management fees.
     Other operating expenses were $11.6 million for the nine months ended September 30, 2011 compared to $19.7 million for the nine months ended September 30, 2010. The decrease of $8.1 million in operating expenses was primarily due to a $4.7 million reserve for litigation recorded in the third quarter of 2010 as well as reductions in employee costs, homeowners association assessments and other project costs.
     We recorded restructuring charges in our residential real estate segment of $0.3 million during the first nine months of 2011 and $0.9 million in the first nine months of 2010.
     Other expense was $2.5 million during the first nine months of 2011 which primarily consisted of interest expense associated with our community development district obligations which was not capitalized in 2011 due to reduced development spending levels.
Commercial Real Estate
     The market for commercial real estate, particularly retail, remained weak during the first nine months of 2011.
     The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Revenues:
Real estate sales	$1.3	$3.6	$2.1	$3.9
Other revenues	0.2	—	0.3	0.2

Total revenues	1.5	3.6	2.4	4.1

Expenses:
Cost of real estate sales	0.7	0.8	1.1	0.8
Cost of other revenues	0.2	—	0.4	—
Other operating expenses	1.1	1.5	4.0	4.6
Depreciation and amortization	0.1	—	0.1	—
Restructuring charges	—	—	1.7	—
Impairment losses	—	—	0.8	—

Total expenses	2.1	2.3	8.1	5.4
Other income	0.1	0.2	0.4	1.1

Pre-tax (loss) from continuing operations	$(0.5)	$1.5	$(5.3)	$(0.2)

     Late in the second quarter of 2011, we began collecting rent from the build-to-suit lease with CVS Pharmacy in Port St. Joe and revenue from the covered parking facility at the entrance to the Northwest Florida Beaches International Airport. We expect these projects will contribute to our recurring revenue going forward.
     Commercial land sales for the three and nine months ended September 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)
Three Months Ended:
September 30, 2011	2	4.23	$301,418	$1.3	$0.6
September 30, 2010	2	13.85	$261,369	$3.6	$2.8

Nine Months Ended:
September 30, 2011	4	5.23	$392,255	$2.1	$0.9
September 30, 2010	3	16.70	$235,536	$3.9	$3.1
     We had one commercial land sale in Bay County during the three months ended September 30, 2011 of 1.23 acres at an average price of $325,000 per acre and one in Gulf County of 3 acres at an average price of $291,666 per acre.
     During the third quarter of 2011, we also entered into a build-to-suit lease with ITT Corporation for a 10.8 acre site at VentureCrossings Enterprise Centre at West Bay, Florida. Upon completion of the construction, we will own the facility and collect ground and building rent under a long-term lease.
     Other operating expenses included costs associated with operating our parking facility at the Northwest Florida Beaches International Airport and our build-to-suit lease with CVS Pharmacy as well as personnel and administrative expenses related to our commercial real estate operations.
     We recorded an impairment charge in the commercial real estate segment of $0.8 million for the nine months ended September 30, 2011 as a result of the write-off of predevelopment costs arising from the decision to indefinitely delay the development of the new corporate headquarters building in VentureCrossings during the first quarter of 2011.
     We recorded restructuring charges in our commercial real estate segment of $1.7 million during the nine months ended September 30, 2011 pursuant to our 2011 restructuring program.
   Rural Land Sales
     During the nine months of 2011, demand for rural land sales continued to remain weak as a result of difficult market conditions. In addition, in 2011 we continued to sell only non-strategic rural land and to principally use our rural land resources to create sources of recurring revenue. The table below sets forth the results of operations of our rural land sales segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Revenues:
Real estate sales	$0.5	$4.3	$3.3	$6.5

Expenses:
Cost of real estate sales	—	0.3	0.1	0.4
Other operating expenses	0.2	0.6	1.0	2.0
Restructuring charge	—	0.1	0.2	0.8

Total expenses	0.2	1.0	1.3	3.2

Other income	—	0.2	0.2	0.7

Pre-tax (loss) income from continuing operations	$0.3	$3.5	$2.2	$4.0

     Rural land sales for the three and nine months ended September 30 are as follows:

	Number of	Number of	Average Price	Gross Sales	Gross
	Sales	Acres	per Acre	Price	Profit
				(In millions)	(In millions)
Three Months Ended:
September 30, 2011	1	128	$3,750	$0.5	$0.4
September 30, 2010	2	226	$3,212	$0.7	$0.5

Nine Months Ended:
September 30, 2011	3	232	$14,279	$3.3	$3.2
September 30, 2010	7	340	$4,409	$1.5	$1.2
     During the three months ended September 30, 2011, we closed one land sale of 128 acres in Leon County at an average price of $3,750 per acre. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another.
     We also sell credits to developers, utility companies and other users from our wetland mitigation banks. Included in real estate sales for the three months and nine months ended September 30, 2011 was 0.48 mitigation bank credits at an average price of $75,000 per credit. Included in real estate sales was $0.6 million related to the sale of nine mitigation bank credits at an average sales price of $65,201 per credit during the first nine months of 2010.
     Sales and costs of sales for the third quarter and nine months ended September 30, 2010 included a conveyance of 322 acres to the Florida Department of Transportation (“FDOT”) as part of our 4,000 acre sale to FDOT in 2006. As a result, we recognized $3.5 million of previously deferred revenue and gain in the quarter. There was an additional $0.4 million of sales and gain recognized during the three months and nine months ended September 30, 2010 from other previously deferred sales, as well as $0.4 million from an easement sale transaction.
   Forestry
     Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties.
     The table below sets forth the results of the continuing operations of our forestry segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Revenues:
Timber sales	$8.2	$6.8	$79.0	$21.0
Expenses:
Cost of timber sales	5.1	5.3	17.3	14.8
Other operating expenses	0.4	0.5	1.4	1.5
Depreciation and amortization	0.5	0.5	4.5	1.6
Restructuring	0.1	0.2	0.1	0.2

Total expenses	6.1	6.5	23.3	18.1

Other income	0.5	0.5	1.4	1.5

Pre-tax income from continuing operations	$2.6	$0.8	$57.1	$4.4

   Three Months Ended September 30, 2011 and 2010
     Timber sales during the three months ended September 30, 2011 and September 30, 2010 arose from sales of wood fiber to RockTenn, pursuant to our wood fiber agreement and sales in the open market. In November 2010, we entered into a Wood Fiber Supply Agreement, which increased our pricing terms by approximately 25%, to more closely mirror current market rates. Sales under the Wood Fiber Agreement increased to $3.9 million, for 151,000 tons, in the third quarter of 2011 from $3.6 million, for 167,000 tons, during the third quarter of 2010 principally as a result of the increased pricing. Open market sales in the third quarter totaled $4.2 million (179,000 tons) in 2011 as compared to $3.2 million (106,000 tons) in 2010, with fairly consistent pricing. Revenues for 2011 and 2010 included $0.1 million related to land management services.
     Cost of sales for the forestry segment decreased $0.2 million in the third quarter of 2011 compared to 2010 as expenses incurred to improve our timber inventory information that were incurred in 2010 and earlier this year were concluded in the second quarter of 2011.
     Nine Months Ended September 30, 2011 and 2010
     Timber sales during the nine months ended September 30, 2011 arose from the sale of a timber deed during the first quarter of 2011 and from our ongoing sales of wood fiber. On March 31, 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, we also entered into a Thinnings Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. During the first nine months of 2011, we recognized revenue of $54.5 million related to the timber deed with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deed. The resulting pre-tax gain on this timber deed transaction, net of cost of sales and depletion of $4.2 million was $50.3 million during the first quarter.
     During the first nine months of 2011, we also had sales of pulpwood (1) under the Wood Fiber Supply Agreement of $12.2 million (476,000 tons), up from $10.8 million (509,000 tons) for the same period of 2010 and (2) in open market sales of $12.0 million (452,000 tons) up from $9.4 million (362,000 tons) for the same period in 2010. Increased sales under the Wood Fiber Agreement were due to the increased pricing, slightly offset by lower volume. Revenues from open market sales increased due to more sales of delivered wood in 2011 which sell at a higher price than non-delivered wood. Our 2011 and 2010 revenues included $0.3 million and $0.2 million, respectively, related to the revenue received for land management services. Our 2010 revenues included $0.6 million related to the Biomass Crop Assistance Program sponsored by the federal government.
     Cost of sales for the forestry segment increased $2.5 million in the first nine months of 2011 compared to 2010 due primarily to professional fees associated with the timber deed and purchases made pursuant to the Thinnings Supply Agreement. Logging expenses also increased due to a higher volume of delivered wood than non-delivered wood.
Liquidity and Capital Resources
     As of September 30, 2011, we had cash and cash equivalents of $188.2 million, compared to $183.8 million as of December 31, 2010.
     We invest our excess cash primarily in bank deposit accounts, government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.
     On June 28, 2011, we notified Branch Banking and Trust Company that we were exercising our right to early terminate the Credit Agreement which was scheduled to mature on September 19, 2012. The termination was effective on July 1, 2011. The description of the material terms of the Credit Agreement is set forth in the Company’s Form 10-K for the year ended December 31, 2010. We did not incur any prepayment penalties in connection with the early termination of the Credit Agreement..
     We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our currently anticipated working capital needs and capital expenditures.

     We have commitments to incur approximately $13.0 million of capital expenditures during the remainder of 2011 and approximately $30.0 million during 2012. These capital expenditures primarily relate to development of our residential and commercial real estate projects, construction of amenities at these facilities and, during 2012, the construction of a new build-to-suit facility and flex warehouse at Venture Crossings.
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
   Cash Flows from Operating Activities
     Net cash provided by (used in) operations was $15.1 million, due primarily to the sale of the timber deed and $29.5 million in the first nine months of 2011 and 2010, respectively. During such periods, capital expenditures relating to our residential real estate segment were $7.8 million and $5.5 million, respectively. Additional capital expenditures were $13.6 million and $4.1 million, respectively, and primarily related to commercial real estate development in Venture Crossings.
   Cash Flows from Investing Activities
     Net cash (used in) provided by investing activities was $(5.9) million and $(0.7) million in the first nine months of 2011 and 2010, respectively. During the nine months ended September 30, 2011, $4.4 million was contributed to the East San Marco joint venture for the purpose of paying off the joint venture’s debt.
   Cash Flows from Financing Activities
     Net cash (used in) provided by financing activities was $(4.8) million and $3.8 million in the first nine months of 2011 and 2010, respectively. During 2011, net cash used in financing activities primarily related to payment of taxes on behalf of employees’ restricted stock vesting. During 2010, $5.1 million of cash was provided from proceeds from exercises of stock options by former employees, partially offset by payment of taxes on behalf of employees’ restricted stock vesting.
   Off-Balance Sheet Arrangements
     There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2010, during the first nine months of 2011.
Contractual Obligations and Commercial Commitments
     There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2010 during the first nine months of 2011 except for obligations under the Thinnings Supply Agreement and the termination of the credit agreement with Branch Banking and Trust Company as previously discussed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2010, during the first nine months of 2011.

Forward-Looking Statements
     This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:
•	our expectations regarding improvement in market conditions;

•	our expectations regarding the impact of our recent restructuring initiatives on our future operating expenses and results of operations;

•	our expectation regarding capital expenditures during the remainder of 2011 and during 2012;

•	our expectation that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures;

•	our expectation regarding the contribution to our recurring revenue of the parking facility at the entrance to the Northwest Florida Beaches International Airport and the lease with CVS Pharmacy in Port. St. Joe;

•	our expectation regarding the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us;

•	our belief that by removing the contractual restrictions imposed by our prior revolving credit facility, we will have flexibility that will permit us to explore additional opportunities that may be accretive to shareholders; and

•	our estimates regarding certain tax matters and accounting valuations.
     These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	economic or other business conditions that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business, such as reductions in the availability of mortgage financing or property insurance, increases in foreclosures, interest rates, the cost of property insurance, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	our ability to successfully dispose of developed properties or undeveloped land or homesites at expected prices and within anticipated time frames;

•	our ability to effect our growth strategies in our commercial and residential real estate operations and our rural land and forestry business;

•	an increase in the prices, or shortages in the availability, of labor and building materials;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	the impact of natural or man-made disasters or weather conditions, including hurricanes and other severe weather conditions, on our business, including the economic health of the Northwest Florida region, the willingness of businesses and home buyers to invest in the region and of tourists to visit, and on the condition of our timber;

•	the adverse impact of Deepwater Horizon oil spill to the economy and future growth of Northwest Florida and other coastal states;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC inquiry;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	a reduction or termination of air service at Northwest Florida Beaches International Airport, especially any reduction or termination of Southwest Airlines’ service;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	expectations regarding the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the amounts and timing of any recoveries arising from the Horizon Deepwater Oil Spill litigation;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	significant tax payments arising from any acceleration of deferred taxes;

•	our ability to realize the anticipated benefits of our recent restructuring, including the expected reductions in operating and corporate expenses on an on-going basis;

•	our ability to successfully estimate the impact of certain accounting and tax matters; and

•	our estimates of upfront costs associated with our restructuring initiatives, consulting or other professional fees that we may incur as a result of our reduced headcount and the impact of our restructuring initiatives on our operations.
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

     (b) Changes in Internal Controls. During the period ended September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Oil Spill Lawsuits
     As a result of the Deepwater Horizon oil spill, we have incurred significant expenses and our properties, results of operations and stock price have been negatively impacted. We are currently exploring funds that may be available through the Gulf Coast Claims Facility to reimburse us for these losses. In addition, we have filed, and may in the future file, additional lawsuits or claims against those parties we believe are responsible for the Deepwater Horizon oil spill.
     On October 12, 2010, we filed a lawsuit in the Superior Court of the State of Delaware in New Castle County against Transocean Holdings, LLC, Transocean Offshore Deepwater Drilling, Inc., Transocean Deepwater, Inc. and Triton Asset Leasing GmbH (collectively, “Transocean”). The lawsuit alleges that Transocean, the owner of the drilling rig, was grossly negligent in the operation and maintenance of the drilling rig and its equipment and in overseeing drilling activities on the rig leading to the blowout of the well. We are seeking compensatory and punitive damages. Transocean had removed the case to federal court but on March 15, 2011, it was remanded back to Delaware state court. On March 25, 2011, however, Judge Carl Barbier of the United States District Court for the Eastern District of Louisiana, who is overseeing the federal multidistrict litigation (MDL) against the Deepwater Horizon defendants, enjoined St. Joe from prosecuting its case against Transocean in Delaware state court. On October 21, 2011, Judge Barbier granted our motion to sue Transocean in the MDL and we then dismissed our Delaware state-court lawsuit. The first phase of the MDL trial against Transocean is scheduled for February 27, 2012.
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
      On March 29, 2011, we filed a consolidated complaint against Halliburton and M-I SWACO in Delaware Superior Court. (We had previously sued both Halliburton and M-I SWACO in separate lawsuits filed in Delaware state court. The Judicial Panel on Multi-District Litigation (“JPML”) transferred those cases to the MDL. We later dismissed them. Judge Barbier vacated the dismissals and the federal Fifth Circuit Court of Appeals reinstated the dismissals). On August 12, 2011, the JPML transferred the consolidated complaint against Halliburton and M-I SWACO to the MDL proceeding in the Eastern District of Louisiana.
Shareholder Lawsuits
     We have an ongoing securities class action lawsuit against St. Joe and certain of our current and former officers pending before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011.
     On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer actions.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

99.1	Supplemental Information regarding Land-Use Entitlements, Sales by Community and other quarterly information.

101 *	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity (iv) the Consolidated Statements of Cash Flow and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The St. Joe Company
Date: November 3, 2011	/s/ Park Brady
Park Brady
Chief Executive Officer

Date: November 3, 2011	/s/ Janna L. Connolly
Janna L. Connolly Senior Vice President and Chief Financial Officer