Form 10-K
period 2011-12-31
ST JOE CO
filed 2012-02-27
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2011, was approximately $353 million.

As of February 21, 2012, there were 92,242,408 shares of Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of our Shareholders to be held on May 17, 2012 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our Shareholders to be held on May 17, 2012 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

St. Joe was incorporated in 1936 and is one of the largest landholders in Florida. We own approximately 573,000 acres of land concentrated primarily in Northwest Florida. Most of this land was acquired decades ago and, as a result, has a very low initial cost basis, before development costs. Approximately 403,000 acres, or approximately 70 percent of our total land holdings, are within 15 miles of the coast of the Gulf of Mexico.

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

Market Conditions and the Economy

Our business, financial condition and results of operations continued to be adversely affected during 2011 by the ongoing real estate downturn and slow economic recovery in the United States in general, and Florida in particular which have been deeper and more prolonged than originally anticipated. These adverse conditions include among others, minimal gains in employment and consumer confidence from recessionary levels, a large number of homes for sale or in various stages of foreclosure, increased regulation and decreased availability of mortgage loans, historically low housing starts, stagnant household income levels, and a slow recovery in business investments. This challenging environment has exerted negative pressure on the demand for all of our real estate products.

The oil spill in the Gulf of Mexico from the Deepwater Horizon incident which occurred in mid-2010 has continued to have a negative impact on our properties and has created uncertainty about the future of the Gulf Coast region. During 2010 and into 2011, concerns regarding the extent of the environmental damage from the oil and other pollutants that have been discharged into the Gulf continued to impact tourism and the general real estate market in the Florida panhandle.

New Real Estate Investment Strategy

On January 25, 2012, we adopted a new real estate investment strategy, which is focused on reducing future capital outlays and employing new risk-adjusted investment return criteria for evaluating our properties and future investments in such properties. Pursuant to this new strategy, we intend to significantly reduce planned future capital expenditures for infrastructure, amenities and master planned community development and reposition certain assets to encourage increased absorption of such properties in their respective markets. As part of this repositioning, we expect properties may be sold in bulk in undeveloped or developed parcels, or at lower price points and over shorter time periods. We anticipate that the amount of future capital expenditures associated with existing projects will be reduced by approximately $190 million, the majority of which was expected to be spent in the next 10 years. We believe this new investment strategy continues to build upon the successful cost reduction initiatives implemented in 2011 and positions us to i) increase our short and medium-term cash flow, ii) reduce our long-term risk and iii) maintain the strong cash position necessary to weather a tepid and uncertain real estate environment and to best exploit our substantial land resources. Additionally, reducing capital expenditures on existing projects will allow us to reallocate capital to potential investment opportunities which meet our new investment criteria.

In connection with implementing our new real estate investment strategy, we reassessed the carrying value of our real estate and determined that an impairment to record certain of our assets to fair value was necessary. Accordingly, we recorded a non-cash charge for impairment in 2011 of $374.8 million. For further discussion, see Note 3, Impairments of Long-lived assets, in the Notes to the Consolidated Financial Statements.

VentureCrossings at the Northwest Florida Beaches International Airport

The Northwest Florida Beaches International Airport (the “Airport”) commenced commercial flight operations on May 23, 2010. The Airport has been a catalyst to Northwest Florida; passenger traffic at the Airport has increased from 312,540 in 2009 to 869,389 in 2011, a 178% increase since its opening. The Airport is located on 4,000 acres of land we donated in the West Bay Area Sector Plan (the “West Bay Sector”), one of the largest planned mixed-use developments in the United States. We own substantially all of the 71,000 acres in the West Bay Sector surrounding the Airport, including approximately 39,000 acres dedicated to preservation. Our West Bay Sector land has entitlements for over 4 million square feet of commercial and industrial space and over 16,000 residential units. In 2010, we launched VentureCrossings Enterprise Centre (“VentureCrossings”), a 1,000 acre commercial and industrial development adjacent to the Airport. A large commercial real estate services firm is working with us to market our land adjacent to the Airport for lease, sale or joint venture.

In 2011, we entered into a build-to-suit lease with ITT Corporation, our first tenant at VentureCrossings for a 105,000 square foot building on a 10.8 acre site. Construction is expected to be completed in late 2012 with rent commencing in early 2013. The lease has a ten-year term, with two five-year extensions

2011 Highlights

•

We entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum of 20 years.

•

We significantly reduced operating costs as part of our restructuring plan which is expected to save approximately $15 million to $18 million in operating expenses and corporate expenses on an annualized basis.

•	We sold 131 homesites for $10.6 million, at an average price of $81,000 per homesite.

•	We sold 9 acres of commercial land for $3.1 million, or over $363,000 per acre.

•	We sold 259 acres of rural land for $3.5 million, or $13,374 per acre.

•	We terminated our unused $125 million revolving line of credit facility at an annualized cost savings of $625,000.

•	We restructured our resorts and clubs operations which resulted in a positive gross margin related to those resort operations of $1.1 million.

•

We made available approximately 70,000 acres of timberland for multiple uses including timber management, which were previously held back from silviculture activities. The additional harvesting is expected to add an additional $1.5 million of gross margin annually.

•

We began collecting rental revenue from the build-to-suit lease with CVS Pharmacy in Port St. Joe and revenue from the three hundred space covered parking facility at the entrance to the Northwest Florida Beaches International Airport.

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and other waterfront properties and land in and around Jacksonville and Tallahassee.

Our new real estate investment strategy is focused on reducing future capital outlays and employing a risk adjusted investment return criteria for evaluating our properties and future investments in such properties. Pursuant to this new strategy, we intend to significantly reduce planned future capital expenditures for infrastructure, amenities and master planned community development and reposition certain assets to encourage increased absorption of such properties in their respective markets. As part of this repositioning, we expect properties may be sold in bulk, in undeveloped or developed parcels, or at lower price points and over shorter time periods.

Currently, customers for our developed homesites include both individual purchasers and national, regional and local homebuilders. Going forward, we may also sell undeveloped land with significant residential entitlements directly to third-party developers or investors.

The following are descriptions of some of our current residential development projects in Florida:

•

WaterColor is situated on approximately 499 acres on the beaches of the Gulf of Mexico in south Walton County. The community includes approximately 1,140 residential units, as well as the WaterColor Inn and Resort, the recipient of many notable awards. The WaterColor Inn and Resort is operated by Noble House Hotels & Resorts, a boutique hotel ownership and management company with 16 properties throughout the United States. Other WaterColor amenities include a beach club, spa, tennis center, an award-winning upscale restaurant, retail and commercial space and neighborhood parks.

•

WaterSound West Beach is located approximately four miles east of WaterColor on the beach-side of County Road 30A. This community is situated on 62 acres and includes 199 units with amenities that include private beach access through the adjacent Deer Lake State Park and a community pool and clubhouse facility.

•

WaterSound Beach is located approximately five miles east of WaterColor and is planned to include approximately 511 units. Situated on approximately 256 acres, WaterSound Beach includes over one mile of beachfront on the Gulf of Mexico. The WaterSound Beach Club, a private, beachfront facility featuring a 7,000 square-foot, free-form pool and a restaurant, is located within the community.

•

WaterSound is situated on approximately 2,425 acres and is entitled for 1,432 residential units and approximately 450,000 square feet of commercial space. It is located approximately three miles from WaterSound Beach north of U.S. 98 in Walton County. WaterSound includes Origins, a uniquely designed Davis Love III golf course, as well as a community pool and clubhouse facility.

•

RiverCamps on Crooked Creek is situated on approximately 1,491 acres in western Bay County bounded by West Bay, the Intracoastal Waterway and Crooked Creek. The community is entitled for 408 units and has access to various outdoor activities such as fishing, boating and hiking. The community includes the RiverHouse, a waterfront amenity featuring a pool, fitness center, meeting and dining areas and temporary docking facilities.

•

Breakfast Point is a new primary home community situated on approximately 132 acres located in Panama City Beach in Bay County. It is located approximately sixteen miles south of the new Northwest Beaches International Airport. The master plan has been completed and we initially plan to develop 348 homesites and sell them to local and national home builders.

•

WindMark Beach is a beachfront resort community situated on approximately 2,020 acres in Gulf County near the town of Port St. Joe. WindMark Beach is entitled for 1,516 residential units and 76,000 square feet of commercial space. The community features a waterfront Village Center that includes a restaurant, a community pool and clubhouse facility, an amphitheater and approximately 42,000 square feet of commercial space. The community includes approximately 5.5 miles of walkways and boardwalks, including a 3.5-mile beachwalk.

•

SummerCamp Beach is located on the Gulf of Mexico in Franklin County approximately 46 miles south of Tallahassee. The community is situated on approximately 762 acres and includes the SummerCamp Beach Club, a beachfront facility with a pool, restaurant, boardwalks and canoe and kayak rentals. SummerCamp Beach is entitled for 499 units.

•

SouthWood is located on approximately 3,370 acres in southeast Tallahassee. Entitled for approximately 4,770 residential units, SouthWood includes an 18-hole golf course and club and a traditional town center with restaurants, recreational facilities, retail shops and offices. Over 35% of the land in this community is designated for open space, including a 123-acre central park.

•

RiverTown, situated on approximately 4,170 acres located in St. Johns County south of Jacksonville, is entitled for 4,500 housing units and 500,000 square feet of commercial space. Phase I of RiverTown was re-launched in 2010 focusing on the first 800 units and features an amenity center with pool, tennis courts and playing fields. The centerpiece of the community is Riverfront Park, a 58-acre nature park along the St. Johns River.

Commercial Real Estate

Our commercial real estate segment plans, develops and sells or leases real estate for commercial purposes. We focus on commercial development in Northwest Florida because of our large land holdings surrounding the Northwest Florida Beaches International Airport, along roadways and near or within business districts in the region. We provide development opportunities for national and regional retailers and our strategic partners in Northwest Florida. We also offer land for commercial and light industrial uses within large and small-scale commerce parks as well as a wide range of multi-family rental projects. We also develop commercial parcels within or near existing residential development projects.

In 2010, we launched VentureCrossings Enterprise Centre, a 1,000 acre commercial and industrial development adjacent to the Northwest Florida Beach International Airport. A large commercial real estate services company.is soliciting global office, retail and industrial users for this prime development location. In 2011, we entered into a build-to-suit lease with ITT Corporation, our first tenant at VentureCrossings for a 105,000 square foot building on a 10.8 acre site. Construction is expected to be completed in late 2012 with rent commencing in early 2013.

During the fourth quarter of 2011, we changed the strategic direction of the former paper mill property located in the City of Port St. Joe (Gulf County, Florida). Instead of a mixed-use residential and retail development as had been previously planned, we decided the highest and best use of this property is port-related industrial. We made this change after carefully assessing the potential this property has for port-related economic development and the multiplier affect such potential has to Gulf County and our assets in Gulf County. We are in the process of implementing this strategic change in various ways in order to fully reposition this property accordingly.

Land-Use Entitlements

The entitlement of property is an integral first step in the development of our real estate holdings. As of December 31, 2011, we had approximately 30,822 residential units and 11.6 million commercial square feet in the entitlements pipeline, in addition to 642 acres zoned for commercial uses. The following table provides a summary of the entitlements that we have acquired in connection with our residential and mixed-use projects in development.

Summary of Land-Use Entitlements (1)

Active St. Joe Residential and Mixed-Use Projects

December 31, 2011

Project	Class.(2)	County	Project Acres	Project Units(3)	Total Residential Units Remaining	Remaining Commercial Entitlements (Sq. Ft.)(4)
In Development:(5)
Breakfast Point	PR	Bay	132	348	321	—
Landings at Wetappo	RR	Gulf	113	24	17	—
RiverCamps on Crooked Creek	RS	Bay	1,491	408	216	—
RiverSide at Chipola	RR	Calhoun	120	10	8	—
RiverTown	PR	St. Johns	4,170	4,500	4,455	500,000
SouthWood	PR	Leon	3,370	4,770	1,981	4,535,588
SummerCamp Beach	RS	Franklin	762	499	407	25,000
Topsail	PR	Walton	115	610	170	220,000
WaterColor	RS	Walton	499	1,140	183	47,600
WaterSound	RS	Walton	2,425	1,432	1,399	457,380
WaterSound Beach	RS	Walton	256	511	60	29,000
WaterSound West Beach	RS	Walton	62	199	120	—
West Bay DSAP I	PR/RS	Bay	15,089	5,628	5,628	4,424,000
Wild Heron(6)	RS	Bay	17	28	26	—
WindMark Beach	RS	Gulf	2,020	1,516	1,365	76,157

Subtotal			30,641	21,623	16,356	10,314,725

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge.
(2)	Current St. Joe land classifications for its residential developments or the residential portion of its mixed-use projects:
•	PR — Primary residential
•	RS — Resort and seasonal residential
•	RR — Rural residential
(3)	Project units represent the maximum number of units entitled or currently expected at full build-out. The actual number of units or square feet to be constructed at full build-out may be lower than the number entitled or currently expected.
(4)	Represents the remaining square feet with land-use entitlements as designated in a development order or expected given the existing property land use or zoning and present plans. The actual number of square feet to be constructed at full build-out may be lower than the number entitled. Commercial entitlements include retail, office and industrial uses. Industrial uses total 6,128,381 square feet including SouthWood, RiverTown and the West Bay DSAP I.
(5)	A project is “in development” when St. Joe has commenced horizontal construction on the project and commenced sales and/or marketing or will commence sales and/or marketing in the foreseeable future
(6)	Homesites acquired by St. Joe within the Wild Heron community.

The following table describes our entitlements which are not part of a mixed-use project:

Summary of Commercial Land-Use Entitlements (1)

December 31, 2011

Project	County	Project Acres	Total Acres Remaining
Airport Commerce	Leon	45	35
Alf Coleman Retail	Bay	25	2
Beach Commerce	Bay	157	6
Beach Commerce II	Bay	112	99
Beckrich Office Park	Bay	17	2
Beckrich Retail	Bay	44	3
Cedar Grove Commerce	Bay	51	46
Franklin Industrial	Franklin	7	7
Glades Retail	Bay	14	14
Gulf Boulevard	Bay	78	51
Hammock Creek Commerce	Gadsden	165	138
Mill Creek Commerce	Bay	37	37
Nautilus Court	Bay	11	—
Pier Park NE	Bay	57	57
Port St. Joe Commerce II	Gulf	39	30
Port St. Joe Commerce III	Gulf	50	50
Powell Hills Retail	Bay	44	44
South Walton Commerce	Walton	38	21

Total		991	642

(1)	A project is deemed land-use entitled when all major discretionary governmental land-use approvals have been received. Some of these projects may require additional permits for development and/or build-out; they also may be subject to legal challenge. Includes significant St. Joe projects that are either operating, under development or in the pre-development stage.

Rural Land Sales

Our rural land sales segment markets and sells rural land from our holdings primarily in Northwest Florida. Although the majority of the land sold in this segment is undeveloped timberland, some parcels include the benefits of limited development activity including improved roads, ponds and fencing. Our rural land sales segment also sells wetland mitigation credits to third parties from our wetlands mitigation banks.

We have traditionally sold parcels of varying sizes ranging from less than one acre to thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors. We made a strategic decision in 2009 to sell fewer large tracts of rural land in order to preserve our timberland resources. In 2011, we continued to minimize the sale of rural land at today’s depressed prices and expect to continue this strategy in 2012.

In 2009, we began selling wetland mitigation credits to third parties from our two federal and state authorized wetland mitigation banks. We own and operate these two wetland mitigation banks and by conducting certain prescribed land management and timbering activities that enhance and restore the wetlands in these banks, we are allowed to sell credits that assist third parties in obtaining environmental permits from the federal and state regulatory authorities. Since 2009, we have sold credits to utility companies, developers, and institutional users for $1.9 million in revenue and an average price of approximately $69,000 per credit. The exact per credit price of each transaction varies depending on a number of factors. We have a total of 290 federal credits immediately available for use or sale and the ability to generate 1,100 additional credits.

The vast majority of the holdings marketed by our rural land sales segment will continue to be managed as timberland until sold. The revenues and income from our timberland operations are reflected in the results of our forestry segment.

Forestry

Our forestry segment focuses on the harvesting of our timber and management of our extensive timber holdings. Revenues are generated primarily through the sale of sawtimber and pulpwood, and land management services for conservation properties. Our principal forestry products are pine pulpwood and sawtimber logs. In 2011, an inventory of all our pine plantations was completed and a new software platform was implemented to facilitate management of the rural land holdings on a sustainable basis with regard to asset and harvest levels. These initiatives for the forestry segment have enabled the marketing of products to more diverse customers and the focus on market development. This plan made available approximately 70,000 acres for multiple uses including timber management on land previously held back from silviculture activities.

On December 31, 2011, the estimate of our standing inventory was approximately 16.5 million tons of pine and 3.0 million tons of hardwood. Our forestry operations plan and oversee our silvicultural activities, thinning and final harvest operations, and the reforestation of our timberlands. Silviculture, harvesting and road maintenance, and reforestation activities are conducted by local independent contractors under agreements that are generally renewed annually.

On March 31, 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and we do not have any additional performance obligations. Under a timber deed, the buyer or some other third party is responsible for all logging and hauling costs, if any, and the timing of such activity. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete. As part of the agreement, we also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct a “First Thinning”, to purchase 85% of such first thinnings at fair market value. During 2011, we purchased approximately $1.2 million of first thinnings.

Supplemental Information

Information regarding the revenues, earnings and total assets of each of our operating segments can be found in Note 15 to our Consolidated Financial Statements included in this Report. Substantially all of our revenues are generated from domestic customers. All of our assets are located in the United States.

Competition

The real estate development business is highly competitive and fragmented. With respect to our residential real estate business, our prospective customers generally have a variety of choices of new and existing homes and homesites near our developments when considering a purchase. As a result of the housing crisis over the past several years, the number of resale homes, lots and land on the market have dramatically increased, which further increases competition for the sale of our residential products.

We compete with numerous developers of varying sizes, ranging from local to national in scope, some of which may have greater financial resources than we have. We attempt to differentiate our products primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

Employees

As of February 1, 2012, we had 75 employees.

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

The United States housing market continues to experience a significant downturn. Florida, one of the hardest hit states, has experienced a substantial, continuing decline in demand in most of its residential real estate markets. The collapse of the housing market contributed to the recent recession in the national economy, which exerted further downward pressure on real estate demand. Significantly tighter lending standards for borrowers are also having a significant negative effect on demand. A record number of homes in foreclosure and forced sales by homeowners under distressed economic conditions are significantly contributing to the high levels of inventories of homes and homesites available for sale. The collapse of real estate demand and high levels of inventories has caused land and other real estate prices to significantly decline.

These adverse market conditions have negatively affected our real estate products. Revenues from our residential and commercial real estate segments have drastically declined in the past several years, which has had an adverse effect on our financial condition and results of operations. Our lack of revenues reflects not only fewer sales, but also declining prices for our residential and commercial real estate products. We have also seen lower demand and pricing weakness in our rural land sales segment.

We do not know how long the downturn in the real estate market will last; whether it will worsen or when real estate markets will return to more normal conditions. Unemployment, lack of consumer confidence and other adverse consequences of the recent economic recession could significantly delay a recovery in real estate markets. Our business will continue to suffer until market conditions improve. If market conditions were to worsen, the demand for our real estate products could further decline, negatively impacting our earnings, cash flow, liquidity and financial condition.

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

Florida, as one of the states hardest hit by the recent recession and lingering economic downturn, could take longer to recover than the rest of the nation. Our business is especially sensitive to economic conditions in Northwest Florida, where all of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal products in our Northwest Florida communities.

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

Attracting significant new employers that can create new, high-quality jobs is also a key factor in the economic growth of Northwest Florida. Northwest Florida has traditionally lagged behind the rest of Florida in economic growth, and as a result its residents have a lower per capita income than residents in other parts of the state. In order to improve the economy of the region, state and local governments, along with the private sector, must seek to attract large employers capable of paying high salaries to large numbers of new employees. State governments, particularly in the Southeast, and local governments within Florida compete intensely for new jobs. There can be no assurance that efforts to attract significant new employers to locate facilities in Northwest Florida will be successful or that new employees will want to locate their businesses in Northwest Florida. The future economic growth of Northwest Florida and our financial results may be adversely affected if substantial job growth is not achieved.

If we are not able to generate sufficient cash to maintain and enhance our operations and to develop our real estate holdings, our financial condition and results of operations could be negatively impacted.

We operate in a capital intensive industry and require significant cash to maintain our competitive position. Although we have significantly reduced capital expenditures and operating expenses during the current real estate downturn, we will need significant cash in the future to maintain and enhance our operations and to develop our real estate holdings. We obtain funds for our operating expenses and capital expenditures through cash flow from operations, property sales and financings. Due to the low levels of cash currently generated by our operations, we are continuing to explore alternative methods or strategies for generating additional cash, such as ways to maximize the use of our timber. We cannot guarantee, however, that any of these alternative cash sources will be viable, significant or successful. Failure to obtain sufficient cash when needed may limit our development activities, cause us to further reduce our operations or cause us to sell desirable assets on unfavorable terms, any of which could have a material adverse effect on our financial condition, and results of operations.

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

The Deepwater Horizon oil spill has had, and future oil spill incidents could have, an adverse impact on our properties, results of operations and stock price.

In April 2010, the Deepwater Horizon drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana causing a massive oil spill. Millions of barrels of oil were released into the Gulf of Mexico over a period of months causing widespread environmental damage. The ruptured oil well was permanently contained in September 2010. Much uncertainty remains, however, about the extent of the environmental damage from the oil and other pollutants that have been discharged into the Gulf and the duration of the negative effects from the spill. Although the full economic and environmental effects of the oil spill are uncertain at this time, we believe that it has had a negative impact on our properties, results of operations and stock price as well as a delaying effect in the timing of some of our initiatives. Future oil spill incidents, or the prospect of future oil spill incidents, could also negatively affect our properties, results of operations and stock price.

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

We have significant operations and properties in Florida that could be materially and adversely affected in the event of a hurricane, natural disaster or other significant disruption. The risk of hurricanes could also negatively impact demand for our real estate products.

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

In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. Furthermore, an increase in sea levels due to long-term global warming could have a material adverse effect on our coastal properties. The occurrence of natural disasters and the threat of adverse climate changes could also have a long-term negative effect on the attractiveness of Florida as a location for resort, seasonal and/or primary residences and as a location for new employers that can create high-quality jobs needed to spur growth in Northwest Florida.

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

We believe that the recent relocation of the Panama City-Bay County International Airport is critically important to the overall economic development of Northwest Florida and our ability to develop the property we own surrounding the airport, as well as our other properties throughout Northwest Florida. As a result, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service into the new airport. Pursuant to the terms of the agreement, we have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service.

The airport must successfully compete with the other airports in the region, including Pensacola, Destin and Tallahassee, and Dothan, Alabama. There can be no assurance that the region can support all of the existing airports.

If the airport fails to successfully compete with the other airports in the regions, we may not realize the economic benefits that we are anticipating from the new airport. Furthermore, we could be required to reimburse Southwest, which could adversely affect our results of operations.

If Southwest Airlines’ service at the new airport is unsuccessful, the new airport will be impacted and we may not realize the economic benefits that we anticipate from the new airport, or we may be required pursuant to our agreement with Southwest Airlines to reimburse Southwest for some of its losses.

Limitations on the access to the airport runway at the new Northwest Florida Beaches International Airport may have an adverse effect on the demand for our West Bay Sector lands adjacent to the new airport and our results of operations.

Our land donation agreement with the airport authority and the deed for the airport land provide access rights to the airport runway from our adjacent lands. We subsequently entered into an access agreement with the airport authority that provides access to the airport runway. Under the terms of the access agreement, we are subject to certain requirements of the airport authority, including but not limited to the laws administered by the Federal Aviation Administration (the “FAA”), the Florida Department of Environmental Protection, the U.S. Army Corps of Engineers, Bay County and Panama City. Should security measures at airports become more restrictive in the future due to circumstances beyond our control, FAA regulations governing these access rights may impose additional limitations that could significantly impair or restrict access rights.

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

Joint ventures can have a high failure rate. A key complicating factor is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We cannot assure that we will have sufficient resources, experience and/or skills to effectively manage our ongoing relationships with our strategic partners. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business could be adversely affected.

If the fair values of our homes, or the undiscounted cash flows of certain other real estate assets were to drop below the book value of those properties, we would be required to further write down the book value of those properties, which would have an adverse effect on our balance sheet and our earnings.

If market conditions were to continue to deteriorate, and the fair values for our homes, or the undiscounted cash flows of other properties, were to fall below the book value of these assets we could be required to take further write-downs of the book value of those assets.

A securities class action lawsuit is pending against us involving our past public disclosures, and the outcome of this lawsuit and any related derivative lawsuits that may be filed in the future could have an adverse effect on our business and stock price.

Two securities class action lawsuits were filed against us and certain of our officers and directors, relating to our past disclosures and alleging, among other things, violations of the securities laws. These two lawsuits have been consolidated into one case. There have also been additional derivative lawsuits filed by shareholders relating to the same matters described in the securities class action suit. We cannot predict the outcome of the pending lawsuit or any future lawsuits. Substantial damages or other monetary remedies assessed against us could have an adverse effect on our business and stock price.

An adverse outcome of the investigation being conducted by the SEC could have an adverse effect on our business and stock price.

In January 2011, the SEC commenced an informal inquiry into our accounting practices for impairment of investment in real estate assets and then notified us in June of 2011 that it had issued a related order of private investigation. We intend to fully cooperate with the SEC in connection with this matter. We are unable to predict the outcome of the SEC investigation. An adverse outcome of the investigation by the SEC could have an adverse effect on our business and stock price.

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

Homeowner property insurance companies doing business in Florida have reacted to recent hurricanes by significantly increasing premiums, requiring higher deductibles, reducing limits, restricting coverage, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. It is uncertain what effect these actions will have on property insurance availability and rates in the state. This trend of decreasing availability of insurance and rising insurance rates could continue if there are severe hurricanes in the future.

Furthermore, since the 2005 hurricane season, Florida’s state-owned property insurance company, Citizens Property Insurance Corp., has significantly increased the number of its outstanding policies. If there were to be a catastrophic hurricane or series of hurricanes to hit Florida, the exposure of the state government to property insurance claims could place extreme stress on state finances and may ultimately cause taxes in Florida to be significantly increased. The state may decide to limit the availability of state-sponsored property insurance in the future.

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

We may not achieve the intended effects of our business strategy.

In January 2012, we adopted a new real estate investment strategy, which is focused on reducing future capital outlays and employing new risk-adjusted investment return criteria for evaluating the Company’s properties and future investments in such properties. Pursuant to this new strategy, the Company intends to significantly reduce planned future capital expenditures for infrastructure, amenities and master planned community development and reposition certain assets to encourage increased absorption of such properties in their respective markets. If we are not successful in achieving our objectives, our revenues, costs and overall profitability could be negatively affected.

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

Fairholme Funds, Inc. (“Fairholme”) is an investment company registered under the Investment Company Act of 1940 (the “Investment Company Act”) that currently beneficially owns approximately 24.98% of our outstanding common stock. Fairholme Capital Management, L.L.C., which controls Fairholme, is the investment advisor of accounts that in the aggregate own an additional 5% of our common stock. Bruce R. Berkowitz, the Managing Member of Fairholme Capital Management, L.L.C., and the President of Fairholme, is the Chairman of our Board of Directors upon filing of this Form 10-K. Under the Investment Company Act, “control” means the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. The SEC, however, has considered factors other than ownership of voting securities in determining control, including an official position with the company when such was obtained as a result of the influence over the company. Accordingly, even if Fairholme’s beneficial ownership in us remains below 25%, Fairholme may nevertheless be deemed to control us. The Investment Company Act generally prohibits a company controlled by an investment company from engaging in certain transactions with any affiliate of the investment company or affiliates of the affiliate, subject to limited exceptions. An affiliate of an investment company is defined in the Investment Company Act as, among other things, any company 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by the investment company, a company directly or indirectly controlling, controlled by, or under common control with, the investment company or a company directly or indirectly owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of the investment company.

We believe that Fairholme is currently affiliated with a number of entities, including CIT Group, Inc., Imperial Metals Corporation, Leucadia National Corporation, MBIA, Inc., Orchard Supply Hardware Stores Corporation and Sears Holdings Corporation. Due to this affiliation, should Fairholme be deemed to control us, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless one of the limited exceptions applies. This could adversely affect our ability to enter into transactions freely and compete in the marketplace.

In addition, significant penalties apply for companies found to be in violation of the Investment Company Act.

If the RockTenn mill in Panama City were to permanently cease operations, the price we receive for our pine pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

In November 2010, we entered into a new supply agreement with Smurfit-Stone Container Corporation that requires us to deliver and sell a total of 3.9 million tons of pulpwood through 2017. Smurfit-Stone’s Panama City mill is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. In July 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, it announced its acquisition by RockTenn. Under the terms of the supply agreement, RockTenn will be liable for monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the RockTenn mill in Panama City were to permanently cease operations, the price for our pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

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

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain comprehensive insurance on our property, including property, liability, fire, flood and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may not be adequate to restore our economic position in a property. If an insured loss occurred, we could lose both our investment in and anticipated profits and cash flow from a property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. We are also subject to the risk that such providers may be unwilling or unable to pay our claims when made.

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

We own approximately 573,000 acres, the majority of which are located in Northwest Florida. Our land holdings include approximately 403,000 acres within 15 miles of the coast of the Gulf of Mexico. Most of our raw land assets are managed as timberlands until designated for development.

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

Shareholder Lawsuits

On November 3, 2010, a securities class action lawsuit was filed against St. Joe and certain of our current and former officers before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of St. Joe and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. The time for plaintiff to appeal has not expired.

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

SEC Investigation

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

Item 4 Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 21, 2012, we had approximately 1,375 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”

The range of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common Stock Price
	High	Low
2011
Fourth Quarter	$15.63	$12.91
Third Quarter	20.87	14.84
Second Quarter	27.09	18.42
First Quarter	29.50	22.08
2010
Fourth Quarter	$25.39	$17.04
Third Quarter	27.71	22.80
Second Quarter	37.44	21.25
First Quarter	34.15	25.98

On February 21, 2012, the closing price of our common stock on the NYSE was $16.27 and we currently have no intention to pay any dividends in the foreseeable future.

The following table describes our purchases of our common stock during the fourth quarter of 2011.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Dollar Amount that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
Month Ended October 31, 2011	6,884	$15.06	—	$103,793
Month Ended November 30, 2011	—	$—	—	$103,793
Month Ended December 31, 2011	—	$—	—	$103,793

(1)	Represents shares surrendered by executives as payment for the strike prices and taxes due on exercised stock options and/or taxes due on vested restricted stock.

(2)	For additional information regarding our Stock Repurchase Program, see Note 2 to the consolidated financial statements under the heading, “Earnings (loss) Per Share.”

The following performance graph compares our cumulative shareholder returns for the period December 31, 2006, through December 31, 2011, assuming $100 was invested on December 31, 2006, in our common stock, in the S&P 500 Index, and in a custom peer group of real estate related companies which is composed of the following companies:

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

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
The St. Joe Company	$100	$67.03	$45.91	$54.54	$41.24	$27.67
S&P 500 Index	$100	$105.49	$66.46	$84.05	$96.71	$98.75
Custom Real Estate Peer Group*	$100	$86.35	$55.50	$76.20	$91.69	$91.91

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Item 6.	Selected Financial Data

The following table sets forth Selected Consolidated Financial Data for the Company on a historical basis for the five years ended December 31, 2011. This information should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and revised for discontinued operations where applicable.

	Year Ended December 31,
	2011	2010	2009	2008		2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues(1)	$145,285	$99,540	$138,257		$258,158		$371,551
Total expenses	532,092	151,094	347,612		283,711		348,975

Operating (loss) profit	(386,807)	(51,554)	(209,355)		(25,553)		22,576
Other (expense) income	934	(3,892)	4,215		(36,643)		(4,709)

(Loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates and income taxes	(385,873)	(55,446)	(205,140)		(62,196)		17,867
Equity in (loss) income of unconsolidated affiliates	(93)	(4,308)	(122)		(330)		(5,331)
Income tax (benefit) expense	(55,658)	(23,849)	(81,227)		(26,921)		659

(Loss) income from continuing operations	(330,308)	(35,905)	(124,035)		(35,605)		11,878
(Loss) income from discontinued operations(2)	—	—	(6,888)		(1,568)		(1,654)
Gain on sale of discontinued operations(2)	—	—	75		—		29,128

(Loss) income from discontinued operations(2)	—	—	(6,813)		(1,568)		27,474
Net (loss) income	(330,308)	(35,905)	(130,848)		(37,173)		39,352
Less: Net (loss) income attributable to noncontrolling interest	(29)	(41)	(821)		(807)		1,092

Net (loss) income attributable to the Company	$(330,279)	$(35,864)	$(130,027)		$(36,366)		$38,260

Per Share Data:
Basic
(Loss) income from continuing operations attributable to the Company	$(3.58)	$(0.39)	$(1.35)		$(0.38)		$0.15
(Loss) income from discontinued operations attributable to the Company(2)	—	—	(0.07)		(0.02)		0.37

Net (loss) income attributable to the Company	(3.58)	(0.39)	(1.42)		(0.40)	2$	0.52

Diluted
(Loss) income from continuing operations attributable to the Company	$(3.58)	$(0.39)	$(1.35)		$(0.38)		$0.15
(Loss) income from discontinued operations attributable to the Company(2)	—	—	(0.07)		(0.02)		0.36

Net (loss) income attributable to the Company	(3.58)	(0.39)	(1.42)		$(0.40)		$0.51

Dividends declared and paid	$—	$—	$—	$			$0.48

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Investment in real estate	$387,202	$755,392	$767,006	$909,658	$944,529
Cash and cash equivalents	162,391	183,827	163,807	115,472	24,265
Property, plant and equipment, net	14,946	13,014	15,269	19,786	23,693
Total assets	661,291	1,051,695	1,116,944	1,237,353	1,263,965
Debt	53,458	54,651	57,014	68,635	541,181
Total equity	543,892	872,437	896,320	992,431	487,340

(1)	Total revenues include real estate revenues from property sales, timber sales, resort and club revenue and other revenues, primarily other rental revenues and brokerage fees.
(2)	Discontinued operations include the Victoria Hills Golf Club and St. Johns Golf and Country Club golf course operations in 2009, Sunshine State Cypress, Inc. in 2008, fourteen commercial office buildings and Saussy Burbank in 2007. (See Note 18 of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We make forward-looking statements in this Report, particularly in Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Report that are not historical facts are forward-looking statements. You can find many of these forward-looking statements by looking for words such as “intend”, “anticipate”, “believe”, “estimate”, “expect”, “plan”, “should”, “forecast” or similar expressions. In particular, forward-looking statements include, among others, statements about the following:

•	future operating performance, revenues, earnings and cash flows;

•	future residential and commercial demand, opportunities and entitlements;

•	development approvals and the ability to obtain such approvals, including possible legal challenges;

•	the number of units or commercial square footage that can be supported upon full build out of a development;

•	the number, price and timing of anticipated land sales or acquisitions;

•	estimated land holdings for a particular use within a specific time frame;

•	the levels of resale inventory in our developments and the regions in which they are located;

•	the development of relationships with strategic partners, including commercial developers and homebuilders;

•	future amounts of capital expenditures;

•	the amount and timing of future tax refunds;

•	timeframes for future construction and development activity; and

•	the projected operating results and economic impact of the new Northwest Florida Beaches International Airport

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

We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Years Ended December 31,
	2011	2010
Segment Operating Revenue
Residential real estate	34.7%	40.4%
Commercial real estate	2.9%	4.6%
Rural land sales	2.7%	26.0%
Forestry	59.7%	29.0%

Consolidated operating revenues	100.0%	100.0%

Our business, financial condition and results of operations continued to be adversely affected during 2011 by the real estate downturn, slow economic recovery and other adverse market conditions which have been deeper and more prolonged than originally anticipated. This challenging environment has exerted negative pressure on the demand for all of our real estate products. Even though we have seen slightly improved residential sales activity we do not expect any significant improvement in market conditions in the near term.

The large oil spill in the Gulf of Mexico from the Deepwater Horizon incident has had a negative impact on our properties and results of operations and has created uncertainty about the future of the Gulf Coast region. We have filed lawsuits seeking the recovery of damages against parties we believe are responsible for the oil spill. In addition, we have initiated the process for pursuing portions of our claims through the Gulf Coast Claims Facility, the vehicle established by BP Exploration and Production, Inc. for claims under the Oil Pollution Act of 1990. We cannot be certain, however, of the amount of any recovery or the ultimate success of our claims.

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

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development. Our rural land sales segment generates revenues from the sale of undeveloped land, land with limited development, easements and mitigation bank credits. Our rural land segment incurs costs of revenue from the cost of land or mitigation bank credits sold, minimal development costs and selling costs.

In recent years, our revenue from rural land sales have significantly decreased as a result of our decision to sell only non-strategic rural land and to principally use our rural land resources to create sources of recurring revenue as well as from declines in demand for rural land due to difficult current market conditions. In 2011, we continued to minimize the sale of rural land at today’s depressed prices and we expect to continue this strategy in 2012. We may, however, rely on rural land sales as a source of revenues and cash in the future.

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

In 2011 an inventory of all our pine plantations was completed and a new software platform was implemented to facilitate management of the rural land holdings on a sustainable basis with regard to asset and harvest levels. These initiatives for the forestry segment have enabled the marketing of products to more diverse customers and the focus on market development. This plan made available approximately 70,000 acres for multiple uses including timber management on land previously held back from silviculture activities.

On March 31, 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and we do not have any additional performance obligations. Under a timber deed, the buyer or some other third party is responsible for all logging and hauling costs, if any, and the timing of such activity. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete. As part of the agreement, we also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct a “First Thinning”, to purchase 85% of such first thinnings at fair market value. During, 2011, we purchased approximately $1.2 million, respectively, of first thinnings.

In November 2010, we entered into a new wood fiber supply agreement with Smurfit-Stone Container Corporation, which was recently acquired by RockTenn, (the “Wood Fiber Supply Agreement”). The new agreement replaces an agreement that we had entered into in July 2000 and that was scheduled to expire in June 2012. Under the agreement, we agreed to sell 3.9 million tons of pulpwood to RockTenn’s pulp and paper mill in Panama City, Florida over the next seven years. The new agreement also included more favorable pricing terms for us, provided for a steady demand for much of our wood fiber harvest and removed certain restrictions on our timberlands contained in the previous agreement.

2010 Restructuring and Relocation Program

In 2010, we announced that we were relocating our corporate headquarters from Jacksonville, Florida to WaterSound, Florida and consolidating existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location. These relocations were completed in the second quarter of 2011. As a result of this restructuring and relocation program we incurred approximately $5.3 million of one-time charges during 2010 and $0.6 million during 2011 primarily relating to one-time termination benefits in connection with the termination of employees that would not be relocating and relocation benefits for those employees that would be relocating, as well as certain ancillary facility-related costs. The relocation costs include relocation bonuses, temporary lodging expenses, resettlement expenses, tax payments, shipping and storage of household goods, and closing costs for housing transactions. Although we previously announced that we would build a new headquarters facility, we have now decided to indefinitely delay the development of the new corporate headquarters building and impaired $0.8 million of predevelopment costs related to the new building in 2011.

2011 Restructuring Program

In the first quarter of 2011, as a result of discussions between our Board of Directors and Fairholme Capital Management, L.L.C., the largest beneficial owner of our common stock, Wm. Britton Greene entered into a Separation Agreement with us and resigned as our President and Chief Executive Officer. On April 11, 2011, we entered into separation agreements with four additional members of senior management. As a result of these five separations, we incurred approximately $8.5 million in charges during 2011 pursuant to the separation agreements of these individuals. These amounts do not include the additional $1.5 million non-cash compensation expense arising from the accelerated vesting of Mr. Greene’s restricted stock unit grants.

Our new management team adopted a restructuring plan aimed at significantly reducing operating costs. As part of this plan, we incurred approximately $2.4 million of charges during 2011 related to severance payments to employees. Our cost saving initiatives included lowering employee related costs by reducing headcount from 118 as of February 1, 2011 to 75 as of February 1, 2012; saving on occupancy costs by consolidating offices; renegotiating vendor contracts; and reducing discretionary spending where possible. We expect that our cost savings efforts will generate a decrease of approximately $15 million to $18 million in operating and corporate expenses on an annualized basis.

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

Our new real estate investment strategy is focused on reducing future capital outlays and employing a risk adjusted investment return criteria for evaluating our properties and future investments in such properties. Pursuant to this new strategy, we intend to significantly reduce planned future capital expenditures for infrastructure, amenities and master planned community development and reposition certain assets to encourage increased absorption of such properties in their respective markets. As part of this repositioning, we expect properties may be sold in bulk, in undeveloped or developed parcels, or at lower price points and over shorter time periods.

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on the Company’s recently adopted risk-adjusted investment return criteria for evaluating the Company’s projects under development or undeveloped, management’s assumptions used in the projection of undiscounted cash flows included:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	estimated pricing and projected price appreciation over time, which can range from 0 to 10% annually;

•	the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can range from 4 to 13 years depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;

•	holding costs to be incurred over the selling period;

•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	assumptions regarding the intent and ability to hold individual investments in real estate over projected periods and related assumptions regarding available liquidity to fund continued development.

For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

•

for investments in inns and rental condominium units, average occupancy and room rates, revenues from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;

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

Other properties that management does not intend to sell in the near term under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property.

The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group. Based on our recently adopted risk-adjusted investment return criteria, these future holding periods have been reduced to a maximum period of 13 years.

Fair Value Measurements. We follow the fair value provisions of ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) for our financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Our assets and liabilities utilizing Level 2 and 3 inputs in fair value calculations and the associated underlying assumptions include the following:

Investment in real estate. Our investments in real estate are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that an impairment exists due to the inability to recover an asset’s carrying value, a provision for loss is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value less costs to sell.

For the assets described above, we use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. Fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate (10% to 20%), through appraisals of the underlying property, or a combination thereof.

Retained interest. We have recorded a retained interest with respect to the monetization of certain installment notes through the use of qualified special purpose entities, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. We recognize interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected.

Pension asset. Our cash balance defined-benefit pension plan holds a royalty investment for which there is no quoted market price. Fair value of the royalty investment is estimated based on the present value of future cash flows, using management’s best estimate of key assumptions, including discount rates.

Standby guarantee liability. On October 21, 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport in Northwest Florida. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. We measured the standby guarantee liability at fair value based upon a discounted cash flow analysis based on our best estimates of future cash flows to be paid by us pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, seasonality and the timing of the commencement of service. The fair value of the liability could fluctuate up or down significantly as a result of changes in assumptions related to these estimates and could have a material impact on our operating results.

Pension Plan. We sponsor a cash balance defined-benefit pension plan covering a majority of our employees. The accounting for pension benefits is determined by accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant effect on the pension plan’s impact on the financial statements of the Company. For example, in 2011, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $0.7 million increase in pre-tax income ($0.4 million net of tax). However, a 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in a less than $0.1 million change in pre-tax income. Our pension plan was overfunded and we do not expect to make contributions to the pension plan in the future. The ratio of plan assets to projected benefit obligation was 236% at December 31, 2011.

Stock-Based Compensation. We have offered stock incentive plans whereby awards were granted to certain employees and non-employee directors in the form of restricted shares of our common stock or options to purchase our common stock. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

In February 2011, 2010 and 2009, we granted select executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as our total shareholder return as compared to the total shareholder return of certain peer groups during a three-year performance period.

We have used a Monte Carlo simulation pricing model to determine the fair value of our market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of our stock price and shareholder returns compared to those companies in our peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

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

At December 31, 2011, the Company had a federal net operating loss of approximately $92.0 million and a state net operating loss carry forward of $612.6 million. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets and has provided for a valuation allowance of $94.5 million at December 31, 2011. The Company also recorded in 2011 a valuation allowance of $3.8 million to offset the deferred tax asset component recognized in Accumulated Other Comprehensive Income.

At December 31, 2010, the Company had a valuation allowance of $1.0 million related to state net operating losses and charitable contribution carry forwards.

Adoption of New Accounting Standards

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Account Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05 described below so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of our revenues and expenses for the three years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Difference	% Change	Difference	% Change
	(Dollars in millions)
Revenues:
Real estate sales	$19.9	$38.9	$78.8	$(19.0)	(49)%	$(39.9)	(51)%
Resort and club revenues	36.0	29.4	29.7	6.6	22%	(0.3)	(1)%
Timber sales	86.7	28.8	26.6	57.9	201%	2.2	8%
Other revenues	2.7	2.4	3.2	0.3	13%	(0.8)	(25)%

Total	$145.3	$99.5	$138.3	$45.8	46%	$(38.8)	(28)%

Expenses:
Cost of real estate sales	$11.2	$8.5	$60.4	$2.7	32%	$(51.9)	(86)%
Cost of resort and club revenues	34.9	31.5	32.3	3.4	11%	(0.8)	(2)%
Cost of timber sales	22.9	20.2	19.1	2.7	13%	1.1	6%
Cost of other revenues	2.5	2.1	2.2	0.4	19%	(0.1)	(5)%
Other operating expenses	22.3	34.8	40.0	(12.5)	(36)%	(5.2)	(13)%

Total	$93.8	$97.1	$154.0	$(3.3)	(3)%	$(56.9)	(37)%

The decrease in real estate sales revenues for 2011 as compared with 2010 is primarily due to decreased sales in our rural land segment as a result of our planned reduction in large tract rural land sales, as well as weakened demand, partially offset by an increase of revenue in our residential segment. Cost of real estate sales increased and gross margin on real estate sales decreased during 2011 compared to 2010 primarily as a result of the higher proportion of residential sales compared to rural land sales. Residential real estate sales improved yet continued to remain weak in 2011, primarily, we believe due to oversupply, depressed prices in the Florida real estate markets, poor economic conditions and the residual uncertainty about the Gulf Coast region arising from the Deepwater Horizon incident.

The decrease in real estate sales revenues for 2010 as compared with 2009 is primarily due to a decrease in sales in our residential real estate segment, partially offset by an increase in revenue in our rural land segment. Revenues in 2009 included the sale of non-strategic assets. Cost of real estate sales decreased during 2010 compared to 2009 primarily as a result of cost of sales related to the 2009 sale of non-strategic assets. Gross margin on real estate sales increased during 2010 compared to 2009 due to the relative mix of rural land sales. Residential real estate sales were weak in 2010, primarily as a result oversupply, depressed prices in the Florida real estate markets, poor economic conditions and the impact of the Deepwater Horizon incident in the Gulf of Mexico.

Resort and club revenues increased in 2011 as compared with 2010 due to rate and occupancy increases at the WaterColor Inn and in the vacation rental programs and increased activity at related resort operations. Cost of resort and club revenues increased due to greater occupancy and activity levels. Resort and club revenues decreased in 2010 as compared with 2009 due to lower vacation rental occupancy due to the Deepwater Horizon incident. Cost of resort and club revenues decreased due to more efficient operations of our resort and clubs and reduced staffing levels. For further detailed discussion of revenues and expenses, see Segment Results below.

Timber revenues increased in 2011 as compared to 2010 primarily due to a $55.9 million agreement for the sale of a timber deed. We recognized $54.4 million related to the timber deed with $1.4 million recorded as an imputed lease to be recognized over the 20 year life of the timber deed. Open market sales of timber also increased as a result of increased product percentage compared to total harvest. Cost of timber sales increased in 2011 as compared to 2010 due primarily to expenditures made to collect timber inventory data on the Company’s timberlands. Timber revenues increased in 2010 as compared to 2009 primarily due to improved prices for woodfiber and sawtimber and payments received from the federal government under the Biomass Crop Assistance Program. Cost of timber sales increased in 2010 as compared to 2009 due primarily to expenditures made to collect timber inventory data on the Company’s timberlands.

Other operating expenses decreased in 2011 compared to 2010 due to lower general and administrative expenses as a result of our continued restructuring efforts and a decrease in a litigation settlement accrued in 2010 which was paid in 2011. Other operating expenses decreased in 2010 compared to 2009 due to lower general and administrative expenses as a result of our restructuring efforts and the sale of certain properties in 2009, which reduced 2010 carrying costs, partially offset by the $4.9 million reserve for litigation accrued in 2010.

Corporate Expense. Corporate expense, which consists of corporate general and administrative expenses, increased $1.6 million, or 5%, in 2011 over 2010. Our cost savings initiatives through our restructuring efforts were offset by an increase in legal fees totaling $7.0 million primarily associated with the SEC inquiry, the securities class action lawsuit, the change in control of the company in the first part of 2011 and litigation related to a contract dispute. In addition, deferred compensation costs increased $3.0 million associated with the acceleration of restricted stock units resulting from the change in management control in February 2011.

During 2011, the Company discontinued its retiree medical benefits resulting in an employee insurance expense reduction of $5.5 million.

Corporate expense increased $1.9 million, or 8%, in 2010 over 2009. The increase in corporate expense is primarily due to legal fees and cleanup costs totaling $4.2 million associated with the Deepwater Horizon incident. These costs were partially offset by a reduction in employee and administrative costs as a result of reduced headcount and cost savings initiatives.

Pension settlement charge. On June 18, 2009, as plan sponsor, we signed a commitment for the pension plan to purchase a group annuity contract from Massachusetts Mutual Life Insurance Company for the benefit of the retired participants and certain other former employee participants in our pension plan. Current and former employees with cash balances in the pension plan were not affected by the transaction. The purchase price of the annuity was approximately $101.0 million, which was funded from the assets of the pension plan on June 25, 2009 and included a premium to assume these obligations. The transaction resulted in the transfer and settlement of pension benefit obligations of approximately $93.0 million which represented the obligation prior to the annuity purchase of the affected retirees and vested terminated employees. In addition, we recorded a non-cash pre-tax settlement charge to earnings during 2009 of $44.7 million and an offsetting $44.7 million pre-tax credit in Accumulated Other Comprehensive Income on our Consolidated Balance Sheet. As a result of this transaction, we were able to significantly increase the funded status ratio thereby reducing the potential for future funding requirements. We also recorded additional pension charges of $5.9 million, $4.1 million and $1.3 million during 2011, 2010 and 2009, respectively, as a result of reduced employment levels in connection with our restructuring programs.

Impairment Losses. During 2011, we have recorded significant impairment charges primarily due to our change in real estate investment strategy. In 2010 and 2009, we recorded significant impairment charges, as a result of the decline in demand and market prices in our real estate markets. The following table summarizes our impairment charges for the three years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Investment in Real Estate:
Residential Projects Under Development
RiverCamps	$18.2	$—	$—
RiverTown	87.4	—	—
Southwood	17.2	—	—
SummerCamp	18.7	—	—
WaterSound North	35.6	—	—
Wild Heron	6.9	3.5	—
Windmark Beach	126.2	—	—
Victoria Park community	—	—	60.9
SevenShores condominium and marina development project	—	—	6.7
Homes and homesites — various residential communities	2.2	0.8	7.3
Investment in unconsolidated affiliates	—	3.8	—
Inactive residential developments	48.6	—	—
Abandoned development plans	0.8	—	7.2
Commercial commerce parks and other commercial land	15.5	—	—

Total	377.3	8.1	82.1

Notes Receivable:
Saussy Burbank	—	—	10.1
Advantis	—	—	7.4
Various builder notes	—	0.5	1.9

Total	—	0.5	19.4

Other long-term assets	—	—	1.1

Total	—	—	1.1

Total impairment charges-continuing operations	377.3	8.6	102.6

Discontinued operations:
Victoria Hills Golf Club			6.9
St. Johns Golf and Country Club	—	—	3.5

Total impairment charges — discontinued operations	—	—	10.4

Total impairment charges	$377.3	$8.6	$113.0

In connection with implementing our new real estate investment strategy, we reassessed the carrying value of our real estate and determined that an impairment to record certain of our assets to fair value was necessary. Accordingly, we recorded a non-cash charge for impairment in 2011 of $374.8 million. Earlier in 2011, we also recorded an $0.8 million impairment on development costs incurred on the indefinitely delayed construction of the Corporate headquarters building located at VentureCrossings and approximately $1.7 million in impairment charges on homes and homesites. For further discussion, see Note 3, Impairments of Long-lived Assets, in the Notes to the Consolidated Financial Statements.

Given the downturn in our real estate markets, we implemented a tax strategy in 2009 to benefit from the sale of certain non-strategic assets at a loss. Under federal tax rules, losses from asset sales realized in 2009 were carried back and applied to taxable income from 2007, resulting in a federal income tax refund for 2009.

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

In addition, we completed the sale of our SevenShores condominium and marina development project for $7.0 million earlier in 2009, which resulted in an impairment charge of $6.7 million. We also wrote-off $7.2 million of capitalized costs related to abandoned development plans in certain of our communities in 2009. We also sold our St. Johns Golf and Country Club for $3.0 million in December 2009 which resulted in an impairment charge of $3.5 million.

A continued decline in demand and market prices for our real estate products or further changes to management’s plans also may require us to record additional impairment charges in the future.

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

In addition, we received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during 2009 and renegotiated terms related to certain other builder notes receivable during 2010 and 2009. These events resulted in additional impairment charges of less than $0.1 million, $0.5 million and $1.9 million in 2011, 2010 and 2009, respectively. Because of the ongoing challenges in our real estate markets and tightened credit conditions, we may be required to record additional write-downs of the carrying value of our notes receivable and ultimately such notes may not be collectible.

Restructuring Charges. On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. During 2011, we expensed $4.2 million of restructuring charges under the terms of this agreement (not including the additional $1.5 million of non-cash compensation expense arising from the accelerated vesting of Mr. Greene’s restricted stock grants).

On April 11, 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to our current restructuring program. In 2011, we expensed $6.7 million related to the terminations including amounts under the terms of the separation agreements.

We recorded restructuring charges of $11.5 million in 2011 and $5.3 million in 2010 under our 2010 restructuring and relocation program related to termination and relocation benefits to employees, as well as certain ancillary facility related costs. We recorded restructuring charges of $5.4 million in 2009 related to the 2009 restructuring. For further discussion, see Note 10, Restructuring, in the Notes to the Consolidated Financial Statements.

Other Income (Expense). Other income (expense) consists primarily of investment income, interest expense, gains and losses on sales and dispositions of assets, fair value adjustment related to the retained interest of monetized installment note receivables, expense related to our standby guarantee liability and other income. Total other (expense) income was $0.9 million, $(3.9) million and $4.2 million during 2011, 2010 and 2009, respectively.

Investment income, net decreased approximately $0.3 million, or 23% during 2011 compared to 2010 primarily due to lower interest income related to the payoff of a rural land sale note receivable, and $1.2 million, or 45%, during 2010 as compared with 2009 due to lower investment returns on our cash balances.

Interest expense decreased by $4.7 million as compared to 2010 primarily due to the settlement and payment of interest related to the litigation reserve combined with decreases in interest expense related to the revolving credit facility and community development district debt obligations and increased by $7.5 million during 2010 as compared with 2009 primarily due to interest recorded on a reserve for litigation of $4.2 million and, to a lesser extent, interest on our community development district debt obligations not being capitalized in 2010 due to reduced spending levels.

Other, net increased $0.5 million during 2011 as compared with 2010 primarily due to an increase in lease income and deferred gain on the sale of the office portfolio sold in 2008 and $0.5 million during 2010 compared with 2009. Included in 2009 is a $0.8 million expense related to our Southwest Airlines standby guarantee liability.

Equity in Loss of Unconsolidated Affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. These investments consist primarily of three residential joint ventures, two of which are now substantially sold out. Equity in loss of unconsolidated affiliates totaled less than $(0.1) in 2011, $(4.3) million in 2010 and $(0.1) million in 2009. During 2010, we determined that our investment in East San Marco, L.L.C. had experienced an other than temporary decline in value and we recorded a $3.8 million impairment charge to write our investment down to its current fair value.

Income Tax Benefit. Income tax benefit, including income tax on discontinued operations, totaled $(55.7) million, $(23.8) million and $(85.7) million for the years ended December 31, 2011, 2010 and 2009, respectively. Our effective tax rate was 14.4%, 39.9% and 39.7% for the years ended December 31, 2011, 2010 and 2009, respectively. The effective tax rate decreased to 14.4% due primarily to a valuation allowance established on the deferred tax asset which resulted from the impairment charges taken in 2011.

Discontinued Operations. Loss from discontinued operations in 2009 consisted of the results associated with our Victoria Hills Golf Club, St. Johns Golf and Country Club golf course operations and our sawmill and mulch plant (Sunshine State Cypress). Loss, net of tax, in 2009 totaled $(6.8) million. See Segment Results below for further discussion regarding our discontinued operations.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

Our residential sales are showing some signs of improvement in certain of our primary and seasonal residential communities. However, our residential sales remain weak. The real estate downturn, weak economic recovery, and the Deepwater Horizon incident have all exerted negative pressure on the demand for real estate products in our markets. Inventories of resale homes and homesites remain high in our markets and prices remain depressed. With the U.S. and Florida economies battling the adverse effects of home foreclosures, severely restrictive credit, significant inventories of unsold homes and recessionary economic conditions, the timing of a sustainable recovery to all our residential projects remains uncertain.

The table below sets forth the results of continuing operations of our residential real estate segment for the three years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Revenues:
Real estate sales	$12.2	$8.7	$57.4
Resort and club revenues	36.0	29.4	29.7
Other revenues	2.2	2.2	2.7

Total revenues	50.4	40.3	89.8

Expenses:
Cost of real estate sales	9.3	6.4	54.7
Cost of resort and club revenues	34.9	31.5	32.3
Cost of other revenues	1.9	2.1	2.1
Other operating expenses	14.3	23.9	30.8
Depreciation and amortization	9.4	10.0	10.9
Impairment losses	361.0	4.8	94.8
Restructuring charge	0.7	1.0	0.9

Total expenses	431.5	79.7	226.5

Other (expense) income	(4.3)	(7.8)	(1.1)

Pre-tax (loss) from continuing operations	$(385.4)	$(47.2)	$(137.8)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$1.3	$10.6	$11.9	$1.0	$7.5	$8.5
Cost of sales:
Direct costs	1.2	7.0	8.2	0.7	4.0	4.7
Selling costs	0.1	0.3	0.4	0.1	1.0	1.1
Other indirect costs	0.0	0.7	0.7	0.1	0.4	0.5

Total cost of sales	1.3	8.0	9.3	0.9	5.4	6.3

Gross profit	$—	$2.6	$2.6	$0.1	$2.1	$2.2

Gross profit margin	—	25%	22%	10%	28%	26%
Units sold	2	131	133	2	83	85

Home sales and home closings were constant during 2011 compared to 2010. Homesite closings and revenues increased for the year ended December 31, 2011 due to sales of homesites to national and local homebuilders. The sales to the homebuilders may generate additional revenues and gross profit in future periods upon the sale to the end-user. The gross profit margin on sales of homesites decreased year-over-year due to lower margins at our Breakfast Point Community compared to other primary community margins experienced in 2010.

The following table sets forth homes and homesites sales activity by geographic region and property type:

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
	(Dollars in millions)
Northwest Florida:
Resort
Single-family homes	1	$0.5	$0.5	$—	2	$1.0	$0.9	$0.1
Homesites	58	6.9	5.2	1.7	41	5.3	3.9	1.4
Primary
Single-family homes	1	0.8	0.8	—	—	—	—	—
Homesites	60	3.3	2.4	0.9	40	2.1	1.4	0.7
Northeast Florida:
Single-family homes	—	—	—	—	—	—	—	—
Homesites	13	0.4	0.4	—	2	0.1	0.1	—

Total	133	$11.9	$9.3	$2.6	85	$8.5	$6.3	$2.2

For additional information about our residential projects, see the table “Summary of Land-Use Entitlements — Active St. Joe Residential and Mixed-Use Projects” in the Business section above.

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Breakfast Point, Hawks Landing and Southwood. RiverTown is our only Northeast Florida primary community.

In addition to adverse market conditions and impacts from the Deepwater Horizon incident, the following factors contributed to the results of operations shown above:

•

For our Northwest Florida resort and seasonal communities, homesite closings and revenues increased in 2011 as compared with 2010 primarily due to the increased demand at our WaterColor and WaterSound West Beach communities.

•

In our Northwest Florida primary communities, homesite closings and revenue increased in 2011 as compared to 2010 due to sales to homebuilders some of which may generate additional revenues and gross profits in future periods upon the sale to the end-users.

•	In our Northeast Florida primary community, homesite closings and revenue increased in 2011 as compared to 2010 due to sales to homebuilders at our RiverTown community.

Resort and club revenues include revenue from the WaterColor Inn, WaterColor, WaterSound Beach and WindMark Beach vacation rental programs and other resort and golf, club and marina operations. Resort and club revenues were $36.0 million for the year ended December 31, 2011, with $34.9 million in related costs as compared to revenue totaling $29.4 million for the year ended December 31, 2010, with $31.5 million in related costs. Revenues increased by $6.6 million primarily due to rate increases at the WaterColor Inn and rate increases and higher occupancy in the vacation rental programs. The increase in costs was related to the increased occupancy.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $14.2 million for the year ended December 31, 2011 as compared with $23.9 million for the year ended December 31, 2010. The decrease of $9.7 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowners association funding costs, certain warranty and other costs and real estate taxes.

Impairment losses increased $356.2 million during 2011 as compared to 2010 which was primarily due to the adoption of our new real estate investment strategy. See Note 3 to the Notes to the Consolidated Financial Statements.

We recorded restructuring charges in our residential real estate segment of $0.7 million and $1.0 million during 2011 and 2010, respectively, in connection with our 2011 and 2010 restructuring programs.

Other expense decreased $3.5 million during 2011 as compared to 2010 which was primarily due to interest expense of $4.1 million in 2010 for litigation involving a contract dispute related to a 1997 purchase of land for our former Victoria Park Community, which was settled and paid in 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

Although not included in the homes and homesites table, real estate sales include land sales of $0.2 million with related cost of sales of $0.1 million for the year ended December 31, 2010. In 2009, land sales and land cost of sales of $26.1 million were included in real estate sales. The 2009 real estate revenues and cost of sales consisted primarily of $12.5 million at SevenShores, $10.4 million at Victoria Park (excluding $0.6 million of golf course revenues and cost of sales, which are included in discontinued operations) and $2.8 million of Saussy Burbank property previously received in a note receivable settlement.

The following table sets forth homes and homesite sales activity by geographic region and property type.

	Year Ended December 31, 2010				Year Ended December 31, 2009
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
	(Dollars in millions)
Northwest Florida:
Resort
Single-family homes	2	$1.0	$0.9	$0.1	23	$10.8	$10.4	$0.4
Homesites	41	5.3	3.9	1.4	25	3.5	2.6	0.9
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	40	2.1	1.4	0.7	12	1.0	0.3	0.7
Northeast Florida:
Single-family homes	—	—	—	—	2	0.6	0.5	0.1
Homesites	2	0.1	0.1	—	—	—	—	—
Central Florida:
Single-family homes	—	—	—	—	15	3.5	3.4	0.1
Multi-family homes	—	—	—	—	32	7.3	7.2	0.1
Townhomes	—	—	—	—	12	2.6	2.5	0.1
Homesites	—	—	—	—	43	2.0	1.7	0.3

Total	85	$8.5	$6.3	$2.2	164	$31.3	$28.6	$2.7

In addition to adverse market conditions and impacts from the Deepwater Horizon incident, the following factors also contributed to the results of operations shown above:

•

For our Northwest Florida resort and seasonal communities, home closings and revenues decreased in 2010 as compared with 2009 primarily due to the reduction in inventory of homes as a result the company’s exit from the homebuilding business. WaterSound West Beach and SummerCamp Beach communities each had one sale of a home during 2010.

•

In our Northwest Florida primary homesite closings and revenue increased in 2010 as compared to 2009 due to sales to homebuilders some of which may generate additional revenues and gross profits in future periods upon the sale to the end-users.

•	In our Northeast Florida communities no homes were available for sale as we sold our last remaining home in the St. Johns Golf and Country Club community in 2009.

•	In our Central Florida communities the remaining available product was sold at the Artisan Park community during 2009.

Resort and club revenues were $29.4 million for the year ended December 31, 2010, with $31.5 million in related costs as compared to revenue totaling $29.7 million for the year ended December 31, 2009, with $32.3 million in related costs. Revenues decreased by $0.3 million as a result of the oil spill from the Deepwater Horizon incident in the Gulf of Mexico partially offset by increased golf club revenues generated by opening certain courses to public play. Cost of resort and club revenues decreased $0.8 million as a result of more efficient operation of our resorts and clubs.

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

The table below sets forth the operating results of our discontinued operations for the periods shown.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Victoria Hills Golf Club — Residential Segment:
Aggregate revenues	$—	$—	$2.5

Pre-tax (loss)	—	—	(7.6)
Income tax (benefit)	—	—	(3.0)

(Loss) from discontinued operations	$—	$—	$(4.6)

St. Johns Golf and Country Club — Residential Segment:
Aggregate revenues	$—	$—	$2.9

Pre-tax (loss)	—	—	(3.4)
Income tax (benefit)	—	—	(1.3)

(Loss) from discontinued operations	$—	$—	$(2.1)

Total (loss) from discontinued operations	$—	$—	$(6.7)

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

The table below sets forth the results of the continuing operations of our commercial real estate segment for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Revenues:
Real estate sales	$3.7	$4.4	$7.0
Other revenues	0.5	0.2	0.5

Total revenues	4.2	4.6	7.5

Expenses:
Cost of real estate sales	1.7	1.0	4.3
Cost of other revenues	0.6	—	—
Other operating expenses	4.9	6.0	3.9
Depreciation and amortization	0.3	—	0.1
Restructuring charge	1.6	0.1	0.6
Impairment losses	16.3	—	—

Total expenses	25.4	7.1	8.9

Other income	1.0	1.2	0.9

Pre-tax loss from continuing operations	$(20.2)	$(1.3)	$(0.5)

Similar to the markets for residential real estate, the markets for commercial real estate have experienced a significant downturn. In addition to the negative effects of the prolonged downturn in demand for residential real estate, commercial real estate markets have also been negatively affected by the prolonged weakness of the general economy and continuing uncertainty about the Gulf Coast region as a result of the Deepwater Horizon incident.

Much of our current commercial real estate activity is focused on the opportunities presented by the Northwest Florida Beaches International Airport, which opened in May 2010 and is surrounded by our properties in the West Bay Sector. During 2011, we entered into a build-to-suit lease with ITT Corporation for a 10.8 acre site at VentureCrossings. Construction is expected to be completed in late 2012 with rent commencing in early 2013. We also entered into a build-to-suit with Hardees for a 0.9 acre site in Panama City Beach. Construction is expected to be completed in the first quarter of 2012 with rent commencing in the second quarter of 2012. Upon completion of the construction, we will own these facilities and collect ground and building rent under long-term leases. Late in the second quarter of 2011, we began collecting rent from the build-to-suit lease with CVS Pharmacy in Port St. Joe and revenue from the three hundred space covered parking facility at the entrance to the Northwest Florida Beaches International Airport. These projects will contribute to our recurring revenue going forward.

Real Estate Sales. Commercial land sales for the three years ended December 31, 2011 included the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Gross Proceeds	Revenue		Gross Profit on Sales
				(In millions)	(In millions)		(In millions)
2011	7	9	$363,000	$3.1	$3.7	(a)	$2.0
2010	4	18	$237,000	$4.4	$4.4		$3.4
2009	8	29	$227,000	$6.6	$7.0	(b)	$2.7	(b)

(a)	Includes $0.6 million of revenue related to a forfeited deposit retained upon cancellation of a sales contract.
(b)	Includes previously deferred revenue and gain on sales, based on percentage-of-completion accounting, of $0.4 million and $0.1 million, respectively.

During 2011, our commercial segment had seven land sales involving a total of nine acres at an average price of $363,000 per acre. The change in average per-acre prices reflects a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.

Included in 2010 real estate sales was a 10 acre sale in Walton County to Wal-Mart for $2.5 million. There were three additional commercial sales in Northwest Florida for a total of eight acres at an average price of $158,000 per acre.

Other revenues primarily relate to lease income associated with the long-term lease with the CVS in Port St. Joe and revenues generated from our covered parking facility at the Northwest Florida Beaches International Airport.

Impairment losses during 2011 are primarily due to the adoption of the new real estate investment strategy. See Note 3 to the Notes to the Consolidated Financial Statements.

Other income during 2011, 2010, and 2009 includes approximately $0.7 million of recognized gain previously deferred associated with three buildings sold in 2007 which we had a sale and leaseback arrangement with the buyer.

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited development. While we have reduced our offerings of rural land, like residential and commercial land, demand for rural land has also declined as a result of the current difficult market conditions.

The table below sets forth the results of operations of our rural land sales segment for the three years ended December 31, 2011.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Revenues:
Real estate sales	$4.0	$25.9	$14.3

Expenses:
Cost of real estate sales	0.2	1.0	1.5
Other operating expenses	1.3	2.7	3.3
Depreciation and amortization	—	—	0.1
Restructuring charge	0.2	0.8	0.1
Impairment losses	—	—	—

Total expenses	1.7	4.5	5.0

Other income	0.3	0.8	0.7

Pre-tax income from continuing operations	$2.6	$22.2	$10.0

Rural land sales for the three years ended December 31, 2011, are as follows:

Period	Number of Sales	Number of Acres	Average Price per Acre	Gross Sales Price	Gross Profit
				(In millions)	(In millions)
2011	4	259	$13,374	$3.5	$3.3
2010	13	606	$4,897	$3.0	$2.6
2009	13	6,967	$2,054	$14.3	$12.8

In recent years, our revenue from rural land sales has significantly decreased as a result of our decision to sell only non-strategic rural land and to principally use our rural land resources to create sources of recurring revenue, as well as from declines in demand and pricing for rural land due to difficult current market conditions. In 2011, we continued to minimize the sale of rural land at today’s depressed prices and expect to continue this strategy in 2012. We may however, rely on rural land sales as a significant source of revenue and cash in the future. In 2009, we began selling wetland mitigation credits to third parties from our two federal and state wetland mitigation banks. We own and operate these two wetland mitigation banks and by conducting certain prescribed land management and timbering activities that enhance and restore the wetlands in these banks, we are allowed to sell credits that enable third parties to obtain environmental permits from the federal and state regulatory authorities.

During 2011, we closed four land transactions totaling 259 acres at an average price of $13,374 per acre and sold 7.08 mitigation credits for $70,339 per credit generating $0.5 million in revenue. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one period to another.

During 2010, we also conveyed 2,148 acres to the Florida Department of Transportation (“FDOT”) as part of our approximate 3,900 acre sale to FDOT in 2006. As a result, we recognized $20.6 million of previously deferred revenue and gain of $20.2 million on this transaction. There was an additional $0.4 million of sales and gain recognized during 2010 from other deferred sales, as well as $0.4 million from an easement. Also included in real estate sales for 2010 was $1.4 million related to the sale of 21 mitigation bank credits at an average sales price of $68,333 per credit.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties. In 2011, an inventory of all our pine plantations was completed and a new software platform was implemented to facilitate management of the rural land holdings on a sustainable basis with regard to asset and harvest levels. These initiatives for the forestry segment have enabled the marketing of products to more diverse customers and the focus on market development. This plan made available approximately 70,000 acres for multiple uses including timber management on land previously held back from silviculture activities. On February 27, 2009, we completed the sale of the inventory and equipment assets of Sunshine State Cypress. The results of operations for Sunshine State Cypress are set forth below as discontinued operations.

The table below sets forth the results of our continuing operations of our forestry segment for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(In millions)
Revenues:
Timber sales	$86.7	$28.8	$26.6
Expenses:
Cost of timber sales	22.9	20.2	19.1
Other operating expenses	1.8	2.0	2.0
Depreciation and amortization	5.0	2.1	2.3
Restructuring charge	0.1	0.2	0.1

Total expenses	29.8	24.5	23.5

Other income	2.1	2.0	1.7

Pre-tax income from continuing operations	$59.0	$6.3	$4.8

RockTenn has a Panama City mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. In November 2010, we entered into a new wood fiber supply agreement with Smurfit-Stone, which was recently acquired by RockTenn, (the “Wood Fiber Supply Agreement”). The new agreement replaces an agreement that we entered into in July 2000 and that was scheduled to expire in June 2012. Sales under the wood fiber supply agreement with RockTenn were $15.6 million (609,000 tons) compared to $15.0 million (683,000 tons) in 2010 and $14.9 million (701,000 tons) in 2009. During 2011, we delivered fewer tons to RockTenn under the fiber agreement while the sales price per ton increased.

Open market sales totaled $16.3 million (616,000 tons) as compared to $12.8 million (500,000 tons) in 2010 and $11.1 million (544,000 tons) in 2009. This increase in revenue for open market sales of $3.5 million or 27% was a result of an increase in log sales volume and an increase in the sales price per ton to RockTenn.

On March 31, 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years (the “Timber Agreement”). As part of the agreement, we also entered into a Thinnings Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. We recognized revenue of $54.5 million related to the timber deed in 2011, with $1.4 million recorded as an imputed lease to be recognized over the life of the timber deed. The resulting pre-tax gain on this timber deed transaction, net of cost of sales and depletion of $4.2 million was $50.3 million.

Our 2011, 2010 and 2009 revenues included $0.3 million, $0.5 million and $0.6 million, respectively, related to revenue we received for land management services. The 2010 revenue also included $0.6 million related to the Biomass Crop Assistance Program sponsored by the federal government during the first four months of 2010.

Gross margins as a percentage of revenue, excluding the timber deed transaction, were 32% in 2011, 30% in 2010 and 28% in 2009. The increase in margins from 2011 over 2010 was a result of an increase in revenues related to the fiber agreement, a decrease in timber inventory costs offset by an increase in costs to purchase first thinnings from the Thinnings Supply Agreement contracted in 2011. The increase in margin from 2010 to 2009 was a result of an increase in sales price per ton partially offset by an increase in cost of sales of $1.1 million due primarily to expenditures made to collect timber inventory data on our timberlands.

Other income consists primarily of income from hunting leases.

On February 27, 2009, we sold our remaining inventory and equipment assets related to our Sunshine State Cypress mill and mulch plant for $1.6 million. We received $1.3 million in cash and a note receivable of $0.3 million. The balance of the note was paid in the first quarter 2011. The sale agreement also included a long-term lease of a building facility which was cancelled in 2011.

Discontinued operations related to the sale of Sunshine State Cypress for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
	(In millions)
Sunshine State Cypress — Forestry Segment
Aggregate revenues	$—	$—	$1.7

Pre-tax (loss)	—	—	(0.4)

Pre-tax gain on sale	—	—	0.1
Income tax (benefit)	—	—	(0.1)

(Loss) from discontinued operations	$—	$—	$(0.2)

Liquidity and Capital Resources

We used cash during 2011 primarily for operations, restructuring costs, litigation costs, real estate development and payments of property taxes.

As of December 31, 2011, we had cash and cash equivalents of $162.4 million, compared to $183.8 million as of December 31, 2010. Our decrease in cash and cash equivalents in 2011 primarily relates to our operating activities as described below.

We invest our excess cash primarily in bank deposit accounts, government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.

On June 28, 2011, the Company notified Branch Banking and Trust Company that it was exercising its right to early terminate the $125 million revolving credit facility which was scheduled to mature on September 19, 2012. The termination was effective on July 1, 2011. The Company did not incur any prepayment penalties in connection with the early termination of the Credit Agreement.

We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our currently anticipated working capital needs and capital expenditures.

We have commitments to incur approximately $33.6 million in capital expenditures during 2012. These capital expenditures primarily relate to development of our residential and commercial real estate projects, construction of amenities at these facilities and the construction of a new build-to-suit facility and flex warehouse at Venture Crossings.

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

On March 31, 2011, we entered into the Timber Agreement which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, we also entered into the Thinning Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. During 2011, we purchased approximately $1.2 million of first thinnings.

Cash Flows from Operating Activities

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land sales segment, our timberland operations and land developed by the commercial real estate segment, are included in operating activities on the statement of cash flows.

Net cash used in operations was $(9.8) million during 2011. Total capital expenditures for our residential real estate segment in 2011 were $12.1 million. Additional capital expenditures in 2011 totaled $16.2 million and primarily related to commercial real estate development.

The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, and commercial land development. We expect our 2012 capital expenditures to increase slightly compared with 2011 levels primarily at RiverTown, Breakfast Point and for the development of VentureCrossings Enterprise Centre. However, a portion of this spending is discretionary and will only be spent if the risk adjusted return warrants. We anticipate that future capital commitments will be funded through our cash balances, and operations.

During 2011, we spent $11.5 million related to one time termination benefits to employees under our 2011 restructuring program and our 2010 and 2009 restructuring and relocation programs. We also spent $9.4 million on a previously accrued litigation settlement over a contract dispute concerning one of our former residential communities.

Cash Flows from Investing Activities

Net cash used in investing activities was $(2.1) million in 2011 and was primarily for the purchase of property, plant and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $(9.5) million in 2011. Cash used in financing activities in 2011 resulted primarily from a contribution to the East San Marco joint venture for the purpose of paying off the joint venture’s debt and the payment of taxes related to employees’ stock-based compensation.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying either as the property is sold by us or when assessed to us by the CDD. Accordingly, we have recorded debt of $30.2 million related to CDD debt as of December 31, 2011. Total outstanding CDD debt was $56.8 million at December 31, 2011.

For 2011, 179,221 shares worth $4.8 million were surrendered by executives for the cash payment of taxes due on exercised stock options and vested restricted stock.

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

During 2008 and 2007, the entities monetized $108.4 million and $74.9 million, respectively, of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $96.1 million and $66.9 million in net proceeds were distributed to us during 2008 and 2007, respectively. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $10.7 million for all installment notes monetized through December 31, 2011, which value is an estimate based on the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates. In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets , fair value is adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. We did not record any adjustments as a result of changes in previously projected cash flows during 2011.

Contractual Obligations and Commercial Commitments at December 31, 2011

	Payments Due by Period
Contractual Cash Obligations(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt(2)(3)	$53.5	$2.0	$3.1	$18.2	$30.2
Interest related to community development district debt(3)	25.4	2.0	4.2	4.2	15.0
Purchase obligations(4)	16.1	15.6	0.5	—	—
Operating leases	5.1	0.5	0.7	0.4	3.5

Total Contractual Cash Obligations	$100.1	$20.1	$8.5	$22.8	$48.7

(1)	Excludes standby guarantee liability of $0.8 million.
(2)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $23.3 million, which will be paid by pledged treasury securities.
(3)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(4)	These aggregate amounts include individual contracts in excess of $0.1 million.

	Amount of Commitment Expirations per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Surety bonds	$15.7	$15.7	$—	$—	$—
Standby letters of credit	0.8	0.8	—	—	—

Total Commercial Commitments	$16.5	$16.5	$—	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt. The weighted average interest rates for our fixed-rate long-term debt are based on the actual rates as of December 31, 2011.

Expected Contractual Maturities

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	($ in millions)
Long-term Debt
Fixed Rate(1)	$—	$—	$—	$—	$—	$30.2	$30.2	$30.2
Wtd. Avg. Interest Rate	—	—	—	—	—	6.9%	6.9%

We estimate the fair value of long-term debt based on current rates available to us for loans of the same remaining maturities. As the table incorporates only those exposures that exist as of December 31, 2011, it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss will depend on future changes in interest rates and market values.

(1)	Excludes $23.3 million of defeased debt as the Company bears no market risk.

Item 8.	Financial Statements, Supplementary Data

The Financial Statements and related notes on pages F-2 to F-38 and the Report of Independent Registered Public Accounting Firm on page F-1 are filed as part of this Report and incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2011 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

(d) Attestation Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders

The St. Joe Company:

We have audited The St. Joe Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The St. Joe Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flow for each of the years in the three-year period ended December 31, 2011 and our report dated February 23, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Certified Public Accountants

Miami, Florida

February 27, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

Item 11.	Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed on or before April 30, 2012.

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

The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	147,525	$48.00	1,514,085
Equity compensation plans not approved by security holders	—	—	—

Total	147,525	$48.00	1,514,085

For additional information regarding our equity compensation plans, see Note 2, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements under the heading, “Stock-Based Compensation.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2011 and director independence is set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our proxy statement. This information is incorporated by reference in this Part III.

Item 14.	Principal Accounting Fees and Services

Information concerning our independent registered public accounting firm is presented under the caption “Audit Committee Information” in our proxy statement and is incorporated by reference in this Part III.

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

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).

4.1	Shareholder Protection Rights Agreement dated February 15, 2011 by and between the registrant and American Stock Transfer & Trust Company, LLC, including the Form of Right Certificate attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on February 17, 2011).

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement dated March 4, 2011 by and between the registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).

10.1	Credit Agreement dated September 19, 2008 by and among the registrant, Branch Banking and Trust Company, as agent and lender, Deutsche Bank Trust Company Americas, as lender and BB&T Capital Markets, as lead arranger ($125 million credit facility), including all exhibits and schedules thereto, as amended by the First Amendment dated October 30, 2008, Second Amendment dated February 20, 2009, Third Amendment dated May 1, 2009, Fourth Amendment dated October 15, 2009 and Fifth Amendment dated December 23, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.2	Sixth Amendment to Credit Agreement dated January 12, 2011 by and among the registrant, Branch Banking and Trust Company, as agent and lender, and Deutsche Bank Trust Company Americas, as lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 12, 2011).

10.3	Strategic Alliance Agreement for Air Service dated October 21, 2009 by and between the registrant and Southwest Airlines Co. (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.4	Master Airport Access Agreement dated November 22, 2010 by and between the registrant and the Panama City-Bay County Airport and Industrial District (the “Airport District”) (including as attachments the Land Donation Agreement dated August 22, 2006, by and between the registrant and the Airport District, and the Special Warranty Deed dated November 29, 2007, granted by St. Joe Timberland Company of Delaware, LLC to the Airport District) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2010).

10.5*	Pulpwood Supply Agreement dated November 1, 2010 by and between St. Joe Timberland Company of Delaware, L.L.C. and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 10.5* to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.6	Letter Agreement dated April 6, 2009 by and among the registrant, Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 7, 2009).

10.7	Termination Letter dated January 12, 2011 by and among the registrant, Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 12, 2011).

10.7a	Stockholder Agreement dated September 14, 2011 by and between the registrant, Fairholme Capital Management, LLC and Fairholme Funds, Inc.

10.8	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).

10.9	Form of First Amendment to Executive Employment Agreement (regarding Section 409A compliance incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10	Second Amendment to Employment Agreement of Wm. Britton Greene dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).

10.11	Form of Amendment to Executive Employment Agreement (regarding additional Section 409A compliance matters) (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Letter Agreement regarding relocation benefits dated March 16, 2010 by and between the registrant and Wm. Britton Greene (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2010).

10.13	Letter Agreement regarding relocation benefits dated June 14, 2010 by and between the registrant and Rusty Bozman (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.14	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.15	Deferred Capital Accumulation Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.16	Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.17	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File 333-160916)).

10.18	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.19	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.20	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.21	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.22	2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement on Schedule 14A filed on March 31, 2009).

10.23	Form of Stock Option Agreement (for awards prior to July 27, 2006) (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.24	Form of Stock Option Agreement (for awards from July 27, 2006 through May 12, 2009 incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).

10.25	Form of Restricted Stock Agreement (for awards with time-based vesting conditions from July 27, 2006 through May 12, 2009 incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).

10.26	Form of Restricted Stock Agreement under 2001 Stock Incentive Plan (for awards with performance-based vesting conditions incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).

10.27	Form of First Amendment to Restricted Stock Agreement under 2001 Stock Incentive Plan (for awards with performance-based vesting conditions incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.28	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with performance-based vesting conditions prior to February 7, 2011 incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).

10.29	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with time-based vesting conditions incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).

10.30	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with performance-based vesting conditions from February 7, 2011) (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.31	Form of Director Election Form describing director compensation (updated May 2009 incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.32	2010 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).

10.33	2011 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2011).

10.34	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

10.35	Form of Amendment to Indemnification Agreement for Certain Directors and Officers. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.36	Separation Agreement dated February 25, 2011 by and between the registrant and Wm. Britton Greene (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.37	The St. Joe Company Trust Under Separation Agreement F.B.O. Wm. Britton Greene, dated February 25, 2011, by and between the registrant and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.38	Letter Agreement dated February 25, 2011 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 1, 2011.

10.39	Purchase and Sale Agreement dated March 31, 2011 by and between St. Joe Timberland Company of Delaware, L.L.C. and Vulcan Timberlands, LLC (timber deed transaction)(incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.40	Seventh Amendment to Credit Agreement dated March 31, 2011 by and among the registrant, Branch Banking and Trust Company, as agent and lender, and Deutsche Bank Trust Company Americas, as lender.

10.41	Letter Agreement regarding compensation dated March 4, 2011 by and between the registrant and Hugh M. Durden (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).

10.42	Letter Agreement regarding compensation dated May 3, 2011 by and between the registrant and Hugh M. Durden.

10.43	Employment Agreement dated March 7, 2011 by and between the registrant and Park Brady (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).

10.44	Separation Agreement between the registrant and William S. McCalmont dated April 11, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).

10.45	Separation Agreement between the registrant and Roderick T. Wilson dated April 11, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).

10.46	Separation Agreement between the registrant and Rusty Bozman dated April 11, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).

21.1	Subsidiaries of The St. Joe Company.

23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

99.1	Supplemental information regarding sales activity and other quarterly and year end information.

101**	The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flow and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of the agreement. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The St. Joe Company

By:	/S/ PARK BRADY
Park Brady
Chief Executive Officer

Dated: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Park Brady Park Brady	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ Janna L. Connolly Janna L. Connolly	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ Bruce R. Berkowitz Bruce R. Berkowitz	Chairman	February 27, 2012

/s/ Charles J. Crist Charles J. Crist	Director	February 27, 2012

/s/ Hugh M. Durden Hugh M. Durden	Director	February 27, 2012

/s/ Howard S. Frank Howard S. Frank	Director	February 27, 2012

/s/ Jeffrey C. Keil Jeffrey C. Keil	Director	February 27, 2012

/s/ Delores M. Kesler Delores M. Kesler	Director	February 27, 2012

/s/ Thomas P. Murphy, Jr. Thomas P. Murphy, Jr.	Director	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The St. Joe Company:

We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flow for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Certified Public Accountants

Miami, Florida

February 27, 2012

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Investment in real estate	$387,202	$755,392
Cash and cash equivalents	162,391	183,827
Notes receivable	4,563	5,731
Pledged treasury securities	23,299	25,281
Prepaid pension asset	35,125	40,992
Property, plant and equipment, net	14,946	13,014
Income taxes receivable	69	—
Deferred tax asset	11,715	—
Other assets	21,981	27,458

	$661,291	$1,051,695

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$53,458	$54,651
Accounts payable and other	16,450	14,977
Accrued liabilities and deferred credits	47,491	73,233
Income tax payable	—	1,772
Deferred income taxes	—	34,625

Total liabilities	117,399	179,258
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,267,256 and 122,923,913 issued at December 31, 2011 and 2010, respectively	890,314	935,603
Retained (deficit) earnings	(336,873)	878,498
Accumulated other comprehensive (loss)	(9,880)	(10,546)
Treasury stock at cost, zero and 30,318,478 shares held at December 31, 2011 and 2010, respectively	—	(931,431)

Total stockholders’ equity	543,561	872,124

Noncontrolling interest	331	313

Total equity	543,892	872,437

Total liabilities and equity	$661,291	$1,051,695

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Real estate sales	$19,898	$38,923	$78,758
Resort and club revenues	35,965	29,429	29,402
Timber sales	86,703	28,841	26,584
Other revenues	2,719	2,347	3,513

Total revenues	145,285	99,540	138,257

Expenses:
Cost of real estate sales	11,237	8,470	60,439
Cost of resort and club revenues	34,919	31,486	32,308
Cost of timber sales	22,861	20,199	19,113
Cost of other revenues	2,455	2,133	2,247
Other operating expenses	22,252	34,783	39,984
Corporate expense, net	27,785	26,178	24,313
Depreciation and amortization	15,840	13,657	15,115
Pension charges	5,871	4,138	46,042
Impairment losses	377,325	4,799	102,683
Restructuring charges	11,547	5,251	5,368

Total expenses	532,092	151,094	347,612

Operating loss	(386,807)	(51,554)	(209,355)

Other income (expense):
Investment income, net	1,130	1,470	2,660
Interest expense	(3,921)	(8,612)	(1,157)
Other, net	3,725	3,250	2,712

Total other (expense) income	934	(3,892)	4,215

Loss from continuing operations before equity in loss of unconsolidated affiliates and income taxes	(385,873)	(55,446)	(205,140)
Equity in loss of unconsolidated affiliates	(93)	(4,308)	(122)
Income tax benefit	(55,658)	(23,849)	(81,227)

Loss from continuing operations	(330,308)	(35,905)	(124,035)

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(6,888)
Gain on sales of discontinued operations, net of tax	—	—	75

Loss from discontinued operations, net of tax	—	—	(6,813)

Net loss	$(330,308)	$(35,905)	$(130,848)
Less: Net loss attributable to noncontrolling interest	(29)	(41)	(821)

Net loss attributable to the Company	$(330,279)	$(35,864)	$(130,027)

(LOSS) PER SHARE
Basic
Loss from continuing operations attributable to the Company	$(3.58)	$(0.39)	$(1.35)
Loss from discontinued operations attributable to the Company	$—	$—	$(0.07)

Net loss attributable to the Company	$(3.58)	$(0.39)	$(1.42)

Diluted
Loss from continuing operations attributable to the Company	$(3.58)	$(0.39)	$(1.35)
Loss from discontinued operations attributable to the Company	$—	$—	$(0.07)

Net loss attributable to the Company	$(3.58)	$(0.39)	$(1.42)

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Outstanding Shares	Amount	Retained Earnings(Deficit)		Treasury Stock	Noncontrolling Interest	Total
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2008	92,203,264	$917,097	$1,044,389	$(42,660)	$(929,167)	$2,772	$992,431

Comprehensive (loss):
Net (loss)	—	—	(130,027)	—	—	(821)	(130,848)
Amortization of pension and postretirement benefit costs, net	—	—	—	1,544	—	—	1,544
Pension settlement and curtailment costs, net	—	—	—	28,316	—	—	28,316
Actuarial change in pension and postretirement benefits, net	—	—	—	242	—	—	242

Total comprehensive (loss )	—	—	—	—	—	—	(100,746)

Distributions	—	—	—	—	—	(1,578)	(1,578)
Issuances of restricted stock	332,741	—	—	—	—	—	—
Forfeitures of restricted stock	(246,430)	—	—	—	—	—	—
Issuances of common stock, net of offering costs	32,157	718	—	—	—	—	718
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(801)	—	—	—	—	(801)
Amortization of stock- based compensation	—	7,253	—	—	—	—	7,253
Purchases of treasury shares	(40,281)	—	—	—	(957)	—	(957)

Balance at December 31, 2009	92,281,451	$924,267	$914,362	$(12,558)	$(930,124)	$373	$896,320

Comprehensive (loss):
Net (loss)	—	—	(35,864)	—	—	(41)	(35,905)
Amortization of pension and postretirement benefit costs, net	—	—	—	2,012	—	—	2,012

Total comprehensive (loss )	—	—	—	—	—	—	(33,893)

Distributions	—	—	—	—	—	(19)	(19)
Issuances of restricted stock	340,053	—	—	—	—	—	—
Forfeitures of restricted stock	(152,193)	—	—	—	—	—	—
Issuances of common stock	178,886	5,082	—	—	—	—	5,082
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(362)	—	—	—	—	(362)
Amortization of stock- based compensation	—	6,616	—	—	—	—	6,616
Purchases of treasury shares	(42,762)	—	—	—	(1,307)	—	(1,307)

Balance at December 31, 2010	92,605,435	$935,603	$878,498	$(10,546)	$(931,431)	$313	$872,437

Comprehensive (loss):
Net (loss)	—	—	(330,279)	—	—	(29)	(330,308)
Amortization of pension and postretirement benefit costs, net	—	—	—	666	—	—	666

Total comprehensive (loss )	—	—	—	—	—	—	(329,642)

Distributions	—	—	—	—	—	47	47
Issuances of restricted stock	262,120	—	—	—	—	—	—
Forfeitures of restricted stock	(425,078)	—	—	—	—	—	—
Issuances of common stock	4,000	100	—	—	—	—	100
Excess (reduction in) tax benefit on options exercised and vested restricted stock	—	(1,897)	—	—	—	—	(1,897)
Amortization of stock- based compensation	—	7,659	—	—	—	—	7,659
Retirement of treasury shares	—	(51,151)	(885,092)	—	936,243	—	—
Purchases of treasury shares	(179,221)	—	—	—	(4,812)	—	(4,812)

Balance at December 31, 2011	92,267,256	$890,314	$(336,873)	$(9,880)	$—	$331	$543,892

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(330,308)	$(35,905)	$(130,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,839	13,657	16,112
Loss on disposition of property, plant and equipment	294	—	—
Loss attributed to casualty loss of real estate	998	—	—
Stock-based compensation	8,452	5,159	8,712
Equity in loss of unconsolidated joint ventures	93	4,308	122
Deferred income tax (benefit) expense	(53,497)	(23,990)	(20,672)
Impairment losses	377,325	4,799	113,039
Pension charges	5,871	4,138	46,042
Cost of operating properties sold	10,444	6,321	58,695
Expenditures for operating properties	(28,296)	(14,782)	(15,841)
Changes in operating assets and liabilities:
Notes receivable	1,370	7,513	6,625
Other assets	4,543	(3,575)	8,399
Accounts payable and accrued liabilities	(20,165)	(15,968)	(9,566)
Income taxes payable/ (receivable)	(2,802)	64,637	(30,084)

Net cash (used in) provided by operating activities	(9,839)	16,312	50,735

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,426)	(1,282)	(2,538)
Proceeds from the disposition of assets	328	120	2,221
Distributions from unconsolidated affiliates	—	650	535
Investments in unconsolidated affiliates	(40)	—	—

Net cash (used in) provided by investing activities	(2,138)	(512)	218

Cash flows from financing activities:
Repayments of other long-term debt	(227)	—	—
Distributions to minority interest partner	(141)	(19)	(1,578)
Distributions to unconsolidated affiliates for repayment of debt	(4,434)	—	—
Proceeds from exercises of stock options	100	5,083	718
Excess (reduction in) tax benefits from stock-based compensation	55	463	(801)
Taxes paid on behalf of employees related to stock-based compensation	(4,812)	(1,307)	(957)

Net cash (used in) provided by financing activities	(9,459)	4,220	(2,618)

Net (decrease) increase in cash and cash equivalents	(21,436)	20,020	48,335
Cash and cash equivalents at beginning of year	183,827	163,807	115,472

Cash and cash equivalents at end of year	$162,391	$183,827	$163,807

	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,329	$4,505	$284
Income taxes (received) paid, net	1,988	(65,061)	(34,160)
Capitalized interest	243	245	44
Non-cash financing and investment activities:
Issuance of restricted stock, net of forfeitures	$2,236	$4,459	$(713)
Forgiveness of debt in connection with sale of marina/condominium project	—	—	(5,478)
Decrease in notes receivable related to take back of real estate inventory	—	—	(399)
Notes receivable written-off in connection with sales transactions	—	—	(13,347)
Decrease in note payable satisfied by deed of land and land improvements	—	—	(3,450)
Net increase in Community Development District Debt	1,016	539	(1,023)
(Decrease) in pledged treasury securities related to defeased debt	(1,982)	(1,824)	(1,805)

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company (the “Company”) is a real estate development company primarily engaged in residential, commercial and industrial development and rural land sales in Northwest Florida. The Company also has significant interests in timber. Most of its real estate operations, as well as its timber operations, are within the State of Florida. Consequently, the Company’s performance particularly that of its real estate operations is significantly affected by the general health of the Florida economy.

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

The commercial real estate segment plans, develops and entitles our land holdings for a broad portfolio of retail, multi-family, office, hotel, industrial uses and rental income. The Company develops, sells or leases commercial land and provides development opportunities for national and regional commercial retailers and strategic partners in Northwest Florida. The Company also offers for sale land for commercial and light industrial uses within large and small-scale commerce parks, as well as for a wide range of multi-family residential rental projects.

The rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation, residential and timberland uses located primarily in Northwest Florida. The rural land sales segment at times prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited development activity including improved roads, ponds and fencing. The Company also sells wetland mitigation credits to developers from its wetland mitigation banks, and sells easements for utility and road right of ways.

Forestry

The forestry segment focuses on the management and harvesting of the Company’s extensive timber holdings, as well as on the ongoing management of lands which may ultimately be used by other divisions of the Company. The Company believes it is one of the largest private owners of land in Florida, most of which is currently managed as timberland. The principal products of the Company’s forestry operations are pine pulpwood, sawtimber and forest products and also provides conservation land management services.

Approximately one-half of the wood harvested by the Company is sold under a long-term pulpwood supply agreement with RockTenn, which recently acquired Smurfit-Stone Container Corporation. The agreement, which expires on December 31, 2017, provides for the sale of approximately 3.9 million tons of pulpwood over the term of the contract, with specified yearly obligated volumes. The supply agreement is assignable by the company in whole or in part, to purchasers of its properties or any interest therein. The supply agreement does not contain a lien, encumbrance or use restriction on any of the Company’s properties.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investments in real estate, impairment assessments, prepaid pension asset, accruals, valuation of standby guarantee liability and deferred taxes. Actual results could differ from those estimates. Real estate impairment analyses are particularly dependent on the projected pricing and capital expenditures as well as estimated holding and selling period, which are based on management’s current intent for the use and disposition of each property. Fair value estimates of properties used to support measurement of an impairment may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals, or a combination of both, all of which are subject to estimates.

Because of the recession and the adverse market conditions that currently exist in the Florida, national real estate markets, and credit markets, it is possible that the estimates and assumptions, most notably those involving the Company’s investment in real estate, could change materially and influence changes in strategy during the time span associated with the continued weakened state of these real estate markets and financial markets, respectively.

Revenue Recognition

Revenues consist primarily of real estate sales, timber sales, resort and club operations and other revenues.

Revenues from real estate sales, including sales of rural land, residential homes (including detached single-family and attached townhomes) and homesites, and commercial buildings, are recognized upon closing of sales contracts and conveyance of title. A portion of real estate inventory and estimates for costs to complete are allocated to each sale based on the relative sales value of each unit as compared to the sales value of the total project.

Percentage-of-completion accounting, where revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs, is used for our homesite sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Resort and club revenues include service and rental fees associated with the WaterColor Inn, WaterColor, WaterSound and WindMark Beach vacation rental programs and other resort, golf club and marina operations. These revenues are generally recognized as services are provided. Golf membership revenues are deferred and recognized ratably over the membership period.

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) differs from net income (loss) due to changes in the funded status of certain Company benefit plans. See Note 16, Employee Benefit Plans. The Company has elected to disclose comprehensive income (loss) in its Consolidated Statements of Changes in Equity.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these assets and liabilities. In addition, the Company utilized a discounted cash flow method to record its investment in retained beneficial interests at fair value. See Note 4, Fair Value Measurements.

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

Long-Lived Assets and Discontinued Operations

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets includes the Company’s investments in operating, development and investment property. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the market price or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a current period operating or cash flow deficiency for an operating property; and,

•	an accumulation of costs in a development property that significantly exceeds its historically low basis in property held long-term.

For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. Based on the company’s recently adopted risk-adjusted investment return criteria for evaluating the company’s projects under development, management’s assumptions used in the projection of undiscounted cash flows included:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	estimated pricing and projected price appreciation over time, which can range from 0% to 10% annually;

•	the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can range from 4 years to 13 depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs including the extent of infrastructure or amenities included in development costs;

•	holding costs to be incurred over the selling period;

•	for bulk land sales of undeveloped and developed parcels, future pricing is based upon estimated developed lot pricing less estimated development costs and estimated development profit at 20%;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	assumptions regarding the intent and ability to hold individual investments in real estate over projected periods and related assumptions regarding available liquidity to fund continued development.

Homes are measured at the lower of carrying value or fair value. Other properties for which management does not intend to sell in the near term or under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.

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

The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group. Based on the Company’s recently adopted risk-adjusted investment return criteria, these future holding periods have been reduced to a maximum period of 13 years.

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

The Company classifies the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed within one year. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair market value less costs to sell. The operations and gains on sales reported in discontinued operations include operating properties sold during the year and assets classified as held-for-sale for which operations and cash flows can be clearly distinguished and for which the Company will not have continuing involvement or significant cash flows after disposition. The operations from these assets have been eliminated from ongoing operations. Prior periods have been reclassified to reflect the operations of these assets as discontinued operations. The operations and gains on sales of operating assets for which the Company has continuing involvement or significant cash flows are reported as income from continuing operations.

Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in the State of Florida, particularly Northwest Florida in a number of specific development projects. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.

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

Smurfit-Stone’s Panama City mill is the largest consumer of pine pulpwood logs within the immediate area in which most of the Company’s timberlands are located. In July of 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by St. Joe during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. Under the terms of the supply agreement, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the RockTenn mill in Panama City were to permanently cease operations, the price for the Company’s pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

Stock-Based Compensation

The changes to the composition of the Company’s board of directors which occurred during the first quarter of 2011 constituted a “change in control event” under the terms of certain of the Company’s incentive plans. As a result, during March 2011, the Company accelerated the vesting of approximately 300,000 restricted stock units resulting in $6.2 million in accelerated stock compensation expense.

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Total stock-based compensation recognized on the Consolidated Statements of Operations for the three years ended December 31, 2011 as corporate expense is as follows:

	2011	2010	2009
Stock option (income) expense(a)	$50	$(468)	$850
Restricted stock expense(b)	8,402	5,627	7,862

Total charged against income before tax benefit	$8,452	$5,159	$8,712

Amount of related income tax benefit recognized in income	$3,254	$2,060	$3,459

(a)	Includes an adjustment made in 2010 for actual forfeitures resulting in a credit of approximately $0.6 million.
(b)	Includes an expense of $0.8 million and $1.5 million related to cash liability awards at December 31, 2011 and 2010, respectively.

Stock Options and Non-vested Restricted Stock

The Company offers a stock incentive plan whereby awards may be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and are determined by the Compensation Committee of the Board of Directors. Awards vest based upon service conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the award agreements). Non-vested restricted shares generally vest over requisite service periods of three or four years and are considered to be outstanding shares, beginning on the date of each grant. Stock option awards are granted with an exercise price equal to market price of the Company’s stock on the date of grant. The options vest over requisite service periods and are exercisable in equal installments on the third, fourth or fifth anniversaries, as applicable, of the date of grant and generally expire 10 years after the date of grant. The Company has allocated 2 million shares for future issuance under its 2009 stock incentive plan. As of December 31, 2011, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.

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

No stock options were granted in 2011, 2010 or 2009. Presented below are the per share weighted-average fair value of stock options granted during 2007 using the Black Scholes option-pricing model.

The following table sets forth the summary of option activity outstanding under the stock option program for 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2010	371,781	$39.98	—	—
Granted	—	—	—	—
Forfeited or expired	(220,256)	$34.88	—	—
Exercised	(4,000)	$25.00	—	—

Balance at December 31, 2011	147,525	$48.00	3.5	—

Vested or expected to vest at December 31, 2011	147,525	$48.00	3.5	—

Exercisable at December 31, 2011	147,525	$48.00	3.5	—

The total intrinsic value of options exercised during 2011, 2010 and 2009 was less than $0.1 million, $1.0 million and $0.3 million, respectively. The intrinsic value is calculated as the difference between the market value as of the exercise date and the exercise price of the shares. The closing price as of December 30, 2011 was $14.66 per share as reported by the New York Stock Exchange. Shares of Company stock issued upon the exercise of stock options in 2011, 2010 and 2009 were 4,000, 178,886 and 32,157 shares, respectively.

Cash received for strike prices from options exercised under stock-based payment arrangements for 2011, 2010 and 2009 was $0.1 million, $5.1 million and $0.7 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled zero, $0.4 million and $0.8 million, respectively, for 2011, 2010 and 2009.

The following table sets forth the summary of restricted stock activity outstanding under the restricted stock program for 2011:

Service Based Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	266,659	$30.91
Granted	107,696	$28.01
Vested	(313,921)	$31.18
Forfeited	(22,619)	$28.02

Balance at December 31, 2011	37,815	$26.99

The weighted average grant date fair value of restricted shares granted during 2011, 2010, and 2009 was $28.01, $27.86 and $22.41, respectively.

As of December 31, 2011, there was less than $1.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock unit and stock option compensation arrangements which will be recognized over a weighted average period of three years. The total fair values of restricted stock units and stock options which vested during the years ended December 31, 2011, 2010 and 2009 were $9.7 million, $6.7 million and $7.9 million, respectively.

Market Condition Grants

In years 2008 through 2011, the Company granted to executives and other key employees non-vested restricted stock whose vesting is based upon the achievement of certain market conditions defined as the Company’s total shareholder return as compared to the total shareholder returns of certain peer groups during a three year performance period.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards was affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and shareholder returns compared to those companies in its peer groups and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

A summary of the activity during 2011 is presented below:

Market Condition Restricted Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	562,531	$23.17
Granted	154,424	$21.10
Forfeited	(402,459)	$23.26
Vested	(291,304)	$22.55

Balance at December 31, 2011	23,192	$15.69

As of December 31, 2011, there was less than $0.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition restricted units which will be recognized over a weighted average period of two years. At December 31, 2011, the balance of the cash liability awards payable to terminated employees who had been granted market condition restricted units was zero.

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

The following table presents a reconciliation of average shares outstanding:

	2011	2010	2009
Basic average shares outstanding	92,235,360	91,674,346	91,412,398
Incremental weighted average effect of stock options	—	—	—
Incremental weighted average effect of non-vested restricted stock	—	—	—

Diluted average shares outstanding	92,235,360	91,674,346	91,412,398

Less than approximately 0.1 million during the years ended December 31, 2011 and 2010 and 0.2 million shares during the year ended December 31, 2009 were excluded from the computation of diluted (loss) per share as the effect would have been anti-dilutive.

Through December 31, 2011, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2011. There is no expiration date on the Stock Repurchase Program.

From the inception of the Stock Repurchase Program to December 31, 2011, the Company repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,651,238 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock, for a total of 30,596,849 acquired shares. The Company did not repurchase shares from shareholders during 2011, 2010 and 2009. During 2011, 2010 and 2009, executives surrendered 179,221, 42,762 and 40,281 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

On December 31, 2011, the Company cancelled and retired 30,497,699 shares of treasury stock resulting in an allocation based upon weighted average issuance price which reduced common stock by $51.1 million and retained earnings by $885.1 million.

3. Impairments of Long-lived Assets

On January 25, 2012, the Company adopted a new real estate investment strategy, which is focused on reducing future capital outlays and employing new risk-adjusted investment return criteria for evaluating its properties and future investments in such properties. Pursuant to this new strategy, the Company intends to significantly reduce planned future capital expenditures for infrastructure, amenities and master planned community development and reposition certain assets to encourage increased absorption of such properties in their respective markets. As part of this repositioning, the Company expects properties may be sold in bulk, in undeveloped or developed parcels or at lower price points and over shorter time periods.

In connection with implementing this new real estate strategy, management reassessed its impairment analysis for its investments in real estate using updated assumptions from the strategy change to determine estimated future cash flows on an undiscounted basis. These future cash flows were adjusted to consider the following items:

•	management’s estimate of pricing necessary to achieve the desired annual absorption levels based upon current comparable market data and trends in the markets where the Company sells its property;

•	management’s estimate of discount rates necessary for individual lot sales prices for them to be converted into bulk lot sale prices in the future as a result of the change in strategy; and

•	shortening hold period for real estate investments.

For select projects this resulted in a negative impact to the undiscounted cash flows primarily as follows:

•	lower rate of price appreciation from a maximum of 5% per year in 2010 to a maximum appreciation rate of 3% per year in 2011;

•	lower trajectory of price appreciation with project sellout accelerated from an average term of 11 years in 2010 to 8 years in 2011:

•	discounted homesite selling prices (weighted average selling prices were reduced on average by 23%);

•	bulk sale on undeveloped and developed parcels resulted in a discount on average of 20% from current retail pricing; and

•

future capital expenditures associated with existing projects was reduced by approximately $190 million, the majority of which is expected to be spent in the next 10 years. This reduction in future capital expenditures will allow the Company to achieve pricing consistent with bulk land sales that significantly offsets the cash flow savings.

Based on the results of undiscounted cash flow analysis for these projects, the future undiscounted cash flows were not adequate to recover the carrying value of real estate totaling $466.2 million and an impairment was required. Fair value of these properties was derived primarily through third party appraisals of the underlying projects. As a result, impairment charges of $374.8 million were recorded during the fourth quarter of 2011 to reduce the carrying value of the impaired communities to their estimated fair value of $91.4 million.

During 2011, the Company recorded approximately $2.5 million in additional impairment charges on other investments in real estate as a result of triggering events associated with those real estate investments.

During 2010, the continued decline in demand and market prices for real estate caused us to reevaluate our carrying amounts for investments in real estate. The Company recorded approximately $4.3 in impairment charges on homes and homesites and a $3.8 million impairment on its investment in East San Marco L.L.C., a joint venture located in Jacksonville, Florida.

During 2009, given the downturn in its real estate markets, the Company implemented a tax strategy for 2009 to benefit from the sale of certain non-strategic assets at a loss. Under federal tax rules, losses from asset sales realized in 2009 could be carried back and applied to taxable income from 2007, resulting in a federal income tax refund for 2009. As part of this strategy, the Company conducted a nationally marketed sale process for the disposition of the remaining assets of its non-strategic Victoria Park community in Deland, Florida, including homes, homesites, undeveloped land, notes receivable and a golf course. Based on the likelihood of the closing of the sale, management concluded on December 15, 2009 that an impairment charge for $67.8 million was necessary. The Company completed the sale on December 17, 2009 for $11.0 million.

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

4. Fair Value Measurements

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

Assets measured at fair value on a recurring basis are as follows:

Fair Value as of December 31, 2011

	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$148,985	$148,985	$—	$—
Retained interest in entities	10,707	—	—	10,707

Total	$159,692	$148,985	$—	$10,707

Fair Value as of December 31, 2010

	Fair Value December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$177,816	$177,816	$—	$—
Retained interest in entities	10,283	—	—	10,283

Total	$188,099	$177,816	$—	$10,283

The Company has recorded a retained interest with respect to the monetization of certain installment notes, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.6 million, in 2011 and $0.4 million 2010 and 2009, respectively. In addition, the Company will receive the payment of the remaining principal on the installment notes at the end of their 15-year maturity period.

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

The debt securities are payable solely out of the assets of the entities (which consist of the installment notes and the irrevocable letters of credit). The debt investors in the entities have no recourse to the Company for payment of the debt securities. The entities’ financial position and results of operations are not consolidated in the Company’s financial statements. In addition, the Company has evaluated the recently issued accounting requirements of Topic 810 and has determined that it is not required to consolidate the financial position and results of the entities as the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the entities, nor does the Company perform any service activity related to the entities.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method with discount rates ranging from 2%-7%. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not record any adjustments as a result of changes in previously projected cash flows during 2011, 2010 or 2009.

The following is a reconciliation of the Company’s retained interest in entities:

	2011	2010
Balance January 1	$10,283	$9,881
Accretion of interest income	424	402

Balance December 31	$10,707	$10,283

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making specified break-even payments. There was no reimbursement required up through the period ended December 31, 2011. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of the Company’s break-even payments.

The term of the agreement extends for a period of three years ending May 23, 2013. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest exceed $12.0 million in the second year of air service. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement.

At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows were estimated using numerous assumptions including future fuel costs, passenger load factors, air fares, and seasonality. Subsequently, the guarantee is measured at the greater of the fair value of the guarantee liability at inception or the amount that is probable and reasonably estimable of occurring.

The Company carried a standby guarantee liability of $0.8 million at December 31, 2011 related to this strategic alliance agreement.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes are measured at lower of carrying value or fair value. The fair value of these homes is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term or under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property (level 3 inputs) For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project, including infrastructure and amenity costs, and using management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs). The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans including changes in intended use such as whether land is sold in bulk or in individual lots, or is sold in developed or undeveloped condition and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties.

For the assets described above, the Company uses varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market, or (iii) applying a capitalization rate to net operating income using prevailing rates in a given market. Fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate (10% to 20%), through appraisals of the underlying property, or a combination thereof.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. The assets measured at fair value on a nonrecurring basis were as follows at December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value December 31, 2011	Total Impairment Charge
Non-financial assets:
Investment in real estate	$—	$1,224	$93,127	$94,351	$377,270
Notes receivable	—	—	—	—	55

Total assets	$—	$1,224	$93,127	$94,351	$377,325

As a result of the Company’s impairment analyses in 2011, investment in real estate with a carrying amount of $471.7 million was written down to fair value of $94.4 million resulting in impairment charges of $377.3 million. Additionally, the Company wrote off a note receivable with a book value of $0.1 million.

The assets measured at fair value on a nonrecurring basis were as follows at December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value December 31, 2010	Total Charge
Non-financial assets:
Investment in real estate	$—	$1,729	$7,134	$8,863	$4,297
Investment in unconsolidated affiliates	—	(2,220)	—	(2,220)	3,823
Notes receivable	—	677	—	677	502

Total assets	$—	$186	$7,134	$7,320	$8,622

As a result of the Company’s impairment analyses in 2010, investment in real estate with a carrying amount of $13.2 million was written down to fair value of $8.9 million resulting in an impairment charge of $4.3 million.

5. Investment in Real Estate

Investment in real estate as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Operating property:
Residential real estate	$136,563	$178,417
Commercial	4,691	—
Rural land sales	139	139
Forestry	58,087	60,339
Other	410	510

Total operating property	199,890	239,405

Development property:
Residential real estate	157,245	478,278
Commercial real estate	57,600	65,465
Rural land sales	9,573	7,446
Other	—	306

Total development property	224,418	551,495

Investment property:
Commercial real estate	700	1,753
Forestry	953	952
Other	3,471	5,901

Total investment property	5,124	8,606

Investment in unconsolidated affiliates:
Residential real estate	2,259	(2,122)

Total real estate investments	431,691	797,384

Less: Accumulated depreciation	44,489	41,992

Investment in real estate	$387,202	$755,392

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential and commercial real estate land and inventory currently under development to be sold. Investment property includes the Company’s land held for future use. See Note 3, Impairments of Long-lived Assets for further discussion regarding impairment charges the Company recorded in its residential and commercial real estate segments during 2011 and 2010.

Depreciation expense from continuing operations reported on real estate was $12.2 million in 2011, $9.5 million in 2010 and $9.9 million in 2009.

6. Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31, 2011 and 2010 consisted of the following:

	Ownership	2011	2010
East San Marco L.L.C. (1)	50%	2,165	(2,220)
Rivercrest, L.L.C.	50%	—	—
Paseos, L.L.C.	50%	94	98
ALP Liquidating Trust	26%	—	—

Total		$2,259	$(2,122)

(1)	During 2010, the Company determined that its investment in East San Marco L.L.C. has experienced an other than temporary decline in value and has written its investment down to current fair value. Based on the Company’s guaranteed obligation to the partnership, the Company carried a negative investment balance at December 31, 2010.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	2011	2010
BALANCE SHEETS:
Investment in real estate, net	$12,355	$12,338
Other assets	20,089	21,272

Total assets	32,444	33,610

Notes payable and other debt	$—	$8,767
Other liabilities	1,153	1,468
Equity(2)	31,291	23,375

Total liabilities and equity	$32,444	$33,610

	2011	2010	2009
STATEMENTS OF OPERATIONS:
Total revenues	$11	$14	$514
Total expenses	1,042	2,847	2,122

Net (loss)	$(1,031)	$(2,833)	$(1,608)

(2)	The majority of the equity in unconsolidated investments relates to ALP Liquidating Trust (“The Trust). In 2008, the Company wrote-off its investment in the Trust as a result of the Trust reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, the Trust changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the trust’s change in accounting.

7. Notes Receivable

Notes receivable at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Various builder notes, non-interest bearing — 5.0% and 8.0% at December 31, 2011 and 2010, respectively, due October 2012 thru January 2013	712	2,358
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,768	2,762
Various mortgage notes, secured by certain real estate bearing interest at various rates	1,083	611

Total notes receivable	$4,563	$5,731

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. During 2009, the Company settled its notes receivable with Saussy Burbank for less than book value and recorded a charge of $9.0 million. As part of the settlement, the Company agreed to take back previously collateralized inventory consisting of lots and homes which were valued at current estimated sales prices, less costs to sell. Subsequently, all the lots and homes were sold which resulted in an additional impairment charge of $1.1 million. The Company also recorded a charge of $7.4 million related to the write-off of the outstanding Advantis note receivable balance during 2009 as the amount was determined to be uncollectible. In addition, the Company received a deed in lieu of foreclosure related to a $4.0 million builder note receivable during 2009 and renegotiated terms related to certain other builder notes receivable during 2010 and 2009. These events resulted in impairment charges of $0.5 million and $1.9 million in 2010 and 2009, respectively.

8. Pledged Treasury Securities

Approximately $29.3 million of mortgage debt was defeased in connection with the sale of an office building in 2007. The defeasance transaction resulted in the establishment of a defeasance trust and deposit of proceeds of $31.1 million which will be used to pay down the related mortgage debt (see Note 12). The proceeds were invested in government backed securities which were pledged to provide principal and interest payments for the mortgage debt previously collateralized by the commercial building. The investments have been included, and the related debt continues to be included, in the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010. The Company has classified the defeasance trust investment as held-to-maturity because the Company has both the intent and the ability to hold the securities to maturity. Accordingly, the Company has recorded the investment at cost, adjusted for the amortization of a premium, which approximates market value of $23.3 million at December 31, 2011.

9. Property, Plant and Equipment

Property, plant and equipment, at depreciated cost, as of December 31, 2011 and 2010 consisted of the following:

	2011	2010	Estimated Useful Life (in years)
Transportation property and equipment	$10,140	$10,140	3
Machinery and equipment	18,978	21,541	3-10
Office equipment	19,845	15,391	5-10
Autos, trucks, and airplanes	1,951	1,895	5-10

	50,914	48,967
Less: Accumulated depreciation	36,514	36,846

	14,400	12,121

Construction in progress	546	893

Total	$14,946	$13,014

Depreciation expense from continuing operations on property, plant and equipment was $2.8 million in 2011, $3.4 million in 2010 and $4.5 million in 2009. During 2010 and 2009, the Company sold and/or disposed of certain assets in connection with its sales of non-strategic assets. The cost and accumulated depreciation associated with these assets for 2010 was $3.1 million and $3.0 million, respectively.

10. Restructuring

On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. On April 11, 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to the Company’s 2011 restructuring program. In connection with these terminations, the Company expensed $10.9 million during 2011.

The charges associated with the Company’s 2011 restructuring program by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
2011:
One-time termination benefits to employees	$623	$1,659	$208	$77	$8,364	$10,931

Cumulative restructuring charges, January 1, 2011 through December 31, 2011	$623	$1,659	$208	$77	$8,364	$10,931

Remaining one-time termination benefits to employees — to be incurred during 2012	$—	$—	$—	$—	$—	$—

During 2010, the Company relocated its corporate headquarters from Jacksonville, Florida to WaterSound, Florida. The Company also consolidated other existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location. During 2009, the Company implemented a restructuring plan to align employee headcount with the Company’s projected workload. The 2009 restructuring expense primarily included severance benefits related to the departure of three senior executives.

The charges associated with the Company’s 2010 restructuring and relocation program and 2009 restructuring plan by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
2011:
One-time termination and relocation benefits to employees	$73	$(3)	$(12)	$—	$558	$616

2010:
One-time termination and relocations benefits to employees	$961	$46	$781	$193	$3,270	$5,251

2009:
One-time termination benefits to employees	$871	$648	$124	$1	$3,724	$5,368

Cumulative restructuring charges, September 30, 2006 through December 31, 2011	$19,553	$1,344	$2,554	$494	$13,839	$37,784

Remaining one-time termination benefits to employees — to be incurred during 2012 (a)	$—	$—	$—	$—	$461	$461

(a)	Represents costs to be incurred through December 31, 2012.

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring. At December 31, 2011, the accrued liability associated with the relocation and restructuring programs consisted of the following:

	Balance at December 31, 2010	Costs Accrued	Payments	Balance at December 31, 2011	Due within 12 months
One-time termination benefits to employees — 2010 and 2009 restructuring and relocation programs	$960	$616	$1,568	$8	$8

One-time termination benefits to employees — 2011 restructuring program	$—	$10,931	$10,149	$782	$782

Total	$960	$11,547	$11,717	$790	$790

11. Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Accrued compensation	$1,687	$7,059
Restructuring liability	790	960
Environmental and insurance liabilities	1,887	2,080
Deferred revenue	29,859	29,854
Retiree medical and other benefit reserves	100	11,282
Legal	2,972	10,021
Other accrued liabilities	10,196	11,977

Total accrued liabilities and deferred credits	$47,491	$73,233

Deferred revenue at December 31, 2011 and 2010 includes $23.5 million, respectively, related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of December 31, 2011, 1,595 acres remain to be transferred.

12. Debt

Debt at December 31, 2011 and 2010 consist of the following:

	2011	2010
Non-recourse defeased debt, interest payable monthly at 5.62% at December 31, 2011 and 2010, secured and paid by pledged treasury securities, due October 1, 2015 (includes unamortized premium of $1.8 million at December 31, 2011)	23,299	25,281
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.70% to 7.15% at December 31, 2011 and 2010	30,159	29,370

Total debt	$53,458	$54,651

The aggregate maturities of debt subsequent to December 31, 2011 are as follows (a):

2012	2,018
2013	1,586
2014	1,507
2015	18,188
2016	—
Thereafter	30,159

Total	$53,458

(a) Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $23.3 million.

On June 28, 2011, the Company notified Branch Banking and Trust Company that it was exercising its right to early terminate the Credit Agreement which was scheduled to mature on September 19, 2012. The termination was effective on July 1, 2011. The Company did not incur any prepayment penalties in connection with the early termination of the Credit Agreement.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying either as the property is sold by the Company or when assessed to the Company by the CDD. Accordingly, the Company has recorded debt of $30.2 million and $29.4 million related to CDD debt as of December 31, 2011 and December 31, 2010, respectively. Total outstanding CDD debt was $56.8 million at December 31, 2011 and $57.7 million at December 31, 2010.

In connection with the sale of the Company’s office building portfolio in 2007, the Company has approximately $29.3 million of defeased debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010 since the transaction was not considered to be an extinguishment of debt.

13. Income Taxes

The provision for income taxes (benefit) for the years ended December 31, 2011, 2010 and 2009 consist of the following:

	2011	2010	2009
Current:
Federal	$(2,091)	$(134)	$(64,697)
State	(70)	275	(349)

Total	(2,161)	141	(65,046)

Deferred:
Federal	(52,450)	(18,084)	(4,160)
State	(1,047)	(5,906)	(16,512)

Total	(53,497)	(23,990)	(20,672)

Total provision (benefit) for income taxes	$(55,658)	$(23,849)	$(85,718)

Total income tax (benefit) for the years ended December 31, 2011, 2010 and 2009 was allocated in the consolidated financial statements as follows:

Tax (benefit) recorded in the Consolidated Statements of Operations:

	2011	2010	2009
Loss from continuing operations	$(55,658)	$(23,849)	$(81,227)
Gain on sales of discontinued operations	—	—	49
Loss from discontinued operations	—	—	(4,540)

Total	(55,658)	(23,849)	(85,718)

Tax benefits recorded on Consolidated Statement of Changes in Equity:
Excess tax expense on stock compensation	907	362	801
Deferred tax expense on accumulated other comprehensive income	7,888	1,335	17,482

Total	8,795	1,697	18,283

Total income tax(benefit)	$(46,863)	$(22,152)	$(67,435)

Income tax (benefit) attributable to income from continuing operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2011	2010	2009
Tax at the statutory federal rate	$(135,078)	$(20,899)	$(71,555)
State income taxes (net of federal benefit)	(13,508)	(2,090)	(7,154)
Increase (decrease) in valuation allowance	94,505	28	(1,657)
FAS 106 Medicare Subsidy	(64)	623	—
Real estate investment trust income exclusion	(1,468)	(1,357)	(1,752)
Other permanent differences	(45)	(154)	891

Total income tax benefit from continuing operations	$(55,658)	$(23,849)	$(81,227)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets (liability):
Federal net operating carryforward	$32,201	$21,751
State net operating loss carryforward	21,442	18,837
Impairment losses	147,467	7,949
Deferred compensation	1,092	7,235
Accrued casualty and other reserves	103	5,521
Capitalized real estate taxes	7,781	7,175
Liability for retiree medical plan	39	4,917
Prepaid income on land sales	10,536	10,124
Other	4,087	3,578

Total gross deferred tax assets	224,748	87,087
Valuation allowance	(95,469)	(964)

Total net deferred tax assets	129,279	86,123

Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	32,726	34,287
Prepaid pension asset	17,291	15,782
Installment sale	58,861	57,899
Depreciation	4,639	6,830
Other	4,047	5,950

Total gross deferred tax liabilities	117,564	120,748

Net deferred tax asset (liability)	$11,715	$(34,625)

At December 31, 2011, the Company had a federal net operating loss carryforward of approximately $92.0 million and a state net operating loss carry forward of $612.6 million. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets and has provided for a valuation allowance of $94.5 million at December 31, 2011. The Company also recorded in 2011 a valuation allowance of $3.8 million to offset the deferred tax asset component recognized in Accumulated Other Comprehensive Income.

At December 31, 2010, the Company had a valuation allowance of $1.0 million related to state net operating losses and charitable contribution carry forwards.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at beginning of year	$1,401	$1,449
Decreases related to prior year tax positions	(1,401)	(48)
Increased related to current year tax positions	1,722	—

Balance at December 31,	$1,722	$1,401

The Company had approximately $1.7 million and $1.4 million of total unrecognized tax benefits as of December 31, 2011 and 2010, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no penalties required to be accrued at December 31, 2011 or 2010. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company’s tax (benefit) expense included $(0.2) million and ($0.2) million of interest (benefit) expense (net of tax benefit) in 2011 and 2010, respectively. In addition, the Company had accrued interest of zero and $0.2 million (net of tax benefit) at December 31, 2011 and 2010, respectively.

The IRS completed the examination of the Company’s tax returns for 2007, 2008 and 2009 without adjustment. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

14. Employee Benefits Plans

Pension Plan

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). Amounts credited to employee accounts in the Pension Plan are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA.

Obligations and Funded Status

Change in projected benefit obligation:

	2011	2010
Projected benefit obligation, beginning of year	$29,197	$30,695
Service cost	3,059	1,864
Interest cost	1,225	1,479
Actuarial loss	301	484
Benefits paid	(16)	(11)
Amendments	2,432	1,480
Curtailment charge	1,022	279
Settlement loss	(11,392)	(7,073)

Projected benefit obligation, end of year	$25,828	$29,197

Change in plan assets:

	2011	2010
Fair value of assets, beginning of year	$70,189	$72,969
Actual return on assets	2,697	4,518
Settlements	(11,392)	(7,073)
Benefits and expenses paid	(541)	(225)

Fair value of assets, end of year	$60,953	$70,189

Funded status at end of year	$35,125	$40,992

Ratio of plan assets to projected benefit obligation	236%	240%

The Company recognized a prepaid pension asset of $35.1 million and $41.0 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation of the Pension Plan was $25.8 million and $28.8 million at December 31, 2011 and 2010, respectively

Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss at December 31 are as follows:

	2011	2010	2009
Prior service cost	$2,502	$3,272	$3,553
Loss	7,378	9,910	12,278

Accumulated other comprehensive loss	$9,880	$13,182	$15,831

A summary of the net periodic pension cost (credit) and other amounts recognized in other comprehensive loss (income) are as follows:

	2011	2010	2009
Service cost	$3,059	$1,864	$1,445
Interest cost	1,225	1,479	4,823
Expected return on assets	(3,038)	(4,243)	(9,434)
Prior service costs	649	695	709
Amortization of loss	—	—	1,015
Settlement loss	3,698	2,791	46,042
One-time charge in connection with an increase in benefits for certain participants	1,401	—	—
Curtailment charge	2,173	1,346	—

Net periodic pension cost	$9,167	$3,932	$44,600

Other changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income:
Prior service (cost) credit	(769)	(282)	(710)
Loss (gain)	(2,531)	(2,368)	(44,202)

Total recognized in other comprehensive loss (income)	(3,300)	(2,650)	(44,912)

Total recognized in net periodic pension cost and other comprehensive loss (income)	$5,867	$1,282	$(312)

The estimated transition obligation, prior service costs and actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost (credit) over the next fiscal year is zero and $0.4 million and zero, respectively.

The Company incurred settlement losses and curtailment charges for certain participants totaling $5.9 million in 2011 and $4.1 million in 2010 related to its reduced employment levels in connection with its restructurings.

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

Assumptions

Assumptions used to develop end of period benefit obligations:

	2011	2010
Discount rate	4.19%	5.04%
Rate of compensation increase	3.75%	3.75%

Assumptions used to develop net periodic pension cost (credit):

	2011	2010	2009
Average discount rate	4.59%	5.06%	6.05%
Expected long term rate of return on plan assets	5.00%	6.00%	8.00%
Rate of compensation increase	3.75%	3.75%	4.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 5.0%, 6.0% and 8.0% assumption in 2011, 2010 and 2009, respectively.

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

Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2011.

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2011:

Assets at Fair Value as of December 31, 2011

Asset Category:	Level 1	Level 2	Level 3	Total
Cash	$401	$—	$—	$401
Common/collective Trusts(a)	—	35,805	—	35,805
Mutual Funds(b)	—	23,878	—	23,878
Money market Funds	59	—	—	59
Other	—	—	810	810

Total	$460	$59,683	$810	$60,953

(a)	Common/collective trusts invest in 67% U.S. short maturity fixed income investments, 25% U. S. Large Cap equities and 8% international equities.
(b)	One hundred percent of mutual funds invest in a short term fixed income fund.

The following table sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2011.

2011
Balance, beginning of year	$582
Unrealized gains (losses) relating to instruments still held at the reporting date	228

Balance, end of year	$810

The Company does not anticipate making any contributions to the plan during 2012. Expected benefit payments for the next ten years are as follows:

Year Ended	Expected Benefit Payments
2012	10,484
2013	1,089
2014	552
2015	662
2016	1,036
2017-2021	7,350

Postretirement Benefits

During 2011, the Company discontinued funding postretirement medical benefits to retirees, beneficiaries and surviving spouses. As a result, the retiree medical liability was reduced by $10.5 million, accumulated comprehensive (loss) was reduced by $5.0 million, and employee insurance expense was reduced by $5.5 million. A liability of $0.1 million and $11.3 million has been included in accrued liabilities to reflect the Company’s obligation to fund postretirement benefits at December 31, 2011 and 2010, respectively.

Deferred Compensation Plans and ESPP

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal 100% of the first 1% of eligible compensation and 50% on the next 5% of eligible compensation, up to 3.5% of eligible compensation, is fully vested and funded as of December 31, 2011. The Company contributions to the plan were approximately $0.2 million, $0.4 million and $0.6 million in 2011, 2010 and 2009, respectively. The Company discontinued the matching contributions as of July 1, 2011.

In March 2011, the Company’s Supplemental Executive Retirement Plan (“SERP”) was combined with the Company’s Pension Plan.

The Company discontinued the employee stock purchase plan as of July 1, 2011.

15. Segment Information

The Company conducts primarily all of its business in four reportable operating segments: residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment generates revenues from club and resort operations and the development and sale of homesites, and to a lesser extent, home sales due to the Company’s exit from homebuilding. The commercial real estate segment sells or leases developed and undeveloped land. The rural land sales segment sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells woodfiber, sawtimber and other forest products.

The Company uses income from continuing operations before equity in income of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described above in Note 2, Summary of Significant Accounting Policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Consolidated Statements of Operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

Information by business segment is as follows:

	2011	2010	2009
OPERATING REVENUES:
Residential real estate	$50,417	$40,252	$89,850
Commercial real estate	4,195	4,572	7,514
Rural land sales	3,970	25,875	14,309
Forestry	86,703	28,841	26,584

Consolidated operating revenues	$145,285	$99,540	$138,257

(Loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes:
Residential real estate(a)	$(385,367)	$(47,370)	$(137,855)
Commercial real estate(b)	(20,220)	(1,394)	(513)
Rural land sales	2,616	22,192	10,111
Forestry	59,063	6,281	4,771
Other(c)	(41,965)	(35,155)	(81,654)

Consolidated (loss) from continuing operations before equity in loss of unconsolidated affiliates and income taxes	$(385,873)	$(55,446)	$(205,140)

(a)	Includes impairment losses of $361.0 million, $4.8 million and $94.8 million in 2011, 2010 and 2009, respectively.
(b)	Includes impairment losses of $16.3 million in 2011.
(c)	Includes pension charges of $5.9 million, $4.1 million and $46.0 million in 2011, 2010 and 2009, respectively.

	2011	2010	2009
CAPITAL EXPENDITURES:
Residential real estate	$13,336	$7,557	$13,687
Commercial real estate	14,467	7,415	984
Rural land sales	60	195	328
Forestry	2,766	785	719
Other	93	112	679
Discontinued operations	—	—	1,982

Total capital expenditures	$30,722	$16,064	$18,379

	December 31, 2011	December 31, 2010
TOTAL ASSETS:
Residential real estate(d)	$272,210	$639,460
Commercial real estate	67,650	72,581
Rural land sales	10,048	7,964
Forestry	58,638	61,756
Other	252,745	269,934

Total assets	$661,291	$1,051,695

(d)	Includes $2.3 million and $(2.2) million of investment in equity method investees at December 31, 2011 and 2010, respectively.

16. Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year.

Total rent expense was $2.1 million, $2.0 million and $2.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years, including buildings leased through a sale-leaseback transaction are as follows:

2012	$457
2013	406
2014	294
2015	294
2016 and thereafter	3,674

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation and property damage.

At December 31, 2011 and 2010, the Company was party to surety bonds of $15.7 million and $27.9 million, respectively, and standby letters of credit in the amounts of $0.8 million and $0.8 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

For matters in which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company will estimate and disclose this range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Company possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss below in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

During 2011, the Company settled and paid a $9.0 million accrued liability in connection with a contract dispute involving the 1997 purchase of land for its former Victoria Park community.

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

The Company’s former paper mill site in Gulf County and certain adjacent property are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The Company is in the process of assessing the rehabilitation of certain adjacent properties. Management is unable to quantify the rehabilitation costs at this time. The Company believes it is probable a loss will occur related to this matter but is unable to estimate range of loss given the unknown nature of the rehabilitation, if any, at this time.

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.5 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively. Although in the opinion of management none of our litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material. Management is unable to quantify an aggregate range of possible loss in excess of the accrued liability (if any) related to this matter.

On November 3, 2010, a securities class action lawsuit was filed against St. Joe and certain of our current and former officers before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of St. Joe and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. The time for plaintiff to appeal has not expired.

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits.

The Company believes that it has meritorious defenses to the above claims and intends to defend the actions vigorously. The Company believes that the probability of loss related to this litigation and an estimate of the amount of loss, if any, are not determinable at this time. The Company cannot evaluate the likelihood of an unfavorable outcome related to this litigation to be either “probable” or “remote”, nor can they predict the amount or range of possible loss from an unfavorable outcome to give an estimated range.

On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc, Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is cooperating with the SEC on historical matters as well as communicating and providing relevant information regarding the Company’s recent change in investment strategy and impairments. The Company believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. The Company cannot evaluate the likelihood of an unfavorable outcome related to this matter to be either “probable” or “remote”, nor can they predict the amount or range of possible loss from an unfavorable outcome to give an estimated range.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest Airlines’ profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of its break-even payments. The term of the agreement extends for a period of three years after the commencement of Southwest Airlines’ air service at the new airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest Airlines exceed $14.0 million in the first year of air service and $12.0 million in the second year of air service. Southwest Airlines may terminate the agreement if its actual annual revenues attributable to the air service at the new airport are less than certain minimum annual amounts established in the agreement. The Company carried a standby guarantee liability of $0.8 million at December 31, 2011 and December 31, 2010 related to this strategic alliance agreement.

In November, 2010, the Company entered into a new supply agreement with RockTenn that requires the Company to deliver and sell a total of 3.9 million tons of pine pulpwood through December, 2017. Pricing under the agreement approximates market, using a formula based on published regional prices for pine pulpwood. The agreement is assignable by the Company, in whole or in part, to purchasers of its properties, or any interest therein, and does not contain a lien, encumbrance, or use restriction on any of St. Joe’s properties.

17. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
2011
Operating revenues	$19,820	$26,745	$25,284	$73,436
Operating profit (loss)	(383,863)	(4,198)	(20,576)	21,330
Net income (loss) attributable to the Company	(328,611)	(2,431)	(13,336)	14,099
Basic income (loss) per share attributable to the Company	(3.56)	(0.03)	(0.14)	0.15
Diluted income (loss) per share attributable to the Company	(3.56)	(0.03)	(0.14)	0.15
2010
Operating revenues	$37,100	$27,105	$22,035	$13,300
Operating (loss)	(1,274)	(17,951)	(15,239)	(17,090)
Net income (loss) attributable to the Company	(2,713)	(13,116)	(8,622)	(11,413)
Basic (loss) per share attributable to the Company	(0.03)	(0.14)	(0.09)	(0.13)
Diluted (loss) per share attributable to the Company	(0.03)	(0.14)	(0.09)	(0.13)

Quarterly results included the following significant pre-tax charges:

	Quarters Ended
	December 31	September 30	June 30	March 31
2011
Impairment losses	$374,846	$—	$1,697	$782
Restructuring charge	797	348	5,926	4,476
2010
Impairment losses	$8,067	$—	$502	$53
Restructuring charge	899	1,654	1,158	1,540

18. Discontinued Operations

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

On February 27, 2009, the Company sold its remaining inventory and equipment assets related to its Sunshine State Cypress mill and mulch plant for a sale price of $1.6 million. The sale agreement also included a long-term lease of a building facility. The Company received proceeds of $1.3 million and a note receivable of $0.3 million in connection with the sale. Assets and liabilities previously classified as “held for sale” which were not subsequently sold were reclassified as held for use in the consolidated balance sheet at December 31, 2010. These reclassifications did not have a material impact on the Company’s financial position or operating results.

There were no discontinued operations in 2011 and 2010. Discontinued operations presented on the Consolidated Statements of Operations for the years ended December 31, 2009 consisted of the following:

2009
Victoria Hills Golf Club — Residential Segment:
Aggregate revenues	$2,462

Pre-tax (loss)	(7,607)
Income taxes (benefit)	(3,022)

(Loss) from discontinued operations	$(4,585)

St. Johns Golf and Country Club — Residential Segment:
Aggregate revenues	$2,937

Pre-tax (loss)	(3,405)
Income taxes (benefit)	(1,353)

(Loss) from discontinued operations	$(2,052)

Sunshine State Cypress — Forestry Segment:
Aggregate revenues	$1,707

Pre-tax (loss)	(416)
Pre-tax gain on sale	124
Income taxes (benefit)	(116)

(Loss) from discontinued operations	$(176)

Total (loss) from discontinued operations	$(6,813)

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

	Initial Cost to Company
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition(1)	Carried at Close of Period			Accumulated Depreciation
					Land & Land Improvements	Buildings and Improvements	Total
Bay County, Florida
Land with infrastructure	$3,559	$2,053	$593	$46,019	$48,072	$593	$48,665	$122
Buildings	—	13,639	11,873	1,017	14,121	12,408	26,529	3,403
Residential	—	21,639	1,300	18,105	41,044	—	41,044	—
Timberlands	—	3,896	—	10,579	14,475	—	14,475	141
Unimproved land	—	2,567	—	7	2,574	—	2,574	—
Broward County, Florida	—	—	—	—	—	—	—	—
Building	—	—	—	—	—	—	—	—
Calhoun County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	180	—	180	180	157
Timberlands	—	1,774	—	4,341	6,115	—	6,115	60
Unimproved land	—	979	—	698	1,677	—	1,677	—
Duval County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	250	—	163	413	—	413	—
Buildings	—	—	—	—	—	—	—	3
Residential	—	—	—	—	—	—	—	—
Timberlands	—	—	—	—	—	—	—	—
Franklin County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	44	—	—	44	—	44	11
Residential	—	8,778	—	(1,842)	6,936	—	6,936	843
Timberlands	—	1,241	—	1,093	2,334	—	2,334	23
Unimproved Land	—	210	—	9	219	—	219	—
Buildings	—	69	6,527	(4,945)	147	1,504	1,651	782
Gadsden County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	3,297	—	(2,247)	1,050	—	1,050	—
Timberlands	—	1,302	—	343	1,645	—	1,645	16
Unimproved land	—	1,664	—	—	1,664	—	1,664	—
Gulf County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	2,855	1,087	4,123	6,977	1,087	8,065	50
Buildings	—	2,843	7,115	9,050	2,826	16,182	19,008	6,788
Residential	—	26,707	526	4,620	31,853	—	31,853	—
Timberlands	—	5,238	—	13,994	19,232	—	19,232	187

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

	Initial Cost to Company
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Carried at Close of Period
					Land & Land Improvements	Buildings and Improvements	Total	Accumulated Depreciation

Unimproved land	—	506	—	969	1,475	—	1,475	—
Jefferson County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	—	—	—	—	—	—
Timberlands	—	679	—	—	679	—	679	7
Unimproved land	—	193	—	29	222	—	222	—
Leon County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	3,342	—	(270)	3,072	—	3,072	28
Buildings	—	—	—	20,689	8,651	12,038	20,689	8,405
Residential	2,906	—	—	13,263	13,263	—	13,263	—
Timberlands	—	923	—	878	1,801	—	1,801	17
Unimproved land	—	11	—	533	544	—	544	—
Liberty County, Florida	—	—	—	—	—	—	—	—
Buildings	—	—	585	215	—	800	800	319
Timberlands	—	2,430	205	233	2,868	—	2,868	197
Unimproved land	—	—	—	—	—	—	—	—
St. Johns County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	1,016	—	—	1,016	—	1,016	—
Buildings	—	—	255	644	300	600	899	483
Residential	23,694	10,855	—	3,071	13,926	—	13,926	—

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

	Initial Cost to Company
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition	Carried at Close of Period
					Land & Land Improvements	Buildings and Improvements	Total	Accumulated Depreciation

Wakulla County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	339	339	—	339	—
Buildings	—	—	5	—	—	5	5	5
Timberlands	—	405	—	—	405	—	405	4
Unimproved Land	—	16	—	47	63	—	63	—
Walton County, Florida	—	—	—	—	—	—	—	—
Land with infrastructure	—	56	—	3,371	3,427	—	3,427	—
Buildings	—	—	3,471	65,274	21,820	46,925	68,745	22,332
Residential	—	5,227	—	40,458	45,685	—	45,685	—
Timberlands	—	354	—	925	1,279	—	1,279	12
Unimproved land	—	1,071	—	—	1,071	—	1,071	—
Other Florida Counties	—	—	—	—	—	—	—	—
Land with infrastructure	—	—	—	—	—	—	—	—
Timberlands	—	192	—	—	192	—	192	2
Unimproved land	—	79	—	60	139	—	139	—
Georgia	—	—	—	—	—	—	—	—
Land with infrastructure	—	13,322	—	(8,523)	4,799	—	4,799	50
Buildings	—	—	1,789	(1,678)	—	111	111	39
Timberlands	—	6,461	—	—	6,461	—	6,461	3
Unimproved land	—	76	—	7	83	—	83	—

TOTALS	$30,159	$148,259	$35,331	$245,841	$336,998	$92,433	$429,431	$44,489

(1)	Includes cumulative impairments.

THE St. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2011 for federal income tax purposes is approximately $737.0 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	2011	2010	2009
Balance at Beginning of Year	$799,506	$781,664	$921,433
Amounts Capitalized	28,309	32,215	15,841
Impairments	(377,270)	(4,297)	(93,565)
Amounts Retired or Adjusted	(21,114)	(10,076)	(62,045)

Balance at Close of Period	$429,431	$799,506	$781,664

(C) Reconciliation of accumulated depreciation (in thousands of dollars):

Balance at Beginning of Year	$41,992	$35,000	$33,235
Depreciation Expense	12,215	9,453	10,474
Amounts Retired or Adjusted	(9,718)	(2,461)	(8,709)

Balance at Close of Period	$44,489	$41,992	$35,000

S-4