Form 10-Q
period 2012-03-31
ST JOE CO
filed 2012-05-03
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 1-10466

The St. Joe Company

(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 South WaterSound Parkway WaterSound, Florida	32413
(Address of principal executive offices)	(Zip Code)

(850) 231-6400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 27, 2012, there were 92,278,431 shares of common stock, no par value, issued and 92,278,431 outstanding, with 16,195 shares of treasury stock.

THE ST. JOE COMPANY

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) March 31, 2012	December 31, 2011
Assets
Investments in real estate	$386,495	$387,202
Cash and cash equivalents	165,689	162,391
Notes receivable	4,123	4,563
Pledged treasury securities	22,789	23,299
Prepaid pension asset	35,811	35,125
Property, plant and equipment, net	14,506	14,946
Income taxes receivable	187	69
Deferred tax asset	11,594	11,715
Other assets	21,676	21,981

	$662,870	$661,291

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$52,776	$53,458
Accounts payable	19,835	16,450
Accrued liabilities and deferred credits	45,945	47,491

Total Liabilities	118,556	117,399

Stockholders’ Equity:
Common stock, no par value; 180,000,000 shares authorized; 92,262,236 and 92,267,256 shares outstanding at March 31, 2012 and December 2011, respectively	891,438	890,314
Accumulated deficit	(337,747)	(336,873)
Accumulated other comprehensive (loss)	(9,442)	(9,880)
Treasury stock at cost, 16,195 and zero shares held at March 31, 2012 and December 31, 2011, respectively	(260)	—

Total Stockholders’ Equity	543,989	543,561

Noncontrolling interest	325	331

Total equity	544,314	543,892

Total Liabilities and Stockholders’ Equity	$662,870	$661,291

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Real estate sales	$13,946	$5,212
Resort and club revenues	6,344	5,112
Timber sales	9,495	62,624
Other revenues	733	488

Total revenues	30,518	73,436

Expenses:
Cost of real estate sales	7,665	1,780
Cost of resort and club revenues	6,863	6,574
Cost of timber sales	6,336	6,240
Cost of other revenues	697	493
Other operating expenses	3,744	7,010
Corporate expense, net	4,431	18,247
Depreciation and amortization	2,328	6,504
Impairment losses	—	782
Restructuring charges	55	4,476

Total expenses	32,119	52,106

Operating (loss) income	(1,601)	21,330

Other income (expense):
Investment income, net	476	207
Interest expense	(831)	(997)
Other, net	1,734	1,127

Total other income	1,379	337

Income from operations before equity in (loss) income of unconsolidated affiliates and income taxes	(222)	21,667
Equity in (loss)of unconsolidated affiliates	(11)	(24)
Income tax expense (benefit)	647	7,553

Net (loss) income	(880)	14,090
Less: Net (loss) attributable to noncontrolling interest	(6)	(9)

Net (loss) income attributable to the Company	$(874)	$14,099

(LOSS) EARNINGS PER SHARE
Basic
Weighted average shares outstanding	92,265,059	92,335,090

Net (loss) income attributable to the Company	$(0.01)	$0.15

Diluted
Weighted average shares outstanding	92,265,059	92,378,738

Net (loss) income attributable to the Company	$(0.01)	$0.15

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net (loss) income:	$(880)	$14,090
Other comprehensive income, net of tax:
Defined benefit pension plan		—
Amortization of pension and postretirement benefit costs, net	438	169

Total comprehensive (loss) income	$(442)	$14,259

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Treasury	Non- controlling
	Shares	Amount	Deficit	income (loss)	Stock	Interest	Total
Balance, December 31, 2011	92,267,256	$890,314	$(336,873)	$(9,880)	$—	$331	$543,892
Comprehensive income:
Net (loss)			(874)			(6)	(880)
Amortization of pension and postretirement benefit costs, net				438			438

Total comprehensive (loss)							(442)
Issuances of common stock	36,023	576					576
Forfeitures of restricted stock	(31,514)				(108)		(108)
Excess(reduction in)tax benefit on options exercised and vested restricted stock		525					525
Amortization of stock-based compensation		23					23
Treasury shares received in lieu of taxes to be remitted on share award	(9,529)				(152)		(152)

Balance, March 31, 2012	92,262,236	$891,438	$(337,747)	$(9,442)	$(260)	$325	$544,314

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net (loss) income	$(880)	$14,090
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	2,328	6,504
Stock-based compensation	491	8,472
Equity in (income) loss of unconsolidated joint ventures	11	24
Deferred income tax (benefit) expense	647	9,589
Impairment losses	—	782
Cost of operating properties sold	7,162	1,167
Expenditures for operating properties	(8,296)	(4,234)
Pension charges	(247)	—
Changes in operating assets and liabilities:
Notes receivable	440	524
Other assets	139	(185)
Accounts payable and accrued liabilities	1,836	1,445
Income taxes payable	—	(732)

Net cash provided by operating activities	3,631	37,446

Cash flows from investing activities:
Purchases of property, plant and equipment	(189)	(288)
Proceeds from disposition of property, plant and equipment	8	—

Net cash (used in) investing activities	(181)	(288)

Cash flows from financing activities:
Repayments of other long-term debt	—	(166)
Excess (reduction in) tax benefits from stock-based compensation	—	53
Taxes paid on behalf of employees related to stock-based compensation	(152)	(4,646)

Net cash (used in) financing activities	(152)	(4,759)

Net increase (decrease) in cash and cash equivalents	3,298	32,399
Cash and cash equivalents at beginning of period	162,391	183,827

Cash and cash equivalents at end of period	$165,689	$216,226

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2011 balance sheet amounts have been derived from the Company’s December 31, 2011 audited financial statements.

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	The projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	Estimated pricing and projected price appreciation over time, which can range from 0% to 10% annually;

•	The trajectory of price appreciation over the estimated selling period;

•	The length of the estimated development and selling periods, which can range from 4 to13 years depending on the size of the development and the number of phases to be developed;

•	The amount of remaining development costs and holding costs to be incurred over the selling period;

•	For bulk land sales of undeveloped and developed parcels, future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	For commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	Whether liquidity is available to fund continued development.

For operating properties, an estimate of undiscounted cash flows also requires management to make assumptions about the use and disposition of such properties. These assumptions include:

•

for investments in hotel and rental condominium units, average occupancy and room rates, revenues from food and beverage and other amenity operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon disposition of such properties as condo-hotels or condominiums, based on current prices for similar units appreciated to the expected sale date;

•	for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon disposition of such property at a terminal capitalization rate; and

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

On March 31, 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of a timber deed which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Pursuant to the agreement, the Company entered into timber deeds conveying ownership of the timber stands but retaining ownership of the underlying land. Furthermore, as part of the agreement, the Company also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct “First Thinnings”, to purchase 85% of such First Thinnings of at fair market value. During the three months ended March 31, 2012, we purchased approximately $0.1 million of First Thinnings. During the three months ended March 31, 2011, the Company recognized $54.5 million in revenue related to the timber deed with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deed.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of our current presentation of comprehensive income.

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued guidance to enhance disclosures about offsetting assets and liabilities. Entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. We do not expect adoption of this guidance to impact our financial condition or results of operations.

2. Stock-Based Compensation and Earnings Per Share

On May 12, 2009, the Company adopted The St. Joe Company 2009 Equity Incentive Plan whereby options, stock appreciation rights, restricted stock, restricted stock units and performance awards may be granted to directors and employees. The 2009 Equity Incentive Plan provides for the issuance of a maximum of 2.0 million shares of the Company’s common stock. As of March 31, 2012, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.

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

Service-Based Grants

A summary of service-based restricted stock unit activity as of March 31, 2012 and changes during the three month period are presented below:

Service-Based Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	37,815	$26.99
Granted	—	—
Vested	(24,076)	23.13
Forfeited	(1,656)	21.52

Balance at March 31, 2012	12,083	$21.52

As of March 31, 2012, there was less than $0.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock unit and stock option compensation arrangements which will be recognized over a weighted average period of four years.

Market Condition Grants

From time to time the Company has granted to select executives and other key employees restricted stock units whose vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a three year performance period.

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

A summary of the activity for market condition restricted stock units during the three months ended March 31, 2012 is presented below:

Market Condition Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	23,192	$15.69
Granted	—	—
Vested	—	—
Forfeited	(23,192)	15.69

Balance at March 31, 2012	—	$—

Total stock-based compensation recognized in the consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense	$491	$8,472

Included in compensation expense for the three months ended March 31, 2012 is approximately $0.6 million in compensation related to the issuance of 36,023 immediately vesting common shares issued to the Chief Executive Officer of the Company in lieu of a cash bonus.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and service-based restricted stock units. Stock options and restricted stock units are not considered in any diluted earnings per share calculations when the Company has a loss from continuing operations. Restricted stock units are treated as contingently issuable shares and are issued and outstanding only upon the satisfaction of the market conditions.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended March 31,
	2012	2011
Basic average shares outstanding	92,265,059	92,335,090
Net effect of stock options assumed to be exercised	—	13,071
Net effect of non-vested restricted stock assumed to be vested	—	30,577

Diluted average shares outstanding	92,265,059	92,378,738

3. Fair value measurements

The Company follows the provisions of Accounting Standards Codification (“ASC”) No. 820 for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments

Assets and liabilities measured at fair value on a recurring basis are as follows:

Fair value as of March 31, 2012:

	Fair Value March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$147,046	$147,046	$—	$—
Retained interest in entities	10,817	—	—	10,817

Total, net	$157,863	$147,046	$—	$10,817

Fair value as of December 31, 2011:

	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$148,985	$148,985	$—	$—
Retained interest in entities	10,707	—	—	10,707

Total, net	$159,692	$148,985	$—	$10,707

The Company has recorded a retained interest with respect to the monetization of certain installment notes, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.2 million during the three months ended March 31, 2012 and 2011. The Company will receive the payment of the remaining principal on the installment notes during 2022 and 2023.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not make any changes in previously projected cash flows during the first quarter of 2012 or 2011.

The following is a reconciliation of the Company’s retained interest:

2012
Balance, January 1	$10,707
Additions	—
Accretion of interest income	110

Balance, March 31	$10,817

In the event of a failure and liquidation of the financial institution involved in our installment sales, the Company could be required to write-off the remaining retained interest recorded on its balance sheet in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and financial position.

Guarantees

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport (see Note 13 “Contingencies”). The Company has agreed to reimburse Southwest Airlines in the form of a guarantee if it incurs losses on its service at the airport during the first three years of service by making specified break-even payments. At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality. Subsequently, the guarantee is measured at the greater of the fair value of the guarantee liability at inception or the reimbursable amount that is probable and reasonably estimable of occurring, if any.

The Company carried a standby guarantee liability of $0.8 million at March 31, 2012 related to this strategic alliance agreement. The Company has made no payments under the standby guarantee.

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes and homesites substantially completed and ready for sale, and which management intends to sell in the near term under current market conditions, are measured at lower of carrying value or fair value less costs to sell. The fair value of these properties is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term under current market conditions, including development and operating properties are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. If determined to be impaired, the fair value of these properties is determined based on the net present value of discounted cash flows using estimated future expenditures necessary to maintain and complete the existing project and management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs). The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties.

The Company did not record any impairment charges in the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company recorded impairment charges in the commercial real estate segment and residential real estate segment of $0.8 million and $0.1 million, respectively, and, as a result of the decision to indefinitely delay the development of the new corporate headquarters building in VentureCrossings Enterprise Centre, the Company impaired $0.8 million of predevelopment costs.

4. Investment in Real Estate

Real estate by segment includes the following:

	March 31, 2012	December 31, 2011
Operating property:
Residential real estate	$136,641	$136,563
Commercial	5,367	4,691
Rural land sales	139	139
Forestry	57,841	58,087
Other	410	410

Total operating property	200,398	199,890

Development property:
Residential real estate	158,671	157,245
Commercial real estate	57,683	57,600
Rural land sales	8,029	9,573
Other	—	—

Total development property	224,383	224,418

Investment property:
Commercial real estate	700	700
Forestry	953	953
Other	3,471	3,471

Total investment property	5,124	5,124

Investment in unconsolidated affiliates:
Residential real estate	2,248	2,259

Total real estate investments	432,153	431,691

Less: Accumulated depreciation	45,658	44,489

Investment in real estate	$386,495	$387,202

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate land and inventory currently under development or available for sale. Investment property primarily includes the Company’s land held for future use.

5. Notes Receivable

Notes receivable consists of the following:

	March 31, 2012	December 31, 2011
Various builder notes, non-interest bearing — 5.0% at March 31, 2012 and December 31, 2011, respectively, due October 2012 thru January 2013	295	712
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,770	2,768
Various mortgage notes, secured by certain real estate bearing interest at various rates	1,058	1,083

Total notes receivable	$4,123	$4,563

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2012	December 31, 2011	Estimated Useful Life (in years)
Transportation property and equipment	$10,140	$10,140	3
Machinery and equipment	18,681	18,978	3-10
Office equipment	19,855	19,845	5-10
Autos and trucks	1,928	1,951	5-10

	50,604	50,914
Less: Accumulated depreciation	36,528	36,514

	14,076	14,400

Construction in progress	430	546

Total	$14,506	$14,946

Depreciation expense on property, plant and equipment was $2.3 million and $6.4 million for the three months ended March 31, 2012 and 2011, respectively.

7. Restructuring

On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. On April 11, 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to the Company’s 2011 restructuring program. In connection with these terminations, the Company expensed less than $0.1 million during the three months ended March 31, 2012, and recorded $4.2 million of charges under this program for the three months ended March 31, 2011. The charges associated with the Company’s 2011 restructuring program by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
Three months ended March 31, 2012:
One-time termination benefits to employees	$1	$—	$1	$—	$—	$2

Three months ended March 31, 2011:
One-time termination benefits to employees	$—	$—	$—	$—	$4,207	$4,207

Cumulative restructuring charges, January 1, 2011 through March 31, 2012	$624	$1,659	$209	$77	$8,364	$10,933

Remaining one-time termination benefits to employees — to be incurred during 2012	$—	$—	$—	$—	$—	$—

During 2010, the Company relocated its corporate headquarters from Jacksonville, Florida to WaterSound, Florida. The Company also consolidated other existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location. The Company expensed $0.1 million and $0.3 million during the three months ended March 31, 2012 and 2011, respectively.

The charges associated with the Company’s 2010 restructuring and relocation program by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
Three months ended March 31, 2012:
One-time termination and relocation benefits to employees	$22	$—	$—	$—	$31	$53

Three months ended March 31, 2011:
One-time termination and relocation benefits to employees	$43	$(3)	$12	$—	$217	$269

Cumulative restructuring charges, January 1, 2010 through March 31, 2012	$1,035	$43	$793	$193	$3,636	$5,700

Remaining one-time termination benefits to employees — to be incurred during 2012	$—	$—	$—	$—	$8	$8

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring. At March 31, 2012, the accrued liability associated with the relocation and restructuring programs consisted of the following:

	Balance at December 31, 2011	Costs Accrued	Payments	Balance at March 31, 2012	Due within 12 months
One-time termination benefits to employees — 2010 restructuring and relocation program	$8	$53	$53	$8	$8

One-time termination benefits to employees — 2011 restructuring program	$782	$2	$513	$271	$271

Total	$790	$55	$566	$279	$279

8. Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits consists of the following:

	March 31, 2012	December 31, 2011
Accrued compensation	$1,834	$1,687
Restructuring liability	279	790
Environmental and insurance liabilities	1,848	1,887
Deferred revenue	29,861	29,859
Retiree medical and other benefit reserves	92	100
Legal	1,162	2,972
Other accrued liabilities	10,869	10,196

Total accrued liabilities and deferred credits	$45,945	$47,491

Deferred revenue at March 31, 2012 and December 31, 2011 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of March 31, 2012, 1,595 acres remain to be transferred.

9. Debt

Debt at March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
Non-recourse defeased debt, interest payable monthly at 5.6% at March 31, 2012 and December 31, 2011, secured and paid by pledged treasury securities, due October 1, 2015 (includes unamortized premium of $1.7 million at March 31, 2012)	22,789	23,299
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.7% to 7.15% at March 31, 2012	29,987	30,159

Total debt	$52,776	$53,458

The aggregate maturities of debt subsequent to March 31, 2012 are as follows (a):

2012	1,508
2013	1,586
2014	1,507
2015	18,188
2016	0
Thereafter	29,987

Total	$52,776

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $22.8 million.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying either as the property is sold by the Company or when assessed to the Company by the CDD. Accordingly, the Company has recorded debt of $30.0 million and $30.2 million related to CDD debt as of March 31, 2012 and December 31, 2011, respectively. Total outstanding CDD debt was $56.6 million at March 31, 2012 and $56.8 million at December 31, 2011.

In connection with the sale of the Company’s office building portfolio in 2007, the Company has approximately $22.8 million of defeased debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 since the transaction was not considered to be an extinguishment of debt.

10. Employee Benefit Plans

A summary of the net periodic benefit (credit) follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$1,040	$2,014
Interest cost	881	344
Expected return on assets	(2,606)	(841)
Prior service costs	438	178

Actuarial loss	—	—

Net periodic pension cost(credit)	$(247)	$1,695

The Company remeasures its plan assets and benefit obligation at each December 31. No events occurred during the three months ended March 31, 2012 which would require the Company to remeasure its plan assets or benefit obligation.

11. Income Taxes

The Company had approximately $1.7 million of total unrecognized tax benefits as of March 31, 2012 and December 31, 2011. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company has not accrued interest expense with respect to this unrecognized tax benefit at March 31, 2012 and December 31, 2011.

At March 31, 2012, the Company had a federal net operating loss carryforward of approximately $93.4 million and a state net operating loss carry forward of $614.1 million. At December 31, 2011, the Company had a federal net operating loss carryforward of approximately $92.0 million and a state net operating loss carry forward of $612.6 million. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets and has adjusted the valuation allowance by $0.7 million. The valuation allowance balance was $96.2 million at March 31, 2012 and $95.5 million at December 31, 2011.

12. Gain on Claims from Oil Spill

The Company has filed lawsuits and claims seeking the recovery of damages against parties we believe are responsible for the 2010 Deepwater Horizon oil spill, which the U.S. Coast Guard termed the “largest oil spill in U.S. history” causing “significant environmental damage to the Gulf of Mexico.” In April 2012, we received payment of $0.6 million from the Gulf Coast Claims Facility, which represents a small portion of one of our claims. Due to the nature of this event and the uncertainty surrounding future satisfaction or our claims, we classified this payment as a gain in our statements of operations and is included in the line item “Other, net” for the quarter ended March 31, 2012.

13. Segment Information

The Company’s reportable operating segments are residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment primarily develops and sells homesites to builders. This segment also includes the Company’s resort and club operations, the purpose of which is to enhance the desirability of the Company’s residential real estate. The commercial real estate segment sells and leases developed and undeveloped lands. The rural land sales segment primarily sells parcels of land included in the Company’s timberland holdings. The forestry segment produces and sells pine woodfiber, sawtimber and other forest products.

The Company uses (loss) income from continuing operations before equity in (loss) income of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

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

Information by business segment is as follows:

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES:
Residential real estate	$10,520	$7,765
Commercial real estate	6,220	297
Rural land sales	4,283	2,750
Forestry	9,495	62,624

Consolidated operating revenues	$30,518	$73,436

(Loss) Income from operations before equity in (loss) income of unconsolidated affiliates and income taxes:
Residential real estate	$(3,799)	$(8,845)
Commercial real estate	1,894	(1,866)
Rural land sales	2,139	2,285
Forestry	2,761	52,744
Other	(3,217)	(22,651)

Consolidated (loss) income from operations before equity in (loss) income of unconsolidated affiliates and income taxes	$(222)	$21,667

	March 31, 2012	December 31, 2011
TOTAL ASSETS:
Residential real estate	$274,584	$272,210
Commercial real estate	68,450	67,650
Rural land sales	8,482	10,048
Forestry	55,247	58,638
Other	256,107	252,745

Total Assets	$662,870	$661,291

14. Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year.

Total rent expense was less than $0.1 million for the three months ended March 31, 2012, and $0.5 million for the three months ended March 31, 2011.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years, including buildings leased through a sale-leaseback transaction are as follows:

2012	$346
2013	406
2014	294
2015	294
2016	153
Thereafter	3,521

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

Regardless of whether an accrued liability has been established for a loss contingency, the Company estimates and discloses a range of possible loss for matters in which a loss is probable or reasonably possible in future periods. In such cases, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. In cases in which the Company possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss below in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the Company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure. Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.5 million at March 31, 2012 and December 31, 2011. Although in the opinion of management none of our environmental litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity, it is possible that the actual amounts of liabilities resulting from such matters could be material.

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

The complaint was filed on behalf of persons who purchased the Company’s securities between February 19, 2008 and October 12, 2010 and alleged that the Company and certain of its current and former officers and directors, among others, violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by making false and/or misleading statements and/or by failing to disclose that, as the Florida real estate market was in decline, the Company failed to take adequate and required impairments and accounting write-downs on many of the Company’s Florida-based properties and as a result, the Company’s financial statements materially overvalued the Company’s property developments. The plaintiff also alleged that the Company’s financial statements were not prepared in accordance with Generally Accepted Accounting Principles, and that the Company lacked adequate internal and financial controls, and as a result of the foregoing, the Company’s financial statements were materially false and misleading. The complaint sought an unspecified amount in damages. On April 5, 2011, at the request of the plaintiff, the court dismissed the claims under the Securities Act of 1933 and dismissed the current and former director defendants from the case. The Company filed a motion to dismiss the case on April 6, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of the Company and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. On March 15, 2012, plaintiff file a notice of appeal to the United States Court of Appeals for the Eleventh Circuit and that appeal is currently pending.

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions. St. Joe and the individual defendants have not been served with the Shurkin complaint. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. Further action in the Nakata and Packer action is awaiting resolution of the Meyer action discussed above.

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

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the airport during the first three years of service. The term of the agreement extends for a period of three years after the commencement of Southwest’s air service at the airport. Although the agreement does not provide for maximum payments, the agreement may be terminated by the Company if the payments to Southwest exceed $14 million in the first year of air service or $12 million in the second year. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of the break-even payments. Profits from any calendar year, however, do not carryover from year to year. Southwest may terminate the agreement if its actual annual revenues attributable to the air service at the airport are less than certain minimum annual amounts established in the agreement. The Company carried a standby guarantee liability of $0.8 million at March 31, 2012 related to this strategic alliance agreement.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

At March 31, 2012 and December 31, 2011, the Company was party to surety bonds related to certain development projects of $14.7 million and $15.7 million, respectively, and standby letters of credit in the amount of $0.8 million at March 31, 2012 and December 31, 2011, which may potentially result in liability to the Company if certain obligations of the Company are not met

15. Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in the State of Florida in a number of specific development projects. The duration of the current economic slump has had an adverse impact on the Company’s real estate values and operations, and a continued duration could cause the Company to sell assets at depressed values.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, notes receivable and retained interests. The Company deposits and invests excess cash with one or more financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits.

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

Smurfit-Stone’s Panama City mill is the largest consumer of pine wood fiber within the immediate area in which most of the Company’s timberlands are located. In July of 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by St. Joe during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. Under the terms of the Wood Fiber Supply Agreement entered into in November 2010, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless if the RockTenn mill in Panama City were to permanently cease operations, the price for our pulpwood may decline, and the cost of delivering logs to alternative customers would increase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own a large inventory of land suitable for development in Florida. The majority of our land is located in Northwest Florida and has a very low initial cost basis. In order to increase the value of real estate assets, we seek higher and better land-uses through infrastructure improvements, developing community amenities, undertaking strategic and expert land planning and development, parceling our land holdings in creative ways, performing land restoration and enhancement, and promoting economic development.

We have four operating segments: residential real estate, commercial real estate, rural land and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended March 31,
	2012	2011
Segment Operating Revenue:
Residential real estate	34.5%	10.6%
Commercial real estate	20.4%	0.4%
Rural land sales	14.0%	3.7%
Forestry	31.1%	85.3%

Consolidated operating revenues	100.0%	100.0%

Our operations continued to be adversely affected during the first quarter of 2012 by the national real estate downturn, slow economic recovery, and other adverse market conditions. This challenging environment has exerted negative pressure on the demand for real estate in our region.

We believe that the large oil spill in the Gulf of Mexico from the Deepwater Horizon incident has had a negative impact on our properties, operations and stock price and has created uncertainty about the future of the Gulf Coast region. We have filed lawsuits and claims seeking the recovery of damages against parties we believe are responsible for the oil spill. In April, we received payment of the amount of $0.6 million from the Gulf Coast Claims Facility which represents a small portion of one of our claims. We cannot be certain, however, of the amount of any further recovery or the ultimate success of our claims.

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land in and around Jacksonville and Tallahassee.

Our residential real estate segment generates revenues from:

•	the sale of developed homesites;

•	the sale of parcels of entitled, undeveloped lots;

•	the sale of housing units built by us or with partners;

•	resort and club operations;

•	rental income; and

•	fees on transactions.

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

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development. Our rural land sales segment generates revenues from the sale of undeveloped land, land with limited development, and easements and mitigation bank credits. Our rural land segment incurs costs of revenue from the cost of land sold, minimal development costs and selling costs.

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

New Real Estate Investment Strategy

On January 25, 2012, we adopted a new real estate investment strategy, which is focused on reducing future capital outlays and employing new risk-adjusted investment return criteria for evaluating our properties and future investments in such properties. Pursuant to this new strategy, we intend to significantly reduce planned future capital expenditures for infrastructure, amenities and master planned community development and reposition assets to encourage increased absorption of properties in their respective markets. As part of this repositioning, we expect properties may be sold in bulk in undeveloped or developed parcels, or at lower price points and over shorter time periods. We anticipate that the amount of future capital expenditures associated with existing projects will be reduced by approximately $190 million, the majority of which was expected to be spent in the next 10 years. We believe this new investment strategy continues to build upon the successful cost reduction initiatives implemented in 2011 and positions us to i) increase our short and medium-term cash flow, ii) reduce our long-term risk and iii) maintain the strong cash position necessary to best exploit our substantial land resources. Additionally, reducing capital expenditures on existing projects will allow us to focus on opportunities that meet our new investment criteria.

First Quarter 2012 Operational Developments:

•

Leased 20 acres of the Port St. Joe facility to a regional ship builder; the commencement of rent is contingent upon the Company’s performance of certain requirements under the agreement, which are expected to occur this year;

•	Continued construction of build-to-suit facility for ITT Corporation at the VentureCrossings site; construction is expected to be completed in the fall of 2012;

•	Recognition of a $0.6 million gain related to the first of what may be several payments against our claims stemming from the Deepwater Horizon Oil Spill;

•

Operating expenses declined $17.1 million as compared to the first quarter of 2011 as a result of a reduction in staff, lower legal fees and restructuring and severance costs, and reduced stock-based compensation charges;

•	Closed two commercial property sales in Northwest Florida, consisting of 17.5 acres, for a total $6.0 million; and

•	Completion of quick-serve restaurant site, generating long-term lease income.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these policies during the first three months of 2012, however there is no assurance that these policies will not change in the future.

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

Results of Operations

The Company generated a net loss of ($0.9) million, or ($.01) per share in the first quarter of 2012, compared to net income of $14.1 million, or $0.15 per share, for the first quarter of 2011. Results for the three months ended March 31, 2011 include a pre-tax gain of $50.3 million from the sale of the timber deed to an investment fund. Excluding the gain resulting from the timber deed, the Company reported losses in the first quarter of 2011 primarily due to the impact of continuing economic challengers and restructuring expenses.

Consolidated Results

Revenues and expenses. The following table sets forth a comparison of revenues and certain expenses of our operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Difference	% Change
	Dollars in millions
Revenues:
Real estate sales	$14.0	$5.2	$8.8	166.2%
Resort and club revenues	6.3	5.1	1.2	23.5
Timber sales	9.5	62.6	(53.1)	(84.8)
Other	0.7	0.5	0.2	40.0

Total	30.5	73.4	(42.9)	(58.4)%

Expenses:
Cost of real estate sales	7.7	1.8	5.9	327.7%
Cost of resort and club revenues	6.9	6.6	0.3	4.5
Cost of timber sales	6.3	6.2	0.1	1.6
Cost of other revenues	0.7	0.5	0.2	40.0
Other operating expenses	3.7	7.0	(3.3)	(47.1)
Corporate expenses	4.4	18.2	(13.8)	(75.7)
Depreciation and amortization	2.3	6.5	(4.2)	(64.6)
Impairment losses	—	0.8	(0.8)	(100.0)
Restructuring charges	0.1	4.5	(4.4)	(97.7)

Total	$32.1	$52.1	$(20.0)	(38.4)%

Operating (Loss) Income	$(1.6)	$21.3	$(22.9)

Real estate revenues. Real estate sales for the quarter ended March 31, 2012 increased approximately 170% from the same results for the quarter ended March 31, 2011, driven in large part by the following:

•	Increased revenues from homesite closings from sales to national and local homebuilders, contributing an additional $1.5 million of revenue quarter over quarter,

•

Two commercial land sales in the quarter ended March 31, 2012, contributing an additional $5.8 million of revenue over the amount generated from one significant land sale in the quarter ended March 31, 2011, and

•	A rural land sale in the quarter ended March 31, 2012 contributing an additional $1.5 million of revenue over the same amount generated from one rural land sale in the quarter ended March 31, 2011.

Resort and club revenues. Resort and club revenues increased approximately $1.2 million over the quarters ended March 31, 2012 and 2011, driven by rate increases, increased occupancy rates and improved operating margins within our four primary property operations.

Timber revenues. Excluding the $54.5 million impact of the timber deed sale (discussed below) in the first quarter of 2011, timber revenues increased approximately $1.4 million on a quarter over quarter comparison as a result of increases in open market sales.

Other operating and Corporate expenses. The quarter over quarter decrease of approximately $17.1 million in other operating and corporate expenses is a reflection of two primary drivers:

•

A reduction in stock-based compensation from $8.5 million for the quarter ended March 31, 2011 to $0.5 million for the quarter ended March 31, 2012, which resulted from substantially all elements in our stock-compensation programs becoming fully vested and exercised during 2011, or cancelled or forfeited through the quarter ending March 31, 2012, and

•	The continued execution of our expense reduction initiatives introduced in 2011 to align our operating and support cost structure with our repositioned investment and growth strategy.

Restructuring charge. Restructuring charges were limited in the quarter ended March 31, 2012 as programs commencing in periods prior to 2012 were substantially complete at the beginning of the quarter.

Depreciation and Amortization. The decline in depreciation and amortization costs in the quarter over quarter period results from the impairment of our long-lived assets in the fourth quarter of 2011. The reduction in the carrying cost to many of these assets necessarily reduced the balances subject to depreciation in the quarter ended March 31, 2012 and periods subsequent thereto, compared to the balances subject to depreciation for the quarter ended March 31, 2011.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

We believe our residential sales are showing signs of recovery in some of our Northwest Florida projects. However, our residential sales remain weak in the remainder of our communities. The real estate downturn and weak economic recovery have exerted negative pressure on the demand for real estate products in our markets. Inventories of resale homes and homesites remain high in certain of our markets and prices remain depressed. With the U.S. and Florida economies battling the adverse effects of home foreclosures, severely restrictive credit, significant inventories of unsold homes and uncertain economic conditions, the timing of a sustainable recovery to all our residential projects remains uncertain.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The table below sets forth the results of continuing operations of our residential real estate segment for the three Months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	Dollars in Millions
Revenues:
Real estate sales	$3.6	$2.2
Resort and club revenues	6.3	5.1
Other revenues	0.6	0.4

Total revenues	10.5	7.7

Expenses:
Cost of real estate sales	2.4	1.7
Cost of resort and club revenues	6.9	6.6
Cost of other revenues	0.5	0.4
Other operating expenses	2.4	4.5
Depreciation and amortization	1.6	2.5
Impairment loss	0.0	0.0
Restructuring charge	0.0	0.0

Total expenses	13.8	15.7

Other (expense) income	(0.5)	(0.8)

Pre-tax (loss) from continuing operations	$(3.8)	$(8.8)

Real estate sales include the sale of homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development and construction overhead; warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor, WaterSound and WindMark Beach vacation rental programs and other resort, golf, club and marina operations. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Homes	Homesites	Total	Homes	Homesites	Total
	Dollars in millions
Sales	$0.0	$3.6	$3.6	$0.0	$2.2	$2.2
Cost of sales:
Direct costs	0.0	2.2	2.2	0.0	1.4	1.4
Selling costs	0.0	0.1	0.1	0.0	0.1	0.1
Other indirect costs	0.0	0.1	0.1	0.0	0.2	0.2

Total cost of sales	0.00	2.4	2.4	0.0	1.7	1.7

Gross profit	$0.0	$1.2	$1.2	$0.0	$0.5	$0.5

Gross profit margin	0%	33%	33%	0%	23%	23%
Units sold	0	31	31	0	22	22

Homesite closings and revenues have increased due to the sale of homesites to national and local homebuilders. The sales to the homebuilders may generate additional revenues and gross profit in future periods upon the sale to the end-user.

The following table sets forth home and homesite sales activity by geographic region and property type:

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
	Dollars in millions
Northwest Florida:
Resort
Single-family homes	0	$0.0	$0.0	$0.0	0	$0.0	$0.0	$0.0
Homesites	13	2.7	1.7	1.0	14	1.9	1.4	0.5
Primary
Single-family homes	0	$0.0	$0.0	$0.0	0	$0.0	$0.0	$0.0
Homesites	15	0.8	0.6	0.2	8	0.3	0.3	0.0
Northeast Florida:
Single-family homes	0	$0.0	$0.0	$0.0	0	$0.0	$0.0	$0.0
Homesites	3	0.1	0.1	0.0	0	0.0	0.0	0.0

Total	31	$3.6	$2.4	$1.2	22	$2.2	$1.7	$0.5

Our Northwest Florida resort and seasonal communities included WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities included Breakfast Point and Southwood. Our sole Northeast Florida community, RiverTown, is primary.

The following factors also contributed to the results of operations shown above:

•

For our Northwest Florida resort and seasonal communities, homesite revenues increased in 2012 as compared to 2011 primarily due to the increased price levels at our WaterBeach and WaterSound West Beach communities; and

•

In our Northwest Florida primary communities, homesite closings and revenue increased in 2012 as compared to 2011 due to sales to homebuilders, some of which may generate additional revenues and gross profits in future periods upon sale to the end-user.

Resort and club revenues include revenue from the WaterColor Inn, WaterColor, WaterSound Beach and WindMark Beach vacation rental programs and other resort, golf, club and marina operations. Total resort and club revenues were $6.3 million for the quarter ended March 31, 2012 with related costs of $6.9 million as compared to revenue totaling $5.1 million for the quarter ended March 31, 2011 with $6.6 million in related costs. Increased revenues were primarily due to increased activity at our resorts, resulting in higher occupancies, room rates and ancillary revenue at our resort lodging operations as well as stronger activity and rates at our golf courses. Related costs also increased in conjunction with the stronger activity, but operating margins improved due to cost reductions in our resorts and the incremental impact of higher revenues on a cost base that has many fixed components.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $2.4 million for the quarter ended March 31, 2012 as compared to $4.5 million for the quarter ended March 31, 2011. The decrease of $2.1 million in operating expenses was primarily due to reductions in employee costs, marketing, homeowners association funding costs, warranty and real estate taxes.

Other expense decreased $0.4 million during the first quarter 2012 as compared to the first quarter of 2011 which was primarily due to insurance proceeds and reduction in litigation involving a contract dispute related to a 1997 purchase of land for our former Victoria Park Community, which was settled in 2011.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	Dollars in Millions
Revenues:
Real estate sales	$6.0	$0.2
Other revenue	0.2	0.1

Total revenues	6.2	0.3

Expenses:
Cost of real estate sales	3.2	—
Cost of other revenues	0.2	—
Other operating expenses	0.7	1.6
Depreciation and amortization	0.2	—
Impairment Losses	—	0.8

Total expenses	4.3	2.4
Other income	—	0.2

Pre-tax (loss) from continuing operations	$1.9	$(1.9)

During the three months ended March 31, 2012, there were two commercial land sales in Northwest Florida for a total of 17.53 acres at an average price of $343,000 per acre, and one in Northwest Florida during the three months ended March 31, 2011 of 1.13 acres at an average price of $192,000 per acre.

Other revenue primarily relates to lease income from long-term leases in Northwest Florida.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other operating expenses were $0.7 million in the first quarter of 2012 compared to $1.6 million in the first quarter for 2011. The decrease of $0.9 million was primarily due to reductions in employee costs, professional fees, and marketing expenses.

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land sales segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The table below sets forth the results of operations of our rural land sales segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	Dollars in Millions
Revenues:
Real estate sales	$4.3	$2.8

Expenses:
Cost of real estate sales	2.0	0.1
Other operating expenses	0.2	0.5
Restructuring charge	0.0	0.0

Total expenses	2.2	0.6

Other income	0.0	0.1

Pre-tax income from continuing operations	$2.1	$2.3

Rural land sales for the three months ended March 31 are as follows:

	Number of Sales	Number of Acres	Average Price per Acre	Gross Sales Price	Gross Profit
				Dollars in Millions
Three Months Ended:
March 31, 2012	1	2,855	$1,500	$4.3	$2.2
March 31, 2011	1	98	$28,000	$2.8	$2.7

During the three months ended March 31, 2012, we closed one land sale of 2,855 acres in Northwest Florida for $4.3 million, or $1,500 per acre, compared to one sale of 98 acres in Northcentral Florida for $2.8 million, or $28,000 per acre, for the three months ended March 31, 2011. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold and its highest and best use. As a result, average prices will vary from one parcel to another and one period to another. In the case of the 2,855 acre land sale referenced above, we sold a non-strategic parcel of land that was not connected to any of our other property. The price at which it was sold was comparable to the value of the surrounding property. The cost basis for this particular piece of property was relatively high due to the capital improvements that had been made to the property. We may continue to sell non-strategic property in the future if the opportunity arises.

Other operating expenses included salaries and benefits, marketing, and other administrative expenses. Other operating expenses were $0.2 million in the first quarter of 2012 compared to $0.5 million in the first quarter of 2011. The decrease of $0.3 million in operating expenses was primarily due to reductions in employee costs.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties.

Three Months Ended March 31, 2012 and 2011

The table below sets forth the results of the continuing operations of our forestry segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	Dollars in Millions
Revenues:
Timber sales	$9.5	$62.6
Expenses:
Cost of timber sales	6.3	6.2
Other operating expenses	0.4	0.4
Depreciation and amortization	0.5	3.7
Restructuring charge	—	—

Total expenses	7.2	10.3

Other income	0.5	0.5

Pre-tax income from continuing operations	$2.8	$52.8

Timber sales during the three months ended March 31, 2012 and March 31, 2011 arose from sales of wood fiber to RockTenn, pursuant to our wood fiber agreement and sale in the open market. In November 2010, we entered into a Wood Fiber Supply Agreement with RockTenn, which increased our pricing terms by approximately 25%, to more closely mirror current market rates. The new agreement expires on December 31, 2017, and replaces the existing wood fiber supply agreement that was scheduled to expire on June 30, 2012. RockTenn has a Panama City, Florida mill which is the largest consumer of pine pulpwood logs within the immediate area where most of our timberlands are located. Sales under this agreement were $3.5 million (138,000 tons) in the first quarter of 2012 and $4.0 million (155,000 tons) during the first quarter of 2011, which reflects price stability during the first quarter of 2012.

Open market sales within our Forestry segment in the first quarter totaled $6.0 million (213,000 tons) in 2012 as compared to $58.6 million (3,060,000 tons) in 2011. First quarter 2011 results include the sale of a 2.9 million ton timber deed for $55.9 million in revenue which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. As part of the agreement, we also entered into a Thinning Supply Agreement to purchase First Thinning of timber included in the timber deed at fair market value from the investment fund. We recognized revenue of $54.5 million related to the timber deed in 2011, with $1.4 million recorded as an imputed lease to be recognized over the life of the timber deed. The resulting pre-tax gain on this timber deed transaction, net of cost of sales and depletion of $4.2 million, was $50.3 million during the first quarter. Excluding the impact of timber deed sale, pricing for open market sales was relatively flat compared to the first quarter of 2011.

Other income, which consists primarily of income from hunting leases, was $0.5 million during the first quarters of 2012 and 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $165.7 million, compared to $162.4 million as of December 31, 2011.

We invest our excess cash primarily in bank deposit accounts, government-only money market mutual funds, short term U.S. treasury investments and overnight deposits, which we believe are highly liquid, as we intend to keep such funds readily available for operating expenses and strategic long-term investment purposes.

We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our currently anticipated working capital needs and capital expenditures.

We currently expect to incur approximately $20.9 million of capital expenditures during the remainder of 2012. These capital expenditures primarily relate to development of our residential and commercial real estate projects, construction of amenities at these facilities, and includes the construction of a new build to suit at VentureCrossings.

In 2010, we entered into a strategic alliance agreement with Southwest Airlines to facilitate low-fare air service to the new Northwest Florida Beaches International Airport. We have agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service by making break-even payments. There has been no reimbursement required since the effective date of the agreement in May 2010.

Cash Flows from Operating Activities

Net cash provided by operations was $3.6 million for the three months ended March 31, 2012 as compared to $37.4 million for the same period in 2011. The 2011 cash flows provided by operations includes $55.9 million in proceeds related to the timber deed. During the period ended March 31, 2012, capital expenditures relating to our residential real estate segment were $3.8 million. Additional capital expenditures were $4.4 million, primarily related to commercial real estate development in VentureCrossings.

Cash Flows from Investing Activities

Net cash used in investing activities was $(0.2) million in the first three months of 2012 compared to net cash used of $(0.3) million in the first three months of 2011.

Cash Flows from Financing Activities

Net cash used in financing activities was $(0.2) million in the first three months of 2012 compared to $(4.8) million in the first three months of 2011. During 2011, net cash used in financing activities primarily related to payment of taxes on behalf of employees’ related to stock-based compensation.

Off-Balance Sheet Arrangements

There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2011, during the first quarter of 2012.

Contractual Obligations and Commercial Commitments

There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2011, during the first quarter of 2012.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectation regarding capital expenditures during 2012, and the reduced amount of future capital expenditures that will be required to complete certain projects;

•	our intent to reduce future capital expenditures and reposition certain assets, and our expectation regarding the sale of such assets;

•	our expectation regarding the effect of our new investment strategy;

•	our expectation that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures;

•	our expectation regarding the completion of the build-to-suit facility at the VentureCrossings site;

•	our expectation regarding payments against our claims stemming from the Deepwater Horizon Oil Spill;

•	our expectation regarding the commencement of rent at the Port St. Joe facility;

•

our expectation regarding the impact of pending litigation matters or governmental proceedings on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us; and

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

•

reductions in the availability of mortgage financing or property insurance, increases in foreclosures, interest rates, the cost of property insurance, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing and other factors that affect the desire or ability of our customers to purchase new homes in markets in which we conduct our business;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to successfully dispose of our repositioned assets and other properties at expected prices and within anticipated time frames;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure;

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•	the adverse impact of Deepwater Horizon oil spill to the economy and future growth of Northwest Florida and other coastal states;

•	the amounts and timing of any recoveries arising from the Horizon Deepwater Oil Spill litigation;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC inquiry;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	a reduction or termination of air service at Northwest Florida Beaches International Airport, especially any reduction or termination of Southwest Airlines’ service;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	expectations regarding the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	significant tax payments arising from any acceleration of deferred taxes;

•	our ability to successfully estimate the impact of certain accounting and tax matters; and

•	our ability to capitalize on our cost reduction initiatives implemented in 2011, and the impact of our restructuring initiatives on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2011, during the first quarter of 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2010, we filed a lawsuit in the Superior Court of the State of Delaware in New Castle County against Transocean Holdings, LLC, Transocean Offshore Deepwater Drilling, Inc., Transocean Deepwater, Inc. and Triton Asset Leasing GmbH (collectively, “Transocean”). The lawsuit alleges that Transocean, the owner of the drilling rig, was grossly negligent in the operation and maintenance of the drilling rig and its equipment and in overseeing drilling activities on the rig leading to the blowout of the well. We are seeking compensatory and punitive damages. On March 15, 2011, Judge Leonard Stark of the United States District Court for the District of Delaware issued an order in our action against Transocean Holdings, LLC and its related entities agreeing with us that the case must proceed in Delaware state court, not in federal court. Transocean appealed that ruling to the Third Circuit Court of Appeals, which promptly dismissed the appeal. On March 25, 2011, Judge Carl Barbier of the United States District Court for the Eastern District of Louisiana, who is overseeing the federal multidistrict litigation against a number of the Deepwater Horizon defendants, temporarily stayed our case against Transocean. We are voluntarily dismissing the lawsuit in Delaware against Transocean that is stayed in accordance with Judge Barbier’s March 25, 2011 order and will proceed against Transocean in the federal multidistrict litigation

On August 4, 2010, we filed a lawsuit in the Superior Court of the State of Delaware in New Castle County against Halliburton Energy Services, Inc. (“Halliburton”). The lawsuit alleges that Halliburton, the cementing contractor for the oil well, was grossly negligent in its management of the well cementing process leading to the blowout of the well. We are seeking compensatory and punitive damages.

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

Shareholder Lawsuits

We have an ongoing securities class action lawsuit against St. Joe and certain of our current and former officers pending before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of the Company and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. On March 15, 2012, plaintiff file a notice of appeal to the United States Court of Appeals for the Eleventh Circuit and that appeal is currently pending.

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The complaints seek an unspecified amount in damages. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions and seeking an unspecified amount in damages. St. Joe and the individual defendants have not been served with the Shurkin complaint. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. Further action in the Nakata and Packer action is awaiting resolution of the Meyer action discussed above.

Securities and Exchange Commission Investigation

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

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) On March 2, 2012, the Company granted Park Brady 36,023 shares of restricted stock, which vested immediately on the grant date. The restricted stock had a grant date fair value of $15.99. Mr. Brady elected to receive 36,023 shares of stock in lieu of his 2011 discretionary cash bonus.

As previously disclosed on the Form 8-K filed with the SEC on March 13, 2012, Janna L. Connolly resigned from her position as Senior Vice President and Chief Financial Officer of Company. On March 23, 2012, the Company entered into a Separation Agreement with Ms. Connolly pursuant to which Ms. Connelly received the severance amounts due under her employment agreement with the Company dated as of September 29, 2009.

Item 6. Exhibits

Exhibit Number	Description

*10.47	Restricted Stock Agreement, dated March 2, 2012, between Park Brady and The St. Joe Company.

*10.48	Separation Agreement, dated March 23, 2012, between Janna L. Connolly and The St. Joe Company.

*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity (iv) the Consolidated Statements of Cash Flow and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: May 3, 2012	/s/ Park Brady
Park Brady Chief Executive Officer

Date: May 3, 2012	/s/ Thomas J. Hoyer
Thomas J. Hoyer Chief Financial Officer