Form 10-Q
period 2012-06-30
ST JOE CO
filed 2012-08-03
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 1-10466

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

As of July 27, 2012, there were 92,292,071 shares of common stock, no par value, issued and 92,292,071 outstanding, with 16,195 shares of treasury stock.

THE ST. JOE COMPANY

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

Assets	(Unaudited) June 30, 2012	December 31, 2011
Investments in real estate	$387,533	$387,202
Cash and cash equivalents	169,899	162,391
Notes receivable	4,107	4,563
Pledged treasury securities	22,274	23,299
Prepaid pension asset	34,573	35,125
Property, plant and equipment, net	13,582	14,946
Deferred tax asset	11,594	11,715
Other assets	22,816	22,050

	$666,378	$661,291

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$51,703	$53,458
Accounts payable	19,514	16,450
Accrued liabilities and deferred credits	50,404	47,491

Total Liabilities	121,621	117,399

Stockholders’ Equity:
Common stock, no par value; 180,000,000 shares authorized; 92,292,071 and 92,267,256 shares outstanding at June 30, 2012 and December 2011, respectively	891,926	890,314
Accumulated deficit	(337,569)	(336,873)
Accumulated other comprehensive loss	(9,662)	(9,880)
Treasury stock at cost, 16,195 and zero shares held at June 30, 2012 and December 31, 2011, respectively	(260)	—

Total Stockholders’ Equity	544,435	543,561

Noncontrolling interest	322	331

Total equity	544,757	543,892

Total Liabilities and Stockholders’ Equity	$666,378	$661,291

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Real estate sales	$4,983	$3,482	$18,928	$8,694
Resort and club revenues	14,755	12,974	21,098	18,086
Timber sales	9,731	8,166	19,226	70,790
Other revenues	888	662	1,621	1,150

Total revenues	30,357	25,284	60,873	98,720

Expenses:
Cost of real estate sales	2,860	2,765	10,525	4,545
Cost of resort and club revenues	11,508	10,996	18,372	17,570
Cost of timber sales	6,184	5,956	12,520	12,196
Cost of other revenues	550	537	1,247	1,030
Other operating expenses	4,253	6,259	7,994	13,269
Corporate expense, net	4,894	8,278	9,325	26,525
Depreciation and amortization	2,457	3,446	4,785	9,950
Impairment losses	—	1,697	—	2,479
Restructuring charges	18	5,926	73	10,402

Total expenses	32,724	45,860	64,841	97,966

Operating (loss) income	(2,367)	(20,576)	(3,968)	754

Other income (expense):
Investment income, net	332	165	808	372
Interest expense	(657)	(985)	(1,488)	(1,982)
Other, net	2,852	1,123	4,588	2,250

Total other income	2,527	303	3,908	640

Income (loss) from operations before equity in (loss) of unconsolidated affiliates and income taxes	160	(20,273)	(60)	1,394
Equity in loss of unconsolidated affiliates	(9)	(16)	(20)	(40)
Income tax (benefit) expense	(22)	(6,946)	625	607

Net income (loss)	173	(13,343)	(705)	747
Less: Net (loss) attributable to noncontrolling interest	(3)	(7)	(9)	(16)

Net income (loss) attributable to the Company	$176	$(13,336)	$(696)	$763

EARNINGS (LOSS) PER SHARE
Basic
Weighted average shares outstanding	92,293,017	92,207,304	92,279,035	92,401,380

Net income (loss) attributable to the Company	$—	$(0.14)	$(0.01)	$0.01

Diluted
Weighted average shares outstanding	92,293,017	92,207,304	92,279,035	92,408,384

Net (loss) income attributable to the Company	$—	$(0.14)	$(0.01)	$0.01

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss):	$173	$(13,343)	$(705)	$747
Other comprehensive income, net of tax:
Amortization of pension and postretirement benefit costs, net	(220)	4,523	218	4,692

Total comprehensive (loss) income	$(47)	$(8,820)	$(487)	$5,439

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive loss	Treasury Stock	Non-controlling Interest	Total
	Shares	Amount
Balance, December 31, 2011	92,267,256	$890,314	$(336,873)	$(9,880)	$—	$331	$543,892
Comprehensive income:
Net (loss)			(696)			(9)	(705)
Amortization of pension and postretirement benefit costs, net				218			218

Total comprehensive (loss)							(487)
Issuances of common stock	65,858	1,076					1,076
Forfeitures of restricted stock	(31,514)				(108)		(108)
Excess (reduction in) tax benefit on options exercised and vested restricted stock		503					503
Amortization of stock-based compensation		33					33
Treasury shares received in lieu of taxes to be remitted on share award	(9,529)				(152)		(152)

Balance, June 30, 2012	92,292,071	$891,926	$(337,569)	$(9,662)	$(260)	$322	$544,757

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net (loss) income	$(705)	$747
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	4,785	9,950
Stock-based compensation	1,002	8,383
Loss on disposal of plant, property and equipment	272	—
Equity in loss of unconsolidated joint ventures	21	40
Deferred income tax expense	121	2,658
Impairment losses	—	2,479
Cost of operating properties sold	9,835	4,287
Expenditures for operating properties	(13,764)	(9,906)
Pension charges	771	1,713
Changes in operating assets and liabilities:
Notes receivable	456	1,174
Other assets	(860)	(767)
Accounts payable and accrued liabilities	5,847	8,448
Income taxes payable	—	(2,484)

Net cash provided by operating activities	7,781	26,722

Cash flows from investing activities:
Purchases of property, plant and equipment	(201)	(1,556)
Proceeds from disposition of property, plant and equipment	8	—
Contribution of capital to unconsolidated affiliates	—	(4,434)

Net cash used in investing activities	(193)	(5,990)

Cash flows from financing activities:
Proceeds from exercises of stock options	—	100
Repayments of other long-term debt	(431)	(166)
Distributions to minority interest partner	—	(9)
Excess tax benefits from stock-based compensation	503	53
Taxes paid on behalf of employees related to stock-based compensation	(152)	(4,708)

Net cash used in financing activities	(80)	(4,730)

Net increase in cash and cash equivalents	7,508	16,002
Cash and cash equivalents at beginning of period	162,391	183,827

Cash and cash equivalents at end of period	$169,899	$199,829

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

The St. Joe Company (the “Company”) is a Florida-based real estate developer and manager. The Company owns approximately 571,000 acres of land concentrated primarily in Northwest Florida and has significant residential and commercial land-use entitlements in hand or in process. The majority of land not under development or part of the various commercial resort and club properties is used for the growing and selling of timber or is available for sale.

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

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company adheres to the same accounting policies in preparation of its interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

Homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. Management identifies homesites as being substantially completed and ready for sale when the properties are being actively marketed with an intent is to sell such properties in the near term and under current market conditions. Other homesites for which management does not intend to sell in the near term under current market conditions are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.

For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	The projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	Estimated pricing and projected price appreciation over time, which can range from 0% to 10% annually;

•	The trajectory of price appreciation over the estimated selling period;

•	The length of the estimated development and selling periods, which can range from 4 to 13 years depending on the size of the development and the number of phases to be developed;

•	The amount of remaining development costs and holding costs to be incurred over the selling period;

•	For bulk land sales of undeveloped and developed parcels, future pricing based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	For commercial development property, future pricing based on sales of comparable property in similar markets; and

•	Whether liquidity is available to fund continued development.

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

Timber Deed

Timber deed sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e. mature pulpwood and/or sawlogs) on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations under the timber deed contract. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete. Under a timber deed, the buyer or some other third party is responsible for all logging and hauling costs, if any, and the timing of such activity.

On March 31, 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of a timber deed which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Pursuant to the agreement, the Company entered into timber deeds conveying ownership of the trees but retaining ownership of the underlying land. Furthermore, as part of the agreement, the Company also entered into a Thinnings Supply Agreement, pursuant to which we agreed, to the extent that the buyer decided to conduct “First Thinnings”, to purchase 85% of such First Thinnings at fair market value. During the three and six months ended June 30, 2012, the Company purchased approximately $0.1 million and $0.3 million, respectively, of First Thinnings. During the three and six months ended June 30, 2011, the Company purchased approximately $0.6 million of First Thinnings, and recognized $54.5 million in revenue related to the timber deed with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deed.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of the current presentation of comprehensive income.

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued guidance to enhance disclosures about offsetting assets and liabilities. Entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to impact its financial condition or results of operations.

2. Stock-Based Compensation and Earnings Per Share

On May 12, 2009, the Company adopted The St. Joe Company 2009 Equity Incentive Plan whereby options, stock appreciation rights, restricted stock, restricted stock units and performance awards may be granted to directors and employees. The 2009 Equity Incentive Plan provides for the issuance of a maximum of 2.0 million shares of the Company’s common stock. As of June 30, 2012, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.

Stock-Based Compensation

The changes to the composition of the Company’s board of directors, which occurred during the first quarter of 2011, constituted a “change in control event” under the terms of certain of the Company’s incentive plans. As a result, during March 2011, the Company accelerated the vesting of approximately 300,000 restricted stock units resulting in $6.2 million in accelerated stock compensation expense.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. Stock-based compensation cost may be recognized over a shorter requisite service period if an employee meets retirement eligibility requirements. Upon exercise of stock options pursuant to the Company’s employee stock purchase plan, the Company will issue new common stock. The 15% discount at which employees purchased the Company’s common stock through payroll deductions was recognized as compensation expense. The Company discontinued the employee stock purchase plan as of July 1, 2011.

Service-Based Grants

A summary of the service-based restricted stock unit activity during the six months ended June 30, 2012 is presented below:

Service Based Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	37,815	$26.99
Granted	—	—
Vested	(24,076)	23.13
Forfeited	(1,656)	21.52

Balance at June 30, 2012	12,083	$21.52

As of June 30, 2012, there was less than $0.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock unit and stock option compensation arrangements which will be recognized over a weighted average period of four years.

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

A summary of the market condition restricted stock unit activity during the six months ended June 30, 2012 is presented below:

Market Condition Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	23,192	$15.69
Granted	—	—
Vested	—	—
Forfeited	(23,192)	15.69

Balance at June 30, 2012	—	$—

Total stock-based compensation recognized in the consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock-based compensation expense	$510	$(87)	$1,002	$8,383

Included in directors fee expense for the three months ended June 30, 2012 is approximately $0.5 million in compensation related to the issuance of 29,835 immediately vested common shares issued to five members of the Board of Directors of the Company in May 2012. Included in compensation expense for the six months ended June 30, 2012 is approximately $0.6 million in compensation related to the issuance of 36,023 immediately vested common shares issued to the Chief Executive Officer of the Company in lieu of a cash bonus in January 2012.

Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and service-based restricted stock units. Stock options and restricted stock units are not considered in any diluted earnings per share calculations when the Company has a loss from continuing operations. Restricted stock units are treated as contingently issuable shares and are issued and outstanding only upon the satisfaction of the market conditions.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic average shares outstanding	92,293,017	92,207,304	92,279,035	92,401,380
Net effect of stock options assumed to be exercised	—	—	—	7,004
Net effect of restricted stock units assumed to be vested	—	—	—	—

Diluted average shares outstanding	92,293,017	92,207,304	92,279,035	92,408,384

3. Fair value measurements

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments

Assets and liabilities measured at fair value on a recurring basis are as follows:

Fair value as of June 30, 2012:

	Fair Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$152,109	$152,109	$—	$—
Retained interest in entities	10,928	—	—	10,928

Total, net	$163,037	$152,109	$—	$10,928

Fair value as of December 31, 2011:

	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$148,985	$148,985	$—	$—
Retained interest in entities	10,707	—	—	10,707

Total, net	$159,692	$148,985	$—	$10,707

The Company has recorded a retained interest with respect to the monetization of certain installment notes, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.2 million and $0.3 million during the six months ended June 30, 2012 and 2011, respectively. The Company will receive the payment of the remaining principal on the installment notes during 2022, 2023 and 2024.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not make any changes in previously projected cash flows during the six months ended June 30, 2012 or 2011.

The following is a reconciliation of the Company’s retained interest:

2012
Balance, January1	$10,707
Additions	—
Accretion of interest income	221

Balance, June 30	$10,928

In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its consolidated balance sheets in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and financial position.

Guarantees

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport (see Note 15 “Commitments and Contingencies”). The Company agreed to reimburse Southwest Airlines in the form of a guarantee if it incurred losses on its service at the airport during the first three years of service by making specified break-even payments. At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality.

Effective July 1, 2012, the Company and Southwest Airlines mutually agreed to terminate this agreement. In conjunction with the termination of this agreement, the Company recorded $0.8 million of other income at June 30, 2012 as a result of eliminating a reserve liability recorded at the inception of the agreement. As of June 30, 2012, no payments were due to Southwest Airlines at the effective date of termination.

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not record any impairment charges in the three or six months ended June 30, 2012. During the three months ended June 30, 2011, management made the decision to dispose of four homes to avoid the ongoing maintenance and other holding costs. One of these homes included a 53 acre parcel which the Company had initially developed as a rural retreat community. As a result, long-lived assets sold or held for sale with a carrying amount of $4.6 million were written down to their fair value of $2.9 million, resulting in a loss of $1.7 million, which was included in impairment losses for the three months ended June 30, 2011. In addition, the Company impaired $0.8 million of predevelopment costs related to the construction of the Company’s previously proposed new headquarters in Northwest Florida in the six months ended June 30, 2011.

4. Investment in Real Estate

Real estate by property type and segment includes the following:

	June 30, 2012	December 31, 2011
Operating property:
Residential real estate	$136,626	$136,563
Commercial	5,372	4,691
Rural land sales	139	139
Forestry	58,031	58,087
Other	410	410

Total operating property	200,578	199,890

Development property:
Residential real estate	157,893	157,245
Commercial	60,406	57,600
Rural land sales	7,959	9,573

Total development property	226,258	224,418

Investment property:
Commercial real estate	700	700
Forestry	953	953
Other	3,471	3,471

Total investment property	5,124	5,124

Investment in unconsolidated affiliates:
Residential real estate	2,238	2,259

Total real estate investments	434,198	431,691
Less: accumulated depreciation	(46,665)	(44,489)

Investments in real estate	$387,533	$387,202

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

5. Notes Receivable

Notes receivable consists of the following:

	June 30, 2012	December 31, 2011
Various builder notes, non-interest bearing — 5.0% at June 30, 2012 and December 31, 2011, respectively, due October 2012 thru January 2013	$295	$712
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,773	2,768
Various mortgage notes, secured by certain real estate bearing interest at various rates	1,039	1,083

Total notes receivable	$4,107	$4,563

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2012	December 31, 2011	Estimated Useful Life (in years)
Transportation property and equipment	$10,140	$10,140	3
Machinery and equipment	18,662	18,978	3 – 10
Office equipment	19,349	19,845	5 – 10
Autos and trucks	1,731	1,951	5 – 10

	49,882	50,914
Less: Accumulated depreciation	(36,685)	(36,514)

	13,197	14,400
Construction in progress	385	546

Total	$13,582	$14,946

Depreciation expense on property, plant and equipment was $2.4 million and $4.7 million for the three months and six months ended June 30, 2012, respectively, and $3.0 million and $9.3 million for the three and six months ended June 30, 2011, respectively.

7. Other Assets

Other assets consist of the following:

	June 30, 2012	December 31, 2011
Cash in escrow	$1,204	$748
Accounts receivable	3,795	5,061
Income tax receivable	222	69
Prepaid expenses	4,016	3,106
Inventory	1,089	877
Retained interest in entities	10,928	10,707
Intangible assets	218	310
Other assets	1,344	1,172

Total other assets	$22,816	$22,050

8. Restructuring

On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. On April 11, 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to the Company’s 2011 restructuring program. In connection with these terminations, the Company expensed nominal amounts during the three and six months ended June 30, 2012, and expensed $5.9 million and $10.1 million, respectively, during the three and six months ended June 30, 2011. The charges associated with the Company’s 2011 restructuring program by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
Three Months Ended June 30, 2012:
One-time termination benefits to employees	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2011:
One-time termination benefits to employees	$164	$1,657	$199	$—	$3,853	$5,873

Six Months Ended June 30, 2012:
One-time termination benefits to employees	$1	$—	$1	$—	$—	$2

Six Months Ended June 30, 2011:
One-time termination benefits to employees	$164	$1,657	$199	$—	$8,060	$10,080

Cumulative restructuring charges, January 1, 2011 through June 30, 2012	$624	$1,659	$209	$77	$8,364	$10,933

Remaining one-time termination benefits to employees — to be incurred during 2012	$—	$—	$—	$—	$—	$—

During 2010, the Company relocated its corporate headquarters from Jacksonville, Florida to WaterSound, Florida. The Company also consolidated other existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location. In connection with these initiatives, the Company expensed $0.1 million and $0.1 million, respectively, during the three and six months ended June 30, 2012, and expensed less than $0.1 million during the during the three months ended June 30, 2011, and $0.3 million during the six months ended June 30, 2011.

The charges associated with the Company’s 2010 restructuring and relocation program by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
Three Months Ended June 30, 2012:
One-time termination and relocation benefits to employees	$(22)	$—	$—	$—	$40	$18

Three Months Ended June 30, 2011:
One-time termination and relocation benefits to employees	$9	$—	$—	$—	$44	$53

Six Months Ended June 30, 2012:
One-time termination benefits to employees	—	—	—	—	71	71

Six Months Ended June 30, 2011:
One-time termination benefits to employees	52	(3)	(12)	—	285	322

Cumulative restructuring charges, January 1, 2010 through June 30, 2012	$1,034	$43	$769	$193	$3,899	$5,938

Remaining one-time termination benefits to employees — to be incurred during 2012	$—	$—	$—	$—	$—	$—

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring. At June 30, 2012, the accrued liability associated with the relocation and restructuring programs consisted of the following:

	Balance at December 31, 2011	Costs Accrued	Payments	Balance at June 30, 2012	Due within 12 months
One-time termination benefits to employees — 2010 restructuring and relocation programs	$8	$71	$76	$3	$3

One-time termination benefits to employees — 2011 restructuring program	$782	$2	$560	$224	$224

Total	$790	$73	$636	$227	$227

9. Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits consist of the following:

	June 30, 2012	December 31, 2011
Accrued compensation	$2,540	$1,687
Restructuring liability	227	790
Environmental and insurance liabilities	1,856	1,887
Deferred revenue	30,346	29,859
Retiree medical and other benefit reserves	89	100
Legal	1,572	2,972
Other accrued liabilities	13,774	10,196

Total accrued liabilities and deferred credits	$50,404	$47,491

Deferred revenue at June 30, 2012 and December 31, 2011 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of June 30, 2012, 1,595 acres remained to be transferred.

10. Debt

Debt at June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
Non-recourse defeased debt, interest payable monthly at 5.6% at June 30, 2012 and December 31, 2011, secured and paid by pledged treasury securities, due October 1, 2015 (includes unamortized premium of $1.7 million at June 30, 2012)	$22,274	$23,299
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.7% to 7.15% at June 30, 2012	29,429	30,159

Total debt	$51,703	$53,458

The aggregate maturities of debt subsequent to June 30, 2012 are as follows (a):

2012	$993
2013	1,654
2014	1,580
2015	18,266
2016	84
Thereafter	29,126

Total	$51,703

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $22.3 million.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying either as the property is sold by the Company or when assessed to the Company by the CDD. Accordingly, the Company has recorded debt of $29.4 million and $30.2 million related to CDD debt as of June 30, 2012 and December 31, 2011, respectively. Total outstanding CDD debt was $56.0 million at June 30, 2012 and $56.8 million at December 31, 2011.

In connection with the sale of the Company’s office building portfolio in 2007, the Company has approximately $22.3 million of defeased debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 since the transaction was not considered to be an extinguishment of debt.

11. Employee Benefit Plans

A summary of the net periodic benefit (credit) follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$(615)	$999	$425	$3,013
Interest cost	(491)	307	390	651
Expected return on assets	1,382	(787)	(1,225)	(1,628)
Prior service costs	(220)	173	218	351
Actuarial loss	—	—	—	—
Curtailment charges	—	1,713	—	1,713
Settlement charges	963		963

Net periodic pension cost	$1,019	$2,405	$771	$4,100

The Company remeasures its plan assets and benefit obligation at each December 31. No events occurred during the three and six months ended June 30, 2012 which would require the Company to remeasure its plan assets or benefit obligation.

12. Income Taxes

The Company had $1.7 million of total unrecognized tax benefits as of June 30, 2012 and December 31, 2011.The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company has not accrued interest expense with respect to this unrecognized tax benefit at June 30, 2012 and December 31, 2011.

At June 30, 2012, the Company had a federal net operating loss carryforward of $93.6 million and a state net operating loss carryforward of $614.2 million. At December 31, 2011, the Company had a federal net operating loss carryforward of $92.0 million and a state net operating loss carryforward of $612.6 million. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets and has increased the valuation allowance by $0.7 million. The valuation allowance balance was $96.1 million at June 30, 2012 and $95.5 million at December 31, 2011.

In 2011, the Company recorded a valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss. In the six months ended June 30, 2012, this valuation allowance was decreased by $0.1 million from $3.8 million at December 31, 2011 to $3.7 million as June 30, 2012.

13. Gain on Claims from Oil Spill

The Company has filed lawsuits and claims seeking the recovery of damages against parties that it believes are responsible for the 2010 Deepwater Horizon oil spill, which the U.S. Coast Guard termed the “largest oil spill in U.S. history” causing “significant environmental damage to the Gulf of Mexico.” The Company received payments of $0.6 million in April 2012 and $1.1 million in May 2012 from the Gulf Coast Claims Facility, and recorded these payments as gains in its consolidated statements of operations. Included in the line item “Other, net” in the consolidated statements of operations for the three and six months ended June 30, 2012 are gains of $1.1 million and $1.7 million, respectively.

14. Segment Information

The Company’s reportable operating segments are residential real estate, commercial real estate, rural land sales and forestry. The residential real estate segment primarily develops and sells homesites to builders or end users. This segment also includes the Company’s resort and club operations, the purpose of which is to enhance and promote the desirability of the Company’s residential real estate. The commercial real estate segment sells and leases developed and undeveloped lands. The rural land sales segment primarily sells parcels of land included in the Company’s timberland holdings. The forestry segment produces and sells pine woodfiber, sawtimber and other forest products.

The Company uses income (loss) from continuing operations before equity in loss income of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described above in the summary of significant accounting policies herein and in the Company’s Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s consolidated statements of operations. All significant intercompany transactions have been eliminated. The caption entitled “Other” consists of corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
OPERATING REVENUES:
Residential real estate	$19,548	$16,445	$30,066	$24,210
Commercial real estate	873	598	7,093	895
Rural land sales	205	75	4,488	2,825
Forestry	9,731	8,166	19,226	70,790

Consolidated operating revenue	$30,357	$25,284	$60,873	$98,720

Income (loss) from operations before equity in (loss) income of unconsolidated affiliates and income taxes:
Residential real estate	$178	$(6,308)	$(3,620)	$(15,154)
Commercial real estate	(585)	(2,906)	1,309	(4,772)
Rural land sales	45	(388)	2,184	1,897
Forestry	3,139	1,753	5,900	54,497
Other	(2,617)	(12,424)	(5,833)	(35,074)

Consolidated income (loss) from operations before equity in (loss ) of unconsolidated affiliates and income taxes	$160	$(20,273)	$(60)	$1,394

TOTAL ASSETS:	June 30, 2012	December 31, 2011
Residential real estate	$273,566	$272,210
Commercial real estate	71,142	67,650
Rural land sales	8,397	10,048
Forestry	55,268	58,638
Other	258,005	252,745

Total Assets	$666,378	$661,291

15. Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year.

Total rent expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2011, respectively.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years, including buildings leased through a sale-leaseback transaction are as follows:

2012	$231
2013	406
2014	294
2015	294
2016	153
Thereafter	$3,521

In accordance with GAAP, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

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

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million and $1.5 million at June 30, 2012 and December 31, 2011, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final judgment could have a material impact on the results of operations or cash flows of the Company for the particular reporting period in which the adjustment is recorded.

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

The complaint was filed on behalf of persons who purchased the Company’s securities between February 19, 2008 and October 12, 2010 and alleged that the Company and certain of its current and former officers and directors, among others, violated the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by making false and/or misleading statements and/or by failing to disclose that, as the Florida real estate market was in decline, the Company failed to take adequate and required impairments and accounting write-downs on many of the Company’s Florida-based properties and as a result, the Company’s financial statements materially overvalued the Company’s property developments. The plaintiff also alleged that the Company’s financial statements were not prepared in accordance with Generally Accepted Accounting Principles, and that the Company lacked adequate internal and financial controls, and as a result of the foregoing, the Company’s financial statements were materially false and misleading. The complaint sought an unspecified amount in damages. On April 5, 2011, at the request of the plaintiff, the court dismissed the claims under the Securities Act and dismissed the current and former director defendants from the case. The Company filed a motion to dismiss the case on April 6, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of the Company and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. On March 15, 2012, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit and that appeal is currently pending.

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The complaint seeks an unspecified amount in damages. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions, and seeking an unspecified amount in damages. St. Joe and the individual defendants have not been served with the Shurkin complaint. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. On June 4, 2012, the court granted the parties motion to stay the Shurkin action pending the outcome of the Meyer action. Further action in the Nakata and Packer action, and the Shurkin action, are awaiting resolution of the Meyer action discussed above.

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

On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is cooperating with the SEC on historical matters as well as communicating and providing relevant information regarding the Company’s recent change in investment strategy and impairments. The Company believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. The Company cannot evaluate the likelihood of an unfavorable outcome related to this matter to be either “probable” or “remote”, nor can they predict the amount or range of possible loss from an unfavorable outcome to give an estimated range.

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company agreed to reimburse Southwest Airlines in the form of a guarantee if it incurred losses on its service at the airport during the first three years of service by making specified break-even payments. Effective July 1, 2012, the Company and Southwest Airlines mutually agreed to terminate this agreement. In conjunction with the termination of this agreement, the Company recorded $0.8 million of other income at June 30, 2012 as a result of eliminating a reserve liability recorded at the inception of the agreement. As of June 30, 2012, no payments were due to Southwest Airlines at the effective date of termination.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.

At June 30, 2012 and December 31, 2011, the Company was party to surety bonds related to certain development projects of $14.2 million and $15.7 million, respectively, and standby letters of credit in the amount of $0.9 million and $0.8 million at June 30, 2012 and December 31, 2011, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

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

Smurfit-Stone’s Panama City mill is the largest consumer of pine wood fiber within the immediate area in which most of the Company’s timberlands are located. In July of 2010, Smurfit-Stone emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by the Company during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. Under the terms of the Wood Fiber Supply Agreement entered into in November 2010, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the RockTenn mill in Panama City were to permanently cease operations, the price for pulpwood may decline, and the cost of delivering logs to alternative customers would increase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own land, timber and resort assets located primarily in Northwest Florida and in and around the Jacksonville and Tallahassee regions of North Florida. We seek higher and better uses for our assets, which includes a range of activities from forestry to strategic land planning and development, infrastructure improvements and promoting economic development in the region where we operate.

We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Segment Operating Revenue:
Residential real estate	64.4%	65.0%	49.4%	24.5%
Commercial real estate	2.9%	2.4%	11.7%	0.9%
Rural land sales	0.7%	0.3%	7.4%	2.9%
Forestry	32.0%	32.3%	31.5%	71.7%

Total	100.0%	100.0%	100.0%	100.0%

Our operations continued to be adversely affected during the first six months of 2012 by the national real estate downturn, slow economic recovery and other adverse market conditions. This challenging environment has exerted negative pressure on the demand for real estate in our region.

We believe that the large oil spill in the Gulf of Mexico from the Deepwater Horizon incident had a negative impact on our properties, results of operations and stock price and has created uncertainty about the future of the Gulf Coast region. We have filed lawsuits and claims seeking the recovery of damages against parties we believe are responsible for the oil spill and, in April and May 2012, we received payments of $0.6 million and $1.1 million, respectively, from the Gulf Coast Claims Facility. We cannot be certain, however, of the amount of any further recovery or the ultimate success of our claims.

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. This segment also includes our resort and club operations, the purpose of which is to enhance and promote the desirability of our residential real estate. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land in and around Jacksonville and Tallahassee.

Our residential real estate segment generates revenues from:

•	the sale of developed homesites;

•	the sale of parcels of entitled, undeveloped lots;

•	the sale of housing units built by us or with partners;

•	resort and club operations;

•	rental income; and

•	fees on transactions.

Our residential real estate segment incurs cost of revenues from:

•	costs directly associated with the land, development and construction of real estate sold, indirect costs such as development overhead, project administration, warranty, and selling costs;

•	resort and club personnel costs, cost of goods sold, and management fees paid to third party managers;

•	operating expenses of rental properties; and

•	brokerage fees.

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

In recent years, our revenue from rural land sales has significantly decreased as a result of our decision to focus our rural land sales on non-strategic parcels and to principally use our rural land resources to create sources of recurring revenue as well as from declines in demand for rural land due to difficult current market conditions. We may, however, rely on rural land sales as a source of revenues and cash in the future.

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

Operational Developments for the first six months of 2012:

•

Leased 20 acres of the Port St. Joe facility to a regional ship builder; the commencement of rent is contingent upon the Company’s performance of certain requirements under the agreement, which are expected to occur in the fall of 2012;

•

Continued construction of build-to-suit facility for a subsidiary of ITT Corporation at the VentureCrossings site; construction is expected to be completed in the fall of 2012 and rent is scheduled to commence four months thereafter;

•	Recognition of a $1.7 million gain related to our claims stemming from the Deepwater Horizon Oil Spill;

•

Operating expenses declined $32.9 million as compared to the first six months of 2011 as a result of a reduction in staff, lower legal fees, decreased pension charges, declining restructuring and severance costs, and reduced stock-based compensation charges;

•	Closed three commercial property sales in Northwest Florida, consisting of 21.0 acres, for an aggregate of $6.6 million; and

•	Completion of a quick-serve restaurant site, generating long-term lease income.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these policies during the first six months of 2012, however there is no assurance that these policies will not change in the future.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Seasonality

Our real estate business and our Northwest Florida residential resort and club communities are affected by seasonal fluctuations, with the spring and summer months traditionally being the most active time of year for customer traffic and sales.

Results of Operations

Consolidated Results

Revenues and expenses. The following table sets forth a comparison of revenues and certain expenses of our operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
Revenues:	(in millions)				(in millions)
Real estate sales	$5.0	$3.5	$1.5	42.9%	$19.0	$8.7	$10.3	118.4%
Resort and club revenues	14.8	13.0	1.8	13.8	21.1	18.1	3.0	16.6
Timber sales	9.7	8.2	1.5	18.3	19.2	70.8	(51.6)	(72.9)
Other	0.9	0.6	0.3	50.0	1.6	1.1	0.5	45.5

Total	30.4	25.3	5.1	20.2	60.9	98.7	(37.8)	(38.3)

Expenses:
Cost of real estate sales	2.9	2.8	0.1	3.6	10.5	4.5	6.0	133.3
Cost of resort and club revenues	11.5	11.0	0.5	4.5	18.4	17.6	0.8	4.5
Cost of timber sales	6.2	6.0	0.2	3.3	12.5	12.2	0.3	2.5
Cost of other revenues	0.5	0.5	—	—	1.2	1.0	0.2	20.0
Other operating expenses	4.2	6.3	(2.1)	(33.3)	8.0	13.3	(5.3)	(39.8)
Corporate expenses	4.9	8.3	(3.4)	(41.0)	9.3	26.5	(17.2)	(64.9)
Depreciation and amortization	2.5	3.4	(0.9)	(26.5)	4.8	10.0	(5.2)	(52.0)
Impairment losses	—	1.7	(1.7)	(100.0)	—	2.5	(2.5)	(100.0)
Restructuring charges	0.1	5.9	(5.8)	(98.3)	0.1	10.4	(10.3)	(99.0)

Total	32.8	45.9	(13.1)	(28.6)	64.8	98.0	(33.2)	(33.9)

Operating (Loss) Income	$(2.4)	$(20.6)	$(18.2)	(88.4)%	$(3.9)	$0.7	$(4.6)	(657.1)%

Real Estate Revenues. For the six month period ended June 30, 2012, revenues increased over the same period ended June 30, 2011 principally due to the following:

•

Higher volumes of homesite sales resulting in a net increase in residential revenue of approximately $2.6 million for the six months ended June 30, 2012 as compared to the same period ending June 30, 2011.

•	Three commercial sales transactions resulting in increased revenue of approximately $6.0 million for the six months ended June 30, 2012 over the same period for 2011.

•	Four rural land sales transactions resulting in increased revenue of approximately $1.7 million for the six months ended June 30, 2012 over the same period for 2011.

Resorts and Club Revenues. For the three and six month periods ended June 30, 2012, the increases in revenues over the same periods in 2011 were driven by increased occupancy, higher room rates and improved operating margins within our four primary property operations.

Timber Revenues. For the three month period ended June 30, 2012, revenues increased by approximately $1.5 million over the same period in 2011 as a result of higher volumes of timber sales. Excluding the impact of a $54.5 million timber deed in the first quarter of 2011, revenues increased approximately $2.9 million in the six month period ended June 30, 2012 over the same period in 2011 due to the volume increases, offset by price per ton declines.

Other operating and Corporate expenses. The quarter over quarter decline of approximately $5.5 million for the three months ended June 30, 3012 and 2011 was driven primarily by a decline in professional fees of $3.4 million, reduced pension costs of $1.6 million, and decreased employee compensation of $0.5 million. The decline of approximately $22.5 million for the six month period ended June 30, 2012 compared to the same period in 2011 was primarily a result of a decline in professional fees of $8.8 million, lower stock-based compensation charges of $7.2 million, reduced pension costs of $3.1 million, decreased occupancy costs of $1.7 million, and decreased employee compensation of $1.7 million.

Depreciation and amortization. The decline in depreciation and amortization costs in the quarter over quarter and year over year period was driven by the impairment of our long-lived assets occurring in the fourth quarter of 2011. The reduction in the carrying cost to many of these assets necessarily reduced the amount subject to depreciation in the three and six month periods ended June 30, 2012 and periods subsequent thereto.

Impairment losses. We incurred no impairment charges in the three and six month periods ended June 30, 2012. Impairment charges for the three months ended June 30, 2011 were related to the $1.7 million write down of a rural retreat community. In the six months ended June 30, 2011 impairment charges were related to the write off of $0.8 million in predevelopment costs related to the construction of the previously proposed new headquarters for the Company.

Restructuring charges. Restructuring charges were limited in the three and six month periods ended June 30, 2012 as programs commencing in periods prior to 2012 were substantially complete at the beginning of 2012, and we did not any introduce any new programs during the period. A substantial portion of restructuring charges incurred in the three and six month periods ended June 30, 2011 were related to our 2011 restructuring program.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. This segment also includes our resort and club operations, the purpose of which is to enhance and promote the desirability of our residential real estate. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

We believe our residential sales are showing signs of recovery in many of our Northwest Florida projects. However, with the U.S. and Florida economies still battling the adverse effects of home foreclosures, severely restrictive credit, significant inventories of unsold homes and recessionary economic conditions, the timing of a sustainable recovery to all our residential projects remains uncertain.

The table below sets forth the results of continuing operations of our residential real estate segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:	(in millions)
Real estate sales	$4.2	$2.8	$7.7	$5.1
Resort and club revenues	14.8	13.0	21.1	18.1
Other revenues	0.6	0.6	1.2	1.0

Total revenues	19.6	16.4	30.0	24.2

Expenses:
Cost of real estate sales	2.5	2.2	4.9	3.9
Cost of resort and club revenues	11.5	11.0	18.4	17.6
Cost of other revenues	0.4	0.4	0.9	0.9
Other operating expenses	2.9	4.1	5.3	8.7
Depreciation and amortization	1.8	2.4	3.3	4.9
Impairment losses	—	1.7	—	1.7
Restructuring charges	—	0.2	—	0.2

Total expenses	19.0	22.0	32.8	37.9

Other (expense) income	(0.4)	(0.7)	(0.8)	(1.4)

Income (loss) from operations before equity in (loss) income of unconsolidated affiliates	$0.2	$(6.3)	$(3.6)	$(15.1)

Real estate sales include the sale of homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development and construction overhead, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, WaterColor, WaterSound and WindMark Beach vacation rental programs and other resort, golf, club and marina operations. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$—	$4.2	$4.2	$0.5	$2.3	$2.8
Cost of sales:	—
Direct costs	—	3.3	3.3	0.5	1.6	2.1
Selling costs	—	0.1	0.1	—	—	—
Other indirect costs	—	(1.1)	(1.1)	—	0.1	0.1

Total cost of sales	—	2.3	2.3	0.5	1.7	2.2

Gross profit	$—	$1.9	$1.9	$—	$0.6	$0.6

Gross profit margin		45%	45%	—%	26%	21%
Units sold	—	42	42	1	24	25

Homesite closings and revenues have increased due to the sale of homesites to national and local homebuilders. These sales may generate additional revenues and gross profit in future periods upon the sale to the end-user if a completed home sells above a stipulated price.

The following table sets forth home and homesite sales activity by geographic region and property type:

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
Northwest Florida:
Resort
Single-family homes	—	$—	$—	$—	1	$0.5	$0.5	$—
Homesites	18	3.1	1.6	1.5	12	1.8	1.3	0.5
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	15	0.8	0.5	0.3	12	0.5	0.4	0.1
Northeast Florida:
Single-family homes	—	—	—	—	—	—	—	—
Homesites	9	0.3	0.2	0.1	—	—	—	—

Total	42	$4.2	$2.3	$1.9	25	$2.8	$2.2	$0.6

Our Northwest Florida resort and seasonal communities include WaterColor, WaterSound Beach, WaterSound, WaterSound West Beach, WindMark Beach, RiverCamps on Crooked Creek, SummerCamp Beach and Wild Heron, while primary communities include Breakfast Point and Southwood. Our sole Northeast Florida community, RiverTown, is primary.

The primary drivers of the increase in real estate sales in the quarter ended June 30, 2012 as compared to the same period in the prior year are as follows:

•	For our Northwest Florida resort and seasonal communities, homesite closings and revenues increased primarily due to the increased demand at our WaterColor and WaterSound West Beach communities.

•

In our Northwest Florida primary communities, which have lower price points than our resort communities, homesite closings and revenue increased due to sales to homebuilders, some of which may generate additional revenues and gross profits in future periods upon sale to the end-user if a completed home sells above a stipulated price.

•	In Northeast Florida, primary homesite closings and revenue increased in 2012 as compared to 2011 due to sales to homebuilders at our RiverTown community.

Resort and club revenues include revenue from the WaterColor Inn, WaterColor, WaterSound Beach and WindMark Beach vacation rental programs and other resort, golf, club and marina operations. Total resort and club revenues were $14.8 million for the quarter ended June 30, 2012 with related costs of $11.5 million as compared to revenue totaling $13.0 million for the quarter ended June 30, 2011 with $11.0 million in related costs. Increased revenues were primarily due to increased activity at our resorts, resulting in higher occupancies, room rates and ancillary revenue at our resort lodging operations as well as stronger activity and rates at our golf courses. Related costs also increased in conjunction with the stronger activity, but operating margins improved due to cost reductions in our resorts and the incremental impact of higher revenues on a cost base that has many fixed components.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $2.9 million for the quarter ended June 30, 2012 as compared to $4.1 million for the quarter ended June 30, 2011. The decrease of $1.2 million in operating expenses was primarily due to reductions in employee costs and real estate taxes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$—	$7.8	$7.8	$0.5	$4.6	$5.1
Cost of sales:
Direct costs	—	5.6	5.6	0.5	3.1	3.6
Selling costs	—	0.1	0.1	—	0.1	0.1
Other indirect costs	—	(1.0)	(1.0)	—	0.3	0.3

Total cost of sales	—	4.7	4.7	0.5	3.5	4.0

Gross profit	$—	$3.1	$3.1	$—	$1.1	$1.1

Gross profit margin	—	40%	40%	—%	24%	22%
Units sold	—	73	73	1	46	47

The following table sets forth home and homesite sales activity by geographic region and property type:

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
Northwest Florida:
Resort
Single-family homes	—	$—	$—	$—	1	$0.5	$0.5	$—
Homesites	31	5.8	3.3	2.5	26	3.7	2.8	0.9
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	30	1.6	1.1	0.5	20	0.9	0.7	0.2
Northeast Florida:
Single-family homes	—	—	—	—	—	—	—	—
Homesites	12	0.4	0.3	0.1	—	—	—	—

Total	73	$7.8	$4.7	$3.1	47	$5.1	$4.0	$1.1

The primary drivers of the increase in real estate sales for the six months ended June 30, 2012 as compared to the same period in the prior year are as follows:

•	Increased unit volume in our Northwest Florida resort and seasonal communities, combined with increased lot prices at WaterColor and WaterSound West Beach communities.

•

In our Northwest Florida primary communities, which have lower price points than our resort communities, homesite closings and revenue increased due to sales to homebuilders, some of which may generate additional revenues and gross profits in future periods upon sale to the end-user if a home sells above a stipulated price.

•	In Northeast Florida, primary homesite closings and revenue increased substantially in 2012 as compared to 2011 due to sales to homebuilders at our RiverTown community.

Resort and club revenues include revenue from the WaterColor Inn, WaterColor, WaterSound Beach and WindMark Beach vacation rental programs and other resort, golf, club and marina operations. Total resort and club revenues were $21.1 million for the six months ended June 30, 2012 with related costs of $18.4 million as compared to revenue totaling $18.1 million for the six months ended June 30, 2011 with $17.6 million in related costs. Increased revenues were primarily due to increased activity at our resorts, resulting in higher occupancies, room rates and ancillary revenue at our resort lodging operations as well as stronger activity and rates at our golf courses.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $5.4 million for the six months ended June 30, 2012 as compared to $8.7 million for the six months ended June 30, 2011. The decrease of $3.3 million in operating expenses was primarily due to reductions in employee costs and real estate taxes.

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

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:	(in millions)
Real estate sales	$0.6	$0.6	$6.7	$0.8
Other revenues	0.3	—	0.4	0.1

Total revenues	0.9	0.6	7.1	0.9

Expenses:
Cost of real estate sales	0.3	0.5	3.5	0.5
Cost of other revenues	0.2	0.1	0.4	0.2
Other operating expenses	0.9	1.3	1.6	2.8
Depreciation and amortization	0.1	—	0.3	—
Impairment losses	—	—	—	0.8
Restructuring charges	—	1.7	—	1.7

Total expenses	1.5	3.6	5.8	6.0

Other income (expense)	—	0.1	—	0.3

(Loss) income from operations before equity in (loss) income of unconsolidated affiliates	$(0.6)	$(2.9)	$1.3	$(4.8)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Real estate sales revenue levels remained consistent at $0.6 million as there was one commercial land sale of 3.3 acres at a price per acre of $187,894 in the three months ended June 30, 2012, and one commercial land sale of 1 acre at a price per acre of $550,000 in the three months ended June 30, 2011. Other revenues increased by $0.3 million on a quarter over quarter comparison as we continued to collect rent both on our long-term leases executed late in the quarter ended June 30, 2011 and on a new long-term lease executed in 2012 with a quick serve restaurant operator.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses, and these expenses declined $0.4 million on a quarter over quarter basis due primarily to a $0.3 million reduction in allocated overhead costs and $0.1 million in reduced employee compensation costs.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

During the six months ended June 30, 2012 there were three commercial land sales for a total of 20.1 acres at an average price of $330,442 per acre, and two during the six months ended June 30, 2011 for a total of 2.2 acres at an average price of $354,727 per acre.

Other operating expenses declined $1.2 million in the six months ended June 30, 2012 as compared to the same period ended June 30, 2011 due primarily to a $0.5 million reduction in allocated overhead costs, $0.5 million in reduced employee compensation costs and a $0.2 million decline in professional fees and marketing expenses.

Rural Land Sales

Our rural land sales segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The land segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development. The table below sets forth the results of operations of our rural land sales segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:	(in millions)
Real estate sales	$0.2	$—	$4.5	$2.8

Expenses:
Cost of real estate sales	0.1	—	2.1	0.1
Other operating expenses	0.1	0.3	0.3	0.8
Restructuring charges	—	0.2	—	0.2

Total expenses	0.2	0.5	2.4	1.1

Other income (expense)	0.1	0.1	0.1	0.2

Income from operations before equity in (loss) income of unconsolidated affiliates	$0.1	$(0.4)	$2.2	$1.9

Rural land sales for the three and six months ended June 30, 2012 and 2011 are as follows:

	Number of Sales	Number of Acres	Average Price per Acre	Gross Sales Price	Gross Profit
Three Months Ended:				(in millions)	(in millions)
June 30, 2012	3	12	$16,198	$0.2	$0.1
June 30, 2011	1	5	$15,152	$0.08	$0.07
Six Months Ended:
June 30, 2012	4	2,867	$1,566	$4.5	$2.4
June 30, 2011	2	103	$27,387	$2.8	$2.7

During the three months ended June 30, 2012, we closed three land sales totaling 12 acres for $0.2 million, or $16,198 per acre, compared to one sale in the three months ended June 30, 2011 of 5 acres at $15,152 per acre. For the six months ended June 30, 2012, we closed four land sales totaling 2,867 acres for $4.5 million or $1,566 per acre, compared to two sales in the six months ended June 30, 2011 totaling 103 acres for $2.8 million, or $27,387 per acre. Average sales prices per acre vary according to the characteristics of each particular piece of land being sold. As a result, average prices will vary from one parcel to another and one period to another. As part of the land sales occurring in the six months ended June 30, 2012, we sold a 2,855 acre non-strategic parcel of land that was not connected to any of our other property. The price at which it was sold was comparable to the value of the surrounding property. The cost basis for this particular piece of property was relatively high due to the capital improvements that had been made to the property. We may continue to sell non-strategic property in the future if the opportunity arises.

During the second quarter of 2012, we signed an agreement to sell a non-strategic 250 acre tract of rural land for approximately $6.8 million, and we expect that the closing of the transaction will occur prior to the end of 2012. In addition, we are party to an option agreement, which expires on September 30, 2012, that permits the counterparty to purchase a 3,000 acre tract of land that we own in Georgia for $11.5 million, $2.0 million of which has already been paid to us as a non-refundable deposit, and is included in deferred revenues at June 30, 2012.

Other operating expenses include salaries and benefits, marketing and other administrative expenses, and these expenses declined $0.5 million in the six months ended June 30, 2012 as compared to the same period ended June 30, 2011 due primarily to $0.4 million in reduced employee compensation costs and a $0.1 million reduction in allocated overhead costs.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties.

The table below sets forth the results of the continuing operations of our forestry segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:	(in millions)
Timber sales	$9.7	$8.2	$19.2	$70.8

Expenses:
Cost of timber sales	6.2	6.0	12.5	12.2
Other operating expenses	0.4	0.5	0.8	1.0
Depreciation and amortization	0.5	0.4	1.0	4.1

Total expenses	7.1	6.9	14.3	17.3

Other income (expense)	0.5	0.5	1.0	1.0

Income from operations before equity in (loss) income of unconsolidated affiliates	$3.1	$1.8	$5.9	$54.5

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Timber sales during the three months ended June 30, 2012 and June 30, 2011 arose from sales of wood fiber to RockTenn, pursuant to our wood fiber agreement, and sales in the open market. RockTenn has a Panama City, Florida mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. Sales under this agreement were $3.7 million (152,000 tons) in the three months ended June 30, 2012 and $4.4 million (170,000 tons) during the three months ended June 30, 2011, yielding a per ton price of $24.61 and $25.81, respectively.

Our open market sales increased approximately 61% on a quarter over quarter comparison, primarily as a result of our decision to open an additional 70,000 acres to harvesting by other timber operators. Open market sales during the three months ended June 30, 2012 totaled $5.9 million (223,000 tons) as compared to $3.7 million (133,000 tons) in the three months ended June 30, 2011, yielding a per ton price of $26.48 and $27.82, respectively.

Other income, which consists primarily of income from hunting leases, was $0.4 million for the three months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Excluding the impact of the $54.5 million timber deed in the first quarter of 2011, revenue increased approximately $2.9 million in the six month period ended June 30, 2012 over the same period in 2011 due to the volume increase and improved pricing levels. Sales to RockTenn were $7.1 million (290,000 tons) in the six months ended June 30, 2012 and $8.4 million (325,000 tons) in the three months ended June 30, 2011, yielding a per ton price of $24.48 and $25.85, respectively. Our open market sales increased approximately 54%, or $4.2 million, in the six months ended June 30, 2012 as compared to the same period ended June 30, 2011. Open market sales during the six months ended June 30, 2012 totaled $11.9 million (436,000 tons) as compared to $7.7 million (273,000 tons) in the six months ended June 30, 2011, yielding a per ton price of $27.29 and $28.21, respectively.

Other income, which consists primarily of income from hunting leases, was $0.9 million for the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $169.9 million, compared to $162.4 million as of December 31, 2011.

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

We currently expect to incur approximately $17.3 million of capital expenditures during the remainder of 2012. These capital expenditures primarily relate to development of our residential and commercial real estate projects, construction of amenities at these facilities, including the construction of a new build to suit at VentureCrossings.

Cash Flows from Operating Activities

Net cash provided by operations was $7.8 million for the six months ended June 30, 2012 as compared to $26.7 million for the same period in 2011. The 2011 cash flows provided by operations includes $55.9 million in proceeds related to the timber deed. During the six month period ended June 30, 2012, capital expenditures relating to our residential real estate segment were $4.7 million. Additional capital expenditures were $9.1 million, primarily related to commercial real estate development in VentureCrossings.

Cash Flows from Investing Activities

Net cash (used in) investing activities was $(0.2) million in the first six months of 2012. Net cash (used in) investing activities was $(6.0) million in the first six months of 2011, driven by capital expenditures for plant, property and equipment of $1.6 million and a contribution of capital to unconsolidated affiliates of $4.4 million.

Cash Flows from Financing Activities

Net cash (used in) financing activities was $(0.1) million and $(4.7) million in the first six months of 2012 and 2011, respectively, relating primarily related to payment of taxes on behalf of employees’ restricted stock vesting.

Off-Balance Sheet Arrangements

There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2011, during the first six months of 2012.

Contractual Obligations and Commercial Commitments

There have been no material changes in the amounts of our contractual obligations and commercial commitments presented in our Form 10-K for the year ended December 31, 2011, during the first six months of 2012.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectation regarding capital expenditures during 2012, and the reduced amount of future capital expenditures that will be required to complete certain projects;

•	our intent to reduce future capital expenditures and reposition certain assets, and our expectation regarding the sale of such assets;

•	our expectation regarding the effect of our new investment strategy;

•

our expectation regarding our excess cash and that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures;

•	our belief regarding residential sales in some of our Northwest Florida projects;

•	our expectation that the closing of the transaction to sell a 250 acre tract of rural land will occur prior to the end of 2012;

•	our expectation regarding the commencement of rent at our commercial properties;

•	our expectation regarding the completion of the build-to-suit facility at the VentureCrossings site;

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

•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to successfully dispose of our repositioned assets and other properties at contemplated margins and within anticipated time frames;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure;

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•	the adverse impact of the Deepwater Horizon oil spill to the economy and future growth of Northwest Florida and other coastal states;

•	with respect to the sale of the 250 acre tract of rural land, the ability and willingness of each party to fulfill their respective closing conditions;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC investigation;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	significant tax payments arising from any acceleration of deferred taxes;

•	our ability to successfully estimate the impact of certain accounting and tax matters; and

•	our ability to capitalize on our cost reduction initiatives implemented in 2011, and the impact of our restructuring initiatives on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2011, during the first six months of 2012.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Oil Spill Lawsuits

As a result of the Deepwater Horizon oil spill, we have incurred significant expenses and our properties, results of operations and stock price have been negatively impacted. We pursued certain claims are currently exploring funds that may be available through the Gulf Coast Claims Facility to reimburse us for some of these losses and have received interim compensation without releasing our claims. In addition, we have filed claims against those parties we believe are responsible for our damages in the consolidated Multi-District Litigation (MDL) actions presently pending in the United States District Court for the Eastern District of Louisiana. That court has preliminarily approved a proposed class settlement that includes portions of our claims. A final approval hearing is scheduled for November 8, 2012. St. Joe retains additional damages claims in the MDL that are not included in that settlement, which we are continuing to pursue.

Shareholder Lawsuits

We have an ongoing securities class action lawsuit against St. Joe and certain of our current and former officers pending before Judge Richard Smoak in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of the Company and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. On March 15, 2012, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit and that appeal is currently pending.

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The complaints seek an unspecified amount in damages. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions, and seeking an unspecified amount in damages. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. On June 4, 2012, the court granted the parties motion to stay the Shurkin action pending the outcome of the Meyer action. Further action in the Nakata and Packer action, and the Shurkin action, are awaiting resolution of the Meyer action discussed above.

Securities and Exchange Commission Investigation

On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is cooperating with the SEC on historical matters as well as communicating and providing relevant information regarding the Company’s recent change in investment strategy and impairments. The Company believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. The Company cannot evaluate the likelihood of an unfavorable outcome related to this matter to be either “probable” or “remote”, nor can they predict the amount or range of possible loss from an unfavorable outcome to give an estimated range.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Item 5.02(e)

On May 3, 2012, the Compensation Committee of the Board of Directors of the Company approved an increase in base salary of $50,000 for Thomas Hoyer, the Company’s Chief Financial Officer, and $100,000 for Patrick D. Bienvenue, the Company’s Executive Vice President, to align the compensation of these executives to market conditions.

Item 6. Exhibits

Exhibit Number	Description

*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: August 3, 2012	/s/ Park Brady
Park Brady
Chief Executive Officer

Date: August 3, 2012	/s/ Thomas J. Hoyer
Thomas J. Hoyer
Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.