Form 10-Q
period 2012-09-30
ST JOE CO
filed 2012-11-02
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO   ☑

As of October 26, 2012, there were 92,302,299 shares of common stock, no par value, issued of which 92,285,921 were outstanding, and 16,378 are shares of treasury stock.

THE ST. JOE COMPANY

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) September 30, 2012	December 31, 2011
Assets
Investments in real estate	$372,789	$387,202
Cash and cash equivalents	172,398	162,391
Notes receivable	4,002	4,563
Pledged treasury securities	21,690	23,299
Prepaid pension asset	34,394	35,125
Property, plant and equipment, net	13,078	14,946
Deferred tax asset	11,732	11,715
Other assets	22,632	22,050

	$652,715	$661,291

Liabilities and Stockholders’ Equity
Liabilities:
Debt	$30,378	$53,458
Accounts payable	14,325	16,450
Accrued liabilities and deferred credits	47,796	47,491
Income taxes payable	221	—

Total Liabilities	92,720	117,399

Stockholders’ Equity:
Common stock, no par value; 180,000,000 shares authorized; 92,291,888 and 92,267,256 shares outstanding at September 30, 2012 and December 2011, respectively	891,907	890,314
Accumulated deficit	(322,229)	(336,873)
Accumulated other comprehensive loss	(9,738)	(9,880)
Treasury stock at cost, 16,378 and zero shares held at September 30, 2012 and December 31, 2011, respectively	(260)	—

Total Stockholders’ Equity	559,680	543,561

Noncontrolling interest	315	331

Total equity	559,995	543,892

Total Liabilities and Stockholders’ Equity	$652,715	$661,291

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Real estate sales	$32,082	$5,677	$51,010	$14,371
Resort and club revenues	13,089	12,023	34,187	30,109
Timber sales	9,558	8,186	28,784	78,976
Other revenues	1,178	859	2,799	2,009

Total revenues	55,907	26,745	116,780	125,465

Expenses:
Cost of real estate sales	14,391	3,624	24,916	8,169
Cost of resort and club revenues	10,918	10,576	29,290	28,146
Cost of timber sales	5,496	5,123	18,016	17,319
Cost of other revenues	693	728	1,941	1,759
Other operating expenses	3,443	4,692	11,438	17,961
Corporate expense, net	3,188	2,832	12,513	29,357
Depreciation and amortization	2,400	3,020	7,185	12,970
Impairment losses	—	—	—	2,479
Restructuring charges	18	348	91	10,750

Total expenses	40,547	30,943	105,390	128,910

Operating income (loss)	15,360	(4,198)	11,390	(3,445)

Other income (expense):
Investment income, net	375	436	1,182	808
Interest expense	(916)	(1,077)	(2,404)	(3,059)
Other, net	891	940	5,482	3,190

Total other income	350	299	4,260	939

Income (loss) from operations before equity in loss of unconsolidated affiliates and income taxes	15,710	(3,899)	15,650	(2,506)

Equity in loss of unconsolidated affiliates	(20)	(11)	(40)	(51)
Income tax (benefit) expense	357	(1,473)	982	(867)

Net income (loss)	15,333	(2,437)	14,628	(1,690)
Less: Net loss attributable to noncontrolling interest	(7)	(6)	(16)	(22)

Net income (loss) attributable to the Company	$15,340	$(2,431)	$14,644	$(1,668)

EARNINGS (LOSS) PER SHARE
Basic
Weighted average shares outstanding	92,292,053	92,190,064	92,275,790	92,243,345

Net income (loss) attributable to the Company	$0.17	$(0.03)	$0.16	$(0.02)

Diluted
Weighted average shares outstanding	92,293,138	92,190,064	92,276,226	92,243,345

Net income (loss) attributable to the Company	$0.17	$(0.03)	$0.16	$(0.02)

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss):	$15,333	$(2,437)	$14,628	$(1,690)
Other comprehensive income, net of tax:
Amortization of pension and post retirement benefit costs, net	(76)	(1,939)	142	2,753

Total comprehensive (loss) income	$15,257	$(4,376)	$14,770	$1,063

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive loss	Treasury Stock	Non- controlling Interest
	Shares	Amount					Total
Balance, December 31, 2011	92,267,256	$890,314	$(336,873)	$(9,880)	$—	$331	$543,892

Comprehensive income:
Net income			14,644			(16)	14,628
Amortization of pension and postretirement benefit costs, net				142			142

Total comprehensive income							14,770
Issuances of common stock	65,858	1,076					1,076
Forfeitures of restricted stock	(31,697)				(108)		(108)

Excess tax benefit on options exercised and vested restricted stock		488					488

Amortization of stock-based compensation		29					29
Treasury shares received in lieu of taxes to be remitted on share award	(9,529)				(152)		(152)

Balance, September 30, 2012	92,291,888	$891,907	$(322,229)	$(9,738)	$(260)	$315	$559,995

See notes to consolidated financial statements.

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income (loss)	$14,628	$(1,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,185	12,970
Stock-based compensation	996	8,609
Loss on disposal of plant, property and equipment	278	—
Equity in loss of unconsolidated joint ventures	40	51
Deferred income tax (benefit) expense	(17)	1,118
Impairment losses	—	2,479
Cost of operating properties sold	24,492	7,626
Expenditures for operating properties	(16,556)	(21,438)
Pension charges	874	4,926
Changes in operating assets and liabilities:
Notes receivable	561	1,102
Other assets	(725)	3,083
Accounts payable and accrued liabilities	(2,261)	(1,085)
Income taxes payable	223	(2,625)

Net cash provided by operating activities	29,718	15,126

Cash flows from investing activities:
Purchases of property, plant and equipment	(266)	(1,586)
Proceeds from disposition of property, plant and equipment	—	100
Contribution of capital to unconsolidated affiliates	—	(4,434)

Net cash used in investing activities	(266)	(5,920)

Cash flows from financing activities:
Proceeds from exercises of stock options	—	100
Repayments of other long-term debt	(19,781)	(227)
Distributions to minority interest partner	—	(10)
Excess tax benefits from stock-based compensation	488	54
Taxes paid on behalf of employees related to stock-based compensation	(152)	(4,708)

Net cash used in financing activities	(19,445)	(4,791)

Net increase in cash and cash equivalents	10,007	4,415
Cash and cash equivalents at beginning of period	162,391	183,827

Cash and cash equivalents at end of period	$172,398	$188,242

See notes to consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

The St. Joe Company (the “Company”) is a Florida-based real estate developer and manager. The Company owns approximately 567,000 acres of land concentrated primarily in Northwest Florida and has significant residential and commercial land-use entitlements in hand or in process. The majority of land not under development or part of the Company’s various commercial, resort and club properties is used for the growing and selling of timber.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The consolidated interim financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2011 balance sheet amounts have been derived from the Company’s December 31, 2011 consolidated audited financial statements.

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company adheres to the same accounting policies in preparation of its consolidated interim financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating, development and investment property. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the market price or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a current period operating or cash flow loss for an operating property; and,

•	an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term.

Homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. Management identifies homesites as being substantially completed and ready for sale when the properties are being actively marketed with intent to sell such properties in the near term and under current market conditions. Other homesites for which management does not intend to sell in the near term under current market conditions are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.

For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	The projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	Estimated pricing and projected price appreciation over time, which can range from 0% to 10% annually;

•	The trajectory of price appreciation over the estimated selling period;

•	The length of the estimated development and selling periods, which can range from 4 to 13 years depending on the size of the development and the number of phases in the development;

•	The amount of remaining development costs and holding costs to be incurred over the selling period;

•	For bulk land sales of undeveloped and developed parcels, future pricing based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	For commercial development property, future pricing based on sales of comparable property in similar markets; and

•	Whether liquidity is available to fund continued development.

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

Sales of Real Estate

Sales and the associated gains or losses of real estate are recognized in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-20, Property, Plant and Equipment—Real Estate Sale (“ASC 360-20”). The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction, the form of consideration received upon closing of the transaction, minimum initial investment or deposits provided by the buyer, and any continuing involvement in the form of management or financial assistance associated with the properties. Typically, the Company’s buyers do not provide the minimum initial investment requirements set forth in ASC 360-20-55-1 at the time of entering into the sales contract and therefore revenue is only recognized when (i) the sales are closed and title passes to the buyer, (ii) upon closing the Company receives cash, without any seller contingent liability on any debt on the property incurred or assumed by the buyer, (iii) the buyer’s receivable is not subject to future subordination and (iv) the Company does not have a substantial continuing involvement with the real estate. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Investment in Real Estate

The Company capitalizes costs directly associated with development and construction of identified real estate projects. The Company also capitalizes those indirect costs that relate to the projects under development or construction. These indirect costs include construction/development administration, legal fees, interest, and project administration to the extent that such costs are related to a specific project. Interest is capitalized (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development.

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable.

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

On March 31, 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of timber deeds which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Pursuant to the agreement, the Company entered into timber deeds conveying ownership of the trees to the buyer but retaining ownership of the underlying land. Concurrently with the execution of the timber deeds, the Company entered into a Thinnings Supply Agreement. Thinning is the initial cutting and removal of smaller trees and undergrowth in an area. Pursuant to the Thinnings Supply Agreement, to the extent that the buyer decides to thin tracks of timber conveyed to it pursuant to the timber deeds, the Company agreed to purchase 85% of the first thinnings (“First Thinnings”). The Company believes that the impact on revenue and net margin in any period during the duration of the Thinnings Supply Agreement will be immaterial.

During the three and nine months ended September 30, 2012, the Company purchased approximately $0.1 million and $0.4 million, respectively, of First Thinnings. During the three months ended September 30, 2011, the Company purchased approximately $0.1 million of First Thinnings. During the nine months ended September 30, 2011, the Company purchased approximately $0.7 million of First Thinnings, and recognized $54.5 million in revenue related to the timber deeds with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deeds.

Timber Inventory

The Company estimates its standing timber inventory on an annual basis utilizing a process referred to as a “timber cruise.” Specifically, the Company conducts field observations of the number of trees, tree height and tree diameter on a sample area equal to approximately 20% of our timber holdings each year. To estimate volume in areas that were not subject to field observations in the current year, the Company either uses prior timber cruise data and growth models to estimate the current inventory, or applies current timber cruise data from a portion of its timberlands to areas of similar species, age class and land productivity profile. The key assumptions in this process are annual growth models and volume formulas used to translate height and diameter information to volume measurements. The Company’s timber inventory estimates are updated to account for harvesting activities, timberland acquisitions and divestitures, biological growth, new timber cruise data and natural disturbances (e.g. fire, disease, or weather events), among other factors.

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

In May 2011, FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2011, FASB issued guidance to enhance disclosures about offsetting assets and liabilities. Entities are required to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to impact its financial condition or results of operations.

2. Stock-Based Compensation and Earnings Per Share

On May 12, 2009, the Company adopted The St. Joe Company 2009 Equity Incentive Plan whereby options, stock appreciation rights, restricted stock, restricted stock units and performance awards may be granted to directors and employees. The 2009 Equity Incentive Plan provides for the issuance of a maximum of 2.0 million shares of the Company’s common stock. As of September 30, 2012, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.

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

Service-Based Grants

A summary of the service-based restricted stock unit activity during the nine months ended September 30, 2012 is presented below:

Service Based Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	37,815	$26.99
Granted	—	—
Vested	(24,076)	23.13
Forfeited	(1,839)	21.52

Balance at September 30, 2012	11,900	$21.52

As of September 30, 2012, there was less than $0.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to restricted stock unit compensation arrangements which are being recognized over a weighted average period of four years from the grant date in 2009.

Market Condition Grants

From time to time the Company has granted to select executives and other key employees restricted stock units whose vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a three year performance period. All restricted stock units granted with market conditions outstanding at December 31, 2011vested, forfeited or were cancelled in the first quarter of 2012, and no stock-compensation for these units was recognized in 2012.

Total stock-based compensation recognized in the consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock-based compensation expense	$(6)	$225	$996	$8,609

Included in compensation expense for the nine months ended September 30, 2012 is approximately $0.5 million related to the issuance of 29,835 immediately vested common shares issued to five members of the Board of Directors of the Company in May 2012, and approximately $0.6 million in compensation related to the issuance of 36,023 immediately vested common shares issued to the Chief Executive Officer of the Company in lieu of a cash bonus in January 2012.

Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options and service-based restricted stock units. Stock options and restricted stock units are not considered in any diluted earnings per share calculations when the Company has a loss from continuing operations. Restricted stock units are treated as contingently issuable shares and are issued and outstanding only upon the satisfaction of the service-based conditions.

The following table presents a reconciliation of average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic average shares outstanding	92,292,053	92,190,064	92,275,790	92,243,345
Net effect of stock options assumed to be exercised	—	—	—	—
Net effect of restricted stock units assumed to be vested	1,085	—	436	—

Diluted average shares outstanding	92,293,138	92,190,064	92,276,226	92,243,345

3. Fair value measurements

The Company follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”), for its financial and non-financial assets and liabilities. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments

Assets and liabilities measured at fair value on a recurring basis are as follows:

Fair value as of September 30, 2012:

	Fair Value September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$143,410	$143,410	$—	$—
Retained interest in entities	11,042	—	—	11,042

Total, net	$154,452	$143,410	$—	$11,042

Fair value as of December 31, 2011:

	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investments in money market and short term treasury instruments	$148,985	$148,985	$—	$—
Retained interest in entities	10,707	—	—	10,707

Total, net	$159,692	$148,985	$—	$10,707

The Company has recorded a retained interest with respect to the monetization of certain installment notes, which is recorded in other assets. The retained interest is an estimate based on the present value of cash flows to be received over the life of the installment notes. The Company’s continuing involvement with the entities is in the form of receipts of net interest payments, which are recorded as interest income and approximated $0.6 million and $0.5 million during the nine months ended September 30, 2012 and 2011, respectively. The Company will receive the payment of the remaining principal on the installment notes during 2022, 2023 and 2024.

In accordance with ASC 325, Investments — Other, Subtopic 40 — Beneficial Interests in Securitized Financial Assets, the Company recognizes interest income over the life of the retained interest using the effective yield method. This income adjustment is being recorded as an offset to loss on the monetization of notes over the life of the installment notes. In addition, fair value may be adjusted at each reporting date when, based on management’s assessment of current information and events, there is a favorable or adverse change in estimated cash flows from cash flows previously projected. The Company did not make any changes in previously projected cash flows during the nine months ended September 30, 2012 or 2011.

The following is a reconciliation of the Company’s retained interest:

2012
Balance, January 1	$10,707
Additions	—
Accretion of interest income	335

Balance, September 30	$11,042

In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its consolidated balance sheets in connection with the installment sale monetization transactions, which would have an adverse effect on the Company’s results of operations and financial position.

Guarantees

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport (see Note 15”Commitments and Contingencies”). The Company agreed to reimburse Southwest Airlines in the form of a guarantee if it incurred losses on its service at the airport during the first three years of service by making specified break-even payments. At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality.

Effective July 1, 2012, the Company and Southwest Airlines mutually agreed to terminate this agreement. In conjunction with the termination of this agreement, the Company recorded $0.8 million of other income for the nine months ended September 30, 2012 as a result of eliminating a reserve liability recorded at the inception of the agreement. No payments were due to Southwest Airlines at the effective date of termination.

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not record any impairment charges in the three or nine months ended September 30, 2012. During the nine months ended September 30, 2011, management made the decision to dispose of four homes to avoid the ongoing maintenance and other holding costs. One of these homes included a 53 acre parcel which the Company had initially developed as a rural retreat community. As a result, long-lived assets sold or held for sale with a carrying amount of $4.6 million were written down to their fair value of $2.9 million, resulting in a loss of $1.7 million, which was included in impairment losses for the nine months ended September 30, 2011. In addition, the Company impaired $0.8 million of predevelopment costs related to the construction of the Company’s previously proposed new headquarters in Northwest Florida in the nine months ended September 30, 2011.

4. Investment in Real Estate

Real estate by property type and segment includes the following:

	September 30, 2012	December 31, 2011
Operating property:
Residential real estate	$136,144	$136,563
Commercial	14,684	4,691
Rural land sales	139	139
Forestry	53,731	58,087
Other	410	410

Total operating property	205,108	199,890

Development property:
Residential real estate	147,619	157,245
Commercial	52,617	57,600
Rural land sales	8,025	9,573

Total development property	208,261	224,418

Investment property:
Commercial real estate	700	700
Forestry	953	953
Other	3,471	3,471

Total investment property	5,124	5,124

Investment in unconsolidated affiliates:
Residential real estate	2,219	2,259

Total real estate investments	420,712	431,691
Less: accumulated depreciation	(47,923)	(44,489)

Investments in real estate	$372,789	$387,202

Included in operating property are Company-owned amenities related to residential real estate, the Company’s timberlands and land and buildings developed by the Company and used for commercial rental purposes. Development property consists of residential real estate and inventory currently under development or available for sale. Investment property primarily includes the Company’s land held for future use.

5. Notes Receivable

Notes receivable consists of the following:

	September 30, 2012	December 31, 2011
Various builder notes, non-interest bearing — 5.0% at September 30, 2012 and December 31, 2011, due October 2012 thru January 2013	$295	$712
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,773	2,768
Various mortgage notes, secured by certain real estate bearing interest at various rates	934	1,083

Total notes receivable	$4,002	$4,563

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2012	December 31, 2011	Estimated Useful Life (in years)
Transportation property and equipment	$10,140	$10,140	3
Machinery and equipment	18,639	18,978	3 – 10
Office equipment	19,346	19,845	5 – 10
Autos and trucks	1,726	1,951	5 – 10

	49,851	50,914
Less: Accumulated depreciation	(37,170)	(36,514)

	12,681	14,400
Construction in progress	397	546

Total	$13,078	$14,946

7. Other Assets

Other assets consist of the following:

	September 30, 2012	December 31, 2011
Cash in escrow	$1,310	$748
Accounts receivable	4,148	5,061
Income tax receivable	—	69
Prepaid expenses	3,509	3,106
Inventory	903	877
Retained interest in entities	11,042	10,707
Intangible assets	175	310
Other assets	1,545	1,172

Total other assets	$22,632	$22,050

8. Restructuring

The principal costs incurred in 2011 and 2012 under the Company’s 2011 restructuring program are employee termination costs. On February 25, 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. On April 11, 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to the Company’s 2011 restructuring program. In connection with these terminations, the Company expensed nominal amounts during the three and nine months ended September 30, 2012, and expensed $0.3 million and $10.3 million, respectively, during the three and nine months ended September 30, 2011.

The charges associated with the Company’s 2011 restructuring program by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
Three Months Ended September 30, 2012:
Termination benefits to employees	$—	$—	$—	$—	$18	$18

Three Months Ended September 30, 2011:
Termination benefits to employees	$79	$—	$—	$77	$108	$264

Nine Months Ended September 30, 2012:
Termination benefits to employees	$1	$—	$1	$—	$18	$20

Nine Months Ended September 30, 2011:
Termination benefits to employees	$244	$1,657	$199	$77	$8,168	$10,345

Cumulative restructuring charges, January 1, 2011 through September 30, 2012	$624	$1,659	$209	$77	$8,382	$10,951

Remaining termination benefits to employees — to be incurred during 2012	$—	$—	$—	$—	$—	$—

During 2010, the Company relocated its corporate headquarters from Jacksonville, Florida to WaterSound, Florida. The Company also consolidated other existing offices from Tallahassee, Port St. Joe and Walton County into the WaterSound location. In connection with these initiatives, the Company incurred no expenses during the three months ended September 30, 2012, and expensed $0.1 million during the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company expensed $0.1 million and $0.4 million, respectively.

The charges associated with the Company’s 2010 restructuring and relocation program by segment are as follows:

	Residential Real Estate	Commercial Real Estate	Rural Land Sales	Forestry	Other	Total
Three Months Ended September 30, 2012:
Termination and relocation benefits to employees	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2011:
Termination and relocation benefits to employees	$—	$—	$—	$—	$84	$84

Nine Months Ended September 30, 2012:
Termination benefits to employees	$—	$—	$—	$—	$71	$71

Nine Months Ended September 30, 2011:
Termination benefits to employees	$52	$(3)	$(12)	$—	$368	$405

Cumulative restructuring charges, January 1, 2010 through September 30, 2012	$1,034	$43	$769	$193	$3,899	$5,938

Remaining termination benefits to employees — to be incurred during 2012	$—	$—	$—	$—	$—	$—

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring. At September 30, 2012, the accrued liability associated with the relocation and restructuring programs consisted of the following:

	Balance at December 31, 2011	Costs Accrued	Payments	Balance at September 30, 2012	Due within 12 months
One-time termination benefits to employees — 2010 restructuring and relocation programs	$8	$71	$75	$4	$4

One-time termination benefits to employees — 2011 restructuring program	$782	$20	$604	$198	$198

Total	$790	$91	$679	$202	$202

9. Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits consist of the following:

	September 30, 2012	December 31, 2011
Accrued compensation	$3,508	$1,687
Restructuring liability	202	790
Environmental and insurance liabilities	1,859	1,887
Deferred revenue	27,222	29,859
Legal	1,025	2,972
Other accrued liabilities	13,980	10,296

Total accrued liabilities and deferred credits	$47,796	$47,491

Deferred revenue at September 30, 2012 and December 31, 2011 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of September 30, 2012, 1,595 acres remained to be transferred.

10. Debt

Debt at September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011
Defeased debt, interest payable monthly at 5.6% at September 30, 2012 and December 31, 2011, secured and paid by pledged treasury securities, due October 1, 2015 (includes unamortized premium of $1.7 million at September 30, 2012)	$21,690	$23,299
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.7% to 7.15% at September 30, 2012	8,688	30,159

Total debt	$30,378	$53,458

The aggregate maturities of debt subsequent to September 30, 2012 are as follows (a):

2012	$409
2013	1,654
2014	1,580
2015	18,266
2016	84
Thereafter	8,385

Total	$30,378

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $21.7 million.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company records a liability for the CDD assessments that are associated with unplatted property when the Company determines that it is probable and reasonably estimable that the Company will ultimately be responsible for repaying such CDD assessments, either as the property is sold by the Company or when assessed to the Company by the CDD. Accordingly, the Company has recorded obligations of $8.7 million and $30.2 million related to CDD assessments as of September 30, 2012 and December 31, 2011, respectively. Total outstanding CDD debt was $35.3 million at September 30, 2012 and $56.8 million at December 31, 2011.

During the three months ended September 30, 2012, the Company elected to prepay approximately $19.9 million of CDD assessment obligations.

In connection with the sale of the Company’s office building portfolio in 2007, the Company has approximately $21.7 million of defeased debt. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 since the transaction was not considered to be an extinguishment of debt.

11. Employee Benefit Plans

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). A summary of the components of net periodic pension cost is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$230	$729	$655	$3,742
Interest cost	164	301	554	952
Expected return on assets	(553)	(742)	(1,778)	(2,370)
Prior service costs	110	158	328	509
Amortization of losses	5	—	5	—
Curtailment charges	—	2,887	—	2,887
Settlement charges	147	326	1,110	2,039

Net periodic pension cost	$103	$3,659	$874	$7,759

During the nine months ended September 30, 2012, a settlement of future obligations occurred that required the pension plan assets and projected benefit obligation to be remeasured.

12. Income Taxes

The Company had $1.7 million of total unrecognized tax benefits as of September 30, 2012 and December 31, 2011.The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had not accrued interest expense with respect to this unrecognized tax benefit at September 30, 2012 and December 31, 2011.

At September 30, 2012, the Company had a federal net operating loss carryforward of $80.8 million and a state net operating loss carryforward of $601.4 million. At December 31, 2011, the Company had a federal net operating loss carryforward of $92.0 million and a state net operating loss carryforward of $612.6 million. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets, therefore the Company has maintained a valuation allowance. Due to taxable income in the three month period ended September 30, 2012, the valuation allowance has decreased by $5.4 million. The valuation allowance was $90.1 million at September 30, 2012 and $95.5 million at December 31, 2011.

In 2011, the Company recorded a valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss. In the nine months ended September 30, 2012, this valuation allowance was decreased by $0.1 million from $3.8 million at December 31, 2011 to $3.7 million as of September 30, 2012.

13. Gain on Claims from Oil Spill

The Company has filed lawsuits and claims seeking the recovery of damages against parties that it believes are responsible for the 2010 Deepwater Horizon oil spill, which the U.S. Coast Guard termed the “largest oil spill in U.S. history” causing “significant environmental damage to the Gulf of Mexico.” The Company received payments of $1.7 million in the second quarter of 2012, and recorded these payments received as gains in “Other, net” on its consolidated statements of operations for the nine months ended September 30, 2012.

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

The Company uses income (loss) from continuing operations before equity in loss of unconsolidated affiliates, income taxes and noncontrolling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

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

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
OPERATING REVENUES:
Residential real estate	$23,358	$16,592	$53,424	$40,802
Commercial real estate	4,102	1,450	11,195	2,345
Rural land sales	18,889	517	23,377	3,342
Forestry	9,558	8,186	28,784	78,976

Consolidated operating revenue	$55,907	$26,745	$116,780	$125,465

Income (loss) from operations before equity in loss of unconsolidated affiliates and income taxes:
Residential real estate	$248	$(3,663)	$(3,373)	$(18,817)
Commercial real estate	(142)	(523)	1,167	(5,295)
Rural land sales	14,666	307	16,849	2,204
Forestry	3,709	2,593	9,609	57,090
Other	(2,771)	(2,613)	(8,602)	(37,688)

Consolidated income (loss) from operations before equity in loss of unconsolidated affiliates and income taxes	$15,710	$(3,899)	$15,650	$(2,506)

	September 30, 2012	December 31, 2011
TOTAL ASSETS:
Residential real estate	$259,723	$272,210
Commercial real estate	73,002	67,650
Rural land sales	8,449	10,048
Forestry	50,816	58,638
Other	260,725	252,745

Total Assets	$652,715	$661,291

15. Commitments and Contingencies

The Company has obligations under various noncancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year.

Total rent expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2011, respectively.

The future minimum rental commitments under noncancelable long-term operating leases due over the next five years, including buildings leased through a sale-leaseback transaction, are as follows:

2012	$120
2013	396
2014	284
2015	284
2016	153
Thereafter	$3,521

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

The Company’s former paper mill site in Gulf County and certain adjacent properties are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been rehabilitated by Smurfit-Stone Container Corporation (“Smurfit-Stone”) in accordance with these agreements. The Company is in the process of assessing and rehabilitating certain adjacent properties. Management is unable to quantify the rehabilitation costs at this time.

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million and $1.5 million at September 30, 2012 and December 31, 2011, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final judgment could have a material impact on the results of operations or cash flows of the Company for the particular reporting period in which the adjustment is recorded.

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

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The complaints seek an unspecified amount in damages. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions, and seeking an unspecified amount in damages. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. On June 4, 2012, the court granted the parties motion to stay the Shurkin action pending the outcome of the Meyer action. Further action in the Nakata and Packer action, and the Shurkin action, is awaiting resolution of the Meyer action discussed above.

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

At September 30, 2012 and December 31, 2011, the Company was party to surety bonds related to certain development projects of $10.8 million and $15.7 million, respectively, and standby letters of credit in the amount of $1.0 million and $0.8 million at September 30, 2012 and December 31, 2011, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

On September 28, 2012, the Company entered into an agreement for a joint venture to develop a retail lifestyle center near Panama City, Florida. The Company, which owns a majority interest in the joint venture, will contribute approximately 57 acres of land with a market value of approximately $6.0 million for the project and 66% of the capital required at the closing of the construction loan financing, which is estimated to be approximately $9.9 million. The Company currently expects to be required to make the land and cash contributions prior to the end of 2013.

16. Concentration of Risks and Uncertainties

The Company’s real estate investments are primarily concentrated in Northwest Florida in a number of specific development projects. The duration of the current economic slump has had an adverse impact on the Company’s real estate values and operations, and a continued duration could cause the Company to sell assets at depressed values.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own land, timber and resort assets located primarily in Northwest Florida and in and around the Jacksonville and Tallahassee regions of North Florida. We seek higher and better uses for our assets through a range of activities from forestry to strategic land planning and development, infrastructure improvements and promoting economic development in the region where we operate.

We have four operating segments: residential real estate, commercial real estate, rural land sales and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Segment Operating Revenue:
Residential real estate	41.8%	62.1%	45.8%	32.5%
Commercial real estate	7.3%	5.4%	9.6%	1.9%
Rural land sales	33.8%	1.9%	20.0%	2.7%
Forestry	17.1%	30.6%	24.6%	62.9%

Total	100.0%	100.0%	100.0%	100.0%

Our operations continued to be adversely affected during the first nine months of 2012 by the national real estate downturn, slow economic recovery and other adverse market conditions. This challenging environment continues to impact the demand for real estate in our region.

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

As the number of older adults in retirement communities continues to increase, we believe that our development experience and location in Florida provides us with strategic opportunities in the retirement market. Consequently, we have begun preliminary research and planning into various types of retirement housing that may allow us to capitalize on these demographic trends.

Commercial Real Estate

In our commercial real estate segment, we plan, develop and entitle our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel, industrial and multi-family uses. We lease and sell land for commercial and light industrial uses within large and small-scale commerce parks, as well as for multi-family rental projects. Our commercial real estate segment generates revenues from the lease or sale of developed and undeveloped land for retail, multi-family, office, hotel and industrial uses and rental income. Our commercial real estate segment incurs costs of revenues from costs directly associated with the land, development costs and selling costs and operating costs of rental properties.

Rural Land Sales

Our rural land sales segment sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. Our rural land sales segment generates revenues from the sale of undeveloped land, land with limited development, easements and mitigation bank credits. Our rural land segment incurs costs of revenue from the cost of land sold, minimal development costs and selling costs.

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

A significant portion of the revenue from our forestry segment is generated pursuant to our supply agreement entered into in November 2010 with RockTenn (“RockTenn Supply Agreement”), under which we sell both stumpage (trees on stumps that the buyer cuts) and delivered wood (trees that we cut and deliver). Under the terms of our prior supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”), the price for timber (both stumpage and delivered wood) was based on the average price of stumpage set forth in an established index. As stumpage is priced lower than delivered wood, the one-index formula underpriced our delivered wood. Under the RockTenn Supply Agreement, the price for timber is based upon the average of the market price for stumpage and the market price for delivered wood, each as set forth in an established index. In addition, pursuant to the RockTenn Supply Agreement, Smurfit-Stone and RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the RockTenn mill in Panama City, Florida, were to permanently cease operations, the price for pulpwood may decline, and the cost of delivering logs to alternative customers would increase.

New Real Estate Investment Strategy

In January 2012, we adopted a new real estate investment strategy, which is focused on reducing future capital outlays based on new risk-adjusted investment return criteria for evaluating our properties and future investments in such properties We intend to significantly reduce planned future capital expenditures for infrastructure, amenities and master planned community development and reposition assets to encourage increased absorption of properties in their respective markets. We expect properties may be sold in bulk in undeveloped or developed parcels, or at lower price points and over shorter time periods.

In order to determine which capital expenditures to reduce, we adopted a threshold internal annual rate of return (“IRR”) against which we are evaluating our capital expenditures and investments. The time frame for these expenditures and investments will vary based on the type of project. However, we will only incur such expenditures if our analysis indicates that the project will generate an annual return equal to or greater than the threshold IRR over its life. Based on the IRR analysis conducted for capital expenditures and investments in each of our four segments, we currently anticipate that the majority of our future capital expenditures and investments will be in our residential real estate and commercial real estate segments. Commencing in 2011, we decided to focus our rural land sales on non-strategic parcels of rural land, and, therefore, we do not anticipate that significant investments or capital expenditures will be required in that segment in the near future. In addition, within our forestry segment, after considering the current acreage of land that we currently own, we do not anticipate that significant investments or capital expenditures will be required in the near future.

We anticipate that the amount of future capital expenditures associated with existing projects will be reduced by approximately $190 million, the majority of which would have been spent in the next 10 years. We believe this new investment strategy continues to build upon the successful cost reduction initiatives implemented in 2011 and positions us to i) increase our short and medium-term cash flow, ii) reduce our long-term risk and iii) maintain the strong cash position necessary to best exploit our substantial land resources. Additionally, reducing capital expenditures on existing projects will allow us to focus on opportunities that meet our new investment criteria.

Operational Developments for the first nine months of 2012:

•	Leased 20 acres of the Port St. Joe facility to a regional ship builder, and commenced recognizing rent August 2012;

•	Completed construction of a build-to-suit facility for ITT Exelis Corporation within the VentureCrossings Enterprise Centre, and commenced recognizing rent in mid-August 2012;

•	Recognized a $1.7 million gain related to our claims stemming from the Deepwater Horizon Oil Spill;

•

Operating and corporate expenses declined $23.4 million as compared to the first nine months of 2011 as a result of a reduction in staff, lower legal fees, decreased pension charges, and reduced stock-based compensation charges;

•	Closed five commercial property sales in Northwest Florida, consisting of 58.2 acres, for an aggregate of $10.3 million;

•	Closed nine rural land sales, consisting of 6,221 acres, for an aggregate of $23.3 million;

•

Entered into a joint venture for the Pier Park North project to develop a retail lifestyle center near Panama City; we will contribute approximately 57 acres of land, with a market value of approximately $6.0 million, and an estimated $9.9 million in cash for the project once construction financing for the project and other conditions are met; and

•

Prepaid approximately $19.9 million of Community Development District assessment obligations in September 2012, saving an estimated $6.0 million in interest expense over the next four and a half years.

As a result of the Deepwater Horizon oil spill, we have filed claims against those parties we believe are responsible for our damages in the consolidated Multi-District Litigation (MDL) actions presently pending in the United States District Court for the Eastern District of Louisiana. That court has preliminarily approved a proposed class settlement that includes portions of our claims. A final approval hearing is scheduled for November 8, 2012. We previously received payments for a total of $1.7 million from the Gulf Coast Claims Facility which represents a small portion of one of our claims. In addition, St. Joe retains additional damages claims in the MDL that are not included in that settlement, which we intend to continue to pursue.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these policies during the first nine months of 2012, however there is no assurance that these policies will not change in the future.

Recently Issued Accounting Standards

See Note 1 to our unaudited consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Seasonality

Our residential real estate business, which includes our Northwest Florida residential resort and club communities, is affected by seasonal fluctuations, with the spring and summer months traditionally being the most active time of year for customer traffic and sales.

Results of Operations

Consolidated Results

Revenues and expenses. The following table sets forth a comparison of revenues and certain expenses of our operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Difference	% Change	2012	2011	Difference	% Change
	(in millions)				(in millions)
Revenues:
Residential real estate	$9.6	$3.9	$5.7	146.1%	$17.4	$9.0	$8.4	93.3%
Commercial real estate	3.6	1.3	2.3	176.9	10.3	2.1	8.2	390.5
Rural land	18.9	0.5	18.4	3,680	23.3	3.3	20.0	606.0
Resort and club revenues	13.1	12.0	1.1	9.1	34.2	30.1	4.1	13.6
Timber sales	9.6	8.2	1.4	17.1	28.8	79.0	(50.2)	(63.6)
Other	1.1	0.8	0.3	37.5	2.8	2.0	0.8	40.0

Total	55.9	26.7	29.2	109.3	116.8	125.5	(8.7)	(6.9)

Expenses:
Cost of residential real estate revenues	7.0	2.9	4.1	141.3	11.9	6.9	5.0	72.5
Cost of commercial real estate revenues	3.3	0.7	2.6	371.4	6.8	1.1	5.7	518.1
Cost of rural land sales revenue	4.1	—	4.1	100	6.2	0.1	6.1	6,100
Cost of resort and club revenues	10.9	10.6	0.3	2.8	29.3	28.1	1.2	4.3
Cost of timber sales	5.5	5.1	0.4	7.8	18.0	17.3	0.7	4.0
Cost of other revenues	0.7	0.7	—	—	1.9	1.9	—	—
Other operating expenses	3.4	4.7	(1.3)	(27.7)	11.4	18.0	(6.6)	(36.7)
Corporate expenses	3.2	2.8	0.4	14.3	12.5	29.3	(16.8)	(57.4)
Depreciation and amortization	2.4	3.0	(0.6)	(20.0)	7.2	13.0	(5.8)	(44.7)
Impairment losses	—	—	—	—	—	2.5	(2.5)	(100.0)
Restructuring charges	—	0.4	(0.4)	(100.0)	0.1	10.7	(10.6)	(99.0)

Total	40.5	30.9	9.6	31.1	105.3	128.9	(23.6)	(18.3)

Operating Income (Loss)	$15.4	$(4.2)	$19.6	466.7%	$11.5	$(3.4)	$14.9	438.2%

Real Estate Revenues. For the three and nine month periods ended September 30, 2012, real estate sales increased over the same periods ended September 30, 2011 principally due to the following:

•	Higher volumes of homesite sales resulting in a net increase in residential real estate revenue of approximately $5.7 million and $8.4 million, respectively.

•	Increased number of acres sold in commercial real estate sales transactions resulting in increased revenue of approximately $2.3 million and $8.2 million, respectively.

•	Increased number of acres sold in rural land sales transactions resulting in increased revenue of approximately $18.4 million and $20.0 million, respectively.

Resorts and Club Revenues. For the three and nine month periods ended September 30, 2012, the increases in revenues over the same periods in 2011 were driven by increased occupancy, room rate increases implemented earlier in 2012, and improved operating margins.

Timber Revenues. For the three month period ended September 30, 2012, revenues increased by approximately $1.4 million over the same period in 2011 as a result of higher volumes of timber sales. Excluding the impact of a $54.5 million timber deed transaction in the first quarter of 2011, revenues increased approximately $4.3 million in the nine month period ended September 30, 2012 over the same period in 2011 due to the volume increases, offset by price per ton declines.

Cost of Real Estate Sales. For the three month period ended September 30, 2012, the increase in cost of real estate sales over the same period in 2011 was driven by the $26.4 million increase in real estate revenues with corresponding increases in cost of sales of $4.1 million, $2.6 million and $4.1 million in our residential real estate, commercial real estate and rural land sales segments, respectively. For the nine month period ended September 30, 2012, the increase in cost of real estate sales over the same period in 2011 was driven by the $36.6 million in real estate revenues with corresponding increases in cost of sales of $5.0 million, $5.7 million and $6.1 million in our residential real estate, commercial real estate and rural land sales segments, respectively.

The Company capitalizes costs directly associated with development and construction of identified real estate projects and costs indirectly related to the projects under development or construction. The Company capitalized indirect costs of less than $0.1 million, consisting primarily of marketing expenditures, for the three and nine months ended September 30, 2012. For the three months ended September 30, 2011, the Company capitalized indirect costs $0.1 million, consisting primarily of internal development costs, and a total of $4.9 million, consisting primarily of marketing expenditures ($4.4 million) and internal development costs ($0.5 million), for the nine months ended September 30, 2011. The decrease in capitalized indirect costs in the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is a result of decreased activity in the our development program in 2012.

Other operating and Corporate expenses. The quarter over quarter decline of approximately $0.9 million and $23.4 million for the three and nine months ended September 30, 3012 and 2011, respectively, was driven primarily by the following:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in millions)
Decrease (increase) in period over period expenses:
Pension charges	$3.5	$6.9
Professional and marketing fees	2.2	11.5
Occupancy costs	0.6	1.9
Property taxes and insurance expenses	0.5	0.9
Stock-based compensation	0.2	7.6
Employee compensation costs *	(5.9)	(3.7)
Other	(0.2)	(1.7)

Total decline in other operating and corporate expenses	$0.9	$23.4

*	In the three months ended September 30, 2011, the Company recorded a one-time adjustment reducing compensation expense by $5.5 million as a result of the termination of retiree medical benefits.

Depreciation and amortization. The decline in depreciation and amortization costs in the quarter over quarter and nine month over nine month period was driven by the impairment of our long-lived assets occurring in the fourth quarter of 2011. The reduction in the carrying cost to many of these assets necessarily reduced the amount subject to depreciation in the three and nine month periods ended September 30, 2012 and periods subsequent thereto.

Impairment losses. We incurred minimal impairment charges in the nine month period ended September 30, 2012. Impairment charges for the nine months ended September 30, 2011 were related to the $1.7 million write down of a rural retreat community and the write off of $0.8 million in predevelopment costs related to the construction of the our previously proposed new headquarters.

Restructuring charges. Restructuring charges were limited in the three and nine month periods ended September 30, 2012 as programs commencing in periods prior to 2012 were substantially complete at the beginning of 2012, and we did not introduce any new programs during the period. A substantial portion of restructuring charges incurred in the three and nine month periods ended September 30, 2011 were related to our 2011 restructuring program.

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

We believe our residential sales are showing signs of recovery in many of our Northwest Florida projects. However, with the U.S. and Florida economies still battling the adverse effects of home foreclosures, restrictive credit, significant inventories of unsold homes and weak economic conditions, the timing of a sustainable recovery to all our residential projects remains uncertain.

The table below sets forth the results of continuing operations of our residential real estate segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues:
Real estate sales	$9.6	$3.9	$17.4	$9.0
Resort and club revenues	13.1	12.0	34.2	30.1
Other revenues	0.7	0.7	1.9	1.7

Total revenues	23.4	16.6	53.5	40.8

Expenses:
Cost of real estate sales	7.0	2.9	11.9	6.9
Cost of resort and club revenues	10.9	10.6	29.3	28.1
Cost of other revenues	0.5	0.5	1.4	1.4
Other operating expenses	2.2	2.9	7.5	11.6
Depreciation and amortization	1.6	2.2	5.0	7.1
Impairment losses	—	—	—	1.7
Restructuring charges	—	0.1	—	0.3

Total expenses	22.2	19.2	55.1	57.1

Other (expense)	(0.9)	(1.0)	(1.7)	(2.5)

Income (loss) from operations before equity in loss of unconsolidated affiliates	$0.3	$(3.6)	$(3.3)	$(18.8)

Real estate sales include the sale of homesites. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development and construction overhead, warranty and project administration costs). Resort and club revenues and cost of resort and club revenues include results of operations from the WaterColor Inn, our vacation rental programs and other resort, golf, club and marina operations. Other revenues and cost of other revenues consist primarily of brokerage fees and rental operations.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$1.7	$7.9	9.6	$0.8	$2.8	$3.6
Cost of sales:
Direct costs	1.6	4.4	6.0	0.7	1.8	2.5
Selling costs	0.1	0.2	0.3	0.1	0.1	0.2
Other indirect costs	—	0.7	0.7	—	0.2	0.2

Total cost of sales	1.7	5.3	7.0	0.8	2.1	2.9

Gross profit	$—	$2.6	$2.6	$—	$0.7	$0.7

Gross profit margin	—%	33%	27%	—%	25%	19%
Units sold	2	56	58	1	39	40

Homesite closings and revenues have increased due to the sale of homesites to national and local homebuilders. These sales may generate additional revenues and gross profit in future periods upon the sale to the end-user if a completed home sells above a stipulated price.

The following table sets forth home and homesite sales activity by geographic region and property type:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
	(Dollars in millions)
Northwest Florida:
Resort
Single-family homes	1	$0.5	$0.5	$—	1	$0.8	$0.8	$—
Homesites	27	6.8	4.4	2.4	12	1.4	1.1	0.3
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	11	0.4	0.4	—	19	1.1	0.8	0.3
Northeast Florida:
Single-family homes	1	1.2	1.2	—	—	—	—	—
Homesites	18	0.7	0.5	0.2	8	0.3	0.2	0.1

Total	58	$9.6	$7.0	$2.6	40	$3.6	$2.9	$0.7

The primary drivers of the increase in real estate sales in the quarter ended September 30, 2012 as compared to the same period in the prior year are as follows:

•

For our Northwest Florida resort and seasonal communities, homesite closings and revenues increased primarily due to the increased demand and increased lot prices at our WaterColor and WaterSound West Beach communities.

•	In Northeast Florida, primary homesite closings and revenue increased in 2012 as compared to 2011 due to sales to homebuilders at our RiverTown community.

In our Northwest Florida primary communities, which have lower price points than our resort communities, revenues decreased due to reduced homesite closings and a different product mix.

Resort and club revenues include revenue from the WaterColor Inn, our vacation rental programs and other resort, golf, club and marina operations. Total resort and club revenues were $13.1 million for the quarter ended September 30, 2012 with related costs of $10.9 million as compared to revenue totaling $12.0 million for the quarter ended September 30, 2011 with $10.6 million in related costs. Increased revenues were primarily due to increased activity at our resorts, resulting in higher occupancies, room rate increases implemented earlier in 2012 and ancillary revenue at our resort lodging operations as well as stronger activity and rates at our golf courses. Related costs also increased in conjunction with the stronger activity, but operating margins improved due to cost reductions in our resorts and the incremental impact of higher revenues on a cost base that has many fixed components.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $2.2 million for the quarter ended September 30, 2012 as compared to $2.9 million for the quarter ended September 30, 2011. The decrease of $0.7 million in operating expenses was primarily due to reductions in employee costs of $0.3 million and insurance expense and real estate taxes of $0.5 million, offset by an increase in marketing expenses of $0.1 million.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Homes	Homesites	Total	Homes	Homesites	Total
			(Dollars in millions)
Sales	$1.7	$15.7	$17.4	$1.3	$7.4	$8.7
Cost of sales:
Direct costs	1.6	10.0	11.6	1.2	4.9	6.1
Selling costs	0.1	0.3	0.4	0.1	0.2	0.3
Other indirect costs	—	(0.1)	(0.1)	—	0.5	0.5

Total cost of sales	1.7	10.2	11.9	1.3	5.6	6.9

Gross profit	$—	$5.5	$5.5	$—	$1.8	$1.8

Gross profit margin	—%	35%	32%	—%	24%	21%
Units sold	2	129	131	2	85	87

The following table sets forth home and homesite sales activity by geographic region and property type:

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
	(Dollars in millions)
Northwest Florida:
Resort
Single-family homes	1	$0.5	$0.5	$—	2	$1.3	$1.3	$—
Homesites	58	12.5	8.0	4.5	38	5.0	3.8	1.2
Primary
Single-family homes	—	—	—	—	—	—	—	—
Homesites	41	2.1	1.5	0.6	39	2.1	1.6	0.5
Northeast Florida:
Single-family homes	1	1.2	1.2	—	—	—	—	—
Homesites	30	1.1	0.7	0.4	8	0.3	0.2	0.1

Total	131	$17.4	$11.9	$5.5	87	$8.7	$6.9	$1.8

The primary drivers of the increase in real estate sales for the nine months ended September 30, 2012 as compared to the same period in the prior year are as follows:

•	Increased unit volume in our Northwest Florida resort and seasonal communities, combined with increased lot prices at WaterColor and WaterSound WestBeach communities.

•	In Northeast Florida, primary homesite closings and revenue increased substantially in 2012 as compared to 2011 due to sales to homebuilders at our RiverTown community.

Resort and club revenues include revenue from the WaterColor Inn, our vacation rental programs and other resort, golf, club and marina operations. Total resort and club revenues were $34.2 million for the nine months ended September 30, 2012 with related costs of $29.3 million as compared to revenue totaling $30.1 million for the nine months ended September 30, 2011 with $28.1 million in related costs. Increased revenues were primarily due to increased activity at our resorts, resulting in higher occupancies, room rate increases implemented earlier in 2012 and ancillary revenue at our resort lodging operations as well as stronger activity and rates at our golf courses. Related costs also increased in conjunction with the stronger activity, but operating margins improved due to cost reductions in our resorts and the incremental impact of higher revenues on a cost base that has many fixed components.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $7.5 million for the nine months ended September 30, 2012 as compared to $11.6 million for the nine months ended September 30, 2011. The decrease of $4.1 million in operating expenses was primarily due to reductions in employee costs of $1.7 million, declining insurance expense and real estate taxes of $1.3 million, lower allocated overhead of $1.0 million, and reduced professional expenses.

Commercial Real Estate

In our commercial real estate segment, we plan, develop and entitle our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel, industrial and multi-family uses. We lease and sell land for commercial and light industrial uses within large and small-scale commerce parks, as well as for multi-family rental projects. Consistent with residential real estate, the markets for commercial real estate, particularly retail, remain weak.

The table below sets forth the results of the continuing operations of our commercial real estate segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in millions)
Revenues:
Real estate sales	$3.6	$1.3	$10.3	$2.1
Other revenues	0.5	0.2	0.9	0.3

Total revenues	4.1	1.5	11.2	2.4

Expenses:
Cost of real estate sales	3.3	0.7	6.8	1.1
Cost of other revenues	0.2	0.2	0.6	0.4
Other operating expenses	0.8	1.1	2.3	4.0
Depreciation and amortization	0.2	0.1	0.5	0.1
Impairment losses	—	—	—	0.8
Restructuring charges	—	—	—	1.7

Total expenses	4.5	2.1	10.2	8.1

Other income	0.2	0.1	0.2	0.4

(Loss) income from operations before equity in loss of unconsolidated affiliates	$(0.2)	$(0.5)	$1.2	$(5.3)

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Real estate sales revenue increased approximately $2.3 million as there were two commercial land sales for a total of 37.4 acres at a price per acre of $96,613 in the three months ended September 30, 2012, compared to two commercial land sales of 4.2 acres at a price per acre of $301,418 in the three months ended September 30, 2011. Real estate sales revenue levels increased approximately $8.2 million as there were five commercial land sales for a total of 58.2 acres at a price per acre of $176,126 in the nine months ended September 30, 2012, compared to four commercial land sales of 5.2 acres at a price per acre of $392,255 in the nine months ended September 30, 2011.

Other revenues increased by $0.3 million on a quarter over quarter comparison, and $0.6 million on a nine month over nine month comparison as we completed construction of our build-to-suit facility for ITT Exelis Corporation within the VentureCrossings Enterprise Centre, and began leasing 20 acres of the Port St. Joe facility. We began recognizing rent in both of these locations in August 2012. In addition, we receive rent both on long-term leases executed late in the quarter ended June 30, 2011 and on a new long-term lease executed in 2012 with a quick serve restaurant operator.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses, and these expenses declined $0.3 million on a quarter over quarter basis due primarily to a $0.3 million reduction in marketing costs. These expenses declined $1.7 million in the nine months ended September 30, 2012 as compared to the same period ended September 30, 2011 due primarily to a $0.7 million decline in professional fees and marketing expenses, $0.6 million in reduced employee compensation costs, and a $0.4 million reduction in other costs.

Rural Land Sales

Our rural land sales segment sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The table below sets forth the results of operations of our rural land sales segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in millions)
Revenues:
Real estate sales	$18.9	$0.5	$23.3	$3.3

Expenses:
Cost of real estate sales	4.1	—	6.2	0.1
Other operating expenses	0.1	0.2	0.4	1.0
Restructuring charges	—	—	—	0.2

Total expenses	4.2	0.2	6.6	1.3

Other income	—	—	0.1	0.2

Income from operations before equity in loss of unconsolidated affiliates	$14.7	$0.3	$16.8	$2.2

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Rural land sales for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Number of Sales	Number of Acres	Average Price per Acre	Gross Sales Price	Gross Profit
				(in millions)	(in millions)
Three Months Ended:
September 30, 2012	5	3,354	$5,633	$18.9	$14.8
September 30, 2011	1	128	$3,750	$0.5	$0.4

Nine Months Ended:
September 30, 2012	9	6,221	$3,758	$23.3	$17.1
September 30, 2011	3	232	$14,279	$3.3	$3.2

As demonstrated in the table above, average sales prices per acre can vary dramatically depending on several factors, including characteristics of the land, stage of development, acreage sold and location. As a result, average prices will vary from one parcel to another and one period to another. As part of the land sales occurring in the three months ended September 30, 2012, pursuant to an agreement we had previously entered into, we sold a non-strategic 250 acre tract of rural land for approximately $6.8 million. In addition, pursuant to an option agreement to which we were a party that permitted the counterparty to purchase a tract of land, we sold a 3,000 acre tract of land that we own in Georgia for $11.5 million, $2.0 million of which had already been paid to us as a non-refundable deposit, and was included in deferred revenue at June 30, 2012.

As part of the land sales occurring in the nine months ended September 30, 2012, we sold a 2,855 acre non-strategic parcel of land that was not connected to any of our other property. The price at which it was sold was comparable to the value of the surrounding property. The cost basis for this particular piece of property was relatively high due to the capital improvements that had been made to the property. We may continue to sell non-strategic property in the future if the opportunity arises.

Costs of real estate sales increased $4.2 million and $6.1 million, respectively, for the three and nine months ended September 30, 2012 as a direct result of the substantial increase in acreage sold compared to the same periods ending September 30, 2011.

Other operating expenses include salaries and benefits, marketing and other administrative expenses, and these expenses declined $0.6 million in the nine months ended September 30, 2012 as compared to the same period ended September 30, 2011 due primarily to $0.4 million in reduced employee compensation costs and a $0.2 million reduction in other costs.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties.

The table below sets forth the results of the continuing operations of our forestry segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in millions)
Revenues:
Timber sales	$9.6	$8.2	$28.8	$79.0

Expenses:
Cost of timber sales	5.5	5.1	18.0	17.3
Other operating expenses	0.4	0.4	1.2	1.4
Depreciation and amortization	0.5	0.5	1.6	4.5
Restructuring	—	0.1	—	0.1

Total expenses	6.4	6.1	20.8	23.3

Other income (expense)	0.5	0.5	1.6	1.4

Income from operations before equity in (loss) income of unconsolidated affiliates	$3.7	$2.6	$9.6	$57.1

The relative contribution to our timber sales by major item for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Percent of total tons sold:
Pine pulpwood	72%	68%	69%	16%
Pine sawtimber	20	28	24	83
Pine grade logs	7	3	6	1
Other	1	1	1	—

Total	100%	100%	100%	100%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Timber sales during the three months ended September 30, 2012 and September 30, 2011 arose from sales of wood fiber to RockTenn, pursuant to the RockTenn Supply Agreement, and sales in the open market. RockTenn has a Panama City, Florida mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. Sales under this agreement were $3.8 million (150,000 tons) in the three months ended September 30, 2012 and $4.0 million (151,000 tons) during the three months ended September 30, 2011, yielding a per ton price of $25.33 and $26.49, respectively.

Our open market sales increased approximately 38.0% on a quarter over quarter comparison, primarily as a result of our decision, in the first quarter of 2012, to open an additional 70,000 acres to harvesting by other timber operators and provide better infrastructure to access this land. Open market sales during the three months ended September 30, 2012 totaled $5.8 million (222,000 tons) as compared to $4.2 million (179,000 tons) in the three months ended September 30, 2011, yielding a per ton price of $26.13 and $24.02, respectively.

Other income, which consists primarily of income from hunting leases, was $0.5 million for the three months ended September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September30, 2011

Excluding the impact of the $54.5 million timber deeds in the first quarter of 2011, revenue increased approximately $4.3 million in the nine month period ended September 30, 2012 over the same period in 2011 due to the volume increase and improved pricing levels in our open market sales, offset by volume decreases and pricing declines in our sales under the RockTenn Supply Agreement.

Sales to RockTenn were $11.0 million (440,000 tons) in the nine months ended September 30, 2012 and $12.2 million (476,000 tons) in the nine months ended September 30, 2011, yielding a per ton price of $25.00 and $25.63, respectively. Our open market sales increased approximately 45.8%, or $5.5 million, in the nine months ended September 30, 2012 as compared to the same period ended September 30, 2011. Open market sales during the nine months ended September 30, 2012 totaled $17.5 million (658,000 tons) as compared to $12.0 million (452,000 tons) in the nine months ended September 30, 2011, yielding a per ton price of $26.60 and $26.55, respectively.

Other income, which consists primarily of income from hunting leases, was $1.6 million and $1.4 million, respectively, for the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $172.4 million, compared to $162.4 million as of December 31, 2011.

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

We currently expect to incur approximately $2.9 million of capital expenditures during the remainder of 2012. These capital expenditures primarily relate to development of our residential and commercial real estate projects and construction of amenities at these facilities.

In addition, subject to specified conditions, we expect to contribute approximately $6.0 million in land and approximately $9.9 million in cash to the Pier Park North project prior to the end of 2013.

Cash Flows from Operating Activities

Net cash provided by operations was $29.7 million for nine months ended September 30, 2012 as compared to $15.1 million for the same period in 2011. The $14.6 million increase in operating cash flows primarily resulted from an increase in net income of $16.3 million and a net increase in cash from operating properties sold over expenditures for operating properties of $21.8 million, offset by reductions in non-cash expenses of $16.8 million and changes in operating assets and liabilities of $6.7 million.

During the nine month period ended September 30, 2012, capital expenditures relating to our residential real estate segment were $5.3 million. Additional capital expenditures were $11.2 million, primarily related to commercial real estate development in our VentureCrossings Enterprise Center.

Cash Flows from Investing Activities

Net cash provided by investing activities was nominal in the first nine months of 2012. Net cash used in investing activities was $5.9 million in the first nine months of 2011, driven by capital expenditures for plant, property and equipment of $1.6 million and a contribution of capital to unconsolidated affiliates of $4.4 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $19.4 million for the nine months ended September 30, 2012, driven by our election to prepay $19.3 million in obligations under Series B bonds due in 2017 issued as part of the Community Development District debt. Net cash used in financing activities was $4.8 million in the first nine months of 2011, relating primarily to payment of taxes on behalf of employees’ restricted stock vesting.

Off-Balance Sheet Arrangements

There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2011, during the first nine months of 2012.

Contractual Obligations and Commercial Commitments at September 30, 2012

	Payments Due by Period
Contractual Cash Obligations (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Millions)
Debt(2)(3)	$30.4	$0.4	$3.2	$18.4	$8.4
Interest related to community development district debt(3)	14.0	0.3	1.2	1.2	11.3
Purchase obligations(4)	4.7	3.3	0.8	0.6	—
Operating leases	4.7	0.1	0.7	0.4	3.5

Total Contractual Cash Obligations	$53.8	$4.1	$5.9	$20.6	$23.2

(1)	Excludes estimated cash contributions of $9.9 million for the joint venture agreement entered into in September 2012 that will be contributed at the closing of the construction loan financing.
(2)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $21.7 million, which will be paid by pledged securities.
(3)	These amounts do not include additional CDD assessments associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(4)	These aggregate amounts include individual contracts in excess of $0.1 million.

There have been no material changes in the amounts of our commercial commitments presented in our Form 10-K for the year ended December 31, 2011, during the first nine months of 2012.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectation that we will reduce future planned capital expenditures and reposition certain assets, and our expectation regarding the sale of such assets;

•	our expectation regarding capital expenditures during 2012;

•	our expectation regarding the capital expenditures that we will make in each of our segments, and the timing of our land and cash contributions to the Pier Park North Project;

•	our expectation regarding the effect of our new investment strategy;

•

our expectation regarding our excess cash and that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures;

•	our belief that our residential sales are showing signs of recovery in many of our Northwest Florida projects;

•	our belief regarding the impact on revenue and net margin of the Thinnings Supply Agreement;

•	our intent to continue to pursue additional damages claims in connection with the Deepwater Horizon Oil Spill;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to successfully dispose of our repositioned assets and other properties at contemplated margins and within anticipated timeframes;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	our ability to capitalize on our cost reduction initiatives implemented in 2011, and the impact of our restructuring initiatives on our operations.

•	increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land;

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•	the adverse impact of the Deepwater Horizon oil spill to the future growth of Northwest Florida and other coastal states;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC investigation;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	significant tax payments arising from any acceleration of deferred taxes; and

•	our ability to successfully estimate the impact of certain accounting and tax matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2011, during the first nine months of 2012.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings disclosed in the Form 10-Q for the quarter ended June 30, 2012.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: November 2, 2012	/s/ Park Brady
Park Brady
Chief Executive Officer (Duly Authorized Officer)

Date: November 2, 2012	/s/ Thomas J. Hoyer
Thomas J. Hoyer
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.