Form 10-K
period 2012-12-31
ST JOE CO
filed 2013-03-01
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2012, was approximately $590.0 million.

As of February 25, 2013, there were 92,302,299 shares of Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of our Shareholders to be held on May 16, 2013 (the “proxy statement”) are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

*	Portions of the Proxy Statement for the Annual Meeting of our Shareholders to be held on May 16, 2013 are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

General

St. Joe was incorporated in 1936 and owns land, timber and resort assets located primarily in Northwest Florida, Jacksonville, Florida and Tallahassee, Florida. Of the 567,000 acres of land we own, most was acquired decades ago and, as a result, has a very low initial cost basis, before development costs. Approximately 403,000 acres, or approximately 71 percent of our total land holdings, are within 15 miles of the coast of the Gulf of Mexico.

Business Strategy

We believe we can best create shareholder value by concentrating our efforts on the profitable development and utilization of our land assets. Specifically, in 2013, we intend to focus on the following initiatives:

➢	Develop opportunities to capitalize on the growing retirement demographic. As the number of owners in retirement communities continues to increase, we believe that our development experience and the location, size and contiguous nature of our Florida land holdings provides us with strategic opportunities in this market place. Consequently, we have begun the research and planning necessary to launch active adult communities that will allow national builders to capitalize on these demographic trends. We believe that by collaborating with national or super regional builders, rather than building homes ourselves, we can focus our efforts and our capital on master planning of communities that will attract this demographic.

➢	Build a portfolio of recurring revenue streams. The creation of long-term recurring revenue streams from our assets is an integral component of our long-term value creation strategy.

•

We are developing leasable properties in or near our assets. For example, we are currently developing a 390,000 square foot retail lifestyle center in Panama City Beach with our joint venture partner, one of the country’s leading developers of neighborhood and community retail centers.

•	Our resorts and leisure operations provide a profitable stream of revenue to us and encourage development of our other residential and commercial ventures.

•

We have 545,000 acres designated for timber, including the land in West Bay. We generate revenues through timber sales on 315,000 acres which can produce about 1.3 million tons of trees for lumber and pulp on an annual, sustainable basis.

➢	Develop new commercial and industrial uses for our land portfolio. We intend to continue exploring new commercial and industrial uses for our land portfolio that we believe will be accretive in value to our shareholders. The substantial majority of our land is strategically located within 15 miles of the coast of the Gulf of Mexico and adjacent to major roads and the Northwest Florida Beaches International Airport (the “Airport”). As such, we believe we are uniquely positioned to develop, alone and in conjunction with strategic partners, our land for commercial and industrial use. As part of this strategy, we will continue to seek opportunities to develop and exploit the following two projects, as well as others that may evolve.

•

VentureCrossings, our West Bay industrial and commercial development that can support up to 5.9 million of leasable square feet. In Venture Crossings, Exelis moved into their new 105,000 square foot building, which includes 70,000 square feet of manufacturing space and 30,000 square feet of office space. We built and own the building, and lease the facility to Exelis under a long-term lease.

•

We believe Port St. Joe can be a revitalized port on the Gulf of Mexico will benefit from the expected long-term economic growth in the Southeastern United States and increased traffic from the Panama Canal. We expect to collaborate with strategic partners in this development.

•

We own the rail and right-of-way for a short line freight railroad operated by AN Railway, LLC that begins at the Port of St. Joe and connects with CSX Transportation in Chattahoochee, Florida. AN Railway has received a grant of $3.75 million from The Florida Department of Transportation to rehabilitate the rail and certain structures over the Apalachicola River to accommodate freight trains to and from Port St. Joe. We believe that these improvements to the rail infrastructure will help with re-vitalizing Port St. Joe and help encourage new port-related industrial and commercial business.

➢	Increase partnerships with best of class operators. We believe that by entering into partnerships, joint ventures or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing capital requirements.

➢	Continue efficient operations. We expect to continue a cost and investment discipline to ensure bottom line performance in all environments.

Our Business

We currently operate our business in five reportable operating segments: (1) residential real estate, (2) commercial real estate, (3) resorts, leisure and leasing operations, (4) forestry and (5) rural land. Our resorts and clubs business currently meets the qualitative and quantitative factors as a reportable segment; therefore, we have changed our segment presentation to report our resorts and clubs business in its own reportable segment named resorts, leisure and leasing operations. This segment includes our resorts and clubs financial information, which was previously presented in the residential real estate segment. It also includes our leasing operations, which were previously presented in both our residential real estate and commercial real estate segments. We have combined the leasing operations with resorts and leisure because they are all reported as recurring revenue streams. All prior year segment information has been restated to conform with the 2012 presentation.

For financial information about our operating segments, please see Note 18, Segment Information, of our Consolidated Financial Statements included in this Form 10-K.

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage, and other waterfront properties and land in and around Jacksonville and Tallahassee.

Our real estate investment strategy is focused on reducing future capital outlays, based on risk-adjusted investment return criteria to rank all investments in such properties. We adopted a rate of return against which we evaluate our capital expenditures and investments. The time frame for these expenditures and investments will vary based on the type of project. However, we will only incur such expenditures if our analysis indicates that the project will generate a return equal to or greater than the threshold return over its life. While an analysis is conducted for capital expenditures and investments in each of our five segments, we currently anticipate that the majority of our future capital expenditures and investments will be in residential real estate.

Within our residential real estate business, we have two types of communities and are planning to add a third type. The first, our residential resort communities, are positioned to attract primarily second home buyers. Our successful projects in this category include the WaterColor and WaterSound Beach communities, which were built in a region of Florida that has historically attracted second home buyers. During 2012, we saw increased demand for homes in these established resort communities as sales increased 45% and lot prices increased 10-50% as compared to the prior year. Less developed communities continue to have low sales volume and little price appreciation. We intend to maximize profits and long-term value in our successful residential resort communities by continually testing the upside on lot prices in these communities. With respect to less developed communities, we await demand.

Our second category of residential communities are our primary home communities for buyers who will use the community as their primary residence. The Breakfast Point, RiverTown and SouthWood communities are our largest projects in this category. Towards the end of 2012, we began to see increased interest from builders for our developed lots and undeveloped land in some of our primary home communities. We believe that there is a shortage in primary home communities and we are in a position at some of our primary home communities, such as the RiverTown and Breakfast Point communities, to capitalize on that shortage.

Our third category of residential communities are active adult communities. We currently do not have an active project in this category, but are planning to launch one or more adult communities in the near future.

Commercial Real Estate

In our commercial real estate segment we plan, develop, manage and sell real estate for commercial purposes. We focus on commercial development and sales in Northwest Florida because of our large land holdings surrounding the new Northwest Florida Beaches International Airport (the “Airport”), along roadways and near or within business districts in the region. We provide development opportunities for national and super regional retailers and our strategic partners in Northwest Florida. We offer land for commercial and light industrial uses within large and small-scale commerce parks, as well as a wide range of multi-family rental projects. We also develop commercial parcels within or near existing residential development projects.

Resorts, Leisure and Leasing Operations

Our resorts, leisure and leasing operations segment includes recurring revenue streams from (i) our resort and leisure businesses and (ii) our leasing operations.

Resort and Leisure Business

WaterColor Inn and Vacation Rentals. Our WaterColor Inn and Resort is an award winning boutique hotel, which provides guests with a beach club, spa, tennis center, an award-winning restaurant and complementary retail and commercial space. The day-to-day operations of the WaterColor Inn and Resort is managed by Noble House Hotels & Resorts. In addition our vacation rental business rents private homes in the WaterColor community and surrounding communities, primarily in those that we have built, to individuals who are vacationing in the area. We do not own the homes, but for a fee, we advertise, take reservations, check-in and check-out, and clean and maintain the home for the homeowner.

Golf Courses and Marinas. We own four golf courses in Northwest Florida. Three of them are in the Panama City Beach area and the fourth is located in Tallahassee. The golf courses are situated in or near our residential communities. We also own two marinas that were acquired as part of our residential real estate strategy. Our golf courses and marinas are managed for us by a third party management companies.

Leasing Operations

Our leasing operations business includes our retail and commercial leasing. Our retail leasing business principally arose in connection with the growth in our residential developments. We have several small retail shopping centers located in or very near to some of our residential projects, such as the WaterColor, SouthWood and WindMark Beach communities that are managed by our leasing team. The success of these small retail centers is closely tied to the success of the residential developments from which they draw their customers.

Our commercial leasing business includes industrial parks and several commerce parks. One of the industrial parks is our VentureCrossings Enterprise Centre, a 1,000 acre commercial and industrial development adjacent to the Airport. We are soliciting global office, retail and industrial users for this prime development location. In 2011, we entered into a build-to-suit lease for a 105,000 square foot building on a 10.8 acre site. Construction was completed and we commenced recognizing rent in mid-August 2012.

Forestry

We own and operate forestry operations in the Southeastern United States. We have 545,000 acres designated for forestry operations, including land in West Bay. Southern Pine, our main product, is a low-cost product that fits well into cost-conscience supply chains. We currently have the ability to consistently harvest approximately 315,000 acres. Our ability to harvest the remaining acreage is limited by geographical restrictions, i.e. lakes and wetlands that do not yield enough timber to make it worth the cost of operating in those areas, land set aside for mitigation banks, certain regulatory restrictions (such as a limitation on operating near an airport) and 40,000 acres subject to a 2011 timber deed. The use of the acreage subject to the timber deed will gradually revert back to us over twenty years as existing timber is harvested.

Our forestry operations can produce about 1.3 million tons of trees for lumber and pulp on an annual, sustainable basis. An integral component of our sustainability is our silviculture activities. We rigorously examine the characteristics of individual trees in a forest and the interactions of those trees with each other and with the forest ecosystem as a whole in order to maximize the timber output.

We currently produce both sawtimber (lumber used in construction) and pulp (timber used to make pulp for products like linerboard). As sawtimber prices are significantly higher than pulp prices, we have sought to increase the percentage of our timber that is sold as sawtimber by implementing progressive silviculture practices and developing relationships with local sawtimber customers. During 2011 and 2012, we implemented various initiatives to improve our timber volume and harvest efficiency. Specifically, we:

•	opened 70,000 acres in and around our West Bay sector to forestry operations;

•

authorized traditional clear-cut operations in areas where we previously had internal cosmetic requirements, such as leaving a buffer of trees standing along a road; eliminating the internal cosmetic requirements increased the amount of timber for every cut-and-haul dollar spent;

•	invested in information technology to more efficiently manage our timber operations; and

•	invested in roads and bridges to provide more efficient access to our timber stands.

As a result, we increased by 19% the tons harvested in 2012 and have increased the tons of sawtimber delivered over the last 5 years by 68%. However, much of this increase came from “catch-up” harvesting in the West Bay sector when we opened it to timber operations last year, so we expect that the tons harvested in 2013 will be flat or possibly slightly down as we return to a more normalized harvest growth curve.

A significant portion of the revenue from our forestry segment is generated pursuant to our supply agreement entered into in November 2010 with RockTenn (“RockTenn Supply Agreement”), under which we sell delivered wood (trees that we cut and deliver). Under the terms of our prior supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”), the price for timber (both stumpage and delivered wood) was based on the average price of stumpage set forth in an established index. As stumpage is priced lower than delivered wood, the one-index formula underpriced our delivered wood. Under the RockTenn Supply Agreement, the price for timber is based upon the average of the market price for stumpage and the market price for delivered wood, each as set forth in an established index. In addition, pursuant to the RockTenn Supply Agreement, Smurfit-Stone and RockTenn would be liable for any monetary damages as a result of the closure of the RockTenn mill in Panama City, Florida due to economic reasons for a period of one year. Nevertheless, if the mill was to permanently cease operations, the price for pulpwood may decline, and the cost of delivering logs to alternative customers would increase.

Rural Land

The majority of rural land sold is undeveloped timberland and is managed as timberland until sold, although some parcels include the benefits of limited development activity including improved roads, ponds and fencing. We have traditionally sold parcels of varying sizes ranging from less than one acre to thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors.

Seasonality

Our residential real estate business and our resorts, leisure and operation’s business are affected by seasonal fluctuations, with the spring and summer months traditionally being the most active time of year for customer traffic and sales.

Competition

The real estate development business is highly competitive and fragmented. We compete with other local, regional and national real estate companies, some of which may have greater financial, marketing, sales and other resources than we do. We compete based on location and price. In our forestry business, we compete with numerous public and privately held timber companies in our region. The principal method of competition is price and delivery. Wood products are also subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. For example, plywood markets are subject to competition from oriented strand board, and U.S. lumber and log markets are subject to competition from other worldwide suppliers.

Governmental Regulation

Our operations are subject to federal, state and local environmental laws and regulations, including laws relating to water, air, solid waste and hazardous substances and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities and timberlands to monitor compliance with these laws and regulations.

We also expect legislative and regulatory developments in the area of climate change to address carbon dioxide emissions and renewable energy and fuel standards. It is unclear as of this date how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require significant expenditures.

Employees

As of February 25, 2013, we had 74 full time equivalent employees.

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

The economic growth of Northwest Florida depends upon state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools. The future economic growth of Northwest Florida and our financial results may be adversely affected if its infrastructure is not improved. There can be no assurance that new improvements will occur or that existing projects will be completed.

Attracting companies offering high-quality jobs is a key factor in the economic growth of Northwest Florida. Northwest Florida has traditionally lagged behind the rest of Florida in economic growth, and as a result its residents have a lower per capita income than residents in other parts of the state. In order to improve the economy of the region, state and local governments, along with the private sector, must seek to attract large employers capable of paying high salaries to large numbers of new employees. State governments, particularly in the Southeast, and local governments within Florida compete intensely for new jobs. There can be no assurance that efforts to attract significant companies to our facilities in Northwest Florida will be successful. The future economic growth of Northwest Florida and our business, results of operations, cash flows and financial condition may be adversely affected if job growth is not achieved.

We have significant operations and properties in Florida that could be materially and adversely affected by natural disasters, severe weather conditions or other significant disruptions.

Our corporate headquarters and our properties are located in Florida, where major hurricanes have occurred. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales in affected communities or could lessen demand for products in those communities. Damage could also disrupt our resort and vacation rental business if there are extensive repairs to the facilities or lessen demand as a vacation destination. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.

In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of these natural disasters could also have a material adverse effect on our forestry business, if timber inventory is destroyed or unable to be harvested. Furthermore, an increase in sea levels due to long-term global warming could have a material adverse effect on our coastal properties and forestry business. The occurrence of natural disasters and the threat of adverse climate changes could also have a long-term negative effect on the attractiveness of Florida as a location for resort, seasonal and/or primary residences and as a location for new employers that can create high-quality jobs needed to spur growth in Northwest Florida.

Additionally, we are susceptible to manmade disasters or disruptions, such as oil spills like the Deepwater Horizon oil spill, acts of terrorism, power outages and communications failures. If a hurricane, natural disaster or other significant disruption occurs, we may experience disruptions to our operations and properties, which could have a material adverse effect on our business, results of operations, cash flows and financial position.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain insurance on our property, including property, liability, fire, flood and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may be inadequate to restore our economic position in a property.

Demand for real estate is sensitive to economic conditions over which we have no control. The past economic downturn has adversely affected our operations, and a slow recovery or decline in economic conditions could continue to adversely affect our operations.

Demand for real estate is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. Currently, unemployment is above historically normal levels and many lenders have limited their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. In addition, a record number of homes in foreclosure and forced sales by homeowners under distressed economic conditions are contributing to the high levels of inventories of homes and homesites available for sale. Revenues from our residential and commercial real estate segments have declined in the past several years, which has had an adverse effect on our financial condition and results of operations. Unemployment, lack of consumer confidence and other adverse consequences of the recent economic recession could delay a recovery in real estate markets. Florida, as one of the states most affected by the lingering economic downturn, could take longer to recover than the rest of the nation. Our business is especially sensitive to economic conditions in Northwest Florida, where many of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal products in our Northwest Florida communities. If market conditions were to worsen, the demand for our real estate products could further decline, negatively impacting our business, results of operations, cash flows and financial condition.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Florida has experienced strong population growth in the past few decades, particularly during the real estate boom in the first half of the last decade. In recent years, however, Florida’s population growth has been below average compared to recent decades. The decline in the rate of migration into Florida could reflect a number of factors affecting Florida, including weak economic conditions, restrictive credit, the occurrence of hurricanes and increased costs of living. Also, because of the housing collapse across the nation, people interested in moving to Florida may have delayed or cancelled their plans due to difficulties selling their existing homes.

The success of our primary communities will be dependent on strong migration population expansion in our regions of development, primarily Northwest Florida. We also believe that Baby Boomers seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of hurricanes or oil spills and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region of the state. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition would suffer.

A securities class action lawsuit is pending against us involving our past public disclosures, and the outcome of this lawsuit, and any related derivative lawsuits that may be filed in the future, could have an adverse effect on our business and stock price.

A securities class action lawsuit was filed against us and certain of our officers and directors, relating to our past disclosures and alleging, among other things, violations of the securities laws. There have also been additional derivative lawsuits filed by shareholders relating to the same matters described in the securities class action suit. We cannot predict the outcome of the pending lawsuit or any future lawsuits. Substantial damages or other monetary remedies assessed against us could have an adverse effect on our business and stock price.

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

We are seeking strategic partnerships to develop adult active communities, capitalize on the potential of the Port at Port St. Joe and maximize the value of our assets. These strategic partnerships may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in Northwest Florida, our primary area of focus, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

Once a strategic partner has been identified, actually reaching an agreement on a transaction may be difficult to complete and may take a considerable amount of time considering that negotiations require careful balancing of the parties’ various objectives, assets, skills and interests. A formal partnership may also involve special risks such as:

•	our partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments;

•	our partner could experience financial difficulties, and

•	actions by our partner may subject property owned by the partnership to liabilities or have other adverse consequences.

A key complicating factor is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We cannot assure that we will have sufficient resources, experience and/or skills to effectively manage our ongoing relationships with our strategic partners. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business, results of operations, cash flows and financial position could be adversely affected.

Environmental and other regulations may have an adverse effect on our business.

Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits which involves a long, uncertain and costly regulatory process. Most of our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by law. Development approval most often requires mitigation for impacts to wetlands that require land to be conserved at a disproportionate ratio versus the actual wetlands impacted and approved for development. Much of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Much of our property is in coastal areas that usually have a more restrictive permitting burden and must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.

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

In addition, some of these environmental laws impose strict liability, which means that we may be held liable for any environmental damage on our property regardless of fault.

Some of our past and present real property, particularly properties used in connection with our previous transportation and papermill operations, were involved in the storage, use or disposal of hazardous substances that have contaminated and may in the future contaminate the environment. We may bear liability for this contamination and for the costs of cleaning up a site at which we have disposed of, or to which we have transported, hazardous substances. The presence of hazardous substances on a property may also adversely affect our ability to sell or develop the property or to borrow funds using the property as collateral.

Changes in laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could lead to new or greater liabilities that could materially adversely affect our business, results of operations, cash flows or financial position.

We have had to take significant impairments of the carrying value of our investments in real estate and a decline in real estate values could result in additional impairments, which would have an adverse effect on our results of operations and financial position.

Over the past five years, we have recorded impairment charges of $507.1 million related to real estate investments. If market conditions were to deteriorate, our estimate of undiscounted future cash flows could fall below their carrying value and we could be required to take further impairments, which would have an adverse effect on our results of operations and financial position.

We may not be able to successfully implement our business strategy, which could adversely affect our financial condition, results of operations and cash flows.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including investing in new opportunities, such as the development of active adult communities, building a portfolio of recurring revenue streams, developing new commercial and industrial uses for our land portfolio, entering into strategic alliances and continuing to efficiently contribute to our bottom line performance. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial position could be negatively affected.

Our investment in new business opportunities is inherently risky, and could disrupt our ongoing businesses and adversely affect our operations.

We have invested and expect to continue to invest in new business opportunities, such as the development of our active adult community and the expansion of port related opportunities at the Port at Port St. Joe. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

If the RockTenn mill in Panama City were to permanently cease operations, the price we receive for our pine pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

In July of 2010, Smurfit-Stone, who was the owner of the Panama City mill, emerged from approximately 18 months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by us during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. A significant portion of the revenue from our forestry segment is generated pursuant to our supply agreement entered into in November 2010 with RockTenn (“RockTenn Supply Agreement”), under which we sell delivered wood (trees that we cut and deliver). Under the terms of the RockTenn Supply Agreement, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the RockTenn mill in Panama City were to permanently cease operations, the price for stumpage and delivered wood may decline, and the cost of delivering logs to alternative customers would increase.

If we are not able to generate sufficient cash to maintain and enhance our operations and to develop our real estate holdings, our results of operations, cash flows and financial position could be negatively impacted.

We operate in a capital intensive industry and require significant cash to maintain our competitive position. Although we have significantly reduced capital expenditures and operating expenses, we will need significant cash in the future to maintain and enhance our operations and to develop our real estate holdings. We obtain funds for our operating expenses and capital expenditures through cash flow from operations, property sales and financings. Due to the low levels of cash currently generated by our operations, we are continuing to explore alternative methods or strategies for generating additional cash, such as ways to maximize the use of our timber. We cannot guarantee, however, that any of these alternative cash sources will be viable, significant or successful. Failure to obtain sufficient cash when needed may limit our development activities, cause us to further reduce our operations or cause us to sell desirable assets on unfavorable terms, any of which could have a material adverse effect on our results of operations, cash flows and financial condition. If our cash flow proves to be insufficient, unanticipated expenses or otherwise, we may need to obtain additional financing from third-party lenders in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us, if at all.

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

Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property could lead to new or greater liabilities that could materially adversely affect our business, results of operations, cash flows or financial position.

We are dependent upon homebuilders as customers, but our ability to attract homebuilder customers and their ability or willingness to satisfy their purchase commitments may be uncertain.

We are highly dependent upon our relationships with homebuilders to be the primary customers for our homesites and to provide construction services at our residential developments. The homebuilder customers that have already committed to purchase homesites from us could decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose, in light of current market conditions, to purchase land from distressed sellers. Any of these events could have an adverse effect on our business, results of operations, cash flows and financial position.

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

Our ability to harvest and deliver timber may be subject to limitations which could adversely affect our operations.

Weather conditions, timber growth cycles, access limitations and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands. In addition, our timber is subject to damage by fire, insect infestation, disease, prolonged drought, flooding and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage with respect to damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels.

Significant competition could have an adverse effect on our business.

A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land and attract and retain experienced real estate development personnel. In addition, the forestry business is highly competitive in terms of price and quality. Wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

The loss of the services of our key management and personnel could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.

The cyclical nature of our real estate operations could adversely affect our results of operations and stock price.

The real estate industry is cyclical and can experience downturns based on consumer perceptions of real estate markets and other cyclical factors, which factors may work in conjunction with or be wholly unrelated to general economic conditions. Furthermore, our business is affected by seasonal fluctuations in customers interested in purchasing real estate, with the spring and summer months traditionally being the most active time of year for customer traffic and sales. Also, our supply of homesites available for purchase fluctuates from time to time. As a result, our real estate operations are cyclical, which may cause our quarterly revenues and results of operations to fluctuate significantly from quarter to quarter and to differ from the expectations of public market analysts and investors. If this occurs, the trading price of our stock could also fluctuate significantly.

Limitations on the access to the airport runway at the new Northwest Florida Beaches International Airport may have an adverse effect on the demand for our West Bay Sector lands adjacent to the new airport.

Our land donation agreement with the airport authority and the deed for the airport land provide access rights to the airport runway from our adjacent lands. We subsequently entered into an access agreement with the airport authority that provides access to the airport runway. Under the terms of the access agreement, we are subject to certain requirements of the airport authority, including but not limited to the laws administered by the Federal Aviation Administration (the “FAA”), the Florida Department of Environmental Protection, the U.S. Army Corps of Engineers, and Bay County. Should security measures at airports become more restrictive in the future due to circumstances beyond our control, FAA regulations governing these access rights may impose additional limitations that could significantly impair or restrict access rights.

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

We believe that runway access is a valuable attribute of some of our West Bay Sector lands adjacent to the new airport, and the failure to maintain such access, or the imposition of significant restrictions on such access, could adversely affect the demand for such lands and our business, results of operations, cash flows and financial position.

Increases in property insurance premiums and decreases in availability of homeowner property insurance in Florida could reduce customer demand for homes and homesites in our developments.

Homeowner property insurance companies doing business in Florida have reacted to previous hurricanes by increasing premiums, requiring higher deductibles, reducing limits, restricting coverage, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. It is uncertain what effect these actions may have on property insurance availability and rates in the state.

Furthermore, Florida’s state-owned property insurance company, Citizens Property Insurance Corp., underwrites homeowner property insurance. If there were to be a catastrophic hurricane or series of hurricanes to hit Florida, the exposure of the state government to property insurance claims could place extreme stress on state finances.

The high costs of property insurance premiums in Florida could deter potential customers from purchasing a home or homesite in one of our developments or make Northwest Florida less attractive to new employers that can create high quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our business, results of operations, cash flows and financial position.

Our commercial leasing projects may not yield anticipated returns, which could harm our operating results, reduce cash flow, or the ability to sell commercial assets.

A component of our business strategy is the development of commercial properties and assets for sale. These developments may not be as successful as expected due to the commercial leasing related risks, as well as the risks associated with real estate development, generally. Additionally, development of commercial projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters.

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

Despite the current problems in the mortgage lending industry, interest rates for home mortgage loans have generally remained low. Mortgage interest rates could increase in the future, however, which could adversely affect the demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial position may be negatively affected.

If Fairholme Funds, Inc. controls us within the meaning of the Investment Company Act of 1940, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.

Fairholme Funds, Inc. (“Fairholme”) is an investment company registered under the Investment Company Act of 1940 (the “Investment Company Act”) that, as of December 31, 2012, beneficially owned approximately 25.1% of our outstanding common stock. Fairholme Capital Management, L.L.C. (“Fairholme Capital”), which controls Fairholme, is the investment advisor of accounts that in the aggregate own, as of December 31, 2012, an additional 2.1% of our common stock. Bruce R. Berkowitz, the Managing Member of Fairholme Capital Management, L.L.C., and the President of Fairholme, is the Chairman of our Board of Directors. Under the Investment Company Act, “control” means the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. The SEC, however, has considered factors other than ownership of voting securities in determining control, including an official position with the company when such was obtained as a result of the influence over the company. Accordingly, even if Fairholme’s beneficial ownership in us is below 25%, Fairholme may nevertheless be deemed to control us. The Investment Company Act generally prohibits a company controlled by an investment company from engaging in certain transactions with any affiliate of the investment company or affiliates of the affiliate, subject to limited exceptions. An affiliate of an investment company is defined in the Investment Company Act as, among other things, any company 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by the investment company, a company directly or indirectly controlling, controlled by, or under common control with, the investment company or a company directly or indirectly owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of the investment company.

We believe that Fairholme is currently affiliated with a number of entities, including Imperial Metals Corporation, Leucadia National Corporation, MBIA, Inc., Orchard Supply Hardware Stores Corporation, Sears Holdings Corporation, Sears Canada, Inc., and American International Group Inc. Due to this affiliation, should Fairholme be deemed to control us, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless one of the limited exceptions applies. This could adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties apply for companies found to be in violation of the Investment Company Act.

We may not be able to benefit from our net operating loss (NOL) carryforwards and changes in our income tax estimates could affect our profitability.

In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period; we include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our results of operations, cash flows and financial position.

In the recent prior years, the Company has suffered losses for tax and financial statement purposes that have generated significant federal and state NOL carryforwards. These may be used against future taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the 20 year NOL carryforward period. In our consolidated financial statements, we have recorded a reserve against a portion of all of our deferred tax assets due to the possibility that we may not have taxable income that will enable us to benefit from them. However, those reserves will be reversed when it becomes more likely than not that we will have sufficient taxable income to take advantage of the deferred tax assets.

Tax law changes could make home ownership more expensive or less attractive.

Historically, significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally have been deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income as itemized deductions. The Federal government has been considering eliminating some deductions, or limiting the tax benefit of deductions, with regard to people with incomes above specified levels. As part of the American Taxpayer Relief Act of 2012, enacted on January 1, 2013, beginning in 2013 certain taxpayers will have their itemized deductions limited. Such limits will increase the after-tax cost of owning a home, which is likely to impact adversely the demand for homes and could reduce the prices for which we can sell homes, particularly in higher priced communities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal executive offices located in WaterSound, Florida.

We own approximately 567,000 acres, the majority of which are located in Northwest Florida. Our land holdings include approximately 403,000 acres within 15 miles of the coast of the Gulf of Mexico. Most of our raw land assets are managed as timberlands until designated for development.

For more information on our real estate assets, see Item 1. Business.

Item 3.	Legal Proceedings

Oil Spill Lawsuits

As a result of the Deepwater Horizon oil spill, we have incurred significant expenses and our properties, results of operations and stock price have been negatively impacted. We pursued certain claims that were available through the Gulf Coast Claims Facility to reimburse us for some of these losses and have received interim compensation without releasing our claims. In addition, on November 1, 2011, we joined the Multi-District Litigation (MDL) related to the Deepwater Horizon oil spill in the United States District Court for the Eastern District of Louisiana (In re Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, No. 10-md-2179). We asserted claims for, among other things, physical damage to property under maritime law, claims under the Oil Pollution Act, and state law claims against a number of defendants, including BP Exploration & Production, Transocean, Ltd., Halliburton Energy Services, Inc. and M-I, LLC. We are seeking an unspecified amount in damages. Pursuant to the settlement of our claim related to our resort operations, which the court approved on December 21, 2012, we presently have a $7.26 million claim in the settlement process. We retain additional damages claims in the MDL that are not included in that settlement, which we are continuing to pursue.

Shareholder Lawsuits

We have an ongoing securities class action lawsuit against St. Joe and certain of our current and former officers originally filed in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of the Company and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. On March 15, 2012, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On February 25, 2013, the United States Court of Appeals for the Eleventh Circuit filed its decision affirming the trial court’s dismissal of the complaint.

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. The complaints seek an unspecified amount in damages. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions, and seeking an unspecified amount in damages. On September 16, 2011, plaintiffs in Nakata and

Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. On June 4, 2012, the court granted the parties motion to stay the Shurkin action pending the outcome of the Meyer action. Further action in the Nakata and Packer action, and the Shurkin action, are awaiting final resolution of the Meyer action discussed above.

Securities and Exchange Commission Investigation

On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is cooperating with the SEC. The Company believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. The Company cannot evaluate the likelihood of an unfavorable outcome related to this matter to be either “probable” or “remote”, nor can they predict the amount or range of possible loss from an unfavorable outcome to give an estimated range.

Item 4.	Mine Safety Disclosures. Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 25, 2013, we had approximately 1,324 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”

The range of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common Stock Price
	High	Low
2012
Fourth Quarter	$23.08	$19.09
Third Quarter	22.35	15.55
Second Quarter	18.53	14.40
First Quarter	20.03	14.50
2011
Fourth Quarter	$15.63	$12.91
Third Quarter	20.87	14.84
Second Quarter	27.09	18.42
First Quarter	29.50	22.08

On February 25, 2013, the closing price of our common stock on the NYSE was $21.89. We did not pay cash dividends in 2011 or 2012 and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

The following performance graph compares our cumulative shareholder returns for the period December 31, 2007, through December 31, 2012, assuming $100 was invested on December 31, 2007, in our common stock, in the S&P 500 Index, and in a custom peer group of real estate related companies which is composed of the following companies:

AMB Property Corporation (AMB),

Developers Diversified Realty Corporation (DDR),

Duke Realty Corporation (DRE),

Highwoods Properties, Inc. (HIW),

Jones Lang LaSalle Incorporated (JLL),

Kimco Realty Corporation (KIM),

The Macerich Company (MAC),

MDC Holdings Inc. (MDC),

NVR, Inc. (NVR),

Plum Creek Timber Company, Inc. (PCL),

Regency Centers Corporation (REG),

Rayonier Inc. (RYN),

Toll Brothers Inc. (TOL), and

WP Carey & Co. LLC (WPC).

The Company has changed the index and custom peer group of real estate related companies to reflect our current market capitalization and business strategy. The following performance graph compares our cumulative shareholder returns for the period December 31, 2007, through December 31, 2012, assuming $100 was invested on December 31, 2007, in our common stock, in the Russell 3000 Index, and the below revised custom peer group of real estate related companies, which is composed of the following companies:

Alexander & Baldwin Inc (ALEX)

Consolidated Tomoka-Land Co. (CTO)

First Hartford Corp (FHRT)

Tejon Ranch Co. (TRC)

AV Homes Inc (AVHI)

Homefed Corp (HOFD)

The Howard Hughes Corp (HHC)

Maui Land & Pineapple Co Inc. (MLP)

Stratus Properties Inc (STRS).

The total returns shown below assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
The St. Joe Company	$100	$68.49	$81.36	$61.53	$41.28	$65.00
Russell 3000 Index	$100	$62.69	$80.46	$94.08	$95.05	$110.65
S&P 500 Index	$100	$63.00	$79.68	$91.68	$93.61	$108.59
2012 Custom Real Estate Peer Group*	$100	$49.93	$48.45	$45.91	$36.84	$55.11
2011 Custom Real Estate Peer Group*	$100	$59.27	$70.55	$84.54	$84.66	$109.06

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Equity Compensation Plan Information

The following table includes information as of December 31, 2012 about shares of our common stock that may be issued pursuant to awards under our 2009 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	105,100	$52.96	1,454,194
Equity compensation plans not approved by security holders	—	—	—

Total	105,100	$52.96	1,454,194

For additional information regarding our equity compensation plans, see Note 16, Stock-Based Compensation.

Item 6.	Selected Financial Data

The following table sets forth Selected Consolidated Financial Data for the Company on a historical basis for the five years ended December 31, 2012. This information should be read in conjunction with the consolidated financial statements of the Company (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements and revised for discontinued operations where applicable.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues(1)	$139,396	$145,285	$99,540	$138,257	$258,158
Total expenses	137,262	532,092	151,094	347,612	283,711

Operating income (loss)	2,134	(386,807)	(51,554)	(209,355)	(25,553)
Other (expense) income	4,289	934	(3,892)	4,215	(36,643)

Income (loss) from operations before equity from loss from unconsolidated affiliates and income taxes	6,423	(385,873)	(55,446)	(205,140)	(62,196)
Equity in loss from unconsolidated affiliates	(46)	(93)	(4,308)	(122)	(330)
Income tax (benefit) expense	387	(55,658)	(23,849)	(81,227)	(26,921)

Income (loss) from continuing operations	5,990	(330,308)	(35,905)	(124,035)	(35,605)
Loss from discontinued operations(2)	—	—	—	(6,888)	(1,568)
Gain on sale of discontinued operations(2)	—	—	—	75	—

Loss from discontinued operations(2)	—	—	—	(6,813)	(1,568)

Net income (loss)	5,990	(330,308)	(35,905)	(130,848)	(37,173)
Less: Net loss income attributable to noncontrolling interest	(22)	(29)	(41)	(821)	(807)

Net income (loss) attributable to the Company	$6,012	$(330,279)	$(35,864)	$(130,027)	$(36,366)

Per Share Data:
Basic and Diluted
Income (loss) from continuing operations attributable to the Company	$0.07	$(3.58)	$(0.39)	$(1.35)	$(0.38)
Loss from discontinued operations attributable to the Company(2)	—	—	—	(0.07)	(0.02)

Net income (loss) attributable to the Company	$0.07	$(3.58)	$(0.39)	$(1.42)	$(0.40)

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Investment in real estate	$370,647	$387,202	$755,392	$767,006	$909,658
Cash and cash equivalents	$165,980	$162,391	$183,827	$163,807	$115,472
Property and equipment, net	$12,149	$14,946	$13,014	$15,269	$19,786
Total assets	$645,521	$661,291	$1,051,695	$1,116,944	$1,237,353
Debt	$36,062	$53,458	$54,651	$57,014	$68,635
Total equity	$552,334	$543,892	$872,437	$896,320	$992,431

(1)	Total revenues include real estate revenues from property sales, timber sales, resort and club revenue and other revenues, primarily other rental revenues and brokerage fees.
(2)	Discontinued operations include the Victoria Hills Golf Club and St. Johns Golf and Country Club golf course operations in 2009, and Sunshine State Cypress, Inc. in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own land, timber and resort assets located primarily in Northwest Florida and in and around the Jacksonville and Tallahassee regions of North Florida. We seek higher and better uses for our assets through a range of activities from forestry to strategic land planning and development, infrastructure improvements and promoting economic development in the region where we operate. We will explore sale of such assets when they reach their highest and best use.

2012 Developments:

•	Leased 20 acres of the Port St. Joe facility to a regional ship builder, and commenced recognizing rent August 2012;

•	Completed construction of a build-to-suit facility for Exelis Corporation within the VentureCrossings Enterprise Centre, and commenced recognizing rent in mid-August 2012;

•	Received and recognized $1.7 million related to our claims stemming from the Deepwater Horizon Oil Spill;

•

Operating and corporate expenses declined $18.8 million or 37.5% as compared to 2011 as a result of a reduction in staff, lower legal fees, decreased pension charges, and reduced stock-based compensation charges;

•	Residential real estate sales increased $9.5 million to $22.1 million in 2012 as compared to 2011;

•	Closed six commercial property sales in Northwest Florida, consisting of 67 acres, for an aggregate of $10.4 million;

•	Closed nine rural land sales, consisting of 6,221 acres, for an aggregate of $23.4 million;

•	Entered into a joint venture for our Pier Park North project to develop a retail lifestyle center in Panama City Beach, Florida;

•

Prepaid approximately $19.9 million of Community Development District assessment obligations in September 2012, saving an estimated $6.0 million in interest expense over the next four and a half years; and

•	Approved a plan to terminate our pension plan that will save the Company annual administrating costs and could revert $15 million to $19 million of cash back to the Company after termination.

We have five operating segments. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Years Ended December 31,
	2012	2011	2010
Segment Operating Revenue
Residential real estate	15.9%	8.7%	9.1%
Commerical real estate	7.5%	2.6%	4.4%
Resorts, leisure and leasing operations	31.9%	26.3%	31.6%
Forestry	28.0%	59.7%	28.9%
Rural land	16.8%	2.4%	24.5%
Other	0.1%	0.3%	1.5%

Consolidated operating revenues	100.0%	100.0%	100.0%

For 2012, we changed our segment presentation to include resorts, leisure and leasing operations as a reportable operating segment because this business currently meets the qualitative and quantitative factors as a reportable operating segment.

This segment includes our resorts and clubs business, which was previously presented in the residential real estate segment. It also includes our leasing operations, which were previously presented in both our residential real estate and commercial real estate segments. We have combined the leasing operations with resorts and leisure because they are all reported as recurring revenue streams. All prior year segment information has been restated to conform with the 2012 presentation. The change in reportable operating segments has no effect on our consolidated financial position, results of operations or cash flows for the periods presented.

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land in and around Jacksonville and Tallahassee.

Our residential real estate segment generates revenues from:

•	the sale of developed homesites;

•	the sale of parcels of entitled, undeveloped lots;

•	the lot residual that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; and

•	fees on certain transactions.

Our residential real estate segment incurs cost of revenues from:

•	costs directly associated with the land, development and construction of real estate sold, indirect costs such as development overhead, project administration, warranty, and selling costs; and

•	brokerage fees.

Commercial Real Estate

In our commercial real estate segment we plan, develop and entitle our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel, industrial and multi-family uses. We sell land for commercial and light industrial uses within large and small-scale commerce parks, as well as for multi-family rental projects.

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, multi-family, office, hotel and industrial uses and from the sale of undeveloped land or land with limited development, and easements. Our commercial real estate segment incurs costs of revenues from costs directly associated with the land, development costs and selling costs.

Resorts, Leisure and Leasing Operations

Our resorts, leisure and leasing operations segment generates revenues from our recurring revenue streams, which primarily include the WaterColor Inn and vacation rentals, golf courses, marinas and leasing operations.

WaterColor Inn and Vacation Rentals – Our resorts, leisure and leasing operations segment generates revenues from the WaterColor Inn and Resort, an award winning boutique hotel, the WaterSound Beach club and our vacation rentals. The WaterColor Inn incurs costs from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes to families vacationing in the area. The vacation rental business incurs costs from marketing, personnel and general maintenance for the homeowner.

Golf Courses – Our golf courses generate revenues from memberships and daily play and incurs costs from the services provided, maintenance of the golf course facilities and personnel costs and third party management fees

Marinas – Our marinas generate revenues from boat slip rentals and incidentals such as fuel and ice, and incur costs from cost of services provided, maintenance of the marina facilities, and personnel costs.

Leasing Operations – Our leasing operations generate revenues from leasing retail and commercial property and incurs costs primarily from maintenance of the properties and personnel costs.

Rural Land

Our rural land segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. Our rural land segments prepares land for sale for these uses through harvesting, thinning and other siviculture practices, and in some cases, limited infrastructure development. Our rural land segment generates revenues from the sale of undeveloped land, land with limited development and easements. Our rural land segment incurs costs of revenue from the cost of land, minimal development costs and selling costs.

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

A significant portion of the revenue from our forestry segment is generated pursuant to our supply agreement entered into in November 2010 with RockTenn (“RockTenn Supply Agreement”), under which we sell delivered wood (trees that we cut and deliver). Under the terms of our prior supply agreement with Smurfit-Stone Container Corporation (“Smurfit-Stone”), the price for timber (both stumpage and delivered wood) was based on the average price of stumpage set forth in an established index. As stumpage is priced lower than delivered wood, the one-index formula underpriced our delivered wood. Under the RockTenn Supply Agreement, the price for timber is based upon the average of the market price for stumpage and the market price for delivered wood, each as set forth in an established index. In addition, pursuant to the RockTenn Supply Agreement, Smurfit-Stone and RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the RockTenn mill in Panama City, Florida, were to permanently cease operations, the price for pulpwood may decline, and the cost of delivering logs to alternative customers would increase.

Critical Accounting Estimates

The discussion and analysis of our financial condition, results of operations and cash flows is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on our historical and current experience and on various other assumptions that management believes are reasonable under the circumstances. We evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Real estate inventory costs also include land and common development costs (such as roads, sewers and amenities), multi-family construction costs, capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.

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

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on the Company’s risk-adjusted investment return criteria for evaluating the Company’s projects under development or undeveloped, management’s assumptions used in the projection of undiscounted cash flows included:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	estimated pricing and projected price appreciation over time, which can range from 0 to 10% annually;

•	the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;

•	holding costs to be incurred over the selling period;

•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	assumptions regarding the intent and ability to hold individual investments in real estate over projected periods and related assumptions regarding available liquidity to fund continued development.

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

The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group. As a result of our adoption of our risk-adjusted investment return criteria, these future holding periods were reduced to a maximum period of 13 years in January 2012. As we have new projects or developments we will use specific holding periods for these new projects, which may include longer holding periods.

Retained interest investments. We have recorded retained interest with respect to the monetization of certain installment notes through the use of qualified special purpose entities, which is recorded in Other assets in our Consolidated Balance Sheets. At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates. We recognize investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-11.9% based on expected future cash flows. We continue to update the expectation of cash flows to be collected over the life of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investment in 2012, 2011 and 2010.

Standby guarantee liability. In October 2009, we entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the new Northwest Florida Beaches International Airport in Northwest Florida. We agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest’s profits from the air service during the term of the agreement will be shared with us up to the maximum amount of our break-even payments. We measured the standby guarantee liability at fair value based upon a discounted cash flow analysis based on our best estimates of future cash flows to be paid by us pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, seasonality and the timing of the commencement of service.

Effective July 1, 2012, the Company and Southwest Airlines mutually agreed to terminate this agreement. In conjunction with the termination of this agreement, in 2012, we recorded $0.8 million of other income as a result of eliminating a liability recorded at the inception of the agreement. No payments were due to Southwest Airlines at the effective date of termination.

Pension plan. We sponsor a cash balance defined-benefit pension plan covering a majority of our employees. The accounting for pension benefits is determined by accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, employee turnover, mortality and retirement ages, and future salary increases. Changes in these key assumptions can have a significant effect on the pension plan’s impact on the financial statements of the Company. For example, in 2012, a 1% increase in the assumed long-term rate of return on pension assets would have resulted in a $0.5 million increase in pre-tax income. A 1% decrease in the assumed long-term rate of return would have caused an equivalent decrease in pre-tax income. A 1% increase or decrease in the assumed discount rate would have resulted in a less than $0.1 million change in pre-tax income. At December 31, 2012, our pension plan was in a net overfunded position of $33.4 million and the ratio of plan assets to projected benefit obligation was 225%.

In 2012, our Compensation Committee approved a plan to terminate our pension plan in March 2013. At that time, the plan will be frozen until such time that we have received all the regulatory approvals for termination. As a result of this action, we recognized a loss in 2012 of $2.1 million. In addition, we currently expect to recognize further estimated losses of approximately $22 million to $26 million, and receive approximately $15 million to $19 million of cash once we receive all the regulatory approvals and distributions are made to plan participants and excise taxes are paid.

Stock-Based Compensation. We have previously offered stock incentive plans whereby awards were granted to certain employees and non-employee directors in the form of restricted shares of our common stock or options to purchase our common stock. In 2012, less than 0.1 million of vested restricted stock awards were granted. In addition, in February 2011, 2010 and 2009, we granted select executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as our total shareholder return as compared to the total shareholder return of certain peer groups during a three-year performance period.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Upon exercise of stock options or vesting of restricted stock, we will issue new common stock.

All stock options and the majority of our restricted share awards have vested and the related stock-based compensation has been recognized in our consolidated financial statements in prior years. We currently have less than $0.1 million of unamortized expense related to restricted share awards that will be recognized in the first quarter of 2013 when these awards vest.

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

At December 31, 2012 and 2011, the Company had a federal net operating loss of approximately $83.5 million and $92.0 million, respectively, and a state net operating loss carry forward of $596.8 million and $612.6 million, respectively. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets and has provided for a valuation allowance of $92.6 million and $95.5 million at December 31, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income

On January 1, 2012, we adopted an accounting standards update (“ASU”) that require an entity to present either (1) a single statement of comprehensive income or loss or (2) a separate statement of comprehensive income or loss that immediately follows a statement of income or loss. A single statement of comprehensive income or loss is comprised of a statement of income or loss with other comprehensive income and losses, total other comprehensive income or loss, and total comprehensive income or loss appended. A separate statement of comprehensive income or loss is comprised of net income or loss, other comprehensive income and losses, total other comprehensive income or loss, and total comprehensive income or loss. Furthermore, the ASU prohibit an entity from presenting other comprehensive income and losses in a statement of equity only. The adoption of the ASU resulted in the addition of the Consolidated Statements of Comprehensive Income to our Condensed Consolidated Financial Statements.

Amendments to Fair Value Measurement Requirements

On January 1, 2012, we adopted an ASU that requires additional fair value measurement disclosures. For fair value measurements that use significant unobservable inputs, quantitative disclosures of the inputs and qualitative disclosures of the valuation processes are required. For items not measured at fair value in the balance sheet but whose fair value is disclosed, disclosures of the fair value hierarchy level, the fair value measurement techniques used, and the inputs used in the fair value measurements are required. In addition, the ASU permits an entity to measure the fair value of a portfolio of financial instruments based on the portfolio’s net position, if the portfolio has met certain criteria. Furthermore, the ASU refines when an entity should, and should not, apply certain premiums and discounts to a fair value measurement. The adoption of the ASU is reflected in Note 13, Fair value measurements and did not have a material impact on our Consolidated Financial Statements.

Results of Operations

Consolidated Results

The following table sets forth a comparison of our revenues and expenses for the three years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Revenues:
Real estate sales	$56.0	$20.4	$39.3
Resort, leisure and leasing revenues	44.4	38.2	31.4
Timber sales	39.0	86.7	28.8

Total	$139.4	$145.3	$99.5

Expenses:
Cost of real estate sales	$28.2	$11.5	$8.9
Cost of resort, leisure and leasing revenues	39.1	37.1	33.2
Cost of timber sales	24.0	22.9	20.2
Other operating expenses	15.3	22.3	34.8
Corporate expenses, net	15.9	27.8	26.2
Depreciation, depletion and amortization	10.1	15.8	13.7
Impairment losses	2.6	377.3	4.8
Pension charges	2.1	5.9	4.1
Restructuring charges	—	11.5	5.2

Total	$137.3	$532.1	$151.1

Operating income (loss)	$2.1	$(386.8)	$(51.6)

Other income (expense)	4.3	0.9	(3.9)

Loss from operations before equity in loss from unconsolidated affiliates and income taxes	6.4	(385.9)	(55.5)
Equity in loss from unconsolidated affiliates	—	—	(4.3)
Income tax expense (benefit)	0.4	(55.6)	(23.8)

Net income (loss)	$6.0	$(330.3)	$(36.0)

Real estate revenues and cost of sales. Real estate sales increased by $35.6 million or 175% in 2012 as compared to 2011 principally due to the following:

•

An increase of 19% in volume and at some of our project an increase in pricing of homesite sales and increased pricing at some of our projects sales resulted in a net increase in residential real estate sales of approximately $9.5 million.

•	Increased number of acres sold in commercial real estate resulting in increased revenue of approximately $6.6 million.

•	Increased number of acres sold in rural land resulting in increased revenue of approximately $19.9 million.

The increase in cost of real estate sales of $16.7 million or 145% in 2012 as compared to 2011 was driven by the increase in real estate sales. This increase is comprised of an increase of $5.6 million related to cost of residential real estate sales and $11.2 million related to cost of commercial real estate sales and rural land sales. Cost of real estate sales as a percentage of revenue can vary significantly due to the mix of real estate sold. The increase in the gross margin on real estate sales is due to an increase in the volume and slight price increases in residential and commercial real estate sales as compared to 2011.

The decrease of $18.9 million or 48% in real estate sales in 2011 as compared with 2010 is primarily due to decreased sales in rural land sales as a result of our planned reduction in large tract rural land sales, as well as weakened demand, partially offset by an increase of residential real estate sales. Cost of real estate sales increased and gross margin on real estate sales decreased during 2011 compared to 2010 primarily as a result of the higher proportion of residential sales compared to rural land sales. Residential real estate sales remained weak in 2011 due to oversupply, depressed prices in the Florida real estate markets, poor economic conditions and the residual uncertainty about the Gulf Coast region arising from the Deepwater Horizon incident.

Resorts, leisure and leasing revenues. The increase of $6.2 million or 16% in revenues in 2012 as compared to 2011 was driven by an increase of $4.4 million from the WaterColor Inn and vacation rentals due to increased occupancy and room rate increases implemented earlier in 2012, more vacation homes and occupancy in our vacation rental business, and improved operating margins. In addition revenues from our leasing operations increased $1.4 million, or 64%, due to commencement of rent for our built-to-suit leases that began at the end of 2011 through mid-2012. Cost of resort, leisure and operating revenues increased $1.9 million or 5%, which was due to greater occupancy and activity levels at the WaterColor Inn and vacation rentals.

Resort, leisure and leasing revenues increased $6.8 million or 22% in 2011 as compared with 2010, primarily due to rate and occupancy increases at the WaterColor Inn and in the vacation rental programs and increased activity at related resort operations. Cost of resort, leisure and leasing revenues increased $3.9 million due to greater occupancy and activity levels.

Timber revenues. Timber revenues decreased by approximately $47.7 million in 2012 as compared to 2011 due to $54.5 million of revenue from a timber teed transaction in 2011. Excluding the impact of the $54.5 million timber deed transaction in 2011, revenues increased approximately $6.8 million or 21% in 2012 as compared to 2011 primarily due to the volume increases, offset by declines in price per ton. Cost of timber sales increased $1.1 million in 2012 as compared to 2011 primarily due to the increased timber harvest volume.

Timber revenues increased $57.9 million in 2011 as compared to 2010 primarily due to the $55.9 million agreement for the sale of a timber deed. We recognized $54.5 million related to the timber deed with $1.4 million recorded as an imputed lease to be recognized over the 20 year life of the timber deed. Excluding the impact of the $54.5 million timber deed transaction in 2011, revenues increased approximately $3.5 million or 11.2% in 2011 as compared to 2010. Open market sales of timber also increased as a result of change in product mix compared to total harvest. Cost of timber sales increased $2.7 million in 2011 as compared to 2010 due primarily to expenditures made to collect timber inventory data on the Company’s timberlands.

Other operating expenses. The decrease of approximately $7.0 million or 31% in 2012 as compared to 2011 was driven primarily by decreases in personnel costs, professional fees and real estate taxes.

Other operating expenses decreased by $12.5 million or 36% in 2011 as compared to 2010 due to lower general and administrative expenses as a result of our continued restructuring efforts and a decrease in a litigation settlement accrued in 2010 which was paid in 2011.

Corporate expense, net. Corporate expense, net consists of corporate general and administrative expenses, decreased $11.9 million or 43% in 2012 as compared to 2011 primarily due to decreases in legal expenses of $11.6 million, rent expense of $2.0 million, and $3.8 million of personnel costs, including stock-based compensation. In addition 2011 includes a $5.5 million expense reduction due to the Company discontinuing its retiree medical benefits in 2011.

Corporate expenses increased by $1.6 million, or 5%, in 2011 as compared to 2010 primarily due to an increase in legal fees of $7.0 million primarily associated with the SEC inquiry, the securities class action lawsuit, the change in control of the company in the first part of 2011 and litigation related to a contract dispute. In addition, deferred compensation costs increased $3.0 million associated with the acceleration of restricted stock units resulting from the change in management control in February 2011. These increases were offset by the $5.5 million expense reduction due to the Company discontinuing its retiree medical benefits in 2011 combined with cost reductions as a result of the restructuring programs.

Depreciation, depletion and amortization. The decrease of $5.7 million in depreciation, depletion and amortization expenses in 2012 as compared to 2011 was driven by the impairment of our long-lived assets occurring in the fourth quarter of 2011. The reduction in the carrying cost to many of these assets reduced the amount subject to depreciation in 2012. Depreciation and amortization expenses increased by $2.1 million in 2011 as compared to 2010 primarily due to the increase in capital expenditures for property and equipment and operating properties.

Impairment losses. In 2012, we incurred impairment charges of $2.6 million related to our covered airport parking facility at the Northwest Florida Beaches International Airport (the “Airport”), which we agreed to cease operating as a parking facility for a period of time. In return we were released from a twenty-eight year land lease that will save us a total of approximately $4.2 million in lease payments and agreed to assume certain costs associated with the land. During 2011, we recorded significant impairment charges primarily due to our change in real estate investment strategy. In 2010, we recorded significant impairment charges, as a result of the decline in demand and market prices in our real estate markets. The following table summarizes our impairment charges for the three years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Investment in Real Estate:
Residential Projects Under Development
RiverCamps	$—	$18.2	$—
RiverTown	—	87.4	—
Southwood	—	17.2	—
SummerCamp	—	18.7	—
WaterSound North	—	35.6	—
Wild Heron	—	6.9	3.5
Windmark Beach	—	126.2	—
Homes and homesites — various residential communities	—	2.2	0.8
Investment in unconsolidated affiliates	—	—	3.8
Inactive residential developments	—	48.6	—
Abandoned development plans	—	0.8	—
Commercial commerce parks and other commercial land and operating properties	2.6	15.5	—

Total investment in real estate impairment charges	$2.6	$377.3	$8.1

In connection with implementing our new real estate investment strategy, we reassessed the carrying value of our real estate and determined that an impairment to record certain of our assets to fair value was necessary. Accordingly, we recorded a non-cash charge for impairment in 2011 of $374.8 million. Earlier in 2011, we also recorded an impairment charge of $0.8 million on development costs incurred on the indefinitely delayed construction of the corporate headquarters building located at VentureCrossings and approximately $1.7 million in impairment charges on homes and homesites. For further discussion, see Note 3, Impairments of Long-lived Assets, in the Notes to the Consolidated Financial Statements.

Pension settlement charge. In 2012 the Compensation Committee approved a plan to terminate our pension plan, which resulted in the recognition of a curtailment loss of $2.1 million in 2012. In 2011 and 2010, we recorded additional pension charges of $5.9 million and $4.1 million, respectively, as a result of reduced employment levels in connection with our restructuring programs. Pension costs not associated with the curtailment or the restructuring programs are included in corporate expenses, above. As a result of the planned termination, we currently expect to recognize further estimated losses of approximately $22 million to $26 million and receive excess cash of approximately $15 million to $19 million once we receive all the regulatory approvals and distributions are made to plan participants and excise taxes are paid.

Restructuring Charges. Restructuring charges were limited in 2012 as programs commencing in prior periods were substantially complete at the beginning of 2012, and we did not introduce any new programs during 2012. We recorded restructuring charges of $11.5 million in 2011 and $5.3 million in 2010 under our 2010 restructuring and relocation program related to termination and relocation benefits to employees, as well as certain ancillary facility related costs. A substantial portion of our restructuring charges incurred during 2011 were related to our 2011 restructuring program.

In February 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. During 2011, we expensed $4.2 million of restructuring charges under the terms of this agreement (not including the additional $1.5 million of non-cash compensation expense arising from the accelerated vesting of Mr. Greene’s restricted stock grants).

In April 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to our current restructuring program. In 2011, we expensed $6.7 million related to the terminations including amounts under the terms of the separation agreements.

For further discussion, see Note 10, Restructuring, in the Notes to the Consolidated Financial Statements.

Other income (expense). Other income (expense) consists primarily of investment income, interest expense, gains and losses on sales and dispositions of assets, investment income related to our retained interest investment from the monetization of certain installment notes, expense related to our standby guarantee liability and other income.

Total other income increased $3.4 million in 2012 as compared to 2011 primarily due to the $1.7 million of cash received and recognized related to our claims stemming from the Deepwater Horizon Oil Spill, an increase of $1.0 million due to insurance proceeds from the loss of property in 2011, and a decrease of $1.1 million in interest expense.

Total other income increased $4.8 million in 2011 as compared to 2010 primarily due to the settlement and payment of interest related to the litigation reserve combined with decreases in interest expense related to the revolving credit facility and community development district debt obligations.

Equity in Loss from Unconsolidated Affiliates. We have investments in affiliates that are accounted for by the equity method of accounting. These investments consist primarily of four joint ventures, three of which are residential communities that are now substantially sold out. Equity in loss from unconsolidated affiliates totaled less than $0.1 million, $0.1 million, and $4.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our equity in loss from unconsolidated affiliates in 2010 includes an impairment charge of $3.8 million related to our East San Marco, L.L.C. joint venture.

Income Tax Expense/Benefit. Income tax expense was $0.4 million in 2012 and income tax benefit was $55.6 million and $23.8 million in 2011, and 2010, respectively. Our effective tax rate was 6.0%, 14.4%, and 39.9% for the years ended December 31, 2012, 2011, and 2010, respectively. The effective tax rate decreased to 14.4% in 2011 primarily due to a valuation allowance established on the deferred tax asset which resulted from the impairment charges taken in 2011.

Segment Results

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own large tracts of land in Northwest Florida, including significant Gulf of Mexico beach frontage and waterfront properties, and land near Jacksonville and Tallahassee.

We believe our residential sales are showing signs of recovery in many of our Northwest Florida projects. However, with the U.S. and Florida economies still battling the adverse effects of home foreclosures, restrictive credit, significant inventories of unsold homes and weak economic conditions, the timing of a sustainable recovery at all our residential projects remains uncertain.

The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Revenues:
Real estate sales	$21.6	$12.2	$8.7
Other revenues	0.5	0.4	0.3

Total revenues	$22.1	$12.6	$9.0
Expenses:
Cost of real estate sales	$14.9	$9.3	$6.4
Cost of other revenues	0.1	0.3	0.4
Other operating expenses	9.5	14.0	23.7
Depreciation and amortization	1.8	2.5	2.9
Impairment losses	—	337.6	4.8
Restructuring charges	—	0.7	1.0

Total	$26.3	$364.4	$39.2

Operating loss	$(4.2)	$(351.8)	$(30.2)

Other expense	(2.6)	(3.3)	(7.8)

Pretax loss from operations	$(6.8)	$(355.1)	$(38.0)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Real estate sales include sales of homes and homesites and other residential land. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest, warranty and project administration costs).

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$1.7	$19.9	$21.6	$1.3	$10.6	$11.9
Cost of sales:
Direct costs	1.6	11.0	12.6	1.2	7.0	8.2
Selling costs	0.1	0.4	0.5	0.1	0.3	0.4
Other indirect costs	0.0	1.8	1.8	0.0	0.7	0.7

Total cost of sales	1.7	13.2	14.9	1.3	8.0	9.3

Gross profit	$—	$6.7	$6.7	$—	$2.6	$2.6
Gross profit margin	—	33.1%	31.0%	—	24.5%	21.8%

Units sold	2	156	158	2	131	133

Homesite closings and revenues increased for the year ended December 31, 2012 due to increased sales of homesites to national and local homebuilders. We may earn additional revenue from homesites through a lot residual that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. The gross profit margin on sales of homesites increased in 2012 as compared to 2011 due to increases in pricing slightly offset by increases in cost of sales.

The following table sets forth homes and homesites sales activity by geographic region and property type:

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
	(Dollars in millions)
Northwest Florida:
Resort
Single-family homes	1	$0.5	$0.5	$—	1	$0.5	$0.5	$—
Homesites	73	15.8	10.3	5.5	58	6.9	5.2	1.7
Primary
Single-family homes	—	—	—	—	1	0.8	0.8	—
Homesites	47	2.5	1.9	0.6	60	3.3	2.4	0.9
Northeast Florida:
Single-family homes	1	1.2	1.2	0.0	—	—	—	—
Homesites	36	1.6	1.0	0.6	13	0.4	0.4	—

Total	158	$21.6	$14.9	$6.7	133	$11.9	$9.3	$2.6

The primary drivers of the results of operations shown above are as follows:

•

For our Northwest Florida resort and seasonal communities, homesite closings and revenues increased in 2012 as compared with 2011 primarily due to the increased demand at our WaterSound West Beach community.

•	In our Northwest Florida primary communities, homesite closings and revenue decreased in 2012 as compared to 2011 due to the next phase of development being under construction at Breakfast Point.

•	In our Northeast Florida primary community, homesite closings and revenue increased in 2012 as compared to 2011 due to increased sales to homebuilders at our RiverTown community.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses decreased $4.5 million or 32% in 2012 as compared to 2011 due primarily to reductions in employee costs, insurance and homeowners’ association costs, and real estate taxes.

Impairment losses during 2011 were primarily due to the adoption of the new real estate investment strategy. See Note 3, Impairments of Long-lived Assets, to the Notes to the Consolidated Financial Statements.

We recorded minimal restructuring charges in our residential real estate segment in 2012 and $0.7 million during 2011 in connection with our 2011 and 2010 restructuring programs.

Other expense decreased $0.7 million during 2012 as compared to 2011 which was primarily due a decrease in interest expense.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth the components of our real estate sales and cost of real estate sales related to homes and homesites:

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Homes	Homesites	Total	Homes	Homesites	Total
	(Dollars in millions)
Sales	$1.3	$10.6	$11.9	$1.0	$7.5	$8.5
Cost of sales:
Direct costs	1.2	7.0	8.2	0.7	4.0	4.7
Selling costs	0.1	0.3	0.4	0.1	1.0	1.1
Other indirect costs	0.0	0.7	0.7	0.1	0.4	0.5

Total cost of sales	1.3	8.0	9.3	0.9	5.4	6.3

Gross profit	$—	$2.6	$2.6	$0.1	$2.1	$2.2
Gross profit margin	—	24.5%	21.8%	10.0%	28.0%	25.9%

Units sold	2	131	133	2	83	85

Homesite closings and revenues increased for the year ended December 31, 2011 due to sales of homesites to national and local homebuilders. We may earn additional revenue from homesites through a mechanism known as a lot residual that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. The gross profit margin on sales of homesites decreased year-over-year due to lower margins at our Breakfast Point Community compared to other primary community margins experienced in 2010.

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

The primary drivers of the results of operations shown above are as follows:

•

For our Northwest Florida resort and seasonal communities, homesite closings and revenues increased in 2011 as compared with 2010 primarily due to the increased demand at our WaterColor and WaterSound West Beach communities.

•	In our Northwest Florida primary communities, homesite closings and revenue increased in 2011 as compared to 2010 due to increased sales to homebuilders.

•	In our Northeast Florida primary community, homesite closings and revenue increased in 2011 as compared to 2010 due to increased sales to homebuilders at our RiverTown community.

Impairment losses during 2011 were primarily due to the adoption of the new real estate investment strategy. See Note 3, Impairments of Long-lived Assets, to the Notes to the Consolidated Financial Statements.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses were $14.0 million for the year ended December 31, 2011 as compared with $23.7 million for the year ended December 31, 2010. The decrease of $9.7 million in operating expenses was primarily due to reductions in employee costs, marketing and homeowners association funding costs, certain warranty and other costs and real estate taxes.

Other expense decreased $4.5 million during 2011 as compared to 2010 which was primarily due to interest expense of $4.1 million in 2010 for litigation involving a contract dispute related to a 1997 purchase of land for our former Victoria Park Community, which was settled and paid in 2011.

We recorded restructuring charges in our residential real estate segment of $0.7 million and $1.0 million during 2011 and 2010, respectively, in connection with our 2011 and 2010 restructuring programs.

Commercial Real Estate

Our commercial real estate we plan, develop entitle and sell our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel, industrial and multi-family uses. Consistent with residential real estate, the markets for commercial real estate, particularly retail, remain weak.

The table below sets forth the results of the operations of our commercial real estate segment for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Revenues:
Commercial real estate sales	$10.4	$3.8	$4.4
Expenses:
Cost of commercial sales	7.0	1.9	1.1
Other operating expenses	3.4	5.2	6.3
Depreciation and amortization	0.3	0.3	—
Restructuring charge	—	1.7	—
Impairment losses	—	38.3	—

Total expenses	10.7	47.4	7.4

Other income	—	1.0	1.2

Pre-tax loss from operations	$(0.3)	$(42.6)	$(1.8)

Real Estate Sales. Commercial real estate sales for the three years ended December 31, 2012 include the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Gross Proceeds	Revenue		Gross Profit on Sales
				(In millions)	(In millions)		(In millions)
2012	6	67	$153,919	$10.4	$10.4		$3.4
2011	7	9	$363,000	$3.1	$3.7	(a)	$2.0
2010	4	18	$237,000	$4.4	$4.4	(a)	$3.4

(a)	Includes $0.6 million of revenue related to a forfeited deposit retained upon cancellation of a sales contract.

Commercial real estate sales increased by $6.6 million or 174% in 2012 as compared to 2011 due to three large sales, one of which one was for $5.4 million and the other two were for $1.8 million. Average price per-acre reflects a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial, multi-family and other commercial uses.

Impairment losses during 2011 were primarily due to the adoption of the new real estate investment strategy. See Note 3, Impairments of Long-lived Assets, to the Notes to the Consolidated Financial Statements.

Other income during 2011 and 2010 includes approximately $0.7 million of recognized gain previously deferred associated with three buildings sold in 2007 which we had a sale and leaseback arrangement with the buyer.

Resorts, leisure and leasing operations

Our resorts, leisure and leasing operations segment includes recurring revenues from our resort and leisure activities. The original purpose of the WaterColor Inn, vacation rentals and other leisure activities was to enhance and promote the desirability of our residential real estate. Resort, leisure and leasing revenues and cost of resort, leisure and leasing revenues include results of operations from the WaterColor Inn and vacation rental programs, four golf courses, marina operations and other related resort activities. In addition, this segment also includes our retail and commercial leasing operations.

The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Revenues:
Resort and vacation rentals	$29.5	$25.1	$19.5
Golf courses revenues	8.7	8.2	7.6
Marina revenues	2.6	2.7	2.5
Leasing revenues	3.6	2.2	1.8

Total resort, leisure and leasing revenues	44.4	38.2	31.4

Expenses:
Cost of resort and vacation rental revenues	$26.1	$24.2	$23.0
Cost of golf courses revenues	8.3	8.4	6.0
Cost of marina revenues	2.1	2.5	2.4
Cost of leasing revenues	2.6	2.0	1.8
Other operating expenses	0.2	—	0.1
Depreciation and amortization	5.7	6.9	7.2
Impairment losses	2.6	1.4	—

Total	$47.6	$45.4	$40.5

Operating loss	$(3.2)	$(7.2)	$(9.1)

Other income (expense)	1.8	(0.9)	—

Pretax loss from operations	$(1.4)	$(8.1)	$(9.1)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues from resort and vacation rentals increased $4.4 million or 18% in 2012 as compared to 2011 due to rate increases at the WaterColor Inn that were implemented in 2012 and more vacation rental homes and higher occupancy in the vacation rental business. In addition cost of sales related to these revenues increased slightly by $1.9 million.

Revenues from our leasing operations increased $1.4 million due to rent commencing from built-to-suit leases and other operations.

Impairment losses during 2012 are primarily due to the closure of the covered parking facility, which we have agreed to cease operating for a period of seven years, in return for which the Airport released us from a twenty-eight year land lease for a different parcel of land with total future payments of approximately $4.2 million and agreed to assume certain costs associated with the land. As a result of ceasing operations at the parking facility, we recorded an impairment charge of approximately $2.6 million in 2012 to write down the covered airport parking facility to its current fair value as a non-operating facility. See Note 3, Impairments of Long-lived Assets, to the Notes to the Consolidated Financial Statements.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues from resort and vacation rentals increased $5.6 million or 29% in 2011 as compared to 2010, primarily due to rate increases at the WaterColor Inn and rate increases and higher occupancy in the vacation rental business. The increase in costs was related to the increased occupancy at the WaterColor Inn and in the vacation rental business.

Revenues from our leasing operations increased $0.4 million or 22% due to rent commencing late in the second quarter of 2011 from a built-to-suit lease for CVS Pharmacy in Port St. Joe and our covered parking facility at the entrance to the Airport.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. The table below sets forth the results of our continuing operations of our forestry segment for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Revenues:
Timber sales	$39.0	$86.7	$28.8
Expenses:
Cost of timber sales	24.0	22.9	20.2
Other operating expenses	1.6	1.9	2.1
Depreciation, depletion and amortization	2.1	5.0	2.1
Restructuring charge	—	0.1	0.2

Total expenses	27.7	29.9	24.6
Other income	2.2	2.1	2.0

Pre-tax income from operations	$13.5	$58.9	$6.2

The relative contribution to our timber sales by major item for the three years ended December 31, 2012, 2011 and 2010 are as follows:

Percent of total tons sold:	2012	2011	2010
Pine pulpwood	68%	21%	76%
Pine sawtimber	24%	78%	22%
Pine grade logs	7%	1%	1%
Other	1%	0%	1%

Total	100%	100%	100%

Timber revenues decreased by approximately $47.7 million in 2012 as compared to 2011 due to $54.5 million of revenue from a timber deed transaction in 2011. Excluding the impact of a $54.5 million timber deed transaction in 2011, revenues increased approximately $6.8 million or 21.1% in 2012 as compared to 2011 due to the volume increases and moderate increases in price per ton.

Timber revenues increased $57.9 million in 2011 as compared to 2010 primarily due to a $55.9 million agreement for the sale of a timber deed. We recognized $54.5 million related to the timber deed with $1.4 million recorded as an imputed lease to be recognized over the 20 year life of the timber deed. Open market sales of timber also increased as a result of increased product percentage compared to total harvest. Cost of timber sales increased $2.7 million in 2011 as compared to 2010 due primarily to expenditures made to collect timber inventory data on the Company’s timberlands.

RockTenn has a Panama City mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. In November 2010, we entered into a new wood fiber supply agreement with Smurfit-Stone, which was recently acquired by RockTenn. The new agreement replaces an agreement that we entered into in July 2000 and that was scheduled to expire in June 2012. Sales under the wood fiber supply agreement with RockTenn were $15.1 million (606,000 tons) in 2012, $15.6 million (609,000 tons) in 2011 and $15.0 million (683,000 tons) in 2010. During 2011, we delivered fewer tons to RockTenn under the fiber agreement while the sales price per ton increased.

Open market sales totaled $23.4 million (858,000 tons) in 2012, $16.3 million (616,000 tons) in 2011 and $12.8 million (500,000 tons) in 2010. The increase in revenue for open market sales of $7.1 million or 43.6% in 2012 as compared to 2011 was a result of increases in price combined with an increase in volume. The increase in revenue for open market sales of $3.5 million or 27% in 2011 as compared to 2010 was a result of an increase in log sales volume and an increase in the sales price per ton to RockTenn.

In March 2011, we entered into a $55.9 million agreement for the sale of a timber deed which gives the purchaser the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years (the “Timber Agreement”). As part of the agreement, we also entered into a Thinnings Supply Agreement to purchase first thinnings of timber included in the timber deed at fair market value from the investment fund. We recognized revenue of $54.5 million related to the timber deed in 2011, with $1.4 million recorded as an imputed lease to be recognized over the life of the timber deed. The resulting pre-tax gain on this timber deed transaction, net of cost of sales and depletion of $4.2 million was $50.3 million.

Our 2012, 2011, and 2010 revenues included $0.5 million, $0.3 million, and $0.5 million, respectively, related to revenue we received for land management services. The 2010 revenue also included $0.6 million related to the Biomass Crop Assistance Program sponsored by the federal government during the first four months of 2010.

Gross margins as a percentage of revenue, excluding the timber deed transaction, were 39%, 32%, and 30% in 2012, 2011, and 2010 respectively. The increase in margins in 2012 and 2011 was a result of an increase in revenues related to the fiber agreement, a decrease in timber inventory costs offset by an increase in costs to purchase first thinnings from the Thinnings Supply Agreement contracted in 2011.

Other income consists primarily of income from hunting leases.

Rural Land

Our rural land segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The rural land segment prepares land for sale for these uses through harvesting, thinning and other silviculture practices, and in some cases, limited infrastructure development.

The table below sets forth the results of the operations of our rural land segment for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(In millions)
Revenues:
Rural land sales	$23.4	$3.5	$24.4

Expenses:
Cost of rural land sales	6.2	0.1	0.9
Other operating expenses	0.6	1.2	2.6
Restructuring charge	—	0.1	0.8

Total expenses	6.8	1.4	4.3

Other income	0.2	0.3	0.8

Pre-tax income from operations	$16.8	$2.4	$20.9

Average sales prices per acre can vary dramatically depending on several factors, including characteristics of the land, stage of development, acreage sold and location. As a result, average prices will vary from one parcel to another and one period to another.

Real Estate Sales. Rural land sales for the three years ended December 31, 2012 included the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Gross Proceeds	Gross Profit on Sales
				(In millions)	(In millions)
Rural land
2012	9	6,221	$3,758	$23.3	$17.1
2011	4	259	$13,374	$3.5	$3.3
2010	13	606	$4,897	$3.0	$2.6

As part of the rural land sales occurring in 2012, we sold a non-strategic 250 acre tract of rural land for approximately $6.8 million that was included in an agreement we had previously entered into. In addition, we sold a 3,000 acre tract of land that we own in Georgia for $11.5 million, which $2.0 million had already been paid to us as a non-refundable deposit, and was included in deferred revenue.

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

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $166.0 million, compared to $162.4 million as of December 31, 2011. Our increase in cash and cash equivalents in 2012 primarily relates to our operating activities as described below.

We invest our excess cash primarily in bank deposit accounts, government-only money market mutual funds, certificates of deposit and overnight deposits, all of which are highly liquid, with the intent to make such funds readily available for operating expenses and strategic long-term investment purposes.

As a result of the pension plan termination, we currently expect to receive the excess cash of approximately $15 million to $19 million once we receive all the regulatory approvals and distributions are made to plan participants and excise taxes are paid. We currently expect this to occur near the end of 2013 or 2014.

We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our currently anticipated working capital needs and capital expenditures.

We expect to incur approximately $48.6 million in capital expenditures during 2013. These capital expenditures primarily relate to development of our residential and commercial real estate projects and construction of amenities at these facilities.

In addition, subject to specified conditions, we expect to contribute approximately $6.0 million in land and approximately $9.9 million in cash to the Pier Park North project prior to the end of 2013. We have contributed $0.9 million cash as of February 25, 2013.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying either as the property is sold by us or when assessed to us by the CDD. During 2012, we elected to prepay approximately $19.9 million of this CDD assessment obligation, saving an estimated $6.0 million in interest expense over the next four and a half years. We have recorded debt of $9.2 million related to CDD debt as of December 31, 2012. Total outstanding CDD assessments were $34.8 million at December 31, 2012, which is comprised of $19.4 million at SouthWood, $11.9 million at RiverTown, and $3.5 million at the existing Pier Park mall.

Cash Flows from Operating Activities

Cash flows related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land segment, our timberland operations and land developed by the commercial real estate segment, are included in operating activities on the statement of cash flows.

	Years Ended December 31
	2012	2011	2010
	(Dollars in millions)
Net cash provided by (used in) operating activities	$23.0	$(9.8)	$16.3
Net cash provided by (used in) investing activities	0.2	(2.1)	(0.5)
Net cash (used in) provided by financing activities	(19.6)	(9.5)	4.2
Net increase (decrease) in cash and cash equivalents	3.6	(21.4)	20.0
Cash and cash equivalents at beginning of year	162.4	183.8	163.8

Cash and cash equivalents at end of year	$166.0	$162.4	$183.8

In 2012 net cash provided by operating activities was $23.0 million in 2012 as compared to net cash used in operating activities of $9.8 million in 2011.

Total capital expenditures in 2012 were $7.7 million for our residential real estate segment, $11.9 million for our commercial real estate segment, $0.9 million for our resorts, leisure and leasing operations segment, $2.7 million for our forestry segment, and $0.2 million for our corporate segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, and commercial land development. We expect our 2013 capital expenditures to increase slightly compared with 2012 levels primarily at our residential development communities. However, a portion of this spending is discretionary and will only be spent if the risk adjusted return warrants. We anticipate that future capital commitments will be funded through our cash balances and operations.

Cash Flows from Investing Activities

Net cash provided by investing activities includes $0.7 million for receipts from our retained interest investment, offset by $0.5 million for purchases of property and equipment.

Cash Flows used in Financing Activities

Net cash used in financing activities in 2012 was $19.6 million, primarily due to the repayment of a CDD assessment obligation.

Off-Balance Sheet Arrangements

During 2008 and 2007, we sold 132,055 acres of timberland in exchange for 15-year installment notes receivable in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified special purpose entities. The entities’ financial position and financial results are not consolidated in our financial statements.

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $9.5 million for all installment notes monetized through December 31, 2012. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three years ended December 31, 2012.

Contractual Obligations and Commercial Commitments at December 31, 2012

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Debt(1)(2)	$36.1	$0.6	$26.4	$0.2	$8.9
Interest related to community development district debt(2)	16.4	0.8	1.3	1.3	13.0
Purchase obligations(3)	6.7	4.5	2.0	0.2	—
Operating leases	0.4	0.2	0.2	—	—

Total Contractual Cash Obligations	$59.6	$6.1	$29.9	$1.7	$21.9

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $28.6 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.

	Amount of Commitment Expirations per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Surety bonds	$10.3	$10.3	$—	$—	$—
Standby letters of credit	1.1	1.1	—	—	—

Total Commercial Commitments	$11.4	$11.4	$—	$—	$—

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our belief regarding our ability to capture and capitalize on opportunities relating to retirement communities;

•	our belief regarding our ability to develop our land for commercial and industrial uses, and our intent to continue to explore such opportunities;

•	our belief regarding the development of the Port at Port St. Joe;

•	our belief regarding the benefit of entering into partnerships;

•	our expectations regarding our future capital expenditures and the source of funds for these expenditures;

•	our intent to maximize profits and long-term value in our residential resort communities;

•	our expectation regarding the amount we will harvest in our forestry business in 2013;

•	our intent to continue investing in new business opportunities;

•	our expectation regarding the effect of the termination of our pension plan;

•

our expectation regarding our excess cash and that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures;

•	our belief regarding the impact on revenue and net margin of the Thinnings Supply Agreement;

•	our expectation regarding the effect of our investment strategy;

•	our expectation that we will reposition certain assets, and our expectation regarding the sale of such assets;

•	our belief that our residential sales are showing signs of recovery in many of our Northwest Florida projects;

•

our expectation regarding the impact of pending litigation matters or governmental proceedings on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us;

•	our belief regarding our compliance with applicable regulatory matters; and

•	our estimates regarding certain tax matters and accounting valuations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to successfully dispose of our repositioned assets and other properties at contemplated margins and within anticipated timeframes;

•	our ability to capitalize on opportunities relating to retirement communities and the Port at Port St. Joe, and our ability to successfully engage in strategic partnerships;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida;

•	our ability to capitalize on our cost reduction initiatives, and the impact of our restructuring initiatives on our operations.

•	increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land;

•	natural disasters and other unforeseen damage, such as oils spills, for which our insurance may not provide adequate coverage;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC investigation;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	significant tax payments arising from any acceleration of deferred taxes; and

•	our ability to successfully estimate the impact of certain accounting and tax matters.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, including changes in interest rates. Our cash and cash equivalents are invested in certificates of deposit and demand deposit money market instruments, which changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR, which a 1% change in the interest rate may result in an insignificant change in interest earned on the investment. Our Pledged treasury securities are invested in U.S. government treasury securities and do not bear market risk. Interest rates on our CCD debt may vary; however, and interest rates for our in-substance defeased debt are fixed.

Item 8.	Financial Statements, Supplementary Data

The Financial Statements and related notes on pages F-3 to F-41 and the Report of Independent Registered Public Accounting Firm on page F-2 are filed as part of this Report and incorporated by reference.

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

(b) Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2012 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

(d) Attestation Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders

The St. Joe Company:

We have audited The St. Joe Company’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Certified Public Accountants

Miami, Florida

March 1, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.joe.com under “Investor Relations-Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics for our executive officers or directors on our website within four business days following the date of the amendment or waiver.

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

Item 11.	Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed on or before April 30, 2013.

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

Information concerning certain relationships and related transactions during 2012 and director independence is set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our proxy statement. This information is incorporated by reference in this Part III.

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

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).

4.1	Shareholder Protection Rights Agreement dated February 15, 2011 by and between the registrant and American Stock Transfer & Trust Company, LLC, including the Form of Right Certificate attached as Exhibit A thereto (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on February 17, 2011).

4.2	Amendment No. 1 to Shareholder Protection Rights Agreement dated March 4, 2011 by and between the registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).

10.1	Credit Agreement dated September 19, 2008 by and among the registrant, Branch Banking and Trust Company, as agent and lender, Deutsche Bank Trust Company Americas, as lender and BB&T Capital Markets, as lead arranger ($125 million credit facility), including all exhibits and schedules thereto, as amended by the First Amendment dated October 30, 2008, Second Amendment dated February 20, 2009, Third Amendment dated May 1, 2009, Fourth Amendment dated October 15, 2009 and Fifth Amendment dated December 23, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.2	Sixth Amendment to Credit Agreement dated January 12, 2011 by and among the registrant, Branch Banking and Trust Company, as agent and lender, and Deutsche Bank Trust Company Americas, as lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 12, 2011).

10.3	Strategic Alliance Agreement for Air Service dated October 21, 2009 by and between the registrant and Southwest Airlines Co. (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.4	Master Airport Access Agreement dated November 22, 2010 by and between the registrant and the Panama City-Bay County Airport and Industrial District (the “Airport District”) (including as attachments the Land Donation Agreement dated August 22, 2006, by and between the registrant and the Airport District, and the Special Warranty Deed dated November 29, 2007, granted by St. Joe Timberland Company of Delaware, LLC to the Airport District) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2010).

10.5*	Pulpwood Supply Agreement dated November 1, 2010 by and between St. Joe Timberland Company of Delaware, L.L.C. and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 10.5* to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.6	Letter Agreement dated April 6, 2009 by and among the registrant, Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 7, 2009).

10.7	Termination Letter dated January 12, 2011 by and among the registrant, Fairholme Funds, Inc. and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 12, 2011).

Exhibit Number	Description
10.7a	Stockholder Agreement dated September 14, 2011 by and between the registrant, Fairholme Capital Management, LLC and Fairholme Funds, Inc. (incorporated by reference to Exhibit 10.7a to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.8	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).

10.9	Form of First Amendment to Executive Employment Agreement (regarding Section 409A compliance incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10	Second Amendment to Employment Agreement of Wm. Britton Greene dated February 15, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).

10.11	Form of Amendment to Executive Employment Agreement (regarding additional Section 409A compliance matters) (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Letter Agreement regarding relocation benefits dated March 16, 2010 by and between the registrant and Wm. Britton Greene (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2010).

10.14	Directors’ Deferred Compensation Plan, dated December 28, 2001 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.15	Deferred Capital Accumulation Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.16	Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.17	2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File 333-160916)).

10.18	1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.19	1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.20	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.21	2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (File 333-89146)).

10.22	2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement on Schedule 14A filed on March 31, 2009).

10.23	Form of Stock Option Agreement (for awards prior to July 27, 2006) (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.24	Form of Stock Option Agreement (for awards from July 27, 2006 through May 12, 2009 incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).

Exhibit Number	Description
10.25	Form of Restricted Stock Agreement (for awards with time-based vesting conditions from July 27, 2006 through May 12, 2009 incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on July 31, 2006).

10.26	Form of Restricted Stock Agreement under 2001 Stock Incentive Plan (for awards with performance-based vesting conditions incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2008).

10.27	Form of First Amendment to Restricted Stock Agreement under 2001 Stock Incentive Plan (for awards with performance-based vesting conditions incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.28	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with performance-based vesting conditions prior to February 7, 2011 incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).

10.29	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with time-based vesting conditions incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 12, 2010).

10.30	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan (for awards with performance-based vesting conditions from February 7, 2011) (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.31	Form of Director Election Form describing director compensation (updated May 2009 incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.32	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

10.33	Form of Amendment to Indemnification Agreement for Certain Directors and Officers. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.34	Separation Agreement dated February 25, 2011 by and between the registrant and Wm. Britton Greene (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.35	The St. Joe Company Trust Under Separation Agreement F.B.O. Wm. Britton Greene, dated February 25, 2011, by and between the registrant and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.36	Letter Agreement dated February 25, 2011 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 1, 2011.

10.37	Purchase and Sale Agreement dated March 31, 2011 by and between St. Joe Timberland Company of Delaware, L.L.C. and Vulcan Timberlands, LLC (timber deed transaction)(incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.38	Seventh Amendment to Credit Agreement dated March 31, 2011 by and among the registrant, Branch Banking and Trust Company, as agent and lender, and Deutsche Bank Trust Company Americas, as lender (incorporated by reference to Exhibit 10.40 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Description
10.39	Letter Agreement regarding compensation dated March 4, 2011 by and between the registrant and Hugh M. Durden (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).

10.40	Letter Agreement regarding compensation dated May 3, 2011 by and between the registrant and Hugh M. Durden (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.41	Employment Agreement dated March 7, 2011 by and between the registrant and Park Brady (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).

10.42	Separation Agreement between the registrant and William S. McCalmont dated April 11, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).

10.43	Separation Agreement between the registrant and Roderick T. Wilson dated April 11, 2011 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).

10.44	Separation Agreement between the registrant and Rusty Bozman dated April 11, 2011 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 11, 2011).

10.47	Restricted Stock Agreement, dated March 2, 2012, between Park Brady and The St. Joe Company (incorporated by reference to the registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2012).

10.48	Separation Agreement, dated March 23, 2012, between Janna L. Connolly and The St. Joe Company (incorporated by reference to the registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2012).

21.1	Subsidiaries of The St. Joe Company.

23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

101**	The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statement of Cash Flow and (vi) Notes to the Consolidated Financial Statements.

*	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of the agreement. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The St. Joe Company

By:	/S/ PARK BRADY
Park Brady
Chief Executive Officer

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Park Brady Park Brady	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Thomas Hoyer Thomas Hoyer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ Joanne Viard Joanne Viard	Chief Accounting Officer	February 28, 2013

/s/ Bruce R. Berkowitz Bruce R. Berkowitz	Chairman	February 28, 2013

/s/ Charles J. Crist Charles J. Crist	Director	February 28, 2013

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director	February 28, 2013

/s/ Howard S. Frank Howard S. Frank	Director	February 28, 2013

/s/ Jeffrey C. Keil Jeffrey C. Keil	Director	February 28, 2013

/s/ Stanley Martin Stanley Martin	Director	February 28, 2013

/s/ Thomas P. Murphy, Jr. Thomas P. Murphy, Jr.	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The St. Joe Company:

We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III — Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Certified Public Accountants

Miami, Florida

March 1, 2013

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate	$370,647	$387,202
Cash and cash equivalents	165,980	162,391
Notes receivable, net	3,975	4,563
Pledged treasury securities	26,818	23,299
Prepaid pension asset	33,356	35,125
Property and equipment, net	12,149	14,946
Income taxes receivable	236	69
Deferred tax asset	11,957	11,715
Other assets	20,403	21,981

	$645,521	$661,291

LIABILITIES AND EQUITY

LIABILITIES:
Debt	$36,062	$53,458
Accounts payable and other	14,773	16,450
Accrued liabilities and deferred credits	42,352	47,491

Total liabilities	93,187	117,399

EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,285,408 and 92,267,256 issued at December 31, 2012 and 2011, respectively	891,798	890,314
Accumulated deficit	(330,861)	(336,873)
Accumulated other comprehensive loss	(8,652)	(9,880)
Treasury stock at cost, 16,891 and zero shares held at December 31, 2012 and 2011, respectively	(260)	—

Total stockholders’ equity	552,025	543,561
Non-controlling interest	309	331

Total equity	552,334	543,892

Total liabilities and equity	$645,521	$661,291

See Notes to the Consolidated Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Real estate sales	$56,012	$20,343	$39,251
Resort, leisure and leasing revenues	44,407	38,239	31,448
Timber sales	38,977	86,703	28,841

Total revenues	139,396	145,285	99,540
Expenses:
Cost of real estate sales	28,193	11,518	8,868
Cost of resort, leisure and leasing revenues	39,083	37,093	33,221
Cost of timber sales	24,000	22,861	20,199
Other operating expenses	15,321	22,252	34,783
Corporate expense, net	15,941	27,785	26,178
Depreciation, depletion and amortization	10,110	15,840	13,657
Impairment losses	2,551	377,325	4,799
Pension charges	2,063	5,871	4,138
Restructuring charges	—	11,547	5,251

Total expenses	137,262	532,092	151,094
Operating income (loss)	2,134	(386,807)	(51,554)
Other income (expense):
Investment income, net	1,219	1,130	1,470
Interest expense	(2,820)	(3,921)	(8,612)
Other, net	5,890	3,725	3,250

Total other income (expense)	4,289	934	(3,892)
Income (loss) from operations before equity in loss from unconsolidated affiliates and income taxes	6,423	(385,873)	(55,446)
Equity in loss from unconsolidated affiliates	(46)	(93)	(4,308)
Income tax expense (benefit)	387	(55,658)	(23,849)

Net income (loss)	$5,990	$(330,308)	$(35,905)
Less: Net loss attributable to non-controlling interest	(22)	(29)	(41)

Net income (loss) attributable to the Company	$6,012	$(330,279)	$(35,864)

INCOME (LOSS) PER SHARE
Basic and Diluted
Net income (loss) attributable to the Company	$0.07	$(3.58)	$(0.39)

Basic and diluted average shares outstanding	92,258,110	92,235,360	91,674,346

See Notes to the Consolidated Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss):	$5,990	$(330,308)	$(35,905)
Other comprehensive income, net of tax:
Prior service cost arising during the period	—	(1,597)	(910)
Net loss arising during the period	(2,485)	(3,558)	(260)
Amortization and curtailment of prior service cost included in net periodic cost	2,503	1,106	1,083
Amortization and settlement related to the pension plan included in net periodic cost	1,210	2,274	1,716
Amortization and settlement related to the post retirement medical plan included in net periodic cost	—	2,441	383

Total other comprehensive income, net of tax	1,228	666	2,012

Total comprehensive income (loss)	$7,218	$(329,642)	$(33,893)

See Notes to the Consolidated Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
	Outstanding Shares	Amount
Balance at December 31, 2009	92,281,451	$924,267	$914,362	$(12,558)	$(930,124)	$373	$896,320
Net loss	—	—	(35,864)	—	—	(41)	(35,905)
Other comprehensive income	—	—	—	2,012	—	—	2,012
Distributions	—	—	—	—	—	(19)	(19)
Issuances of restricted stock	340,053	—	—	—	—	—	—
Forfeitures of restricted stock	(152,193)	—	—	—	—	—	—
Issuances of common stock	178,886	5,082	—	—	—	—	5,082
Reduction in tax benefit on options exercised and vested restricted stock	—	(362)	—	—	—	—	(362)
Amortization of stock-based compensation	—	6,616	—	—	—	—	6,616
Purchases of treasury shares	(42,762)	—	—	—	(1,307)	—	(1,307)

Balance at December 31, 2010	92,605,435	$935,603	$878,498	$(10,546)	$(931,431)	$313	$872,437

Net loss	—	—	(330,279)	—	—	(29)	(330,308)
Other comprehensive income	—	—	—	666	—	—	666
Distributions	—	—	—	—	—	47	47
Issuances of restricted stock	262,120	—	—	—	—	—	—
Forfeitures of restricted stock	(425,078)	—	—	—	—	—	—
Issuances of common stock	4,000	100	—	—	—	—	100
Reduction in tax benefit on options exercised and vested restricted stock	—	(1,897)	—	—	—	—	(1,897)
Amortization of stock- based compensation	—	7,659	—	—	—	—	7,659
Retirement of treasury shares	—	(51,151)	(885,092)	—	936,243	—	—
Purchases of treasury shares	(179,221)	—	—	—	(4,812)	—	(4,812)

Balance at December 31, 2011	92,267,256	$890,314	$(336,873)	$(9,880)	$—	$331	$543,892

Net income	—	—	6,012	—	—	(22)	5,990
Other comprehensive loss	—	—	—	1,228	—	—	1,228
Issuances of restricted stock	59,891	976	—	—	—		976
Forfeitures of restricted stock	(32,210)	—	—	—	(108)	—	(108)
Excess tax benefit on options exercised and vested restricted stock	—	477	—	—	—	—	477
Amortization of stock- based compensation	—	31	—	—	—	—	31
Treasury shares received in lieu of taxes to be remitted on share award	(9,529)	—	—	—	(152)	—	(152)

Balance at December 31, 2012	92,285,408	$891,798	$(330,861)	$(8,652)	$(260)	$309	$552,334

See Notes to the Consolidated Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED CASH FLOW STATEMENTS

(Dollars in thousands)

	Years Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$5,990	$(330,308)	$(35,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	10,110	15,840	13,657
Loss on disposition of property and equipment	758	294	—
Loss attributed to casualty loss of real estate	—	998	—
Stock-based compensation	898	8,452	5,159
Accretion expense (income)	564	(424)	(402)
Equity in loss of unconsolidated joint ventures	37	93	4,308
Deferred income tax benefit	(242)	(53,497)	(23,990)
Impairment losses	2,551	377,325	4,799
Pension charges	2,063	5,871	4,138
Cost of operating properties sold	27,248	10,444	6,321
Expenditures for operating properties	(22,920)	(28,296)	(14,782)
Changes in operating assets and liabilities:
Notes receivable	594	1,370	7,513
Other assets	1,092	4,966	(3,173)
Accounts payable and accrued liabilities	(5,535)	(20,165)	(15,968)
Income taxes (receivable) payable	(167)	(2,802)	64,637

Net cash provided by (used in) operating activities	23,041	(9,839)	16,312
Cash flows from investing activities:
Purchases of property and equipment	(475)	(2,426)	(1,282)
Proceeds from the disposition of assets	—	328	120
Cash receipts from retained interest investments	656	—	—
Distributions from unconsolidated affiliates	—	—	650
Investments in unconsolidated affiliates	—	(40)	—

Net cash provided by (used in) investing activities	181	(2,138)	(512)
Cash flows from financing activities:
Repayments of other long-term debt	(19,958)	(227)	—
Distributions to minority interest partner	—	(141)	(19)
Distributions to unconsolidated affiliates for repayment of debt	—	(4,434)	—
Proceeds from exercises of stock options	—	100	5,083
Excess tax benefits from stock-based compensation	477	55	463
Taxes paid on behalf of employees related to stock-based compensation	(152)	(4,812)	(1,307)

Net cash (used in) provided by financing activities	(19,633)	(9,459)	4,220
Net increase (decrease) in cash and cash equivalents	3,589	(21,436)	20,020
Cash and cash equivalents at beginning of year	162,391	183,827	163,807

Cash and cash equivalents at end of year	$165,980	$162,391	$183,827

See Notes to the Consolidated Financial Statements

THE ST. JOE COMPANY

CONSOLIDATED CASH FLOW STATEMENTS

SUPPLEMENTAL AND NON-CASH DISCLOSURES

(Dollars in thousands)

	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,072	$8,329	$4,505
Income taxes (received) paid, net	319	1,988	(65,061)
Capitalized interest	—	243	245
Non-cash financing and investment activities:
Net (decrease) increase in Community Development District Debt	$(956)	$1,016	$539
Net increase (decrease) in pledged treasury securities related to defeased debt	3,519	(1,982)	(1,824)
Expenditures of operating properties and property and equipment and financed through accounts payable	1,917	(1,936)	731

See Notes to the Consolidated Financial Statements

THE ST. JOE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company (the “Company”) is a Florida-based real estate developer and manager. The Company owns approximately 567,000 acres of land concentrated primarily in Northwest Florida and has significant residential and commercial land-use entitlements in hand or in process. The majority of land not under development or part of the Company’s various commercial, resort, leisure and leasing operations is used for the growing and selling of timber.

The Company currently conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations, 4) forestry and 5) rural land. In prior periods the Company’s reportable operating segments were residential real estate, commercial real estate, rural land and forestry. The Company’s resorts and clubs operating segment currently meets the qualitative and quantitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include resorts, leisure and leasing operations as a reportable operating segment. This segment includes the Company’s previous resorts and clubs financial information, which was previously presented in residential real estate. It also includes our leasing operations, which were previously presented in both our residential real estate and Commercial real estate segments. The Company has combined the leasing operations with resorts and leisure because they are all reported as recurring revenue streams. All prior year segment information has been restated to conform with the 2012 presentation. The change in reportable operating segments has no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. See Note 18, Segments.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investments in real estate, impairment assessments, pension plan asset and obligation, retained interest investment, accruals, valuation of standby guarantee liability and deferred taxes. Actual results could differ from those estimates. Real estate impairment analyses are particularly dependent on the projected pricing and capital expenditures as well as estimated holding and selling period, which are based on management’s current intent for the use and disposition of each property. Fair value estimates of properties used to support measurement of an impairment may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals, or a combination of both, all of which are subject to estimates.

Because of the weakened economy and market conditions in the Florida, national real estate markets, and credit markets, it is possible that the estimates and assumptions, most notably those involving the Company’s investment in real estate, could change materially and influence changes in strategy during the time span associated with the continued weakened state of these real estate markets and financial markets, respectively.

Revenue Recognition

Revenues consist primarily of real estate sales, resort, leisure and leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenues and costs and expenses.

Real estate sales

Revenues from real estate sales, including sales of rural land, residential homes (including detached single-family and attached townhomes) and homesites, and commercial buildings, are recognized when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and the Company does not have significant continuing involvement with the real estate sold.

The buyer’s minimum initial investment requirement is typically the receipt of cash for approximately twenty to twenty-five percent of the sales value depending on the type and use of the property purchased. If the minimum initial investment requirement is not met the installment method is applied. In addition, revenue is not recognized until title transfers to the buyer and any consideration received is deferred until title is transferred.

Percentage-of-completion accounting, where revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs, is used for our homesite sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

Brokerage fees are recorded as the services are provided.

Resort, leisure and leasing revenues

Resort, leisure and leasing revenues include service and rental fees associated with the WaterColor Inn, WaterColor, WaterSound Beach vacation rental programs and other resort, golf club and marina operations. These revenues are generally recognized as services are provided. Vacation rental revenues include the entire rental fee collected from the customer. The amount remitted to the homeowner, less the Company’s commission, is presented in cost of resorts, leisure and leasing operations, since the Company is the primary obligor, establishes the price, and performs the majority of the service provided. Golf membership revenues are recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the membership period.

Operating revenues also consist of long term rental revenues, which are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Tenant reimbursements are included in rental revenues. Minimum future rents on non-cancelable leases for the next five years are $3.0 million in 2013, $3.0 million in 2014, $2.8 million in 2015, $2.7 million in 2016, and $2.4 million in 2017.

Forestry product sales and Timber deed sales

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

In March 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of timber deeds which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of 20 years. Pursuant to the agreement, the Company entered into timber deed conveying ownership of the trees to the buyer but retaining ownership of the underlying land. Concurrently with the execution of the timber deeds, the Company entered into a Thinnings Supply Agreement. Thinning is the initial cutting and removal of smaller trees and undergrowth in an area. Pursuant to the Thinnings Supply Agreement, to the extent that the buyer decides to thin tracks of timber conveyed to it pursuant to the timber deeds, the Company agreed to purchase 85% of the first thinnings (“First Thinnings”). The Company believes that the impact on revenue and net margin in any period during the duration of the Thinnings Supply Agreement will be immaterial.

In 2011 the Company recognized $54.5 million in revenue related to the timber deeds with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deeds. The Company purchased approximately $0.9 million and $1.2 million, of First Thinnings during 2012 and 2011, respectively.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) includes amounts due to the changes in the funded status of the Company’s pension plan that are initially recognized in Other comprehensive income (loss) and are typically amortized into net income (loss) over a period of time or recognized at the time of a specific event, such as a curtailment or settlement of benefit plan obligations. See Note 17, Employee Benefit Plans.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts and money market instruments having original maturities at acquisition date of ninety days or less. In addition, cash equivalents include certificates of deposit that are readily convertible to cash.

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

Real estate inventory costs also include land and common development costs (such as roads, sewers and amenities), multi-family construction costs, capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.

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

Investment in real estate is carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable. If the Company determines that an impairment exists due to the inability to recover an asset’s carrying value, an impairment charge is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value less costs to sell.

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

For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	The projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	Estimated pricing and projected price appreciation over time, which can range from 0% to 10% annually;

•	The trajectory of price appreciation over the estimated selling period;

•	The length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases in the development;

•	The amount of remaining development costs and holding costs to be incurred over the selling period;

•	For bulk land sales of undeveloped and developed parcels, future pricing based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	For commercial development property, future pricing based on sales of comparable property in similar markets; and

•	Whether liquidity is available to fund continued development.

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

The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group. As a result of the Company’s risk-adjusted investment return criteria, these future holding periods were reduced to a maximum period of 13 years in January 2012. The Company will use specific holding periods for new projects, which may include longer holding periods.

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

Property and Equipment, net

Property and equipment, net are stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the useful lives of various assets, generally three to thirty years.

Income Taxes

The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in Other income (expense), net.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in the State of Florida, particularly Northwest Florida in a number of specific development projects. Uncertainty of the duration of the weakened economy could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, notes receivable, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests excess cash with major financial institutions in the United States. Balances exceed the amount of insurance provided on such deposits.

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

Stock-Based Compensation

The Company has offered stock incentive plans whereby awards were granted to certain employees and non-employee directors in the form of restricted shares of the Company’s common stock or options to purchase the Company’s common stock. In 2012, less than 0.1 million restricted stock awards were granted. In addition, in February 2011, 2010 and 2009, the Company granted select executives and other key employees restricted stock awards with vesting based upon the achievement of certain market conditions that are defined as total shareholder return as compared to the total shareholder return of certain peer groups during a three-year performance period.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Upon exercise of stock options or vesting of restricted stock, the Company will issue new common stock.

Earnings (loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in any diluted earnings per share calculation when the Company has a loss from operations. Non-vested restricted stock is included in outstanding shares at the time of grant; therefore, they are not considered in the calculation for diluted earnings (loss) per share. For the years ended December 31, 2012, 2011 and 2010, basic average shares outstanding were the same as diluted shares outstanding.

Less than approximately 0.1 million of stock options during the years ended December 31, 2012, 2011 and 2010 were excluded from the computation of diluted earnings (loss) per share as the effect would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income

On January 1, 2012, the Company adopted an accounting standards update (“ASU”) that require an entity to present either (1) a single statement of comprehensive income or loss or (2) a separate statement of comprehensive income or loss that immediately follows a statement of income or loss. A single statement of comprehensive income or loss is comprised of a statement of income or loss with other comprehensive income and losses, total other comprehensive income or loss, and total comprehensive income or loss appended. A separate statement of comprehensive income or loss is comprised of net income or loss, other comprehensive income and losses, total other comprehensive income or loss, and total comprehensive income or loss. Furthermore, the ASU prohibits an entity from presenting other comprehensive income and losses in a statement of equity only. The adoption of the ASU resulted in the addition of the Consolidated Statements of Comprehensive Income to the Company’s Condensed Consolidated Financial Statements.

Amendments to Fair Value Measurement Requirements

On January 1, 2012, the Company adopted an ASU that requires additional fair value measurement disclosures. For fair value measurements that use significant unobservable inputs, quantitative disclosures of the inputs and qualitative disclosures of the valuation processes are required. For items not measured at fair value in the balance sheet but whose fair value is disclosed, disclosures of the fair value hierarchy level, the fair value measurement techniques used, and the inputs used in the fair value measurements are required. In addition, the ASU permits an entity to measure the fair value of a portfolio of financial instruments based on the portfolio’s net position, if the portfolio has met certain criteria. Furthermore, the ASU refines when an entity should, and should not, apply certain premiums and discounts to a fair value measurement. The adoption of the ASU is reflected in Note 13, Fair Value Measurements below and did not have a material impact on the Company’s Consolidated Financial Statements.

3. Impairments of Long-lived Assets

In December 2012, the Company entered into agreement with the Northwest Florida Beaches International Airport (“Airport”), which the Company agreed to cease operating its covered airport parking for a period of seven years, which in turn the Airport released the Company from a twenty-eight year remaining land lease on a different land parcel with approximately $4.2 million of total future payments. As a result of ceasing operations at the covered airport parking the future estimated undiscounted cash flows did not cover the current carrying value of the covered airport parking; thus the Company wrote the covered airport parking facility down to its current fair value based on a current property appraisal and recorded an impairment charge of $2.6 million in 2012.

In January 2012, the Company adopted a new real estate investment strategy, which is focused on reducing future capital outlays and employing new risk-adjusted investment return criteria for evaluating its properties and future investments in such properties. Pursuant to this new strategy, the Company intends to significantly reduce planned future capital expenditures for infrastructure, amenities, master planned community development and reposition certain assets to encourage increased absorption of such properties in their respective markets. As part of this repositioning, the Company expects properties may be sold in bulk, in undeveloped or developed parcels or at lower price points and over shorter time periods.

In connection with implementing this new real estate strategy in 2011, which the Company continued in 2012, management reassessed its impairment analysis for its investments in real estate using updated assumptions from the strategy change to determine estimated future cash flows on an undiscounted basis. These future cash flows were adjusted to consider the following items:

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

•

future capital expenditures associated with existing projects were reduced by approximately $190 million, the majority of which is expected to be spent in the next 10 years. This reduction in future capital expenditures will allow the Company to achieve pricing consistent with bulk land sales that significantly offsets the cash flow savings.

Based on the results of undiscounted cash flow analysis for these projects, the future undiscounted cash flows were not adequate to recover the carrying value of real estate totaling $466.2 million and an impairment was required in 2011. Fair value of these properties was derived primarily through third party appraisals of the underlying projects. As a result, impairment charges of $374.8 million were recorded during the fourth quarter of 2011 to reduce the carrying value of the impaired communities to their estimated fair value of $91.4 million at December 31, 2011.

Earlier in 2011, the Company recorded approximately $2.5 million in additional impairment charges on other investments in real estate as a result of triggering events associated with those real estate investments.

During 2010, the continued decline in demand and market prices for real estate caused the Company to reevaluate its carrying amounts for investments in real estate. The Company recorded approximately $4.3 million in impairment charges on homes and homesites and recorded $3.8 million impairment in its investment in East San Marco L.L.C., a joint venture located in Jacksonville, Florida.

4. Investment in Real Estate

Investment in real estate as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Operating property:
Residential real estate	$2,792	$3,274
Commercial real estate	—	4,691
Resorts, leisure and leasing operations	152,906	133,289
Rural land	139	139
Forestry	54,984	58,087
Other	179	410

Total operating property	211,000	199,890
Development property:
Residential real estate	133,835	150,175
Commercial real estate	59,851	63,469
Resorts, leisure and leasing operations	351	1,201
Rural land	5,768	7,410
Corporate	2,268	2,163

Total development property	202,073	224,418
Investment property:
Commercial real estate	700	700
Resorts, leisure and leasing operations	255	255
Forestry	953	953
Other	3,216	3,216

Total investment property	5,124	5,124
Investment in unconsolidated affiliates:
Resorts, leisure and leasing operations	2,222	2,259

Total real estate investments	420,419	431,691

Less: Accumulated depreciation	49,772	44,489

Investment in real estate	$370,647	$387,202

Resorts, leisure and leasing operating property includes the WaterColor Inn, golf courses, marinas, and property developed by the Company and used for residential and commercial rental purposes. Forestry operating property includes the Company’s timberlands.

Development property consists of residential and commercial real estate land and inventory currently under development to be sold, including Company-owned amenities related to residential real estate development. Investment property includes the Company’s land held for future use that has not been allocated to a specific project.

See Note 3, Impairments of Long-lived Assets for further discussion regarding impairment charges the Company recorded in its residential real estate, commercial real estate and resorts, leisure and leasing operations segments during 2012, 2011 and 2010.

The Company capitalized indirect costs of less than $0.1 million, consisting primarily of marketing expenditures, in 2012. The Company capitalized internal development costs, which consist solely of payroll expenditures of $0.6 million and $0.7 million in 2011 and 2010, respectively. The decrease in capitalized indirect costs in 2012 as compared to 2011 and 2010 is a result of decreased activity in our development program.

Depreciation expense related to real estate investments was $5.9 million, $7.8 million, and $8.1 million in 2012, 2011 and 2010, respectively. Depletion expense related to our timber operations was $1.6 million, $4.4 million, and $1.4 million in 2012, 2011 and 2010, respectively.

5. Investment in Unconsolidated Affiliates

Investments in unconsolidated affiliates, included in real estate investments, are recorded using the equity method of accounting and, as of December 31, 2012 and 2011 consisted of the following:

	Ownership	2012	2011
East San Marco L.L.C.	50%	2,222	2,165
Rivercrest, L.L.C.	50%	—	—
Paseos, L.L.C. (1)	50%	—	94
ALP Liquidating Trust	26%	—	—

Total		$2,222	$2,259

(1)	Paseos, LLC was dissolved as of December 2012.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	2012	2011
BALANCE SHEETS:
Investment in real estate	$12,381	$12,355
Other assets	18,653	20,089

Total assets	31,034	32,444

Other liabilities	$761	$1,153
Equity(2)	30,273	31,291

Total liabilities and equity	$31,034	$32,444

(2)	The majority of the equity in unconsolidated investments relates to ALP Liquidating Trust (“The Trust). In 2008, the Company wrote-off its investment in the Trust as a result of the Trust reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, the Trust changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the trust’s change in accounting.

	2012	2011	2010
STATEMENTS OF OPERATIONS:
Total revenues	$82	$11	$14
Total expenses	1,124	1,042	2,847

Net loss	$(1,042)	$(1,031)	$(2,833)

6. Notes Receivable, net

Notes receivable at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	$2,758	$2,768
Various builder notes, — 8% and 5.0% at December 31, 2012 and 2011, respectively, due October 2012 thru January 2013	295	712
Various mortgage notes, secured by certain real estate bearing interest at various rates	922	1,083

Total notes receivable, net	$3,975	$4,563

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. In addition, the Company renegotiated terms related to certain other builder notes receivable during 2010 and as a result recorded an impairment charge of $0.5 million in 2010.

7. Pledged Treasury Securities

In connection with a sale of a commercial building in 2007, the Company completed an in-substance defeasance of approximately $29.3 million of mortgage debt that was collateralized by the commercial building. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The interest yield on the pledged securities and the interest expense on the debt are closely related. The transaction did not qualify as an extinguishment of debt, since the Company is responsible if there would be a shortfall in the funds deposited into the trust, which are invested in government backed securities. The trust is not in the Company’s control and the trustee cannot sell the securities prior to maturity.

As such, the government backed securities and the related debt (see Note 12, Debt) remain on the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011. The government backed securities are recorded as Pledged treasury securities on the Company’s Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of a discount.

In 2012, the Company determined that it had not correctly amortized the discount on the pledged treasury securities and the corresponding defeased mortgage debt and corrected for this at December 31, 2012 with no impact to the Consolidated Statement of Operations. The Company evaluated the effects of the correction and it was determined that the effects of the errors are not material to its Consolidated Financial Statements for the year ended December 31, 2012 or to any individual periods prior to 2012.

8. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2012 and 2011:

	2012	2011	Estimated Useful Life (in years)
Rail road property and equipment	$10,140	$10,140	15-30
Machinery and equipment	18,618	18,978	3-10
Office equipment	18,909	19,845	3-10
Autos and trucks	1,726	1,951	3-10

	49,393	50,914
Less: Accumulated depreciation	37,614	36,514

	11,779	14,400
Construction in progress	370	546

Total	$12,149	$14,946

Depreciation expense from operations on property and equipment was $2.4 million in 2012, $2.8 million in 2011, and $3.4 million in 2010.

9. Retained Interest Investments

During 2008 and 2007, the Company sold 132,055 acres of timberland in exchange for fifteen year installment notes receivables in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). The Company contributed the installment notes to bankruptcy remote qualified special purpose entities (the “entities”).

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. The Company received approximately $163.0 million in net proceeds during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against the Company for payment of the debt securities or related interest expense. The entities’ financial position and results of operations are not consolidated in the Company’s financial statements, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the entities, nor does the Company perform any service activity related to the entities.

At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the retained interest, using management’s best estimate of underlying assumptions, including credit risk and discount rates. The Company’s continuing involvement with the entities is the receipt of the net interest payments and the remaining principal at the end of the note’s fifteen year maturity period, in 2022 through 2024.

As of December 31, 2012 and 2011, the Company had a retained interest investment balance of $9.5 million and $10.7 million, respectively, recorded in Other assets on the Company’s Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-11.9%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest in 2012, 2011 and 2010.

In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its consolidated balance sheets in connection with the installment sale monetization transactions.

10. Restructuring

In February 2011, the Company entered into a Separation Agreement with Wm. Britton Greene in connection with his resignation as President, Chief Executive Officer and director of the Company. In April 2011, the Company entered into separation agreements with four additional members of senior management. Additionally, certain other employees were terminated pursuant to the Company’s 2011 restructuring program. In connection with these terminations, the Company expensed $10.9 million during 2011.

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

Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring. A summary of the charges incurred and reserves recorded in connection with the restructuring and relocation programs by segment during 2012 and 2011 as follows:

	Balance at December 31, 2011	Costs Accrued (Adjustments)	Payments	Balance at December 31, 2012	Cumulative Charges
2011 restructuring program
Residential real estate	$337	$(20)	$317	$—	$603
Commercial real estate	186	(186)	—	—	1,474
Rural land	149	(145)	4	—	63
Forestry	—	—	—	—	77
Corporate and other	110	245	310	45	8,608

Total	$782	$(106)	$631	$45	$10,825

2010 and prior restructuring and relocation programs
Residential real estate	$4	$(4)	$—	$—	$19,550
Commercial real estate	—	—	—	—	1,344
Rural land	—	—	—	—	2,554
Forestry	—	—	—	—	494
Corporate and other	4	110	114	—	13,948

Total restructuring programs	$790	$—	$745	$45	$48,715

	Balance at December 31, 2010	Cost Accrued (Adjustments)	Payments	Balance at December 31, 2011
2011 restructuring program
Residential real estate	$—	$623	$286	$337
Commerical real estate	—	1,660	1,474	186
Rural land	—	208	59	149
Forestry	—	77	77	—
Corporate and other	—	8,364	8,254	110

Total	$—	$10,932	$10,150	$782

2010 and prior restructuring and relocation programs
Residential real estate	$239	$76	$311	$4
Commerical real estate	9	(3)	6	—
Rural land	36	(12)	24	—
Forestry	19	—	19	—
Corporate and other	657	558	1,211	4

Total restructuring programs	$960	$11,551	$11,721	$790

11. Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Accrued compensation	$3,529	$1,687
Environmental and insurance liabilities	1,621	1,887
Deferred revenue	27,158	29,859
Legal	357	2,972
Other accrued liabilities	9,687	11,086

Total accrued liabilities and deferred credits	$42,352	$47,491

Deferred revenue at December 31, 2012 and 2011 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of December 31, 2012, 1,583 acres remain to be transferred.

12. Debt

Debt at December 31, 2012 and 2011 consist of the following:

	2012	2011
In-substance defeased debt, interest payable monthly at 5.62% at December 31, 2012 and 2011, secured and paid by pledged treasury securities, due October 1, 2015	$26,818	$23,299
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.70% to 7.15% at December 31, 2012 and 2011	9,244	30,159

Total debt	$36,062	$53,458

The aggregate maturities of debt subsequent to December 31, 2012 are (a):

2013	626
2014	663
2015	25,748
2016	84
2017	90
Thereafter	8,851

Total	$36,062

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $26.8 million.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying either as the property is sold by the Company or when assessed to the Company by the CDD. During 2012, the Company elected to prepay approximately $19.9 million of the CDD recorded assessment obligation. The Company has recorded debt of $9.2 million and $30.2 million related to CDD assessments as of December 31, 2012 and December 31, 2011, respectively. Total outstanding CDD assessments were $34.8 million and $56.8 million at December 31, 2012 and 2011, respectively.

In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt. Also see Note 7, Pledged Treasury Securities.

13. Fair Value Measurements

The Company measured its plan assets at fair value on a recurring basis each annual reporting period. Investments in real estate, notes receivable, and retained interest may be recorded at fair value on a nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.

Guarantees

In October 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport (see Note 19, Commitments and Contingencies). The Company agreed to reimburse Southwest Airlines in the form of a guarantee if it incurred losses on its service at the airport during the first three years of service by making specified break-even payments. At inception, the Company measured the associated standby guarantee liability at fair value based upon a discounted cash flow analysis based on management’s best estimates of future cash flows to be paid by the Company pursuant to the strategic alliance agreement. These cash flows were estimated using numerous estimates including future fuel costs, passenger load factors, air fares, and seasonality. Subsequently, the guarantee is measured at the greater of the fair value of the guarantee liability at inception or the amount that is probable and reasonably estimable of occurring.

Effective July 1, 2012, the Company and Southwest Airlines mutually agreed to terminate this agreement and the Company eliminated the liability of $0.8 million that was recorded as of December 31, 2011.

Long Lived Assets

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes are measured at lower of carrying value or fair value. The fair value of these homes is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term or under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property (level 3 inputs) For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project, including infrastructure and amenity costs, and using management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs). The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans including changes in intended use such as whether land is sold in bulk or in individual lots, or is sold in developed or undeveloped condition and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties.

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

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. The Company’s non-financial assets measured at fair value on a nonrecurring basis were as follows at December 31, 2012 and 2011.

At December 31, 2012		Level 3	Fair Value December 31, 2012	Total Impairment Charge
Investment in real estate		$300	$300	$2,551

At December 31, 2011	Level 2	Level 3	Fair Value December 31, 2011	Total Impairment Charge
Investment in real estate	$1,224	$93,127	$94,351	$377,270
Notes receivable	—	—	—	55

	$1,224	$93,127	$94,351	$377,325

In December 2012, the Company entered into agreement with the Airport, which the Company agreed to cease operating its covered airport parking for a period of seven years, which in turn the Airport released the Company from a twenty-eight year remaining land lease on another parcel with approximately $4.2 million of total future payments. As a result of ceasing operations at the covered airport parking the future estimated undiscounted cash flows did not cover the current carrying value of the covered airport parking; thus the Company wrote the covered airport parking facility down to its current fair value based on a current property appraisal.

As a result of the Company’s impairment analyses in 2011, investment in real estate with a carrying amount of $471.7 million was written down to fair value of $94.4 million resulting in impairment charges of $377.3 million. Additionally, the Company wrote off a note receivable with a book value of $0.1 million.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their carrying values at December 31, 2012 and 2011, due to the short-term nature of these assets and liabilities. The Company’s debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 1.

•	The fair value of the Company’s pledged treasury securities are based on quoted market rates.

•	The fair value of the Company’s retained interest investment is the present value of the expected future cash flows at the effective yield.

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	Note	December 31, 2012			December 31, 2011
		Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	7	$26,818	$30,432	1	$23,299	$32,394	1
Retained interest investment	9	9,481	12,727	3	10,707	13,202	3

14. Income Taxes

The provision for income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 consist of the following:

	2012	2011	2010
Current:
Federal	$34	$(2,091)	(134)
State	118	(70)	275

Total	152	(2,161)	141
Deferred:
Federal	196	(52,450)	(18,084)
State	39	(1,047)	(5,906)

Total	235	(53,497)	(23,990)

Total provision (benefit) for income taxes	$387	$(55,658)	(23,849)

Total income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010 was allocated in the consolidated financial statements as follows:

	2012	2011	2010
Income tax (benefit) expense	$387	$(55,658)	$(23,849)

Tax benefits recorded on Consolidated Statement of Changes in Equity:
Excess tax expense on stock compensation	—	907	362
Deferred tax expense on accumulated other comprehensive income	—	7,888	1,335

Total	—	8,795	1,697

Total income tax expense (benefit)	$387	$(46,863)	$(22,152)

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2012	2011	2010
Tax at the statutory federal rate	$2,240	$(135,078)	$(20,899)
State income taxes (net of federal benefit)	224	(13,508)	(2,090)
(Decrease) increase in valuation allowance	(2,870)	94,505	28
Medicare subsidy	—	(64)	623
Real estate investment trust income exclusion	—	(1,468)	(1,357)
Other	793	(45)	(154)

Total income tax (benefit) expense	$387	$(55,658)	$(23,849)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Federal net operating carryforward	$29,222	$32,201
State net operating loss carryforward	20,888	21,442
Impairment losses	146,358	147,467
Deferred compensation	1,118	1,092
Capitalized real estate taxes	8,124	7,781
Prepaid income on land sales	10,262	10,536
Other	3,397	4,229

Total gross deferred tax assets	219,369	224,748
Valuation allowance	(92,599)	(95,469)

Total net deferred tax assets	126,770	129,279
Deferred tax liabilities:
Deferred gain on land sales and involuntary conversions	32,255	32,726
Prepaid pension asset	16,173	17,291
Installment sale	58,138	58,861
Depreciation	4,172	4,639
Other	4,075	4,047

Total gross deferred tax liabilities	114,813	117,564

Net deferred tax asset	$11,957	$11,715

At December 31, 2012 and 2011, the Company had a federal net operating loss carryforward of approximately $83.5 million and $92.0 million and a state net operating loss carry forward of $596.8 million and $612.6 million, respectively. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets and has provided for a valuation allowance of $92.6 million and $95.5 million at December 31, 2012 and 2011, respectively. Included in other deferred tax assets at December 31, 2012 and 2011 is a deferred tax asset recognized in Accumulated other comprehensive income and an offsetting valuation allowance of $3.0 million and $3.8 million, respectively.

At December 31, 2012 and 2011, the Company had a valuation allowance of $9.6 million and $10.4 million, respectively related to state net operating losses and charitable contribution carry forwards.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at beginning of year	$1,722	$1,401
Decreases related to prior year tax positions	—	(1,401)
Increased related to current year tax positions	—	1,722

Balance at December 31,	$1,722	$1,722

The Company had approximately $1.7 million of total unrecognized tax benefits as of December 31, 2012 and 2011, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no penalties required to be accrued at December 31, 2012 or 2011. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The IRS completed the examination of the Company’s tax returns for 2007, 2008 and 2009 without adjustment. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months for any additional items.

15. Stock Repurchase Program

Through December 31, 2011, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2012. There is no expiration date on the Stock Repurchase Program.

The Company has repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,651,238 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock units, for a total of 30,596,849 acquired shares from inception of the Stock Repurchase Program through December 31, 2012. During 2012, 2011, and 2010, executives surrendered 9,529, 179,221, and 42,762 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

On December 31, 2011, the Company cancelled and retired 30,497,699 shares of treasury stock resulting in an allocation based upon weighted average issuance price which reduced common stock by $51.1 million and retained earnings by $885.1 million.

16. Stock-Based Compensation

Stock Options and Non-vested Restricted Stock

The Company previously offered a stock incentive plan whereby awards were granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards were discretionary and were determined by the Compensation Committee of the Board of Directors. Awards vested based upon service conditions. Option and share awards provided for accelerated vesting if there was a change in control (as defined in the award agreements). Non-vested restricted shares generally vested over requisite service periods of four years and were considered to be outstanding shares, beginning on the date of each grant. Stock option awards were granted with an exercise price equal to market price of the Company’s stock on the date of grant. No stock options were granted in 2012, 2011 or 2010. As of December 31, 2012, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.

The changes to the composition of the Company’s board of directors which occurred during the first quarter of 2011 constituted a “change in control event” under the terms of certain of the Company’s incentive plans. As a result, the Company accelerated the vesting of approximately 300,000 restricted stock units resulting in $6.2 million in accelerated stock compensation expense recognized in the first quarter of 2011.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Upon exercise of stock options or vesting of restricted stock, the Company will issue new common stock.

Total stock-based compensation recorded in Corporate expense, net, on the Consolidated Statements of Operations for the three years ended December 31, 2012 is as follows:

	2012	2011	2010
Stock compensation expense before tax benefit	$998	$8,452	$5,159
Income tax benefit	384	3,254	2,060

	$614	$5,198	$3,099

The following table sets forth the summary of option activity outstanding under the stock option program for 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2011	147,525	$48.00	3.5	—
Forfeited or expired	42,425	$35.72	—	—

Balance at December 31, 2012	105,100	$52.96	3.7	—

Vested or expected to vest at December 31, 2012	105,100	$52.96	3.7	—

Exercisable at December 31, 2012	105,100	$52.96	3.7	—

The total intrinsic value of options exercised during both 2011 and 2010 was less than $0.1 million. The intrinsic value is calculated as the difference between the market value as of the exercise date and the exercise price of the shares. Shares of Company stock issued upon the exercise of stock options in 2011 and 2010 were 4,000 and 178,886 shares, respectively. No options were exercised during 2012.

Cash received for strike prices from options exercised under stock-based payment arrangements for 2011 and 2010 was $0.1 million and $5.1 million, respectively. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements totaled zero and $0.4 million, respectively, for 2011 and 2010.

The following table sets forth the summary of restricted stock unit activity outstanding under the restricted stock unit program for 2012:

Nonvested Service Based Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	37,815	$26.99
Granted	59,891	$16.30
Vested	(83,967)	$17.80
Forfeited	(2,352)	$21.52

Balance at December 31, 2012	11,387	$21.52

The weighted average grant date fair value of restricted stock units during 2012, 2011 and 2010 was $16.30, $28.01 and $27.86, respectively. In 2012, less than 0.1 million of vested restricted stock awards were granted to the Company’s Chief Executive Officer in lieu of a cash bonus and to certain of the Company’s directors as fees for services rendered.

As of December 31, 2012, there was less than $0.1 million of unrecognized compensation cost that will be recognized in the first quarter of 2013. The total fair values of restricted stock units and stock options which vested during the years ended December 31, 2012, 2011 and 2010 was $1.5 million, $9.7 million, and $6.7 million, respectively.

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

At December 31, 2011, there were 23,192 restricted stock units granted with market conditions outstanding with a weighted average grant date fair value of $15.69 that vested, forfeited or were cancelled in the first quarter of 2012.

17. Employee Benefit Plans

Pension Plan

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). Amounts credited to employee accounts in the Pension Plan are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA.

The Company’s Compensation Committee approved a plan to terminate the Pension Plan in March 2013, which at that time the Pension Plan will be frozen until final regulatory approvals are received and the Pension Plan’s assets can be distributed to the plan participants, used to pay excise taxes and the remaining assets will revert back to the Company. As a result of the planned termination, the Company recognized a curtailment change of $2.1 million in the Company’s Consolidated Statement of Operations in 2012 and expects to recognize further estimated losses that will significantly affect the Company’s Consolidated Statement of Operations once the final regulatory approvals are received and the Pension Plan assets are distributed, which is expected to occur near the end of 2013 or during 2014.

The Company incurred settlement losses and curtailment charges for certain participants totaling $5.9 million in 2011 and $4.1 million in 2010 related to its reduced employment levels in connection with its restructurings. The settlement losses of $1.2 million recognized in 2012 are related to cash distributions made to certain participants.

Obligations and Funded Status

Change in projected benefit obligation and plan assets:

	2012	2011
Projected benefit obligation, beginning of year	$25,828	$29,197
Service cost	889	3,059
Interest cost	712	1,225
Actuarial loss	3,059	301
Benefits paid	(29)	(16)
Amendments	—	2,432
Curtailment charge	—	1,022
Settlement loss	(3,718)	(11,392)

Projected benefit obligation, end of year	$26,741	$25,828

Fair value of assets, beginning of year	$60,953	$70,189
Actual return on assets	3,543	2,697
Settlements	(3,718)	(11,392)
Benefits and expenses paid	(681)	(541)

Fair value of assets, end of year	$60,097	$60,953

Funded status at end of year	$33,356	$35,125

Ratio of plan assets to projected benefit obligation	225%	236%

The Company recognized a prepaid pension asset of $33.4 million and $35.1 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation of the Pension Plan was $26.7 million and $25.8 million at December 31, 2012 and 2011, respectively.

Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss at December 31 are as follows:

	2012	2011
Prior service cost	$—	$2,502
Loss	8,652	7,378

Accumulated other comprehensive loss	$8,652	$9,880

A summary of the net periodic pension cost and other amounts recognized in other comprehensive loss (income) are as follows:

	2012	2011	2010
Service cost	$889	$3,059	$1,864
Interest cost	712	1,225	1,479
Expected return on assets	(2,315)	(3,038)	(4,243)
Prior service costs	440	649	695
Amortization of loss	48	—	—
Settlement loss	1,162	3,698	2,791
One-time charge in connection with an increase in benefits for certain participants	—	1,401	—
Curtailment charge	2,063	2,173	1,346

Net periodic pension cost	$2,999	$9,167	$3,932

Other changes in Plan Assets and Obligations recognized in Other Comprehensive Income:
Prior service cost	(2,503)	(769)	(282)
Loss (gain)	1,275	(2,531)	(2,368)

Total other comprehensive income	(1,228)	(3,300)	(2,650)

Total net periodic pension cost and other comprehensive income	$1,771	$5,867	$1,282

The estimated amount of the actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost is $0.4 million in 2013.

Assumptions

Assumptions used to develop end of period benefit obligations:

	2012	2011
Discount rate	3.27%	4.19%
Rate of compensation increase	N/A	3.75%

Assumptions used to develop net periodic pension cost:

	2012	2011	2010
Average discount rate	3.50%	4.59%	5.06%
Expected long term rate of return on plan assets	4.75%	5.00%	6.00%
Rate of compensation increase	N/A	3.75%	3.75%

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 4.75%, 5.0% and 6.0% assumption in 2012, 2011 and 2010, respectively.

Plan Assets

The Company’s investment policy is to maintain over the long-term life of the Pension Plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the Pension Plan seeks the opportunity to achieve an adequate return to fund the obligations in a manner consistent with the fiduciary standards of ERISA and with a prudent level of diversification. Specifically, these objectives include the desire to:

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

Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2012 and 2011.

Common/collective trusts: Valued based on information reported by the investment advisor using the financial statements of the collective trusts at year end.

Mutual funds and money market funds: Valued at the net asset value of shares held by the Pension Plan.

Other: The other investment consists of a royalty investment for which there is no quoted market price. The fair value of the royalty investment is estimated based on the present value of future cash flows, using management’s best estimate of key assumptions, including historical cash receipts and discount rates.

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

The following tables sets forth by level within the fair value hierarchy:

Assets at Fair Value as of December 31, 2012

Asset Category:	Level 1	Level 2	Level 3	Total
Common/collective trusts(a)	$—	$34,936	$—	$34,936
Mutual funds(b)	—	23,756	—	23,756
Money market funds	478	—	—	478
Other	—	—	927	927

Total	$478	$58,692	$927	$60,097

(a)	Common/collective trusts invest in 67% U.S. short maturity fixed income investments, 25% U. S. large cap equities and 8% international equities.
(b)	One hundred percent of mutual funds invest in a short term fixed income fund.

Assets at Fair Value as of December 31, 2011

Asset Category:	Level 1	Level 2	Level 3	Total
Cash	$401	$—	$—	$401
Common/collective trusts(a)	—	35,805	—	35,805
Mutual funds(b)	—	23,878	—	23,878
Money market funds	59	—	—	59
Other	—	—	810	810

Total	$460	$59,683	$810	$60,953

(a)	Common/collective trusts invest in 67% U.S. short maturity fixed income investments, 25% U. S. large cap equities and 8% international equities.
(b)	One hundred percent of mutual funds invest in a short term fixed income fund.

The following table sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2012 and 2011:

	2012	2011
Balance, beginning of year	$810	$582
Cash receipts	110	110
Unrealized gains relating to instruments still held at the reporting date	117	228
Transfers to Level 1	(110)	(110)

Balance, end of year	$927	$810

The Company does not anticipate making any contributions to the plan during 2013. Expected benefit payments for the next ten years are as follows:

Year Ended	Expected Benefit Payments
2013	11,941
2014	675
2015	648
2016	743
2017	1,380
2018-2022	5,810

Deferred Compensation Plans and ESPP

The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. This deferred compensation, together with Company matching contributions, which generally equal 100% of the first 1% of eligible compensation and 50% on the next 5% of eligible compensation, up to 3.5% of eligible compensation, is fully vested and funded as of December 31, 2012. The Company contributions to the plan were approximately $0.2 million and $0.4 million in 2011 and 2010, respectively. The Company discontinued the matching contributions as of July 1, 2011.

In March 2011, the Company’s Supplemental Executive Retirement Plan was combined with the Company’s Pension Plan.

18. Segment Information

The Company currently conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations, 4) forestry and 5) rural land. The residential real estate segment generates revenues from the development and sale of homesites. Commercial real estate segment sells undeveloped or developed land. Resorts, leisure and leasing operations generates service revenue and rental fees associated with the WaterColor Inn, WaterColor, WaterSound and WindMark Beach vacation rental programs and other resort, golf club, marina and leasing operations. Rural land sells parcels of land included in the Company’s holdings of timberlands. The forestry segment produces and sells woodfiber, sawtimber and other forest products.

The Company’s previous resorts and clubs operating business currently meets the qualitative and quantitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include resorts, leisure and leasing operations as a reportable segment. This segment includes the Company’s previous resorts and clubs financial information, which was previously presented in residential real estate. It also includes our leasing operations, which were previously presented in both our residential real estate and Commercial real estate segments. The Company has combined the leasing operations with resorts and leisure because they are all reported as recurring revenue streams. All prior year segment information has been restated to conform with the 2012 presentation. The change in reportable segments has no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

The Company uses income (loss) from operations before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described above in Note 2, Significant Accounting Policies. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Consolidated Statements of Operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

Information by business segment is as follows:

	2012	2011	2010
OPERATING REVENUES:
Residential real estate	$22,115	$12,595	$8,960
Commercial real estate	10,400	3,778	4,416
Resorts, leisure and leasing operations	44,407	38,239	31,448
Rural land	23,413	3,472	24,430
Forestry	38,977	86,703	28,841
Other	84	498	1,445

Consolidated operating revenues	$139,396	$145,285	$99,540

DEPRECIATION, DEPLETION AND AMORTIZATION:
Residential real estate	$1,802	$2,457	$2,883
Commercial real estate	308	302	—
Resorts, leisure and leasing operations	5,714	6,924	7,158
Rural land	11	20	32
Forestry	2,105	4,950	2,099
Other	170	1,187	1,485

Consolidated depreciation, depletion and amortization	$10,110	$15,840	$13,657

INVESTMENT INCOME, NET
Residential real estate	$45	$63	$116
Other reportable segments	23	39	712
Corporate	1,151	1,028	642

Consolidated investment income, net	$1,219	$1,130	$1,470

INTEREST EXPENSE
Residential real estate	$2,802	$3,555	$7,815
Commercial and other	18	366	797

Consolidated interest expense	$2,820	$3,921	$8,612

EQUITY IN LOSS FROM UNCONSOLIDATED AFFILIATES
Resorts, leisure and leasing operations	$(46)	$(93)	$(4,308)

INCOME (LOSS) FROM OPERATIONS BEFORE EQUITY IN LOSS FROM UNCONSOLIDATED AFFILIATES AND INCOME TAXES:
Residential real estate(a)	$(6,772)	$(355,080)	$(37,933)
Commercial real estate(b)	(271)	(42,516)	(1,813)
Resorts, leisure and leasing operations(c)	(1,414)	(8,020)	(9,174)
Rural land(d)	16,791	2,158	20,920
Forestry	13,475	59,092	6,437
Other(e)	(15,386)	(41,507)	(33,883)

Consolidated income (loss) from operations before equity in loss from unconsolidated affiliates and income taxes	$6,423	$(385,873)	$(55,446)

(a)	Includes impairment losses of $337.6 million and $4.8 million in 2011 and 2010, respectively.
(b)	Includes impairment losses of $38.2 million in 2011.
(c)	Includes impairment losses of $2.6 million and $1.4 million in 2012 and 2011, respectively.
(d)	Includes impairment losses of $0.1 million in 2011.
(e)	Includes pension charges of $2.1 million, $5.9 million and $4.1 million in 2012, 2011 and 2010, respectively.

	2012	2011	2010
CAPITAL EXPENDITURES:
Residential real estate	$7,679	$12,023	$6,825
Commercial real estate	3,829	11,833	7,002
Resorts, leisure and leasing operations	9,023	4,007	1,340
Forestry	2,701	2,766	785
Other	163	93	112

Total capital expenditures	$23,395	$30,722	$16,064

	December 31, 2012	December 31, 2011
TOTAL ASSETS:
Residential real estate	$141,526	$166,201
Commercial real estate	64,961	73,520
Resorts, leisure and leasing operations(f)	124,886	100,396
Rural land	6,219	7,885
Forestry	54,549	58,638
Other	253,380	254,651

Total assets	$645,521	$661,291

(f)	Includes $2.2 million and $2.3 million of investment in equity method investees at December 31, 2012 and 2011, respectively.

19. Commitments and Contingencies

The Company has obligations under various non-cancelable long-term operating leases for office space and equipment. Some of these leases contain escalation clauses for operating costs, property taxes and insurance. In addition, the Company has various obligations under other office space and equipment leases of less than one year.

Total rent expense was $0.1 million, $2.1 million, and $2.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. The future minimum rental commitments under noncancelable long-term operating leases due over the next five years are as follows:

2013	$243
2014	131
2015	131

The Company has retained certain self-insurance risks with respect to losses for third party liability, workers’ compensation and property damage.

At December 31, 2012 and 2011, the Company was party to surety bonds of $10.3 million and $15.7 million, respectively, and standby letters of credit in the amounts of $1.1 million and $0.8 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

At December 31, 2012, the Company has a total of $6.7 million in purchase obligations, which $4.5 million are for 2013, $0.3 million are for 2014, $1.2 million are for 2015, and $0.7 million are for 2016.

In 2012, the Company entered into a joint venture for the Pier Park North project to develop a retail lifestyle center in Panama City Beach; we will contribute approximately 57 acres of land, with a market value of approximately $6.0 million, and an estimated $9.9 million in cash for the project once construction financing for the project and other conditions are met, which occurred in February 2013. The Company has funded $0.9 million through February 25, 2013. The Company will provide the following: (i) completion guarantee until substantial completion; (ii) principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation , misappropriation of funds and fraud. In addition the construction loan includes covenants that the Company maintains minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents, of $25 million and net worth, which is defined as total assets, less total liabilities, excluding deferred revenue, of $350 million.

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

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million and $1.5 million at December 31, 2012 and 2011, respectively. Although in the opinion of management none of our litigation matters or governmental proceedings is expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, it is possible that the actual amounts of liabilities resulting from such matters could be material. Management is unable to quantify an aggregate range of possible loss in excess of the accrued liability (if any) related to this matter.

On November 3, 2010, a securities class action lawsuit was filed against St. Joe and certain of our current and former officers in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of St. Joe and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. On March 15, 2012, the plaintiff filed a notice of appeal to the United States Court of Appeal for the Eleventh Circuit. On February 25, 2013, the United States Court of Appeals for the Eleventh Circuit filed its decision affirming the trial court’s dismissal of the complaint.

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. On June 6, 2011, the court granted the parties’ motion to stay the Nakata action pending the outcome of the Meyer action. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions. On September 16, 2011, plaintiffs in Nakata and Packer filed a joint motion to consolidate all derivative actions and appoint lead counsel. On October 3, 2011, plaintiff in Shurkin filed a cross motion seeking separate lead counsel for Shurkin and coordination of Shurkin with the other derivative cases. On October 6, 2011, the Company filed a response in which it stated that all derivative cases should be consolidated. On October 14, 2011, Nakata and Packer plaintiffs filed an amended joint motion seeking consolidation of those two cases only. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. On June 4, 2012, the court granted the parties a motion to stay the Shurkin action pending the outcome of the Meyer action. Further action in the Nakata, Packer, and Shurkin actions await final resolution of the Meyer action discussed above.

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

On October 21, 2009, the Company entered into a strategic alliance agreement with Southwest Airlines to facilitate the commencement of low-fare air service in May 2010 to the Northwest Florida Beaches International Airport. The Company has agreed to reimburse Southwest Airlines if it incurs losses on its service at the new airport during the first three years of service. The agreement also provides that Southwest Airlines’ profits from the air service during the term of the agreement will be shared with the Company up to the maximum amount of its break-even payments. The term of the agreement extends for a period of three years after the commencement of Southwest Airlines’ air service at the new airport. Effective July 1, 2012, the Company and Southwest Airlines mutually agreed to terminate this agreement. In conjunction with the termination of this agreement, the Company recorded $0.8 million of other income in 2012 as a result of eliminating a liability recorded at the inception of the agreement. No payments were due to Southwest Airlines at the effective date of termination.

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

20. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
2012
Operating revenues	$22,614	$55,907	$30,357	$30,518
Operating income (loss)	(9,258)	15,360	(2,367)	(1,601)
Net income (loss) attributable to the Company	(8,630)	15,340	176	(874)
Basic and diluted income (loss) per share attributable to the Company	$(0.09)	$0.17	$—	$(0.01)

2011
Operating revenues	$19,820	$26,745	$25,284	$73,436
Operating loss	(383,863)	(4,198)	(20,576)	21,330
Net income (loss) attributable to the Company	(328,611)	(2,431)	(13,336)	14,099
Basic and diluted income (loss) per share attributable to the Company	$(3.56)	$(0.03)	$(0.14)	$0.15

Quarterly results included the following significant pre-tax charges:

	Quarters Ended
	December 31	September 30	June 30	March 31
2012
Impairment losses	$2,551	$—	$—	$—
Restructuring charge (benefit)	(91)	18	18	55
2011
Impairment losses	$374,846	$—	$1,697	$782
Restructuring charge	797	348	5,926	4,476

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(in thousands)

	Initial Cost to Company							Accumulated Depreciation
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition(1)	Land & Land Improvements	Buildings and Improvements	Total
Bay County, Florida
Land with infrastructure	$3,496	$2,437	$8407	$41,829	$44,266	$8407	$52,673	$444
Buildings	—	13,639	11,873	1,038	14,121	12,429	26,550	4,192
Residential	—	21,639	1,300	17,930	43,306	—	40,869	—
Timberlands	—	3,896	—	11,284	15,180	—	15,180	160
Unimproved land	—	2,646	—	—	2,646	—	2,646	—
Calhoun County, Florida
Timberlands	—	1,774	—	4,643	6,417	—	6,417	68
Unimproved land	—	927	—	698	1,625	—	1,625	—
Duval County, Florida
Land with infrastructure	—	185	—	(3)	182	—	182	—
Buildings	—	—	—	—	—	—	—	3
Franklin County, Florida
Land with infrastructure	—	44	—	—	44	—	44	14
Residential	—	7,567	—	—	7,567	—	7,567	843
Timberlands	—	1,241	—	1,208	2,449	—	2,449	26
Unimproved Land	—	210	—	9	219	—	219	—
Buildings	—	69	1,582	(718)	147	786	933	70
Gadsden County, Florida
Land with infrastructure	—	1,050	—	—	1,050	—	1,050	—
Timberlands	—	1,302	—	135	1,437	—	1,437	15
Unimproved land	—	135	—	—	135	—	135	—
Gulf County, Florida
Land with infrastructure	—	1,663	1,087	3,078	4,741	1,087	5,828	200
Buildings	—	2,843	7,115	9,743	2,807	16,894	19,701	8,495
Residential	—	26,707	526	6,275	33,508	—	33,508	—
Timberlands	—	5,238	—	15,375	20,613	—	20,613	214
Unimproved land	—	506	—	969	1,475	—	1,475	—
Jefferson County, Florida
Timberlands	—	721	—	(8)	713	—	713	8
Unimproved land	—	193	—	29	222	—	222	—
Leon County, Florida
Land with infrastructure	—	1,880	—	651	2,531	—	2,531	28
Buildings	—	—	—	20,689	8,651	12,038	20,689	9,159
Residential	2,346	—	58	11,825	11,883	—	11,883	—
Timberlands	—	923	—	941	1,864	—	1,864	20
Unimproved land	—	—	—	487	487	—	487	—
Liberty County, Florida
Buildings	—	—	611	189	—	800	800	350
Timberlands	—	2,587	205	196	2,988	—	2,988	215
St. Johns County, Florida
Land with infrastructure	—	435	—	—	435	—	435	—
Buildings	—	—	255	448	300	403	703	268
Residential	3,402	10,855	—	4,750	15,605	—	15,605	—
Wakulla County, Florida
Buildings	—	—	5	—	—	5	5	5
Timberlands	—	457	—	(32)	425	—	425	5
Unimproved Land	—	16	—	47	63	—	63	—
Walton County, Florida
Land with infrastructure	—	56	—	3,063	3,119	—	3,119	—
Buildings	—	—	3,471	67,319	22,855	47,935	70,790	24,856
Residential	—	5,227	—	30,756	33,546	—	35,983	—
Timberlands	—	354	—	988	1,342	—	1,342	14
Unimproved land	—	1,105	—	—	1,105	—	1,105	—

S-1

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

(in thousands)

	Initial Cost to Company							Accumulated Depreciation
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition(1)	Land & Land Improvements	Buildings and Improvements	Total
Other Florida Counties
Timberlands	—	201	—	—	201	—	201	2
Unimproved land	—	79	—	60	139	—	139	—
Georgia
Land with infrastructure	—	4,800	—	—	4,800	—	4,800	49
Buildings	—	—	36	103	—	139	139	47
Timberlands	—	6,895	—	(6,883)	12	—	12	2
Unimproved land	—	51	—	—	51	—	53	—

TOTALS	$9,244	$132,553	$36,531	$249,111	$317,272	$100,923	$418,197	$49,772

(1)	Includes cumulative impairments.

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2012 for federal income tax purposes is approximately $677.0 million.

(B)	Reconciliation of real estate owned (in thousands of dollars):

	2012	2011	2010
Balance at Beginning of Year	$429,431	$799,506	$781,664
Amounts Capitalized	21,058	28,309	32,215
Impairments	(2,551)	(377,270)	(4,297)
Amounts Retired or Adjusted	(29,741)	(21,114)	(10,076)

Balance at Close of Period	$418,197	$429,431	$799,506

(C) Reconciliation of accumulated depreciation (in thousands of dollars):
Balance at Beginning of Year	$44,489	$41,992	$35,000
Depreciation Expense	7,494	12,215	9,453
Amounts Retired or Adjusted	(2,211)	(9,718)	(2,461)

Balance at Close of Period	$49,772	$44,489	$41,992

S-2