Form 10-Q
period 2013-03-31
ST JOE CO
filed 2013-05-08
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 3, 2013, there were 92,302,299 shares of common stock, no par value, issued of which 92,282,030 were outstanding, and 20,269 are shares of treasury stock.

THE ST. JOE COMPANY

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Investment in real estate	$370,935	$370,647
Cash and cash equivalents	168,652	165,980
Notes receivable, net	5,131	3,975
Pledged treasury securities	26,676	26,818
Prepaid pension asset	33,374	33,356
Property and equipment, net of accumulated depreciation of $37.6 million	12,121	12,149
Deferred tax asset	11,957	11,957
Other assets	22,475	20,639

Total assets	$651,321	$645,521

LIABILITIES AND EQUITY
LIABILITIES:
Debt	$35,752	$36,062
Accounts payable	17,590	14,773
Accrued liabilities and deferred credits	47,345	42,352

Total liabilities	100,687	93,187
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,302,299 issued at March 31, 2013 and December 31, 2012; 92,282,030 and 92,285,408 outstanding at March 31, 2013 and December 31, 2012, respectively	891,793	891,798
Retained deficit	(333,335)	(330,861)
Accumulated other comprehensive loss	(8,555)	(8,652)
Treasury stock at cost, 20,269 and 16,891 shares held at March 31, 2013 and December 31, 2012, respectively	(285)	(260)

Total stockholders’ equity	549,618	552,025
Noncontrolling interest	1,016	309

Total equity	550,634	552,334

Total liabilities and equity	$651,321	$645,521

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture and Artisan Park, L.L.C. See Note 3, Variable Interest Entities. The following assets may only be used to settle obligations of the consolidated variable interest entities and these liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company.

	March 31,	December 31,
	2013	2012
ASSETS
Investment in real estate	$4,922	$—
Cash and cash equivalents	2,229	2,107
Other assets	143	166

	$7,294	$2,273

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,654	$1,073

Total liabilities	$1,654	$1,073

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Real estate sales	$8,056	$14,055
Resort, leisure and leasing revenues	9,022	6,969
Timber sales	9,695	9,494

Total revenues	26,773	30,518
Expenses:
Cost of real estate sales	5,040	7,732
Cost of resort, leisure and leasing revenues	8,285	7,493
Cost of timber sales	6,035	6,336
Other operating expenses	2,925	3,744
Corporate expense	4,388	4,486
Depreciation, depletion and amortization	2,325	2,328

Total expenses	28,998	32,119
Operating Loss	(2,225)	(1,601)
Other (expense) income:
Investment income, net	107	476
Interest expense	(600)	(831)
Other, net	250	1,734

Total other (expense) income	(243)	1,379
Loss before equity in loss from unconsolidated affiliates and income taxes	(2,468)	(222)
Equity in loss from unconsolidated affiliates	(12)	(11)
Income tax expense	—	(647)

Net loss	$(2,480)	$(880)
Less: Net loss attributable to noncontrolling interest	(6)	(6)

Net loss attributable to the Company	$(2,474)	$(874)

LOSS PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,284,265	92,265,059

Net loss per share attributable to the Company	$(0.03)	$(0.01)

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss:	$(2,480)	$(880)
Other comprehensive income, net of tax:
Prior service cost arising during the period	—	438
Amortization of loss included in net periodic cost	97	—

Total other comprehensive income, net of tax	97	438

Total comprehensive loss	$(2,383)	$(442)

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except shares)

(Unaudited)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Noncontrolling Interest	Total
Balance at December 31, 2012	92,285,408	$891,798	$(330,861)	$(8,652)	$(260)	$309	$552,334
Net loss	—	—	(2,474)	—	—	(6)	(2,480)
Other comprehensive income	—	—	—	97	—	—	97
Capital contributions from noncontrolling interest	—	—	—	—	—	713	713
Amortization of stock based compensation	—	3	—	—	—	—	3
Reduction in excise tax benefits on stock options	—	(8)	—	—	—	—	(8)
Treasury shares received in lieu of taxes to be remitted on vesting of restricted stock awards	(3,378)	—	—		(25)	—	(25)

Balance at March 31, 2013	92,282,030	$891,793	$(333,335)	$(8,555)	$(285)	$1,016	$550,634

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,480)	$(880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,325	2,328
Stock based compensation	3	491
Accretion income	(188)	(110)
Equity in loss from unconsolidated joint ventures	12	11
Deferred income tax benefit	5	647
Pension charges (benefit)	79	(247)
Cost of operating properties sold	4,866	7,162
Expenditures for operating properties	(5,070)	(8,296)
Expenditures for Pier Park North joint venture	(1,534)	—
Changes in operating assets and liabilities:
Notes receivable, net	(1,156)	440
Other assets	(1,876)	249
Accounts payable and accrued liabilities	7,338	1,836

Net cash provided by operating activities	2,324	3,631
Cash flows from investing activities:
Purchases of property and equipment	(528)	(181)
Cash receipts from retained interest investments	196	—

Net cash used in investing activities	(332)	(181)
Cash flows from financing activities:
Contribution to Pier Park North joint venture from noncontrolling interest	713	—
Taxes paid on behalf of employees related to stock based compensation and reduction in excise tax benefits on stock options	(33)	(152)

Net cash provided by (used in) financing activities	680	(152)
Net increase in cash and cash equivalents	2,672	3,298
Cash and cash equivalents at beginning of the period	165,980	162,391

Cash and cash equivalents at end of the period	$168,652	$165,689

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$608	$1,802
Income taxes	—	118
Non-cash financing and investment activities:
Net decrease in Community Development District Debt	$168	$172
Net decrease in pledged treasury securities related to defeased debt	142	510
Expenditures of operating properties and property and equipment and financed	472	439

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) rural land, 4) resorts, leisure and leasing operations and 5) forestry.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities that the Company is the primary beneficiary. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2012 balance sheet amounts have been derived from the Company’s December 31, 2012 audited consolidated financial statements.

The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company adheres to the same accounting policies in preparation of its interim condensed consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The ASU requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The Company adopted the ASU’s disclosure provisions in Note 9, Accumulated Other Comprehensive Loss.

2. Investment in Real Estate

Real estate by property type and segment includes the following:

	March 31, 2013	December 31, 2012
Operating property:
Residential real estate	$2,786	$2,792
Resorts, leisure and leasing operations	153,048	152,906
Forestry	55,334	54,984
Rural land	139	139
Other	45	179

Total operating property	211,352	211,000
Development property:
Residential real estate	133,000	133,835
Commercial real estate	57,018	59,851
Resorts, leisure and leasing operations	5,129	351
Rural land	5,768	5,768
Corporate	2,280	2,268

Total development property	203,195	202,073
Investment property:
Commercial real estate	700	700
Resorts, leisure and leasing operations	255	255
Forestry	953	953
Other	3,208	3,216

Total investment property	5,116	5,124
Investment in unconsolidated affiliates(1)	2,210	2,222

Total real estate investments	421,873	420,419

Less: Accumulated depreciation	50,938	49,772

Investment in real estate	$370,935	$370,647

(1)	Recorded in the Company’s resorts, leisure and leasing operation’s segment.

Operating property includes property that the Company uses for daily operations and activities. The resorts, leisure and leasing operating property includes the WaterColor Inn, golf courses, marinas, and property developed by the Company and used for residential and commercial rental purposes. Forestry operating property includes the Company’s timberlands.

Development property consists of real estate land on which we have incurred development costs. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses within large and small scale commerce parks, including land holdings near the Northwest Florida Beaches International Airport, as well as a wide range of multi-family rental projects and includes costs directly associated with the land and development costs, which also include common development costs such as roads and sewers. Rural land includes land with minimal development costs. Resorts, leisure and leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North.

The capitalization period relating to direct and indirect development project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable. During the three months ended March 31, 2013 and 2012, the Company has capitalized primary direct development costs.

Investment property includes the Company’s land held for future use that has not been allocated to a specific project.

Investment in unconsolidated affiliates reflects the Company’s investment in the East San Marco joint venture. See Note 3, Variable Interest Entities.

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long lived assets include the Company’s investments in operating, development and investment property. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the market price or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a current period operating or cash flow loss for an operating property; and,

•	an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term.

There were no events or changes in circumstances that would indicate that the carrying value of the Company’s assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three months ended March 31, 2013 and 2012.

3. Variable Interest Entities

The Company enters into real estate joint ventures for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of variable interest entities (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company performs this review initially at the time the Company enters into joint venture agreements and subsequently when reconsideration events occur.

Consolidated VIEs

During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner will contribute total cash of approximately $15.0 million to the joint venture, of which the Company will contribute approximately $9.9 million or 66% of the cash contributions. As of May 3, 2013, the Company has contributed approximately $1.4 million of cash and land with an agreed upon value of $6.0 million to the joint venture.

In February 2013, the joint venture entered into a construction loan agreement for $40.5 million that matures in February 2016. As of March 31, 2013, no amounts were outstanding on the construction loan. The construction loan requires the Company to provide the following: (i) completion guarantee until substantial completion; (ii) principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud. In addition, the construction loan includes covenants that the Company maintains minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents of $25 million and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

During the three months ended March 31, 2013, the Company has contributed $0.9 million in cash and land with an agreed upon value of $6.0 million, representing over 90% of the total equity in the joint venture. The Company’s partner has contributed cash of $0.7 million into the joint venture during the three months ended March 31, 2013. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. The construction loan requires additional capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed. In accordance with the joint venture agreement, additional cash contributions will be made 66% and 34% by the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. In accordance with the joint venture agreement, the Company will be entitled to 66% of the profits or losses of the VIE. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses of and the right to receive benefits that are significant to the VIE. Therefore, the results of the VIE have been consolidated within the financial results of the Company.

In addition, the Company is the primary beneficiary of another real estate joint venture, Artisan Park, L.L.C, that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profits or losses of this VIE and is responsible for the day-to-day activities of the joint venture; therefore, the Company has determined that the Company is the primary beneficiary as it has both the power to direct the activities that most significantly affect the joint venture’s economic performance and the obligation to absorb losses of and the right to receive benefits that are significant to the VIE. If it is determined by the joint venture’s executive committee that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest.

As of March 31, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that are consolidated were $7.3 million and $1.7 million, respectively. The VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, the VIEs, and not the Company.

Unconsolidated VIEs

The Company is a partner in the following three real estate joint ventures that are accounted for using the equity method: East San Marco L.L.C., Rivercrest L.L.C., and ALP Liquidating Trust. These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects, which only East San Marco L.L.C. still has real estate investments remaining in the joint venture. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in the VIEs is generally limited to its investment in the joint venture and the Company and the other partner do not have an obligation to make capital contributions without a mutual agreement. The Company’s investments in unconsolidated joint ventures are recorded in real estate investments and were $2.2 million at March 31, 2013 and December 31, 2012.

Summarized financial information for the unconsolidated investments on a combined 100% basis is as follows:

	March 31, 2013	December 31, 2012
BALANCE SHEETS:
Investment in real estate	$12,381	$12,381
Cash and cash equivalents	18,098	18,523
Other assets	357	130

Total assets	$30,836	$31,034

Accounts payable and other liabilities	$827	$761
Equity(1)	30,009	30,273

Total liabilities and equity	$30,836	$31,034

(1)

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

	For the Three Months Ended March 31,
	2013	2012
STATEMENTS OF OPERATIONS:
Total expenses	$332	$248

Net loss	$(332)	$(248)

4. Notes Receivable, net

Notes receivable, net consists of the following:

	March 31, 2013	December 31, 2012
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	$2,759	$2,758
Interest bearing builder note — 4.0% at March 31, 2013, due February 2015, net of deferred profit of $1.2 million	1,184	—
Various mortgage notes, secured by certain real estate bearing interest at various rates	1,188	1,217

Total notes receivable, net	$5,131	$3,975

Deferred profit of $1.2 million at March 31, 2013 represents deferred profit on a transaction in which an insufficient down payment was received and the buyer does not have a contractual obligation to make an annual principal and interest payment on the mortgage note receivable of $2.4 million financed by the Company. The Company will recognize the $1.2 million of deferred profit when the Company receives the principal payments on the mortgage note receivable.

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified.

5. Financial Instruments and Fair Value Measurements

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

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their carrying values at March 31, 2013 and December 31, 2012, due to the short-term nature of these assets and liabilities. The Company’s debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 1.

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

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	March 31, 2013			December 31, 2012
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$26,676	$29,969	1	$26,818	$30,432	1
Retained interest investment	9,473	12,433	3	9,481	12,392	3

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

As such, the government backed securities and the related debt (see Note 7, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.

Retained Interest Investments

During 2008 and 2007, the Company sold 132,055 acres of timberland in exchange for fifteen year installment notes receivables in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit. The Company contributed the installment notes to bankruptcy remote qualified special purpose entities (the “entities”).

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

As of March 31, 2013 and December 31, 2012, the Company had a retained interest investment balance of $9.5 million recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-11.9%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three months ended March 31, 2013 and 2012.

In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its condensed consolidated balance sheets in connection with the installment sale monetization transactions.

6. Accrued Liabilities and Deferred Credits

Accrued liabilities and deferred credits consist of the following:

	March 31, 2013	December 31, 2012
Accrued compensation	$1,962	$3,529
Deferred revenue	27,846	27,962
Environmental and insurance liabilities	1,610	1,621
Other accrued liabilities	15,927	9,240

Total accrued liabilities and deferred credits	$47,345	$42,352

Deferred revenue at March 31, 2013 and December 31, 2012 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of March 31, 2013, 1,595 acres remained to be transferred.

7. Debt

Debt at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012
In-substance defeased debt, interest payable monthly at 5.62% at March 31, 2013 and December 31, 2012, secured and paid by pledged treasury securities, due October 1, 2015	$26,676	$26,818
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.70% to 7.15% at March 31, 2013 and December 31, 2012	9,076	9,244

Total debt	$35,752	$36,062

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying either as the property is sold by the Company or when assessed to the Company by the CDD. The Company has recorded debt of $9.1 million and $9.2 million related to CDD assessments as of March 31, 2013 and December 31, 2012, respectively. Total outstanding CDD assessments were $34.6 million and $34.8 million at March 31, 2013 and December 31, 2012, respectively.

In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company purchased treasury securities sufficient to satisfy the scheduled interest and principal payments contractually due under the mortgage debt agreement. These securities were placed into a collateral account for the sole purpose of funding the principal and interest payments as they become due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.

8. Employee Benefit Plan

The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Company’s Pension Plan. In March 2013, the Pension Plan was frozen until the final regulatory approvals are received and the Pension Plan’s assets will be distributed, used to pay excise taxes and the remaining assets will revert back to the Company. Upon settlement, the Company expects to recognize further estimated losses that will significantly affect the Company’s Condensed Consolidated Statement of Operations once the final regulatory approvals are received and the Pension Plan assets are distributed, which is expected to occur in 2014 or early 2015.

A summary of the components of net periodic pension cost (benefit) is as follows:

	Three Months Ended March 31,
	2013	2012
Service cost	$258	$1,040
Interest cost	170	881
Expected return on assets	(446)	(2,606)
Prior service costs	—	438
Amortization of loss	97	—

Net periodic pension cost (benefit)	$79	$(247)

9. Accumulated Other Comprehensive Loss

Following is a summary of the changes in Accumulated other comprehensive loss for the Company’s Pension Plan items during the three months ended March 31, 2013:

Accumulated other comprehensive loss at December 31, 2012	$(8,652)

Other comprehensive income before reclassifications
Amounts reclassified from accumulated other comprehensive loss	97

Net current period other comprehensive income	97

Accumulated other comprehensive loss at March 31, 2013	$(8,555)

The Company reclassified $0.1 million from accumulated other comprehensive loss to net periodic cost for the amortization of loss related to the Company’s Pension Plan.

10. Income Taxes

At March 31, 2013, the Company had a federal net operating loss carryforward of $89.5 million and a state net operating loss carryforward of $602.9 million. At December 31, 2012, the Company had a federal net operating loss carryforward of $83.5 million and a state net operating loss carryforward of $596.8 million. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets, therefore the Company has maintained a valuation allowance. During the three month period ended March 31, 2013, the valuation allowance has increased by $0.8 million. The valuation allowance was $93.4 million at March 31, 2013 and $92.6 million at December 31, 2012.

The valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss was $3.3 million at March 31, 2013 and December 31, 2012.

11. Segment Information

The Company currently conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) rural land, 4) resorts, leisure and leasing operations and 5) forestry. The residential real estate segment generates revenues from the development and sale of homesites. The commercial real estate segment sells undeveloped or developed land. The rural land segment sells parcels of land included in the Company’s holdings of timberlands. The resorts, leisure and leasing operations segment generates service revenue and rental fees associated with the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf club, marina and retail/commercial leasing operations. The forestry segment produces and sells woodfiber, sawtimber and other forest products.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

The Company uses loss from operations before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described herein and in the Company’s Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Condensed Consolidated Statements of Operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES:
Residential real estate	$7,781	$3,746
Commerical real estate	226	6,026
Rural land	—	4,283
Resorts, leisure and leasing operations	9,022	6,969
Forestry	9,695	9,494
Other	49	—

Consolidated operating revenues	$26,773	$30,518

Loss before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$295	$(2,207)
Commercial real estate	(676)	1,827
Rural land	(20)	2,140
Resorts, leisure and leasing operations	(945)	(1,525)
Forestry	3,525	2,761
Other	(4,647)	(3,218)

Consolidated loss before equity in loss from unconsolidated affiliates and income taxes	$(2,468)	$(222)

	March 31, 2013	December 31, 2012
TOTAL ASSETS:
Residential real estate	$141,962	$141,526
Commerical real estate	62,305	64,961
Rural land	6,175	6,219
Resorts, leisure and leasing operations	129,946	125,596
Forestry	52,006	53,839
Other	258,927	253,380

Total assets	$651,321	$645,521

12. Commitments and Contingencies

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

Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.6 million at March 31, 2013 and December 31, 2012, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final judgment could have a material impact on the results of operations or cash flows of the Company for the particular reporting period in which the adjustment is recorded.

On November 3, 2010, a securities class action lawsuit was filed against St. Joe and certain of our current and former officers in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-00027). A consolidated class action complaint was filed in the case on February 24, 2011 alleging various securities laws violations primarily related to our accounting for our real estate assets. The complaint seeks an unspecified amount in damages. We filed a motion to dismiss the case on April 6, 2011, which the court granted without prejudice on August 24, 2011. Plaintiff filed an amended complaint on September 23, 2011. The Company filed a motion to dismiss the amended complaint on October 24, 2011. On January 12, 2012, the Court granted the motion to dismiss with prejudice and entered judgment in favor of St. Joe and the individual defendants. On February 9, 2012, plaintiff filed a motion to alter or amend the judgment, which the Court denied on February 14, 2012. On March 15, 2012, the plaintiff filed a notice of appeal to the United States Court of Appeal for the Eleventh Circuit. On February 25, 2013, the United States Court of Appeals for the Eleventh Circuit filed its decision affirming the trial court’s dismissal of the complaint. On March 18, 2013, the plaintiff filed a petition for rehearing and rehearing en banc. On April 30, 2013, the Eleventh Circuit Court of Appeals denied plaintiff’s petition for rehearing or rehearing en banc.

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

At March 31, 2013 and December 31, 2012, the Company was party to surety bonds related to certain development projects of $10.4 million and $10.3 million and standby letters of credit in the amount of $1.1 million at March 31, 2013 and December 31, 2012, which may potentially result in liability to the Company if certain obligations of the Company are not met.

13. Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in the State of Florida, particularly Northwest Florida in a number of specific development projects. Uncertainty of the duration of the weakened economy could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, notes receivable, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests excess cash with a major financial institution in the United States. Balances exceed the amount of F.D.I.C. insurance provided on such deposits.

In April 2013, the Company engaged Fairholme Capital Management, L.L.C. (“Fairholme”), to serve as the Company’s investment advisor for a portion of the Company’s cash and cash equivalents. Fairholme owns approximately 27.7% of the

Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme and the Chairman of the Company’s Board of Directors. Fairholme will receive no compensation for their services as the Company’s investment advisor. In April 2013, the Company transferred $100.0 million of cash into an investment account managed by Fairholme, which will be invested in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. The investment guidelines require that the investment account as of the trade date has a maximum of 50% of fixed income securities, which may be investment grade or non-investment grade, and 10% of any one issuer, excluding the U.S. Government, and the remaining balance of the account is to be held in investment grade cash and cash equivalents, which are required to be a minimum of 50% of the investment account.

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

RockTenn’s Panama City, Florida mill is the largest consumer of pine Pulpwood logs within the immediate area in which most of the Company’s timberlands are located. Under the terms of a supply agreement, RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year from the date of the closure. Nevertheless, if the RockTenn mill in Panama City were to permanently cease operations, the price for the Company’s pulpwood may decline, and the cost of delivering logs to alternative customers could increase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

As used throughout this Quarterly Report on Form 10-Q, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

Business Overview

We own land, timber and resort assets located primarily in Northwest Florida and in and around the Jacksonville and Tallahassee regions of North Florida, including significant Gulf of Mexico beach frontage and waterfront properties. We seek higher and better uses for our assets through a range of activities from forestry to strategic land planning and development, infrastructure improvements and promoting economic development in the region where we operate. We may explore the sale of such assets when they reach their highest and best use.

We have five operating segments: residential real estate, commercial real estate, rural land, resorts, leisure and leasing operations and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended
	March 31, 2013	March 31, 2012
Segment Operating Revenues
Residential real estate	29.1%	12.5%
Commercial real estate	0.7%	19.7%
Rural land	—	14.1%
Resorts, leisure and leasing operations	33.6%	22.6%
Forestry	36.2%	31.1%
Other	0.4%	—

Consolidated operating revenues	100.0%	100.0%

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land.

Our residential real estate segment generates revenues from:

•	the sale of developed homesites;

•	the sale of parcels of entitled, undeveloped lots;

•	a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; and

•	fees on certain transactions.

Our residential real estate segment incurs cost of revenues from:

•

costs directly associated with the land, development and construction of real estate sold, indirect costs such as development overhead, capitalized interest, marketing, project administration, and selling costs; and

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

WaterColor Inn and Vacation Rentals – Our resorts, leisure and leasing operations segment generates revenues from the WaterColor Inn and Resort, an award winning boutique hotel, the WaterSound Beach club and our vacation rental business. The WaterColor Inn incurs costs from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes to families vacationing in the area. The vacation rental business incurs costs from marketing, personnel and general maintenance for the homeowner. Also included in the vacations rental business’ costs are amounts owed to the homeowner for their percentage of revenue.

Golf Courses – Our golf courses generate revenues from memberships, daily play, merchandise sales and food and beverage and incur costs from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees.

Marinas – Our marinas generate revenues from boat slip rentals and fuel sales, and incur costs from cost of services provided, maintenance of the marina facilities and personnel costs.

Leasing Operations – Our leasing operations generate revenues from leasing retail and commercial property and incur costs primarily from maintenance of the properties and personnel costs.

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

A significant portion of the revenue from our forestry segment is generated pursuant to our supply agreement entered into in November 2010 with RockTenn (“RockTenn Supply Agreement”), under which we sell delivered wood (trees that we cut and deliver). Under the terms of the RockTenn Supply Agreement, the price for timber is based upon the average of the market price for stumpage and the market price for delivered wood, each as set forth in an established index. In addition, pursuant to the RockTenn Supply Agreement, Smurfit-Stone Container Corporation and RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year from the date of closure. Nevertheless, if the RockTenn mill in Panama City, Florida, were to permanently cease operations, the price for pulpwood may decline, and the cost of delivering logs to alternative customers would increase.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and our accounting estimates are subject to change.

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in these policies during the first three months of 2012, however there is no assurance that these policies will not change in the future.

Recently Issued and Adopted Accounting Standards

See Note 1 to our unaudited condensed consolidated financial statements included in this report for recently issued and adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality

Our residential real estate business and our resorts, leisure and leasing operation’s businesses are affected by seasonal fluctuations. Revenues from our resorts, leisure and leasing operation’s businesses are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Our residential real estate business revenues are typically higher in the second and third quarters than the first and fourth quarters due to customer traffic and sales.

Results of Operations

Consolidated Results

Revenues and expenses. The following table sets forth a comparison of the results of our operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Revenues:
Real estate sales	$8.1	$14.1
Resort, leisure and leasing revenues	9.0	6.9
Timber sales	9.7	9.5

Total	$26.8	$30.5

Expenses:
Cost of real estate sales	$5.1	$7.7
Cost of resort, leisure and leasing revenues	8.3	7.5
Cost of timber sales	6.0	6.3
Other operating expenses	2.9	3.8
Corporate expenses	4.4	4.5
Depreciation, depletion and amortization	2.3	2.3

Total	29.0	32.1
Operating Loss	(2.2)	(1.6)

Other (expense) income	(0.3)	1.4

Loss before equity in loss from unconsolidated affiliates and income taxes	(2.5)	(0.2)
Equity in loss from unconsoldiated affiliates	—	—
Income tax expense	—	0.7

Net loss	$(2.5)	$(0.9)

Real Estate Revenues. Real estate sales decreased $6.0 million or 43% in the three months ended March 31, 2013 as compared to the same period in 2012 primary due to the following:

•

There were no significant rural land sales during the three months ended March 31, 2013 due to our strategy to only sell rural land opportunistically as compared to one rural land sale for $4.3 million during the three months ended March 31, 2012.

•

There were no significant commercial real estate sales during the three months ended March 31, 2013 as compared to two commercial real estate sales for a total of $6.0 million, which included one sale for $5.4 million, during the three months ended March 31, 2012; offset by

•	Higher volumes of homesite sales resulting in an increase in residential real estate revenue of approximately $4.0 million or 111%.

Cost of Real Estate Sales. For the three month period ended March 31, 2013, the $2.6 million or 34% decrease in cost of real estate sales over the same period in 2012 was driven by the overall decrease in commercial and rural land sales with a corresponding decrease in cost of sales of $5.1 million for commercial and rural land sales. This decrease is offset by an increase of $2.4 million or 100% in our residential real estate due to the increase in residential real estate sales.

Resorts, Leisure and Leasing Revenues. Resorts, leisure and leasing revenues increased $2.1 million or 30% during the three months ended March 31, 2013 and compared to the same period in 2012 due to several factors:

•	higher average room rates and increased food and beverage sales at the WaterColor Inn,

•	an increase in the number of homes in our vacation rental program, and

•	an earlier spring break season, which accelerated revenue into the first quarter of 2013 from the second quarter of 2013.

Timber Revenues and Costs of Sales. For the three month period ended March 31, 2013, revenues increased by approximately $0.2 million or 2.1% as compared to the same period in 2012 as a result of increased prices of pine pulpwood and sales under the RockTenn Supply Agreement. Timber costs decreased during the three months ended March 31, 2013 as compared to the same period in 2012 due to a decrease in volume of tons harvested combined with lower costs.

Other Operating and Corporate Expenses. Other operating and corporate expenses decreased by $1.0 million or 12% during the three months ended March 31, 2013 as compared to the same period in 2012. The $1.0 million decrease was driven primarily by decrease in employee costs, including stock based compensation of $0.5 million.

Income Tax Expense. We had no income tax expense during the three months ended March 31, 2013 as compared to income tax expense of $0.7 million during the three months ended March 31, 2012. Our income tax expense can vary due to timing of temporary differences and may not correlate with our book loss.

Segment Results

Residential Real Estate

We believe our residential sales are showing signs of recovery in many of our Northwest Florida projects. However, with the U.S. and Florida economies still battling the adverse effects of home foreclosures, restrictive credit, significant inventories of unsold homes and weak economic conditions, the timing of a sustainable recovery at all our residential projects remains uncertain.

The table below sets forth the results of operations of our residential real estate segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Revenues:
Real estate sales	$7.6	$3.6
Other	0.2	0.1

Total revenues	$7.8	$3.7

Expenses:
Cost of real estate sales	$4.8	$2.4
Other operating expenses	2.0	2.4
Depreciation and amortization	0.2	0.4

Total expenses	7.0	5.2
Operating income (loss)	0.8	(1.5)

Other expense	(0.5)	(0.7)

Income (loss)	$0.3	$(2.2)

The following table sets forth the components of our real estate sales and cost of real estate sales related to homesites:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Sales	$7.6	$3.6
Cost of sales:
Direct costs	4.3	2.0
Indirect costs	0.4	0.3
Selling costs	0.1	0.1

Total cost of sales	4.8	2.4

Gross profit	$2.8	$1.2
Gross profit margin	36.8%	33.3%
Total units sold	80	31
Units sold with deferred profit	19	—

The following table sets forth homesite sales activity by geographic region and property type:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Closed Units	Revenues	Cost of Sales	Gross Profit	Closed Units	Revenues	Cost of Sales	Gross Profit
	(Dollars in millions)
Northwest Florida:
Resort homesites	41	$5.7	$3.4	$2.3	13	$2.7	$1.7	$1.0
Primary homesites	25	1.4	1.0	0.4	15	0.8	0.6	0.2
Northeast Florida:
Primary homesites	14	0.5	0.4	0.1	3	0.1	0.1	—

Total	80	$7.6	$4.8	$2.8	31	$3.6	$2.4	$1.2

Real estate sales in our residential segment increased $4.0 million or 111% to $7.6 million during the three months ended March 31, 2013 as compared to the same period in 2012. The primary drivers of the increase in real estate sales are as follows:

•

Increase in volumes of homesites sold in our WaterColor, WaterSound Beach and WaterSound West Beach Northwest Florida resort communities. This increase in volume includes a sale of 19 lots in our WaterSound West Beach resort community for approximately $3.0 million, which we recorded deferred profit of $1.2 million. We will recognize the $1.2 million of deferred profit when we receive the principal payments on the $2.4 million mortgage note that we financed.

•	Increase in volumes of homesites sold in our Breakfast Point community and increased homesite prices in our SouthWood community, both of which are located in Northwest Florida.

•	Increase in volumes of homesites sold in our RiverTown community in Northeast Florida.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $2.0 million for the three months ended March 31, 2013 as compared to $2.4 million for three months ended March 31, 2012. The decrease of $0.4 million in operating expenses was primarily due to reductions in employee costs.

Commercial Real Estate

The table below sets forth the results of operations of our commercial real estate segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Revenues:
Commerical real estate sales	$0.2	$6.0
Expenses:
Cost of commercial real estate sales	0.2	3.3
Other operating expenses	0.6	0.8
Depreciation	—	0.1

Total expenses	0.8	4.2

Operating loss (income)	(0.6)	1.8
Other expense	(0.1)	—

Net (loss) income	$(0.7)	$1.8

During the three months ended March 31, 2013, there were no significant transactions of commercial real estate as compared to two commercial land sales for a total of $6.0 million during the three months ended March 31, 2012, which included one sale for $5.4 million.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses, and these expenses declined $0.2 million during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to reduced employee costs.

Rural Land

During the three months ended March 31, 2013, there were no significant transactions in our rural land segment as compared to one rural land sale for $4.3 million during the three months ended March 31, 2012. Revenues can vary drastically in our rural land segment based on our strategy to only sell rural land opportunistically.

Resorts, Leisure and Leasing Operations

The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Revenues:
Resort and vacation rentals	$5.6	$4.2
Golf courses	2.0	1.7
Marinas	0.4	0.4
Leasing operations	1.0	0.6

Total resort, leisure and leasing	$9.0	$6.9
Expenses:
Cost of resort and vacation rentals	$5.6	$4.8
Cost of golf courses	1.9	1.8
Cost of marina revenues	0.3	0.3
Cost of leasing operations	0.5	0.6
Other operating expenses	0.1	—
Depreciation	1.6	1.2

Total	10.0	8.7

Operating loss	(1.0)	(1.8)

Other income	—	0.3

Net loss	$(1.0)	$(1.5)

Revenues from resort and vacation rentals increased $1.4 million or 33% in 2013 as compared to the same period in 2012 due to several factors:

•	higher average room rates and increased food and beverage sales at the WaterColor Inn,

•	an increase in the number of homes in our vacation rental program, and

•	an earlier spring break season, which accelerated revenue into the first quarter of 2013 from the second quarter of 2013.

Revenues from our golf courses increased due to an earlier spring break season, which accelerated revenue into the first quarter of 2013 from the second quarter of 2013.

Revenues from our leasing operations increased $0.4 million due to rent commencing from build-to-suit leases.

Forestry

The table below sets forth the results of operations of our forestry segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Revenues:
Timber sales	$9.7	$9.5
Expenses:
Cost of timber sales	6.0	6.3
Other operating expenses	0.2	0.4
Depreciation and depletion	0.5	0.5

Total expenses	6.7	7.2
Other income	0.5	0.5

Net income	$3.5	$2.8

The relative contribution to our timber sales by major item for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Percent of total tons sold:
Pine pulpwood	69%	69%
Pine sawtimber	26%	24%
Pine grade logs	5%	6%
Other	0%	1%

Total	100%	100%

Timber sales increased $0.2 million or 2.1% during the three months ended March 31, 2013 as compared to the same period in the prior year. Timber sales include sales of wood fiber to RockTenn, pursuant to the RockTenn Supply Agreement, and sales in the open market. RockTenn has a Panama City, Florida mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. Sales under this agreement were $3.7 million (137,000 tons) in the three months ended March 31, 2013 and $3.5 million (138,000 tons) during the three months ended March 31, 2012, yielding a per ton price of $27 and $25, respectively.

Open market sales during the three months ended March 31, 2013 totaled $6.0 million (189,000 tons) as compared to $6.0 million (213,000 tons) in the three months ended March 31, 2012, yielding a per ton price of $31 and $28, respectively. The gross margin increased during the three months ended March 31, 2013 to 38.1% as compared to 33.7% in the same period in 2012. This increase was due to increased prices, lower volumes and lower costs during the three months ended March 31, 2013 as compared to the same period in 2012.

Other income, which consists primarily of income from hunting leases, was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $168.7 million, compared to $166.0 million as of December 31, 2012.

In April 2013, we engaged Fairholme Capital Management, L.L.C. (“Fairholme”), to serve as our investment advisor for our cash and cash equivalents. Fairholme will receive no compensation for their services as the Company’s investment advisor. Fairholme owns approximately 27.7% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme and the Chairman of our Board of Directors. In April 2013, we transferred $100.0 million of cash into an investment account managed by Fairholme, which will be invested in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. The investment guidelines require that the investment account as of the trade date has a maximum of 50% of fixed income securities, which may be investment grade or non-investment grade, and 10% of any one issuer, excluding the U.S. Government, and the remaining is be held in investment grade cash and cash equivalents, which are required to be a minimum of 50% of the investment account.

In November 2012, the Board of Directors approved the termination of our pension plan. We anticipate receiving between $15 million to $19 million in cash in 2014 or early 2015 upon the termination of our pension plan, which is overfunded. Regulatory approval for the termination of the pension plan is required before the cash will be released to us. In addition, we currently expect to recognize future estimated losses of approximately $22 million to $26 million as a result of terminating our pension plan.

We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our anticipated working capital needs and capital expenditures.

We expect to incur approximately $25.8 million in future capital expenditures during 2013 for the development of our residential real estate projects. Expected capital expenditures exclude additional cash contributions of $8.5 million that we will make for the Pier Park North joint venture and capital expenditures in the Pier Park North joint venture.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying either as the property is sold by us or when assessed to us by the CDD. We have recorded debt of $9.0 million related to CDD debt as of March 31, 2013. Total outstanding CDD assessments were $34.6 million at March 31, 2013, which is comprised of $19.3 million at SouthWood, $11.7 million at RiverTown, and $3.5 million at the existing Pier Park mall.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$2.3	$3.6
Net cash (used in) investing activities	(0.3)	(0.2)
Net cash provided by (used in) financing activities	0.7	(0.1)

Net increase in cash and cash equivalents	2.7	3.3
Cash and cash equivalents at beginning of the period	166.0	162.4

Cash and cash equivalents at end of the period	$168.7	$165.7

Cash Flows from Operating Activities

Net cash provided by operations was $2.3 million for three months ended March 31, 2013 as compared to $3.6 million for the same period in 2012. Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land segment, our timberland operations and land developed by the commercial real estate segment.

During the three months ended March 31, 2013, capital expenditures were $3.4 million relating to our residential real estate segment, $0.5 million for our commercial real estate segment, $0.9 million for our forestry segment and $0.2 million related to our resorts, leisure and leasing segment. In addition during the three months ended March 31, 2013, capital expenditures for the Pier Park North joint venture were approximately $1.5 million.

Cash Flows used in Investing Activities

Net cash provided by investing activities was nominal in the first three months of 2013 and 2012. Net cash used in investing activities includes capital expenditures for plant and equipment, offset by cash proceeds from our retained interest investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2013, for the noncontrolling partner’s cash contributions to the Pier Park North joint venture.

Off-Balance Sheet Arrangements

There were no material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2012, during the first three months of 2013.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectation that we will reduce future planned capital expenditures and reposition certain assets, and our expectation regarding the sale of such assets;

•	our expectation regarding capital expenditures during 2013;

•	our expectation regarding the capital expenditures that we will make in each of our segments, and the timing of our cash contributions to the Pier Park North Project;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to successfully dispose of our repositioned assets and other properties at contemplated margins and within anticipated timeframes;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	our ability to capitalize on our cost reduction initiatives implemented in 2011, and the impact of our restructuring initiatives on our operations;

•	increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land;

•	natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage;

•	the adverse impact of the Deepwater Horizon oil spill to the future growth of Northwest Florida and other coastal states;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	the expense, management distraction and possible liability associated with pending securities class action litigation, shareholder derivative litigation and/or the SEC investigation;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	significant tax payments arising from any acceleration of deferred taxes; and

•	our ability to successfully estimate the impact of certain accounting and tax matters.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2012, during the first three months of 2013.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in the legal proceedings disclosed in the Form 10-Q for the quarter ended March 31, 2013.

Item 5.	Other Matters

Item 1.01	Entry into a Material Definitive Agreement.

Investment Management Agreement

On April 8, 2013, we entered into an Investment Management Agreement (the “Agreement”) with Fairholme Capital Management, L.L.C. (“Fairholme”), pursuant to which we engaged Fairholme to serve as our investment advisor for our cash and cash equivalents to be held in an investment account. The Agreement is terminable upon 60 days’ notice by either party. Fairholme will not receive any compensation for its services under the Agreement. Pursuant to the terms of the Agreement, Fairholme agreed to supervise and direct the investments of the investment account established by us in accordance with the investment guidelines and restrictions described in the Agreement. The investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account will be held in cash or investment grade cash equivalents, (ii) no more than 50% of the investment account will be held in fixed income securities, which may be investment grade or non-investment grade, and (iii) no more than 10% of the investment account will be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in equity securities.

Fairholme owns approximately 27.7% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme and the Chairman of the Company’s Board of Directors.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Item 5.02(e)

As previously described in our Form 8-K filed on April 25, 2013, on April 24, 2013, Louis Dubin resigned from his position as Executive Vice President of The St. Joe Company effective that day. In connection with his resignation, the Company entered into a Separation Agreement, Release and Waiver with Mr. Dubin pursuant to which the Company agreed to pay (1) $275,000 in a lump sum payment and (2) Mr. Dubin’s portion of any payments required under Consolidated Omnibus Budget Reconciliation Act (COBRA) Public Law No. 99-972 through October 31, 2013. In exchange Mr. Dubin agreed to certain confidentiality and non-disparagement provisions and executed a full release. In addition, the Company will permit Mr. Dubin to continue his membership in our beach and golf clubs through December 31, 2013.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description

*10.49	Investment Management Agreement, dated April 8, 2013, between Fairholme Capital Management, L.C.C. and The St. Joe Company.

*10.50	Notice of Termination and Memorandum of Understanding, dated March 25, 2013, between The St. Joe Company and Thomas Hoyer.

*10.51	Notice of Separation Agreement, Release and Waiver, dated April 24, 2013, between The St. Joe Company and Louis M. Dublin.

*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Thomas Hoyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date: May 8, 2013	/s/ Park Brady
Park Brady
Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2013	/s/ Thomas J. Hoyer
Thomas J. Hoyer
Chief Financial Officer (Principal Financial Officer)