Form 10-Q
period 2013-06-30
ST JOE CO
filed 2013-08-08
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 2, 2013, there were 92,314,092 shares of common stock, no par value, issued of which 92,293,823 were outstanding, and 20,269 are shares of treasury stock.

THE ST. JOE COMPANY

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate, net	$379,755	$370,647
Cash and cash equivalents	54,183	165,980
Investments	114,519	—
Notes receivable, net	4,771	3,975
Pledged treasury securities	26,541	26,818
Prepaid pension asset	35,548	33,356
Property and equipment, net of accumulated depreciation of $37.6 million	11,884	12,149
Deferred tax asset	11,953	11,957
Other assets	23,370	20,639
Total assets	$662,524	$645,521
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$38,206	$36,062
Accounts payable	17,469	14,773
Accrued liabilities and deferred credits	50,623	42,352
Total liabilities	106,298	93,187
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,314,092 and 92,302,299 issued at June 30, 2013 and December 31, 2012, respectively; 92,293,823 and 92,285,408 outstanding at June 30, 2013 and December 31, 2012, respectively	892,037	891,798
Accumulated deficit	(330,628)	(330,861)
Accumulated other comprehensive loss	(6,938)	(8,652)
Treasury stock at cost, 20,269 and 16,891 shares held at June 30, 2013 and December 31, 2012, respectively	(285)	(260)
Total stockholders’ equity	554,186	552,025
Non-controlling interest	2,040	309
Total equity	556,226	552,334
Total liabilities and equity	$662,524	$645,521
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
The following presents the portion of the condensed consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture and Artisan Park, L.L.C. See Note 5, Variable Interest Entities. The following assets may only be used to settle obligations of the consolidated variable interest entities and these liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company.

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate	$9,472	$—
Cash and cash equivalents	2,139	2,107
Other assets	369	166
	$11,980	$2,273
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$4,657	$1,073
Total liabilities	$4,657	$1,073
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Real estate sales	$6,980	$5,078	$15,036	$19,132
Resorts, leisure and leasing revenues	17,053	15,548	26,075	22,515
Timber sales	9,755	9,731	19,450	19,226
Total revenues	33,788	30,357	60,561	60,873
Expenses:
Cost of real estate sales	3,702	2,910	8,742	10,642
Cost of resorts, leisure and leasing revenues	12,660	12,009	20,945	19,502
Cost of timber sales	5,805	6,184	11,840	12,520
Other operating expenses	3,213	4,253	6,138	7,994
Corporate expense	4,490	4,911	8,878	9,398
Depreciation, depletion and amortization	2,335	2,457	4,660	4,785
Total expenses	32,205	32,724	61,203	64,841
Operating income (loss)	1,583	(2,367)	(642)	(3,968)
Other income:
Investment income, net	306	332	413	808
Interest expense	(269)	(657)	(868)	(1,488)
Other, net	1,093	2,852	1,345	4,588
Total other income	1,130	2,527	890	3,908
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	2,713	160	248	(60)
Equity in loss from unconsolidated affiliates	(15)	(9)	(27)	(20)
Income tax expense (benefit)	—	(22)	—	625
Net income (loss)	$2,698	$173	$221	$(705)
Net loss attributable to non-controlling interest	6	3	12	9
Net income (loss) attributable to the Company	$2,704	$176	$233	$(696)

INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,284,532	92,293,017	92,284,624	92,279,035
Net income (loss) per share attributable to the Company	$0.03	$—	$—	$(0.01)
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss):	$2,698	$173	$221	$(705)
Other comprehensive income (loss), net of tax:
Net unrealized losses on available-for-sale investments	(891)	—	(891)	—
Defined benefit pension items:
Net gain arising during the period	2,013	—	2,013	—
Settlement cost included in net periodic cost	394	—	394	—
Amortization of loss included in net periodic cost	101	—	198	—
Amortization of prior service cost included in net periodic cost	—	(220)	—	218
Total other comprehensive income (loss), net of tax	1,617	(220)	1,714	218
Total comprehensive income (loss)	$4,315	$(47)	$1,935	$(487)
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2012	92,285,408	$891,798	$(330,861)	$(8,652)	$(260)	$309	$552,334
Net income (loss)	—	—	233	—	—	(12)	221
Other comprehensive income	—	—	—	1,714	—	—	1,714
Capital contributions from non-controlling interest	—	—	—	—	—	1,743	1,743
Issuance of common stock for director fees	11,898	244	—	—	—	—	244
Amortization of stock based compensation	—	3	—	—	—	—	3
Reduction in excise tax benefits on stock options	—	(8)	—	—	—	—	(8)
Treasury shares received in lieu of taxes to be remitted on vesting of restricted stock awards	(3,483)	—	—	—	(25)	—	(25)
Balance at June 30, 2013	92,293,823	$892,037	$(330,628)	$(6,938)	$(285)	$2,040	$556,226
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$221	$(705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,660	4,785
Stock based compensation	247	1,002
Loss on disposal of plant and equipment	—	272
Equity in loss from unconsolidated affiliates	27	20
Pension charges	410	771
Cost of operating properties sold	7,948	9,835
Expenditures for operating properties	(11,207)	(13,764)
Other	(329)	122
Changes in operating assets and liabilities:
Notes receivable, net	(1,126)	456
Other assets	(2,468)	(860)
Accounts payable and accrued liabilities	10,627	5,847
Net cash provided by operating activities	9,010	7,781
Cash flows from investing activities:
Purchases of investments	(115,410)	—
Expenditures for Pier Park North joint venture	(4,933)	—
Purchases of property and equipment	(1,889)	(193)
Net cash used in investing activities	(122,232)	(193)
Cash flows from financing activities:
Contribution to Pier Park North joint venture from non-controlling interest	1,743	—
Repayments of long term debt	(285)	(431)
(Reduction in) excess excise tax benefits on stock options	(8)	503
Taxes paid on behalf of employees related to stock based compensation	(25)	(152)
Net cash provided by (used in) financing activities	1,425	(80)
Net (decrease) increase in cash and cash equivalents	(111,797)	7,508
Cash and cash equivalents at beginning of the period	165,980	162,391
Cash and cash equivalents at end of the period	$54,183	$169,899
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,467	$2,261
Income taxes	$3	$153
Non-cash financing and investment activities:
Net increase (decrease) in Community Development District Debt	$2,706	$(298)
Decrease in pledged treasury securities related to defeased debt	$(277)	$(1,025)
Expenditures of operating properties and property and equipment financed	$463	$1,190
Settlement of note receivable	$312	$—
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
The St. Joe Company (the “Company”) is a Florida-based real estate developer and manager. The Company owns approximately 567,000 acres of land concentrated primarily in Northwest Florida and has significant residential and commercial land-use entitlements in hand or in process. The majority of land not under development or part of the Company's various residential, commercial, resort, leisure and leasing operations is designated for forestry operations (of which the Company currently has the ability to consistently harvest approximately 315,000 acres).
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
The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company adheres to the same accounting policies in preparation of its interim condensed consolidated financial statements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
Recently Issued and Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The ASU requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The ASU became effective for the Company on January 1, 2013. The Company adopted the ASU’s disclosure provisions in Note 10, Accumulated Other Comprehensive Loss.
In July 2013, the FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	June 30, 2013	December 31, 2012
Operating property:
Residential real estate	$2,786	$2,792
Resorts, leisure and leasing operations	153,162	152,906
Forestry	55,757	54,984
Rural land	139	139
Other	45	179
Total operating property	211,889	211,000
Development property:
Residential real estate	135,991	133,835
Commercial real estate	57,977	59,851
Resorts, leisure and leasing operations	10,781	351
Rural land	5,767	5,768
Corporate	2,275	2,268
Total development property	212,791	202,073
Investment property:
Commercial real estate	700	700
Resorts, leisure and leasing operations	255	255
Forestry	953	953
Other	3,208	3,216
Total investment property	5,116	5,124
Investment in unconsolidated affiliates(1)	2,195	2,222
Total real estate investments	431,991	420,419
Less: Accumulated depreciation	52,236	49,772
Investment in real estate, net	$379,755	$370,647

(1) Recorded in the Company’s resorts, leisure and leasing operations' segment.

Operating property includes property that the Company uses for daily operations and activities. The resorts, leisure and leasing operating property includes the WaterColor Inn, golf courses and marinas. Also included in resorts, leisure and leasing operating property is property developed by the Company and used for residential and commercial rental purposes. This property may be sold in the future as part of the Company's principal real estate business. Forestry operating property includes the Company’s timberlands.
Development property consists of land on which we have incurred development costs. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses within large and small scale commerce parks, including land holdings near the Northwest Florida Beaches International Airport and includes costs directly associated with the land and development costs, which also include common development costs such as roads and sewers. Rural land includes land with minimal development costs. Resorts, leisure and leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North.

The capitalization period relating to direct and indirect development project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable. During the three and six months ended June 30, 2013 and 2012, the Company has capitalized less than $0.1 million of indirect development costs.
Investment property includes the Company’s land held for future use that has not been allocated to a specific project.

Investment in unconsolidated affiliates reflects the Company’s investment in the East San Marco joint venture. See Note 5, Variable Interest Entities.

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long lived assets include the Company’s investments in operating, development and investment property. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a current period operating or cash flow loss for an operating property; and,

•	an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term.
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three and six months ended June 30, 2013 and 2012.

3. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices. Unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.
At June 30, 2013 investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. treasury securities	$84,964	$18	$—	$84,982
Corporate debt securities	30,446	—	909	29,537
	$115,410	$18	$909	$114,519

In April 2013, the Company engaged Fairholme Capital Management, L.L.C. (“Fairholme”), to serve as an investment adviser to the Company. Fairholme owns approximately 27.1% of the Company's common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme and the Chairman of the Company's Board of Directors. Fairholme will receive no compensation for their services as the Company's investment advisor.

Pursuant to the terms of the Investment Management Agreement (the “Agreement”) with Fairholme, Fairholme agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company's Board of Directors, which were set forth in the Agreement. The investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account will be held in cash, investment grade cash equivalents or U.S. treasury securities, (ii) no more than 50% of the investment account will be held in corporate debt securities, which may be investment grade or non-investment grade, and (iii) no more than 10% of the investment account will be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in equity securities. As of June 30, 2013, the investment account included $34.3 million of money market funds, $85.0 million of U.S. treasury securities and $29.5 million of corporate debt securities, which were non-investment grade. Money market funds are recorded in Cash and cash equivalents and U.S. treasury securities and corporate debt securities are recorded in Investments on the Company's Condensed Consolidated Balance Sheets.
At June 30, 2013, there were no U.S. treasury securities with net unrealized losses. At June 30, 2013, corporate debt securities with a fair value of $29.5 million had $0.9 million of unrealized losses, which were included in accumulated other comprehensive income (loss) for the six months ended June 30, 2013.
The Company evaluates investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until temporary losses are recovered or maturity, investee's industry and amount of the unrealized loss. Based on these factors, at June 30, 2013, the unrealized losses were not deemed as an other-than-temporary impairment.

At June 30, 2013, the contractual maturities of investments classified as available-for-sale were as follows:

	Cost	Fair Value
Due in one year or less	$84,964	$84,982
Due after one year through five years	16,728	16,343
Due after five years through ten years	13,718	13,194
	$115,410	$114,519
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

4. Financial Instruments and Fair Value Measurements
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

The financial instruments measured at fair value on a recurring basis at June 30, 2013 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$34,311	$—	$—	$34,311
Debt Securities:
U.S. Treasury securities	84,982	—	—	84,982
Corporate debt securities	—	29,537	—	29,537
	$119,293	$29,537	$—	$148,830
Money market funds and U.S. Treasury securities are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy.

Corporate debt securities are measured primarily using pricing data from external pricing services that use prices observed for recently executed market transactions. Corporate debt securities are categorized as level 2 financial instruments since their fair values were determined from quoted prices in an inactive market or for similar instruments in an active market.
The Company did not have any financial instruments measured at fair value on a recurring basis at December 31, 2012.
Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•
The fair values of cash and cash equivalents, notes receivable, accounts payable and accrued expenses, approximate their carrying values at June 30, 2013 and December 31, 2012, due to the short-term nature of these assets and liabilities. The Company’s debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 1.

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

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	June 30, 2013			December 31, 2012
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$26,541	$29,623	1	$26,818	$30,432	1
Retained interest investment	$9,543	$12,673	3	$9,481	$12,392	3
Pledged Treasury Securities
In connection with a sale of the Company's office portfolio in 2007, the Company completed an in-substance defeasance of approximately $29.3 million of mortgage debt that was collateralized by one of the commercial buildings. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The interest yield on the pledged securities and the interest expense on the debt are closely related. The transaction did not qualify as an extinguishment of debt, since the Company is responsible if there would be a shortfall in the funds deposited into the trust, which are invested in government backed securities. The trust is not in the Company’s control and the trustee cannot sell the securities prior to maturity.

As such, the government backed securities and the related debt (see Note 8, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
Retained Interest Investments
During 2008 and 2007, the Company sold 132,055 acres of timberland in exchange for fifteen year installment notes receivable in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit. The Company contributed the installment notes to bankruptcy remote qualified special purpose entities (the “Entities”).
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
As of June 30, 2013 and December 31, 2012, the Company had a retained interest investment balance of $9.5 million recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the Entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 12.3%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and six months ended June 30, 2013 and 2012.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its condensed consolidated balance sheets in connection with the installment sale monetization transactions.

5. Variable Interest Entities
The Company enters into real estate joint ventures for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of variable interest entities (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis.

Consolidated VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner will contribute total cash of approximately $15.0 million to the joint venture, of which the Company will contribute approximately $9.9 million, or 66%, of the cash contributions. As of June 30, 2013, the Company has contributed approximately $3.4 million of this cash commitment. Additionally, the Company has contributed land with an agreed upon value of $6.0 million to the joint venture as of June 30, 2013. The Company’s partner contributed cash of $1.7 million to the joint venture as of June 30, 2013. During the second quarter of 2013, the Company received a cash distribution of $2.3 million as the result of a sale of property of the joint venture.
In February 2013, the joint venture entered into a construction loan agreement for $40.5 million that matures in February 2016 at which time there is an option for a two year extension. The construction loan requires capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed. As of June 30, 2013, no amounts were outstanding on the construction loan. The construction loan requires the Company to provide the following: (i) completion guarantee until substantial completion; (ii) principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud. In addition, the construction loan includes covenants that the Company maintain minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents of $25 million and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.
As of June 30, 2013, the Company's capital account represents over 80% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34% to the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses of and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company.
In addition, the Company is the primary beneficiary of another real estate joint venture, Artisan Park, L.L.C, that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profits or losses of this VIE and is responsible for the day-to-day activities of the joint venture. The Company has determined that the Company is the primary beneficiary as it has both the power to direct the activities that most significantly affect the joint venture’s economic performance and the obligation to absorb losses of and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company. If it is determined by the joint venture’s executive committee that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest.
As of June 30, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that are consolidated were $12.0 million and $4.7 million, respectively. The VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, the VIEs, and not the Company.

Unconsolidated VIEs
The Company is a partner in the following three real estate joint ventures that are accounted for using the equity method: East San Marco L.L.C., Rivercrest L.L.C., and ALP Liquidating Trust. These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects, of which only East San Marco L.L.C. still has real estate investments remaining in the joint venture. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in these unconsolidated VIEs is generally limited to its investment in the joint venture and the Company and the other partner do not have an obligation to make capital contributions without a mutual agreement. The Company’s investments in unconsolidated joint ventures are recorded in real estate investments and were $2.2 million at June 30, 2013 and December 31, 2012.
Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	June 30, 2013	December 31, 2012
BALANCE SHEETS:
Investment in real estate	$12,397	$12,381
Cash and cash equivalents	17,798	18,523
Other assets	143	130
Total assets	$30,338	$31,034

Accounts payable and other liabilities	$982	$761
Equity(1)	29,356	30,273
Total liabilities and equity	$30,338	$31,034

(1) The majority of the equity in unconsolidated investments relates to ALP Liquidating Trust (the "Trust"). In 2008, the Company wrote-off its investment in the Trust as a result of the Trust reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, the Trust changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the Trust’s change in accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
STATEMENTS OF OPERATIONS:
Total expenses	$451	$226	$783	$474
Net loss	$451	$226	$783	$474

6. Notes Receivable, net
Notes receivable, net consists of the following:

	June 30, 2013	December 31, 2012
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	$2,759	$2,758
Interest bearing builder note — 4.0% at June 30, 2013, due February 2015, net of deferred profit of $1.2 million	1,184	—
Various mortgage notes, secured by certain real estate bearing interest at various rates	828	1,217
Total notes receivable, net	$4,771	$3,975
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified.

7. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	June 30, 2013	December 31, 2012
Accrued compensation	$2,442	$3,529
Deferred revenue	30,286	27,962
Environmental and insurance liabilities	1,541	1,621
Other accrued liabilities	16,354	9,240
Total accrued liabilities and deferred credits	$50,623	$42,352
Deferred revenue at June 30, 2013 and December 31, 2012 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of June 30, 2013, 1,595 acres remained to be transferred.

8. Debt
Debt consists of the following:

	June 30, 2013	December 31, 2012
In-substance defeased debt, interest payable monthly at 5.62% at June 30, 2013 and December 31, 2012, secured and paid by pledged treasury securities, due October 1, 2015	$26,541	$26,818
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.70% to 7.15% at June 30, 2013 and December 31, 2012	11,665	9,244
Total debt	$38,206	$36,062

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying when the property is sold by the Company or when assessed to the Company by the CDD. The Company has recorded a CDD assessment of $11.7 million and $9.2 million related to CDD assessments as of June 30, 2013 and December 31, 2012, respectively. Total outstanding CDD assessments were $33.9 million and $34.8 million at June 30, 2013 and December 31, 2012, respectively.
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.

9. Employee Benefit Plan
The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Company’s Pension Plan. In March 2013, the Pension Plan was frozen until the final regulatory approvals are received and the Pension Plan’s assets will be distributed, used to pay excise taxes and the remaining assets will revert back to the Company. Upon settlement, the Company expects to recognize further estimated losses that will significantly affect the Company’s Condensed Consolidated Statement of Operations once the final regulatory approvals are received and the Pension Plan assets are distributed, which we expect to occur in 2014 or 2015. However, we can not provide any assurance as to the timing of these matters.
A summary of the components of net periodic pension cost is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost (benefit)	$(34)	$(615)	$224	$425
Interest cost (benefit)	142	(491)	312	390
Expected return on assets	(272)	1,382	(718)	(1,225)
Amortization of prior service costs (benefit)	—	(220)	—	218
Amortization of loss	101	—	198	—
Settlement charges	394	963	394	963
Net periodic pension cost	$331	$1,019	$410	$771
During the six months ended June 30, 2013 and 2012, settlements of future obligations occurred that required the Pension Plan assets and projected benefit obligation to be remeasured. The Company recorded a net gain of $2.0 million from the remeasurement, which was was recorded in other comprehensive income during the three and six months ended June 30, 2013.

The following table includes the assumptions used to develop net periodic pension cost and benefit obligations:

	June 30, 2013	December 31, 2012	June 30 2012	December 31, 2011
Discount rate	4.03%	3.27%	3.35%	4.19%
Expected long term rate on plan assets	0.00%	4.75%	4.75%	5.00%
Rate of compensation increase	—%	—%	3.75%	3.75%
During the six months ended June 30, 2013, the Pension Plan transferred the majority of its investments held in plan assets to cash and cash equivalents and the expected long term rate on plan assets was reduced accordingly.

10. Accumulated Other Comprehensive Loss
Following is a summary of the changes in Accumulated other comprehensive loss during the three and six months ended June 30, 2013:

	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at March 31, 2013	$(8,555)	$—	$(8,555)
Other comprehensive income before reclassifications	2,013	(891)	1,122
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss included in net periodic cost	101	—	101
Settlement cost included in net periodic cost	394	—	394
Net current period other comprehensive income (loss)	2,508	(891)	1,617
Accumulated other comprehensive loss at June 30, 2013	$(6,047)	$(891)	$(6,938)

Accumulated other comprehensive loss at December 31, 2012	$(8,652)	$—	$(8,652)
Other comprehensive income before reclassifications	2,013	(891)	1,122
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss included in net periodic cost	198	—	198
Settlement cost included in net periodic cost	394	—	394
Net current period other comprehensive income (loss)	2,605	(891)	1,714
Accumulated other comprehensive loss at June 30, 2013	$(6,047)	$(891)	$(6,938)

11. Income Taxes
At June 30, 2013, the Company had a federal net operating loss carryforward of $86.1 million and a state net operating loss carryforward of $599.4 million. At December 31, 2012, the Company had a federal net operating loss carryforward of $83.5 million and a state net operating loss carryforward of $596.8 million. These net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets, therefore the Company has maintained a valuation allowance. During the six month period ended June 30, 2013, the valuation allowance has decreased by $0.1 million. The valuation allowance was $92.5 million at June 30, 2013 and $92.6 million at December 31, 2012.
The valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss was $2.7 million and $3.3 million at June 30, 2013 and December 31, 2012, respectively.

12. Segment Information
The Company currently conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) rural land, 4) resorts, leisure and leasing operations and 5) forestry. The residential real estate segment generates revenues from the development and sale of homesites. The commercial real estate segment sells undeveloped or developed land. The rural land segment sells parcels of land included in the Company’s holdings of timberlands. The resorts, leisure and leasing operations segment generates service revenue and rental fees associated with the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf club, marina and retail/commercial leasing operations. In addition, this segment occasionally generates revenues from the sale of operating assets. The forestry segment produces and sells woodfiber, sawtimber and other forest products.
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
Information by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Residential real estate	$5,511	$4,245	$13,292	$7,990
Commercial real estate	115	627	341	6,654
Rural land	28	206	13	4,488
Resorts, leisure and leasing operations (1)	18,110	15,548	27,132	22,515
Forestry	9,755	9,731	19,450	19,226
Other	269	—	333	—
Consolidated operating revenues	$33,788	$30,357	$60,561	$60,873

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$(131)	$(2,121)	$164	$(4,325)
Commercial real estate	(725)	(697)	(1,401)	1,130
Rural land	3	44	(17)	2,184
Resorts, leisure and leasing operations	3,568	2,409	2,623	884
Forestry	3,814	3,140	7,339	5,900
Other	(3,816)	(2,615)	(8,460)	(5,833)
Consolidated income (loss) before equity in loss from unconsolidated affiliates and income taxes	$2,713	$160	$248	$(60)
(1) Includes $1.1 million of real estate sales for the three and six months ended June 30, 2013.

	June 30, 2013	December 31, 2012
TOTAL ASSETS:
Residential real estate	$144,528	$141,526
Commercial real estate	63,173	64,961
Rural land	6,164	6,219
Resorts, leisure and leasing operations	134,696	125,596
Forestry	52,154	53,839
Other	261,809	253,380
Total assets	$662,524	$645,521

13. Commitments and Contingencies

The Company establishes an accrued liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company will evaluate the range of reasonably estimated losses and record an accrued liability based on the minimum amount in the range, unless an amount within the range is a better estimate than any other amount. In such cases, there may be an exposure to loss in excess of the amounts accrued. The Company evaluates quarterly whether further developments could affect the amount of the accrued liability previously established or would make a loss contingency both probable and reasonably estimable.

The Company also provides disclosure when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded liability. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Based on current knowledge, the Company does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters an adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.
On November 3, 2010, a securities class action lawsuit was filed against St. Joe and certain of our current and former officers in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-27). On January 12, 2012, the Company's motion to dismiss was granted with prejudice and judgment was entered in favor of St. Joe and the individual defendants. On February 25, 2013, the trial court's dismissal of the lawsuit complaint was affirmed by the United States Court of Appeals for the Eleventh Circuit and judgment was entered in favor of the defendants.  On April 30, 2013, the Eleventh Circuit Court of Appeals denied plaintiff's petition for rehearing or rehearing en banc.  The plaintiff's time to file a petition for writ of certiorari expired on July 29, 2013.
On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints allege breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from substantially similar allegations as those described above in the Meyer case. These two actions have been consolidated and are stayed pending the outcome of the Meyer case.

On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions. On June 4, 2012, the court granted the parties a motion to stay the Shurkin action pending the outcome of the Meyer action. The plaintiff in the Shurkin action filed a Notice of Dismissal, which the court granted, without prejudice, on April 1, 2013.
The Company believes that the final disposition of the Meyer case should result in the dismissal of the remaining derivative lawsuits. To the extent that such cases are not dismissed, the Company continues to believe it has meritorious defenses to the claims and intends to defend the actions vigorously. The Company has not established a liability for the Meyer case nor the derivative cases, because it believes that the probability of loss related to this litigation and an estimate of the amount of loss, if any, are not determinable at this time. In addition, the Company cannot evaluate the likelihood of an unfavorable outcome nor can it predict the amount or range of possible loss from an unfavorable outcome to provide an estimated range of loss.

On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it had issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is currently cooperating with the SEC on historical matters as well as from time to time communicating and providing relevant information regarding the Company’s change in investment strategy and impairments, including most recently in 2013. The Company has not established a liability for this matter, because it believes that the probability of loss related to this litigation and an estimate of the amount of loss, if any, are not determinable at this time. In addition, the Company cannot evaluate the likelihood of an unfavorable outcome nor can it predict the amount or range of possible loss from an unfavorable outcome to provide an estimated range of loss.
The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred or range of loss can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.
The Company’s former paper mill site in Gulf County and certain adjacent properties are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements. The Company is in the process of assessing certain adjacent properties. Management is unable to quantify future rehabilitation costs above present accruals at this time or provide a reasonably estimated range of loss.
Other proceedings and litigation involving environmental matters are pending against the Company. Aggregate environmental-related accruals were $1.5 million and $1.6 million at June 30, 2013 and December 31, 2012, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final judgment could have a material impact on the results of operations or cash flows of the Company.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.
At June 30, 2013 and December 31, 2012, the Company was party to surety bonds related to certain development projects of $9.6 million and $10.3 million and standby letters of credit in the amount of $0.8 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

The Company's supply agreement with RockTenn that requires the Company to deliver and sell a total of 3.9 million tons of pine pulpwood through December 2017. Pricing under the agreement approximates market, using a formula based on published regional prices for pine pulpwood. The agreement is assignable by the Company, in whole or in part, to purchasers of its properties, or any interest therein, and does not contain a lien, encumbrance, or use restriction on any of St. Joe's properties.

The construction loan entered into by the Pier Park North joint venture requires the Company to provide certain guarantees and covenants as described in Note 5, Variable Interest Entities.

14. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in the State of Florida, particularly Northwest Florida in a number of specific development projects. Uncertainty of the duration of the weakened economy could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits.
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

15. Subsequent Event

On July 29, 2013, the Company announced that, in light of certain expressions of interest and timber market conditions, it was exploring potential opportunities to sell timber land, rural land and/or related timber rights that are not strategic to the Company's core real estate development activities. From time to time, the Company has, and will continue to, evaluate opportunistic transactions with respect to such assets. At this point in time, the Company cannot determine whether any of these potential opportunities will result in a signed agreement or a closed transaction.

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

Business Overview
We own land, timber and resort assets located primarily in Northwest Florida and in and around the Jacksonville and Tallahassee regions of North Florida, including significant Gulf of Mexico beach frontage and waterfront properties. We seek higher and better uses for our assets through a range of activities from forestry to strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of such assets when they reach their highest and best use.
We have five operating segments: residential real estate, commercial real estate, rural land, resorts, leisure and leasing operations and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment Operating Revenues
Residential real estate	16.3%	14.0%	21.9%	13.1%
Commercial real estate	0.3%	2.1%	0.6%	10.9%
Rural land	0.1%	0.7%	0.1%	7.4%
Resorts, leisure and leasing operations	53.6%	51.1%	44.8%	37.0%
Forestry	28.9%	32.1%	32.1%	31.6%
Other	0.8%	—%	0.5%	—%
Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

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

Commercial Real Estate
In our commercial real estate segment we plan, develop and entitle our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel and industrial uses. We sell land for commercial and light industrial uses within large and small-scale commerce parks, as well as for multi-family rental projects.
Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, office, hotel and industrial uses and from the sale of undeveloped land or land with limited development, and easements. Our commercial real estate segment incurs costs of revenues from costs directly associated with the land, development costs and selling costs.

Rural Land
Our rural land segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. Our rural land segment prepares land for sale for these uses through harvesting, thinning and other siviculture practices, and in some cases, limited infrastructure development. Our rural land segment generates revenues from the sale of undeveloped land, land with limited development and easements. Our rural land segment incurs costs of revenue from the cost of land, minimal development costs and selling costs.

Resorts, Leisure and Leasing Operations
Our resorts, leisure and leasing operations segment generates revenues from our recurring revenue streams, which primarily include the WaterColor Inn and vacation rentals, golf courses, marinas and leasing operations. In addition, this segment occasionally generates revenues from the sale of operating assets.
WaterColor Inn and Vacation Rentals – Our resorts and leisure operations generate revenues from the WaterColor Inn and Resort, the WaterSound Beach club and our vacation rental business. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes to families vacationing in the area. The vacation rental business incurs expenses from marketing, personnel and general maintenance for the homeowner. Also included in the vacations rental business’ costs are amounts owed to the homeowner for their percentage of rental revenue.
Golf Courses – Our golf courses generate revenues from memberships, daily play, merchandise sales and food and beverage sales and incurs expenses from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees.
Marinas – Our marinas generate revenues from boat slip rentals and fuel sales, and incurs expenses from cost of services provided, maintenance of the marina facilities and personnel costs.
Leasing Operations – Our leasing operations generate revenues from leasing retail and commercial property and incurs expenses primarily from maintenance of the properties and personnel costs.

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

Investments

During the first six months of 2013, we invested $115.4 million of our cash and cash equivalents in U.S. treasury securities and corporate debt securities. We have classified these investments as available-for-sale securities and record the investments at fair value, which is based on quoted market prices. Accordingly, unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.
We evaluate investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until temporary losses are recovered or they mature, investee's industry and amount of the unrealized loss. Based on these factors, the unrealized losses of $0.9 million were not deemed as an other-than-temporary impairment at June 30, 2013.
Other critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no other significant changes in these policies during the first six months of 2013, however there is no assurance that these policies will not change in the future.

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

Results of Operations
Consolidated Results
Revenues and expenses. The following table sets forth a comparison of the results of our operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Real estate sales	$7.0	$5.1	$15.0	$19.1
Resorts, leisure and leasing revenues	17.0	15.6	26.1	22.5
Timber sales	9.8	9.7	19.5	19.2
Total	33.8	30.4	60.6	60.8
Expenses:
Cost of real estate sales	3.7	2.9	8.7	10.6
Cost of resorts, leisure and leasing revenues	12.7	12.0	20.9	19.5
Cost of timber sales	5.8	6.2	11.8	12.5
Other operating expenses	3.2	4.2	6.1	8.0
Corporate expenses	4.5	4.9	9.0	9.4
Depreciation, depletion and amortization	2.3	2.5	4.7	4.8
Total	32.2	32.7	61.2	64.8
Operating income (loss)	1.6	(2.3)	(0.6)	(4.0)
Other income:
Investment income, net	0.3	0.3	0.4	0.8
Interest expense	(0.3)	(0.7)	(0.9)	(1.5)
Other, net	1.1	2.9	1.3	4.6
Total other income	1.1	2.5	0.8	3.9
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	2.7	0.2	0.2	(0.1)
Equity in loss from unconsolidated affiliates	—	—	—	—
Income tax expense	—	—	—	0.6
Net income (loss)	$2.7	$0.2	$0.2	$(0.7)
Real Estate Sales. Real estate sales increased $1.9 million, or 37%, in the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to the following:

•	An increase of $1.2 million from residential real estate sales due to higher volumes of homesites sold in our primary communities and increased prices in our resort communities;

•	A sale of real estate in our consolidated Pier Park North joint venture of $1.1 million during the three months ended June 30, 2013; partially offset by

•	A decrease of $0.7 million from commercial real estate sales and rural land sales.

Real estate sales decreased $4.1 million or, 21%, in the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to the following:

•
There were no significant rural land sales during the six months ended June 30, 2013 as compared to four rural land sales for a total of $4.5 million, including one sale for $4.3 million, during the six months ended June 30, 2012;

•
There were three sales of commercial real estate for $0.3 million during the six months ended June 30, 2013 as compared to three commercial real estate sales for a total of $6.7 million, including one sale for $5.4 million, during the six months ended June 30, 2012; partially offset by

•
An increase of $5.2 million from residential real estate sales primarily due to higher volumes of homesites sold in both our resort and primary communities and increased prices in our resort communities; and

•	A sale of real estate in our consolidated Pier Park North joint venture of $1.1 million during the six months ended June 30, 2013.
Cost of Real Estate Sales. Cost of real estate sales increased $0.8 million, or 28%, in the three month period ended June 30, 2013 as compared to the same period in 2012 primarily due to the overall increase in real estate sales.
Cost of real estate sales decreased $1.9 million, or 18%, in the six month period ended June 30, 2013 as compared to the same period in 2012. The decrease was due to the decrease in cost of sales of $5.4 million for commercial and rural land sales, offset by an increase in cost of sales of $3.0 million for residential real estate sales.
Resorts, Leisure and Leasing Revenues. Resorts, leisure and leasing revenues increased $1.4 million, or 9%, during the three months ended June 30, 2013 as compared to the same period in 2012 and increased $3.6 million or 16% during the six months ended June 30, 2013 as compared to the same period in 2012 due to higher average room rates and increased food and beverage sales at the WaterColor Inn and an increase in the number of homes in our vacation rental program.
Timber Revenues and Costs of Sales. Timber sales increased slightly and cost of timber sales decreased during the three and six months ended June 30, 2013 as compared to the same period in 2012. Timber sales increased due to increased prices of pine pulpwood, offset by a decrease in the volume of tons sold. The decrease in tons sold translated into lower costs during the three and six months ended June 30, 2013 as compared to the prior periods in 2012.
Other Operating and Corporate Expenses. Other operating and corporate expenses decreased by $1.4 million, or 15%, during the three months ended June 30, 2013 as compared to the same period in 2012. The $1.4 million decrease was driven primarily by decreases in pension expense of $0.7 million, director fees of $0.3 million, and a net decrease of $0.4 million in property taxes, owner association fees and professional fees.
Other operating and corporate expenses decreased by $2.3 million, or 13%, during the six months ended June 30, 2013 as compared to the same period in 2012. The $2.3 million decrease was driven primarily by decreases in employee costs, pension and stock compensation totaling $1.1 million, director fees of $0.3 million, and a net decrease of $0.9 million in property taxes, owner association fees and professional fees.
Other income. Other income consists primarily of investment income, interest expense, gains and losses on dispositions of assets and expense related to our standby guarantee liability and other income.
The prepayment of CDD bonds in the third quarter of 2012 decreased interest expense by $0.4 million and $0.6 million during the three and six month periods ended June 30, 2013 as compared to same periods in 2012, respectively.

Other, net decreased by $1.8 million during the three month period ended June 30, 2013 as compared to the same period in 2012 primarily due to the cash receipt of $0.6 million for the DeepWater Horizon claim during the three months ended June 30, 2012, and the reversal of the $0.8 million Southwest Airlines liability guarantee that terminated in the second quarter of 2012.

Other, net has decreased by $3.3 million during the six month period ended June 30, 2013 as compared to the same period in 2012 primarily due to the cash receipt of $1.7 million for the DeepWater Horizon claim during the six months ended June 30, 2012, the reversal of the $0.8 million Southwest Airlines liability guarantee that terminated in the second quarter of 2012; and net gains from the sale of fixed assets during the six months ended June 30, 2012.
Income Tax Expense. We had no income tax expense during the three and six months ended June 30, 2013 as compared to a minimal income tax benefit and income tax expense of $0.6 million during the three and six months ended June 30, 2012, respectively. Our income tax expense can vary due to timing of temporary differences and may not correlate with our book income or loss.

Segment Results
Residential Real Estate
We believe our residential sales are showing signs of recovery in many of our Northwest Florida projects; however, a sustainable recovery at all our residential projects remains uncertain.
The table below sets forth the results of operations of our residential real estate segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Real estate sales	$5.4	$4.2	$13.0	$7.8
Other	0.1	0.1	0.3	0.2
Total revenues	5.5	4.3	13.3	8.0
Expenses:
Cost of real estate sales	3.1	2.5	7.9	4.9
Other operating expenses	2.1	2.7	4.1	5.1
Depreciation and amortization	0.2	0.5	0.4	0.9
Total expenses	5.4	5.7	12.4	10.9
Operating income (loss)	0.1	(1.4)	0.9	(2.9)
Other expense	(0.2)	(0.6)	(0.7)	(1.4)
Income (loss)	$(0.1)	$(2.0)	$0.2	$(4.3)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table sets forth our sales and cost of sales activity by geographic region and property type:

	Three Months Ended June 30, 2013					Three Months Ended June 30, 2012
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	16	$3.5	$1.9	$1.6	45.7%	18	$3.1	$1.6	$1.5	48.4%
Primary homesites	22	1.3	0.8	0.5	38.5%	15	0.8	0.5	0.3	37.5%
Northeast Florida:
Primary homesites	14	0.6	0.4	0.2	33.3%	9	0.3	0.2	0.1	33.3%
Total	52	$5.4	$3.1	$2.3	42.6%	42	$4.2	$2.3	$1.9	45.2%
Real estate sales in our residential segment increased $1.2 million, or 28%, to $5.4 million during the three months ended June 30, 2013 as compared to the same period in 2012. The primary drivers of the increase in real estate sales are as follows:

•	Increase in prices for in our WaterColor, WaterSound Beach and WaterSound West Beach Northwest Florida resort communities;

•	Increase in volume of homesites sold in our Breakfast Point community and increased homesite prices in our SouthWood community, both primary communities are located in Northwest Florida; and

•	Increase in volume of homesites sold in our RiverTown community in Northeast Florida.
Other operating expenses include salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $2.1 million for the three months ended June 30, 2013 as compared to $2.7 million for three months ended June 30, 2012. The decrease of $0.6 million in operating expenses was primarily due to reductions in employee costs, property taxes and owner association fees.
During the three months ended June 30, 2013 and 2012, the Company has capitalized less than $0.1 million of indirect development costs.
Other expense includes interest expense on our CDD assessments, which has decreased $0.4 million during the three months ended June 30, 2013 as compared to the same period in 2012 as a result of the prepayment of CDD debt in the third quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth sales and cost of sales activity by geographic region and property type:

	Six Months Ended June 30, 2013					Six Months Ended June 30, 2012
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	57	$9.2	$5.3	$3.9	42.4%	31	$5.8	$3.3	$2.5	43.1%
Primary homesites	47	2.7	1.8	0.9	33.3%	30	1.6	1.1	0.5	31.3%
Northeast Florida:
Primary homesites	28	1.1	0.8	0.3	27.3%	12	0.4	0.3	0.1	25.0%
Total	132	$13.0	$7.9	$5.1	39.2%	73	$7.8	$4.7	$3.1	39.7%
Real estate sales in our residential segment increased $5.2 million, or 67%, to $13.0 million during the six months ended June 30, 2013 as compared to the same period in 2012. The primary drivers of the increase in real estate sales are as follows:

•
Increase in volume and prices in our WaterColor, WaterSound Beach and WaterSound West Beach Northwest Florida resort communities. The increase in volume includes a sale of 19 lots in our WaterSound West Beach resort community for approximately $3.0 million, of which we recorded deferred profit of $1.2 million;

•	Increase in volume of homesites sold in our Breakfast Point community and increased homesite prices in our SouthWood community, both of which are located in Northwest Florida; and

•	Increase in volume of homesites sold in our RiverTown community in Northeast Florida.
Other operating expenses were $4.1 million for the six months ended June 30, 2013 as compared to $5.1 million for six months ended June 30, 2012. The decrease of $1.0 million in operating expenses was primarily due to reductions in employee costs, property taxes and owner association fees.
During the six months ended June 30, 2013 and 2012, the Company has capitalized less than $0.1 million of indirect development costs.
Other expense includes interest expense on our CDD assessments, which decreased $0.7 million during the during the six months ended June 30, 2013 as compared to the same period in 2012 as a result of the prepayment of CDD debt in the third quarter of 2012.

Commercial Real Estate
The table below sets forth the results of operations of our commercial real estate segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Commercial real estate sales	$0.1	$0.6	$0.3	$6.7
Expenses:
Cost of commercial real estate sales	0.1	0.3	0.3	3.6
Other operating expenses	0.7	0.9	1.4	1.8
Depreciation	—	0.1	—	0.2
Total expenses	0.8	1.3	1.7	5.6
Net (loss) income	$(0.7)	$(0.7)	$(1.4)	$1.1
During the three and six months ended June 30, 2013, there were no significant transactions of commercial real estate as compared to three commercial land sales for a total of $6.7 million during the six months ended June 30, 2012, which included one sale for $5.4 million.
Other operating expenses include salaries and benefits, professional fees and other administrative expenses. These expenses declined $0.4 million during the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to reduced employee costs and property taxes.

Rural Land
During the three and six months ended June 30, 2013, there were no significant transactions in our rural land segment as compared to three rural land sales for $0.2 million and four rural land sales for a total of $4.5 million during the three and six months ended June 30, 2012, respectively.

Resorts, Leisure and Leasing Operations
The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Resorts and vacation rentals	$12.1	$11.2	$17.8	$15.4
Golf courses	2.8	2.7	4.7	4.4
Marinas	0.9	0.9	1.3	1.3
Leasing operations	1.2	0.8	2.2	1.4
Real estate sales	1.1	—	1.1	—
Total resorts, leisure and leasing	18.1	15.6	27.1	22.5
Expenses:
Cost of resorts and vacation rentals	9.2	8.6	14.8	13.3
Cost of golf courses	2.3	2.3	4.2	4.1
Cost of marina revenues	0.6	0.6	0.9	0.9
Cost of leasing operations	0.5	0.5	1.0	1.1
Cost of real estate sales	0.5	—	0.5	—
Operating expenses	0.1	0.1	0.2	0.1
Depreciation	1.6	1.3	3.2	2.6
Total	14.8	13.4	24.8	22.1
Operating income	3.3	2.2	2.3	0.4
Other income	0.3	0.2	0.3	0.5
Net income	$3.6	$2.4	$2.6	$0.9
Revenues from resort and vacation rentals increased $0.9 million, or 8%, during the three months ended June 30, 2013 as compared to the same period in 2012 and increased $2.5 million, or 16%, during the six months ended June 30, 2013 as compared to the same period in 2012. These increases were due to higher average room rates and increased food and beverage sales at the WaterColor Inn and an increase in the number of homes in our vacation rental program. Revenues during the three months ended June 30, 2013 as compared to the same period in 2012 were impacted by the earlier spring break season, which accelerated revenue into the first quarter of 2013 from the second quarter of 2013.
Revenues from our leasing operations increased due to rent commencing from build-to-suit leases during the second half of 2012.
Revenues from real estate sales is due to a sale of property in our consolidated joint venture in Pier Park North during the three months ended June 30, 2013.

Forestry
The table below sets forth the results of operations of our forestry segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(In millions)
Revenues:
Timber sales	$9.8	$9.7	$19.5	$19.2
Expenses:
Cost of timber sales	5.8	6.2	11.8	12.5
Other operating expenses	0.2	0.4	0.4	0.8
Depreciation and depletion	0.5	0.5	1.0	1.0
Total expenses	6.5	7.1	13.2	14.3
Operating income	3.3	2.6	6.3	4.9
Other income	0.5	0.5	1.0	1.0
Net income	$3.8	$3.1	$7.3	$5.9
The relative contribution to our timber sales by major item for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Percent of total tons sold:
Pine pulpwood	67%	68%	68%	68%
Pine sawtimber	28%	26%	27%	26%
Pine grade logs	5%	6%	5%	6%
Total	100%	100%	100%	100%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table set forth our timber sales activity by volume sold and average price:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$3.9	140,000	$27.86	$3.7	152,000	$24.34
Open market sales	5.8	200,000	$29.00	5.9	223,000	$26.46
Total	$9.7	340,000	$28.53	$9.6	375,000	$25.60

Timber sales include sales of wood fiber to RockTenn, pursuant to the RockTenn Supply Agreement, and sales in the open market. RockTenn has a Panama City, Florida mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. Sales under this agreement have increased $0.2 million during the three months ended June 30, 2013 as compared to the same period in 2012, due to increased prices, partially offset by a decrease in tons sold. Open market sales decreased by $0.1 million due to less tons sold, offset by an increase in prices during the three months ended June 30, 2013 as compared to the same period in 2012.
The gross margin increased during the three months ended June 30, 2013 to 40.8% as compared to 36.1% in the same period in 2012, which is due to increased prices and lower costs during the three months ended June 30, 2013 as compared to the same period in 2012.
Other income consists primarily of income from hunting leases.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table set forth our timber sales activity by volume sold and average price:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$7.5	277,000	$27.08	$7.1	290,000	$24.48
Open market sales	11.7	388,000	$30.15	11.9	436,000	$27.29
Total	$19.2	665,000	$28.87	$19.0	726,000	$26.17
Sales under the RockTenn Supply Agreement have increased $0.4 million during the six months ended June 30, 2013 as compared to the same period in 2012, due to increased prices, partially offset by a decrease in tons sold. Open market sales decreased $0.2 million due to less tons sold, partially offset by increased prices during the three months ended June 30, 2013 as compared to the same period in 2012.
The gross margin increased during the six months ended June 30, 2013 to 39.5%, as compared to 34.9% in the same period in 2012, which is due to increased prices and lower costs during the six months ended June 30, 2013 as compared to the same period in 2012.
Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of June 30, 2013, we had cash and cash equivalents of $54.2 million, compared to $166.0 million as of December 31, 2012. During the three months ended June 30, 2013, we transferred a total of $150.0 million of our cash into an investment account managed by Fairholme Capital Management, L.L.C. (“Fairholme”).
In April 2013, we engaged Fairholme to serve as an investment advisor to the Company. Fairholme will receive no compensation for their services to the Company. Fairholme owns approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme and the Chairman of our Board of Directors.

Pursuant to the terms of the Investment Management Agreement (the “Agreement”) with Fairholme, Fairholme agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company's Board of Directors. The investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account will be held in cash, investment grade cash equivalents or U.S. treasury securities, (ii) no more than 50% of the investment account will be held in corporate debt securities, which may be investment grade or non-investment grade, and (iii) no more than 10% of the investment account will be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in equity securities. As of June 30, 2013, the investment account included $34.3 million of money market funds, $85.0 million of U.S. treasury securities and $29.5 million of corporate debt securities, which were non-investment grade.
In November 2012, the Board of Directors approved the termination of our pension plan. We anticipate receiving between $18 million to $21 million in cash in 2014 or 2015 upon the termination of our pension plan, which is overfunded. However, we cannot provide any assurance as to this timing as regulatory approval for the termination of the pension plan is required before the cash will be released to us. In addition, we currently expect to recognize future estimated losses of approximately $20 million to $24 million as a result of terminating our pension plan.
The construction loan entered into by the Pier Park North joint venture requires us to provide certain guarantees and covenants as described in Note 5, Variable Interest Entities. These covenants include that we maintain minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents of $25 million.
We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our anticipated working capital needs and capital expenditures.
We expect to incur approximately $15.6 million in future capital expenditures during the remainder of 2013 for the development of our residential real estate projects. Expected capital expenditures exclude additional cash contributions of $6.5 million that we expect to make for the Pier Park North joint venture. Capital expenditures during the remainder of 2013 and early 2014 related to the Pier Park North joint venture are expected to be $50.4 million, of which the Company will fund $6.5 million in cash and the remainder will be funded by the other partner and the joint venture's construction loan proceeds.
CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying either as the property is sold by us or when assessed to us by the CDD. We have recorded debt of $11.7 million related to CDD debt as of June 30, 2013. Total outstanding CDD assessments were $33.9 million at June 30, 2013, which is comprised of $19.0 million at SouthWood, $11.5 million at RiverTown, and $3.4 million at the existing Pier Park mall.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$9.0	$7.8
Net cash used in investing activities	(122.2)	(0.2)
Net cash provided by (used in) financing activities	1.4	(0.1)
Net (decrease) increase in cash and cash equivalents	(111.8)	7.5
Cash and cash equivalents at beginning of the period	166.0	162.4
Cash and cash equivalents at end of the period	$54.2	$169.9
Cash Flows from Operating Activities
Net cash provided by operations was $9.0 million for six months ended June 30, 2013 as compared to $7.8 million for the same period in 2012. Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land segment, our timberland operations, land developed by the commercial real estate segment and land developed to be sold in our Pier Park North joint venture.
During the six months ended June 30, 2013, capital expenditures consisted of $7.1 million relating to our residential real estate segment, $2.3 million for our commercial real estate segment, $1.6 million for our forestry segment and $0.2 million related to our resorts, leisure and leasing segment.
Cash Flows used in Investing Activities
Cash flows used in investing activities primarily includes purchases of investments and capital expenditures for property and equipment used in our operations. During the six months ended June 30, 2013, cash flows used in investing activities were $122.2 million and were used to purchase $85.0 million of U.S. treasury securities and $30.4 million of corporate debt securities.
In addition, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture's operations are included within investing activities in our statement of cash flows. These capital expenditures were $4.9 million in the six months ended June 30, 2013. In addition, capital expenditures for property and equipment were $1.9 million and $0.2 million in the first six months of 2013 and 2012, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2013. This includes $1.7 million for the non-controlling partner’s cash contributions to the Pier Park North joint venture, offset by payments of long term debt of $0.3 million.

Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a construction loan agreement for $40.5 million that matures in February 2016 at which time there is an option for a two year extension. The construction loan requires the Company to provide the following: (i) completion guarantee until substantial completion; (ii) principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud. In addition, the construction loan includes covenants that the Company maintains minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents of $25 million and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.
There were no other material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2012, during the first six months of 2013.

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectation that we will reduce future planned capital expenditures and reposition certain assets, and our expectation regarding the sale of such assets;

•	our expectation regarding future capital expenditures and the sources for these expenditures;

•	our expectation regarding the timing of our cash contributions to the Pier Park North Project;

•	our expectation regarding the effect and timing of the termination of our pension plan;

•
our expectation regarding our excess cash and that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs and capital expenditures;

•	our estimates regarding certain tax matters and accounting valuations;

•	our belief that our residential sales are showing signs of recovery in many of our Northwest Florida projects;

•	our belief regarding the impact on revenue and net margin of the Thinnings Supply Agreement;

•	our intent to continue to pursue additional damages claims in connection with the Deepwater Horizon Oil Spill;

•
our expectation regarding the impact of pending litigation matters or governmental proceedings on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us; and

•	our belief regarding compliance with applicable regulatory matters.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to successfully dispose of our repositioned assets and other properties at contemplated margins and within anticipated timeframes;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	our ability to capitalize on our cost reduction initiatives implemented in 2011, and the impact of our restructuring initiatives on our operations;

•	increases in operating costs, including costs related to real estate taxes, construction materials, labor and insurance, and our ability to manage our cost structure;

•	significant decreases in market value of our investments in marketable securities;

•	our ability to successfully estimate the impact of certain accounting and tax matters;

•	our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land;

•
natural disasters or catastrophic events such as hurricanes, floods, acts of war or terrorism and other unforeseen damage for which our insurance may not provide adequate coverage or for which we are self-insured;

•	the adverse impact of the Deepwater Horizon oil spill to the future growth of Northwest Florida and other coastal states;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	the expense, management distraction and possible liability associated with the pending shareholder derivative litigation and/or the SEC investigation;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders; and

•	significant tax payments arising from any acceleration of deferred taxes.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. There have been no other material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2012, during the first six months of 2013.

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
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2013, we entered into an Investment Management Agreement and purchased U.S. treasury and corporate debt securities. With regard to the investments, we have designed and implemented internal controls over financial reporting.
There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

On November 3, 2010, a securities class action lawsuit was filed against St. Joe and certain of our current and former officers in the United States District Court for the Northern District of Florida (Meyer v. The St. Joe Company et al., No. 5:11-cv-27). On January 12, 2012, the Company's motion to dismiss was granted with prejudice and judgment was entered in favor of St. Joe and the individual defendants. On February 25, 2013, the trial court's dismissal of the lawsuit complaint was affirmed by the United States Court of Appeals for the Eleventh Circuit and judgment was entered in favor of the defendants.  On April 30, 2013, the Eleventh Circuit Court of Appeals denied plaintiff's petition for rehearing or rehearing en banc.  The plaintiff's time to file a petition for writ of certiorari expired on July 29, 2013.

Item 1A.    Risk Factors

In our report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, we identify under Item 1A risk factors, which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no other material changes in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2012, except for the following:

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations, cash flows and financial condition.

As of June 30, 2013, we have $148.8 million of investments in marketable securities such as money market funds, U.S. treasury securities, and corporate debt securities, and the market value of these investments is subject to change from period to period. Furthermore, during periods of financial stress, the value of these investments could come under pressure. Decreases in the value of these investments could have an adverse impact on our results of operations, cash flows and financial condition.

We guarantee debt for our Pier Park North joint venture, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We have agreed to provide certain guarantees in connection with our Pier Park North joint venture, and may in the future agree to similar agreements.  Our Pier Park North joint venture has entered into a construction loan for $40.5 million that matures in February 2016.  In connection with the construction loan, the Company has provided the following guarantees: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud.  If we were to become obligated to perform on any guarantees, it could have a material adverse effect on our results of operations, cash flows and financial condition.

Item 6.        Exhibits

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

THE ST. JOE COMPANY

Date:	August 7, 2013	/s/ Park Brady
Park Brady
Chief Executive Officer
(Duly Authorized Officer)

Date:	August 7, 2013	/s/ Thomas Hoyer
Thomas Hoyer
Chief Financial Officer
(Principal Financial Officer)