Form 10-Q
period 2013-09-30
ST JOE CO
filed 2013-11-07
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 4, 2013, there were 92,313,182 shares of common stock, no par value, issued of which 92,292,913 were outstanding, and 20,269 are shares of treasury stock.

THE ST. JOE COMPANY

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate, net	$382,779	$370,647
Cash and cash equivalents	22,831	165,980
Investments	146,051	—
Notes receivable, net	7,898	3,975
Pledged treasury securities	26,404	26,818
Prepaid pension asset	35,324	33,356
Property and equipment, net of accumulated depreciation of $38.2 million and $37.6 million at September 30, 2013 and December 31, 2012, respectively	11,655	12,149
Deferred tax asset	12,046	11,957
Other assets	22,084	20,639
Total assets	$667,072	$645,521
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$37,832	$36,062
Accounts payable	14,761	14,773
Accrued liabilities and deferred credits	53,151	42,352
Total liabilities	105,744	93,187
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,314,092 and 92,302,299 issued at September 30, 2013 and December 31, 2012, respectively; 92,293,823 and 92,285,408 outstanding at September 30, 2013 and December 31, 2012, respectively	892,027	891,798
Accumulated deficit	(326,431)	(330,861)
Accumulated other comprehensive loss	(7,375)	(8,652)
Treasury stock at cost, 20,269 and 16,891 shares held at September 30, 2013 and December 31, 2012, respectively	(285)	(260)
Total stockholders’ equity	557,936	552,025
Non-controlling interest	3,392	309
Total equity	561,328	552,334
Total liabilities and equity	$667,072	$645,521
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
The following presents the portion of the condensed consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture and Artisan Park, L.L.C. See Note 5, Real Estate Joint Ventures. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company.

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate	$16,191	$—
Cash and cash equivalents	2,203	2,107
Other assets	344	166
	$18,738	$2,273
LIABILITIES
Accounts payable and accrued liabilities	$7,344	$1,073
Total liabilities	$7,344	$1,073
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Real estate sales	$12,823	$32,206	$27,859	$51,338
Resorts, leisure and leasing revenues	16,309	14,143	42,384	36,658
Timber sales	7,695	9,558	27,145	28,784
Total revenues	36,827	55,907	97,388	116,780
Expenses:
Cost of real estate sales	6,979	14,457	15,721	25,099
Cost of resorts, leisure and leasing revenues	12,515	11,544	33,460	31,048
Cost of timber sales	4,821	5,496	16,661	18,016
Other operating expenses	2,572	3,443	8,710	11,438
Corporate expense	4,245	3,207	13,123	12,604
Depreciation, depletion and amortization	2,312	2,400	6,972	7,185
Total expenses	33,444	40,547	94,647	105,390
Operating income	3,383	15,360	2,741	11,390
Other income:
Investment income, net	595	375	1,008	1,182
Interest expense	(524)	(916)	(1,392)	(2,404)
Other, net	906	891	2,250	5,482
Total other income	977	350	1,866	4,260
Income before equity in loss from unconsolidated affiliates and income taxes	4,360	15,710	4,607	15,650
Equity in loss from unconsolidated affiliates	(12)	(20)	(39)	(40)
Income tax expense	(158)	(357)	(158)	(982)
Net income	$4,190	$15,333	$4,410	$14,628
Net loss attributable to non-controlling interest	8	7	20	16
Net income attributable to the Company	$4,198	$15,340	$4,430	$14,644

INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,284,532	92,292,053	92,285,161	92,275,790
Net income per share attributable to the Company	$0.05	$0.17	$0.05	$0.16
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income:	$4,190	$15,333	$4,410	$14,628
Other comprehensive income (loss), net of tax:
Net unrealized losses on available-for-sale investments	(786)	—	(1,677)	—
Defined benefit pension items:
Net gain (loss) arising during the period	87	(338)	2,100	(338)
Settlement cost included in net periodic cost	212	147	606	147
Amortization of loss included in net periodic cost	50	5	248	5
Amortization of prior service cost included in net periodic cost	—	110	—	328
Total other comprehensive income (loss), net of tax	(437)	(76)	1,277	142
Total comprehensive income	$3,753	$15,257	$5,687	$14,770
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2012	92,285,408	$891,798	$(330,861)	$(8,652)	$(260)	$309	$552,334
Net income (loss)			4,430			(20)	4,410
Other comprehensive income				1,277			1,277
Capital contributions from non-controlling interest						3,103	3,103
Issuance of common stock for director fees	11,898	244					244
Amortization of stock based compensation		3					3
Reduction in excise tax benefits on stock options		(18)					(18)
Treasury shares received in lieu of taxes to be remitted on vesting of restricted stock awards	(3,483)			—	(25)		(25)
Balance at September 30, 2013	92,293,823	$892,027	$(326,431)	$(7,375)	$(285)	$3,392	$561,328
See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,410	$14,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,972	7,185
Stock based compensation	247	996
Gain on sales of investments	(93)	—
Deferred income tax benefit	(89)	(17)
Equity in loss from unconsolidated affiliates	39	40
Pension charges	982	874
Cost of operating properties sold	14,552	24,492
Expenditures for operating properties	(14,932)	(16,556)
Issuance of notes receivable, net	(4,845)	(59)
Accretion income and other, net	(568)	278
Changes in operating assets and liabilities:
Payments received on notes receivable	592	620
Other assets	(1,240)	(725)
Accounts payable and accrued liabilities	7,680	(2,038)
Net cash provided by operating activities	13,707	29,718
Cash flows from investing activities:
Purchases of investments	(180,361)	—
Proceeds from sales and maturities of investments	32,725	—
Expenditures for Pier Park North joint venture	(8,848)	—
Purchases of property and equipment	(3,147)	(266)
Net cash used in investing activities	(159,631)	(266)
Cash flows from financing activities:
Contribution to Pier Park North joint venture from non-controlling interest	3,103	—
Repayments of long term debt	(285)	(19,781)
(Reduction in) excess excise tax benefits on stock options	(18)	488
Taxes paid on behalf of employees related to stock based compensation	(25)	(152)
Net cash provided by (used in) financing activities	2,775	(19,445)
Net (decrease) increase in cash and cash equivalents	(143,149)	10,007
Cash and cash equivalents at beginning of the period	165,980	162,391
Cash and cash equivalents at end of the period	$22,831	$172,398

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash paid during the period for:
Interest	$1,773	$3,396
Income taxes	$20	$219
Non-cash financing and investment activities:
Net increase (decrease) in Community Development District Debt	$2,469	$(1,689)
Decrease in pledged treasury securities related to defeased debt	$(414)	$(1,609)
Expenditures of operating properties and property and equipment financed	$3,466	$2,546
Settlement of note receivable	$312	$—

See notes to condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise (the “Company”) is a Florida-based real estate developer and manager. The Company owns approximately 567,000 acres of land concentrated primarily in Northwest Florida and has significant residential and commercial land-use entitlements in hand or in process. The majority of land not under development or part of the Company's various residential, commercial, resort, leisure and leasing operations is designated for forestry operations (of which the Company currently has the ability to consistently harvest approximately 315,000 acres).
The Company conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) rural land, 4) resorts, leisure and leasing operations and 5) forestry.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2012 balance sheet amounts have been derived from the Company’s December 31, 2012 audited consolidated financial statements.
The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
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
In July 2013, FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	September 30, 2013	December 31, 2012
Operating property:
Residential real estate	$2,793	$2,792
Resorts, leisure and leasing operations	154,361	152,906
Forestry	56,218	54,984
Rural land	139	139
Other	45	179
Total operating property	213,556	211,000
Development property:
Residential real estate	133,026	133,835
Commercial real estate	58,014	59,851
Resorts, leisure and leasing operations	16,178	351
Rural land	5,767	5,768
Corporate	2,314	2,268
Total development property	215,299	202,073
Investment property:
Commercial real estate	700	700
Resorts, leisure and leasing operations	255	255
Forestry	953	953
Other	3,208	3,216
Total investment property	5,116	5,124
Investment in unconsolidated affiliates(1)	2,183	2,222
Total real estate investments	436,154	420,419
Less: Accumulated depreciation	53,375	49,772
Investment in real estate, net	$382,779	$370,647

(1) Recorded in the Company’s resorts, leisure and leasing operation's segment.

Operating property includes property that the Company uses for daily operations and activities. The resorts, leisure and leasing operating property include the WaterColor Inn, golf courses and marinas. Also included in resorts, leisure and leasing operating property is property developed by the Company and used for residential and commercial rental purposes. This property may be sold in the future as part of the Company's principal real estate business. Forestry operating property includes the Company’s timberlands.
Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport, and includes costs directly associated with the land and development costs, which also include common development costs such as roads and sewers. Rural land includes land with minimal development costs. Resorts, leisure and leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North.

The capitalization period relating to direct and indirect development project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable. During the three and nine months ended September 30, 2013, the Company has capitalized indirect development costs of $0.1 million and $0.4 million, respectively, which are primarily related to the consolidated joint venture at Pier Park North. The Company capitalized less than $0.1 million of indirect development costs during the three and nine months ended September 30, 2012.
Investment property includes the Company’s land held for future use that has not been allocated to a specific project.

Investment in unconsolidated affiliates reflects the Company’s investment in the East San Marco joint venture. See Note 5, Real Estate Joint Ventures.

Impairment of Long Lived Assets

The Company reviews its long lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long lived assets include the Company’s investments in operating, development and investment property. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	operating or cash flow losses for an operating property; and,

•	an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term.
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three and nine months ended September 30, 2013 and 2012.

3. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.
At September 30, 2013 investments classified as available-for-sale securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. treasury securities	$124,919	$54	$—	$124,973
Corporate debt securities	22,809	—	1,731	21,078
	$147,728	$54	$1,731	$146,051

In April 2013, the Company engaged Fairholme Capital Management, L.L.C. (“Fairholme”), to serve as an investment adviser to the Company. As of September 30, 2013, Fairholme owns approximately 27% of the Company's common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme and the Chairman of the Company's Board of Directors. Fairholme will receive no compensation for their services as the Company's investment advisor.

Pursuant to the terms of the Investment Management Agreement (the “Agreement”) with Fairholme, Fairholme agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company's Board of Directors, which were set forth in the Agreement. The investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account be held in cash, investment grade cash equivalents or U.S. treasury securities, (ii) no more than 50% of the investment account be held in corporate debt securities, which may be investment grade or non-investment grade, and (iii) no more than 10% of the investment account be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in equity securities. As of September 30, 2013, the investment account included $2.4 million of money market funds, $125.0 million of U.S. treasury securities and $21.1 million of corporate debt securities, which were non-investment grade. Money market funds are recorded in Cash and cash equivalents and U.S. treasury securities and corporate debt securities are recorded in Investments on the Company's Condensed Consolidated Balance Sheets.
At September 30, 2013, there were no U.S. treasury securities with unrealized losses. At September 30, 2013, corporate debt securities with a fair value of $21.1 million had $1.7 million of unrealized losses, net of tax, which were included in Accumulated other comprehensive loss for the nine months ended September 30, 2013.
During the three and nine months ended September 30, 2013, realized gains from the sale of available-for-sale securities were $0.1 million and proceeds from the sale or maturity of available-for-sale securities were $32.7 million (which were reinvested in U.S. treasury securities).
The Company evaluates investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or maturity, investee's industry and amount of the unrealized loss. Based on these factors, at September 30, 2013, the unrealized losses related to the corporate debt securities of $1.7 million were not deemed an other-than-temporary impairment.

At September 30, 2013, the contractual maturities of investments classified as available-for-sale were as follows:

	Cost	Fair Value
Due in one year or less	$124,919	$124,973
Due after one year through five years	9,090	7,883
Due after five years through ten years	13,719	13,195
	$147,728	$146,051
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
Level 1. Quoted prices in active markets for identical assets or liabilities;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, such as internally-developed valuation models which require the reporting entity to develop its own assumptions.
The financial instruments measured at fair value on a recurring basis at September 30, 2013 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$2,444	$—	$—	$2,444
Debt securities:
U.S. treasury securities	124,973	—	—	124,973
Corporate debt securities	—	21,078	—	21,078
	$127,417	$21,078	$—	$148,495
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
Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•
The fair values of cash and cash equivalents, accounts payable and accrued liabilities, approximate their carrying values at September 30, 2013 and December 31, 2012, due to the short-term nature of these assets and liabilities. These financial instruments would be categorized as level 1. The Company’s notes receivable and debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 2.

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

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	September 30, 2013			December 31, 2012
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$26,404	$28,965	1	$26,818	$30,432	1
Retained interest investment	$9,567	$12,711	3	$9,481	$12,392	3
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
As such, the government backed securities and the related debt (see Note 8, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
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
At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the retained interest, using management’s best estimate of underlying assumptions, including credit risk and discount rates. The Company’s continuing involvement with the Entities is the receipt of the net interest payments and the remaining principal at the end of the installment notes' fifteen year maturity period, in 2022 through 2024.

As of September 30, 2013 and December 31, 2012, the Company had a retained interest investment balance of $9.6 million and $9.5 million, respectively, recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the Entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 12.4%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and nine months ended September 30, 2013 and 2012.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its condensed consolidated balance sheets in connection with the installment sale monetization transactions.

5. Real Estate Joint Ventures
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
Consolidated VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner will contribute total cash of approximately $15.0 million to the joint venture, of which the Company will contribute approximately $9.9 million, or 66%, of the cash contributions. As of September 30, 2013, the Company has contributed approximately $6.0 million of this cash commitment. Additionally, the Company has contributed land with an agreed upon value of $6.0 million to the joint venture as of September 30, 2013. The Company’s partner has contributed cash of $3.1 million to the joint venture as of September 30, 2013. During the second quarter of 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a construction loan agreement for $40.5 million that matures in February 2016 with the possibility of an option for a two year extension. The construction loan requires capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed. As of September 30, 2013, no amounts were outstanding on the construction loan. The construction loan requires the Company to provide the following: (i) completion guarantee until substantial completion; (ii) principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud. In addition, the construction loan includes covenants that the Company maintains minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents of $25 million and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

As of September 30, 2013, the Company's capital account represents over 76% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34% to the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company.
In addition, the Company is the primary beneficiary of another real estate joint venture, Artisan Park, L.L.C, that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profits or losses of this VIE and is responsible for the day-to-day activities of the joint venture. The Company has determined that the Company is the primary beneficiary as it has both the power to direct the activities that most significantly impact the joint venture's economic performance and the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company. If it is determined by the joint venture’s executive committee that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest.
As of September 30, 2013, the carrying amounts of the VIEs’ assets and non-recourse liabilities that are consolidated were $18.7 million and $7.3 million, respectively. The VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, the VIEs, and not the Company.
Unconsolidated VIEs
The Company is a partner in the following three real estate joint ventures that are accounted for using the equity method: East San Marco L.L.C., Rivercrest L.L.C., and ALP Liquidating Trust. These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects, of which East San Marco L.L.C. and Rivercrest L.L.C. still have real estate investments remaining in the joint venture. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in these unconsolidated VIEs is generally limited to its investment in the joint venture. If it is reasonably determined that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest. The Company’s investments in unconsolidated joint ventures are recorded in real estate investments and were $2.2 million at September 30, 2013 and December 31, 2012.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	September 30, 2013	December 31, 2012
BALANCE SHEETS:
Investment in real estate	$12,407	$12,381
Cash and cash equivalents	17,491	18,523
Other assets	145	130
Total assets	$30,043	$31,034

Accounts payable and other liabilities	$1,080	$761
Equity(1)	28,963	30,273
Total liabilities and equity	$30,043	$31,034

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
STATEMENTS OF OPERATIONS:
Total expenses	$388	$372	$1,170	$846
Net loss	$388	$372	$1,170	$846

6. Notes Receivable, net
Notes receivable, net consists of the following:

	September 30, 2013	December 31, 2012
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	$2,582	$2,758
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, annual principal payments of $0.3 million, balloon payment due February and August 2015, net of deferred profit of $1.0 million at September 30, 2013	4,497	—
Various mortgage notes, secured by certain real estate bearing interest at various rates	819	1,217
Total notes receivable, net	$7,898	$3,975
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of September 30, 2013, the Company has promissory notes receivable, net of $4.5 million from one homebuilder that is secured by the real estate sold.

7. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	September 30, 2013	December 31, 2012
Accrued compensation	$3,558	$3,529
Deferred revenue	29,768	27,962
Environmental and insurance liabilities	1,515	1,621
Accrued property taxes	4,294	—
Other accrued liabilities	14,016	9,240
Total accrued liabilities and deferred credits	$53,151	$42,352
Deferred revenue at September 30, 2013 and December 31, 2012 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of September 30, 2013, 1,595 acres remained to be transferred.

8. Debt
Debt consists of the following:

	September 30, 2013	December 31, 2012
In-substance defeased debt, interest payable monthly at 5.62% at September 30, 2013 and December 31, 2012, secured and paid by pledged treasury securities, due October 1, 2015	$26,404	$26,818
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 1, 2016 — May 1, 2039, bearing interest at 6.70% to 7.15% at September 30, 2013 and December 31, 2012	11,428	9,244
Total debt	$37,832	$36,062
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying when the property is sold by the Company. The Company has recorded debt of $11.4 million and $9.2 million related to CDD assessments as of September 30, 2013 and December 31, 2012, respectively. Total outstanding CDD assessments were $33.7 million and $34.8 million at September 30, 2013 and December 31, 2012, respectively.
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.

9. Employee Benefit Plan
The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Company’s Pension Plan. In March 2013, the Pension Plan was frozen until the final regulatory approvals are received and the Pension Plan’s assets will be distributed and used to pay excise taxes with any remaining assets to revert back to the Company. Upon settlement, the Company expects to recognize further estimated losses that will significantly affect the Company’s Condensed Consolidated Statement of Operations once the final regulatory approvals are received and the Pension Plan assets are distributed, which we expect to occur in 2014 or 2015. However, we can not provide any assurance as to the timing of these matters.
A summary of the components of net periodic pension cost is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$—	$230	$224	$655
Interest cost	172	164	484	554
Expected return on assets	138	(553)	(580)	(1,778)
Amortization of prior service costs	—	110	—	328
Amortization of loss	50	5	248	5
Settlement charges	212	147	606	1,110
Net periodic pension cost	$572	$103	$982	$874
During the three and nine months ended September 30, 2013 and 2012, settlements of future obligations occurred that required the Pension Plan assets and projected benefit obligation to be remeasured. During the three and nine months ended September 30, 2013, the Company recorded a net gain of $0.1 million and $2.1 million, respectively, from the remeasurement, which was recorded in Other comprehensive income (loss), net of tax. During the three and nine months ended September 30, 2012, the Company recorded a net loss of $0.3 million from remeasurement, which was recorded in Other comprehensive income (loss), net of tax.
The following table includes the assumptions used to develop net periodic pension cost and benefit obligations:

	September 30, 2013	December 31, 2012	September 30 2012	December 31, 2011
Discount rate	4.15%	3.27%	3.19%	4.19%
Expected long term rate on plan assets	—%	4.75%	4.75%	5.00%
Rate of compensation increase	N/A	N/A	3.75%	3.75%
During the nine months ended September 30, 2013, the Pension Plan transferred the majority of its investments held in plan assets to U.S treasury securities and the expected long term rate on plan assets was reduced accordingly.

10. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss:

	Three Months Ended September 30, 2013
	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at June 30, 2013	$(6,047)	$(891)	$(6,938)
Other comprehensive income before reclassifications	87	(879)	(792)
Amounts reclassified from accumulated other comprehensive loss	262	93	355
Net current period other comprehensive income (loss)	349	(786)	(437)
Accumulated other comprehensive loss at September 30, 2013	$(5,698)	$(1,677)	$(7,375)

	Nine Months Ended September 30, 2013
	Defined Benefit Pension Items	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2012	$(8,652)	$—	$(8,652)
Other comprehensive income before reclassifications	2,100	(1,770)	330
Amounts reclassified from accumulated other comprehensive loss	854	93	947
Net current period other comprehensive income (loss)	2,954	(1,677)	1,277
Accumulated other comprehensive loss at September 30, 2013	$(5,698)	$(1,677)	$(7,375)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line in the Condensed Consolidated Statements of Operations
Defined Benefit Pension Items
Amortization of loss	$50	$248	Net periodic pension costs, Note 9. Employee Benefit Plan
Settlement cost	212	606	Net periodic pension costs, Note 9. Employee Benefit Plan
	262	854	Net of tax

Net unrealized loss for sale of available-for-sale securities	93	93	Investment income, net
Total reclassifications for the period	$355	$947	Net of tax

11. Income Taxes
At September 30, 2013, the Company had a federal net operating loss carryforward of $85.2 million and a state net operating loss carryforward of $601.4 million. At December 31, 2012, the Company had a federal net operating loss carryforward of $83.5 million and a state net operating loss carryforward of $596.8 million. These net operating losses are available to offset future taxable income through 2031.
In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s recent history of losses and potential future expectations of reporting taxable losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets, therefore the Company has maintained a valuation allowance. During the nine month period ended September 30, 2013, the valuation allowance has decreased by $1.5 million. The valuation allowance was $91.1 million at September 30, 2013 and $92.6 million at December 31, 2012.
The valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss was $2.8 million and $3.3 million at September 30, 2013 and December 31, 2012, respectively.

12. Segment Information
The Company currently conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) rural land, 4) resorts, leisure and leasing operations and 5) forestry. The residential real estate segment generates revenues from the development and sale of homesites. The commercial real estate segment sells undeveloped or developed land. The rural land segment sells parcels of land included in the Company’s holdings of timberlands. The resorts, leisure and leasing operations segment generates revenue and rental fees associated with the WaterColor Inn, WaterColor and WaterSound Beach vacation rental programs and other resort, golf club, marina and retail/commercial leasing operations. In addition, this segment occasionally generates revenues from the sale of operating assets. The forestry segment produces and sells woodfiber, sawtimber and other forest products.
The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.
The Company uses income from operations before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.
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

Information by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Residential real estate	$10,704	$9,705	$23,996	$17,695
Commercial real estate	—	3,612	341	10,265
Rural land	18	18,889	31	23,377
Resorts, leisure and leasing operations (1)	18,392	14,143	45,524	36,659
Forestry	7,695	9,558	27,145	28,784
Other	18	—	351	—
Consolidated operating revenues	$36,827	$55,907	$97,388	$116,780

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$2,432	$(630)	$2,596	$(4,955)
Commercial real estate	(394)	(518)	(1,794)	614
Rural land	(2)	14,663	(19)	16,848
Resorts, leisure and leasing operations	3,074	1,255	5,697	2,139
Forestry	2,757	3,709	10,096	9,607
Other	(3,507)	(2,769)	(11,969)	(8,603)
Consolidated income before equity in loss from unconsolidated affiliates and income taxes	$4,360	$15,710	$4,607	$15,650
(1) Includes $2.1 million and $3.1 million of real estate sales for the three and nine months ended September 30, 2013.

	September 30, 2013	December 31, 2012
TOTAL ASSETS:
Residential real estate	$144,157	$141,526
Commercial real estate	62,779	64,961
Rural land	6,156	6,219
Resorts, leisure and leasing operations	139,534	125,596
Forestry	52,904	53,839
Other	261,542	253,380
Total assets	$667,072	$645,521

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
The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business. The Company can not assure you that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.
On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it had issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is currently cooperating with the SEC on historical matters as well as from time to time communicating and providing relevant information, including most recently in 2013, regarding the Company’s change in investment strategy and impairments. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. In addition, the Company cannot evaluate the likelihood of an unfavorable outcome nor can it predict the amount or range of possible loss from an unfavorable outcome to provide an estimated range of loss.
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
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Aggregate environmental-related accruals were $1.5 million and $1.6 million at September 30, 2013 and December 31, 2012, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final outcome could have a material impact on the results of operations or cash flows of the Company.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage.
At September 30, 2013 and December 31, 2012, the Company was party to surety bonds of $14.8 million and $10.3 million, respectively, related to certain development projects and standby letters of credit in the amount of $0.8 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

The Company's supply agreement with RockTenn that requires the Company to deliver and sell a total of 3.9 million tons of pine pulpwood through December 2017. Pricing under the agreement approximates market, using a formula based on published regional prices for pine pulpwood. The agreement is assignable by the Company, in whole or in part, to purchasers of its properties, or any interest therein, and does not contain a lien, encumbrance, or use restriction on any of the Company's properties.

The construction loan entered into by the Pier Park North joint venture requires the Company to provide certain guarantees and covenants as described in Note 5, Real Estate Joint Ventures.

14. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in the State of Florida, particularly Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.
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

15. Proposed Land Sale

On November 6, 2013, the Company and AgReserves Inc. (the “Purchaser”) entered into a purchase and sale agreement (the “Sale Agreement”) for the sale of approximately 382,834 acres of land located in Northwest Florida owned by the Company (the “Subject Lands”), along with certain other assets and inventory and rights under certain continuing leases and contracts to Purchaser for $565 million subject to adjustment as set forth in the Sale Agreement (the "Proposed Sale"). The Subject Lands include substantially all of the Company’s land designated for forestry operations as well as other land (i) that is not utilized in the Company’s residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that is not part of Company's development plans. The acreage to be included in the Subject Lands is subject to limited adjustments based on title and environmental diligence and casualty events between signing and closing.

In connection with the execution of the Sale Agreement, the Purchaser will deliver a deposit of $37.5 million. The balance of the purchase price is payable at closing in cash and/or in installment notes that will be fully secured by irrevocable letters of credit as determined by the Company, in the Company’s sole discretion, at least 20 days prior to the closing. As of October 31, 2013, the carrying amount of the Subject Lands, other assets and liabilities to be included in the Proposed Sale was approximately $54 million, of which the majority is included in Investment in real estate, net on the Company's Condensed Consolidated Balance Sheets. Following the consummation of the Proposed Sale, the Company expects to continue to be the owner of approximately 184,000 acres of land concentrated primarily in Northwest Florida which includes land used or intended to be used in its real estate development operations.

The closing of the Proposed Sale is subject to a number of conditions, including among others: (i) approval of the Proposed Sale by the Company’s shareholders, (ii) the expiration or termination of all waiting periods under regulatory law applicable to the Proposed Sale, and (iii) the purchase price not being reduced by more than $40 million as a result of any reduced acreage.

The Sale Agreement contains certain termination rights, including if the Proposed Sale is not completed on or before January 31, 2014 (which date may be extended by the Company or Purchaser until May 1, 2014) or if the approval of the Company’s shareholders is not obtained. Upon termination of the Sale Agreement under certain circumstances, the Company may be required to pay the Purchaser certain fees and expenses, including: (i) a termination fee of approximately $21 million if: (a) in certain cases, the Company's shareholders’ do not approve the Proposed Sale, (b) the Company enters into a definitive transaction agreement providing for the consummation of the transaction contemplated by a Superior Proposal (as defined in the Sale Agreement), or (c) the Company’s Board makes a Recommendation Change (as defined in the Sale Agreement) or fails to recommend that the Company’s shareholders approve the Proposed Sale; or (ii) the Purchaser’s transaction costs and expenses which in some cases are limited to $1.5 million. Except in certain limited cases as set forth in the Sale Agreement, the Company is required to return the deposit to Purchaser if the Sale Agreement is terminated.

If the closing occurs, and subject to the terms, conditions and limitations set forth in the Sale Agreement, the Company has agreed to indemnify, defend and hold the Purchaser and its affiliates, representatives and agents harmless from certain losses, including those as a result or arising out of breaches of the Company’s representations, warranties, covenants or other agreements and, subject to certain exceptions, third-party personal injury or tort claims regarding the Company’s use, ownership and/or operation of the Subject Lands (or any party thereof) prior to the closing of the Proposed Sale and claims arising from assumed contracts relating to any act or omission prior to such closing date.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as, our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
As used throughout this Quarterly Report on Form 10-Q, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

Business Overview
We own land, timber and resort assets located primarily in Northwest Florida and in and around Jacksonville, Florida, including significant Gulf of Mexico beach frontage and waterfront properties. We seek higher and better uses for our assets through a range of activities from forestry to strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of such assets opportunistically or when we believe they have reached their highest and best use.

Proposed Land Sale

On November 6, 2013, the Company and AgReserves Inc. (the “Purchaser”) entered into a purchase and sale agreement (the “Sale Agreement”) for the sale of approximately 382,834 acres of land located in Northwest Florida owned by the Company (the “Subject Lands”), along with certain other assets and inventory and rights under certain continuing leases and contracts, to Purchaser for $565 million subject to adjustment as set forth in the Sale Agreement (the "Proposed Sale"). The Subject Lands include substantially all of the Company’s land designated for forestry operations as well as other land (i) that is not utilized in the Company’s residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that is not part of Company's development plans. The acreage to be included in the Subject Lands is subject to limited adjustments based on title and environmental diligence and casualty events between signing and closing.
In connection with the execution of the Sale Agreement, the Purchaser will deliver a deposit of $37.5 million. The balance of the purchase price is payable at closing in cash and/or in installment notes that will be fully secured by irrevocable letters of credit as determined by the Company, in the Company's sole discretion, at least 20 days prior to the closing. Following the consummation of the Proposed Sale, the Company expects to continue to be the owner of approximately 184,000 acres of land concentrated primarily in Northwest Florida which includes land used or intended to be used in its real estate development operations.
The closing of the Proposed Sale is subject to a number of conditions, including among others: (i) approval of the Proposed Sale by the Company's shareholders, (ii) the expiration or termination of all waiting periods under regulatory law applicable to the Proposed Sale, and (iii) the purchase price not being reduced by more than $40 million as a result of any reduced acreage.
For additional information relating to the Proposed Sale, please see our Form 8-K filed on November 7, 2013 (the “Proposed Sale 8-K”). The foregoing descriptions of the Sale Agreement and the Proposed Sale do not purport to be complete and are qualified in their entirety by reference to the Sale Agreement, which is filed as Exhibit 10.53 to the Proposed Sale 8-K and is incorporated herein by reference. Except as otherwise noted, this Quarterly Report on Form 10-Q for the period ended September 30, 2013 has not been updated for this subsequent event of entering into the Sale Agreement.

Segments
As of September 30, 2013, we have five operating segments: residential real estate, commercial real estate, rural land, resorts, leisure and leasing operations and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Operating Revenues
Residential real estate	29.1%	17.4%	24.6%	15.2%
Commercial real estate	—%	6.5%	0.4%	8.8%
Rural land	0.1%	33.8%	—%	20.0%
Resorts, leisure and leasing operations	49.9%	25.3%	46.7%	31.4%
Forestry	20.9%	17.0%	27.9%	24.6%
Other	—%	—%	0.4%	—%
Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land.
Our residential real estate segment generates revenues primarily from:

•	the sale of developed homesites;

•	the sale of parcels of entitled, undeveloped lots;

•	a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; and

•	fees on certain transactions.
Our residential real estate segment incurs cost of revenues primarily from:

•
costs directly associated with the land, development and construction of real estate sold, indirect costs such as development overhead, capitalized interest, marketing, project administration, and selling costs; and

•	brokerage fees.

Commercial Real Estate
In our commercial real estate segment we plan, develop and entitle our land holdings for a variety of uses including a broad range of retail, office, hotel and industrial uses. We sell land for commercial and light industrial uses within large and small-scale commerce parks, as well as for multi-family rental projects.
Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, office, hotel and industrial uses and from the sale of undeveloped land or land with limited development, and easements. Our commercial real estate segment incurs costs of revenues from costs directly associated with the land, development costs and selling costs.

Rural Land
Our rural land segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. Our rural land segment prepares land for sale for these uses through harvesting, thinning and other siviculture practices, and in some cases, limited infrastructure development. Our rural land segment generates revenues from the sale of undeveloped land, land with limited development and easements. Our rural land segment incurs costs of revenue from the cost of land, minimal development costs and selling costs. Revenues can vary drastically in our rural land segment.

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
Golf Courses – Our golf courses generate revenues from memberships, daily play, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees.
Marinas – Our marinas generate revenues from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs.
Leasing Operations – Our leasing operations generate revenues from leasing retail and commercial property and incur expenses primarily from maintenance of the properties and personnel costs.

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

Investments

During the first nine months of 2013, we invested $147.7 million of our cash and cash equivalents in U.S. treasury securities and corporate debt securities. We have classified these investments as available-for-sale securities and record the investments at fair value, which is based on quoted market prices. Accordingly, unrealized gains and losses on investments, net of tax, are recorded in other comprehensive income. Realized gains and losses are determined using the specific identification method.
We evaluate investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or they mature, investee's industry and amount of the unrealized loss. Based on these factors, the unrealized losses related to our corporate debt securities of $1.7 million were not determined to not be an other-than-temporary impairment at September 30, 2013.

Other critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no other significant changes in these policies during the first nine months of 2013, however we can not assure you that these policies will not change in the future.

Recently Issued and Adopted Accounting Standards
See Note 1 to our unaudited condensed consolidated financial statements included in this report for recently issued and adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality
Our residential real estate business and our resorts, leisure and leasing operation’s businesses are affected by seasonal fluctuations. Revenues from our resorts, leisure and leasing operation’s businesses are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Our residential real estate business revenues are typically higher in the second and third quarters than the first and fourth quarters due to increased customer traffic and sales.

Results of Operations
Consolidated Results
Revenues and expenses. The following table sets forth a comparison of the results of our operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Real estate sales	$12.8	$32.2	$27.9	$51.3
Resorts, leisure and leasing revenues	16.3	14.1	42.4	36.7
Timber sales	7.7	9.6	27.1	28.8
Total	36.8	55.9	97.4	116.8
Expenses:
Cost of real estate sales	7.0	14.5	15.7	25.1
Cost of resorts, leisure and leasing revenues	12.5	11.5	33.5	31.1
Cost of timber sales	4.8	5.5	16.7	18.0
Other operating expenses	2.6	3.4	8.7	11.4
Corporate expenses	4.2	3.2	13.1	12.6
Depreciation, depletion and amortization	2.3	2.4	7.0	7.2
Total	33.4	40.5	94.7	105.4
Operating income	3.4	15.4	2.7	11.4
Other income:
Investment income, net	0.6	0.3	1.0	1.2
Interest expense	(0.5)	(0.9)	(1.4)	(2.4)
Other, net	0.9	0.9	2.3	5.5
Total other income	1.0	0.3	1.9	4.3
Income before equity in loss from unconsolidated affiliates and income taxes	4.4	15.7	4.6	15.7
Equity in loss from unconsolidated affiliates	—	—	—	—
Income tax expense	(0.2)	(0.4)	(0.2)	(1.0)
Net income	$4.2	$15.3	$4.4	$14.7
Real Estate Sales. The decrease in real estate sales of $19.4 million, or 60%, during the three months ended September 30, 2013, as compared to the same period in 2012, was primarily due to a decrease of $22.5 million in commercial real estate and rural land sales. There were no significant commercial real estate or rural land sales during the three months ended September 30, 2013, as compared to five rural land sales for a total of $18.9 million, (including two rural land sales for a total of $18.3 million) and two commercial real estate sales for $3.6 million during the same period in 2012. Revenues from rural land and commercial real estate can vary drastically.
This decrease in real estate sales during the three months ended September 30, 2013, was partially offset by: (i) an increase in residential real estate sales of $1.0 million and (ii) $1.8 million from the sale of a build-to-suit property in our resorts, leisure and leasing operations segment. The increase in residential estate sales is due to higher volumes of homesites sold in our Northwest Florida primary communities, which included one sale of 62 homesites to a homebuilder, partially offset by a decrease in the volume of homesites sold in our Northwest Florida resort communities and our Northeast Florida primary community.

The decrease in real estate sales of $23.4 million, or 46%, during the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to a decrease of $33.3 million in commercial real estate and rural land sales. There were no significant commercial real estate or rural land sales during the nine months ended September 30, 2013, as compared to nine rural land sales for a total of $23.4 million, (including three rural land sales for $22.6 million,) and five commercial real estate sales for a total of $10.3 million, (including one commercial real estate sale for $5.4 million) during the same period in 2012. Revenues from rural land and commercial real estate can vary drastically.
This decrease in rural land and commercial real estate sales during the nine months ended September 30, 2013, was partially offset by: (i) an increase of $6.3 million from residential real estate sales primarily due to higher volumes of homesites sold in both our resort and primary communities; and (ii) an increase of $3.1 million from the sale of a build-to-suit property and a sale of real estate in our consolidated Pier Park North joint venture in our resorts, leisure and leasing operations segment.
Cost of Real Estate Sales. Cost of real estate sales decreased $7.5 million, or 52%, in the three month period ended September 30, 2013, and decreased $9.4 million, or 37%, in the nine month period ended September 30, 2013, as compared to the same periods in 2012 primarily due to the overall decrease in real estate sales.
Resorts, Leisure and Leasing Revenues and Costs of Revenues. Resorts, leisure and leasing revenues increased $2.2 million, or 16%, during the three months ended September 30, 2013, as compared to the same period in 2012, and increased $5.7 million, or 16%, during the nine months ended September 30, 2013, as compared to the same period in 2012. This increase in revenues was primarily due to an increase in the number and size of homes in our vacation rental program, higher average room rates and increased food and beverage sales at the WaterColor Inn.
Costs of resorts, leisure and leasing revenues increased $1.0 million, or 9%, during the three months ended September 30, 2013, as compared to the same period in 2012, and increased $2.4 million, or 8%, during the nine months ended September 30, 2013, as compared to the same period in 2012, due to the overall increase in resorts, leisure and leasing revenues.
Timber Revenues and Costs of Timber Sales. Timber sales decreased $1.9 million, or 20%, during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a 27% decrease in tons sold, which was driven by the unusual amounts of rain during the quarter, which negatively impacted our ability to harvest, partially offset by increased prices of 8% in pine pulpwood and 16% in pine sawtimber. Cost of timber sales decreased by $0.7 million or 13% primarily due to the decrease in tons sold during the three months ended September 30, 2013, as compared to the same period in 2012.
Timber sales decreased $1.7 million, or 6%, during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to a 15% decrease in tons sold, partially offset by increased prices of 8% in pine pulpwood and 14% in pine sawtimber. The volume of tons sold decreased due to the unusual amounts of rain in 2013, which negatively impacted our ability to harvest combined with temporary plant shutdowns or slowdowns at some of our customers' facilities. Cost of timber sales decreased by $1.3 million or 7% primarily due to the decrease in tons sold during the nine months ended September 30, 2013, as compared to the same period in 2012.
Other Operating and Corporate Expenses. Other operating and corporate expenses increased by $0.2 million, or 3%, during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in pension expense of $0.5 million, partially offset by decreases in property taxes and owner association fees.
Other operating and corporate expenses decreased by $2.2 million, or 9%, during the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to decreases in employee costs, director fees and stock compensation totaling $0.8 million and a net decrease of $1.4 million in property taxes, owner association fees and professional fees.

Other income. Other income consists primarily of investment income, interest expense, gains and losses on dispositions of assets and expense related to our standby guarantee liability and other income.
Interest expense decreased by $0.4 million and $1.0 million during the three and nine month periods ended September 30, 2013, respectively, as compared to same periods in 2012, primarily due to the prepayment of CDD bonds in the third quarter of 2012.

Other, net was relatively flat during the three months ended September 30, 2013, as compared to the same period in 2012, and decreased by $3.2 million during the nine month period ended September 30, 2013, as compared to the same period in 2012, primarily due to the cash receipt of $1.7 million for the DeepWater Horizon claim during the nine months ended September 30, 2012, the reversal of the $0.8 million Southwest Airlines liability guarantee that terminated in the second quarter of 2012, and gains from the sale of property and equipment during the nine months ended September 30, 2012.
Income Tax Expense. We had tax expense of $0.2 million during the three and nine months ended September 30, 2013 as compared to income tax expense of $0.4 million and $1.0 million during the three and nine months ended September 30, 2012, respectively.

Segment Results
Residential Real Estate
The table below sets forth the results of operations of our residential real estate segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Real estate sales	$10.5	$9.6	$23.6	$17.4
Other	0.2	0.1	0.4	0.3
Total revenues	10.7	9.7	24.0	17.7
Expenses:
Cost of real estate sales	6.0	7.0	13.9	12.0
Other operating expenses	1.7	2.0	5.8	7.1
Depreciation and amortization	0.2	0.4	0.6	1.3
Total expenses	7.9	9.4	20.3	20.4
Operating income (loss)	2.8	0.3	3.7	(2.7)
Other expense	(0.4)	(0.9)	(1.1)	(2.2)
Income (loss)	$2.4	$(0.6)	$2.6	$(4.9)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Three Months Ended September 30, 2013					Three months ended September 30, 2012
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	22	$4.7	$2.4	$2.3	48.9%	25	$6.6	$4.3	$2.3	34.8%
Primary homesites	72	5.3	3.2	2.1	39.6%	13	0.6	0.5	0.1	16.7%
Single family homes	—	—	—	—	—%	1	0.5	0.5	—	—%
Northeast Florida:
Primary homesites	16	0.5	0.4	0.1	20.0%	18	0.7	0.5	0.2	28.6%
Single family homes	—	—	—	—	—%	1	1.2	1.2	—	—%
Total	110	$10.5	$6.0	$4.5	42.9%	58	$9.6	$7.0	$2.6	27.1%

Northwest Florida resort homesites
Real estate sales decreased $1.9 million, or 29%, during the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to a decrease in volume of homesites sold in our WaterSound West Beach community and the sale of two higher priced homesites for a total of $2.0 million in our WaterColor community during the three months ended September 30, 2012; partially offset by increases in the prices of homesites sold in the majority of our Northwest Florida resort communities, which also resulted in an increase in our gross profit margin during the three months ended September 30, 2013, as compared to the same period in 2012.

Northwest Florida primary homesites
Real estate sales increased $4.7 million, or 783%, due to a sale of 62 homesites to a homebuilder in our WaterSound primary community during the three months ended September 30, 2013 that was financed by us with a note receivable. Our gross profit margin increased to 39.6% due to the product mix of homesites sold. During the three months ended September 30, 2013, sales of homesites were primarily in our WaterSound and Breakfast Point primary communities in Northwest Florida, which have historically had higher prices and margins than sales of homesites in our SouthWood community where most of the sales occurred during the three months ended September 30, 2012.

Northeast Florida primary homesites
Real estate sales decreased $0.2 million, or 29%, due to timing of homesite sales in our builder program. The decrease in gross profit margin is due to the product mix of homesites sold in our RiverTown community during the three months ended September 30, 2013, as compared to the same period in 2012.
Other operating expenses include salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses were $1.7 million for the three months ended September 30, 2013, as compared to $2.0 million for three months ended September 30, 2012. The decrease of $0.3 million in operating expenses was primarily due to reductions in property taxes and owner association fees.

During the three months ended September 30, 2013 and 2012, we capitalized less than $0.1 million of indirect development costs for residential development projects.
Other expense includes interest expense on our CDD assessments, which decreased $0.5 million during the three months ended September 30, 2013, as compared to the same period in 2012, primarily as a result of the prepayment of CDD debt in the third quarter of 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Nine Months Ended September 30, 2013					Nine Months Ended September 30, 2012
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	78	$13.7	$7.4	$6.3	46.0%	58	$12.3	$7.9	$4.4	35.8%
Primary homesites	119	8.0	5.0	3.0	37.5%	41	2.3	1.6	0.7	30.4%
Single-family homes	1	0.3	0.3	—	—%	1	0.5	0.5	—	—%
Northeast Florida:
Primary homesites	44	1.6	1.2	0.4	25.0%	31	1.1	0.7	0.4	36.4%
Single-family homes	—	—	—	—	—%	1	1.2	1.2	—	—%
Total	242	$23.6	$13.9	$9.7	41.1%	132	$17.4	$11.9	$5.5	31.6%

Northwest Florida resort homesites
Real estate sales increased $1.4 million, or 11%, and gross profit margins increased to 46% during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to an increase in volume and pricing in our WaterColor and WaterSound West Beach communities. This increase in volume includes a sale of 19 lots to a homebuilder in our WaterSound West Beach resort community, of which we have recognized revenue of $1.0 million during the nine months ended September 30, 2013.

Northwest Florida primary homesites
Real estate sales increased $5.7 million, or 248%, and gross profit margin increased to 37.5%, during the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to: (i) a sale of 62 homesites to a homebuilder in our WaterSound primary community that was financed by us with a note receivable, (ii) increases in volume and prices of homesites sold in our Breakfast Point community and (iii) an increase in prices of homesites in our SouthWood community.

Northeast Florida primary homesites
Real estate sales increased $0.5 million, or 45%, due to an increase in volume of homesites sold in our RiverTown community during the nine months ended September 30, 2013, as compared to the same period in 2012. The decrease in the gross profit margin is primarily driven by the product mix of homesites sold in our RiverTown community during the nine months ended September 30, 2013, as compared to the same period in 2012.

Other operating expenses were $5.8 million for the nine months ended September 30, 2013, as compared to $7.1 million for nine months ended September 30, 2012. This decrease of $1.3 million in operating expenses was primarily due to reductions in employee costs, property taxes and owner association fees.
During the nine months ended September 30, 2013 and 2012, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense includes interest expense on our CDD assessments, which decreased $1.1 million during the during the nine months ended September 30, 2013, as compared to the same period in 2012, as a result of the prepayment of CDD debt in the third quarter of 2012.
Commercial Real Estate
During the three and nine months ended September 30, 2013, there were no significant transactions of commercial real estate as compared to two commercial land sales for a total of $3.6 million during the three months ended September 30, 2012, and five commercial real estate sales for a total of $10.3 million during the nine months ended September 30, 2012, which included one sale for $5.4 million. The timing of commercial real estate revenues can vary depending on the demand, size and location of the property.
Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other operating expenses were $0.4 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and were $1.9 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. The declines in other operating expenses during the three and nine months ended September 30, 2013 as compared to the same period in 2012 were primarily due to reduced employee costs and property taxes.
Rural Land
During the three and nine months ended September 30, 2013, there were no significant transactions in our rural land segment as compared to five rural land sales for $18.9 million and nine rural land sales for a total of $23.4 million during the three and nine months ended September 30, 2012, respectively. Revenues can vary drastically in our rural land segment.

Resorts, Leisure and Leasing Operations
The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Resorts and vacation rentals	$12.0	$10.0	$30.0	$25.4
Golf courses	2.2	2.2	6.9	6.7
Marinas	0.9	0.9	2.2	2.2
Leasing operations	1.2	1.0	3.3	2.4
Real estate sales	2.1	—	3.1	—
Total resorts, leisure and leasing	18.4	14.1	45.5	36.7
Expenses:
Cost of resorts and vacation rentals	9.2	8.1	24.0	21.4
Cost of golf courses	2.0	2.1	6.3	6.2
Cost of marina revenues	0.7	0.7	1.6	1.7
Cost of leasing operations	0.6	0.6	1.6	1.8
Cost of real estate sales	1.0	—	1.5	—
Operating expenses	0.1	0.1	0.2	0.2
Depreciation	1.7	1.4	4.9	3.9
Total	15.3	13.0	40.1	35.2
Operating income	3.1	1.1	5.4	1.5
Other income	—	0.1	0.3	0.6
Net income	$3.1	$1.2	$5.7	$2.1
Revenues from resort and vacation rentals increased $2.0 million, or 20%, during the three months ended September 30, 2013, as compared to the same period in 2012, and increased $4.6 million, or 18%, during the nine months ended September 30, 2013, as compared to the same period in 2012. These increases were primarily due to an increase in the number and size of homes in our vacation rental program, higher average room rates and increased food and beverage sales at the WaterColor Inn.
Revenues from our leasing operations increased due to rent commencing from build-to-suit leases during the second half of 2012.
Revenues from real estate sales was due to a sale of a build-to-suit property during the three months ended September 30, 2013, and property in our consolidated joint venture in Pier Park North during the nine months ended September 30, 2013.
During the three and nine months ended September 30, 2013 and 2012, the Company has capitalized $0.1 million and $0.4 million of indirect development costs related to Pier Park North, which construction began in 2013.

Forestry
The table below sets forth the results of operations of our forestry segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Revenues:
Timber sales	$7.7	$9.6	$27.1	$28.8
Expenses:
Cost of timber sales	4.8	5.5	16.7	18.0
Other operating expenses	0.3	0.4	0.7	1.2
Depreciation and depletion	0.4	0.5	1.4	1.6
Total expenses	5.5	6.4	18.8	20.8
Operating income	2.2	3.2	8.3	8.0
Other income	0.6	0.5	1.7	1.6
Net income	$2.8	$3.7	$10.0	$9.6
The relative contribution to our timber sales by major item for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Percent of total tons sold:
Pine pulpwood	83%	72%	72%	69%
Pine sawtimber	14%	20%	23%	24%
Pine grade logs	3%	7%	5%	6%
Other	—%	1%	—%	1%
Total	100%	100%	100%	100%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table set forth our timber sales activity by volume sold and average price:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$3.9	140,000	$27.86	$3.8	150,000	$25.33
Open market sales	3.6	132,000	$27.27	5.6	222,000	$25.23
Total	$7.5	272,000	$27.57	$9.4	372,000	$25.27

Timber sales include sales of wood fiber to RockTenn, pursuant to the RockTenn Supply Agreement, and sales in the open market. RockTenn has a Panama City, Florida mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. Sales under this agreement have increased $0.1 million during the three months ended September 30, 2013, as compared to the same period in 2012, due to increased prices, offset by a decrease in tons sold. Open market sales decreased by $2.0 million primarily due to less tons sold, partially offset by an increase in prices during the three months ended September 30, 2013, as compared to the same period in 2012.
The gross margin decreased during the three months ended September 30, 2013, to 37.6%, as compared to 42.7% in the same period in 2012, primarily due to the unusual amounts of rain during the quarter, which negatively impacted our ability to harvest timber and lowered volumes of higher margin products during the three months ended September 30, 2013, as compared to the same period in 2012.
Other income consists primarily of income from hunting leases.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table set forth our timber sales activity by volume sold and average price:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$11.5	417,000	$27.58	$11.0	440,000	$25.00
Open market sales	15.2	520,000	$29.23	17.5	658,000	$26.60
Total	$26.7	937,000	$28.50	$28.5	1,098,000	$25.96
Sales under the RockTenn Supply Agreement have increased $0.5 million during the nine months ended September 30, 2013, as compared to the same period in 2012, due to increased prices, partially offset by a decrease in tons sold. Open market sales decreased $2.3 million due to less tons sold, partially offset by increased prices during the nine months ended September 30, 2013, as compared to the same period in 2012.
The gross margin increased during the nine months ended September 30, 2013, to 38.3%, as compared to 37.5% in the same period in 2012, due to increased prices during the nine months ended September 30, 2013, as compared to the same period in 2012.
Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of September 30, 2013, we had cash and cash equivalents of $22.8 million, compared to $166.0 million as of December 31, 2012. During the nine months ended September 30, 2013, we transferred a total of $150.0 million of our cash into an investment account managed by Fairholme Capital Management, L.L.C. (“Fairholme”).
In April 2013, we engaged Fairholme to serve as an investment advisor to the Company. Fairholme will receive no compensation for their services to the Company. As of September 30, 2013, Fairholme owns approximately 27% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme and the Chairman of our Board of Directors.

Pursuant to the terms of the Investment Management Agreement (the “Agreement”) with Fairholme, Fairholme agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company's Board of Directors. The investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account be held in cash, investment grade cash equivalents or U.S. treasury securities, (ii) no more than 50% of the investment account be held in corporate debt securities, which may be investment grade or non-investment grade, and (iii) no more than 10% of the investment account be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in equity securities. As of September 30, 2013, the investment account included $2.4 million of money market funds, $125.0 million of U.S. treasury securities and $21.1 million of corporate debt securities, which were non-investment grade.
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
The construction loan entered into by the Pier Park North joint venture requires us to provide certain guarantees and covenants as described in Note 5, Real Estate Joint Ventures. These covenants include that we maintain minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents of $25 million.
We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our anticipated working capital needs and expected capital expenditures for the next twelve months.
We expect to incur approximately $6.3 million in future capital expenditures during the remainder of 2013 for the development of our residential real estate projects. Expected capital expenditures exclude additional cash contributions of $3.9 million that we expect to make for the Pier Park North joint venture. Capital expenditures during the remainder of 2013 and early 2014 related to the Pier Park North joint venture are expected to be $46.2 million, of which the Company will fund $3.9 million in cash and the remainder will be funded by the other partner and the joint venture's construction loan proceeds.
CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying either as the property is sold by us. We have recorded debt of $11.4 million related to CDD debt as of September 30, 2013. Total outstanding CDD assessments were $33.7 million at September 30, 2013, which is comprised of $19.0 million at SouthWood, $11.3 million at RiverTown, and $3.4 million at the existing Pier Park mall.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$13.7	$29.7
Net cash used in investing activities	(159.6)	(0.3)
Net cash provided by (used in) financing activities	2.7	(19.4)
Net (decrease) increase in cash and cash equivalents	(143.2)	10.0
Cash and cash equivalents at beginning of the period	166.0	162.4
Cash and cash equivalents at end of the period	$22.8	$172.4
Cash Flows from Operating Activities
Net cash provided by operations was $13.7 million for nine months ended September 30, 2013, as compared to $29.7 million for the same period in 2012. Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land segment, our timberland operations, land developed by the commercial real estate segment and land developed to be sold in our Pier Park North joint venture.
During the nine months ended September 30, 2013, capital expenditures related to assets ultimately planned to be sold consisted of $9.7 million relating to our residential real estate segment, $2.3 million for our commercial real estate segment, $2.7 million for our forestry segment and $0.2 million related to our resorts, leisure and leasing segment.
Cash Flows used in Investing Activities
Cash flows used in investing activities primarily includes purchases and sales of investments and capital expenditures for property and equipment used in our operations. During the nine months ended September 30, 2013, cash flows used in investing activities were $159.6 million, which includes our total purchases, sales and maturities of U.S treasury securities and corporate debt securities of $147.6 million.
In addition, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture's operations are included within investing activities in our statement of cash flows. These capital expenditures were $8.8 million in the nine months ended September 30, 2013. In addition, during the nine months ended September 30, 2013, capital expenditures for other property and equipment were $3.1 million, which were primarily for our resorts, leisure and operating segment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2013. This includes $3.1 million for the non-controlling partner’s cash contributions to the Pier Park North joint venture, partially offset by payments of long term debt of $0.3 million.

Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a construction loan agreement for $40.5 million that matures in February 2016 at which time there is an option for a two year extension. The construction loan requires the Company to provide the following: (i) completion guarantee until substantial completion; (ii) principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud. In addition, the construction loan includes covenants that require the Company to maintain minimum liquidity, which is defined as unencumbered and unrestricted cash or cash equivalents of $25 million and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.
There were no other material changes to the quantitative and qualitative disclosures about off-balance sheet arrangements presented in our Form 10-K for the year ended December 31, 2012, during the first nine months of 2013.

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our proposed land sale to AgReserves, Inc.

•	our expectation that we will reduce future planned capital expenditures and reposition certain assets, and our expectation regarding the sale of such assets;

•	our expectation regarding future capital expenditures and the sources for these expenditures;

•	our expectation regarding the timing of our cash contributions to the Pier Park North Project;

•	our expectation regarding the effect and timing of the termination of our pension plan;

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

•
our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us; and

•	our belief regarding compliance with environmental and other applicable regulatory matters.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2012 and subsequent Form 10-Qs (including in Section 1A risk factors below) and other current reports, and the following:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of our Sale Agreement with AgReserves, Inc. or the failure to satisfy the closing conditions contained therein;

•	our ability to obtain regulatory approvals for the Proposed Sale to AgReserves, Inc. and the timing and conditions for such approvals;

•	our ability to obtain shareholder approval of the Proposed Sale to AgReserves, Inc.;

•	the risk that the anticipated benefits from the Proposed Sale to AgReserves, Inc. may not be realized, may take longer to realize than expected, or may cost more to achieve than expected;

•	any disruption from the Proposed Sale to AgReserves, Inc. making it more difficult to maintain relationships with contractors, customers or employees, whether or not the Proposed Sale is consummated;

•	unexpected costs or unexpected liabilities (including litigation) that may arise from the Proposed Sale to AgReserves, Inc., whether or not the Proposed Sale is consummated;

•	our ability to retain key personnel;

•	a delay in the recovery of real estate markets in Florida and across the nation, or any further downturn in such markets;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to successfully dispose of our repositioned assets and other properties at contemplated margins and within anticipated timeframes;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	our ability to capitalize on our cost reduction initiatives implemented in 2011, and the impact of our restructuring initiatives on our operations;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	significant decreases in market value of our investments in marketable securities;

•	our ability to successfully estimate the impact of certain accounting and tax matters;

•	our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land;

•
natural disasters or catastrophic events such as hurricanes, floods, acts of war or terrorism and other unforeseen damage for which our insurance may not provide adequate coverage or for which we are self-insured;

•	the adverse impact of the Deepwater Horizon oil spill to the future growth of Northwest Florida and other coastal states;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders; and

•	significant tax payments arising from any acceleration of deferred taxes.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. There have been no other material changes to the quantitative and qualitative disclosures about market risk set forth in our Form 10-K for the year ended December 31, 2012, during the first nine months of 2013.

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
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

On March 29, 2011 and July 21, 2011, two separate derivative lawsuits were filed by shareholders on behalf of St. Joe against certain of its officers and directors in the United States District Court for the Northern District of Florida (Nakata v. Greene, et. al., No. 5:11-cv-00090 and Packer v. Greene, et al., No. 3:11-cv-00344). The complaints alleged breaches of fiduciary duties, waste of corporate assets and unjust enrichment arising from allegations of improper accounting treatment of the Company’s assets. On September 12, 2011, a third derivative lawsuit was filed in the Northern District of Florida (Shurkin v. Berkowitz, et al., No. 5:11-cv-304) making similar claims as those in the Nakata and Packer actions. On October 21, 2011, the court issued an order consolidating the Nakata and Packer lawsuits. On March 28, 2013, the plaintiff in the Shurkin action filed a notice of voluntary dismissal, without prejudice, and, on April 1, 2013, the court entered an order closing the case. On September 5, 2013, the court granted the Nakata and Packer plaintiffs’ motion for voluntary dismissal, without prejudice, and closed the case.

Item 1.A.    Risk Factors
In our report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, we identify under Item 1A risk factors, risk factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no material changes in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2012, except for those set forth in Item 1A risk factors of our Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 8, 2013, and the following:

Failure to complete the Proposed Sale to AgReserves, Inc. could negatively impact our share price, our future business and financial results.

We cannot assure you that the Proposed Sale to AgReserves, Inc. will be approved by our shareholders or that the other conditions to the completion of the Proposed Sale will be satisfied. If the Proposed Sale is not completed, we will not receive any of the expected benefits of the Proposed Sale and we will be subject to risks and/or liabilities, including the following: (i) failure to complete the Proposed Sale might be followed by a decline in the market price of our common stock; (ii) pursuant to the Sale Agreement we may be required, under certain circumstances, to reimburse AgReserves, Inc.’s costs and expenses or pay AgReserves, Inc. a termination fee of approximately $21 million; (iii) certain costs relating to the Proposed Sale (such as legal, accounting, financial advisory and broker fees) are payable by us whether or not the Proposed Sale is completed; (iv) the Proposed Sale may make it more difficult for us to maintain our relationships with contractors, customers or employees (including key personnel), whether or not the Proposed Sale is consummated; and (v) unexpected costs or unexpected liabilities (including litigation) may arise from the Proposed Sale, whether or not the Proposed Sale is consummated.

Item 6.        Exhibits

Exhibit Index

Exhibit Number	Description
*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	November 7, 2013	/s/ Park Brady
Park Brady
Chief Executive Officer
(Duly Authorized Officer)

Date:	November 7, 2013	/s/ Marek Bakun
Marek Bakun
Chief Financial Officer
(Principal Financial Officer)