Form 10-K
period 2013-12-31
ST JOE CO
filed 2014-02-28
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 South WaterSound Parkway WaterSound, Florida	32413
(Address of principal executive offices)	(Zip Code)
(850) 231-6400
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2013, was approximately $786.0 million.
As of February 24, 2014, there were 92,313,182 shares of common stock, no par value, issued of which 92,292,913 were outstanding, and 20,269 are shares of treasury stock.
Documents Incorporated by Reference
Portions of the Registrant's definitive proxy statement for its 2014 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 2013, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.        Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.
General
St. Joe was incorporated in 1936 and is a Florida real estate development and operating company. As of December 31, 2013, St Joe owned land, timber and resort, leisure and leasing assets concentrated primarily between Tallahassee and Destin, Florida. Of the 567,000 acres of land we owned as of December 31, 2013, most was acquired decades ago and, as a result, had a very low initial cost basis, before development costs.
The Company has significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of such assets opportunistically or when we believe they have reached their highest and best use.

AgReserves Sale

On November 6, 2013, we entered into a purchase and sale agreement (the “AgReserves Sale Agreement”) with AgReserves Inc. (“AgReserves”) for the sale of approximately 382,834 acres of land located in Northwest Florida owned by us, along with certain other assets and inventory and rights under certain continuing leases and contracts, to AgReserves for $565 million subject to adjustment as set forth in the sale agreement (the “AgReserves Sale”). The acreage to be included in the AgReserves Sale includes substantially all of our land designated for forestry operations as well as other land (i) that is not utilized in our residential or commercial real estate segments or our resorts, leisure and leasing segment or (ii) that is not part of our development plans. The acreage to be included in the AgReserves Sale is subject to limited adjustments based on title and environmental diligence and casualty events between signing and closing. As of December 31, 2013, the estimated carrying amount of the assets to be included in the AgReserves Sale were $56.4 million and the estimated carrying amount of the liabilities to be included in the AgReserves Sale were $12.6 million, which includes approximately $11 million of deferred revenue related to a 2006 rural land sale, where title has not yet transferred to the buyer. As part of the AgReserves Sale Agreement, this land is expected to be transferred to AgReserves to ultimately transfer title to the buyer.
AgReserves has delivered a deposit of $37.5 million for the AgReserves Sale and the remaining purchase price is payable at closing in cash or, at our option, a combination of cash and timber notes.

The closing of the AgReserves Sale is subject to a number of conditions, including among others: (i) approval by our shareholders (a shareholders’ meeting for this purpose is presently scheduled for March 4, 2014), (ii) the expiration or termination of all waiting periods under regulatory law applicable to the AgReserves Sale, and (iii) the purchase price not being reduced by more than $40 million as a result of any reduced acreage.

The AgReserves Sale Agreement contains certain termination rights, including if it is not completed on or before May 1, 2014 or if the approval of our shareholders is not obtained. If the AgReserves Sale is terminated under certain circumstances, we may be required to pay AgReserves certain fees and expenses, including: (i) a termination fee of approximately $21 million if (a) in certain cases, our shareholders’ do not approve the AgReserves Sale, (b) we enter into a definitive transaction agreement providing for the consummation of the transaction contemplated by a Superior Proposal (as defined in the AgReserves Sale Agreement), or (c) our Board makes a Recommendation Change (as defined in the AgReserves Sale Agreement) or fails to recommend that our shareholders approve the AgReserves Sale; or (ii) AgReserves’ transaction costs and expenses which in some cases are limited to $1.5 million. Except in certain limited cases as set forth in the AgReserves Sale Agreement, we are required to return the deposit to AgReserves if the AgReserves Sale is terminated.

RiverTown Sale

On December 31, 2013, we entered into a purchase and sale agreement (the “RiverTown Sale Agreement”) with Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”) to sell approximately 4,057 acres of real property, which primarily constitutes the RiverTown community in St. Johns County, Florida, along with all of our related development or developer rights, founder’s rights and certain tangible and intangible personal property (collectively the “RiverTown Community”), to Mattamy for $43.6 million subject to adjustments and prorations as set forth in the RiverTown Sale Agreement (the “RiverTown Sale”). The closing is subject to customary real estate closing conditions. As of December 31, 2013, the estimated net carrying amount of the assets and liabilities to be included in the RiverTown Sale were $16.7 million.

Additionally, pursuant to the RiverTown Sale Agreement, Mattamy will be required to:
(i) purchase certain RiverTown Community related impact fee credits from us following the closing as the RiverTown Community is developed, and
(ii) assume our Rivers Edge Community Development District (“CDD”) obligations. As of December 31, 2013, our total outstanding Rivers Edge CDD assessment was $11.1 million, of which $5.6 million is recorded as a liability for the Rivers Edge CDD assessments associated with platted property.

Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, we could receive at the end of that five-year period). However, the actual additional consideration received for the impact fees will be based on Mattamy’s actual development of the RiverTown Community, the timing of Mattamy’s development of the RiverTown Community and the cost for impact fees at the time of such development (as determined by St. Johns County’s then current impact fee cost schedule), which are all factors beyond our control. We cannot provide any assurance as to the amount or timing of any payments we may receive for the impact fees.

Mattamy has delivered an initial refundable deposit of $0.1 million, and the balance of the deposit, $1.9 million, which may at Mattamy’s election be paid in the form of a letter of credit, will be due within 3 business days of the conclusion of the inspection period. The remaining balance of the purchase price is payable at closing in cash.

The RiverTown Sale Agreement contains certain termination rights, including Mattamy’s right to terminate the RiverTown Sale, in its sole and absolute discretion, at any time before the expiration of the inspection period and receive a full refund of the deposit then paid. Additionally, the RiverTown Sale Agreement provides that the closing shall occur no later than March 30, 2014. Except in certain limited cases as set forth in the RiverTown Sale Agreement, we are required to return the deposit to Mattamy if the RiverTown Sale Agreement is terminated.

Except as otherwise noted, this Annual Report on Form 10-K has not been updated to reflect the AgReserves Sale or the RiverTown Sale (collectively the “Proposed Sale Transactions”).

Business Strategy

Following the consummation of the Proposed Sale Transactions, we expect to continue to be the owner of approximately 180,000 acres of land concentrated primarily in Northwest Florida, which we predominantly use or intend to use for, or in connection with, our various residential or commercial real estate developments, resorts, leisure and leasing operations or our forestry operations on a limited basis.

The lands being sold as part of the AgReserves Sale include land designated as forestry or preserve land which we do not expect to be improved for higher or better uses, other than as farmland in the foreseeable future. Following the closing of the AgReserves Sale, we expect to continue our forestry operations on a limited basis. The RiverTown Community is located in Northeast Florida, and is non-strategic to our long-term strategy.
If the Proposed Sale Transactions close, we believe the net proceeds will provide us with significant liquidity and numerous opportunities to create long-term value for our shareholders. We also believe that the long-term interests of our shareholders are best served by our management focusing on our core business activities: real estate development in Northwest Florida, including opportunities in the active adult market; expanding our resort and leisure operations; and activating the Port of Port St. Joe (the “Port of St. Joe”). Specifically, in 2014, we intend to focus on the following initiatives:

•
Explore opportunities to capitalize on the growing retirement demographic. We believe that there is a growing retirement demographic that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in this market place. Consequently, we plan to continue the planning necessary to develop mixed-use and active adult community or communities, which we are exploring launching in the next 18 to 24 months. In 2013, we commenced the process to update and expand the previously approved West Bay Sector Plan, to establish a long-term land use master plan, to accommodate among other things, the concept of mixed-use and active adult community or communities.

•
Expand our vacation rental programs. On January 1, 2014, we launched St. Joe Club & Resorts, a private membership club that provides members access to a diverse offering of benefits and privileges at Shark's Tooth Golf Club, WaterSound Beach Club and Camp Creek Golf Club in addition to other St. Joe owned and operated facilities. As part of St. Joe Club & Resorts, we are expanding our vacation rental management services. Traditionally, we have only managed luxury homes in the WaterColor and WaterSound Beach communities, but now we are also offering luxury vacation home management services to homeowners in surrounding communities.

•
Develop new commercial and industrial uses for our land portfolio. We intend to continue exploring new commercial and industrial uses for our land portfolio that we believe will be accretive in value to our shareholders. The substantial majority of our land is strategically located within 15 miles of the coast of the Gulf of Mexico and adjacent to major roads or the Northwest Florida Beaches International Airport. As such, we believe we are uniquely positioned to develop, alone and in conjunction with strategic partners, our land for commercial and industrial use. As part of this strategy, we will continue to seek opportunities to develop and exploit the following projects, as well as others that may evolve.

◦
Port of St. Joe. We believe the Port of St. Joe can benefit from the expected long-term economic growth in the Southeastern United States and increased traffic from the widening of the Panama Canal. We believe the Port of St. Joe is well positioned for bulk cargo shipments, offering access to rail, the U.S. Gulf Intracoastal Waterway and state and U.S. highways. However, prior to being able to commence any shipping activities, the Port of St. Joe’s shipping channel must first be dredged up to the federally authorized depth of 35 to 37 feet, which is dependent on regulatory approval and funding and may span multiple years. Additional regulatory approvals may have to be obtained and other infrastructure improvements may have to be made to the Port of St. Joe, which may span multiple years.

During 2013, we continued our efforts by signing letters of intent (“LOIs”) that contemplate economic development opportunities for Florida's Northwest region, including the potential to bolster usage of the AN Railway and make the Port of St. Joe operational. The LOIs state that the obligations of both us and the other party are contingent upon the Port of St. Joe receiving funding to complete the dredging of the shipping channel. In 2013, the Port of St. Joe Port Authority received a grant of $0.8 million from The Florida Department of Transportation and has begun the process to secure the necessary permits to dredge the shipping channel that services the Port of St. Joe.

◦
AN Railway Rail and Right-of-Way. We own the rail and right-of-way for a short line freight railroad operated by AN Railway, LLC that begins at the Port of St. Joe and connects with CSX Transportation in Chattahoochee, Florida. AN Railway has received a commitment for the issuance of a grant of $3.75 million from the Florida Department of Transportation to rehabilitate the rail and certain structures over the Apalachicola River to accommodate freight trains to and from Port St. Joe. We believe that these improvements to the rail infrastructure will help the Port St. Joe and encourage new port-related industrial and commercial business.

◦
VentureCrossings. We plan to continue to seek opportunities to increase interest for VentureCrossings, our West Bay industrial and commercial development, which can support up to 5.9 million of leasable square feet. In 2012, Exelis Inc. moved into our 105,000 square foot building in VentureCrossings, which includes 70,000 square feet of manufacturing space and 30,000 square feet of office space. We built and own the building, and lease the facility to Exelis Inc. under a long-term lease.

•
We are developing leasable properties in or near our assets. For example, we are currently developing a 330,000 square foot retail lifestyle center in Panama City Beach with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. In addition, our resorts, leisure and leasing operations provide a profitable stream of recurring lease revenue to us and encourage development of our other residential and commercial ventures.

•
Explore partnerships with best of class operators. We believe that by entering into partnerships, joint ventures or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing capital requirements.

•	Continue efficient operations. We expect to continue a cost and investment discipline to ensure bottom line performance in all environments.
Our Business
We currently operate our business in five reportable operating segments: (1) residential real estate, (2) commercial real estate, (3) rural land, (4) resorts, leisure and leasing operations and (5) forestry. For financial information about our operating segments, please see Note 19, Segment Information of our Consolidated Financial Statements included in this Form 10-K.

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage, and other waterfront properties concentrated primarily between Tallahassee and Destin, Florida.
Our real estate investment strategy focuses on projects that meet our risk-adjusted investment return criteria. We adopted a rate of return against which we evaluate our capital expenditures and investments. The time frame for these expenditures and investments will vary based on the type of project. However, we will only incur such expenditures if our analysis indicates that the project will generate a return equal to or greater than the threshold return over its life. While an analysis is conducted for capital expenditures and investments in each of our five segments, we currently anticipate that the majority of our future capital expenditures and investments will be in residential real estate and in our Pier Park North joint venture.

Within our residential real estate business, we currently have two types of communities. The first, our residential resort communities, are positioned to attract primarily second home buyers. Our successful projects in this category include the WaterColor and WaterSound Beach communities, which were built in a region of Florida that has historically attracted second home buyers. During 2013, we saw increased demand for homes in these established resort communities as sales increased 28% and lot prices increased 8-16% as compared to the prior year. Less developed communities continue to have low sales volume and little price appreciation. We intend to maximize profits and long-term value in our successful residential resort communities by continually testing the upside on lot prices in these communities. With respect to less developed communities, we await demand or seek alternative uses.
Our second type of residential communities is our primary home communities, which are for buyers who tend to use the community for their primary residence. Our WaterSound, Breakfast Point, SouthWood and RiverTown communities are our largest projects in this category. During 2013, we have seen increased demand from builders for our developed lots in our WaterSound and Breakfast Point primary home communities as sales increased over 200% and lot prices increased up to 45% in 2013. As discussed above, we entered into a sale agreement to sell our RiverTown Community in December 2013. See “RiverTown Sale” for additional information.

Commercial Real Estate
In our commercial real estate segment we plan, develop, manage and sell real estate, including commercial operating property, for commercial purposes. We focus on commercial development and sales in Northwest Florida because of our large land holdings surrounding the Northwest Florida Beaches International Airport, along roadways and near or within business districts in the region. We provide development opportunities for national and super regional retailers and our strategic partners in Northwest Florida. We offer land for commercial and light industrial uses. We also develop commercial parcels within or near existing residential development projects.
Our commercial real estate includes industrial parks and several commerce parks. One of the industrial parks is our VentureCrossings Enterprise Centre, a commercial and industrial development adjacent to the Airport. We are soliciting global office, retail and industrial users for this prime development location and during 2012, we completed construction and commenced recognizing rent on a 105,000 square foot building leased by Exelis Inc.
The operations of commercial properties are managed and reported in our resorts, leisure and operation's segment and the sale of commercial operating property is managed and reported in our commercial real estate segment. In 2013, our commercial real estate segment capitalized on the sale of certain commercial operating properties, including two built-to-suit properties.
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
Resort and Leisure Business
WaterColor Inn and Vacation Rentals. Our WaterColor Inn and Resort is an award winning boutique hotel, which provides guests with a beach club, spa, tennis center, an award-winning restaurant and complementary retail and commercial space. In addition our vacation rental business rents private homes in the WaterColor, WaterSound Beach and surrounding communities, to individuals who are vacationing in the area. We do not generally own the homes, but for a fee, we advertise, take reservations, check-in and check-out, and clean and maintain the home for the homeowner. Our resorts and leisure businesses are managed for us by a third party management company.
Golf Courses and Marinas. We own four golf courses in Northwest Florida. Three of them are in the Panama City Beach area and the fourth is located in Tallahassee. The golf courses are situated in or near our residential communities. We also own and operate two marinas. Our golf courses and marinas are managed for us by a third party management company.
St. Joe Club & Resorts. On January 1, 2014, we launched St. Joe Club & Resorts a private membership club that provides members access to a diverse offering of benefits and privileges to certain of our golf courses and other resort facilities. In addition, we are expanding our vacation rental management services by offering vacation home management services to homeowners in surrounding communities.
Leasing Operations
Our leasing operations business includes our retail and commercial leasing. Our retail leasing business principally arose in connection with the growth in our residential developments. We have several small retail shopping centers located in or very near to some of our residential projects, such as the WaterColor, WaterSound Beach, SouthWood and WindMark Beach communities that are managed by our leasing team. The success of these small retail centers is closely tied to the success of the residential developments from which they draw their customers.
From time to time, we may sell certain resort, leisure and operating properties. The sale of these assets are managed and reported in our commercial real estate segment.
Forestry
We own and operate forestry operations in Northwest Florida. As of December 31, 2013, we had 545,000 acres designated for forestry operations, including land in West Bay, and had the ability to consistently harvest approximately 315,000 acres. Subsequent to the AgReserves Sale, we expect to have approximately 120,000 acres designated for forestry operations, including land in West Bay, and expect to have the ability to consistently harvest approximately 60,000 acres.
Our ability to harvest the remaining acreage is limited by geographical restrictions, (e.g. lakes and wetlands that do not yield enough timber to make it cost effective to operate in those areas, land set aside for mitigation banks and certain regulatory restrictions).
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

A significant portion of the revenue from our forestry segment is generated pursuant to our supply agreement entered into in November 2010 with RockTenn (“RockTenn Supply Agreement”), under which we sell delivered wood (trees that we cut and delivered). Under the RockTenn Supply Agreement, the price for timber is based upon the average of the market price for stumpage and the market price for delivered wood, each as set forth in an established index. In addition, pursuant to the RockTenn Supply Agreement, Smurfit-Stone Container Corporation (“Smurfit-Stone”) and RockTenn would be liable for any monetary damages as a result of the closure of the RockTenn mill in Panama City, Florida due to economic reasons for a period of one year. Nevertheless, if the mill was to permanently cease operations, the price for pulpwood may decline, and the cost of delivering logs to alternative customers would increase. As part of the AgReserves Sale, the RockTenn Supply Agreement will be assumed by AgReserves.

Seasonality
Our residential real estate business and our resorts, leisure and leasing operation’s businesses are affected by seasonal fluctuations. Revenues from our resorts, leisure and leasing operation’s businesses are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Historically, our residential real estate business revenues have been typically higher in the second and third quarters than the first and fourth quarters due to increased customer traffic and sales; however, we have begun to see a shift away from seasonality as we sell more lots directly to homebuilders.
Following the AgReserves Sale, our business will become more dependent upon the real estate industry as income from our forestry operations will be reduced. Therefore, the cyclical nature of our real estate operations could become more apparent in our quarterly or annual results of operations and cash flows.
Competition
The real estate development business is highly competitive and fragmented. We compete with other local, regional and national real estate companies, some of which may have greater financial, marketing, sales and other resources than we do.
A number of highly competitive companies participate in the vacation rental industry. Our ability to remain competitive and to attract and retain vacation rental owners and memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location and price.

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

Employees
As of February 24, 2014, we had 67 employees.

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

We will also provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of these risks actually occur, our business, financial condition, results of operations, cash flows, strategies and prospects.
Risks Relating to our Business

Our business is concentrated in Northwest Florida. As a result, our long-term financial results are largely dependent on the economic growth of Northwest Florida.
The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. If the AgReserves Sale is consummated, then our principal sources of future revenue will be (1) sales of land to homebuilders and others in connection with residential housing developments, (2) sales and leasing of commercial real estate, (3) revenues generated through our hotel and other leasing activities that are principally tourism related and (4) future revenue from the Port of St. Joe operations. Consequently demand for our products will largely depend on the growth of the local economy.
We believe that the future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, (1) to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools and (2) to attract companies offering high-quality, high salary jobs to large numbers of new employees. If new businesses and new employees in Northwest Florida do not grow as anticipated then demand for residential and commercial real estate and demand to expand Port of St. Joe would not meet our expectations and our future growth would be adversely affected.

We have significant operations and properties in Florida that could be materially and adversely affected by natural disasters, manmade disasters, severe weather conditions or other significant disruptions.
Our corporate headquarters and our properties are located in Florida, where major hurricanes have occurred. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales in affected communities or lessen demand for products in those communities. Damage could (1) disrupt our resort and vacation rental business if there are extensive repairs to the facilities or (2) lessen demand as a vacation destination. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.

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

Additionally, we are susceptible to manmade disasters or disruptions, such as oil spills like the Deepwater Horizon oil spill, acts of terrorism, power outages and communications failures. If a hurricane, natural disaster, manmade disaster or other significant disruption occurs, we may experience disruptions to our operations and properties, which could have a material adverse effect on our business, results of operations, cash flows and financial position.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain insurance on our property, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets and self-insure home warranty claims. Additionally, our insurance for hurricanes is capped at $50 million per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources could be adversely affected.

Delays in recovery or any further downturn of the real estate market in Florida could adversely affect our operations.
Demand for real estate is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels, over which we have no control. Currently, unemployment is above historically normal levels and many lenders have limited their willingness to make, and tightened their credit requirements with regard to, residential mortgage loans. From 2008 through 2012, revenues from our residential and commercial real estate segment declined, which has had an adverse effect on our financial condition and results of operations. Although the demand for residential and commercial real estate began to increase in 2013, it is still well below historical rates. Florida, as one of the states most affected by the lingering economic downturn, has taken longer to recover than the rest of the nation. Furthermore, our business is especially sensitive to economic conditions in Northwest Florida, where many of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal products in our Northwest Florida communities. Unemployment, lack of consumer confidence and other adverse consequences of the recent economic recession continue to affect the economies of these two regions. If market conditions do not improve as anticipated or were to worsen, the demand for our real estate products could further decline, negatively impacting our business, results of operations, cash flows and financial condition.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.
Florida has experienced strong population growth in the past few decades, particularly during the real estate boom in the first half of the last decade. In recent years, however, Florida’s population growth has been below average compared to recent decades. The decline in the rate of migration into Florida could reflect a number of factors affecting Florida, including weak economic conditions, restrictive credit, the occurrence of hurricanes and increased costs of living. Also, because of the housing collapse across the nation, people interested in moving to Florida may have delayed or canceled their plans due to difficulties selling their existing homes.

The success of our primary communities and planned mixed-use and active adult communities will be dependent on strong migration population expansion in our regions of development, primarily Northwest Florida. We also believe that Baby Boomers seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of natural or manmade disasters and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region of the state. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition would suffer.

Increased supply of homes could adversely impact our ability to sell.
The number of homes foreclosed in recent years and forced sales by homeowners under distressed economic conditions contributed to reduced appraisal valuations, potentially resulting in lower sales prices. As a result, the demand for our real estate products could further decline, negatively impacting our business, results of operations, cash flows and financial condition.

An adverse outcome of the investigation being conducted by the SEC could have an adverse effect on our business and stock price.
In January 2011, the SEC commenced an informal inquiry into our accounting practices for impairment of investment in real estate assets and then notified us in June of 2011 that it had issued a related order of private investigation. We most recently communicated with the SEC regarding this matter in February 2014. We are unable to predict the outcome of the SEC investigation. An adverse outcome of the investigation by the SEC could have an adverse effect on our business and stock price.

Our future growth is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners; and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.
We are seeking strategic partnerships to develop adult active community or communities, capitalize on the potential of our commercial and industrial opportunities and to maximize the value of our assets. These strategic partnerships may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in Northwest Florida, our primary area of focus, and who have the assets, reputation or other characteristics that would optimize our development opportunities.
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
Over the past five years, we have recorded impairment charges of $475.2 million related to real estate investments. If market conditions were to deteriorate, our estimate of undiscounted future cash flows could fall below their carrying value and we could be required to take further impairments, which would have an adverse effect on our results of operations and financial position.

We may not be able to successfully implement our business strategy, which could adversely affect our financial condition, results of operations, cash flows and financial performance.
Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including investing in new opportunities, such as the development of active adult communities, expanding our vacation rental programs, developing new commercial and industrial uses for our land portfolio, entering into strategic alliances and continuing to efficiently contribute to our bottom line performance. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial position could be negatively affected.

Our investment in new business opportunities is inherently risky, and could disrupt our ongoing businesses and adversely affect our operations.
We have invested and expect to continue to invest in new business opportunities, such as the development of our active adult community and the expansion of port related opportunities at the Port of St. Joe. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments including development costs, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

If we are not able to generate sufficient cash to maintain and enhance our operations and to develop our real estate holdings, our results of operations, cash flows and financial position could be negatively impacted.
We operate in a capital intensive industry and require significant cash to maintain our competitive position. Although we have significantly reduced capital expenditures and operating expenses, we will need significant cash in the future to maintain and enhance our operations and to develop our real estate holdings. We obtain funds for our operating expenses and capital expenditures through cash flow from operations, property sales and financings. Due to the historically low levels of cash generated by our operations, we are continuing to explore alternative methods or strategies for generating additional cash, such as the AgReserves Sale and RiverTown Community Sale. We cannot guarantee, however, that any of these alternative cash sources will be viable, significant or successful. Failure to obtain sufficient cash when needed may limit our development activities, cause us to further reduce our operations or cause us to sell desirable assets on unfavorable terms, any of which could have a material adverse effect on our results of operations, cash flows and financial condition. If our cash flow proves to be insufficient, unanticipated expenses or otherwise, we may need to obtain additional financing from third-party lenders in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us, if at all.

Our business is subject to extensive regulation and growth management initiatives that may restrict, make more costly or otherwise adversely impact our ability to conduct our operations.
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

The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map which sets forth allowable land use development rights. Since a lot of our land has an “agricultural” or “silviculture” future land use designation, we are required to seek an amendment to the future land use map to develop residential, commercial and mixed-use projects. Approval of these comprehensive plan map amendments is highly discretionary.

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
We are highly dependent upon our relationships with homebuilders to be the primary customers for our homesites and to provide construction services at our residential developments. The homebuilder customers that have already committed to purchase homesites from us could decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. During 2013, we financed two sales to a homebuilder totaling eighty-one units in two of our Northwest Florida communities. If this homebuilder fails to pay its debt to us or delays paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose to purchase land from distressed sellers. Any of these events could have an adverse effect on our business, results of operations, cash flows and financial position.

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

A number of highly competitive companies participate in the vacation rental industry. On January 1, 2014, we launched St. Joe Club & Resorts, a private membership club that will provide access to a diverse offering of benefits and privileges at certain of our owned and operated resort facilities. In addition, certain facilities will be private clubs and only members of St. Joe Club & Resorts and St. Joe Club & Resorts' registered guests will be eligible to play. Our ability to remain competitive and to attract and retain vacation rental owners and memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others.

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

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

For a number of years, we have been increasing our reliance on computers and digital technology. Our business requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our employees and customers as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted with any certainty. The integrity and protection of that customer, employee, and company data is critical to us. Our customers have a high expectation that we will adequately protect their personal information, and this information is entitled to protection under a number of regulatory regimes. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, fines, penalties, regulatory proceedings, and other severe financial and business implications.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our resorts and leisure business' sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which would could adversely affect our occupancy rates and our profitability.

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
Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans have recently experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. Additionally, the mortgage industry remains under intense scrutiny and continues to face increasing regulation at federal, state, and local levels, such as recent and proposed changes to the Federal Housing Administration’s rules to require increased Borrower FICO scores, increased down payment amounts, and limiting the amount of permitted seller concessions. Because of these problems, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been significantly tightened. These problems in the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand for our products.

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

If The Fairholme Funds or Fairholme Capital Management, L.L.C. controls us within the meaning of the Investment Company Act of 1940, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.
The Fairholme Fund (“Fairholme”) (a series of Fairholme Funds, Inc. an investment company registered under the Investment Company Act of 1940 (the “Investment Company Act”)) has the right to vote as of December 31, 2013 approximately 25.8% of our outstanding common stock. Fairholme Capital Management, L.L.C. (“Fairholme Capital”), which controls Fairholme, is the investment adviser of accounts that in the aggregate own, as of December 31, 2013, an additional 1.3% of our common stock. Bruce R. Berkowitz, the Managing Member of Fairholme Capital Management, L.L.C., and the President of Fairholme Funds, Inc., is the Chairman of our Board of Directors. Under the Investment Company Act, “control” means the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. The SEC has considered factors other than ownership of voting securities in determining control, including an official position with the company when such was obtained as a result of the influence over the company. Accordingly, even if Fairholme’s beneficial ownership in us is below 25% of our outstanding voting securities, Fairholme may nevertheless be deemed to control us. The Investment Company Act generally prohibits a company controlled by an investment company from engaging in certain transactions with any affiliate of the investment company or affiliates of the affiliate, subject to limited exceptions. An affiliate of an investment company is defined in the Investment Company Act as, among other things, any company 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by the investment company, a company directly or indirectly controlling, controlled by, or under common control with, the investment company or a company directly or indirectly owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of the investment company.

We believe that Fairholme is currently affiliated with a number of entities, including Bank of America Corp., Federal National Mortgage Association, Federal Home Loan Corp., Imperial Metals Corporation, Leucadia National Corporation, Sears Holdings Corporation, and American International Group Inc. Due to these affiliations, should Fairholme be deemed to control us, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless one of the limited exceptions applies. This could adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.

We may not be able to benefit from our net operating loss carryforwards and changes in our income tax estimates could affect our profitability.
In preparing our Consolidated Financial Statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period, we include the adjustments in the deferred tax assets and liabilities in our Consolidated Financial Statements. These adjustments could materially impact our results of operations, cash flows and financial position.

In prior years, we have suffered losses, for tax and financial statement purposes, which generated significant federal and state net operating loss carryforwards. These may be used against future taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the twenty year net operating loss carryforward period. Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that the requirements to realize the benefits of certain of our deferred tax assets have been met; therefore, we have maintained a valuation allowance against a portion of our deferred tax assets in our Consolidated Financial Statements as of December 31, 2013. However, a portion of those reserves will likely be reversed if the AgReserves Sale is consummated. If the AgReserves Sale closes, we may utilize our federal net operating loss carryforwards and a significant portion our state net operating loss carryforwards. As a result, we may be required to pay federal income taxes in cash in the near future, which could have a material adverse effect on our results of operations, cash flows and financial position.

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations, cash flows and financial condition.

As of December 31, 2013, we have $147.0 million of investments in U.S. treasury securities and corporate debt securities, and the market value of these investments is subject to change from period to period. The issuers of our corporate debt securities are two national retail chains and are non-investment grade. Furthermore, during periods of financial stress, the value of these investments could come under pressure. Decreases in the value of these investments could have an adverse impact on our results of operations, cash flows and financial condition.

We guarantee debt for our Pier Park North joint venture, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We have agreed to provide certain guarantees in connection with our Pier Park North joint venture, and may in the future agree to similar agreements. Our Pier Park North joint venture has entered into a $41 million construction loan for that matures in February 2016. Pursuant to the construction loan, we have provided the following guarantees: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud. If we were to become obligated to perform on any guarantees, it could have a material adverse effect on our results of operations, cash flows and financial condition.

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
In July of 2010, Smurfit-Stone, who was the owner of the Panama City mill, emerged from approximately eighteen months of bankruptcy protection, and during the first quarter of 2011, RockTenn announced its acquisition of Smurfit-Stone. Deliveries made by us during Smurfit-Stone’s bankruptcy proceedings were uninterrupted and payments were made on time. A significant portion of the revenue from our forestry segment is generated pursuant to our RockTenn Supply Agreement, under which we sell delivered wood (trees that we cut and deliver). Under the terms of the RockTenn Supply Agreement, Smurfit-Stone and its successor RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year. Nevertheless, if the RockTenn mill in Panama City were to permanently cease operations, the price for stumpage and delivered wood may decline, and the cost of delivering logs to alternative customers would increase. As part of the AgReserves Sale, the RockTenn Supply Agreement will be assumed by AgReserves.

Risks Relating to the Proposed Sale Transactions

Failure to complete the Proposed Sale Transactions could negatively impact our share price, our future business and financial results.
We cannot assure you that the AgReserves Sale will be approved by our shareholders or that the other conditions to the completion of the AgReserves Sale or the conditions to the RiverTown Sale will be satisfied. If the AgReserves Sale or RiverTown Sale (collectively the “Proposed Sale Transactions”) is not completed, we will not receive any of the expected benefits of such Proposed Sale Transactions and we will be subject to risks and/or liabilities, including the following: (i) failure to complete the AgReserves Sale or the RiverTown Sale might be followed by a decline in the market price of our common stock; (ii) pursuant to the AgReserves Sale we may be required, under certain circumstances, to reimburse AgReserves costs and expenses or pay AgReserves a termination fee of approximately $21 million; (iii) certain costs relating to the Proposed Sale Transactions (such as legal, accounting, financial advisory and broker fees) are payable by us whether or not the related Proposed Sale Transactions are completed; (iv) the AgReserves Sale or the RiverTown Sale may make it more difficult for us to maintain our relationships with contractors, customers or employees (including key personnel), whether or not the AgReserves Sale or the RiverTown Sale are consummated; and (v) unexpected costs or unexpected liabilities (including litigation) may arise from either of the Proposed Sale Transactions, whether or not consummated.

Upon the consummation of the AgReserves Sale, our business will become more dependent upon the real estate industry and the cyclical nature of our real estate operations could adversely affect our results of operations, cash flows, financial condition and stock price.

Upon consummation of the AgReserves Sale, our future performance will be dependent upon our ability to grow our other operating segments, including our (1) residential real estate, (2) commercial real estate and (3) resorts, leisure and leasing segments. In the past, timber sales have not been as susceptible to cyclical changes as compared to the real estate industry. Upon the consummation of the AgReserves Sale, our dependence on the real estate industry will increase significantly.

The real estate industry is cyclical and can experience downturns based on consumer perceptions of real estate markets and other cyclical factors, which factors may work in conjunction with or be wholly unrelated to general economic conditions. Furthermore, our business is affected by seasonal fluctuations in customers interested in purchasing real estate, with the spring and summer months traditionally being the most active time of year for customer traffic and sales in Northwest Florida. Also, our supply of homesites available for purchase fluctuates from time to time. As a result, our real estate operations are cyclical, which may cause our quarterly revenues and results of operations to fluctuate significantly from quarter to quarter and to differ from the expectations of public market analysts and investors. If this occurs, the trading price of our stock could also fluctuate significantly.

Management will have discretion as to the use of the proceeds from the Proposed Sale Transactions and may not use the proceeds effectively.

We have not designated the amount of net proceeds we will receive from the Proposed Sale Transactions for any particular purpose. Our management will have discretion in the application of the net proceeds from the Proposed Sale Transactions and could spend the proceeds in ways that do not improve our results of operations, cash flows and financial condition or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, results of operations, cash flows and financial condition, and cause the price of our common stock to decline. Pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

We intend to invest the Proposed Sale Transaction's proceeds such that we will not have to register as an investment company under the Investment Company Act of 1940. As a result, we may be unable to make some potentially profitable investments.

We have not registered, and we intend to invest the Proposed Sale Transaction's proceeds such that we will not have to register, as an “investment company” under the Investment Company Act. This will require monitoring our portfolio so that (a) we will not have more than 40% percent of total assets (excluding U.S. government securities and cash items) in investment securities or (b) we will meet and maintain another exemption from registration. As a result, we may be (1) unable to make some potentially profitable investments, (2) unable to sell assets we would otherwise want to sell or (3) forced to sell investments in investment securities before we would otherwise want to do so.

The Proposed Sale Transactions, whether or not consummated, may adversely affect our business.

The Proposed Sale Transactions, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, partners, suppliers and employees. Our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the Proposed Sale Transactions. Additionally, pursuant to the AgReserves Sale, we may be required, in certain circumstances, to reimburse AgReserves’ costs and expenses or pay AgReserves a break-up fee of $21.2 million, and certain costs relating to the Proposed Sale Transactions (such as our legal, accounting, financial advisory and broker fees) are payable by us whether or not either of the Proposed Sale Transactions is completed. Unexpected costs or unexpected liabilities (including litigation) may also arise from the Proposed Sale Transactions, whether or not the Proposed Sale Transactions are consummated. The Proposed Sale Transactions, whether or not consummated, could therefore negatively impact our share price and our future business, results of operations, cash flows and financial condition.

We cannot be sure if or when the Proposed Sale Transactions will be completed.

The consummation of each of the Proposed Sale Transactions is subject to the satisfaction or waiver of various conditions, including, with respect to the AgReserves Sale, the approval of our shareholders. Furthermore, Mattamy has the right to terminate the RiverTown Sale, in its sole and absolute discretion, prior to the expiration of the inspection period on February 28, 2014. We cannot guarantee that these closing conditions will be satisfied. If the closing conditions are not satisfied, the Proposed Sale Transactions may not be completed.

The anticipated benefits from the Proposed Sale Transactions may not be realized, may take longer to realize than expected, or may cost more to achieve than expected.

We believe that the Proposed Sale Transactions will, among other things, help us concentrate on our core business activity of real estate development in Northwest Florida and provide us with significant liquidity and opportunities to create long-term value for our shareholders. We may, however, encounter substantial difficulties in achieving these anticipated benefits, which may not materialize.

The Proposed Sale Transactions limit our ability to sell the land expected to be sold to other parties.

The Proposed Sale Transactions contain provisions that make it more difficult for us to sell the land expected to be sold to other parties, including no solicitation provisions and provisions requiring us to notify the purchaser(s) of any solicitation or offer made by any third party in connection with the sale of the land expected to be sold or any similar transaction. Additionally, pursuant to the AgReserves Sale, we may be required, in certain circumstances, to reimburse AgReserves’s costs and expenses or pay AgReserves a break-up fee of $21.2 million. These provisions could discourage a third party that might have an interest in acquiring all of or a significant part of the land expected to be sold from considering or proposing such an acquisition.

The Proposed Sale Transactions may expose us to contingent liabilities.

We have agreed to indemnify AgReserves and certain indemnities against any loss (subject to certain exceptions) incurred by them as a result of the following: (1) a breach by us of certain representations or warranties contained in the AgReserves Sale or any ancillary agreement; (2) any breach of any agreement, term, provision, condition, obligation, or covenant to be performed or satisfied by us pursuant to the AgReserves Sale; (3) any third-party personal injury or tort claims regarding our use, ownership or operation of the land included in the AgReserves Sale (or any party thereof) prior to the closing but excluding assumed liabilities and any released environmental claims; (4) any claim arising from assumed contracts relating to any act or omission prior to the date of closing; and (5) any claim arising from an inaccuracy or material default alleged in any seller estoppel certificate.

Subject to the terms and conditions set forth in the RiverTown Sale, we have agreed to indemnify Mattamy from certain losses, including for any pre-closing defaults under certain contracts. Additionally, subject to the terms and conditions set forth in the RiverTown Sale, Mattamy is entitled to seek all available remedies against us for any material misrepresentation made by us in our representations and warranties and any default by us as to any of its agreements or matters that are to be performed under the RiverTown Sale, as well as, specific performance in certain circumstances.

Significant indemnification claims by AgReserves or Mattamy could materially and adversely affect our business, results of operations, cash flows and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties
We own our principal executive offices located in WaterSound, Florida. As of December 31, 2013, we owned approximately 567,000 acres, the majority of which were located in Northwest Florida. As of December 31, 2013, most of our raw land assets were managed as timberlands until designated for development. For more information on our real estate assets, see “Item 1. Business”.

Item 3.        Legal Proceedings

Securities and Exchange Commission Investigation
On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is cooperating with the SEC. The Company believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. The Company cannot evaluate the likelihood of an unfavorable outcome related to this matter to be either “probable” or “remote”, nor can it predict the amount or range of possible loss from an unfavorable outcome to give an estimated range.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 24, 2014 we had approximately 1,247 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”
The range of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common Stock Price
	High	Low
2013
Fourth Quarter	$20.99	$17.46
Third Quarter	$23.24	$19.31
Second Quarter	$21.41	$18.98
First Quarter	$24.38	$20.17
2012
Fourth Quarter	$23.08	$19.09
Third Quarter	$22.35	$15.55
Second Quarter	$18.53	$14.40
First Quarter	$20.03	$14.50
On February 24, 2014, the closing price of our common stock on the NYSE was $18.09. We did not pay cash dividends in 2013 or 2012 and retained future earnings to fund the development and growth of our business.
The following performance graph compares our cumulative shareholder returns for the period December 31, 2008, through December 31, 2013, assuming $100 was invested on December 31, 2008, in our common stock, in the Russell 3000 Index, and the below custom peer group of real estate related companies, which is composed of the following companies:
Alexander & Baldwin Inc (ALEX)
Consolidated Tomoka-Land Co. (CTO)
First Hartford Corp (FHRT)
Tejon Ranch Co. (TRC)
AV Homes Inc (AVHI)
Homefed Corp (HOFD)
The Howard Hughes Corp (HHC)
Maui Land & Pineapple Co Inc. (MLP)
Stratus Properties Inc (STRS).

The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
The St. Joe Company	$100	$118.79	$89.84	$60.28	$94.90	$78.91
Russell 3000 Index	$100	$128.34	$150.07	$151.61	$176.49	$235.71
Custom Real Estate Peer Group*	$100	$97.03	$91.94	$73.77	$110.38	$167.66

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Equity Compensation Plan Information
The following table includes information as of December 31, 2013 about shares of our common stock that may be issued pursuant to awards under our 2009 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity compensation plans approved by security holders	99,775	$54.15	1,448,869
Equity compensation plans not approved by security holders	—	—	—
Total	99,775	$54.15	1,448,869

For additional information regarding our equity compensation plans, see Note 16, Stock-Based Compensation.

Item 6.         Selected Financial Data
The following table sets forth our Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2013. This information should be read in conjunction with our consolidated financial statements (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from our audited consolidated financial statements and revised for discontinued operations where applicable.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	In thousands, except per share amounts
Statement of Operations Data:
Total revenues (1)	$131,256	$139,396	$145,285	$99,540	$138,257
Total expenses	130,479	137,262	532,092	151,094	347,612
Operating income (loss)	777	2,134	(386,807)	(51,554)	(209,355)
Other (expense) income	3,668	4,289	934	(3,892)	4,215
Income (loss) from continuing operations before equity in income (loss) from unconsolidated affiliates and income taxes	4,445	6,423	(385,873)	(55,446)	(205,140)
Equity in income (loss) from unconsolidated affiliates	112	(46)	(93)	(4,308)	(122)
Income tax benefit (expense)	409	(387)	55,658	23,849	81,227
Income (loss) from continuing operations	4,966	5,990	(330,308)	(35,905)	(124,035)
Loss from discontinued operations (2)	—	—	—	—	(6,888)
Gain on sale of discontinued operations (2)	—	—	—	—	75
Loss from discontinued operations (2)	—	—	—	—	(6,813)
Net income (loss)	4,966	5,990	(330,308)	(35,905)	(130,848)
Net loss income attributable to non-controlling interest	24	22	29	41	821
Net income (loss) attributable to the Company	$4,990	$6,012	$(330,279)	$(35,864)	$(130,027)

Per Share Data:
Basic and Diluted
Net income (loss) from continuing operations attributable to the Company	$0.05	$0.07	$(3.58)	$(0.39)	$(1.35)
Loss from discontinued operations attributable to the Company (2)	—	—	—	—	(0.07)
Net income (loss) attributable to the Company	$0.05	$0.07	$(3.58)	$(0.39)	$(1.42)

	As of December 31,
	2013	2012	2011	2010	2009
	In thousands
Balance Sheet Data:
Investment in real estate	$385,009	$370,647	$387,202	$755,392	$767,006
Cash and cash equivalents	$21,894	$165,980	$162,391	$183,827	$163,807
Investments	$146,972	$—	$—	$—	$—
Property and equipment, net	$11,410	$12,149	$14,946	$13,014	$15,269
Total assets	$669,472	$645,521	$661,291	$1,051,695	$1,116,944
Long-term debt	$6,445	$—	$—	$—	$—
Total debt	$44,217	$36,062	$53,458	$54,651	$57,014
Total equity	$563,525	$552,334	$543,892	$872,437	$896,320

(1)	Total revenues include real estate revenues from real estate sales, timber sales and resort, leisure and leasing revenues.
(2)	Discontinued operations include the Victoria Hills Golf Club and St. Johns Golf and Country Club golf course operations in 2009.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We are a Florida real estate development and operating company that as of December 31, 2013, owned approximately 567,000 acres of land concentrated primarily between Tallahassee and Destin, Florida. We have significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of such assets opportunistically or when we believe they have reached their highest and best use.

AgReserves Sale

On November 6, 2013, we entered into a purchase and sale agreement with AgReserves for the sale of approximately 382,834 acres of land located in Northwest Florida owned by us along with certain other assets and inventory and rights under certain continuing leases and contracts, for $565 million subject to adjustment as set forth in the AgReserves Sale Agreement. The acreage to be included in the AgReserves Sale includes substantially all of our land designated for forestry operations as well as other land (i) that is not utilized in our residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that is not part of our development plans. The acreage to be included in the AgReserves Sale is subject to limited adjustments based on title and environmental diligence and casualty events between signing and closing. As of December 31, 2013, the estimated carrying amount of the assets to be included in the AgReserves Sale were $56.4 million and the carrying amount of the liabilities to be included in the AgReserves Sale were $12.6 million, which includes approximately $11 million of deferred revenue related to a 2006 rural land sale, where title has not yet transferred to the buyer. As part of the AgReserves Sale Agreement, this land is expected to be transferred to AgReserves to ultimately transfer title to the buyer.
AgReserves has delivered a deposit of $37.5 million for the AgReserves Sale and the remaining purchase price is payable at closing in cash or, at our option, a combination of cash and timber installment notes.

The closing of the AgReserves Sale is subject to a number of conditions, including among others: (i) approval by our shareholders (a shareholders’ meeting for this purpose is presently scheduled for March 4, 2014), (ii) the expiration or termination of all waiting periods under regulatory law applicable to the AgReserves Sale, and (iii) the purchase price not being reduced by more than $40 million as a result of any reduced acreage.

The AgReserves Sale Agreement contains certain termination rights, including if it is not completed on or before May 1, 2014 or if the approval of our shareholders is not obtained. If the AgReserves Sale is terminated under certain circumstances, we may be required to pay AgReserves certain fees and expenses, including: (i) a termination fee of approximately $21 million if (a) in certain cases, our shareholders’ do not approve the AgReserves Sale, (b) we enter into a definitive transaction agreement providing for the consummation of the transaction contemplated by a Superior Proposal (as defined in the AgReserves Sale Agreement), or (c) our Board makes a Recommendation Change (as defined in the AgReserves Sale Agreement) or fails to recommend that our shareholders approve the AgReserves Sale; or (ii) AgReserves’s transaction costs and expenses which in some cases are limited to $1.5 million. Except in certain limited cases as set forth in the AgReserves Sale agreement, we are required to return the deposit to AgReserves if the AgReserves Sale Agreement is terminated.

RiverTown Sale

On December 31, 2013, we entered into a purchase and sale agreement with Mattamy to sell our RiverTown Community for $43.6 million subject to adjustments and prorations as set forth in the RiverTown Sale Agreement. The closing is subject to customary real estate closing conditions. As of December 31, 2013, the estimated net carrying amount of the assets and liabilities to be included in the RiverTown Sale were $16.7 million.
Additionally, pursuant to the RiverTown Sale Agreement, Mattamy will be required to:
(i) purchase certain RiverTown Community related impact fee credits from us following the closing as the RiverTown Community is developed, and
(ii) assume our Rivers Edge CDD obligations. As of December 31, 2013, our total outstanding Rivers Edge CDD assessment was $11.1 million, of which $5.6 million is recorded as a liability for the Rivers Edge CDD assessments associated with platted property.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we estimate that we may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, we could receive at the end of that five-year period). However, the actual additional consideration received for the impact fees will be based on Mattamy’s actual development of the RiverTown Community, the timing of Mattamy’s development of the RiverTown Community and the cost for impact fees at the time of such development (as determined by St. Johns County’s then current impact fee cost schedule), which are all factors beyond our control. We cannot provide any assurance as to the amount or timing of any payments we may receive for the impact fees.

Mattamy has delivered an initial refundable deposit of $0.1 million, and the balance of the deposit, $1.9 million, which may at Mattamy’s election be paid in the form of a letter of credit, will be due within three business days of the conclusion of the inspection period. The remaining balance of the purchase price is payable at closing in cash.

The RiverTown Sale Agreement contains certain termination rights, including Mattamy’s right to terminate the RiverTown Sale Agreement, in its sole and absolute discretion, at any time before the expiration of the inspection period and receive a full refund of the deposit then paid. Additionally, the RiverTown Sale Agreement provides that the closing shall occur no later than March 30, 2014. Except in certain limited cases as set forth in the RiverTown Sale Agreement, we are required to return the deposit to Mattamy if the RiverTown Sale Agreement is terminated.

Subject to the terms and conditions set forth in the RiverTown Sale Agreement, we have agreed to indemnify Mattamy from certain losses, including for any pre-closing defaults under certain contracts. Additionally, subject to the terms and conditions set forth in the RiverTown Sale Agreement, Mattamy is entitled to seek all available remedies against us for any material misrepresentation made by us in our representations and warranties and any default by us as to any of its agreements or matters that are to be performed under the RiverTown Sale Agreement, as well as, specific performance in certain circumstances.

Following the consummation of the AgReserves Sale and the RiverTown Sale, we expect to continue to be the owner of approximately 180,000 acres of land concentrated primarily in Northwest Florida, which we predominantly use or intend to use for, or in connection with, our various residential or commercial real estate developments or our resorts, leisure and leasing operations or our forestry operations on a limited basis.

Segments
As of December 31, 2013, we have five operating segments: residential real estate, commercial real estate, rural land, resorts, leisure and leasing operations and forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues:

	2013	2012	2011
Segment Operating Revenues
Residential real estate	25.7%	15.9%	8.7%
Commercial real estate	8.3%	7.5%	2.6%
Rural land	0.1%	16.8%	2.4%
Resorts, leisure and leasing operations	38.7%	31.8%	26.3%
Forestry	27.0%	28.0%	59.7%
Other	0.2%	—%	0.3%
Consolidated operating revenues	100.0%	100.0%	100.0%

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land.
Our residential real estate segment generates revenues primarily from:

•	the sale of developed homesites and homes;

•	the sale of parcels of entitled, undeveloped lots;

•	a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; and

•	fees on certain transactions.
Our residential real estate segment incurs cost of revenues primarily from costs directly associated with the land, development and construction of real estate sold and indirect costs such as development overhead, capitalized interest, marketing, project administration, and selling costs.

Commercial Real Estate
In our commercial real estate segment we plan, develop and entitle our land holdings for a variety of uses including a broad range of retail, office, hotel and industrial uses. We sell land for commercial and light industrial uses. From time to time, our commercial real estate segment also sells certain resorts, leisure and operating properties.

Our commercial real estate segment generates revenues from the sale of developed and undeveloped land for retail, office, hotel and industrial uses, from the sale of undeveloped land or land with limited development and easements and the sale of commercial operating properties. Our commercial real estate segment incurs costs of revenues from costs directly associated with the land, development, construction and selling costs.

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
WaterColor Inn and Vacation Rentals – Our resorts and leisure operations generate revenues from the WaterColor Inn and Resort, the WaterSound Beach club and our vacation rental businesses in WaterColor, WaterSound Beach and surrounding communities . The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes. The vacation rental business incurs expenses from marketing, personnel and general maintenance for the homeowner. Also included in the vacations rental business’ costs are amounts owed to the homeowner for their percentage of rental revenue.
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

Forestry
Our forestry segment focuses on the management and harvesting of our timber holdings. We grow, harvest and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties. Our forestry segment generates revenues from the sale of wood fiber, sawtimber, standing timber and forest products and conservation land management services. Our forestry segment incurs costs of revenues from internal costs of forestry management, external logging costs, and property taxes.
A significant portion of the revenue from our forestry segment is generated pursuant to our RockTenn Supply Agreement, under which we sell delivered wood (trees that we cut and deliver). Under the terms of the RockTenn Supply Agreement, the price for timber is based upon the average of the market price for stumpage and the market price for delivered wood, each as set forth in an established index. In addition, pursuant to the RockTenn Supply Agreement, Smurfit-Stone Container Corporation and RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year from the date of closure. Nevertheless, if the RockTenn mill in Panama City, Florida, were to permanently cease operations, the price for pulpwood may decline, and the cost of delivering logs to alternative customers could increase. As part of the AgReserves Sale, the RockTenn Supply Agreement will be assumed by AgReserves.

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

Investment in Real Estate and Cost of Real Estate Sales. Costs associated with a specific real estate project are capitalized during the development period. We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as project administration, may also be capitalized. We capitalize interest (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development.
Real estate inventory costs also include land and common development costs (such as roads, sewers and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.
The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when we begin the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable.
Our investments in real estate are carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that an impairment exists due to the inability to recover an asset’s carrying value, an impairment charge is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value less costs to sell.
Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include our investments in operating, development, investment property and property and equipment, net. Some of the events or changes in circumstances that we consider as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the properties;

•	a change in the expected use or development plans for the properties;

•	continuing operating or cash flow losses for an operating property; and

•	an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term.

We use varying methods to determine if impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to the carrying value, or (iii) determining market resale values.
The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on our risk-adjusted investment return criteria for evaluating our projects under development or undeveloped, management’s assumptions used in the projection of undiscounted cash flows include:

•	the projected pace of sales of homesites based on estimated market conditions and our development plans;

•	estimated pricing and projected price appreciation over time, which can range from 0 to 5% annually;
•the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;

•	holding costs to be incurred over the selling period;

•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	whether liquidity is available to fund continued development.
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

•
for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and

•
for investments in golf courses, future memberships, rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

Other properties that management does not intend to sell in the near term under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property.

The results of impairment analysis for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group. As a result of our adoption of our risk-adjusted investment return criteria, these future holding periods were reduced. As we have new projects or developments, we will use specific holding periods for these new projects or developments, which may include longer holding periods.
If a property is considered impaired, the impairment charge is determined by the amount the property's carrying value exceeds its fair value. We use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market, (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiple to revenues using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate (10% to 20%), through appraisals of the underlying property, or a combination thereof.
We classify the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair value less costs to sell.

Investments. During 2013, we invested $149.1 million of our cash and cash equivalents in U.S. treasury securities and corporate debt securities. We have classified these investments as available-for-sale securities and record the investments at fair value, which is based on quoted market prices. Accordingly, unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive income. Realized gains and losses are determined using the specific identification method.
We evaluate investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or they mature, investee's industry and amount of the unrealized loss. Based on these factors, the unrealized losses related to our corporate debt securities of $2.2 million were determined to be temporary at December 31, 2013.
Retained interest investments. We have recorded retained interest with respect to the monetization of certain installment notes through the use of qualified special purpose entities, which is recorded in Other assets in our Consolidated Balance Sheets. At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates. We recognize investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-12.5% based on expected future cash flows. We continue to update the expectation of cash flows to be collected over the life of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments in 2013, 2012 and 2011.

Pension plan. In November 2012, our Board of Directors approved the termination of our cash balance defined-benefit pension plan covering a majority of our employees (“Pension Plan”). The accounting for pension benefits is determined by accounting and actuarial methods using numerous estimates, including discount rates, expected long-term investment returns on plan assets, and mortality and retirement ages. Changes in these key assumptions can have a significant effect on the Pension Plan’s impact on our financial statements; however, due to the termination of the Pension Plan a 1% change in the assumed long-term rate of return on pension assets or discount rate would have resulted in an insignificant change in pre-tax income. Changes in the funded status of the Pension Plan are initially recognized in Other comprehensive income (loss) and are typically amortized into net income (loss) over a period of time or recognized at the time of a specific event, such as a curtailment of benefit plan obligations. Actuarial loss amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss are $5.4 million at December 31, 2013. As of December 31, 2013, our Pension Plan was in a net overfunded position of $35.1 million and the ratio of plan assets to projected benefit obligation was 249%.

We anticipate receiving between $18 million to $21 million in cash in 2014 or 2015 upon the termination of our pension plan, which is overfunded. However, we cannot provide any assurance as to this timing as regulatory approval for the termination of the pension plan is required before the cash will be released to us. In addition, we currently expect to recognize future estimated losses before income taxes of approximately $20 million to $23 million as a result of terminating our pension plan.
Income Taxes. In preparing our Consolidated Financial Statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We recorded a valuation allowance against our deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the deferred tax assets and liabilities in our Consolidated Financial Statements.

At December 31, 2013 and 2012, we had a federal net operating loss of approximately $76.8 million and $83.5 million, respectively, and a state net operating loss carry forward of $593.1 million and $596.8 million, respectively. These net operating losses are available to offset future taxable income through 2031.
In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets; therefore, we have maintained a valuation allowance of $93.1 million and $95.3 million at December 31, 2013 and 2012, respectively.
If the AgReserves Sale closes in 2014, we expect to utilize our federal net operating loss carryforwards and a significant portion of our state net operating loss carryforwards and pay federal income taxes on a portion of the gain expected from the AgReserves Sale. Following the AgReserves Sale, we expect to pay federal income taxes on future taxable income. In addition, if the AgReserves Sale closes, we expect to reverse the valuation allowance recorded for our federal net operating loss and a portion of the valuation allowance recorded for the state net operating loss carryforwards.

Recently Issued Accounting Pronouncement
Income Taxes
In July 2013, FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforwards or other tax credit carryforwards when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning January 1, 2014. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.

Results of Operations
Consolidated Results
Revenues and expenses. The following table sets forth a comparison of the results of our operations for the three years ended December 31, 2013:

	2013	2012	2011
	In millions
Revenues:
Real estate sales	$45.0	$56.0	$20.4
Resorts, leisure and leasing revenues	50.8	44.4	38.2
Timber sales	35.4	39.0	86.7
Total	131.2	139.4	145.3
Expenses:
Cost of real estate sales	24.3	28.2	11.5
Cost of resorts, leisure and leasing revenues	41.1	39.1	37.1
Cost of timber sales	21.5	24.0	22.9
Other operating expenses	12.3	15.3	22.3
Corporate expenses, net	17.0	15.9	27.8
Depreciation, depletion and amortization	9.1	10.1	15.8
Impairment losses	5.1	2.6	377.3
Pension charges	—	2.1	5.9
Restructuring charges	—	—	11.5
Total	130.4	137.3	532.1
Operating income (loss)	0.8	2.1	(386.8)
Other income:
Investment income, net	1.5	1.2	1.1
Interest expense	(2.0)	(2.8)	(3.9)
Other, net	4.2	5.9	3.7
Total other income	3.7	4.3	0.9
Income (loss) before equity in loss (income) from unconsolidated affiliates and income taxes	4.5	6.4	(385.9)
Equity in income (loss) from unconsolidated affiliates	0.1	—	(0.1)
Income tax benefit (expense)	0.4	(0.4)	55.7
Net income (loss)	$5.0	$6.0	$(330.3)

Real Estate Sales and Gross Margin.

	2013	% (1)	2012	% (1)	2011	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$33.7	74.9%	$22.1	39.4%	$12.6	61.8%
Commercial real estate sales	10.9	24.2%	10.4	18.6%	3.8	18.6%
Rural land sales and other	0.4	0.9%	23.5	42.0%	4.0	19.6%
Real estate sales	$45.0	100.0%	$56.0	100.0%	$20.4	100.0%

Gross profit:
Residential real estate sales	$14.7	43.6%	$7.1	32.1%	$3.0	23.8%
Commercial real estate sales	5.6	51.4%	3.5	33.7%	1.9	50.0%
Rural land sales and other	0.4	100.0%	17.2	73.2%	4.0	100.0%
Gross profit	$20.7	46.0%	$27.8	49.6%	$8.9	43.6%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. The decrease in real estate sales of $11.0 million, or 20%, during 2013, as compared to 2012, was primarily due to a decrease of $23.1 million in rural land sales and other, partially offset by an increase of $11.6 million in residential real estate sales and an increase of $0.5 million in commercial real estate sales. In accordance with our previously disclosed strategy, there were no significant rural land sales during 2013, as compared to nine rural land sales in 2012, for a total of $23.4 million (including two rural land sales for $18.3 million).

Residential real estate sales increased $11.6 million, or 52%, in 2013, as compared to 2012, primarily due to increased demand and pricing from homebuilders for homesites in both our resort and primary communities. Commercial real estate sales were $10.9 million in 2013, as compared to $10.4 million in 2012. In 2013, there were eight commercial real estate sales, including $6.0 million for two built-to-suit operating properties that we constructed. In 2012, there were a total of six commercial real estate sales for a total of $10.4 million, which included one commercial real estate sale for $5.4 million. Revenues from rural land and commercial real estate can vary drastically. If the AgReserves Sale closes in early 2014, we may not have substantial revenues from rural land sales in the future.
Real estate sales increased by $35.6 million, or 175%, in 2012, as compared to 2011, primarily due to increases of $19.5 million in rural land sales and other, $9.5 million in residential real estate sales and $6.6 million in commercial real estate sales. During 2012 there were nine rural land sales for a total of $23.4 million as compared to four rural land sales for a total of $3.5 million in 2011. In addition, residential real estate sales increased by $9.5 million primarily due to an increase in volume and pricing of homesites in some of our projects. During 2012 there were six commercial real estate sales for a total of $10.4 million as compared to seven commercial real estate sales for a total of $3.8 million in 2011.

Real Estate Sales Gross Profit. Real estate sales gross profit decreased $7.1 million, or 26%, in 2013 to 46.0%, as compared to 49.6% in 2012, primarily due to the mix of real estate products sold. In 2012, 42.0% of our real estate revenues were rural land sales, as compared to only 0.9% in 2013. Rural land sales typically have a lower cost basis as compared to residential and commercial real estate sales due to minimal development costs related to the property sold. Our gross margin related to residential real estate sales increased from 32.1% in 2012, to 43.6% in 2013, due to increased prices in substantially all our communities. In addition, the gross margin related to commercial real estate sales increased in 2013, as compared to 2012, due to a sale of commercial property in 2012 that had minimal gross profit. If the AgReserves Sale closes in early 2014, we may not have substantial revenues from rural land sales in the future, which typically yield higher gross profit margins than residential and commercial real estate sales, thus also potentially decreasing future gross profit margins.

Real estate sales gross profit increased $18.9 million, or 212%, in 2012 as compared to $8.9 million in 2011, primarily due to the mix of real estate sales. Rural land sales were 42.0% of real estate sales in 2012, as compared to only 19.6% in 2011. Rural land sales typically have lower cost basis as compared to residential and commercial real estate sales due to minimal development costs related to the property sold. In addition, residential real estate gross margin increased due to slight price increases, partially offset by a decrease in the gross margin related to commercial real estate sales due to a sale of commercial property in 2012 that had minimal gross profit.
Resorts, Leisure and Leasing Revenues and Gross Profit.

	2013	2012	2011
	Dollars in millions
Resorts, leisure and leasing revenues	$50.8	$44.4	$38.2
Gross profit	$9.7	$5.3	$1.1
Gross profit margin	19.1%	11.9%	2.9%

Resorts, leisure and leasing revenues increased $6.4 million, or 14%, during 2013, as compared to 2012, primarily due to a 15% increase in the number and an increase in the size of homes in our vacation rental program, higher average room and occupancy rates and a full year of rent from a built-to-suit property.
The increase in the gross profit margin in 2013 to 19.1%, from 11.9% in 2012, is primarily due to i) a full year of rent from a built-to-suit property, ii) higher average rate increases and iii) increases in memberships, rounds played in our golf courses and boat slip rentals, which add minimal costs to the operations.
The increase of $6.2 million, or 16%, in revenues in 2012, as compared to 2011, was primarily driven by an increase of $4.4 million from the WaterColor Inn and vacation rentals due to increased occupancy and room rate increases implemented earlier in 2012, more vacation homes in our vacation rental programs. In addition, revenues from our leasing operations increased $1.4 million, or 64%, due to commencement of rent for our built-to-suit leases that began at the end of 2011 through mid-2012.
Timber Sales and Gross Profit.

	2013	2012	2011
	Dollars in millions
Timber sales	$35.4	$39.0	$86.7
Gross profit	$13.9	$15.0	$63.8
Gross profit margin	39.3%	38.5%	73.6%

Timber sales decreased $3.6 million, or 9%, during 2013, as compared to 2012, primarily due to a 17% decrease in tons sold, partially offset by increased prices of 9% in pine pulpwood and 14% in pine sawtimber. The decrease in the volume of tons sold was primarily due to harvest limits included in the AgReserves Sale Agreement combined with temporary plant shutdowns or slowdowns at some of our customers' facilities. The slight increase in the gross margin in 2013 is primarily due to the increase in prices. If the AgReserves Sale closes in early 2014, our timber sales and related costs may substantially decrease in the future.
Timber sales decreased by approximately $47.7 million in 2012, as compared to 2011, primarily due to $54.5 million of revenue from a timber deed transaction in 2011. Excluding the impact of the $54.5 million timber deed transaction in 2011, revenues increased approximately $6.8 million, or 21%, in 2012 as compared to 2011 primarily due to volume increases, partially offset by declines in price per ton. Gross margins as a percentage of revenue, excluding the timber deed transaction, increased to 38.5% in 2012, as compared to 32% in 2011, which was a result of an increase in revenues related to our fiber agreement, a decrease in timber inventory costs partially offset by an increase in costs to purchase First Thinnings from the Thinnings Supply Agreement contracted in 2011.

Other operating and corporate expenses. Other operating and corporate expenses decreased by $1.9 million, or 6%, during 2013, as compared to 2012, primarily due to decreases in employee costs, including stock-based compensation totaling $0.5 million and $1.4 million in lower real estate carrying costs, repairs and maintenance and professional fees.
Other operating costs and corporate expenses decreased by $18.9 million, or 38%, in 2012 as compared to 2011, which was primarily due to a decrease in legal expenses of $11.6 million combined with decreases in personnel costs, including stock-based compensation, other professional fees, real estate taxes and rent expense. In addition, 2011 includes a $5.5 million expense reduction due to the discontinuation of our retiree medical benefits in 2011.
Depreciation, depletion and amortization. The decrease of $1.0 million in depreciation, depletion and amortization expenses in 2013 as compared to 2012 was primarily due to a decrease in depletion expense related to the decrease in volume of timber tons delivered combined with operating assets being fully depreciated. The decrease of $5.7 million in depreciation, depletion and amortization expenses in 2012 as compared to 2011 was driven by the impairment of our long-lived assets occurring in the fourth quarter of 2011. The reduction in the carrying cost to many of these assets reduced the amount subject to depreciation in 2012.
Impairment losses. In 2013, we recorded impairment charges of $5.1 million primarily for a golf course that we operate, which incurred negative operating cash flows and the future estimated undiscounted cash flows were less than its carrying value. In 2012, we incurred impairment charges of $2.6 million related to a parking facility, which we agreed to cease operating as a parking facility for a period of time. In return we were released from a twenty-eight year land lease that will save us a total of approximately $4.2 million in lease payments and agreed to assume certain costs associated with the land.
During 2011, we recorded impairment charges totaling $377.3 million primarily due to our change in real estate investment strategy. In connection with implementing our real estate investment strategy, we reassessed the carrying value of our real estate and determined that an impairment to record certain of our assets to fair value was necessary. Accordingly, we recorded a non-cash charge for impairment of $374.8 million in 2011. Earlier in 2011, we also recorded an impairment charge of $0.8 million on development costs incurred on the indefinitely delayed construction of the corporate headquarters building located at VentureCrossings and approximately $1.7 million in impairment charges on homes and homesites. For further discussion of these impairments, see Note 4, Impairments of Long-lived Assets, in the Notes to the Consolidated Financial Statements.
Pension settlement charge. In 2012 the Compensation Committee approved a plan to terminate our pension plan, which resulted in the recognition of a curtailment loss of $2.1 million in 2012. In 2011, we recorded additional pension charges of $5.9 million as a result of reduced employment levels in connection with our restructuring programs. Pension costs not associated with the curtailment or the restructuring programs are included in corporate expenses. As a result of the planned termination, we currently expect to recognize further estimated losses before income taxes of approximately $20 million to $23 million and receive excess cash of approximately $18 million to $21 million once we receive all the regulatory approvals and distributions are made to plan participants and excise taxes are paid, which we expect to occur in 2014 or 2015.

Restructuring charges. Restructuring programs commencing in prior periods were substantially complete at the beginning of 2012, and we did not introduce any new programs during 2013 or 2012. A substantial portion of the $11.5 million of restructuring charges incurred during 2011 were related to our 2011 restructuring program related to employee termination charges. For a further discussion of these restructuring charges, see Note 14, Restructuring, in the Notes to the Consolidated Financial Statements.
Other income. Other income consists primarily of investment income, interest expense, gains and losses on sales and dispositions of assets, investment income related to our retained interest investment from the monetization of certain installment notes, expense related to our standby guarantee liability and other income.

Interest expense decreased by $0.8 million during, 2013 as compared to 2012, primarily due to the prepayment of CDD bonds in the third quarter of 2012. Interest expense decreased by $1.1 million during 2012, as compared to 2011, primarily due to the prepayment of CDD bonds in the third quarter of 2012 combined with interest expense incurred in 2011 related to a litigation settlement.

Other, net decreased by $1.7 million during 2013, as compared to 2012, primarily due to the cash receipt of $1.7 million for the DeepWater Horizon claim in 2012. Other, net increased $2.2 million during 2012, as compared to 2011, primarily due to $1.7 million of cash received and recognized related to our claims stemming from the Deepwater Horizon Oil Spill, the reversal of the $0.8 million Southwest Airlines liability guarantee that terminated in the second quarter of 2012.
Equity in income (loss) from unconsolidated affiliates. As of December 31, 2013, we are partners in two joint ventures that are accounted for by the equity method of accounting. Equity in income (loss) from unconsolidated affiliates totaled $0.1 million or less for the years ended December 31, 2013, 2012 and 2011.
Income tax expense/benefit. In 2013 and 2011, our income tax benefit was $0.4 million and $55.7 million, respectively. In 2012, our income tax expense was $0.4 million. Our effective tax rate was 9.0%, 6.0% and 14.4% in 2013, 2012, and 2011, respectively. The effective tax rate decreased to 14.4% in 2011 primarily due to a valuation allowance established on our deferred tax assets, which resulted from the impairment charges taken in 2011. If the AgReserves Sale closes, we expect to pay federal income taxes on future taxable income as we expect to utilize substantially all of our federal net operating loss carryforwards to pay for part of the gain on the AgReserves Sale.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2013:

	2013	2012	2011
	In millions
Revenues:
Real estate sales	$33.0	$21.6	$12.2
Brokerage fees	0.7	0.5	0.4
Total revenues	33.7	22.1	12.6
Expenses:
Cost of real estate sales	19.0	15.0	9.6
Other operating expenses	7.6	9.5	14.0
Depreciation and amortization	0.8	1.8	2.4
Impairment losses	0.2	—	337.6
Restructuring charges	—	—	0.7
Total expenses	27.6	26.3	364.3
Operating income (loss)	6.1	(4.2)	(351.7)
Other expense	(1.6)	(2.6)	(3.4)
Income (loss)	$4.5	$(6.8)	$(355.1)

Real estate sales include sales of homes and homesites, other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Year Ended December 31, 2013					Year Ended December 31, 2012
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	92	$17.5	$9.4	$8.1	46.3%	73	$15.8	$10.3	$5.5	34.8%
Primary homesites	166	11.0	7.0	4.0	36.4%	47	2.5	1.9	0.6	24.0%
Single family homes	3	0.8	0.7	0.1	12.5%	1	0.5	0.5	—	—%
Land sale	N/A	1.8	0.6	1.2	66.7%	—	—	—	—	—%
RiverTown Community:
Primary homesites	54	1.9	1.3	0.6	31.6%	36	1.6	1.0	0.6	37.5%
Single family homes	—	—	—	—	—%	1	1.2	1.2	—	—%
Total	315	$33.0	$19.0	$14.0	42.4%	158	$21.6	$14.9	$6.7	31.0%

Northwest Florida resort homesites. Real estate sales increased $1.7 million, or 11%, and gross profit margins increased to 46.3% during 2013, as compared to 34.8% in 2012, primarily due to an increase in volume and pricing in our WaterColor, WaterSound Beach and WaterSound West Beach communities. This increase in volume includes a sale of 19 lots to a homebuilder in our WaterSound West Beach resort community, of which we have recognized profit of $0.8 million during 2013.

Northwest Florida primary homesites. Real estate sales increased $8.5 million, or 340%, and gross profit margin increased to 36.4% during 2013, as compared to 24.0% in 2012, primarily due to: (i) a sale of 62 homesites to a homebuilder in our WaterSound community that was financed by us with a note receivable, (ii) increases in volume and prices of homesites sold in our Breakfast Point community, including one sale to a homebuilder for 39 units and (iii) an increase in the lot residual received, which has no related costs, in our SouthWood community.

Northwest Florida land sales. In 2013, we had a sale of residential land that included 28 units of developed and 37 acres of undeveloped residential land.

RiverTown Community primary homesites. Real estate sales increased $0.3 million, or 19%, due to an increase in volume of homesites sold during 2013, as compared to 2012. The decrease in the gross profit margin is primarily driven by the product mix of homesites sold, combined with an increase in the lot residual received, which has no related costs during 2013, as compared to 2012.

As discussed above, in December 2013, we entered into a sale agreement to sell our RiverTown Community. See “RiverTown Sale” in the Business Overview section for additional information.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel, other administrative expenses and litigation reserves. Other operating expenses decreased $1.9 million to $7.6 million during 2013, as compared to $9.5 million during 2012, primarily due to reductions in employee costs, property taxes and owner association fees.
During 2013 and 2012, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense includes interest expense on our CDD assessments, which decreased $1.0 million during 2013, as compared to the same period in 2012, as a result of the prepayment of CDD debt in the third quarter of 2012. Interest expense related to the Rivers Edge CDD assessments related to the RiverTown Community were $0.8 million in 2013.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Year Ended December 31, 2012					Year Ended December 31, 2011
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	73	$15.8	$10.3	$5.5	34.8%	58	$6.9	$5.2	$1.7	24.6%
Primary homesites	47	2.5	1.9	0.6	24.0%	60	3.3	2.4	0.9	27.3%
Single-family homes	1	0.5	0.5	—	—%	2	1.3	1.3	—	—%
RiverTown Community:
Primary homesites	36	1.6	1.0	0.6	37.5%	13	0.4	0.4	—	—%
Single-family homes	1	1.2	1.2	—	—%	—	—	—	—	—%
Total	158	$21.6	$14.9	$6.7	31.0%	133	$11.9	$9.3	$2.6	21.8%

Northwest Florida resort homesites. Real estate sales increased $8.9 million, or 129%, and gross profit margins increased to 34.8% during 2012, as compared to 24.6% in 2011, primarily due to increased demand and prices in our WaterSound West Beach community.

Northwest Florida primary homesites. Real estate sales decreased $0.8 million, or 24%, and gross profit margins decreased to 24.0% during 2012, as compared to 27.3% in 2011, due to the next phase of development in our Breakfast Point community being under construction.

RiverTown Community primary homesites. Real estate sales increased $1.2 million, or 300%, and gross profit margins increased to 37.5% during 2012, as compared to 2011, due to increased demand and prices in our RiverTown community.
Other operating expenses decreased $4.5 million, or 32%, in 2012 as compared to 2011, due primarily to reductions in employee costs, insurance and owners’ association costs, and real estate taxes.
During 2012 and 2011, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.

Impairment losses were primarily due to a change in our real estate investment strategy during 2011. For a further discussion of these impairment charges, see Note 4, Impairments of Long-lived Assets, to the Notes to the Consolidated Financial Statements.
Other expense decreased $0.8 million during 2012, as compared to 2011, which was primarily due a decrease in interest expense related to our CDD assessments, which we made a prepayment on during the third quarter of 2012.
Commercial Real Estate
Our commercial real estate we plan, develop entitle and sell our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel and industrial uses. From time to time, our commercial real estate segment may sell our resort, leisure and operating properties. The timing of commercial real estate revenues can vary depending on the demand, size and location of the property.

The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2013:

	2013	2012	2011
	In millions
Revenues:
Real estate sales	$10.9	$10.4	$3.8
Expenses:
Cost of real estate sales	5.3	6.9	1.9
Other operating expenses	2.5	3.5	5.2
Depreciation and amortization	—	0.2	0.3
Impairment losses	—	—	38.3
Restructuring charges	—	—	1.7
Total expenses	7.8	10.6	47.4
Operating income (loss)	3.1	(0.2)	(43.6)
Other income	0.2	—	1.0
Income (loss)	$3.3	$(0.2)	$(42.6)
Real Estate Sales. Commercial real estate sales for the three years ended December 31, 2013 include the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Revenue	Gross Profit on Sales
				In millions
2013	8	18	$605,556	$10.9	$5.6
2012	6	67	$153,919	$10.4	$3.5
2011	7	9	$363,000	$3.8	$1.9

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
During 2013, there were eight commercial real estate sales for a total of $10.9 million as compared to six commercial real estate sales for a total of $10.4 million during 2012, which included one sale for $5.4 million. Two of the commercial real estate sales in 2013 totaling $6.0 million were for built-to-suit commercial operating properties that we constructed and were leasing under long-term leases totaling $0.4 million in annual rental income. The leasing operations, including the related operating revenues and costs, of these properties were managed in our resorts, leisure and operations segment.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other operating expenses decreased $1.0 million during 2013, as compared to 2012, primarily due to reduced employee costs and property taxes.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Commercial real estate sales increased $6.6 million or 174% in 2012 as compared to 2011 due to three large sales, one of which one was for $5.4 million and the other two were for a total of $1.8 million. Average price per-acre reflects a change in the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Impairment losses were primarily due to the adoption of the real estate investment strategy during 2011. For a further discussion of these impairment charges, see Note 4, Impairments of Long-lived Assets to the Notes to the Consolidated Financial Statements.
In 2011, other income includes approximately $0.7 million of recognized gain previously deferred associated with three buildings sold in 2007 which we had a sale and leaseback arrangement with the buyer.
Rural Land
Our rural land segment markets and sells tracts of land of varying sizes for rural recreational, conservation and timberland uses. The table below sets forth the results of operations of our rural land segment for the three years ended December 31, 2013:

	2013	2012	2011
	In millions
Revenues:
Real estate sales	$0.1	$23.4	$3.5
Expenses:
Cost of real estate sales	—	6.2	0.1
Other operating expenses	0.1	0.6	1.2
Restructuring charges	—	—	0.2
Total expenses	0.1	6.8	1.5
Operating income (loss)	—	16.6	2.0
Other expense	—	0.2	0.3
Income (loss)	$—	$16.8	$2.3
Real Estate Sales. Rural land sales for the three years ended December 31, 2013 included the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Revenue	Gross Profit on Sales
				In millions
2013	5	50	$2,000	$0.1	$0.1
2012	9	6,221	$3,758	$23.4	$17.2
2011	4	259	$13,374	$3.5	$3.4
Average sales prices per acre can vary dramatically depending on several factors, including characteristics of the land, stage of development, acreage sold and location. As a result, average prices will vary from one parcel to another and one period to another. Revenues can vary drastically in our rural land segment. If the AgReserves Sale closes in early 2014, we may not have substantial revenues from rural land sales in the future.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
During 2013, there were no significant transactions in our rural land segment as compared to nine rural land sales for $23.4 million during 2012.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
As part of the rural land sales occurring in 2012, we sold a non-strategic 250 acre tract of rural land for approximately $6.8 million that was included in an agreement we had previously entered into. In addition, we sold a 3,000 acre tract of land that we owned in Georgia for $11.5 million, which $2.0 million had already been paid to us as a non-refundable deposit, and was included in deferred revenue.
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
The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three years ended December 31, 2013:

	2013	2012	2011
	In millions
Revenues:
Resorts and leisure operations	$46.4	$40.8	$36.0
Leasing operations	4.4	3.6	2.2
Total revenues	50.8	44.4	38.2
Expenses:
Cost of resorts and leisure operations	39.1	36.5	35.1
Cost of leasing operations	2.1	2.6	2.0
Operating expenses	1.2	0.2	—
Depreciation	6.4	5.7	6.9
Impairment losses	4.9	2.6	1.4
Total expenses	53.7	47.6	45.4
Operating loss	(2.9)	(3.2)	(7.2)
Other income	0.9	1.8	(0.9)
Net loss	$(2.0)	$(1.4)	$(8.1)

The following table sets forth the detail of our resorts and leisure operations revenues and cost of revenues:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Inn and vacation rentals	$34.2	$5.3	15.5%	$29.5	$3.4	11.5%
Golf courses	9.4	1.3	13.8%	8.7	0.4	4.6%
Marinas	2.8	0.8	28.6%	2.6	0.5	19.2%
Leasing	4.4	2.3	52.3%	3.6	1.0	27.8%
Total	$50.8	$9.7	19.1%	$44.4	$5.3	11.9%
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues from resort and vacation rentals increased $4.7 million, or 16%, during 2013 as compared to 2012, primarily due to a 15% increase in the number and an increase in the size of homes in our vacation rental programs, higher average room rates and occupancy at the WaterColor Inn.
The increases in the gross profit margin in 2013, as compared to 2012, are primarily due to higher average rate increases, and increases in memberships, rounds played in our golf courses and boat slip revenue, which add minimal costs to the operations.
Revenues and gross profit from our leasing operations increased due to rent commencing from built-to-suit leases during the second half of 2012 combined with increased percentage rent from retail operating properties in or near our WaterColor and WaterSound Beach resort operations.
In 2013, we recorded an impairment charge of $4.9 million for a golf course that we operate, which incurred negative operating cash flows and the future estimated undiscounted cash flows were less than the carrying value of its assets.
During 2013, we have capitalized $0.7 million of indirect development costs related to Pier Park North, which construction began in 2013.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Inn and vacation rentals	$29.5	$3.4	11.5%	$25.1	$0.9	3.6%
Golf courses	8.7	0.4	4.6%	8.2	(0.2)	(2.4)%
Marinas	2.6	0.5	19.2%	2.7	0.2	7.4%
Leasing	3.6	1.0	27.8%	2.2	0.2	9.1%
Total	$44.4	$5.3	11.9%	$38.2	$1.1	2.9%
Revenues from resort and vacation rentals increased $4.4 million, or 18%, in 2012 as compared to 2011, due to rate increases at the WaterColor Inn that were implemented in 2012 and more vacation rental homes and higher occupancy in the vacation rental business and improved operating margins.

In addition, revenues from our leasing operations increased $1.4 million, or 64%, due to commencement of rent for our built-to-suit leases that began at the end of 2011 through mid-2012. Revenues and gross profit from our leasing operations increased due to rent commencing from built-to-suit leases during the second half of 2012 combined with increased percentage rent from retail operating properties in or near our WaterColor, WaterSound Beach and SouthWood communities and resort and leisure operations.
Impairment losses during 2012 are primarily due to the closure of the covered parking facility, which we have agreed to cease operating for a period of seven years, in return for which the Northwest Florida Beaches International Airport released us from a twenty-eight year land lease for a different parcel of land with total future payments of approximately $4.2 million and agreed to assume certain costs associated with the land. As a result of ceasing operations at the parking facility, we recorded an impairment charge of approximately $2.6 million in 2012 to write down the covered airport parking facility to its current fair value as a non-operating facility. For a further discussion of these impairment charges, see Note 4, Impairments of Long-lived Assets, to the Notes to the Consolidated Financial Statements.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties.
The table below sets forth the results of operations of our forestry segment for the three years ended December 31, 2013:

	2013	2012	2011
	In millions
Revenues:
Timber sales	$35.4	$39.0	$86.7
Expenses:
Cost of timber sales	21.5	24.0	22.9
Other operating expenses	1.0	1.6	1.9
Depreciation and depletion	1.8	2.1	5.0
Restructuring charges	—	—	0.1
Total expenses	24.3	27.7	29.9
Operating income	11.1	11.3	56.8
Other income	2.2	2.2	2.1
Net income	$13.3	$13.5	$58.9
The relative contribution to our timber sales by major item for the three years ended December 31, 2013 is as follows:

	2013	2012	2011
Percent of total tons sold:
Pine pulpwood	71%	68%	21%
Pine sawtimber	23%	24%	78%
Pine grade logs	5%	7%	1%
Other	1%	1%	—%
Total	100%	100%	100%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table set forth our timber sales activity by volume sold and average price:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$15.4	553,000	$27.85	$15.1	606,000	$24.92
Open market sales	19.6	656,000	$29.88	23.4	858,000	27.27
Total	$35.0	1,209,000	$28.95	$38.5	1,464,000	$26.30
Timber revenues decreased by approximately $3.6 million in 2013, as compared to 2012, due to an overall decrease in volume of 255,000 tons, or 17%, offset by an overall increase in prices of $2.65 per ton, or 10%. Timber sales include sales of wood fiber to RockTenn, pursuant to the RockTenn Supply Agreement, and sales in the open market. RockTenn has a Panama City, Florida mill which is the largest consumer of pine pulpwood logs within the immediate area in which most of our timberlands are located. Sales under this agreement have increased $0.3 million during 2013, as compared to 2012, due to increased prices, partially offset by a decrease in tons sold. Open market sales decreased by $3.8 million primarily due to less tons sold, partially offset by a 12% increase in prices during 2013, as compared to 2012. The decrease in the volume of tons sold was primarily due to harvest limits included in the AgReserves Sale Agreement combined with temporary plant shutdowns or slowdowns at some of our customers' facilities.
The gross margin increased during 2013, to 39.3%, as compared to 38.5% in 2012, primarily due to increased prices during 2013, as compared to 2012.
Other income consists primarily of income from hunting leases.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table set forth our timber sales activity by volume sold and average price:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$15.1	606,000	$24.92	$15.6	609,000	$25.62
Open market sales	23.4	858,000	$27.27	16.3	616,000	26.46
Total	$38.5	1,464,000	$26.30	$31.9	1,225,000	$26.04
Timber revenues decreased by approximately $47.7 million in 2012 as compared to 2011 due to $54.5 million of revenue from a timber deed transaction in 2011. Excluding the impact of a $54.5 million timber deed transaction in 2011, revenues increased approximately $6.8 million or 21% in 2012 as compared to 2011 due to the volume increases and moderate increases in price per ton.
Sales under the wood fiber supply agreement with RockTenn decreased $0.5 million during 2012 as compared to 2012 due to fewer tons delivered to RockTenn under the fiber agreement combined with a slight decrease prices. The increase in open market sales of $7.1 million, or 43.6%, during 2012 as compared to 2011 was a result of increases in price combined with an increase in volume.

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

Gross margins as a percentage of revenue, excluding the timber deed transaction, increased to 38.5% in 2012, as compared to 32% in 2011, which was a result of an increase in revenues related to the fiber agreement, a decrease in timber inventory costs offset by an increase in costs to purchase first thinnings from the Thinnings Supply Agreement contracted in 2011.
Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of December 31, 2013, we had cash and cash equivalents of $21.9 million, compared to $166.0 million as of December 31, 2012. During 2013 we transferred a total of $150.0 million of our cash into an investment account managed by Fairholme Capital Management, L.L.C. (“Fairholme Capital”).
In April 2013, we engaged Fairholme Capital to serve as an investment advisor to the Company. Fairholme Capital will receive no compensation for their services to the Company. As of December 31, 2013, Fairholme Capital beneficially owns approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

As of December 31, 2013, pursuant to the terms of the Investment Management Agreement (the “Agreement”) with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account be held in cash, investment grade cash equivalents or U.S. treasury securities, (ii) no more than 50% of the investment account be held in corporate debt securities, which may be investment grade or non-investment grade, and (iii) no more than 10% of the investment account be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in equity securities. As of December 31, 2013, the investment account included $1.8 million of money market funds, $124.9 million of U.S. treasury securities and $22.0 million of corporate debt securities, which were non-investment grade.

Effective February 21, 2014, we entered into an Amendment (the “Amendment”) to the Agreement with Fairholme Capital. Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Agreement. As amended, the investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Amendment and (ii) no more than 10% of the investment account be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in common stock securities.
In November 2012, the Board of Directors approved the termination of our pension plan. We anticipate receiving between $18 million to $21 million in cash in 2014 or 2015 upon the termination of our pension plan, which is overfunded. However, we cannot provide any assurance as to this timing as regulatory approval for the termination of the pension plan is required before the cash will be released to us. In addition, we currently expect to recognize future estimated losses before income taxes of approximately $20 million to $23 million as a result of terminating our pension plan.

The construction loan entered into by the Pier Park North joint venture requires us to provide certain guarantees and covenants as described in Note 8, Real Estate Joint Ventures. These covenants include that we maintain minimum liquidity, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. treasury securities of $25 million.
We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures and principal and interest payments on our long term debt for the next twelve months.

Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. In 2013, we incurred a total of $42.1 million for capital expenditures, which includes $19.3 million related to the Pier Park North joint venture and $22.8 million, which was primarily for our resorts and leisure operations, the development of our residential real estate projects and includes $1.9 million in planning costs for our mixed-use and active adult community. In 2014, we expect to incur an estimated total of $61.8 million in future capital expenditures, which includes $26.7 million primarily for the development of our residential real estate projects and $35.1 million related to the Pier Park North joint venture, which we expect will be funded by the joint venture's construction loan proceeds. However, if the Proposed Sale Transactions close in early 2014, we expect to incur approximately $18.7 million as compared to $26.7 million in future capital expenditures primarily for the development of our residential real estate projects. A portion of this spending is discretionary and will only be spent if the risk adjusted return warrants. We anticipate that future capital commitments will be funded through our cash balances and operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension. As of December 31, 2013, $6.4 million was outstanding on the construction loan. Interest on the construction loan was based on LIBOR plus 210 basis points, or 2.27% at December 31, 2013.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $11.5 million related to CDD debt as of December 31, 2013. Our total outstanding CDD assessments were $34.1 million at December 31, 2013, which is comprised of $19.0 million at SouthWood, $11.1 million at RiverTown, $3.4 million at the existing Pier Park mall and $0.6 million at the Sharks Tooth golf course.

The AgReserves Sale Agreement contains certain termination rights, including if the AgReserves Sale is not completed on or before May 1, 2014 or if the approval of our shareholders is not obtained. If the AgReserves Sale is terminated under certain circumstances, we may be required to pay AgReserves certain fees and expenses, including: (i) a termination fee of approximately $21 million if (a) in certain cases, our shareholders’ do not approve the AgReserves Sale, (b) we enter into a definitive transaction agreement providing for the consummation of the transaction contemplated by a Superior Proposal (as defined in the AgReserves Sale Agreement), or (c) our Board makes a Recommendation Change (as defined in the AgReserves Sale Agreement) or fails to recommend that our shareholders approve the AgReserves Sale; or (ii) AgReserves’s transaction costs and expenses which in some cases are limited to $1.5 million. Except in certain limited cases as set forth in the AgReserves Sale Agreement, we are required to return the deposit to AgReserves if the AgReserves Sale Agreement is terminated.

We currently have a federal net operating loss of approximately $76.8 million and a state net operating loss carryforwards of $593.1 million at December 31, 2013. These net operating losses are available to offset future taxable income through 2031. However, if the AgReserves Sale closes in 2014, we may utilize our federal net operating loss carryforwards and a significant portion of our state net operating loss carryforwards and pay federal income taxes on a portion of the gain expected from the AgReserves sale. Following the AgReserves Sale, we expect to pay federal income taxes on future taxable income.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$16.3	$23.0	$(9.8)
Net cash (used in) provided by investing activities	(171.4)	0.2	(2.1)
Net cash provided by (used in) financing activities	11.0	(19.6)	(9.5)
Net (decrease) increase in cash and cash equivalents	(144.1)	3.6	(21.4)
Cash and cash equivalents at beginning of the year	166.0	162.4	183.8
Cash and cash equivalents at end of the year	$21.9	$166.0	$162.4
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land by the rural land segment, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $16.3 million in 2013, as compared to $23.0 million in 2012.
During 2013, capital expenditures related to assets ultimately planned to be sold were $19.2 million and consisted of $12.2 million relating to our residential real estate segment, $3.1 million for our commercial real estate segment, $3.7 million for our forestry segment and $0.2 million related to other segments. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, and commercial land development.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily includes purchases and sales of investments, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture's operations and capital expenditures for property and equipment used in our operations. During 2013, cash flows used in investing activities were $171.4 million, which includes our total purchases, sales and maturities of U.S. treasury securities and corporate debt securities of $149.0 million.
During 2013, capital expenditures incurred by our Pier Park North joint venture were $19.3 million and capital expenditures for other property and equipment were $3.6 million, which were primarily for our resorts, leisure and leasing operations segment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $11.0 million for 2013. This includes $4.9 million for the non-controlling partner’s cash contributions to the Pier Park North joint venture, $6.4 million of borrowings on the Pier Park North joint venture construction loan, partially offset by payments of long term debt of $0.3 million.

Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 at which time there is an option for a two year extension. As of December 31, 2013, $6.4 million was outstanding on the construction loan. Pursuant to the construction loan we have provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan we have agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. treasury securities and net worth of $350 million, which is defined as total assets less our direct liabilities.
During 2008 and 2007, we sold 132,055 acres of timberland in exchange for fifteen year installment notes receivable in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified special purpose entities. The entities’ financial position and financial results are not consolidated in our financial statements.
During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $9.6 million for all installment notes monetized through December 31, 2013. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three years ended December 31, 2013.

Contractual Obligations and Commercial Commitments at December 31, 2013

	Payments due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)	$44.2	$0.7	$32.2	$0.2	$11.1
Interest related to debt, including community development district debt (2)	19.9	2.4	3.0	1.7	12.8
Purchase obligations (3)	21.0	19.7	1.3	—	—
Total contractual cash obligations	$85.1	$22.8	$36.5	$1.9	$23.9

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $26.3 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.

	Amount of Commitment Expirations per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Surety bonds	$14.1	$14.1	$—	$—	$—

Forward-Looking Statements
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our ability to successfully close the Proposed Sale Transactions and the timing of such closings;

•	the anticipated benefits of the Proposed Sale Transactions;

•	our use and investment of the Proposed Sale Transactions proceeds;

•	the impact of the announcement on our trading price, business and relationships with customers and employees;

•	our expectations with respect to the accounting treatment for the Proposed Sale Transactions;

•	our activities following the Proposed Sale Transactions;

•	our belief that our tax assets may be available to mitigate any tax liabilities that arise from the Proposed Sale Transactions;

•	our expectation regarding the sources for these expenditures;

•	our expectation regarding the source and amount of expected funds needed for our Pier Park North project;

•	our expectation regarding the effect and timing of the termination of our pension plan;

•
our expectation regarding our excess cash and that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs and expected capital expenditures;

•	our estimates regarding certain tax matters and accounting valuations;

•	our belief concerning demand for residential sales in Northwest Florida and our projects;

•	our beliefs concerning the seasonality of our revenues;

•	our intent to continue to pursue additional damages claims in connection with the Deepwater Horizon Oil Spill;

•
our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us;

•	our belief regarding compliance with environmental and other applicable regulatory matters;

•	our belief regarding our intent to develop and capitalize on opportunities relating to mixed use and active adult community or communities;

•	our belief regarding our ability to develop our land for commercial and industrial uses, and our intent to continue to explore such opportunities;

•	our belief regarding the vitalization of the Port of St. Joe, the rehabilitation of related railways or the dredging of the shipping channel at the Port of St. Joe;

•	our belief regarding the benefit of entering into partnerships, joint ventures or other collaborations and alliances;
our intent to maximize profits and long-term value in our residential resort communities;

•	our expectation regarding the amount we will harvest in our forestry business;

•	our intent to continue investing in new business opportunities;

•	our belief regarding the impact on revenue and net margin of the Thinnings Supply Agreement;

•	our expectation regarding the effect of our investment strategy; and

•	our estimates regarding certain tax matters and accounting valuations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in this Form 10-K and subsequent Form 10-Qs and other current reports, and the following:

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•	our discretion in the use of the net proceeds from the Proposed Sale Transactions;

•	limitations concerning our ability to invest the net proceeds of the Proposed Sale Transactions;

•	the effects of the Proposed Sale Transactions, whether or not consummated;

•	uncertainty as to if or when the Proposed Sale Transactions will be completed;

•	the anticipated benefits from the Proposed Sale Transactions may not be realized, may take longer to realize than expected, or may cost more to achieve than expected;

•
the AgReserves Sale Agreement limits our ability to sell the acreage included in the AgReserves Sale to a party other than AgReserves and the RiverTown Sale Agreement limits our ability to sell the RiverTown Community to a party other than to Mattamy;

•
the AgReserves Sale Agreement and the RiverTown Sale Agreement may expose us to unexpected costs, unexpected liabilities (including litigation) or other contingent liabilities, whether or not the Proposed Sale Transactions are consummated;

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the AgReserves Sale Agreement or RiverTown Sale Agreement or the failure to satisfy any of the closing conditions contained therein;

•	our ability to obtain regulatory approvals for the AgReserves Sale and the timing and conditions for such approvals;

•	our ability to obtain shareholder approval for the Proposed Sale to AgReserves;

•	any disruption from the Proposed Sale Transactions making it more difficult to maintain relationships with contractors, customers or employees, whether or not the Proposed Sale is consummated;

•	our ability to retain key personnel;

•	any further downturns in the recovery of Florida real estate markets or across the nation;

•	a decline in the value of the land and home inventories we maintain or possible future write-downs of the book value of our real estate assets and notes receivable;

•	our ability to effectively execute our strategy, and our ability to successfully anticipate the impact of our strategy;

•	our ability to capitalize on our past cost reductions and restructuring initiatives;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	significant decreases in market value of our investments in marketable securities;

•	our ability to successfully estimate the impact of certain accounting and tax matters;

•	our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land;

•
natural disasters or catastrophic events such as hurricanes, floods, acts of war or terrorism and other unforeseen damage for which our insurance may not provide adequate coverage or for which we are self-insured;

•	the adverse impact of the Deepwater Horizon oil spill or any similar future disasters to the future growth of Northwest Florida and other coastal states;

•	the financial impact to our results of operations if the RockTenn mill in Panama City were to permanently cease operations;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate or forestry activities;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	our ability to identify and successfully implement new opportunities that are accretive to shareholders;

•	significant tax payments arising from any acceleration of deferred taxes;

•	our ability to successfully estimate the impact of certain accounting and tax matters;

•	our ability to capitalize on opportunities relating to mixed use and active adult community or communities and the Port of St. Joe and our ability to successfully engage in strategic partnerships; and

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.4 million in the market value of our available-for-sale securities as of December 31, 2013. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments, which changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR, which a 1% change in the interest rate may result in an insignificant change in interest earned on the investment. Our Pledged treasury securities are invested in U.S. government treasury securities and do not bear market risk. Interest rates on our Pier Park North construction loan and CCD debt may vary; however, interest rates for our in-substance defeased debt are fixed.

Item 8.         Financial Statements and Supplementary Data
The Financial Statements and related notes on pages F 3 to F 47 and the Report of Independent Registered Public Accounting Firm on page F 2 are filed as part of this Report and incorporated by reference.

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
(b)  Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2013 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).
Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.
(d) Attestation Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
The St. Joe Company:
We have audited The St. Joe Company’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG
Certified Public Accountants
Jacksonville, Florida
February 28, 2014

Item 9B.     Other Information

Item 1.01	Entry into a Material Definitive Agreement.
Amendment to Investment Management Agreement
Effective February 21, 2014, we entered into an Amendment (the “Amendment”) to the Investment Management Agreement (the “Agreement”) with Fairholme Capital Management, L.L.C. (“Fairholme Capital”). Pursuant to the Agreement we had engaged Fairholme Capital to serve as our investment advisor for our cash and cash equivalents to be held in an investment account. Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Amendment. As amended, the investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account will be held in cash or investment grade cash equivalents, as defined in the Amendment and (ii) no more than 10% of the investment account will be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in common stock securities.
Fairholme Capital beneficially owns approximately 27.1% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors.

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
The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014.

Item 11.     Executive Compensation
Information concerning executive compensation is included in the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014 and is incorporated by reference in this Part III.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014 and is incorporated by reference in this Part III.

Item 13.     Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions during 2013 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014 and is incorporated by reference in this Part III.

Item 14.     Principal Accounting Fees and Services
Information concerning our independent registered public accounting firm is presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed on or before April 30, 2014 and is incorporated by reference in this Part III.

PART IV

Item 15.     Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are filed as part of this Report.
(2) Financial Statement Schedule
The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Report.
(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description
2.1
Purchase and Sale Agreement, dated November 6, 2013, by and between The St. Joe Company and AgReserves, Inc. (incorporated by reference to Exhibit 10.53 to the registrant’s Current Report on Form 8-K filed on November 7, 2013).

2.2
Purchase and Sale Agreement, dated December 31, 2013, by and between The St. Joe Company and Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes, (incorporated by reference to Exhibit 10.55 to the registrant’s Current Report on Form 8-K filed on January 6, 2014).

3.1	Restated and Amended Articles of Incorporation of the registrant, as amended (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).

10.1	Form of Director Election Form describing director compensation (updated May 2009 incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009).

10.2
The St. Joe Company Trust Under Separation Agreement F.B.O. Wm. Britton Greene, dated February 25, 2011, by and between the registrant and SunTrust Banks, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

10.3	Form of Amendment to Indemnification Agreement for Certain Directors and Officers. (incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 1, 2011).

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

10.5*
Pulpwood Supply Agreement dated November 1, 2010 by and between St. Joe Timberland Company of Delaware, L.L.C. and Smurfit-Stone Container Corporation (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.6	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

10.7a
Stockholder Agreement dated September 14, 2011 by and between the registrant, Fairholme Capital Management, LLC and Fairholme Funds, Inc. (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.8
Purchase and Sale Agreement dated March 31, 2011 by and between St. Joe Timberland Company of Delaware, L.L.C. and Vulcan Timberlands, LLC (timber deed transaction)(incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.9†	Employment Agreement dated March 7, 2011 by and between the registrant and Park Brady (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).

10.15†	Deferred Capital Accumulation Plan, as amended and restated effective December 31, 2008 (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.22†	2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement on Schedule 14A filed on March 31, 2009).

10.47†
Restricted Stock Agreement, dated March 2, 2012, between Park Brady and The St. Joe Company (incorporated by reference to the registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2012).

10.48†
Separation Agreement, dated March 23, 2012, between Janna L. Connolly and The St. Joe Company (incorporated by reference to the registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2012).

10.49
Investment Management Agreement, dated April 8, 2013, between Fairholme Capital Management, L.L.C. and The St. Joe Company, (incorporated by reference to the registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2013).

10.49a***	Amendment to Investment Management Agreement, dated February 21, 2014, between Fairholme Capital Management, L.L.C. and The St. Joe Company.

10.50†
Memorandum of Understanding, dated March 25, 2013, is between Thomas Hoyer and The St. Joe Company (incorporated by reference to the registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2013).

10.51
Separation Agreement, dated April 24, 2013 between Louis M. Dubin and The St. Joe Company (incorporated by reference to the registrant’s Current Report on Form 10-Q for the quarter ended March 31, 2013).

10.52
Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8-K filed on October 3, 2013).

10.56***†	Form of Employment Agreement between Executive and The St. Joe Company.

21.1	Subsidiaries of The St. Joe Company.

23.1	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer.

32.2	Certification by Chief Financial Officer.

99.1
Irrevocable Proxy, dated November 6, 2013, by Fairholme Funds, Inc., on behalf of The Fairholme Fund, in favor of AgReserves, Inc. (incorporated by reference to Exhibit 10.54 to the registrant’s Current Report on Form 8-K filed on November 7, 2013).

101**
The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of the agreement. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.
***	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	February 28, 2014	/s/ Park Brady
Park Brady
Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Park Brady	President, Chief Executive Officer and Director	February 28, 2014
Park Brady
(Principal Executive Officer)

/s/ Marek Bakun	Senior Vice President and Chief Financial Officer	February 28, 2014
Marek Bakun
(Principal Financial Officer)

/s/ Joanne Viard	Chief Accounting Officer	February 28, 2014
Joanne Viard	(Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman	February 28, 2014
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 28, 2014
Cesar L. Alvarez

/s/ Howard S. Frank	Director	February 28, 2014
Howard S. Frank

/s/ Jeffrey C. Keil	Director	February 28, 2014
Jeffrey C. Keil

/s/ Stanley Martin	Director	February 28, 2014
Stanley Martin

/s/ Thomas P. Murphy, Jr.	Director	February 28, 2014
Thomas P. Murphy, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The St. Joe Company:
We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III - Consolidated Real Estate and Accumulated Depreciation and financial statement Schedule IV - Consolidated Mortgage Loans on Real Estate. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Certified Public Accountants
Jacksonville, Florida
February 28, 2014

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate, net	$385,009	$370,647
Cash and cash equivalents	21,894	165,980
Investments	146,972	—
Notes receivable, net	7,332	3,975
Pledged treasury securities	26,260	26,818
Prepaid pension asset	35,117	33,356
Property and equipment, net of accumulated depreciation of $62.2 million and $61.1 million at December 31, 2013 and December 31, 2012, respectively	11,410	12,149
Deferred tax asset	12,866	11,957
Other assets	22,612	20,639
Total assets	$669,472	$645,521
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$44,217	$36,062
Accounts payable	12,083	14,773
Accrued liabilities and deferred credits	49,647	42,352
Total liabilities	105,947	93,187
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,313,182 and 92,302,299 issued at December 31, 2013 and December 31, 2012, respectively; 92,292,913 and 92,285,408 outstanding at December 31, 2013 and December 31, 2012, respectively	892,027	891,798
Accumulated deficit	(325,871)	(330,861)
Accumulated other comprehensive loss	(7,517)	(8,652)
Treasury stock at cost, 20,269 and 16,891 shares held at December 31, 2013 and December 31, 2012, respectively	(285)	(260)
Total stockholders’ equity	558,354	552,025
Non-controlling interest	5,171	309
Total equity	563,525	552,334
Total liabilities and equity	$669,472	$645,521
See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

The following presents the portion of the consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture and Artisan Park, L.L.C. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for the long-term debt, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. See Note 8, Real Estate Joint Ventures.

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate	$28,412	$—
Cash and cash equivalents	2,225	2,107
Other assets	321	166
	$30,958	$2,273
LIABILITIES
Long-term debt	$6,445	$—
Accounts payable	$5,766	—
Accrued liabilities and deferred credits	$1,925	1,073
Total liabilities	$14,136	$1,073
See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Real estate sales	$45,039	$56,012	$20,343
Resorts, leisure and leasing revenues	50,767	44,407	38,239
Timber sales	35,450	38,977	86,703
Total revenues	131,256	139,396	145,285
Expenses:
Cost of real estate sales	24,277	28,193	11,518
Cost of resorts, leisure and leasing revenues	41,109	39,083	37,093
Cost of timber sales	21,527	24,000	22,861
Other operating expenses	12,323	15,321	22,252
Corporate expense, net	17,032	15,941	27,785
Depreciation, depletion and amortization	9,131	10,110	15,840
Impairment losses	5,080	2,551	377,325
Pension charges	—	2,063	5,871
Restructuring charges	—	—	11,547
Total expenses	130,479	137,262	532,092
Operating income (loss)	777	2,134	(386,807)
Other income:
Investment income, net	1,498	1,219	1,130
Interest expense	(2,040)	(2,820)	(3,921)
Other, net	4,210	5,890	3,725
Total other income	3,668	4,289	934
Income (loss) before equity in income (loss) from unconsolidated affiliates and income taxes	4,445	6,423	(385,873)
Equity in income (loss) from unconsolidated affiliates	112	(46)	(93)
Income tax benefit (expense)	409	(387)	55,658
Net income (loss)	4,966	5,990	(330,308)
Net loss attributable to non-controlling interest	24	22	29
Net income (loss) attributable to the Company	$4,990	$6,012	$(330,279)

NET INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,285,888	92,258,110	92,235,360
Net income (loss) per share attributable to the Company	$0.05	$0.07	$(3.58)
See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss):	$4,966	$5,990	$(330,308)
Other comprehensive income, net of tax:
Net unrealized losses on available-for-sale investments	(2,125)	—	—
Defined benefit pension items:
Prior service cost arising during the period	—	—	(1,597)
Net gain (loss) arising during the period	2,191	(2,485)	(3,558)
Amortization and settlement included in net periodic cost	1,069	1,210	2,274
Amortization and curtailment of prior service cost included in net periodic cost	—	2,503	1,106
Amortization and settlement related to post retirement medical plan included in net periodic cost	—	—	2,441
Total other comprehensive income, net of tax	1,135	1,228	666
Total comprehensive income (loss)	$6,101	$7,218	$(329,642)
See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2010	92,605,435	$935,603	$878,498	$(10,546)	$(931,431)	$313	$872,437
Net loss	—	—	(330,279)	—	—	(29)	(330,308)
Other comprehensive loss	—	—	—	666	—	—	666
Distributions	—	—	—	—	—	47	47
Issuance of restricted stock	262,120	—	—	—	—	—	—
Forfeitures of restricted stock	(425,078)	—	—	—	—	—	—
Issuances of common stock	4,000	100	—	—	—	—	100
Reduction in tax benefit on options exercised and vested restricted stock	—	(1,897)	—	—	—	—	(1,897)
Amortization of stock-based compensation	—	7,659	—	—	—	—	7,659
Retirement of treasury shares	—	(51,151)	(885,092)	—	936,243	—	—
Purchases of treasury shares	(179,221)	—	—	—	(4,812)	—	(4,812)
Balance at December 31, 2011	92,267,256	$890,314	$(336,873)	$(9,880)	$—	$331	$543,892
Net income (loss)	—	—	6,012	—	—	(22)	5,990
Other comprehensive loss	—	—	—	1,228	—	—	1,228
Issuance of restricted stock	59,891	976	—	—	—	—	976
Forfeitures of restricted stock	(32,210)	—	—	—	(108)	—	(108)
Excess tax benefit on options exercised and vested restricted stock	—	477	—	—	—	—	477
Amortization of stock-based compensation	—	31	—	—	—	—	31
Treasury shares received in lieu of taxes to be remitted on share award	(9,529)	—	—	—	(152)	—	(152)
Balance at December 31, 2012	92,285,408	$891,798	$(330,861)	$(8,652)	$(260)	$309	$552,334
Net income (loss)	—	—	4,990	—	—	(24)	4,966
Other comprehensive income	—	—	—	1,135	—	—	1,135
Capital contributions from non-controlling interest	—	—	—	—	—	4,886	4,886
Issuance of common stock for director fees	11,898	244	—	—	—	—	244
Amortization of stock based compensation	—	3	—	—	—	—	3
Reduction in excise tax benefits on stock options	—	(18)	—	—	—	—	(18)
Treasury shares received in lieu of taxes to be remitted on vesting of restricted stock awards	(4,393)	—	—	—	(25)	—	(25)
Balance at December 31, 2013	92,292,913	$892,027	$(325,871)	$(7,517)	$(285)	$5,171	$563,525

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,966	$5,990	$(330,308)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	9,131	10,110	15,840
Stock based compensation	247	898	8,452
Pension charges	—	2,063	5,871
Gain on sale of investments	(93)	—	—
Equity (income) loss in from unconsolidated joint ventures	(112)	46	93
Deferred income tax benefit	(909)	(242)	(53,497)
Impairment losses	5,080	2,551	377,325
Loss on disposal of plant and equipment	47	758	294
(Gain) loss attributed to casualty loss of real estate	(575)	—	998
Cost of operating properties sold	22,022	27,248	10,444
Expenditures for operating properties	(19,165)	(22,920)	(28,296)
Issuances of notes receivable, net	(5,248)	—	(681)
Accretion (income) expense	(793)	564	(424)
Other, net	(173)	—	—
Changes in operating assets and liabilities:
Payments received on notes receivable	1,562	594	1,546
Other assets	(96)	1,083	5,471
Accounts payable and accrued liabilities	(96)	(5,535)	(20,165)
Income taxes payable	538	(167)	(2,802)
Net cash provided by (used in) operating activities	16,333	23,041	(9,839)
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(19,301)	—	—
Purchases of property and equipment	(3,594)	(475)	(2,426)
Proceeds from the disposition of assets	602	—	328
Purchases of investments	(256,730)	—	—
Maturities of investments	100,000	—	—
Sales of investments	7,725	—	—
Cash receipts from retained interest investments	—	656	—
Contributions to unconsolidated affiliates	(88)	—	(40)
Net cash (used in) provided by investing activities	(171,386)	181	(2,138)
Cash flows from financing activities:
Contribution to Pier Park North joint venture from non-controlling interest	4,886	—	—
Distributions to non-controlling interest partner	—	—	(141)
Distributions to unconsolidated affiliates for repayment of debt	—	—	(4,434)
Borrowings on construction loan in Pier Park joint venture	6,445	—	—
Repayments of long term debt	(321)	(19,958)	(227)
Proceeds from exercise of stock options	—	—	100
(Reduction) excess excise tax benefits related to stock based compensation	(18)	477	55
Taxes paid on behalf of employees related to stock based compensation	(25)	(152)	(4,812)
Net cash provided by (used in) financing activities	10,967	(19,633)	(9,459)
Net (decrease) increase in cash and cash equivalents	(144,086)	3,589	(21,436)
Cash and cash equivalents at beginning of the year	165,980	162,391	183,827
Cash and cash equivalents at end of the year	$21,894	$165,980	$162,391

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash (received) paid during the period for:
Interest	$2,407	$3,072	$8,329
Income taxes	$(22)	$319	$1,988
Capitalized interest	$6	$—	$243
Non-cash financing and investment activities:
Net increase (decrease) in Community Development District Debt	$2,589	$(956)	$1,016
(Decrease) increase in pledged treasury securities related to defeased debt	$(558)	$3,519	$(1,982)
Expenditures for operating properties and property and equipment financed through accounts payable	$4,497	$1,917	$1,936
Settlement of note receivable	$312	$—	$—
Non-monetary receipt of real estate from an unconsolidated affiliate	$398	$—	$—

See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)

1. Nature of Operations
The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise (the “Company”) is a Florida real estate development and operating company that as of December 31, 2013 owned approximately 567,000 acres of land concentrated primarily between Tallahassee and Destin, Florida.
The Company conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) rural land, 4) resorts, leisure and leasing operations and 5) forestry.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. Investments in joint ventures and limited partnerships in which the Company has significant influence, but not a controlling interest are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, impairment assessments, pension plan asset and obligation, retained interest investments, accruals and deferred taxes. Actual results could differ from those estimates. Impairment analyses of long-lived assets, including real estate investments, are particularly dependent on the projected pricing and capital expenditures as well as estimated holding and selling periods, which are based on management’s current intent for the use and disposition of each property. The fair value estimates of properties used to support measurement of an impairment may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals, or a combination of both, all of which are subject to estimates.
Revenue Recognition
Revenues consist primarily of real estate sales, resorts, leisure and leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenues and costs and expenses.
Real estate sales
Revenues from real estate sales, including sales of residential homes and homesites, commercial properties and rural land, are recognized when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and the Company does not have significant continuing involvement with the real estate sold.

F 10

The buyer’s minimum initial investment requirement is typically the receipt of cash for approximately twenty to twenty-five percent of the sales value depending on the type and use of the property purchased. If the minimum initial investment requirement is not met revenues may be deferred depending on the circumstances. In addition, revenue is not recognized until title transfers and any consideration received is deferred until title is transferred.
Percentage-of-completion accounting, where revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs, is used for our homesite sales when required development is not complete at the time of sale and for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.
Revenues from lot residuals on homebuilder sales that provide the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold are recognized when received by the Company.
Brokerage fees are recorded as the services are provided.
Resorts, leisure and leasing revenues
Resorts, leisure and leasing revenues include service and rental fees associated with the Company's vacation rental programs in WaterColor Inn, WaterColor, WaterSound Beach and surrounding communities and other resort, golf club, marina and retail/commercial leasing operations. These revenues are generally recognized as services are provided. Vacation rental revenues include the entire rental fee collected from the customer. The amount remitted to the homeowner, less the Company’s commission, is presented in cost of resorts, leisure and leasing operations, since the Company is the primary obligor, establishes the price, and performs the majority of the service provided. Golf membership revenues are recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period.
Operating revenues also consist of long term rental revenues from retail/commercial leasing operations, which are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Tenant reimbursements are included in rental revenues. Minimum future rents on non-cancelable leases for the next five years are $2.5 million in 2014, $2.3 million in 2015, $2.3 million in 2016, $2.2 million in 2017, and $2.2 million in 2018.
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
In March 2011, the Company entered into a $55.9 million agreement with an investment fund for the sale of timber deeds which gives the investment fund the right to harvest timber on specific tracts of land (encompassing 40,975 acres) over a maximum term of twenty years. Pursuant to the agreement, the Company entered into timber deed conveying ownership of the trees to the buyer but retaining ownership of the underlying land. Concurrently with the execution of the timber deeds, the Company entered into a Thinnings Supply Agreement. Thinning is the initial cutting and removal of smaller trees and undergrowth in an area. Pursuant to the Thinnings Supply Agreement, to the extent that the buyer decides to thin tracks of timber conveyed to it pursuant to the timber deeds, the Company agreed to purchase 85% of the first thinnings (“First Thinnings”). The Company believes that the impact on revenue and net margin in any period during the duration of the Thinnings Supply Agreement will be immaterial.

F 11

In 2011, the Company recognized $54.5 million in revenue related to the timber deeds with $1.4 million recorded as an imputed land lease to be recognized over the life of the timber deeds. The Company purchased approximately $0.2 million, $0.9 million and $1.2 million, of First Thinnings during 2013, 2012 and 2011, respectively. As part of the AgReserves Sale, the Thinnings Supply Agreement is expected to be assigned to AgReserves. For further information on the AgReserves Sale, see Note 5, Proposed Sale Transactions.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) includes amounts due to the changes in the funded status of the Company’s pension plan and unrealized gains and temporary losses on available-for-sale securities. Changes in the funded status of the Company's pension plan are initially recognized in Other comprehensive income (loss) and are typically amortized into net income (loss) over a period of time or recognized at the time of a specific event, such as a curtailment of benefit plan obligations. See Note 17, Employee Benefit Plans.
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
Investments with unrealized losses are evaluated to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or they mature, investee's industry and amount of the unrealized loss. Based on these factors, the unrealized losses related to the Company's corporate debt securities of $2.2 million were determined to be temporary at December 31, 2013.

Notes Receivable
The Company’s notes receivable are due from customers or homebuilders located within the United States. The Company evaluates the carrying value of notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectability of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates.
Investment in Real Estate
The Company capitalizes costs directly associated with development and construction of identified real estate projects. The Company also capitalizes those indirect costs that relate to the projects under development or construction. These indirect costs include construction/development administration, legal fees, capitalized interest, and project administration to the extent that such costs are related to a specific project. Interest is capitalized (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development.

F 12

Real estate inventory costs also include land and common development costs (such as roads, sewers and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.
The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If the Company determines not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable. During 2013, the Company has capitalized indirect development costs of $0.7 million, which are primarily related to the consolidated joint venture at Pier Park North. The Company capitalized less than $0.1 million of indirect development costs during 2012 and 2011.
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
Depreciation is computed on straight-line method over the useful lives of the assets ranging from five to forty years.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating, development, investment property and property and equipment, net. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	continuing operating or cash flow losses for an operating property; and,

•	an accumulation of costs in a development property that significantly exceeds its historical basis in property held long-term.
The Company uses varying methods to determine if impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.
For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	estimated pricing and projected price appreciation over time, which can range from 0 to 5% annually;

•	the amount and trajectory of price appreciation over the estimate selling period;

F 13

•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;

•	holding costs to be incurred over the selling period;

•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	whether liquidity is available to fund continued development.
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

•
for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,

•
for investments in golf courses, memberships, future rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

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
The results of impairment analyses for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group. As a result of the Company’s risk-adjusted investment return criteria, these future holding periods were reduced. As the Company adds new projects and developments, the Company will use specific holding periods for these new projects and developments, which may include longer holding periods.
If a property is considered impaired, the impairment charge is determined by the amount the property's carrying value exceeds its fair value. We use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiplier to revenue using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate (10% to 20%), through appraisals of the underlying property, or a combination thereof.
The Company classifies the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair value less estimated costs to sell.

F 14

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
Income Taxes
The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in Other income.
In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. The Company records a valuation allowance based on the timing of reversal of existing taxable temporary differences and the Company’s history of losses and future expectations of reporting taxable losses, if management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets.
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

F 15

RockTenn’s Panama City, Florida mill is the largest consumer of pine pulpwood logs within the immediate area in which most of the Company’s timberlands are located. Under the terms of a supply agreement, RockTenn would be liable for any monetary damages as a result of the closure of the mill due to economic reasons for a period of one year from the date of the closure. Nevertheless, if the RockTenn mill in Panama City were to permanently cease operations, the price for the Company’s pulpwood may decline, and the cost of delivering logs to alternative customers could increase. As part of the AgReserves Sale, the RockTenn supply agreement will be assumed by AgReserves. For further information on the AgReserves Sale, see Note 5, Proposed Sale Transactions.
Earnings (loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in any diluted earnings per share calculation when the Company has a loss from operations. Non-vested restricted stock is included in outstanding shares at the time of grant. For the three years ended December 31, 2013 basic average shares outstanding were the same as diluted shares outstanding.

Recently Issued Accounting Pronouncement
Income Taxes
In July 2013, FASB determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforwards or other tax credit carryforwards when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company is currently evaluating the impact of this ASU on the Company’s Consolidated Financial Statements.

F 16

3. Investment in Real Estate
Real estate by property type and segment includes the following:

	December 31, 2013	December 31, 2012
Operating property:
Residential real estate	$2,071	$2,792
Resorts, leisure and leasing operations	146,624	152,906
Forestry	57,078	54,984
Rural land	139	139
Other	45	179
Total operating property	205,957	211,000
Development property:
Residential real estate	130,616	133,835
Commercial real estate	57,959	59,851
Resorts, leisure and leasing operations	28,482	351
Rural land	5,768	5,768
Corporate	2,366	2,268
Total development property	225,191	202,073
Investment property:
Commercial real estate	700	700
Resorts, leisure and leasing operations	255	255
Forestry	953	953
Other	3,208	3,216
Total investment property	5,116	5,124
Investment in unconsolidated affiliates(1)	2,241	2,222
Total real estate investments	438,505	420,419
Less: Accumulated depreciation	53,496	49,772
Investment in real estate, net	$385,009	$370,647

(1) Recorded in the Company’s resorts, leisure and leasing operation's segment.

Operating property includes property that the Company uses for daily operations and activities. The resorts, leisure and leasing operating property include the WaterColor Inn, golf courses and marinas. Also included in resorts, leisure and leasing operating property is property developed by the Company and used for retail and commercial rental purposes. This property may be sold in the future as part of the Company's principal real estate business. Forestry operating property includes the Company’s timberlands.
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

F 17

Investment property includes the Company’s land held for future use that has not been allocated to a specific project.

Investment in unconsolidated affiliates reflects the Company’s investment in the East San Marco joint venture. See Note 8, Real Estate Joint Ventures.
Depreciation expense related to real estate investments was $5.3 million, $5.9 million, and $7.8 million in 2013, 2012 and 2011, respectively. Depletion expense related to our timber operations was $1.2 million, $1.6 million, and $4.4 million in 2013, 2012 and 2011, respectively.
4. Impairments of Long-lived Assets
In 2013, the Company recorded impairment charges of $5.1 million, primarily for a golf course, which incurred negative operating cash flows in 2013 and the future estimated undiscounted cash flows were less than the carrying value of its assets. In addition, during 2013, the Company changed its use of a residential property and wrote the property down to its current fair value less estimated selling costs.
In December 2012, the Company entered into agreement with the Northwest Florida Beaches International Airport, which the Company agreed to cease operating its covered airport parking for a period of seven years, which in turn the Airport released the Company from a twenty-eight years remaining land lease on a different land parcel with approximately $4.2 million of total future payments. As a result of ceasing operations at the covered airport parking the future estimated undiscounted cash flows did not cover the current carrying value of the covered airport parking; thus the Company wrote the covered airport parking facility down to its current fair value based on a current property appraisal and recorded an impairment charge of $2.6 million in 2012.
In January 2012, the Company adopted a real estate investment strategy, which was focused on reducing future capital outlays and employing a risk-adjusted investment return criteria for evaluating its properties and future investments in such properties. Pursuant to this strategy, the Company intended to significantly reduce planned future capital expenditures for infrastructure, amenities, master planned community development and reposition certain assets to encourage increased absorption of such properties in their respective markets. As part of this repositioning, the Company expected properties may be sold in bulk, in undeveloped or developed parcels or at lower price points and over shorter time periods.
In connection with implementing this real estate strategy, which the Company continued in 2012 and 2013, management reassessed its impairment analysis for its investments in real estate using updated assumptions from the strategy change to determine estimated future cash flows on an undiscounted basis. These future cash flows were adjusted to consider the following items:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	estimated pricing and projected price appreciation over time, which can range from 0 to 5% annually;

•	the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;

•	holding costs to be incurred over the selling period;

F 18

•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit at 20%;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	whether liquidity is available to fund continued development.
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

•
for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,

•
for investments in golf courses, memberships, future rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

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

5. Proposed Sale Transactions

AgReserves Sale

On November 6, 2013, the Company and AgReserves Inc. (“AgReserves”) entered into a purchase and sale agreement (the “AgReserves Sale Agreement”) for the sale of approximately 382,834 acres of land located in Northwest Florida owned by the Company, along with certain other assets and inventory and rights under certain continuing leases and contracts, to AgReserves for $565 million subject to adjustment as set forth in the sale agreement (the “AgReserves Sale”). The acreage to be included in the AgReserves Sale includes substantially all of the Company’s land designated for forestry operations as well as other land (i) that is not utilized in the Company’s residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that is not part of Company's development plans. The acreage to be included in the AgReserves Sale is subject to limited adjustments based on title and environmental diligence and casualty events between signing and closing.

AgReserves has delivered a deposit of $37.5 million for the AgReserves Sale and the remaining purchase price is payable at closing in cash or, at the Company's option, a combination of cash and timber notes.

F 19

As of December 31, 2013, the carrying amount of the assets and liabilities expected to be included in the AgReserves Sale include the following:

Investment in real estate, net	$54,668
Property and equipment, net	209
Other assets	1,543
Total assets	$56,420

Accrued liabilities and deferred credits	$12,641

The closing of the AgReserves Sale is subject to a number of conditions, including among others: (i) approval by the Company's shareholders (a shareholders’ meeting for this purpose is presently scheduled for March 4, 2014), (ii) the expiration or termination of all waiting periods under regulatory law applicable to the AgReserves Sale, and (iii) the purchase price not being reduced by more than $40 million as a result of any reduced acreage.

The AgReserves Sale Agreement contains certain termination rights, including if it is not completed on or before May 1, 2014 or if the approval of the Company's shareholders is not obtained. If the AgReserves Sale Agreement is terminated under certain circumstances, the Company may be required to pay AgReserves certain fees and expenses, including: (i) a termination fee of approximately $21 million if (a) in certain cases, our shareholders’ do not approve the AgReserves Sale, (b) the Company enters into a definitive transaction agreement providing for the consummation of the transaction contemplated by a Superior Proposal (as defined in the AgReserves Sale Agreement), or (c) the Company's Board makes a Recommendation Change (as defined in the AgReserves Sale Agreement) or fails to recommend that the Company's shareholders approve the AgReserves Sale; or (ii) AgReserves’s transaction costs and expenses which in some cases are limited to $1.5 million. Except in certain limited cases as set forth in the AgReserves Sale Agreement, the Company is required to return the deposit to AgReserves if the AgReserves Sale Agreement is terminated.

RiverTown Sale

On December 31, 2013, the Company entered into a purchase and sale agreement (the “RiverTown Sale Agreement”) with Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”) to sell approximately 4,057 acres of real property, which primarily constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company's related development or developer rights, founder’s rights and certain tangible and intangible personal property (collectively the “RiverTown Community”), to Mattamy for $43.6 million subject to adjustments and prorations as set forth in the RiverTown Sale Agreement (the “RiverTown Sale”). The closing is subject to customary real estate closing conditions.

Additionally, pursuant to the RiverTown Sale Agreement, Mattamy will be required to:
(i) purchase certain RiverTown Community related impact fee credits from us following the closing as the RiverTown Community is developed, and
(ii) assume the Company's Rivers Edge CDD obligations.

Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, the Company could receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown Community, the timing of Mattamy’s development of the RiverTown Community and the cost for impact fees at the time of such development (as determined by St. Johns County’s then current impact fee cost schedule), which are all factors beyond the Company's control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees.

F 20

As of December 31, 2013, the carrying amount of the assets and liabilities expected to be included in the RiverTown Sale includes the following:

Investment in real estate, net	$22,307
Other assets	251
Total assets	22,558
Debt (1)	5,521
Accrued liabilities and deferred credits	293
Net carrying value	$16,744

(1)	Only Rivers Edge CDD assessments for platted property have been recorded as a liability. The Company's total outstanding Rivers Edge CDD assessments at December 31, 2013 are $11.1 million.

Mattamy has delivered a refundable deposit of $0.1 million, and the balance of the deposit, $1.9 million, which may at Mattamy’s election be paid in the form of a letter of credit, will be due within three business days of the conclusion of the inspection period. The remaining balance of the purchase price is payable at closing in cash.

The RiverTown Sale Agreement contains certain termination rights, including Mattamy’s right to terminate the RiverTown Sale, in its sole and absolute discretion, at any time before the expiration of the inspection period and receive a full refund of the deposit then paid. Additionally, the RiverTown Sale Agreement provides that the closing shall occur no later than March 30, 2014. Except in certain limited cases as set forth in the RiverTown Sale Agreement, the Company is required to return the deposit to Mattamy if the RiverTown Sale Agreement is terminated.

6. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.
At December 31, 2013 investments classified as available-for-sale securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. treasury securities	$124,861	$88	$—	$124,949
Corporate debt securities	24,236	—	2,213	22,023
	$149,097	$88	$2,213	$146,972

In April 2013, the Company engaged Fairholme Capital Management, L.L.C. (“Fairholme Capital”), to serve as an investment adviser to the Company. As of December 31, 2013, Fairholme Capital owns approximately 27.1% of the Company's common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company's Board of Directors. Fairholme Capital will receive no compensation for their services as the Company's investment advisor.

F 21

As of December 31, 2013, pursuant to the terms of the Investment Management Agreement (the “Agreement”) with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors, which were set forth in the Agreement. The investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account to be held in cash, investment grade cash equivalents or U.S. treasury securities, (ii) no more than 50% of the investment account be held in corporate debt securities, which may be investment grade or non-investment grade, and (iii) no more than 10% of the investment account be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in equity securities. As of December 31, 2013, the investment account included $1.8 million of money market funds (which are classified within cash and cash equivalents), $124.9 million of U.S. treasury securities and $22.0 million of corporate debt securities. The issuers of the corporate debt securities are two national retail chains and are non-investment grade.

Effective February 21, 2014, the Company entered into an Amendment (the “Amendment”) to the Agreement with Fairholme Capital. Pursuant to the Amendment, the Company modified the investment guidelines and restrictions described in the Agreement. As amended, the investment guidelines require that, as of the date of any investment, (i) at least 50% of the investment account will be held in cash or cash equivalents, as defined in the Amendment and (ii) no more than 10% of the investment account will be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in common stock securities.
At December 31, 2013, there were no U.S. treasury securities with unrealized losses. At December 31, 2013, corporate debt securities with a fair value of $22.0 million had $2.2 million of unrealized losses, net of tax, which were included in Accumulated other comprehensive income for the year ended December 31, 2013.
During the year ended December 31, 2013, realized gains from the sale of available-for-sale securities were $0.1 million and proceeds from the sale of available-for-sale securities were $7.7 million and proceeds from the maturity of available-for-sale securities were $100.0 million (which were primarily reinvested in U.S. treasury securities).
The Company evaluates investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or maturity, investee's industry and amount of the unrealized loss. Based on these factors, at December 31, 2013, the unrealized losses related to the corporate debt securities of $2.2 million were deemed temporary.

At December 31, 2013, the contractual maturities of investments classified as available-for-sale were as follows:

	Cost	Fair Value
Due in one year or less	$124,861	$124,949
Due after one year through five years	24,236	22,023
	$149,097	$146,972
Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

F 22

7. Financial Instruments and Fair Value Measurements
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
The financial instruments measured at fair value on a recurring basis at December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$1,761	$—	$—	$1,761
Debt securities:
U.S. treasury securities	124,949	—	—	124,949
Corporate debt securities	—	22,023	—	22,023
	$126,710	$22,023	$—	$148,733
Money market funds and short term U.S. treasury securities are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy.

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
Long-lived Assets
The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes are measured at lower of carrying value or fair value. The fair value of these homes is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Other properties for which management does not intend to sell in the near term or under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property (level 3 inputs). For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain and complete the existing project, including infrastructure and amenity costs, and using management’s best estimates about future sales prices, sales volumes, sales velocity and holding periods (level 3 inputs). The estimated length of expected development periods, related economic cycles and inherent uncertainty with respect to these projects such as the impact of changes in development plans including changes in intended use such as whether land is sold in bulk or in individual lots, or is sold in developed or undeveloped condition and the Company’s intent and ability to hold the projects through the development period, could result in changes to these estimates. For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties.

F 23

The Company uses varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market, (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiple to revenue using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate (10% to 20%), through appraisals of the underlying property, or a combination thereof.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. The Company’s non-financial assets measured at fair value on a nonrecurring basis and level 3 inputs are as follows at December 31, 2013 and 2012.

Financial Statement Line	Level 3 Fair Value	Total Impairment Charge	Unobservable Input(s)	Range of Inputs Used
December 31, 2013
Investment in real estate, net	$2,420	$4,911	Revenue growth rates	5% - 16%
			Discount rate	14%
			Cap rate	11.8%
Investment in real estate, net	$722	$169	Estimated selling price based on market data	$0.7 million - $0.9 million
December 31, 2012
Investment in real estate, net	$300	$2,551	Third party appraisal without comparable property sales	$105,000 - $33,000 per acre
One of the Company's golf courses incurred negative operating cash flows in 2013 and the future estimated undiscounted cash flows were less than the carrying value of its operating assets; therefore, the Company recorded an impairment charge of $4.9 million. The fair value of the property was determined by discounting projected cash flows. In addition, during 2013, the Company changed its use of a residential property and wrote the property down to its current fair value less estimated selling costs.
In December 2012, the Company entered into agreement with the Northwest Florida Beaches International Airport, which the Company agreed to cease operating its covered airport parking for a period of seven years, which in turn the Northwest Florida Beaches International Airport released the Company from a twenty-eight year remaining land lease on another parcel with approximately $4.2 million of total future payments. As a result of ceasing operations at the covered airport parking the future estimated undiscounted cash flows did not cover the current carrying value of the covered airport parking; thus the Company wrote the covered airport parking facility down to its current fair value based on a current property appraisal.
Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•
The fair values of cash and cash equivalents, accounts payable and accrued liabilities, approximate their carrying values at December 31, 2013 and 2012, due to the short-term nature of these assets and liabilities. These financial instruments would be categorized as level 1. The Company’s notes receivable and debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 2.

•	The fair value of the Company’s pledged treasury securities is based on quoted market rates.

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

F 24

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	December 31, 2013			December 31, 2012
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$26,260	$28,465	1	$26,818	$30,432	1
Retained interest investments	$9,639	$12,827	3	$9,481	$12,392	3
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
As such, the government backed securities and the related debt (see Note 11, Debt) remain on the Company’s Consolidated Balance Sheets at December 31, 2013 and December 31, 2012. The government backed securities are recorded as Pledged treasury securities on the Company’s Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
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

F 25

The Company had a retained interest investment balance of $9.6 million and $9.5 million as of December 31, 2013 and 2012, respectively, recorded in Other assets on the Company’s Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the Entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 12.5%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the years ended December 31, 2013 and 2012.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its Consolidated Balance Sheets in connection with the installment sale monetization transactions.

8. Real Estate Joint Ventures
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
Consolidated VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%, as of December 31, 2013. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed, which were met in 2013. As of December 31, 2013, $6.4 million was outstanding on the construction loan. Pursuant to the construction loan the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. treasuries and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

F 26

As of December 31, 2013, the Company's capital account represents over 73% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34% to the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company.
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
As of December 31, 2013 and 2012, the carrying amounts of the VIEs’ assets that are consolidated were $31.0 million and non-recourse liabilities $14.1 million, including debt, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. The VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, the VIEs, and not the Company, except for the debt principal repayment guarantee.
Unconsolidated VIEs
As of December 31, 2013, the Company is a partner in the following two real estate joint ventures that are accounted for using the equity method: East San Marco L.L.C. (“ESM”) and ALP Liquidating Trust (“APL”). These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in these unconsolidated VIEs is generally limited to its investment in the joint venture. If it is reasonably determined that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest. The Company’s investments in unconsolidated joint ventures are recorded in real estate investments and were $2.2 million at December 31, 2013 and 2012.
In 2013, the Company entered into an agreement to sell its 50% ownership in ESM to its joint venture partner for $2.3 million subject to certain adjustments and prorations. The closing of the sale of the Company's joint ventures interest is subject to certain conditions, including the closing of ESM's pending property sale to a third party.

F 27

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	December 31, 2013	December 31, 2012
BALANCE SHEETS:
Investment in real estate	$12,124	$12,381
Cash and cash equivalents	16,897	18,523
Other assets	72	130
Total assets	$29,093	$31,034

Accounts payable and other liabilities	$159	$761
Equity(1)	28,934	30,273
Total liabilities and equity	$29,093	$31,034

(1) The majority of the equity in unconsolidated investments relates to APL. In 2008, the Company wrote-off its investment in APL as a result of APL reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, APL changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the APL’s change in accounting.

	2013	2012	2011
STATEMENTS OF OPERATIONS:
Total expenses, net	$1,014	$1,042	$1,031
Net loss	$1,014	$1,042	$1,031

9. Notes Receivable, net
Notes receivable, net consists of the following:

	December 31, 2013	December 31, 2012
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	$2,623	$2,758
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, annual principal payments of $0.3 million, any remaining payments outstanding are due February and August 2015, net of deferred profit of $0.7 million at December 31, 2013	4,062	—
Various mortgage notes, secured by certain real estate bearing interest at various rates	647	1,217
Total notes receivable, net	$7,332	$3,975
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of December 31, 2013, the Company has mortgage notes receivables for $4.1 million, net of deferred profit, from one homebuilder that is secured by the real estate sold.

F 28

10. Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2013	December 31, 2012	Estimated Useful Life (in years)
Railroad and equipment	$33,627	$33,627	15-30
Machinery and equipment	18,714	18,618	3-10
Office equipment	19,154	18,909	3-10
Autos and trucks	1,600	1,726	3-10
	73,095	72,880
Less: Accumulated depreciation	62,206	61,101
	10,889	11,779
Construction in progress	521	370
Total property and equipment, net	$11,410	$12,149

Depreciation expense on property and equipment was $2.5 million in 2013, $2.4 million in 2012 and $2.8 million in 2011.

11. Debt

Debt consists of the following:

	December 31, 2013	December 31, 2012
In-substance defeased debt, interest payable monthly at 5.62% at December 31, 2013 and December 31, 2012, secured and paid by pledged treasury securities, due October 1, 2015	$26,260	$26,818
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 — May 2039, bearing interest at 5.25% to 7.15% at December 31, 2013 and December 31, 2012	11,512	9,244
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.27% at December 31, 2013	6,445	—
Total debt	$44,217	$36,062
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.

F 29

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $11.5 million and $9.2 million related to CDD assessments as of December 31, 2013 and 2012, respectively. The Company's total outstanding CDD assessments were $34.1 million and $34.8 million at December 31, 2013 and 2012, respectively.
In February 2013, the Company's Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed, which were met in 2013. As of December 31, 2013, $6.4 million was outstanding on the construction loan. Pursuant to the construction loan the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

The aggregate maturities of debt subsequent to December 31, 2013 are(a):

December 31, 2013
2014	$663
2015	25,748
2016	6,529
2017	90
2018	97
Thereafter	11,090
$44,217

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $26.3 million.

F 30

12. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	December 31, 2013	December 31, 2012
Accrued compensation	$3,705	$3,529
Deferred revenue	29,996	27,962
Environmental and insurance liabilities	1,071	1,621
Other accrued liabilities	14,875	9,240
Total accrued liabilities and deferred credits	$49,647	$42,352
Deferred revenue at December 31, 2013 and 2012 includes $23.5 million related to a 2006 sale of approximately 3,900 acres of rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred. As of December 31, 2013, 1,595 acres remained to be transferred.
13. Income Taxes
Income tax benefit (expense) for the years ended December 31, 2013, 2012, and 2011 consist of the following:

	2013	2012	2011
Current:
Federal	$349	$34	$(2,091)
State	169	118	(70)
Total	518	152	(2,161)
Deferred:
Federal	(366)	196	(52,450)
State	(561)	39	(1,047)
Total	(927)	235	(53,497)
Income tax (benefit) expense	$(409)	$387	$(55,658)

Total income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 was allocated in the consolidated financial statements as follows:

	2013	2012	2011
Income tax (benefit) expense	$(409)	$387	$(55,658)
Tax benefits recorded on Consolidated Statement of Changes in Equity:
Excess tax expense on stock-based compensation	—	—	907
Deferred tax expense on accumulated other comprehensive income	—	—	7,888
Total	—	—	8,795
Total income tax (benefit) expense	$(409)	$387	$(46,863)

F 31

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2013	2012	2011
Tax at the statutory federal rate	$1,603	$2,240	$(135,078)
State income taxes (net of federal benefit)	160	224	(13,508)
Increase (decrease) in valuation allowance	(2,218)	(2,870)	94,505
Real estate investment trust income exclusion	—	—	(1,468)
Other	46	793	(109)
Total income tax (benefit) expense	$(409)	$387	$(55,658)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Federal net operating carryforwards	$26,884	$29,222
State net operating loss carryforwards	20,759	20,888
Impairment losses	151,050	150,514
Prepaid income from land sales	10,210	10,262
Other	4,697	4,968
Total gross deferred tax assets	213,600	215,854
Valuation allowance	(93,058)	(95,276)
Total net deferred tax assets	120,542	120,578
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	1,726	2,055
Deferred gain on land sales and involuntary conversions	31,385	32,255
Prepaid pension asset	15,596	16,173
Installment sale	58,969	58,138
Total gross deferred tax liabilities	107,676	108,621
Net deferred tax asset	$12,866	$11,957

At December 31, 2013, the Company had a federal net operating loss carryforwards of $76.8 million and a state net operating loss carryforwards of $593.1 million. At December 31, 2012, the Company had a federal net operating loss carryforwards of $83.5 million and a state net operating loss carryforwards of $596.8 million. These net operating losses are available to offset future taxable income through 2031.

F 32

In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and the Company’s history of losses, management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company has maintained a valuation allowance. During 2013, the valuation allowance has decreased by $2.2 million primarily as a result of taxable income in 2013. The valuation allowance was $93.1 million at December 31, 2013 and $95.3 million at December 31, 2012.
Included in other deferred tax assets is a valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss of $2.1 million and $3.0 million at December 31, 2013 and December 31, 2012, respectively.
At December 31, 2013 and 2012, the Company had a valuation allowance of $8.4 million and $9.6 million, respectively related to state net operating losses and charitable contribution carryforwards.
The Company had approximately $1.7 million of total unrecognized tax benefits as of December 31, 2013 and 2012, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions. There were no penalties required to be accrued at December 31, 2013 and 2012. The Company recognizes interest and/or penalties related to income tax matters in income tax (expense) benefit.
The IRS completed the examination of the Company’s tax returns for 2007, 2008, 2009 and 2011 without adjustment.
14. Restructuring
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
Termination benefits are comprised of severance-related payments for all employees terminated in connection with the restructuring. Restructuring programs commencing in prior periods were substantially complete at the beginning of 2012, and the Company did not introduce any new programs during 2013 or 2012. A summary of the charges incurred and reserves recorded in connection with the restructuring and relocation programs by segment during 2012 and 2011 as follows:

	Balance at December 31, 2011	Costs Accrued (Adjustments)	Payments	Balance at December 31, 2012	Cumulative Charges
2011 and prior restructuring and relocation programs
Residential real estate	$341	$(24)	$317	$—	$20,153
Commercial real estate	186	(186)	—	—	2,818
Rural land	149	(145)	4	—	2,617
Forestry	—	—	—	—	571
Corporate and other	114	355	424	45	22,556
Total	$790	$—	$745	$45	$48,715

F 33

	Balance at December 31, 2010	Cost Accrued (Adjustments)	Payments	Balance at December 31, 2011
2011 restructuring and relocation programs
Residential real estate	$239	$699	$597	$341
Commercial real estate	9	1,657	1,480	186
Rural land	36	196	83	149
Forestry	19	77	96	—
Corporate and other	657	8,922	9,465	114
Total	$960	$11,551	$11,721	$790

15. Stock Repurchase Program
Through December 31, 2011, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2013. There is no expiration date on the Stock Repurchase Program.
The Company has repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,651,238 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock units, for a total of 30,596,849 acquired shares from inception of the Stock Repurchase Program through December 31, 2013. During 2013, 2012 and 2011, executives surrendered 3,378, 9,529 and 179,221 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.
On December 31, 2011, the Company canceled and retired 30,497,699 shares of treasury stock resulting in an allocation based upon weighted average issuance price which reduced common stock by $51.1 million and retained earnings by $885.1 million.

16. Stock-Based Compensation
Stock Options and Restricted Stock
The Company previously offered a stock incentive plan whereby awards were granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards were discretionary and were determined by the Compensation Committee of the Board of Directors. Awards vested based upon service conditions. Option and share awards provided for accelerated vesting if there was a change in control (as defined in the award agreements). Non-vested restricted shares generally vested over requisite service periods of 4 years and were considered to be outstanding shares, beginning on the date of each grant. Stock option awards were granted with an exercise price equal to market price of the Company’s stock on the date of grant. No stock options were granted in 2013, 2012 or 2011. As of December 31, 2013, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.
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

F 34

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Upon exercise of stock options or vesting of restricted stock, the Company will issue new common stock.
Total stock-based compensation recorded in Corporate expense, net, on the Consolidated Statements of Operations for the three years ended December 31, 2013 is as follows:

	2013	2012	2011
Stock compensation expense before tax benefit	$247	$998	$8,452
Income tax benefit	—	(384)	(3,254)
	$247	$614	$5,198

The following table sets forth the summary of option activity outstanding under the stock option program for 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2012	105,100	$52.96	3.7	—
Forfeited or expired	5,325	$30.30	—	—
Balance at December 31, 2013	99,775	$54.15	2.9	—
Vested or expected to vest at December 31, 2013	99,775	$54.15	2.9	—
Exercisable at December 31, 2013	99,775	$54.15	2.9	—
The total intrinsic value of options exercised during 2011 was less than $0.1 million. The intrinsic value is calculated as the difference between the market value as of the exercise date and the exercise price of the shares. Shares of Company stock issued upon the exercise of stock options in 2011 were 4,000. No options were exercised during 2013 or 2012.
Cash received for strike prices from options exercised under stock-based payment arrangements for 2011 was $0.1 million. The actual tax benefit realized for the tax deductions from options exercised under stock-based arrangements were zero for 2011.
The following table sets forth the summary of restricted stock unit activity outstanding under the restricted stock unit program for 2013:

Nonvested Service Based Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	11,387	$21.52
Granted	11,898	$20.49
Vested	23,285	$21.52
Balance at December 31, 2013	—	$—

The weighted average grant date fair value of restricted stock units during 2013, 2012 and 2011 was $20.49, $16.30 and $28.01, respectively. In 2013, less than 0.1 million of vested restricted stock awards were granted to certain of the Company’s directors as fees for services rendered.

F 35

The total fair values of restricted stock units and stock options which vested during 2013, 2012 and 2011 were $0.5 million, $1.5 million and $9.7 million, respectively.
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
At December 31, 2011, there were 23,192 restricted stock units granted with market conditions outstanding with a weighted average grant date fair value of $15.69 that vested, forfeited or were canceled in the first quarter of 2012.

17. Employee Benefit Plans
The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). Amounts credited to employee accounts in the Pension Plan are based on the employees’ years of service and compensation. The Company complies with the minimum funding requirements of ERISA.
In November 2012, the Board of Directors approved the termination of the Company’s Pension Plan. In March 2013, the Pension Plan was frozen until the final regulatory approvals are received and the Pension Plan’s assets will be distributed and used to pay excise taxes with any remaining assets to revert back to the Company. The Company recognized a curtailment change of $2.1 million in the Company’s Consolidated Statement of Operations in 2012 as a result of the termination. Upon settlement, the Company expects to recognize further estimated losses that will significantly affect the Company’s Consolidated Statement of Operations once the final regulatory approvals are received and the Pension Plan assets are distributed, which we expect to occur in 2014 or 2015. However, the Company cannot provide any assurance as to the timing of these matters.
The Company incurred settlement losses of $0.7 million and $1.2 million in 2013 and 2012, respectively, related to cash distributions made to certain participants. In 2011, $5.9 million of the settlement losses and curtailment charges recognized were for certain participants and related to the Company's reduced employment levels in connection with its restructurings.

F 36

Obligations and Funded Status
Change in projected benefit obligation and plan assets:

	2013	2012
Projected benefit obligation, beginning of year	$26,741	$25,828
Service cost	225	889
Interest cost	653	712
Actuarial (gain) loss	(888)	3,059
Benefits paid	(101)	(29)
Settlement loss	(3,099)	(3,718)
Projected benefit obligation, end of year	$23,531	$26,741

Fair value of assets, beginning of year	$60,097	$60,953
Actual return on assets	2,378	3,543
Settlements	(3,099)	(3,718)
Benefits and expenses paid	(728)	(681)
Fair value of assets, end of year	$58,648	$60,097

Funded status at end of year	$35,117	$33,356

Ratio of plan assets to projected benefit obligation	249%	225%
The Company has recorded a prepaid pension asset of $35.1 million and $33.4 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation of the Pension Plan was $23.5 million and $26.7 million at December 31, 2013 and 2012 respectively.

F 37

A summary of the net periodic pension cost and other amounts recognized in other comprehensive income (loss) are as follows:

	2013	2012	2011
Service cost	$225	$889	$3,059
Interest cost	653	712	1,225
Expected return on assets	(443)	(2,315)	(3,038)
Amortization of prior service costs	—	440	649
Amortization of loss	326	48	—
Settlement charges	739	1,162	3,698
One-time charge in connection with an increase in benefits for certain participants	—	—	1,401
Curtailment charge	—	2,063	2,173
Net periodic pension cost	$1,500	$2,999	$9,167
Other changes in plan assets and obligations recognized in Other comprehensive income:
Prior service cost	—	(2,503)	(769)
(Gain) loss	(3,260)	1,275	(2,531)
Total other comprehensive income	(3,260)	(1,228)	(3,300)
Total net periodic pension cost and other comprehensive income (loss)	$(1,760)	$1,771	$5,867

Actuarial loss amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss are $5.4 million and $8.7 million at December 31, 2013 and 2012, respectively. The estimated amount of the actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost is $0.5 million in 2014.
Assumptions
Assumptions used to develop end of period benefit obligations:

	2013	2012
Discount rate	4.37%	3.27%
Rate of compensation increase	N/A	N/A

Assumptions used to develop net periodic pension cost:

	December 31, 2013	December 31, 2012	December 31, 2011
Discount rate	4.37%	3.50%	4.59%
Expected long term rate on plan assets	—%	4.75%	5.00%
Rate of compensation increase	N/A	N/A	3.75%
To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 0.0%, 4.75% and 5.00% assumption in 2013, 2012 and 2011, respectively.

F 38

Plan Assets

During 2013, the Pension Plan transferred the majority of its investments held in plan assets to U.S treasury securities to maintain the Pension Plan asset balance. Prior to the termination of the Pension Plan, the Company’s investment policy was to maintain over the long-term life of the Pension Plan, an adequate pool of assets to support the benefit obligations to participants, retirees and beneficiaries. In meeting this objective, the Pension Plan sought the opportunity to achieve an adequate return to fund the obligations in a manner consistent with the fiduciary standards of ERISA and with a prudent level of diversification. Specifically, these objectives included the desire to:

•	invest assets in a manner such that contributions remain within a reasonable range and future assets are available to fund liabilities;

•	maintain liquidity sufficient to pay current benefits when due; and

•	diversify, over time, among asset classes so assets earn a reasonable return with acceptable risk of capital loss.
The Company’s overall investment strategy was to achieve a range of 65-95% fixed income investments and 5% -35% equity type investments.
Following is a description of the valuation methodologies used for assets measured at fair value at December 31, 2013 and 2012.
U.S. treasury securities: Valued based on quoted market prices in an active market.
Common/collective trusts: Valued based on information reported by the investment advisor using the financial statements of the collective trusts at year end.
Mutual funds and money market funds : Valued at the net asset value of shares held by the Pension Plan.
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
The following tables sets forth by level within the fair value hierarchy:
Assets at Fair Value as of December 31, 2013

Asset Category:	Level 1	Level 2	Level 3	Total
Cash	$115	$—	$—	$115
Money market funds	697	—	—	697
U.S. treasury securities	57,836	—	—	57,836
Total	$58,648	$—	$—	$58,648

F 39

Assets at Fair Value as of December 31, 2012

Asset Category:	Level 1	Level 2	Level 3	Total
Common/collective trusts (a)	$—	$34,936	$—	$34,936
Mutual funds (b)	—	23,756	—	23,756
Money market funds	478	—	—	478
Other	—	—	927	927
Total	$478	$58,692	$927	$60,097

(a)	Common/collective trusts invest in 67% U.S. short maturity fixed income investments, 25% U. S. large cap equities and 8% international equities.
(b)	One hundred percent of mutual funds invest in a short term fixed income fund.

The following table sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2013 and 2012:

	2013	2012
Balance, beginning of year	$927	$810
Sales	(1,648)	—
Realized gain on sale	721	—
Unrealized gains relating to instruments still held at the reporting date	—	117
Balance, end of year	$—	$927

The Company does not anticipate making any contributions to the plan during 2014. Expected benefit payments for the next ten years are as follows:

Year Ended	Expected Benefit Payments
2014	$11,739
2015	616
2016	752
2017	757
2018	863
2019-2023	5,908
Deferred Compensation Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. The Company contributions to the plan were approximately $0.2 million in 2011. The Company discontinued the matching contributions as of July 1, 2011.

F 40

18. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss for the year ended December 31, 2013:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2012	$(8,652)	$—	$(8,652)
Other comprehensive income before reclassifications	2,191	(2,218)	(27)
Amounts reclassified from accumulated other comprehensive loss	1,069	93	1,162
Net current year other comprehensive income (loss)	3,260	(2,125)	1,135
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2013	Affected Line in the Consolidated Statements of Operations
Defined Benefit Pension Items
Amortization of loss	$326	Net periodic pension costs, Note 17. Employee Benefit Plans
Settlement cost	743	Net periodic pension costs, Note 17. Employee Benefit Plans
	1,069	Net of tax

Net unrealized gain for sale of available-for-sale securities	93	Investment income, net
Total reclassifications for the period	$1,162	Net of tax

19. Segment Information
The Company currently conducts primarily all of its business in five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) rural land, 4) resorts, leisure and leasing operations and 5) forestry. The residential real estate segment generates revenues from the development and sale of homes and homesites. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The rural land segment sells parcels of land included in the Company’s holdings of timberlands. The resorts, leisure and leasing operations segment generates revenue and rental fees associated with its vacation rental program in the WaterColor Inn, WaterColor, WaterSound Beach and surrounding communities and other resort, golf club, marina and retail/commercial leasing operations. The forestry segment produces and sells woodfiber, sawtimber and other forest products.
The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.
The Company uses income from operations before equity in income (loss) from unconsolidated affiliates, income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.
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

F 41

Information by business segment is as follows:

	2013	2012	2011
OPERATING REVENUES:
Residential real estate	$33,698	$22,115	$12,595
Commercial real estate	10,881	10,400	3,778
Rural land	85	23,413	3,472
Resorts, leisure and leasing operations	50,767	44,407	38,239
Forestry	35,450	38,977	86,703
Other	375	84	498
Consolidated operating revenues	$131,256	$139,396	$145,285

DEPRECIATION, DEPLETION AND AMORTIZATION:
Residential real estate	$776	$1,802	$2,457
Resorts, leisure and leasing operations	6,424	5,714	6,924
Forestry	1,775	2,105	4,950
Other reportable segments	156	489	1,509
Consolidated depreciation, depletion and amortization	$9,131	$10,110	$15,840

INVESTMENT INCOME, NET
Other reportable segments	113	68	102
Corporate	1,385	1,151	1,028
Consolidated investment income, net	$1,498	$1,219	$1,130

INTEREST EXPENSE
Residential real estate	$(1,999)	$(2,802)	$(3,555)
Commercial and other	(41)	(18)	(366)
Consolidated interest expense	$(2,040)	$(2,820)	$(3,921)

EQUITY IN INCOME (LOSS) FROM UNCONSOLIDATED AFFILIATES
Resorts, leisure and leasing operations	$112	$(46)	$(93)

INCOME (LOSS) BEFORE EQUITY IN (INCOME) LOSS FROM UNCONSOLDIATED AFFILIATES AND INCOME TAXES:
Residential real estate (a)	$4,558	$(6,772)	$(355,080)
Commercial real estate (b)	3,298	(271)	(42,516)
Rural land	22	16,791	2,158
Resorts, leisure and leasing operations (c)	(1,928)	(1,414)	(8,020)
Forestry	13,384	13,475	59,092
Other (d)	(14,889)	(15,386)	(41,507)
Consolidated income (loss) before equity in income (loss) from unconsolidated affiliates and income taxes	$4,445	$6,423	$(385,873)

F 42

	2013	2012	2011
CAPITAL EXPENDITURES:
Residential real estate	$12,284	$7,679	$12,023
Commercial real estate	2,388	3,829	11,833
Resorts, leisure and leasing operations	23,486	9,023	4,007
Forestry	3,678	2,701	2,766
Other	224	163	93
Total capital expenditures	$42,060	$23,395	$30,722

	December 31, 2013	December 31, 2012
TOTAL ASSETS:
Residential real estate	$141,097	$141,526
Commercial real estate	62,924	64,961
Rural land	6,147	6,219
Resorts, leisure and leasing operations (e)	142,940	125,596
Forestry	54,742	53,839
Other	261,622	253,380
Total assets	$669,472	$645,521

(a)	Includes impairment losses of $0.2 million and $337.6 million in 2013 and 2011, respectively.
(b)	Includes impairment losses of $38.2 million in 2011.
(c)	Includes impairment losses of $4.9 million, $2.6 million and $1.4 million in 2013, 2012 and 2011, respectively.
(d)	Includes pension charges of $2.1 million and $5.9 million in 2012 and 2011, respectively.
(e)	Includes $2.2 million of investment in equity method investees at December 31, 2013 and 2012.
20. Commitments and Contingencies

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

F 43

The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business. The Company cannot assure you that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.
On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it had issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is currently cooperating with the SEC and providing relevant information, including most recently in February 2014, regarding the Company’s change in investment strategy and impairments. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. In addition, the Company cannot evaluate the likelihood of an unfavorable outcome nor can it predict the amount or range of possible loss from an unfavorable outcome to provide an estimated range of loss.
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
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Aggregate environmental-related accruals were $1.1 million and $1.6 million at December 31, 2013 and 2012, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final outcome could have a material impact on the results of operations or cash flows of the Company.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At December 31, 2013 and 2012, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $14.1 million and $10.3 million, respectively.

F 44

At December 31, 2013, the Company has a total of $21.0 million in purchase obligations, which $19.7 million are for 2014, $1.1 million are for 2015 and $0.2 million are for 2016.

The Company's supply agreement with RockTenn that requires the Company to deliver and sell a total of 3.9 million tons of pine pulpwood through December 2017. Pricing under the agreement approximates market, using a formula based on published regional prices for pine pulpwood. The agreement is assignable by the Company, in whole or in part, to purchasers of its properties, or any interest therein, and does not contain a lien, encumbrance, or use restriction on any of the Company's properties. As part of the AgReserves Sale, the RockTenn Supply Agreement will be assumed by AgReserves.

The construction loan entered into by the Pier Park North joint venture requires the Company to provide certain guarantees and covenants as described in Note 8, Real Estate Joint Ventures.

The AgReserves Sale Agreement contains certain termination rights, including if it is not completed on or before May 1, 2014 or if the approval of the Company's shareholders is not obtained. If the AgReserves Sale is terminated under certain circumstances, the Company may be required to pay AgReserves certain fees and expenses, including: (i) a termination fee of approximately $21 million if: (a) in certain cases, the Company's shareholders’ do not approve the AgReserves Sale, (b) the Company enters into a definitive transaction agreement providing for the consummation of the transaction contemplated by a Superior Proposal (as defined in the AgReserves Sale Agreement), or (c) the Company's Board makes a Recommendation Change (as defined in the AgReserves Sale Agreement) or fails to recommend that the Company's shareholders approve the AgReserves Sale; or (ii) AgReserves’s transaction costs and expenses which in some cases are limited to $1.5 million. Except in certain limited cases as set forth in the AgReserves Sale Agreement, the Company is required to return the deposit to AgReserves if the AgReserves Sale Agreement is terminated.

21. Quarterly Financial Data (unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
2013
Operating revenues	$33,868	$36,827	$33,788	$26,773
Operating income (loss)	$(1,964)	$3,383	$1,583	$(2,225)
Net income (loss) attributable to the Company	$562	$4,198	$2,704	$(2,474)
Basic and diluted income (loss) per share attributable to the Company	$—	$0.05	$0.03	$(0.03)
2012
Operating revenues	$22,614	$55,907	$30,357	$30,518
Operating income (loss)	$(9,258)	$15,360	$(2,367)	$(1,601)
Net income (loss) attributable to the Company	$(8,630)	$15,340	$176	$(874)
Basic and diluted income (loss) per share attributable to the Company	$(0.09)	$0.17	$—	$(0.01)

F 45

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013
(in thousands)

	Initial Cost to Company
Description	Encumbrances	Land	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition(1)	Land & Land Improvements	Buildings and Improvements	Total	Accumulated Depreciation
Land with infrastructure	$3,428	$12,390	$7,929	$51,792	$64,182	$7,929	$72,111	$923
Buildings	—	16,551	25,153	99,899	48,592	92,465	141,057	50,899
Residential and resorts and leisure	8,085	71,774	1,884	84,894	159,098	—	159,098	843
Timberlands	—	25,589	—	30,146	55,735	—	55,735	831
Unimproved land	—	5,965	—	2,298	8,263	—	8,263	—
Total	$11,513	$132,269	$34,966	$269,029	$335,870	$100,394	$436,264	$53,496

(1)	Includes cumulative impairments.
Notes:

(A)	The aggregate cost of real estate owned at December 31, 2013 for federal income tax purposes is approximately $699 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	2013	2012	2011
Balance at beginning of the year	$418,197	$429,431	$799,506
Amounts capitalized	44,795	21,058	28,309
Impairments	(5,080)	(2,551)	(377,270)
Cost of real estate sold	(22,022)	(27,248)	(10,444)
Amounts retired or adjusted	374	(2,493)	(10,670)
Balance at the end of the year	$436,264	$418,197	$429,431

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	2013	2012	2011
Balance at beginning of the year	$49,772	$44,489	$41,992
Depreciation expense	6,547	7,494	12,215
Amounts retired or adjusted	(2,823)	(2,211)	(9,718)
Balance at the end of the year	$53,496	$49,772	$44,489

F 46

THE ST. JOE COMPANY
SCHEDULE IV (CONSOLIDATED) - MORTAGE LOANS ON REAL ESTATE
DECEMBER 31, 2013
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Seller financing	4%	August 2015	P&I (a)	—	$3,416	—
Seller financing	4% for the first twelve months; 6% for the second twelve months	February 2015	(b)	—	1,291	—
Various other seller financing	5%	October 2016 and December 2016	P&I (c)	—	647	—
Total (d)					$5,354

(a)
Principal and interest is paid quarterly over a ten year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.

(b)	Payments are made in varying amounts over the life to maturity. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.
(c)	Principal and interest is paid monthly.
(d)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2013	2012	2011
Balance at beginning of the year	$1,158	$1,752	$2,617
Additions during the year - new mortgage loans	5,854	—	681
Deductions during the year
Collections of principal	1,363	594	1,546
Foreclosures	295	—	—
Balance at the end of the year	$5,354	$1,158	$1,752

F 47